Form 10-K
period 1997-12-31
CORNERSTONE BANCSHARES INC
filed 1998-04-16
CIK 1038773

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997


                        Commission file number 333-26699

                          CORNERSTONE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                            TENNESSEE                                                        62-1173944
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

                                5319 HIGHWAY 153
                          CHATTANOOGA, TENNESSEE 37343
              (Address of principal executive offices and Zip Code)

                                 (423) 877-8181
                         (Registrant's telephone number)


Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---   ---

         THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 31, 1998 IS APPROXIMATELY $10,789,000. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. OUTSTANDING AT MARCH 31, 1998, COMMON STOCK, $1.00 PAR VALUE, 1,007,561.

                    Documents Incorporated by Reference: NONE

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Cornerstone Bancshares, Inc. ("Cornerstone"), a Tennessee corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was formerly known as East Ridge Bancshares, Inc. Its wholly-owned subsidiary, Cornerstone Community Bank, a Tennessee banking corporation (the "Bank"), resulted from the merger of The Bank of East Ridge and Cornerstone Community Bank effective October 15, 1997. Cornerstone provides a variety of banking and financial services to businesses and individuals. Cornerstone's headquarters and principal banking office is located at 5319 Highway 153, Chattanooga, Tennessee. It has branches located at 4154 Ringgold Road (formerly the main office of The Bank of East Ridge) and 610 Georgia Avenue, Chattanooga, Tennessee. It also leases space in which it operates two branches in Foodmax Supermarkets. Cornerstone conducts its business as a commercial bank, with special emphasis in retail banking, including the acceptance of checking and savings deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. It also offers collections, notary public services, escrow service and other customary bank services to its customers.

         The 1997 and 1996 statistical disclosures of Cornerstone under Guide 3 represent historical financial information presented on a pro forma basis as if the merger of The Bank of East Ridge and Cornerstone Community Bank occurred as of January 1, 1996. Guide 3 financial information presented on the pro forma basis provides comparable data that is reasonable and meaningful to the combined banking operations that began on the merger date of October 15, 1997.

EMPLOYEES

         As of March 31, 1998, Cornerstone had approximately 44 full-time employees. The employees are not represented by a collective bargaining unit. Cornerstone believes its relationship with its employees to be good.

CUSTOMERS

         It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a materially adverse effect on the business of Cornerstone.

COMPETITION

         All phases of Cornerstone's banking activities are highly competitive. Cornerstone competes actively with nine commercial banks, as well as finance companies, credit unions and other financial institutions located in its service area, which includes Hamilton County, Tennessee.

SUPERVISION AND REGULATION

         Cornerstone is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956, as amended (the "Act"), and is registered with the Board of Governors of the Federal Reserve System (the "Board"). Cornerstone is required to file with the Board annual reports and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of Cornerstone and its subsidiaries. The following summary of the Act and of the other acts described herein is qualified in its entirety by express reference to each of the particular acts.

         The Act requires every bank holding company to obtain the prior approval of the Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not majority owned by Cornerstone. The Act prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company which is not a bank and from engaging in any business other than banking or furnishing services to or performing services for its subsidiaries. The 5% limitation is not applicable to ownership of shares in any company the activities of which the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         Subject to limited exceptions, the Act prohibits the direct or indirect acquisition by a bank holding company or any of its subsidiaries of more than five percent of the voting shares or substantially all of the assets of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted, unless the acquisition is specifically authorized by a statute of the state in which the bank to be acquired is located. The Tennessee Reciprocal Banking Act was amended, effective January 1, 1991, generally to permit nationwide reciprocal interstate banking.

         The Bank is an "affiliate" of Cornerstone within the meaning of the Federal Reserve Act. This act places restrictions on a bank's loans or extensions of credit to, purchases of or investments in the securities of, and purchases of assets from an affiliate, a bank's loans or extensions of credit to third parties collateralized by the securities or obligations of an affiliate, the issuance of guarantees, acceptances, and letters of credit on behalf of an affiliate, and certain bank transactions with an affiliate, or with respect to which an affiliate acts as agent, participates, or has a financial interest. Furthermore, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

         Under Federal Reserve Board policy, Cornerstone is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support its subsidiary. This support may be required at times when, absent such Federal Reserve Board policy, Cornerstone may not be inclined to provide it. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Under FDICIA (see discussion below) a bank holding company may be required to guarantee the capital plan of an undercapitalized depository institution. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         The Bank is a member of the FDIC and is subject to examination and regulation by that authority. The Bank is chartered under the banking laws of the State of Tennessee and is subject to the supervision of, and regular examination by, the TDFI.

         The Tennessee Reciprocal Banking Act requires the filing of an application with and the approval of the Tennessee Commissioner of Financial Institutions to acquire a Tennessee bank or bank holding company.

         Tennessee law was amended in 1990 to permit branch banking in any county in the state. Prior to the amendment, statewide branching was possible pursuant to a May 1988 federal court decision.

         In December 1991, a major banking bill entitled the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted, which substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The Bank has capital levels well above the minimum requirements. In addition, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market and also may not be able to "pass through" insurance coverage for certain employee benefit accounts. FDICIA also requires the holding company of any undercapitalized depository institution to guarantee, in part, certain aspects of such depository institution's capital plan for such plan to be acceptable. FDICIA contains numerous other provisions, including new accounting, audit and reporting requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

EFFECT OF GOVERNMENTAL POLICIES

         Cornerstone and the Bank are affected by the policies of regulatory authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national money supply. Among the instruments of monetary policy used by the Federal Reserve are: purchases and sales of U.S. Government securities in the marketplace; changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; and changes in the reserve requirements of depository institutions. These instruments are effective in influencing economic and monetary growth, interest rate levels and inflation.

         The monetary policies of the Federal Reserve System and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national economy and in the money market, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand or the business and earnings of Cornerstone or whether the changing economic conditions will have a positive or negative effect on operations and earnings.

         Bills are pending before the United States Congress and the Tennessee General Assembly which could affect the business of Cornerstone and the Bank, and there are indications that other similar bills may be introduced in the future. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of Cornerstone and the Bank may be affected thereby.

NET INTEREST INCOME

         The following table sets forth weighted yields earned by Cornerstone on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the years ended December 31, 1997 and 1996.


                                                                         December 31, 1997                  December 31, 1996
                                                                 -------------------------------    --------------------------------
                                                                             Interest    Average                 Interest   Average
                                                                  Average    Income/     Yields/     Average     Income/    Yields/
(Fully taxable equivalent) (Dollars in thousands)                 Balance    Expense      Rates      Balance     Expense     Rates
                                                                 --------    --------    -------    --------     --------   -------
ASSETS:
Interest-earning assets:
Loans net of unearned income...............................      $ 50,120    $ 5,292      10.56%     $ 32,051     $3,498     10.91%
Other investments..........................................        19,207      1,317       6.86%       15,049        929      6.17%
Interest-bearing deposits with banks.......................           713         39       5.47%        1,940         96      4.95%
Federal funds sold.........................................         3,447        189       5.48%        2,028        116      5.72%
                                                                 --------    -------                 --------     ------
     Total interest-earning assets/interest income.........        73,487      6,837       9.30%       51,067      4,639      9.08%
                                                                 --------    -------                 --------     ------
Cash and due from banks....................................         2,859                               2,592
Other assets...............................................         5,413                               3,275
 Allowance for loan losses.................................          (706)                               (402)
                                                                 --------                            --------
    Total..................................................      $ 81,053                            $ 56,532
                                                                 ========                            ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
Demand deposits............................................      $ 11,104    $   247       2.22%     $  8,815     $  213      2.42%
 Savings...................................................         9,430        363       3.85%        8,000        263      3.29%
Time certificates..........................................        43,705      2,703       6.18%       27,945      1,482      5.30%
                                                                 --------    -------                 --------     ------
Other borrowings...........................................           -0-        -0-                      397         32      8.06%
                                                                 --------    -------                 --------     ------
    Total interest-bearing liabilities/interest expense....        64,239      3,313       5.16%       45,157      1,990      4.41%
                                                                 --------    -------                 --------     ------
Non interest-bearing demand deposits.......................         7,896                               5,469
Other liabilities..........................................         2,654                                 369
Shareholders' equity.......................................         6,264                               5,537
                                                                 --------                            --------
    Total..................................................      $ 81,053                            $ 56,532
                                                                 ========                            ========
Net interest earnings......................................                  $ 3,524                              $2,649
                                                                             =======                              ======
 Net interest on interest-earning assets...................                                4.80%                              5.19%

LIABILITY AND ASSET MANAGEMENT

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

         The asset/liability committee, which consists of the chief executive officer, president and four other directors are charged with monitoring the liquidity and funds position of Cornerstone. The committee regularly reviews (a) the rate sensitivity position on a three-month, six-month, and one-year time horizon; (b) loans to deposit ratios; and (c) average maturity for certain categories of liabilities.

         Cornerstone operates an internal asset/liability management model. No estimates of the impact of changing interest rates on historical or projected earnings are available. The current level of interest rate risk can, however, be inferred from maturity and repricing data. At December 31, 1997, Cornerstone had a negative cumulative repricing gap within one year of approximately $25 million, or approximately 27% of total assets. This negative repricing gap indicates that Cornerstone's future earnings may be adversely impacted by a rise in market interest rates. Such an impact would primarily be felt in the twelve-month period after a rise in rates.

         The following tables represent an interest sensitivity profile for Cornerstone as of December 31, 1997 and 1996. The tables represent a static point in time and do not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.


                                                                                  December 31, 1997
                                                      ---------------------------------------------------------------------------
                                                      Within      After 3 months    After 12 months
                                                      3 months   Within 12 months    Within 5 years   After 5 years      Total
                                                      --------   ----------------   ---------------   --------------   ----------
(Dollars in thousands)
EARNING ASSETS:
Loans .............................................   $ 20,833      $  9,077            $25,525          $ 5,155          $60,590
Investment securities .............................      1,424         2,146             12,621            2,205           18,396
Other earning assets ..............................        702            --                 --               --              702
Federal funds sold ................................      1,130            --                 --               --            1,130
                                                      --------      --------            -------          -------          -------
         Total earning assets .....................   $ 24,019      $ 11,223            $38,146          $ 7,360          $80,818
                                                      ========      ========            =======          =======          =======
INTEREST-BEARING LIABILITIES:
 Interest-bearing deposits ........................   $ 39,232      $ 21,020            $12,324          $    --          $72,576
                                                      --------      --------            -------          -------          -------
         Total interest-bearing liabilities .......   $ 39,232      $ 21,020            $12,324          $    --          $72,576
                                                      ========      ========            =======          =======          =======
RATE SENSITIVITY GAP:
Net repricing gap .................................   $(15,143)     $ (9,797)           $25,822          $ 7,360          $ 8,171
Net repricing gap as a percentage of total
assets ............................................     (16.33)%      (10.57)%            27.85%            7.94%            8.89%
Cumulative gap ....................................   $(15,143)     $(24,940)           $   811          $ 8,171
Cumulative gap as a percentage of
  total assets ....................................     (16.33)%      (26.90)%             0.87%            8.89%

                                                                            December 31, 1996
                                               --------------------------------------------------------------------------
                                                Within     After 3 months    After 12 months
                                               3 months   Within 12 months    Within 5 years   After 5 years      Total
                                               --------   ----------------   ---------------   --------------   ---------
(Dollars in thousands)
EARNING ASSETS:
Loans .....................................     $22,851        $  2,537         $15,596            $    403       $41,387
Investment securities .....................         814           6,125           5,202               4,837        16,978
Other earning assets ......................       1,206              --              --                  --         1,206
Federal funds sold ........................       2,327              --              --                  --         2,327
                                                -------        --------         -------            --------       -------
         Total earning assets .............     $27,198        $  8,662         $20,798            $  5,240       $61,898
                                                =======        ========         =======            ========       =======
INTEREST-BEARING LIABILITIES:
 Interest-bearing deposits ................     $11,713        $ 16,922         $12,968            $ 15,107       $56,710
 Other borrowed funds .....................          --              --             364                  --           364
                                                -------        --------         -------            --------       -------
         Total interest-bearing liabilities     $11,713        $ 16,922         $13,332            $ 15,107       $57,074
                                                =======        ========         =======            ========       =======
RATE SENSITIVITY GAP:
Net repricing gap .........................     $15,485        $ (8,260)        $ 7,466            $ (9,867)      $ 4,824
Net repricing gap as a percentage of total
assets ....................................       21.60%         (11.52)%         10.41%             (13.76)%        6.73%
Cumulative gap ............................     $15,485        $  7,225         $14,691            $  4,824
Cumulative gap as a percentage of
  total assets ............................       21.60%          10.08%          20.49%               6.73%

Management has made the following assumptions in the above analysis: (i) Assets and liabilities are generally assigned to a period based upon their earliest repricing period when the repricing is less than the contractual maturity; (ii) Investment securities available for sale are currently treated in the same manner as comparable securities in the investment securities held to maturity portfolio in that they are scheduled according to the earlier of their contractual maturities or earliest repricing dates; and (iii) Interest-bearing demand deposits, money market deposits and savings deposits that have no contractual maturities are scheduled in the within 3 months category.

DEPOSITS

         Cornerstone's primary sources of funds are interest bearing deposits. The following table sets forth Cornerstone's deposit structure at December 31, 1997 and 1996.


                                                       December 31,        December 31,
                                                           1997                1996
                                                       ------------        ------------
                                                               (In thousands)
Non interest-bearing deposits:
Individuals, partnerships and corporations..             $ 9,184              $ 6,254
Certified and official checks ..............                  89                  377
                                                         -------              -------
  Total non interest-bearing deposits ......               9,273                6,631
 Interest-bearing deposits:
Interest-bearing demand accounts ...........              13,009                9,362
 Savings accounts ..........................               9,879                9,377
Certificates of deposit, less than $100,000               35,736               27,862
Certificates of deposit, $100,000 or more...              13,952               10,109
                                                         -------              -------
  Total interest-bearing deposits ..........              72,576               56,710
                                                         -------              -------
  Total deposits ...........................             $81,849              $63,341
                                                         =======              =======


         The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:


                                                   December 31, 1997                  December 31, 1996
                                          -----------------------------------   ---------------------------
                                                                  (Dollars in thousands)

Non interest-bearing deposits ..              $ 7,896                            $ 5,469
Savings deposits ...............                9,430                 3.85%        8,000              3.29%
Time deposits ..................               43,705                 6.18%       27,945              5.30%
Interest-bearing demand deposits               11,104                 2.22%        8,815              2.42%
                                              -------                            -------
         Total deposits ........              $72,135                            $50,229
                                              =======                            =======

         At December 31, 1997 and 1996, time deposits of $100,000 or more aggregated approximately $14.0 million and $10.0 million, respectively. The following table indicates, as of the dates indicated, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):


                                      December 31, 1997                       December 31, 1996
                               ----------------------------------    -----------------------------------
                               3 Months      3 to 12      1 to 5     3 Months       3 to 12       1 to
                               or less       Months       Years      or less        Months        Years
                               -------    -------------   -------    ---------     ----------    -------

Time certificates ...........  $4,251        $7,076       $2,625     $1,949          $3,952      $4,208


ASSETS

         Management of Cornerstone considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth Cornerstone's interest-earning assets by category at December 31, 1997 and 1996.



                                                   December 31, 1997      December 31, 1996
                                                   -----------------      -----------------
                                                               (In thousands)

Interest-bearing deposits with banks ..........          $   702                $ 1,206
Investment securities held to maturity ........           10,780                 15,053
Investment securities available for sale ......            7,616                  1,925
Federal funds sold ............................            1,130                  2,327
Loans:
  Real estate .................................           42,716                 28,586
  Commercial and other ........................           18,789                 12,801
                                                         -------                -------
    Total loans ...............................           61,505                 41,387
    Provision for loan losses .................              915                    497
                                                         -------                -------
  Loans, net ..................................           60,590                 40,890
                                                         -------                -------
 Interest-earning assets ......................          $80,818                $61,401
                                                         =======                =======


INVESTMENT PORTFOLIO

         At December 31, 1997, obligations of the United States Government or its agencies represented 27.0% of the investment portfolio. The following table presents the composition of the book value (historical amortized cost basis) of Cornerstone's investment portfolio at December 31, 1997 and 1996.


                                                             December 31, 1997             December 31, 1996
                                                             -----------------             -----------------
                                                                              (In thousands)

AVAILABLE FOR SALE:
 U. S. Treasuries.......................................             $1,451                      $ 1,841
 Obligations of U.S. Government agencies................              3,664                        4,157
 States and political subdivisions......................                 --                          951
 Other securities.......................................              2,501                          275
                                                                    -------                      -------
        Total available for sale........................              7,616                        7,224
                                                                    -------                      -------
HELD TO MATURITY:
 Obligations of U.S. Government agencies................              6,235                        6,705
 States and political subdivisions......................                 --                        1,907
 Other investment securities............................              4,545                        1,142
                                                                    -------                      -------
     Total investment securities held to maturity ......            $10,780                      $ 9,754
                                                                    -------                      -------
      Total investment portfolio........................            $18,396                      $16,978
                                                                    =======                      =======

         The following table presents the maturity distribution of the book value and estimated market value of Cornerstone's investment portfolio at December 1997 and 1996. The weighted average yields on these instruments are presented based on final maturity.


                                                         December 31, 1997                           December 31, 1996
                                               --------------------------------------      ------------------------------------
                                                                             Weighted                                  Weighted
                                                Book        Estimated         Average      Book         Estimated       Average
                                                Value      Market Value        Yield       Value       Market Value      Yield
                                                -----      ------------        -----       -----       ------------      -----
                                                                                 (In thousands)
AVAILABLE FOR SALE:
U.S. Treasuries:
  Due within 1 year ....................       $ 1,047     $ 1,047              5.62%      $  599         $  602          6.34%
  Due after 1 year but within 5 years ..           401         404              6.28%       1,238          1,239          5.74%
                                               -------     -------                         ------         ------

      Total ............................         1,448       1,451              5.80%       1,837          1,841          5.93%
                                               -------     -------                         ------         ------

Obligations of U.S. Government agencies:
  Due within 1 year ....................         2,326       2,357              6.05%         234            235          6.22%
  Due after 1 year but within 5 years ..         1,097       1,107              6.84%       3,165          3,167          5.58%
  Due after 5 years but within 10 years            200         200              7.50%         200            198          7.22%
  Due after 10 years ...................                                                      556            557          6.95%
                                               -------     -------                         ------         ------

        Total ..........................         3,623       3,664              6.37%       4,155          4,157          5.88%
                                               -------     -------                         ------         ------
States and political subdivisions:
  Due after 10 years ...................                                                      937            951          5.32%
                                                                                           ------         ------
 Other investment securities:
   Due within 1 year ...................           301         310              7.72%
   Due after 1 year but within 5 years .           689         693              6.62%
   Due after 5 years but within 10 years           698         703              6.76%
   Due after 10 years ..................           786         795              6.76%         280            275          6.57%
     Total .............................         2,474       2,501              6.79%
                                               -------     -------                         ------         ------
     Total available for sale ..........       $ 7,545     $ 7,616              6.39%      $7,209         $7,224          5.85%
                                               =======     =======                         ======         ======
HELD TO MATURITY:
U.S. Government agencies:
  Due within 1 year ....................       $ 3,504     $ 3,546              5.95%
  Due after 1 year but within 5 years ..         2,731       2,734              5.36%       5,244          5,243          6.30%
  Due after 10 years ...................                                                    1,461          1,457          6.13%
                                               -------     -------                         ------         ------
       Total ...........................         6,235       6,280              5.69%       6,705          6,700          6.26%
                                               -------     -------                         ------         ------
State and political subdivisions:
   Due after 5 years but within 10 years                                                      146            146          5.00%
   Due after 10 years ..................                                                    1,761          1,793          5.50%
                                                                                           ------         ------
        Total ..........................                                                    1,907          1,939          5.46%
                                                                                           ------         ------
Other:
   Due within 1 year ...................         1,391       1,394              6.79%         913            916          7.43%
   Due after 1 year but within 5 years .         2,585       2,586              6.82%         229            230          7.37%
   Due after 5 years but within 10 years           145         146              6.89%
   Due after 10 years ..................           424         430              6.55%
                                               -------     -------
       Total ...........................         4,545       4,556              6.79%       1,142          1,146          7.42%
                                               -------     -------                         ------         ------
        Total held to maturity .........       $10,780     $10,836              6.16%      $9,754         $9,785          6.24%
                                               =======     =======                         ======         ======
                Total investments ......       $18,325     $18,452              6.42%     $16,963        $17,009          6.07%
                                               =======     =======


INVESTMENT POLICY

         The objective of Cornerstone's investment policy is to invest funds not otherwise needed to meet the loan demand of Cornerstone's market area to earn the maximum return for Cornerstone, yet still maintain sufficient liquidity to meet fluctuations in Cornerstone's loan demand and deposit structure. In doing so, Cornerstone balances the market and credit risks against the potential investment return, makes investments compatible with the pledge requirements of Cornerstone's deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs. The president is authorized to execute security transactions for the investment portfolio based on the decisions of the asset/liability committee. All the investment transactions occurring since the previous board of directors' meeting are reviewed by the board at its next monthly meeting, in addition to the entire portfolio. The investment policy allows portfolio holdings to include short-term securities purchased to provide Cornerstone's needed liquidity and longer term securities purchased to generate stable income for Cornerstone during periods of interest rate fluctuations.

LOAN PORTFOLIO

         The following table summarizes certain information concerning Cornerstone's loan portfolio (in thousands):


                                                             December 31, 1997                December 31, 1996
                                                      ------------------------------    ----------------------------
                                                       Amount      % of Total Loans      Amount     % of Total Loans
                                                      --------     -----------------    --------    ----------------

Real estate loans:
  Construction and land development......              $ 8,581               13.95%      $ 5,561              13.44%
  Secured by residential properties......               13,152               21.38%        9,629              23.27%
  Other real estate loans................               20,983               34.12%       13,396              32.36%
                                                       -------                           -------
    Total real estate loans..............               42,716               69.45%       28,586              69.07%
Commercial and industrial loans..........               12,373               20.12%        6,645              16.06%
Consumer loans...........................                6,241               10.15%        4,972              12.01%
All other loans..........................                  175                0.28%        1,184               2.86%
                                                       -------              ------       -------             ------
    Total loans..........................              $61,505              100.00%      $41,387             100.00%
                                                       =======              ======       =======             ======

         The following tables set forth maturities of the loan portfolio and the sensitivity to interest rate changes of Cornerstone's loan portfolio (in thousands).


                                                                    December 31, 1997
                                            ----------------------------------------------------------------------
                                                                       Maturity Range
                                            ----------------------------------------------------------------------
                                            One Year           One Through              Over
                                             or Less            Five Years           Five Years             Total
                                            --------           -----------           ----------            -------
Real estate construction loans ...           $11,453              $17,395              $  716              $29,564
Real estate mortgage loans .......             6,237                4,139               2,776               13,152
Commercial and industrial loans                7,548                3,594               1,231               12,373
All other loans ..................             5,587                  397                 432                6,416
                                             -------              -------              ------              -------
  Total loans ....................           $30,825              $25,525              $5,155              $61,505
                                             =======              =======              ======              =======

                                                                    December 31, 1996
                                            ----------------------------------------------------------------------
                                                                       Maturity Range
                                            ----------------------------------------------------------------------
                                            One Year           One Through              Over
                                             or Less            Five Years           Five Years             Total
                                            --------           -----------           ----------            -------
Real estate construction loans ...           $10,218              $    --              $   --              $10,218
Real estate mortgage loans .......             4,049                8,435               6,637               19,121
Commercial and industrial loans                2,459                3,918                 268                6,645
All other loans ..................               746                4,427                 230                5,403
                                             -------              -------              ------              -------
  Total loans ....................           $17,472              $16,780              $7,135              $41,387
                                             =======              =======              ======              =======


LOAN POLICY

         All lending activities of Cornerstone are under the direct supervision and control of the senior loan committee, which consists of the chief executive officer, president, executive vice president and four other directors. The loan committee enforces loan authorizations for each officer, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division. Cornerstone's established maximum loan volume to deposits is 85%. The loan portfolio consists primarily of real estate, commercial and installment loans. Commercial loans consist of either real estate loans or term loans. Maturity of term loans is normally limited to five to seven years. Conventional real estate loans may be made up to 95% of the appraised value or purchase cost of the real estate for no more than a thirty-year term. Installment loans are based on the earning capacity and vocational stability of the borrower.

         Management of Cornerstone periodically reviews the loan portfolio, particularly nonaccrual and renegotiated loans. The review may result in a determination that a loan should be placed on a nonaccrual status for income recognition. In addition, to the extent that management identifies potential losses in the loan portfolio, it reduces the book value of such loans, through charge-offs, to their estimated collectible value. Cornerstone's policy is to classify as nonaccrual any loan on which payment of principal or interest is 90 days or more past due except where there is adequate collateral to cover principal and accrued interest and the loan is in the process of collection. No concessions are granted and late fees are collected. In addition, a loan will be classified as nonaccrual if, in the opinion of the management, based upon a review of the borrower's or guarantor's financial condition, collateral value or other factors, payment is questionable, even though payments are not 90 days or more past due.

         When a loan is classified as nonaccrual, any unpaid interest is reversed against current income. Interest is included in income thereafter only to the extent received in cash. The loan remains in a nonaccrual classification until such time as the loan is brought current, when it may be returned to accrual classification. When principal or interest on a nonaccrual loan is brought current, if in management's opinion future payments are questionable, the loan would remain classified as nonaccrual. After a nonaccrual or renegotiated loan is charged off, any subsequent payments of either interest or principal are applied first to any remaining balance outstanding, then to recoveries and lastly to income.

         The large number of consumer installment loans and the relatively small dollar amount of each makes an individual review impracticable. It is Cornerstone's policy to charge off any consumer installment loan which is past due 90 days or more.

         In addition, mortgage loans secured by real estate are placed on nonaccrual status when the mortgagor is in bankruptcy, or foreclosure proceedings are instituted. Any accrued interest receivable remains in interest income as an obligation of the borrower.

         Cornerstone's underwriting guidelines are applied to three major categories of loans, commercial and industrial, real estate, which includes residential, construction and development and certain other real estate loans and consumer loans. Cornerstone requires its loan officers and loan committee to consider the borrower's character, the borrower's financial condition as reflected in current financial statements, the borrower's management capability, the borrower's industry and the economic environment in which the loan will be repaid. Before approving a loan, the loan officer or committee must determine that the borrower is basically honest and creditworthy, determine that the borrower is a capable manager, understand the specific purpose of the loan, understand the source and plan of repayment, determine that the purpose, plan and source of repayment as well as collateral are acceptable, reasonable and practical given the normal framework within which the borrower operates.

CREDIT RISK MANAGEMENT AND RESERVE FOR LOAN LOSSES

         Credit risk and exposure to loss are inherent parts of the banking business. Management seeks to manage and minimize these risks through its loan and investment policies and loan review procedures. Management establishes and continually reviews lending and investment criteria and approval procedures that it believes reflect the risk sensitive nature of Cornerstone. The loan review procedures are set to monitor adherence to the established criteria and to ensure that on a continuing basis such standards are enforced and maintained.

         Management's objective in establishing lending and investment standards is to manage the risk of loss and provide for income generation through pricing policies. To effectuate this policy, Cornerstone makes commercial real estate and other loans with one year or less fixed maturity.

         The loan portfolio is regularly reviewed and management determines the amount of loans to be charged-off. In addition, such factors as Cornerstone's previous loan loss experience, prevailing and anticipated economic conditions, industry concentrations and the overall quality of the loan portfolio are considered. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowances for losses on loans and real estate owned. Such agencies may require Cornerstone to recognize additions to the allowances based on their judgments about information available at the time of their examinations. In addition, any loan or portion thereof which is classified as a "loss" by regulatory examiners is charged-off.

         The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management's opinion, is adequate to provide for reasonably foreseeable potential loan losses. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan losses was $915,000 at year end, or 1.49% of loans outstanding. The following table presents data related to Cornerstone's reserve for loan losses for the years ended December 31, 1997 and 1996.



                                                          December 31, 1997    December 31, 1996
                                                          -----------------    -----------------
                                                                      (In thousands)
Beginning balance...............................                 $497                  $307
Provision for loan losses.......................                  434                   201
Net charge-offs.................................                  (16)                  (11)
                                                                 ----                  ----
  Ending balance................................                 $915                  $497
                                                                 ====                  ====


         The following table sets forth information regarding loans which are past due 90 days or more and certain other information as of the dates indicated:



                                                                             December 31, 1997     December 31, 1996
                                                                             -----------------     -----------------
                                                                                     (Dollars in thousands)
Nonaccrual loans ....................................................              $    --           $     --
Restructured loans ..................................................                   --                 --
Loans past due 90 days or more to principal or interest payments.....                  144                 13
Nonperforming loans as a percentage of net loans before allowance                     0.02%              0.05%
for loan losses .....................................................
Allowance for loan losses as a percentage of nonperforming loans.....               6354.2%           2276.92%


ITEM 2.  PROPERTIES

         Cornerstone has its principal offices in its main office building at 5319 Highway 153, Chattanooga, Tennessee, which is owned and occupied by Cornerstone Community Bank. Cornerstone operates branches at 4154 Ringgold Road, and 610 Georgia Avenue, Chattanooga, Tennessee. It also leases the space in which it operates two branches in Foodmax Supermarkets. These two branches each are comprised of approximately 450 square feet in each supermarket and are leased pursuant to lease agreements entered into in August and November 1992 for initial five year terms. Each lease provides two five year extensions. The leases have been renewed for the first renewal period. The Georgia Avenue branch contains 1800 square feet and is leased pursuant to a lease agreement which provides for an initial term of three years with two three-year renewal options.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which Cornerstone or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Cornerstone to be contemplated by any governmental authority; nor are there material proceedings known to Cornerstone, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Cornerstone, or any associate of any of the foregoing, is a party or has an interest adverse to Cornerstone or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Cornerstone Common Stock is not listed, traded or quoted on any securities exchange or in the over-the-counter market, and no dealer makes a market in the Common Stock, although isolated transactions between individuals occur from time to time. To Cornerstone management's knowledge, the most recent transaction with respect to Cornerstone Common Stock was $15.00 per share.

         There were approximately 475 holders of record of the Common Stock as of March 31, 1998.

         Cornerstone currently intends to retain its earnings, if any, for use in the business and does not anticipate paying any cash dividends in the foreseeable future. The board of directors cannot predict when such dividends, if any, will ever be made. The payment of dividends, if any, shall at all times be subject to the payment of Cornerstone's expenses, the maintenance of reasonable working capital and risk reserves, and minimum capitalization requirements for state banks. As a condition of its approval to begin operations, the Bank is restricted by the Department of Financial Institutions of the State of Tennessee from paying dividends until after February 1999 without the prior written consent of the Commissioner of the Department.

ITEM 6.  SELECTED FINANCIAL DATA

See Item 14.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following should be read in conjunction with the information and tables which follow. For a discussion of liquidity and the impact of inflation, see "Capital Resources/Liquidity" below.

         The 1997 and 1996 statistical disclosures of Cornerstone under Guide 3 represent historical financial information presented on a pro forma basis as if the merger of The Bank of East Ridge and Cornerstone Community Bank occurred as of January 1, 1996. Guide 3 financial information presented on the pro forma basis provides comparable data that is reasonable and meaningful to the combined banking operations that began on the merger date of October 15, 1997.

SUMMARY

         Net income for 1997 was $224,000, a 273% increase from Cornerstone's net income of $60,000 in 1996. Net income per common share for 1997 was 189% higher than in 1996. Pretax income for 1997 increased $368,000 from 1998 pretax income of $0.

         The increase in net income from 1996 to 1997 is primarily due to a 34% decrease in the noninterest operating expenses and a decrease in the total loan loss provision for the year. The increase was also due in part to an increase in interest-earning assets of $18.85 million offset somewhat by a 39 basis point decrease in the net interest margin.

FINANCIAL CONDITION

         Earning Assets. Average earning assets in 1997 increased $14.7 million or 22% over 1996 primarily due to an increase in average loans outstanding and an increase in the average investment securities portfolio. The loan growth was primarily funded by a significant increase in time deposits.

         Loan Portfolio. Cornerstone's average loans for 1997 were $50.1 million, an increase of 56% over $32 million in average loans for 1996. Loan growth for 1997 was primarily funded through increased deposit growth. Real estate loans increased by $14 million or 49% and commercial loans increased by $5 million or 86% over 1996. The increase in ending balances from 1996 to 1997 was consistent with the increase in average balances.

         Investment Portfolio. Cornerstone's investment securities portfolio increased by 8% or $1.3 million from 1996 to 1997. Cornerstone maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. Cornerstone maintains two classifications of investment securities. "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at book value. At year end 1997, unrealized gains in the "Available for Sale" portfolio amounted to $42,000.

         Deposits. Cornerstone's average deposits increased $21.9 million or 44% from 1996 to 1997. From year end 1996 to year end 1997, total deposits increased $18.5 million or 29%. The largest portion of growth during 1997 was an $11.7 million, or 31% increase in time deposits. This is due to Cornerstone's strategy of increasing time deposits by offering competitive rates to customers. From 1996 to 1997 interest-bearing transaction deposits increased $3.6 million or 39% and savings deposits increased $502,000 or 5%.

         Capital Resources. Stockholders' equity increased $3.0 million or 50% to $9.0 million as of December 31, 1997, compared with $6.0 million at the end of 1996. This increase was primarily due to warrants being exercised by shareholders.

BALANCE SHEET MANAGEMENT

         Liquidity Management. Liquidity is the ability of a company to convert assets into cash without significant loss and to raise funds by increasing liabilities. Liquidity management involves having the ability to meet day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.

         The primary function of asset/liability management is not only to assure adequate liquidity in order for Cornerstone to meet the needs of its customer based, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that Cornerstone can profitably deploy its assets. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

         The asset portion of the balance sheet provides liquidity primarily through loan repayments and maturity of investment securities. Additional sources of liquidity are the investment in federal funds sold and prepayments from the mortgage-backed securities from the investment portfolio.

         The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts. At year end, Cornerstone had approximately $2.0 million of federal funds lines available.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

         Net interest income for 1997 decreased $214,000 or 9% over 1996. The decrease in the net interest income from 1996 to 1997 is primarily due to the increase in interest-earning deposits and a decrease in the net interest margin.

         Interest income decreased $50,000 or 1% in 1997 from 1996. Interest income produced by the loan portfolio decreased $89,000 or 3% in 1997 from 1996. Interest income on investment securities increased $39,000 or 5% from 1996 to 1997. The increase in investment income is due to an increase in the average investment securities portfolio during 1997.

         Total interest expense increased $163,000 or 8% in 1997 from 1996. The interest expense increase from 1996 to 1997 is primarily due to the increase in average time deposits.

         The trend in net income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average-earning assets. This ratio represents the difference between the average yield on average-earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin decreased 39 basis points in 1997 to 4.80%. The net cost of funds, defined as interest expense divided by average-earning assets, decreased 96 basis points from 3.89% in 1996 to 2.92% in 1997. The yield on earning assets increased 22 basis points to 9.30% in 1997 from 9.08% in 1996.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The interest rate spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt securities and intense competition for funds with non-bank institutions. As a result of changes in the asset and liability mix during 1997, the interest rate spread decreased 53 basis points from 1996 to 1997.

         Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $915,000 for December 1997 in the allowance for possible loan losses account was sufficient to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

         Nonperforming Assets. Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated. Cornerstone's policy is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected may be reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual is accounted for on a cash basis.
As of December 31, 1997, Cornerstone had $144,000 of nonperforming assets.

         Noninterest Income. Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income decreased by $274,000 or 55% from 1996 to 1997. Fee income from service charges on deposit accounts decreased $158,000 or 45% in 1997 accounting for a larger portion of the total noninterest income decrease for the year.

         Noninterest Expense. Noninterest expense for 1997 decreased by $892,000 or 34% from 1996. Salaries and employee benefits decreased by $511,000 for 36% from 1996 for a total of $928,000. This decrease was due to a reduction in staff in 1997. Occupancy expense increased by $16,000 or 13% in 1997 which is attributed to the additional expense of adding the Fountain Square location at 610 Georgia Avenue in 1997. All other noninterest expense decreased $397,000 or 47% in 1997, primarily the result of Cornerstone's organization costs of $377,000 being a one-time occurrence in 1996.

CAPITAL RESOURCES/LIQUIDITY

         Liquidity. Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. Cornerstone's liquidity, represented by cash and cash due from banks, is a result of its operating, investing and financing activities. In order to insure funds are available at all times, Cornerstone devotes resources to projecting on a monthly basis the amount of funds which will be required and maintains relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

         Although Cornerstone has no formal liquidity policy, in the opinion of management, its liquidity levels are considered adequate. Cornerstone is not subject to any specific regulatory liquidity requirements imposed by regulatory orders. Cornerstone is subject to general FDIC guidelines which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

         The following table sets forth liquidity ratios for the periods indicated:



                                          December 31, 1997   December 31, 1996
                                          -----------------   -----------------
Average loans to average deposits.......        69.48%              3.31%

         Impact of Inflation and Changing Prices. The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. The impact of inflation on operations of Cornerstone is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of Cornerstone are monetary in nature. As a result, interest rates may have a more significant impact on Cornerstone's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

CAPITAL ADEQUACY

         Capital adequacy refers to the level of capital required to sustain asset growth over time and to absorb losses. The objective of Cornerstone's management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable businesses, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible equity to average tangible assets, and average equity to net loans.

         The FDIC has adopted capital guidelines governing the activities of banks. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments. The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital which is generally common shareholders' equity less goodwill and Tier II capital which is primarily a portion of the allowance for loan losses and certain qualifying debt instruments. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks to meet the regulatory minimums of 4% Tier I and 8% total risk-based capital. In 1990 regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

                                                                         December 31, 1997     December 31, 1996
                                                                         -----------------     -----------------
                                                                                 (Dollars in thousands)
CAPITAL:
Tier I capital:
         Stockholders' equity .........................................       $ 6,764               $  6,352
         Less disallowed intangibles ..................................            43                    (10)
                                                                              -------               --------
                  Total Tier I capital ................................       $ 6,721               $  6,362
Tier II capital:
         Qualifying debt ..............................................       $    --               $     --
         Qualifying allowance for loan losses .........................       $   838               $    497
                  Total Tier II capital ...............................       $ 7,559               $  6,859
                  Total capital .......................................       $ 7,559               $  6,859
Risk-adjusted assets ..................................................       $66,969               $ 46,406
Quarterly average assets ..............................................       $82,957               $ 66,174
RATIOS:
Tier I capital to risk-adjusted assets ................................         10.04%                 13.71%
Tier II capital to risk-adjusted assets ...............................         11.29%                 14.78%
Leverage -- Tier I capital to quarterly  average assets less disallowed
intangibles ...........................................................          8.10%                  9.61%

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for banks. Under the regulations defining these five capital categories, each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings. The following table lists the five categories of capital and each of the minimum requirements for the three risk-based capital ratios.


                                                          Total Risk-Based      Tier I Risk-Based         Leverage
                                                            Capital Ratio         Capital Ratio             Ratio
                                                          ----------------      -----------------       ------------
Well-capitalized......................................      10% or above           6% or above          5% or above
Adequately capitalized................................       8% or above           4% or above          4% or above
Undercapitalized......................................      Less than 8%          Less than 4%          Less than 4%
Significantly undercapitalized........................      Less than 6%          Less than 3%          Less than 3%
Critically undercapitalized...........................           --                    --                2% or less

         On December 31, 1997, Cornerstone exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:

Cornerstone Bancshares, Inc.                                                Page
                                                                            ----

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
       THE FINANCIAL STATEMENTS.............................................F-1

     FINANCIAL STATEMENTS

       Consolidated balance sheet...........................................F-2
       Consolidated statement of income.....................................F-3
       Consolidated statement of changes in stockholders' equity............F-4
       Consolidated statement of cash flows.................................F-5
       Notes to consolidated financial statements...........................F-6-17


     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
       ON ACCOMPANYING INFORMATION..........................................F-18

       Consolidating balance sheet..........................................F-19
       Consolidating statement of income....................................F-20

East Ridge Bancshares, Inc.

       Report of Independent Accountants....................................F-21
       Consolidated Balance Sheets..........................................F-22
       Consolidated Statements of Income....................................F-23
       Consolidated Statement of Stockholders' Equity.......................F-24
       Consolidated Statement of Cash Flows.................................F-25
       Notes to Consolidated Financial Statements...........................F-27


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Following is certain information regarding the directors and executive officers of the Company.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table provides certain information regarding directors as of March 31, 1998, all of whom have served as director since the inception of Cornerstone in January 1996, and the executive officers of Cornerstone.


                                                                                             PRINCIPAL OCCUPATIONS
               NAME                         AGE                  POSITIONS(1)                FOR PREVIOUS 5 YEARS
---------------------------------- --------------------- ----------------------------- -----------------------------

Ramesh V. Amin....................          51           Director                      President, American Plastics,
                                                                                       Inc.
Randy Brooks......................          45           Director                      President, R. K. Haskew &
                                                                                       Company, Inc.
B. Kenneth Driver.................          62           Director                      President and Chief
                                                                                       Operating Officer, Fillauer,
                                                                                       Inc.
Karl Fillauer.....................          50           Director                      Chairman, Fillauer, Inc.
Timothy L. Hobbs..................          39           President, Director           Banker
Carolyn C. Johnson................          54           Executive Vice President,     Banker
                                                         Director
James H. Large....................          54           Director                      President, Key James Brick &
                                                                                       Supply Company, Inc.
Lawrence D. Levine................          68           Director                      President, Financial
                                                                                       Management Corp.
Russell W. Lloyd..................          57           Director                      President, MPL Construction
                                                                                       Co., Inc.
Earl A. Marler, Jr................          61           Chairman of the Board,        Banker
                                                         Chief Executive Officer
Doyce G. Payne, M.D...............          47           Director                      Physician
Turner Smith......................          57           Director                      Director, Southeast Energy
                                                                                       Services, Inc.
Billy O. Wiggins..................          55           Director                      President, Checks, Inc.
 Marsha Yessick...................          50           Director                      Owner, Yessick's Design
                                                                                       Center

----------

(1)      All positions with Cornerstone are since inception (January 23, 1996).

         No director of Cornerstone is related to any other director, except Messrs. Brooks and Fillauer who are brothers-in-law. No director of Cornerstone is a director or executive officer of another bank holding company, bank, savings and loan association, or credit union. The following is a brief description of the business experience of the executive officers of Cornerstone:

         EARL A. MARLER, JR., Chairman of the Board and Chief Executive Officer, was employed by J.C. Bradford & Company as an investment broker from 1992 until 1995. From 1978 to 1992, Mr. Marler was executive vice president of Inter Federal Savings Bank, Chattanooga, Tennessee. His duties consisted primarily of administrative responsibilities with emphasis on strategic planning and marketing. From 1954 to 1978, Mr. Marler was employed by First Tennessee Bank National Association, Chattanooga, Tennessee, where he became senior vice president primarily responsible for the retail operations. He received both a B.S. in Business Administration and a Masters of Business Administration from the University of Tennessee, Chattanooga in 1958 and 1963, respectively. He completed the Stonier Graduate School of Banking, Rutgers, New Jersey and received Graduate Certificates in investments and commercial banking from the American Institute of Banking.

         TIMOTHY L. HOBBS, President, was vice president of financial planning of First Federal Bank, FSB/AmSouth Bank, Chattanooga, Tennessee from July 1992 to September 1993. From 1981 to June 1992 he was employed by Inter Federal Savings Bank, Chattanooga, Tennessee, where he served as vice president, treasurer and chief financial officer. Mr. Hobbs received a B.S. in Accounting from the University of Tennessee, Chattanooga, in 1980.

         CAROLYN C. JOHNSON, Executive Vice President, was branch manager of the Dallas Bay office of AmSouth Bank of Tennessee from February 1993 to April 1995. She served as vice president and branch manager of First Federal Savings and Loan, Chattanooga, Tennessee, Union Square branch, from April 1992 to February 1993. Ms. Johnson was employed by Inter Federal Savings Bank from January 1965 to April 1992.

TRANSACTIONS WITH MANAGEMENT

         Cornerstone has and expects to have in the future banking and other business transactions in the ordinary course of its banking business with directors, officers, and 10% beneficial owners of Cornerstone and their affiliates, including members of their families or corporations, partnerships, or other organizations in which such officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Any such banking transactions will not involve more than the normal risk of collectibility nor present other unfavorable features to Cornerstone.

THE CORNERSTONE BOARD AND ITS COMMITTEES

         Directors are elected annually and each director holds office until his successor is elected and qualified. Committees of the Board and their members include Nominating Committee (Messrs. Fillauer, Hobbs, Levine, Marler and Payne), Directors' Loan Committee (Messrs. Amin, Brooks, Hobbs, Large, Marler, Lloyd and Ms. Johnson) Asset/Liability Committee (Messrs. Driver, Fillauer, Hobbs, Marler, Payne and Wiggins) and Audit Committee (Messrs. Levine, Lloyd, Payne, Smith, and Ms. Yessick).

         No director of Cornerstone is a director or executive officer of another bank holding company, bank, savings and loan association, or credit union.

         During the last fiscal year, the Board of Directors of Cornerstone held one meeting subsequent to October 1997. The Directors of Cornerstone also serve as directors of the Bank. The Board of Directors of the Bank held twelve (12) meetings in 1997. All but one director attended the meeting held by Cornerstone subsequent to October 1997. The Directors received no compensation as directors of Cornerstone.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         No executive officer of Cornerstone received cash compensation in excess of $100,000 for the years ending December 31, 1997 and 1996. The Summary Compensation Table provides information for the years indicated about the Chief Executive Officer ("CEO")

                           Summary Compensation Table


                                                                                           Annual Compensation
                                                                                      ----------------------------
                         (a)                                       (b)                    (c)                (d)
             Name and Principal Position                          Year                Salary ($)         Bonus ($)
             ---------------------------                          ----                ----------         ---------
Earl A. Marler, Jr., CEO                                          1997                $67,500             $3,375
                                                                  1996                $65,000(1)          $    0

----------

(1)      Annualized.

COMPENSATION OF DIRECTORS

         During 1997, no director received any compensation for serving as a member of the Cornerstone Board.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF CORNERSTONE COMMON STOCK

         As of December 31, 1997, Cornerstone's records indicated the following number of shares were beneficially owned by (i) each person who owns beneficially 5% or more of the Cornerstone Common Stock, (ii) each person who is a director or a named executive officer of Cornerstone and (iii) all directors and executive officers as a group.



                                                                   Amount and Nature
                             Name of                            of Beneficial Ownership               Percent
                         Beneficial Owner                        (Number of Shares)(2)                of Class(1)
                         ----------------                        ---------------------                -----------
(i)       David E. Young                                               62,093                           7.10%
(ii)      Ramesh V. Amin................................               30,000                           4.52%
          Randy Brooks..................................               16,556                           3.00%
          B. Kenneth Driver.............................               15,186                           2.85%
          Karl Fillauer.................................               15,000                           2.83%
          Timothy L. Hobbs .............................               20,050                           3.40%
          Carolyn C. Johnson ...........................               20,050                           3.40%
          James H. Large................................               24,980                           3.41%
          Lawrence D. Levine............................                7,500                           1.98%
          Russell W. Lloyd..............................               20,000                           2.84%
          Earl A. Marler, Jr............................               30,178                           4.54%
          Doyce G. Payne, M.D...........................               20,500                           3.45%
          Turner Smith..................................               10,000                           2.26%
          Billy O. Wiggins..............................               26,000                           3.52%
          Marsha Yessick................................                8,000                           1.48%


(iii)     Directors and executive officers as a group
          (14 persons)..................................                               264,000                       38.59%

----------
(1)      Based on 874,954 shares outstanding as of December 31, 1997.

(2) Excludes shares subject to options exercisable within 60 days after the Record Date held by the following persons: Amin (10,000); Brooks (10,000); Driver (10,000); Fillauer (10,000); Hobbs (10,000); Johnson
         (10,000); Large (5,000); Levine (10,000); Lloyd (5,000); Marler
         (10,000); Payne (10,000); Smith (10,000); Wiggins (5,000); and Yessick
         (5,000); and Directors and executive officers as a group (120,000). Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Cornerstone expects to have in the future banking and other business transactions in the ordinary course of its banking business with directors, officers, and 10% beneficial owners of Cornerstone and their affiliates, including members of their families, or corporations, partnerships, or other organizations in which such officers or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Any such banking transactions will not involve more than the normal risk of collectibility nor present other unfavorable features to Cornerstone or the Bank.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS  AND REPORTS ON FORM 8-K

(1) Exhibits

Exhibit Number    Description
--------------    -----------
3.1               Articles of Incorporation of Cornerstone Bancshares, Inc., as amended*
3.2               Bylaws of Cornerstone Bancshares, Inc.*
27                Financial Data Schedule (For SEC use only).



* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4, Registration No. 333-26699.

(2)      Financial Statements

See Item 8 above.

(3)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

               Report of Independent Certified Public Accountants

                           on the Financial Statements




To the Stockholders and
 Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

         We have audited the accompanying consolidated balance sheet of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                   Hazlett, Lewis & Bieter, PLLC

Chattanooga, Tennessee
March 25, 1998

                          CORNERSTONE BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1997

--------------------------------------------------------------------------------

        ASSETS
Cash and due from banks                                         $  6,173,892
Federal funds sold                                                 1,130,000
Securities available for sale (Note 2)                             7,544,579
Securities held to maturity (Note 2)                              10,779,662
Loans, net of allowance for loan losses (Note 3)                  60,589,987
Bank premises and equipment (Note 4)                               2,444,219
Accrued interest receivable                                          584,446
Excess cost over fair value of net assets acquired                 2,362,580
Other assets                                                       1,093,520
                                                                ------------

        Total assets                                            $ 92,702,885
                                                                ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand deposits                          $  9,272,695
   NOW accounts                                                   13,009,450
   Savings deposits and money market accounts                      9,879,431
   Time deposits (Note 5)                                         49,688,229
                                                                ------------

        Total deposits                                            81,849,805

Accrued interest payable                                             325,551
Other liabilities                                                    600,647
Note payable (Note 7)                                                855,000
                                                                ------------

        Total liabilities                                         83,631,003
                                                                ------------

Stockholders' equity (Notes 7, 12, 13 and 14):
   Preferred stock; no par value; 2,000,000 shares
      authorized; no shares issued                                         -
   Common stock, $1.00 par value; 2,000,000 shares
      authorized; 874,954 shares issued                              874,954
   Additional paid-in capital                                      8,444,238
   Undivided profits (deficit)                                      (290,027)
   Net unrealized gain on securities available
      for sale, net of tax                                            42,717
                                                                ------------

        Total stockholders' equity                                 9,071,882
                                                                ------------

        Total liabilities and stockholders' equity              $ 92,702,885
                                                                ============

The Notes to Financial Statements are an integral part of this statement.

                          CORNERSTONE BANCSHARES, INC.

                   CONSOLIDATED STATEMENT OF INCOME (Note 14)
                          Year Ended December 31, 1997

-------------------------------------------------------------------------------

INTEREST INCOME
   Loans                                                        $  3,408,638
   Securities                                                        886,300
                                                                ------------

      Total interest income                                        4,294,938

INTEREST EXPENSE                                                   2,153,457
                                                                ------------
      Net interest income                                          2,141,481

Provision for loan losses (Note 3)                                   273,277
                                                                ------------

      Net interest income after provision for loan losses          1,868,204
                                                                ------------

NONINTEREST INCOME
   Service charges                                                   197,414
   Other noninterest income                                           24,957
                                                                ------------

      Total noninterest income                                       222,371
                                                                ------------

NONINTEREST EXPENSES
   Salaries and employee benefits                                    928,270
   Net occupancy and equipment expense                               108,614
   Other operating expenses                                          685,257
                                                                ------------

      Total noninterest expenses                                   1,722,141
                                                                ------------

      Income before income tax expense                               368,434

   Income tax expense (Note 6)                                       144,334
                                                                ------------

      Net income                                                $    224,100
                                                                ============


The Notes to Financial Statements are an integral part of this statement.

                          CORNERSTONE BANCSHARES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          Year Ended December 31, 1997

--------------------------------------------------------------------------------

                                                                                                                    Net
                                                                                                                 Unrealized
                                                                                                                    Gain
                                                                             Additional        Undivided        on Securities
                                                             Common            Paid-in          Profits           Available
                                           Total              Stock            Capital         (Deficit)          for Sale
                                        -----------       -----------       -----------       -----------       -------------
BALANCE, December 31, 1996              $ 3,047,276       $ 1,100,200       $    34,500       $ 1,903,145       $     9,431

  Bank combination (Note 14)              4,232,940          (356,934)        6,961,166        (2,417,272)           45,980

  Issuance of common stock (Note 12)      1,580,260           131,688         1,448,572                 -                 -

  Net income                                224,100                 -                 -           224,100                 -

  Net change in unrealized
   gain on securities available
   for sale                                 (12,694)                -                 -                 -           (12,694)
                                        -----------       -----------       -----------       -----------       -----------

BALANCE, December 31, 1997              $ 9,071,882       $   874,954       $ 8,444,238       $  (290,027)      $    42,717
                                        ===========       ===========       ===========       ===========       ===========


The Notes to Financial Statements are an integral part of this statement.

                          CORNERSTONE BANCSHARES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          Year Ended December 31, 1997

--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $    224,100
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation and amortization                                        108,251
      Provision for loan losses                                            273,277
      Deferred income taxes                                                (38,314)
      Net amortization of premium on securities
      Changes in other operating assets and liabilities, excluding effects of bank combination:
        Accrued interest receivable                                       (162,195)
        Accrued interest payable                                           125,432
        Other                                                             (828,860)
                                                                       -----------
          Net cash used in operating activities                           (267,995)
                                                                       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of securities held to maturity                               (6,347,646)
  Proceeds from security transactions:
   Securities available for sale                                         1,449,797
   Securities held to maturity                                           2,187,693
  Principal collected on securities available for sale                   1,167,416
  Principal collected on securities held to maturity                     1,987,693
  Net increase in loans                                                (20,136,327)
  Purchase of bank premises and equipment                                 (332,638)
  Proceeds from borrowings on line of credit                               500,000
  Payments related to bank combination                                  (4,287,368)
  Cash and cash equivalents acquired in bank combination                 5,050,906
                                                                      ------------
          Net cash used in investing activities                        (18,710,474)
                                                                       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                              19,889,783
  Issuance of common stock                                               1,580,260
                                                                      ------------
          Net cash provided by financing activities                     21,470,043
                                                                      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                2,491,574

CASH AND CASH EQUIVALENTS, beginning of period                           4,812,318
                                                                      ------------
CASH AND CASH EQUIVALENTS, end of period                              $  7,303,892
                                                                      ============
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
   Cash paid during the period for interest                           $  2,028,025
   Cash paid during the period for taxes                                   199,859
                                                                      ============

The Notes to Financial Statements are an integral part of this statement.

                          CORNERSTONE BANCSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

-------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies

         The accounting and reporting policies of Cornerstone Bancshares, Inc. (Company) conform with generally accepted accounting principles and practices within the banking industry. The policies that materially affect financial position and results of operations are summarized as follows:

         Nature of operations:

         The Company is a bank-holding company which owns all of the outstanding common stock of Cornerstone Community Bank (the Bank). The Bank provides a variety of financial services through 5 locations in Chattanooga, Tennessee. The Bank's primary deposit products are demand deposits, savings accounts, and certificates of deposit. Its primary lending products are commercial loans, real estate loans, and installment loans.

         Principles of consolidation:

         The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

         Excess cost over book value of investment in subsidiary:

         The excess cost over book value of investment in subsidiary represents the excess of the cost of the investment over the underlying net assets of the subsidiary bank at the date of acquisition. Certain amounts have been allocated to specific tangible assets in the accompanying financial statements. The excess cost over book value of investment in subsidiary is being amortized over 25 years using the straight-line method.

         Use of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for losses on loans. In connection with the determination of the allowance for losses on loans, management obtains independent appraisals for significant properties.

                           CORNERSTONE COMMUNITY BANK

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

-------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies (continued)

         Use of estimates: (continued)

         While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans may change materially in the near term.

         Cash and cash equivalents:

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

         Securities held to maturity:

         The Bank has the positive intent and ability to hold to maturity or return of principal all securities held to maturity. Securities held to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income over the period to maturity.

         Securities available for sale:

         Securities available for sale consist of bonds, notes, debentures and certain equity securities not classified as securities held to maturity. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of securities available for sale are determined using the specific-identification method. Premiums and discounts are recognized in interest income over the period to maturity.

         Loans:

         Loans are stated at unpaid principal balances less the allowance for loan losses.

         Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

                           CORNERSTONE COMMUNITY BANK

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

-------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies (continued)

         Loans: (continued)

         The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

         Bank premises and equipment:

         Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line depreciation method and accelerated depreciation methods for both financial statement purposes and income tax purposes. Bank premises are depreciated over 30 years; and furniture, fixtures and equipment are depreciated over 5 to 12 years.

         Additions and major renewals and betterments are capitalized and depreciated over their estimated useful lives. Repairs, maintenance, and minor renewals are charged to operating expense as incurred. When property is replaced or otherwise disposed of, the cost of such assets and the related accumulated depreciation are removed from the accounts. The gain or loss, if any, is recorded in the statement of income.

         Deferred income taxes:

         Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Note 2.  Securities

         Securities have been classified in the balance sheet according to managemen's intent as either securities held to maturity or securities available for sale.

                          CORNERSTONE BANCSHARES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

-------------------------------------------------------------------------------

Note 2.  Securities (continued)

         The amortized cost and approximate market value of securities at December 31, 1997 is as follows:

                                                          Gross             Gross
                                      Amortized        Unrealized        Unrealized           Market
                                        Cost              Gains             Losses             Value
                                    ------------      ------------      -------------      -------------
Securities available for sale:
   U.S. Government
       securities                   $  1,447,896      $      3,745       $       (250)      $  1,451,391

   Securities of U.S
       Government agencies
       and corporations                1,815,419            11,840                (31)         1,827,228

   Mortgage-backed
        securities                     4,212,366            53,924               (330)         4,265,960
                                    ------------      ------------       ------------       ------------

                                    $  7,475,681      $     69,509       $       (611)      $  7,544,579
                                    ============      ============       ============       ============

Securities held to maturity:
   U.S. Government
       securities                   $  3,173,685      $      4,337       $     (3,719)      $  3,174,303

   Mortgage-backed
       securities                      7,605,977            64,843             (9,511)         7,661,309
                                    ------------      ------------       ------------       ------------

                                    $ 10,779,662      $     69,180       $    (13,230)      $ 10,835,612
                                    ============      ============       ============       ============

The amortized cost and estimated market value of securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                             Securities Available for Sale     Securities Held to Maturity
                             -----------------------------     ---------------------------
                               Amortized          Fair            Amortized       Fair
                                 Cost             Value             Cost          Value
                             -----------      ------------      -----------    -----------
Due in one year or less      $ 1,565,199       $ 1,566,526      $   849,685    $   847,660
Due from one year to
  five years                   1,916,434         1,930,032        2,609,734      2,615,875
Due from five years to
  ten years                      602,171           607,986          524,692        527,955
Due after ten years            3,391,877         3,440,035        6,795,551      6,844,122
                             -----------       -----------      -----------    -----------
                             $ 7,475,681       $ 7,544,579      $10,779,662    $10,835,612
                             ===========       ===========      ===========    ===========

                           CORNERSTONE COMMUNITY BANK

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

-------------------------------------------------------------------------------

Note 2.  Securities (continued)

         Proceeds from the sale of securities were $2,572,054 in 1997. The Bank realized gross gains of $103,394 on these sales in 1997. Securities with a book value of approximately $5,697,218 at December 31, 1997 were pledged to secure various deposits.


Note 3.  Loans and Allowance for Loan Losses

         A summary of transactions in the allowance for loan losses for the periods ended December 31, 1997 is as follows: 1997

               Balance, beginning of year                                            $ 201,422

                 Provision charged to operating expense                                273,277
                 Balance acquired in business combination                              456,960
                 Recoveries for loans charged off                                            -
                 Loans charged off                                                      16,654
                                                                                     ---------
               Balance, end of year                                                  $ 915,005
                                                                                     =========

         At December 31, 1997, the Bank's loans consist of the following (in thousands):

               Real estate loans                                                     $  42,842
               Commercial and industrial loans                                          12,069
               Loans to individuals for household,
                 family, and other consumer expenditures                                 6,241
               Other                                                                       353
                                                                                     ---------
                 Total loans                                                            61,505
               Less - Allowance for loan losses                                           (915)
                                                                                     ---------
               Net loans                                                             $  60,590
                                                                                     =========

         The Bank's only significant concentration of credit at December 31, 1997, occurred in real estate loans which totaled approximately $42,716,000. While real estate loans accounted for 71 percent of total loans, these loans were primarily residential development and construction loans, residential mortgage loans, commercial loans secured by commercial properties, and consumer loans. Substantially all real estate loans are secured by properties located in Tennessee.

                           CORNERSTONE COMMUNITY BANK

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

-------------------------------------------------------------------------------

Note 3.  Loans and Allowance for Loan Losses (continued)


         In the normal course of business, the Bank makes loans to directors and executive officers of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Loans to directors, executive officers and principal shareholders were approximately $2,000,000 at December 31, 1997.

         At December 31, 1997, there were no loans specifically classified as impaired by management.

Note 4.  Bank Premises and Equipment

         A summary of Bank premises and equipment at December 31, 1997 is summarized as follows:


                  Land                                                               $   463,278
                  Buildings and improvements                                           1,517,986
                  Furniture, fixtures and equipment                                    1,282,946
                                                                                     -----------
                                                                                       3,264,210
                  Accumulated depreciation                                              (819,991)
                                                                                     -----------
                                                                                     $ 2,444,219
                                                                                     ===========


         The charge to operating expense for depreciation was $108,251 in 1997.

         Certain Bank facilities and equipment are leased under various operating leases. Rental expense was 28,324 in 1997.

         Future minimum rental commitments under noncanelable leases are:

                                  1998                          $  76,320
                                  1999                             56,420
                                  2000                             52,440
                                  2001                             52,440
                                  2002                             39,560
                                                                ---------
                                                                $ 277,180
                                                                =========


Note 5.  Time Deposits

         The aggregate amount of jumbo CDs, each with a minimum denomination of $100,000, totaled $12,951,340 at December 31, 1997.

                           CORNERSTONE COMMUNITY BANK

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

-------------------------------------------------------------------------------

Note 5.  Time Deposits (continued)

         At December 31, 1997, the scheduled maturities of time deposits are as follows:

              1998                          $27,939,601
              1999                           17,471,715
              2000                            2,898,255
              2001                              660,875
              Thereafter                        717,783
                                            -----------
              Total                         $49,688,289
                                            ===========


Note 6.  Income Taxes

         Income tax expense in the statement of income for the year ended December 31, 1997 consists of the following:

                  Current tax expense                                   $ 182,648
                  Deferred income taxes related to:
                    Provision for loan losses                             (24,700)
                    Net operating loss carryforward                        (8,000)
                    Other                                                  (5,614)
                                                                        ---------
                  Income tax expense                                    $ 144,334
                                                                        =========

         The income tax benefit is different from the expected tax benefit computed by multiplying loss before income tax benefit by the statutory federal income tax rates. The reasons for this difference are as follows: 1997

                  Expected tax at statutory rates                       $ 140,005
                  Increase resulting from tax effect of
                   non-deductible expenses                              $   4,329
                                                                        ---------
                  Income tax expense                                    $ 144,334
                                                                        =========

         The Bank has a net operating loss carryforward for tax purposes of $29,000 at December 31, 1997 which can be carried forward and used to offset future taxable income. This net operating loss carryforward will expire in year 2011.

         As of December 31, 1997, deferred tax assets recognized for deductible temporary differences totaled $516,000.

                           CORNERSTONE COMMUNITY BANK

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

--------------------------------------------------------------------------------

Note 7.  Note Payable

         The note payable represents borrowings under a $1,000,000 revolving line of credit with First Tennessee Bank and is collateralized by all of the outstanding stock of the Bank. Interest is payable annually based on First Tennessee Bank's base commercial rate, which was 8.5% at December 31, 1997. The line of credit agreement expires on April 1, 1998, but may be converted to a 10-year term note. The Company intends to renew the revolving line of credit at maturity.

Note 8.  Employee Benefit Plan

         The Bank has a 401(k) employee benefit plan covering substantially all employees who have completed at least one year of service and met minimum age requirements. The amount of employer contribution is computed annually under a defined formula based primarily on the employees' salary. The maximum employer required contribution to the plan is 3% of the employees' annual salary. Any additional contribution to the plan is determined at the discretion of the Board of Directors. Total contributions to the plan were $7,491 in 1997.

Note 9.  Financial Instruments With Off-Balance-Sheet Risk

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include various commitments to extend credit and standby letters of credit. These instruments expose the Bank to varying degrees of credit and interest rate risk in excess of the amount recognized in the accompanying balance sheet. To manage this risk, the Bank uses the same management policies and procedures for financial instruments with off-balance-sheet risk as it does for financial instruments whose risk is reflected on the balance sheet.

         The credit risk of all financial instruments varies based on many factors, including the value of collateral held and other security arrangements. To mitigate credit risk, the Bank generally determines the need for specific covenant, guarantee, and collateral requirements on a case-by-case basis, depending on the customer's creditworthiness. The amount and type of collateral held to reduce credit risk vary, but may include real estate, machinery, equipment, inventory, and accounts receivable as well as cash on deposit, stocks, bonds, and other marketable securities that are generally held in the Bank's possession. This collateral is valued and inspected to ensure both its existence and adequacy. The Bank requests additional collateral when appropriate.

         At December 31, 1997, commitments under standby letters of credit and undisbursed loan commitments aggregated $6,952,584. The Bank's credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

                           CORNERSTONE COMMUNITY BANK

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

--------------------------------------------------------------------------------

Note 10. Contingencies

         The Bank is involved in certain claims arising from normal business activities. Management believes that those claims are without merit or that the ultimate liability, if any, resulting from them will not materiallay affect the Bank's position.

Note 11. Liquidity and Capital Resources

         The Company's primary source of funds with which to pay principal and interest on its indebtedness is the receipt of dividends from its subsidiary bank. Banking regulators limit the amount of dividends that the Bank may pay without prior approval of the Bank's regulatory agency. As discussed in Note 13, the Bank cannot pay dividends until March 1999.

Note 12. Stock Options and Warrants

         The Company has a stock option plan under which members of the Board of Directors have been granted options to purchase a total of 140,000 shares of the Company's common stock. The option grant price was $10.00 per share which was the estimated fair value of the stock at the June 30, 1996 grant date. The options expire ten years from the date of grant and were fully vested at the grant date. There have been no exercises of grants since the original grant date. At December 31, 1997, the remaining contractual life of outstanding options was 8.5 years, respectively.

         The Company also has a stock option plan under which officers and employees can be granted options to purchase shares of the Company's common stock. There have been no shares allocated under this plan.

         A stock warrant was issued with each of the 590,130 original shares of the Company's common stock which entitles each stockholder to purchase an additional share of the Company's common stock at a specified price. At December 31, 1997, warrants for the purchase of 458,442 shares were outstanding. The exercise price is $12.00 per share until February 1999 and $15.00 per share thereafter. If not exercised, such warrants will expire five years after issuance. In connection with the acquisition of the Bank of East Ridge 131,688 warrants were exercised in 1997.

                           CORNERSTONE COMMUNITY BANK

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

-------------------------------------------------------------------------------

Note 13. Regulatory Matters

         The Bank is subject to various regulatory capital requirements administered by the Tennessee Department of Financial Institutions and the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1997, the most recent notification from the Commissioner of the Tennessee Department of Financial Institutions categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's prompt corrective action category.

         The Bank's actual capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

                                                                           For Capital
                                                      Actual           Adequacy Purposes
                                                 -----------------    --------------------
                                                 Amount      Ratio    Amount         Ratio
                                                 ------      -----    ------         -----
          At December 31, 1997
                Total capital
                  (to risk-weighted assets       $7,637      11.4%    $5,358         8.0%
                Tier I capital
                  (to risk-weighted assets)       6,721      10.0%     2,679         4.0%
                Tier I capital
                  (to average assets)             6,721       8.1%     6,533         8.0%

                           CORNERSTONE COMMUNITY BANK

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

-------------------------------------------------------------------------------

Note 13. Regulatory Matters (continued)

         As a condition of the bank combination described in Note 12, the Bank must maintain certain financial conditions as follows:

               -  The Bank cannot pay dividends through February 1999.

               - The Bank must maintain a Tier I capital to assets ratio of no less than 8% through February 1999.

               - The Bank must maintain a minimum allowance for loan losses ratio of 1.25% through February 1999.

         The Bank was in compliance with all of these financial conditions at December 31, 1997.

Note 14. Bank Combination

         On October 15, 1997, the Company completed a combination of the Bank of East Ridge (East Ridge) with Cornerstone Community Bank (Cornerstone). The surviving bank operates as Cornerstone Community Bank. All of East Ridge's outstanding common stock owned by the Company was redeemed in the combination and all of the Company's outstanding common stock of record on October 15, 1997 was retired with stockholders of that date receiving cash and/or newly issued shares of common stock of the Company. The combination resulted in a change in control of ownership and management of the Company as the officers and directors of Cornerstone Community Bank replaced all of the officers and directors of the Company.

         The purchase price totaled $6,125,000 and was comprised of $4,287,368 cash and 153,136 shares of newly issued common stock. The purchase price exceeded the fair value of net assets acquired by approximately $2,300,000, which is being amortized on the straight-line basis over 25 years. The combination has been accounted for as a purchase accounting transaction and, accordingly, the operating results of East Ridge are included in the accompanying financial statements from the date of combination.

                           CORNERSTONE COMMUNITY BANK

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

-------------------------------------------------------------------------------

Note 14. Bank Combination (continued)

         The following unaudited pro forma consolidated results of operations for the year ended December 31, 1997 assumes the Cornerstone and East Ridge combination occurred as of January 1, 1997 (in thousands):

          Interest income                                            $7,012
          Interest expense                                            3,387
                                                                     ------
            Net interest income                                       3,625

         Provision for loan losses                                      463
                                                                     ------

            Net interest income after provision for loan losses       3,162

         Non-interest income                                            579
         Non-interest expense                                         3,375
                                                                     ------
         Income before income taxes                                     366

         Income taxes                                                    97
                                                                     ------
         Net income                                                  $  269
                                                                     ======

               Report of Independent Certified Public Accountants

                          on Accompanying Information



To the Stockholders and
  Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

         Our report on our audit of the basic financial statements of Cornerstone Bancshares, Inc. and subsidiary for 1997 appears on page 1. That audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information shown on pages 19 and 20 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.



Chattanooga, Tennessee
March 25, 1998

                          CORNERSTONE BANCSHARES, INC.

                           CONSOLIDATING BALANCE SHEET
                                December 31, 1997

-------------------------------------------------------------------------------

                                                                               Cornerstone
                                                             Cornerstone       Bancshares,
       ASSETS                                                    Bank             Inc.          Eliminations     Consolidated
                                                            --------------     ------------     ------------     ------------
Cash and due from banks                                        $ 6,173,892     $    939,493     $   939,493      $  6,173,892
Federal funds sold                                               1,130,000                -               -         1,130,000
Securities available for sale                                    7,544,579                -               -         7,544,579
Securities held to maturity                                     10,740,324           39,338               -        10,779,662
Loans, net of allowance for loan losses                         60,464,464          125,523               -        60,589,987
Bank premises and equipment                                      1,944,219          500,000               -         2,444,219
Accrued interest receivable                                        584,446                -               -           584,446
Excess cost over fair value of assets acquired                           -        2,362,580               -         2,362,580
Other assets                                                     1,385,718                -         292,198         1,093,520
Investment in subsidiary                                                 -        6,764,184       6,764,184                 -
                                                               -----------     ------------     -----------      ------------

       Total assets                                            $89,967,642     $ 10,731,118     $ 7,995,875      $ 92,702,885
                                                               ===========     ============     ===========      ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand deposits                         $ 9,712,188     $          -     $   439,493      $  9,272,695
   NOW accounts                                                 13,009,450                -               -        13,009,450
   Savings deposits and money market accounts                    9,879,431                -               -         9,879,431
   Time deposits                                                49,688,229                -               -        49,688,229
                                                               -----------     ------------     -----------      ------------

       Total deposits                                           82,289,298                -         439,493        81,849,805

Accrued interest payable                                           325,551                -               -           325,551
Other liabilities                                                  588,609          804,236         792,198           600,647
Note payable                                                             -          855,000               -           855,000
                                                               -----------     ------------     -----------      ------------

       Total liabilities                                        83,203,458        1,659,236       1,231,691        83,631,003

Stockholders' equity:
   Preferred stock; no par value; 2,000,000 shares
     authorized; no shares issued                                        -                -               -                 -
   Common stock, $1.00 par value; 2,000,000 shares
     authorized; 874,954 shares issued                             590,130          874,954         590,130           874,954
   Additional paid-in capital                                            -        8,444,238               -         8,444,238
   Surplus                                                       6,287,054                -       6,287,054                 -
   Undivided profits (deficit)                                    (155,717)        (290,027)       (155,717)         (290,027)
   Net unrealized gain on securities available
     for sale, net of tax                                           42,717           42,717          42,717            42,717
                                                               -----------     ------------     -----------      ------------

       Total stockholders' equity                                6,764,184        9,071,882       6,764,184         9,071,882
                                                               -----------     ------------     -----------      ------------

       Total liabilities and stockholders' equity              $89,967,642     $ 10,731,118     $ 7,995,875      $ 92,702,885
                                                               ===========     ============     ===========      ============

                          CORNERSTONE BANCSHARES, INC.

                        CONSOLIDATING STATEMENT OF INCOME
                          Year Ended December 31, 1997

-------------------------------------------------------------------------------

                                                                                Cornerstone
                                                                Cornerstone     Bancshares,
                                                                   Bank             Inc.       Eliminations     Consolidated
                                                                -----------     -----------    ------------     ------------
INTEREST INCOME
   Loans                                                        $3,408,638      $        -     $          -      $3,408,638
   Securities                                                      886,300               -                -         886,300
                                                                ----------      ----------     ------------      ----------

     Total interest income                                       4,294,938               -                -       4,294,938

INTEREST EXPENSE                                                 2,141,419          12,038                -       2,153,457
                                                                ----------      ----------     ------------      ----------

       Net interest income                                       2,153,519         (12,038)               -       2,141,481

Provision for loan losses                                          273,277               -                -         273,277
                                                                ----------      ----------     ------------      ----------

       Net interest income after provision for loan losses       1,880,242         (12,038)               -       1,868,204
                                                                ----------      ----------     ------------      ----------

NONINTEREST INCOME
   Service charges                                                 197,414               -                -         197,414
   Other noninteresst income                                        24,957               -                -          24,957
   Gain (loss) on sale of securities                               103,394        (103,394)               -               -
   Equity in subsidiary's earnings                                       -         358,410          358,410               -
                                                                ----------      ----------     ------------      ----------

     Total noninterest income                                      325,765         255,016          358,410         222,371
                                                                ----------      ----------     ------------      ----------

NONINTEREST EXPENSES
   Salaries and employee benefits                                  928,270               -                -         928,270
   Net occupancy and equipment expense                             108,614               -                -         108,614
   Other operating expenses                                        666,379          18,878                -         685,257
                                                                ----------      ----------     ------------      ----------

     Total noninterest expenses                                  1,703,263          18,878                -       1,722,141
                                                                ----------      ----------     ------------      ----------

       Income before income tax benefit                            502,744         236,138          358,410         368,434

   Income tax expense                                              144,334               -                -         144,334
                                                                ----------      ----------     ------------      ----------

       Net income                                               $  358,410      $  224,100     $    358,410      $  224,100
                                                                ==========      ==========     ============      ==========

The Notes to Financial Statements are an integral part of this statement.

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
East Ridge Bancshares, Inc. and Subsidiary
East Ridge, Tennessee

We have audited the accompanying consolidated balance sheets of East Ridge Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of East Ridge Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying consolidating information is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

The corporation changed its method of accounting for debt securities during 1994.


                                                     Joseph Decosimo and Company

Chattanooga, Tennessee
February 10, 1997

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1996 and 1995


                                                                               1996           1995
          ASSETS
Cash and Due from Banks                                                    $ 2,360,643    $ 2,249,472
Federal Funds Sold                                                           4,315,000        575,000
                                                                           -----------    -----------
          Total Cash and Cash Equivalents                                    6,675,643      2,824,472

Securities Available-for-Sale                                                5,299,037      7,014,683
Securities to be Held to Maturity                                            5,475,306      6,104,238
Loans - less allowance for loan losses of
  $296,487 for 1996 and $306,997 for 1995                                   24,977,654     22,407,252
Bank Premises and Equipment, net                                               847,832        950,772
Interest Receivable                                                            286,396        324,157
Other Assets                                                                   803,822        773,655
                                                                           -----------    -----------

TOTAL ASSETS                                                               $44,365,690    $40,399,229
                                                                           ===========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits -
    Demand                                                                 $ 4,983,065    $ 4,306,914
    Interest-Bearing Demand                                                  8,547,951      8,267,850
    Savings                                                                  6,559,326      6,623,161
    Certificates of Deposit of $100,000 or More                              3,754,252      3,616,387
    Certificates of Deposit Under $100,000                                  16,717,625     14,302,457
                                                                           -----------    -----------

          Total Deposits                                                    40,562,219     37,116,769

  Other Liabilities                                                            756,195        632,437
                                                                           -----------    -----------

          Total Liabilities                                                 41,318,414     37,749,206
                                                                           -----------    -----------

STOCKHOLDERS' EQUITY
  Common Stock - $10 par value - 150,000 shares
    authorized; 110,020 shares issued for 1996 and
    112,000 shares issued for 1995                                           1,100,200      1,120,000
  Paid-In Surplus                                                               34,500         84,000
  Retained Earnings                                                          1,903,145      1,416,767
  Unrealized Appreciation (Depreciation) on
    Securities Available-for-Sale, net of tax
    of $5,781 for 1996 and $(17,931) in 1995                                     9,431         29,256
                                                                           -----------    -----------

          Total Stockholders' Equity                                         3,047,276      2,650,023
                                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $44,365,690    $40,399,229
                                                                           ===========    ===========


    The accompanying notes are an integral part of the financial statements.

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                 Years Ended December 31, 1996, 1995 and 1994


                                                              1996           1995           1994
INTEREST INCOME
  Loans                                                    $2,529,196     $2,361,102     $2,033,287
  Investment Securities -
    U.S. Treasury                                             133,902        106,748         75,152
    U.S. Government Agencies                                  425,586        397,268        337,239
    States and Political Subdivisions                         155,187         71,563          4,551
    Other                                                      17,104           --             --
  Income on Federal Funds Sold                                 67,565        104,596         29,900
                                                           ----------     ----------     ----------
                                                            3,328,540      3,041,277      2,480,129
                                                           ----------     ----------     ----------

INTEREST EXPENSE
  Interest on Certificates of Deposit
    of $100,000 or More                                       214,004        202,325         78,099
  Interest on Other Deposits                                1,294,923      1,167,519        835,586
  Other                                                        31,929         31,689         22,811
                                                           ----------     ----------     ----------
                                                            1,540,856      1,401,533        936,496
                                                           ----------     ----------     ----------

NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES                                 1,787,684      1,639,744      1,543,633

  Provision for Loan Losses                                    36,000         48,000         74,000
                                                           ----------     ----------     ----------

NET INTEREST INCOME                                         1,751,684      1,591,744      1,469,633
                                                           ----------     ----------     ----------

NONINTEREST INCOME
  Service Charges on Deposit Accounts                         323,677        340,389        344,051
  Credit Life Commissions                                      10,260          6,034          6,394
  Other                                                       124,404         95,450        148,621
                                                           ----------     ----------     ----------
                                                              458,341        441,873        499,066
                                                           ----------     ----------     ----------

NONINTEREST EXPENSES
  Salaries                                                    795,670        761,432        763,920
  Employee Benefits                                           135,706        140,057        151,043
  Net Occupancy                                                79,228         97,219         94,983
  Other                                                       510,943        542,042        607,083
                                                           ----------     ----------     ----------
                                                            1,521,547      1,540,750      1,617,029
                                                           ----------     ----------     ----------

INCOME BEFORE PROVISION FOR
  INCOME TAXES                                                688,478        492,867        351,670

  Provision for Income Taxes                                  202,100        149,800        132,300
                                                           ----------     ----------     ----------

NET INCOME                                                 $  486,378     $  343,067     $  219,370
                                                           ==========     ==========     ==========


COMMON STOCK DATA
  Weighted Average Number of
    Common Shares Outstanding                                 111,993        112,000        112,000
                                                           ==========     ==========     ==========

  Net Income Per Share                                     $     4.34     $     3.06     $     1.96
                                                           ==========     ==========     ==========


    The accompanying notes are an integral part of the financial statements.

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1996, 1995 and 1994


                                                                                                          UNREALIZED
                                                                                                         APPRECIATION
                                                                                                        (DEPRECIATION)
                                                                                                         ON SECURITIES
                                            COMMON STOCK                 PAID-IN         RETAINED          AVAILABLE-
                                      SHARES           AMOUNT            SURPLUS         EARNINGS           FOR-SALE
BALANCE - December 31, 1993           112,000        $ 1,120,000        $  84,000      $   854,330         $     -

  Adjustment of Securities
    to Market Value Upon
    Adoption of Statement of
    Financial Accounting
    Standards No. 115                                                                                          7,803

  Net Changes in Unrealized
    Appreciation on
    Securities Available-
    for-Sale                                                                                                ( 56,107)

  Net Income                                                                               219,370
                                      -------        -----------        ---------      -----------         ---------
BALANCE - December 31, 1994           112,000          1,120,000           84,000        1,073,700          ( 48,304)

  Net Changes in Unrealized
    Appreciation on Securities
    Available-for-Sale                                                                                        77,560

  Net Income                                                                               343,067
                                      -------        -----------        ---------      -----------         ---------
BALANCE - December 31, 1995           112,000          1,120,000           84,000        1,416,767            29,256

  Retirement of Common Stock         (  1,980)        (   19,800)        ( 49,500)

  Net Changes in Unrealized
    Appreciation on Securities
    Available-for-Sale                                                                                      ( 19,825)

  Net Income                                                                               486,378
                                      -------        -----------        ---------      -----------         ---------

BALANCE - December 31, 1996           110,020        $ 1,100,200        $  34,500      $ 1,903,145         $   9,431
                                      =======        ===========        =========      ===========         =========




        The accompanying notes are an integral part of the financial statements.

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1996, 1995 and 1994


                                                              1996            1995            1994
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Interest Received                                        $ 3,366,301     $ 2,964,086     $ 2,410,007
  Noninterest Income Received                                  388,761         407,447         405,566
  Interest Paid                                             (1,479,462)     (1,359,883)       (908,268)
  Cash Paid to Suppliers and Employees                      (1,429,366)     (1,496,536)     (1,451,387)
  Income Taxes Paid                                           (175,228)       (251,363)        (47,378)
                                                           -----------     -----------     -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                671,006         263,751         408,540
                                                           -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from Sales, Calls and Maturities of
    Available-for-Sale Securities                            3,083,912       1,152,294       1,682,997
  Purchase of Available-for-Sale Securities                 (1,386,535)     (4,551,189)       (548,750)
  Proceeds from Calls and Maturities
    of Held-to-Maturity Securities                           1,715,964       1,001,420         662,759
  Purchase of Held-to-Maturity Securities                   (1,051,162)     (3,012,886)     (2,427,911)
  Net Increase in Loans                                     (3,356,102)       (931,519)     (3,307,799)
  Acquisition of Premises and Equipment                         (6,194)        (94,564)        (93,892)
  Proceeds on Sale of Loan                                     794,682            --           855,737
                                                           -----------     -----------     -----------
      NET CASH USED BY INVESTING ACTIVITIES                   (205,435)     (6,436,444)     (3,176,859)
                                                           -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Increase in Deposits                                   3,445,450       6,441,091         985,504
  Principal Payments on Long-Term Debt                            --              --          (324,000)
  Proceeds from Issuance of Long-Term Debt                        --              --           355,000
  Retirement of Common Stock                                   (59,850)           --              --
                                                           -----------     -----------     -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES              3,385,600       6,441,091       1,016,504
                                                           -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                       3,851,171         268,398      (1,751,815)

CASH AND CASH EQUIVALENTS -
  beginning of year                                          2,824,472       2,556,074       4,307,889
                                                           -----------     -----------     -----------

CASH AND CASH EQUIVALENTS -
  end of year                                              $ 6,675,643     $ 2,824,472     $ 2,556,074
                                                           ===========     ===========     ===========





    The accompanying notes are an integral part of the financial statements.

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1996, 1995 and 1994


                                                               1996            1995            1994
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED BY
  OPERATING ACTIVITIES
  Net Income                                               $   486,378     $   343,067     $   219,370
  Depreciation                                                 109,134         113,087         102,580
  Amortization and Accretion                                   (49,487)        (38,434)         (6,122)
  Provision for Loan Losses                                     36,000          48,000          74,000
  Gain on Investments                                              (89)           --              --
  Gain on Sale of Loan                                         (44,982)           --           (58,893)
  Deferred Income Taxes                                         (1,000)        (14,600)        (34,125)
  Deferred Compensation                                         16,879          15,303          13,495
  Net Increase in Cash Surrender Value
    of Insurance Policies                                      (24,509)        (34,426)        (34,607)
  Changes in Operating Assets and
    Liabilities -
    Decrease (Increase) in -
      Interest Receivable                                       37,761         (77,191)        (70,122)
      Other Assets                                               7,492             246          (3,321)
    Increase (Decrease) in -
      Interest Payable                                          61,394          41,650          28,228
      Other Liabilities                                          8,123         (45,988)         58,969
      Income Taxes Payable                                      27,912         (86,963)        119,088
                                                           -----------     -----------     -----------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                               $   671,006     $   263,751     $   408,540
                                                           ===========     ===========     ===========


SUPPLEMENTAL DISCLOSURES OF
  NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Unrealized Appreciation (Depreciation)
    on Available-for-Sale Securities,
    net of deferred taxes                                  $   (19,825)    $    77,560     $   (48,304)
  Issuance of Promissory Note Upon
    Purchase and Retirement of Common
    Stock                                                  $     9,450     $         -     $         -





    The accompanying notes are an integral part of the financial statements.

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies and practices of East Ridge Bancshares, Inc. and subsidiary conform with generally accepted accounting principles and general practice within the banking industry.

Descriptions of significant policies and practices are as follows:

DESCRIPTION OF BUSINESS - The corporation is a one-bank holding company primarily conducting business in Hamilton County in Tennessee and the surrounding areas through its subsidiary, The Bank of East Ridge.

CASH AND DUE FROM BANKS - The company maintains at various financial institutions cash accounts which may exceed federally insured amounts at times.

CASH AND CASH EQUIVALENTS - For purposes of cash flows, the corporation considers Federal Funds Sold and other cash items to be cash equivalents.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENT SECURITIES - Investment securities that the corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and are stated at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Investment securities considered available-for-sale are adjusted for unrealized holding gains and losses and recorded at fair value. The difference in fair value and cost adjusted for amortization and accretion for securities available-for-sale is shown as a separate component of stockholders' equity net of income tax effects. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes the collection of principal is unlikely. The allowance is determined by management based on loan loss experience and evaluation of potential loss in the current loan portfolio.

BANK PREMISES AND EQUIPMENT - Bank premises and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. As assets are retired or otherwise disposed of, cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

Depreciation is provided primarily using the straight-line method over the estimated useful lives of the depreciable assets.

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

INTEREST INCOME ON LOANS - Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discounted when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed.

INCOME TAXES - The parent and its wholly-owned subsidiary file consolidated federal income tax returns.

Income taxes are computed based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax effects attributed to temporary differences between book and tax bases of assets and liabilities and for carryforward items. The measurement of current and deferred tax assets and liabilities is based on enacted tax law. Deferred tax assets are reduced, if necessary, by a valuation allowance for the amount of tax benefits that may not be realized.

COMMON STOCK DATA - Earnings per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.

ESTIMATES AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.


INVESTMENT SECURITIES

During 1994, the bank adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires investment securities to be classified in three categories: held-to-maturity, available-for-sale and trading. For securities to be classified as held-to-maturity, the bank must demonstrate the positive intent and ability to hold the securities to maturity. Trading securities, of which the bank has none, are securities bought and held principally for the purpose of selling them in the near future. Available-for-sale securities are those securities not classified as held-to-maturity or trading.

The amortized cost and estimated market value of securities at December 31, 1996 and 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Included in U.S. Government Agencies and other securities are certain collateralized mortgage obligations with an amortized cost of $144,048 available-for-sale and $159,213 held-to-maturity for 1996 and $727,708 available-for-sale and $313,624 held-to-maturity for 1995 and an estimated market value of $144,487 available-for-sale and $154,337 held-to-maturity for 1996 and $721,696 available-for-sale and $305,394 held-to-maturity for 1995.

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



INVESTMENT SECURITIES - continued


                                                              DECEMBER 31, 1996
                                              GROSS         GROSS         GROSS        ESTIMATED
                                            AMORTIZED     UNREALIZED    UNREALIZED      MARKET
                                              COST          GAINS        LOSSES         VALUE

AVAILABLE-FOR-SALE
U.S. Treasury -
  Maturing within one year                  $  598,798     $ 3,640     $     --       $  602,438
  Maturing after one but
    within five years                        1,237,900       3,123          2,101      1,238,922
                                            ----------     -------     ----------     ----------
                                             1,836,698       6,763          2,101      1,841,360
                                            ----------     -------     ----------     ----------

U.S. Government Agencies -
  Maturing within one year                     234,446         900            168        235,178
  Maturing after one but within
    five years                               1,240,210       4,030          2,567      1,241,673
  Maturing after five but within
   ten years                                   200,000        --            1,859        198,141
  Maturing after ten years                     555,782       4,204          3,450        556,536
                                            ----------     -------     ----------     ----------
                                             2,230,438       9,134          8,044      2,231,528
                                            ----------     -------     ----------     ----------

States and Political Subdivisions -
  Maturing after ten years                     937,210      14,563            374        951,399
                                            ----------     -------     ----------     ----------

Other -
  Maturing after ten years                     279,479        --            4,729        274,750
                                            ----------     -------     ----------     ----------

Total Investment Securities
  Available-for-Sale                        $5,283,825     $30,460     $   15,248     $5,299,037
                                            ==========     =======     ==========     ==========

HELD-TO-MATURITY

U.S. Government Agencies -
  Maturing after one but within
    five years                              $2,106,754     $   177     $   20,614     $2,086,317
  Maturing after ten years                   1,461,628      10,465         14,991      1,457,102
                                            ----------     -------     ----------     ----------
                                             3,568,382      10,642         35,605      3,543,419
                                            ----------     -------     ----------     ----------

States and Political Subdivisions -
  Maturing after five but within
    ten years                                  145,834        --              500        145,334
  Maturing after ten years                   1,761,090      37,782          5,746      1,793,126
                                            ----------     -------     ----------     ----------
                                             1,906,924      37,782          6,246      1,938,460
                                            ----------     -------     ----------     ----------

Total Investment Securities
  Held-to-Maturity                          $5,475,306     $48,424     $   41,851     $5,481,879
                                            ==========     =======     ==========     ==========

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



INVESTMENT SECURITIES - continued


                                                              DECEMBER 31, 1995
                                              GROSS         GROSS         GROSS        ESTIMATED
                                            AMORTIZED     UNREALIZED    UNREALIZED      MARKET
                                              COST          GAINS        LOSSES         VALUE

AVAILABLE-FOR-SALE
U.S. Treasury -
  Maturing within one year                  $  901,512     $   663     $    2,116     $  900,059
  Maturing after one but
    within five years                        1,491,877      19,243           --        1,511,120
                                            ----------     -------     ----------     ----------
                                             2,393,389      19,906          2,116      2,411,179
                                            ----------     -------     ----------     ----------

U.S. Government Agencies -
  Maturing within one year                     100,562        --              790         99,772
  Maturing after one but within
    five years                               1,915,485      10,444            758      1,925,171
  Maturing after five but within
   ten years                                   447,907       6,642           --          454,549
  Maturing after ten years                     958,578      10,902          7,650        961,830
                                            ----------     -------     ----------     ----------
                                             3,422,532      27,988          9,198      3,441,322
                                            ----------     -------     ----------     ----------

States and Political Subdivisions -
  Maturing after ten years                     872,260      12,722           --          884,982
                                            ----------     -------     ----------     ----------

Other -
  Maturing after ten years                     279,315        --            2,115        277,200
                                            ----------     -------     ----------     ----------

Total Investment Securities
  Available-for-Sale                        $6,967,496     $60,616     $   13,429     $7,014,683
                                            ==========     =======     ==========     ==========

HELD-TO-MATURITY

U.S. Government Agencies -
  Maturing within one year                  $   38,266     $  --       $     --       $   38,266
  Maturing after one but within
    five years                               1,644,391        --           35,595      1,608,796
  Maturing after five but within
   ten years                                 1,594,653       9,447            876      1,603,224
  Maturing after ten years                   1,068,042      10,423         14,629      1,063,836
                                            ----------     -------     ----------     ----------
                                             4,345,352      19,870         51,100      4,314,122
                                            ----------     -------     ----------     ----------

States and Political Subdivisions -
  Maturing after ten years                   1,758,886      42,758          6,108      1,795,536
                                            ----------     -------     ----------     ----------

Total Investment Securities
  Held-to-Maturity                          $6,104,238     $62,628     $   57,208     $6,109,658
                                            ==========     =======     ==========     ==========

Securities pledged to secure various public deposits and other balances have an amortized cost of $1,634,493 and a market value of $1,625,624 as of December 31, 1996, and an amortized cost of $2,464,422 and a market value of $2,453,867 as of December 31, 1995.

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INVESTMENT SECURITIES - continued

Gross realized gains and gross realized losses on sales of available-for-sale securities were $6,327 and $6,238, respectively, for 1996. No sales transactions occurred during 1995 and 1994.

As permitted by the Financial Accounting Standards Board, the bank made a one-time reclassification of certain securities prior to December 31, 1995. Securities transferred from the held-to-maturity to the available-for-sale classification had amortized costs of $1,383,392 and unrealized gains of $12,171 as of the date of transfer.



LOANS

Major classifications of loans are as follows:


                                                1996                1995
Real Estate Loans                           $ 16,607,000        $ 14,782,000
Commercial and Industrial Loans                4,329,000           3,602,000
Consumer Installment Loans                     4,338,141           4,330,249
                                            ------------        ------------
                                              25,274,141          22,714,249
Allowance for Loan Losses                       (296,487)           (306,997)
                                            ------------        ------------
Net Loans                                   $ 24,977,654        $ 22,407,252
                                            ============        ============


Transactions in the allowance for loan losses are summarized as follows:


                                                         1996            1995           1994
Allowance for Loan Losses -
  beginning of year                                   $ 306,997       $ 284,714     $ 192,636
Provision for Loan Losses                                36,000          48,000        74,000
Loans Charged Off                                       (58,458)        (33,765)      (25,587)
Recoveries                                               11,948           8,048        43,665
                                                      ---------       ---------     ---------
Allowance for Loan Losses - end of year               $ 296,487       $ 306,997     $ 284,714
                                                      =========       =========     =========

Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BANK PREMISES AND EQUIPMENT

Bank premises and equipment consist of the following:

                                           1996             1995
Land and Improvements                  $   182,712      $   182,712
Buildings                                  447,447          447,447
Furniture and Equipment                    828,851          822,658
Automobiles                                 36,590           36,590
                                       -----------      -----------
                                         1,495,600        1,489,407
Accumulated Depreciation                  (647,768)        (538,635)
                                       -----------      -----------
                                       $   847,832      $   950,772
                                       ===========      ===========


OTHER LIABILITIES

On March 29, 1994, the corporation entered into a $1,000,000 revolving credit agreement with a financial institution. The corporation may borrow up to the maximum principal amount of this line and it is collateralized by all of the outstanding stock of The Bank of East Ridge. Interest equal to the financial institution's base commercial rate is payable annually. The line of credit agreement expires April 1, 1997, but may be converted to a 10-year term note if the corporation is in compliance with the terms of the agreement.

An outstanding balance of $355,000 is included in other liabilities as of December 31, 1996 and 1995.

The loan agreement related to the revolving credit line contains various restrictive covenants which include minimum capital and performance ratios of the subsidiary, restrictions on fixed asset additions, other indebtedness and dividend payments. The corporation was not in compliance with certain covenants as of December 31, 1996; however, the financial institution has waived its rights under the agreement arising from those violations.

The corporation entered into a promissory note on December 31, 1996, in the amount of $9,450. Interest will be paid at a rate of 6% per annum with the note due June 30, 1997.


RELATED PARTIES

Certain directors of the corporation and companies in which they were principal owners were loan customers of the bank during 1996 and 1995. Such loans are made in the ordinary course of business at normal credit terms, including interest rate and collateralization. The total of such loans amounted to $168,058 as of December 31, 1996, and $122,958 as of December 31, 1995. During 1996, $151,072 of these loans were made and repayments totaled $105,972.

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INCOME TAXES

The provision for income taxes consists of the following:


                                         1996            1995           1994
Current Provision                      $ 203,100      $ 164,400      $ 166,500
Deferred Provision                        (1,000)       (14,600)       (34,200)
                                       ---------      ---------      ---------
                                       $ 202,100      $ 149,800      $ 132,300
                                       =========      =========      =========

Reconciliation of the provision for income taxes to statutory rates is as follows:


                                                             1996          1995         1994
Federal Income Tax at Statutory Rate                      $ 236,900    $ 167,600    $ 116,800
Decreases Resulting From -
  Tax Exempt Interest                                       (45,900)     (24,300)      (1,700)
  Life Insurance                                             (9,300)     (13,100)     (13,200)
  Other                                                      (4,600)      (3,900)      (2,500)
Increases Resulting From -
  State Income Taxes, net of federal income tax benefit      24,300       17,200       10,800
  Other                                                         700        6,300       22,100
                                                          ---------    ---------    ---------
                                                          $ 202,100    $ 149,800    $ 132,300
                                                          =========    =========    =========

The following is a summary of the significant components of the corporation's deferred tax assets and liabilities:

                                              1996           1995
DEFERRED TAX ASSETS
  Loan Loss Reserve                         $102,743       $106,947
  Other                                       16,570         13,195
                                            --------       --------
                                             119,313        120,142
                                            --------       --------

DEFERRED TAX LIABILITIES
  Property and Equipment                      79,736         81,565
  Securities Available-for-Sale                5,781         17,931
                                            --------       --------
                                              85,517         99,496
                                            --------       --------

NET DEFERRED TAX ASSETS                     $ 33,796       $ 20,646
                                            ========       ========

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


401(k) PLAN

The bank's 401(k) Plan (the plan) covers employees meeting certain age and service requirements. Participants of the plan may make elective contributions up to the maximum percentage allowable through a salary reduction plan. The bank may make matching contributions equal to a discretionary percentage, to be determined by the bank, of the participants' salary reductions. Contributions to the plan were $7,020 for 1996, $6,554 for 1995 and $6,817 for 1994.


DEFERRED COMPENSATION PLAN

The bank's salary continuation and survivor income plans cover certain officers and directors. The plans were funded by single premium contributions. The present value of future benefit payments is accrued annually. The following summarizes this information:


                                                         1996           1995
Current Value of Life Insurance Policies -
  beginning of year                                   $ 706,198      $ 671,772

  Amortization of Surrender Charges                     (10,395)          --
  Mortality Cost                                         (6,582)        (6,106)
  Policy Income                                          41,486         40,532
                                                      ---------      ---------

Current Value of Life Insurance Policies -
  end of year                                         $ 730,707      $ 706,198
                                                      =========      =========
Present Value of Future Benefit Payments              $  55,064      $  38,185
                                                      =========      =========


OPERATING LEASE

The bank leases certain real estate under noncancelable operating leases. The leases include an option to renew during 1997 for a five year term. Future minimum lease payments under the leases as of December 31, 1996, are as follows:

YEAR ENDING
  December 31, 1997                                                   $ 36,400

Rental expense totaled $46,444 for 1996, $67,037 for 1995 and $102,290 for 1994.

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments express the extent of involvement the bank has in particular classes of financial instruments.

East Ridge Bancshares, Inc. and subsidiary's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk.


                                                     CONTRACT OR NOTIONAL AMOUNT
                                                            DECEMBER 31,
                                                       1996             1995
Financial Instruments Whose
  Contracts Represent Credit Risk -
  Commitments to Extend Credit                      $5,702,298     $6,578,245
  Standby Letters of Credit                            366,025        152,300
                                                    ----------     ----------
                                                    $6,068,323     $6,730,545
                                                    ==========     ==========

Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The amount drawn on the total commitments is $3,475,990 as of December 31, 1996, and $3,805,750 as of December 31, 1995. The bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the bank on extension of credit is based on management's credit assessment of the counterparty. Collateral held varies but may include certificates of deposit, assignment of life insurance policies, automobiles and real estate. The amount collateralized as of December 31, 1996, was 69% and as of December 31, 1995, was 60%.

Standby letters of credit are conditional commitments issued by the bank guaranteeing performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank holds personal guarantees as collateral supporting those commitments. The extent of collateral held for those commitments varies.

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK - continued

The bank's loan portfolio is diversified with regard to customers, industries and types of collateral although most of the bank's business is in Hamilton County and 66% of its 1996 loans and 65% of its 1995 loans are real estate related. Occasionally, loans to a customer or to a group of related entities may constitute a concentration of credit risk. As of December 31, 1996, three such concentrations existed consisting of loans to three customers representing 17%, 17% and 16% of the bank's total capital. As of December 31, 1995, four such concentrations existed consisting of loans to four customers representing 17%, 16%, 16% and 15% of the bank's total capital.

The bank's aggregate amount of cash value life insurance policies as a percent of the bank's total capital was 22% as of December 31, 1996, and 24% as of December 31, 1995.


SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest income and noninterest expenses in excess of 1% of income not disclosed elsewhere for the respective periods are as follows:

                                              1996        1995        1994
Noninterest Income -
  Earnings on Cash Surrender Value
    of Life Insurance Policies              $41,486     $40,532     $40,277

Noninterest Expense -
  Furniture and Equipment Repair            $62,381     $54,780     $62,137
  Printing Supplies                         $53,979     $62,011     $59,951
  FDIC Insurance Premiums                   $  --       $36,101     $ 7,323
  Telephone                                 $  --       $31,480     $35,662


REGULATORY MATTERS

The corporation and bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the corporation and bank must meet specific capital guidelines that involve quantitative measures of the corporation and bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The corporation and bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REGULATORY MATTERS - continued

Quantitative measures established by regulation to ensure capital adequacy require the corporation and bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the corporation and bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1996, the most recent notifications from the Federal Deposit Insurance Corporation categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the corporation and bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the corporation and bank's category.

The corporation's and bank's actual capital amounts and ratios are also presented in the table.

                                                                                                    TO BE WELL
                                                                   FOR CAPITAL                CAPITALIZED UNDER PROMPT
                                           ACTUAL               ADEQUACY PURPOSES           CORRECTIVE ACTION PROVISIONS
                                     AMOUNT      RATIO           AMOUNT       RATIO            AMOUNT        RATIO
DECEMBER 31, 1996
TOTAL CAPITAL
  (TO RISK WEIGHTED ASSETS)
   East Ridge Bancshares,
     Inc. and Subsidiary          $ 3,334,332    12.0%          $ 2,230,000    >8.0%          $ 2,787,500    >10.0%
                                                                               -                             -
   The Bank of East
     Ridge                        $ 3,634,000    13.0%          $ 2,230,240    >8.0%          $ 2,787,800    >10.0%
                                                                               -                             -
TIER I CAPITAL
  (TO RISK WEIGHTED ASSETS)
  East Ridge Bancshares,
    Inc. and Subsidiary           $ 3,037,845    10.9%          $ 1,115,000    >4.0%          $ 1,672,500     >6.0%
                                                                               -                              -
  The Bank of East
    Ridge                         $ 3,337,236    12.0%          $ 1,115,120    >4.0%          $ 1,672,680     >6.0%
                                                                               -                              -
TIER I CAPITAL
  (TO AVERAGE ASSETS)
  East Ridge Bancshares,
    Inc. and Subsidiary           $ 3,037,845     7.0%          $ 1,727,600    >4.0%          $ 2,159,500     >5.0%
                                                                               -                              -
  The Bank of East
    Ridge                         $ 3,337,236     7.7%          $ 1,727,720    >4.0%          $ 2,159,650     >5.0%
                                                                               -                              -

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REGULATORY MATTERS - continued

                                                                                                    TO BE WELL
                                                                     FOR CAPITAL               CAPITALIZED UNDER PROMPT
                                           ACTUAL               ADEQUACY PURPOSES            CORRECTIVE ACTION PROVISIONS
                                     AMOUNT      RATIO           AMOUNT       RATIO            AMOUNT        RATIO
DECEMBER 31, 1995

TOTAL CAPITAL
  (TO RISK WEIGHTED ASSETS)
  East Ridge Bancshares,
    Inc. and Subsidiary           $ 2,927,764    11.6%          $ 2,026,270    >8.0%          $ 2,532,838    >10.0%
                                                                               -                             -
  The Bank of East
    Ridge                         $ 3,288,935    13.0%          $ 2,026,510    >8.0%          $ 2,533,138    >10.0%
                                                                               -                             -
TIER I CAPITAL
  (TO RISK WEIGHTED ASSETS)
  East Ridge Bancshares,
    Inc. and Subsidiary           $ 2,620,767    10.3%          $ 1,013,135    >4.0%          $ 1,519,703     >6.0%
                                                                               -                              -
  The Bank of East
    Ridge                         $ 2,981,938    11.8%          $ 1,013,255    >4.0%          $ 1,519,883     >6.0%
                                                                               -                              -
TIER I CAPITAL
  (TO AVERAGE ASSETS)
  East Ridge Bancshares,
    Inc. and Subsidiary           $ 2,620,767     6.6%          $ 1,577,280    >4.0%          $ 1,971,600     >5.0%
                                                                               -                              -
  The Bank of East
    Ridge                         $ 2,981,938     7.6%          $ 1,577,400    >4.0%          $ 1,971,750     >5.0%
                                                                               -                              -


COMMITMENTS

On November 8, 1996, the corporation and bank entered into an agreement with officers and full-time employees of the bank to pay severance benefits if officers and employees are involuntarily terminated within the two-year period after the closing date of a change in control as defined in the agreement. The maximum severance benefits payable could be approximately $299,000.


SUBSEQUENT EVENT

Subsequent to year end, The Bank of East Ridge entered into discussions to merge with another bank. The surviving corporation will be The Bank of East Ridge. At the closing, The Bank of East Ridge will amend and restate its charter to change its name and change its authorized shares and par value.

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial statements of East Ridge Bancshares, Inc. are summarized as follows:

CONDENSED BALANCE SHEETS

                                                                     1996           1995
    ASSETS
Cash                                                             $  102,862     $    7,687
Investment in Subsidiary                                          3,346,667      3,011,194
Receivable from Subsidiary                                           42,544         36,134
                                                                 ----------     ----------

TOTAL ASSETS                                                     $3,492,073     $3,055,015
                                                                 ==========     ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Other Liabilities                                              $  444,797     $  404,992
                                                                 ----------     ----------

STOCKHOLDERS' EQUITY
  Common Stock - $10 par value - 150,000 shares authorized;
    110,020 shares issued                                         1,100,200      1,120,000
  Paid-In Surplus                                                    34,500         84,000
  Retained Earnings                                               1,903,145      1,416,767
  Unrealized Appreciation on Securities
    Available-for-Sale                                                9,431         29,256
                                                                 ----------     ----------

           Total Stockholders' Equity                             3,047,276      2,650,023
                                                                 ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $3,492,073     $3,055,015
                                                                 ==========     ==========

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED PARENT COMPANY FINANCIAL STATEMENTS - continued

CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                    1996            1995          1994
INCOME
  Dividend                                       $   150,000    $    15,000    $    86,000
  Other Income                                           329          1,972            562
                                                 -----------    -----------    -----------
                                                     150,329         16,972         86,562
                                                 -----------    -----------    -----------

EXPENSES
  Interest                                            31,929         31,689         22,811
  Other Expense                                          120           --              556
                                                 -----------    -----------    -----------
                                                      32,049         31,689         23,367
                                                 -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAX
  BENEFIT AND EQUITY IN
  UNDISTRIBUTED INCOME OF
  SUBSIDIARY                                         118,280        (14,717)        63,195

  Income Tax Benefit                                 (12,800)       (10,300)       (10,500)
                                                 -----------    -----------    -----------

INCOME (LOSS) BEFORE EQUITY IN
  UNDISTRIBUTED INCOME OF SUBSIDIARY                 131,080         (4,417)        73,695

  Equity in Undistributed Income of Subsidiary       355,298        347,484        145,675
                                                 -----------    -----------    -----------

NET INCOME                                           486,378        343,067        219,370

RETAINED EARNINGS - beginning of year              1,416,767      1,073,700        854,330
                                                 -----------    -----------    -----------

RETAINED EARNINGS - end of year                  $ 1,903,145    $ 1,416,767    $ 1,073,700
                                                 ===========    ===========    ===========

                  EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED PARENT COMPANY FINANCIAL STATEMENTS - continued

CONDENSED STATEMENTS OF CASH FLOWS

                                                         1996        1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                          $ 486,378    $ 343,067    $ 219,370
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating
    Activities -
    Equity in Earnings of Subsidiary                   (505,298)    (362,484)    (231,675)
    Dividends Received from Subsidiary                  150,000       15,000       86,000
    Changes in Operating Assets and Liabilities -
      Decrease (Increase) in -
        Receivable from Subsidiary                       (6,410)      89,151     (125,285)
        Taxes Receivable                                   --           --         14,390
      Increase (Decrease) in -
        Payable to Subsidiary                              --           --         (5,386)
        Interest Payable                                    511        3,424        5,599
        Other Payables                                    1,932          103          548
        Taxes Payable                                    27,912      (86,963)     104,698
                                                      ---------    ---------    ---------

          NET CASH PROVIDED BY OPERATING ACTIVITIES     155,025        1,298       68,259
                                                      ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additional Capitalization of Subsidiary                  --           --       (100,000)
                                                      ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Debt                                        --           --       (324,000)
  Proceeds from Issuance of Long-Term Debt                 --           --        355,000
  Retirement of Common Stock                            (59,850)        --           --
                                                      ---------    ---------    ---------

          NET CASH PROVIDED (USED) BY
            FINANCING ACTIVITIES                        (59,850)        --         31,000
                                                      ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                          95,175        1,298         (741)

CASH - beginning of year                                  7,687        6,389        7,130
                                                      ---------    ---------    ---------

CASH - end of year                                    $ 102,862    $   7,687    $   6,389
                                                      =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Interest Paid                                       $  31,418    $  28,265    $  17,212
  Income Tax Received                                 $ (34,302)   $ (12,488)   $  (1,606)
  Changes in Unrealized Appreciation
    (Depreciation) on Available-for-Sale
    Securities, net of deferred taxes                 $ (19,825)   $  77,560    $ (48,304)
  Issuance of Promissory Note Upon
    Purchase and Retirement of Common Stock           $   9,450    $    --      $    --

                   EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                         CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1996




                                                THE BANK OF      EAST RIDGE
                                                EAST RIDGE    BANCSHARES, INC.  CONSOLIDATED
                                                                                    (i)
     ASSETS
  Cash and Due from Banks                        $ 2,360,643     $  102,862     $ 2,360,643

  Federal Funds Sold                               4,315,000           --         4,315,000
                                                 -----------     ----------     -----------

          Total Cash and Cash Equivalents          6,675,643        102,862       6,675,643


  Securities Available-for-Sale                    5,299,037           --         5,299,037


  Securities to be Held to Maturity                5,475,306           --         5,475,306


  Loans - less allowance for
    loan losses of $296,487                       24,977,654           --        24,977,654


  Bank Premises and Equipment, net                   847,832           --           847,832


  Interest Receivable                                286,396           --           286,396


  Investment in Subsidiary                              --        3,346,667            --


  Other Assets                                       806,822         42,544         803,822
                                                 -----------     ----------     -----------


TOTAL ASSETS                                     $44,368,690     $3,492,073     $44,365,690
                                                 ===========     ==========     ===========



(i)  Certain items have been eliminated in consolidation.

                                                THE BANK OF      EAST RIDGE
                                                EAST RIDGE    BANCSHARES, INC.  CONSOLIDATED
                                                                                    (i)
        LIABILITIES AND
        STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits -
    Demand                                       $ 4,983,065     $     --       $ 4,983,065
    Interest-Bearing Demand                        8,650,813           --         8,547,951
    Savings                                        6,559,326           --         6,559,326
    Certificates of Deposit of
      $100,000 or More                             3,754,252           --         3,754,252
    Certificates of Deposit
      Under $100,000                              16,717,625           --        16,717,625
                                                 -----------     ----------     -----------

          Total Deposits                          40,665,081           --        40,562,219

  Other Liabilities                                  356,942        444,797         756,195
                                                 -----------     ----------     -----------

          Total Liabilities                       41,022,023        444,797      41,318,414
                                                 -----------     ----------     -----------

STOCKHOLDERS' EQUITY
  Common Stock - $10 par value -
    150,000 shares authorized;
    110,020 shares issued                               --        1,100,200       1,100,200
  Common Stock - $40 par value -
    20,000 shares authorized;
    17,142 shares issued                             685,680           --              --
  Paid-In Surplus                                  1,114,320         34,500          34,500
  Retained Earnings                                1,537,236      1,903,145       1,903,145
  Unrealized Appreciation on Securities
    Available-for-Sale                                 9,431          9,431           9,431
                                                 -----------     ----------     -----------

          Total Stockholders' Equity               3,346,667      3,047,276       3,047,276
                                                 -----------     ----------     -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                           $44,368,690     $3,492,073     $44,365,690
                                                 ===========     ==========     ===========

                   EAST RIDGE BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATING SCHEDULE OF INCOME
                          Year Ended December 31, 1996

                                                THE BANK OF      EAST RIDGE
                                                EAST RIDGE    BANCSHARES, INC.  CONSOLIDATED
                                                                                    (i)
INTEREST INCOME
  Loans                                          $ 2,529,196     $      --      $ 2,529,196
  Investment Securities -
    U.S. Treasury                                    133,902            --          133,902
    U.S. Government Agencies                         425,586            --          425,586
    States and Political Subdivisions                155,187            --          155,187
    Other                                             17,104            --           17,104
  Income on Federal Funds Sold                        67,565            --           67,565
  Other                                                 --               329           --
                                                 -----------     -----------    -----------
                                                   3,328,540             329      3,328,540
                                                 -----------     -----------    -----------

INTEREST EXPENSE
  Interest on Certificates of Deposit
    of $100,000 or More                              214,004            --          214,004
  Interest on Other Deposits                       1,295,252            --        1,294,923
  Other                                                 --            31,929         31,929
                                                 -----------     -----------    -----------
                                                   1,509,256          31,929      1,540,856
                                                 -----------     -----------    -----------

NET INTEREST INCOME (EXPENSE)
  BEFORE PROVISION FOR LOAN LOSSES                 1,819,284         (31,600)     1,787,684

  Provision for Loan Losses                           36,000            --           36,000
                                                 -----------     -----------    -----------

NET INTEREST INCOME (LOSS)                         1,783,284         (31,600)     1,751,684
                                                 -----------     -----------    -----------

NONINTEREST INCOME
  Service Charges on Deposit Accounts                323,677            --          323,677
  Credit Life Commissions                             10,260            --           10,260
  Dividend from Subsidiary                              --           150,000           --
  Equity in Earnings of Subsidiary                      --           355,298           --
  Other                                              124,404            --          124,404
                                                 -----------     -----------    -----------
                                                     458,341         505,298        458,341
                                                 -----------     -----------    -----------

NONINTEREST EXPENSES
  Salaries                                           795,670            --          795,670
  Employee Benefits                                  135,706            --          135,706
  Net Occupancy                                       79,228            --           79,228
  Other                                              510,823             120        510,943
                                                 -----------     -----------    -----------
                                                   1,521,427             120      1,521,547
                                                 -----------     -----------    -----------

INCOME BEFORE INCOME TAX
  PROVISION (BENEFIT)                                720,198         473,578        688,478

  Income Tax Provision (Benefit)                     214,900         (12,800)       202,100
                                                 -----------     -----------    -----------

NET INCOME                                       $   505,298     $   486,378    $   486,378
                                                 ===========     ===========    ===========

(i)  Certain items have been eliminated in consolidation.

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORNERSTONE BANCSHARES, INC.

                                       By: /s/ Earl A. Marler, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer

                                       Date: April 15, 1998

         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Capacity                                            Date
---------                                   --------                                            ----

/s/ Earl A. Marler, Jr.                     Chairman of the Board, Chief Executive Officer      April 15, 1998
                                            and Director (principal executive officer)


/s/ Timothy L. Hobbs                        President and Director                              April 15, 1998



/s/Teresa Patten                            (principal accounting and financial officer)        April 15, 1998



/s/Ramesh V. Amin                           Director                                            April 15, 1998


/s/ Randy Brooks                            Director                                            April 15, 1998


/s/ B. Kenneth Driver                       Director                                            April 15, 1998


/s/ Karl Fillauer                           Director                                            April 15, 1998


/s/ Carolyn C. Johnson                      Director                                            April 15, 1998


/s/ James H. Large                          Director                                            April 15, 1998


/s/ Lawrence D. Levine                      Director                                            April 15, 1998

/s/ Russell W. Lloyd                        Director                                            April 15, 1998


/s/ Doyce G. Payne, M.D.                    Director                                            April 15, 1998


/s/ Turner Smith                            Director                                            April 15, 1998

/s/ Billy O. Wiggins                        Director                                            April 15, 1998

/s/ Marsha Yessick                          Director                                            April 15, 1998