Form 10-Q
period 1998-03-31
CORNERSTONE BANCSHARES INC
filed 1998-05-15
CIK 1038773

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]            QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended MARCH 31, 1998

[ ]             TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to ________________

Commission file number  333-26699

                          CORNERSTONE BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

           TENNESSEE                                           62-1173944
(State of other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

                                5319 HIGHWAY 153
                          CHATTANOOGA, TENNESSEE 37343
                    (Address of principal executive offices)

                                 (423) 877-8181
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,009,061 SHARES OF COMMON STOCK AS OF MAY 1, 1998.

                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                      March 31, 1998 and December 31, 1997


                                ASSETS                             1998             1997
                                ------                             ----             ----

Cash and due from banks.......................................     $ 6,166,368      $ 6,173,892
Federal fund sold.............................................      14,310,000        1,130,000
Investment securities available for sale......................       9,375,520        7,544,579
Investment securities held to maturity .......................       8,687,672       10,779,662
Loans, less allowances for loan losses .......................      63,759,536       60,589,987
Premises and equipment, net...................................       2,455,463        2,444,219
Accrued interest receivable...................................         676,599          584,446
Excess cost over fair value of assets acquired................       2,338,954        2,362,580
Other assets..................................................       1,220,424        1,093,520
                                                                   ------------     -----------
   Total assets...............................................     $108,990,536     $92,702,885
                                                                   ============     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Deposits:
   Non-interest bearing.......................................     $ 10,975,143     $ 9,272,695
   NOW accounts ..............................................       13,314,076      13,009,450
   Savings deposits and money market accounts.................       10,764,728       9,879,431
   Time deposits..............................................       62,072,266      49,688,229
                                                                   -------------    -----------
          Total deposits......................................       97,126,213      81,849,805
Accrued interest payable......................................          342,958         325,551
Other liabilities.............................................          331,220         600,647
Note payable..................................................          855,000         855,000
                                                                   ------------     -----------
   Total liabilities                                                 98,655,391      83,631,003

Stockholders' equity:
 Common stock.................................................        1,009,061         874,954
 Additional paid-in capital ..................................        9,480,460       8,444,238
 Undivided profits (deficit)..................................         (202,101)       (290,027)
 Net unrealized gain on securities available for sale,
  net of tax..................................................           47,725          42,717
                                                                   ------------     -----------
   Total stockholders' equity                                        10,335,145       9,071,882
                                                                   -------------    -----------
     Total liabilities and stockholders' equity                    $108,990,536     $92,702,885
                                                                   ============     ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   Condensed Consolidated Statements of Income

               For The Three Months Ended March 31, 1998 and 1997


                                                                  1998          1997
                                                                  ----          ----
Interest Income:
     Interest and fees on loans.............................   $1,530,852    $1,132,000
     Interest on investment securities:.....................      363,427       307,000
     Other interest income..................................           --        41,000
                                                               ----------    ----------
               Total interest income........................    1,894,279     1,480,000
                                                               ----------    ----------
Interest expense............................................      984,841       748,000
                                                               ----------    ----------
                                                                  909,438
Provision for possible loan losses..........................       47,018        92,000
                                                               ----------     ---------
Net interest income after provision for possible
     loan losses............................................      862,420       640,000
Non-interest income:
     Service charges on deposits............................      122,046            --
     Other operating income ................................       61,438       125,000
                                                               ----------     ---------
                Total other income..........................      183,484       125,000
Other expense:
     Salaries and employee benefits.........................      412,723            --
     Net occupancy and equipment expense....................      102,412            --
     Other operating expense................................      314,695        709,000
                                                               ----------     ----------
                Total other expense.........................      829,830        709,000
                                                               ----------     ----------

Income before income taxes .................................      216,074         56,000
Income tax expense (benefit) ...............................      128,148         (1,000)
                                                                ---------     ----------

                 Net income.................................    $  87,926     $   57,000
                                                                =========     ==========




        The accompanying notes are an integral part of these consolidated financial statements.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

                  For The Three Months Ended March 31, 1998 (1)





                                                                               1998
                                                                               ----
Cash Flows from Operating Activities:
   Net income (loss)                                                      $    87,926
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Deferred income taxes                                                   (19,912)
      Provision for possible loan losses                                       47,018
      Provision for depreciation and amortization                              73,602
      changes in other assets and liabilities:
      Accrued interest receivable.....................................        (92,153)
      Accrued interest payable .......................................         17,407
      Other ..........................................................       (396,331)
                                                                          -----------
   Net cash used in operating activities..............................       (282,443)
                                                                          -----------

Cash Flows from Investing Activities:
   Purchase of investment securities available for sale ..............     (1,822,040)
   Proceeds from security transactions:
        Securities available for sale.................................      1,068,387
        Securities held to maturity ..................................        492,604
   Net increase in loans..............................................     (3,169,549)
   Purchasse of bank premises and equipment...........................        (61,220)
   Net cash used in investing activities                                   (3,491,818)
                                                                          -----------

Cash Flows from Financing Activities:
   Net increase in deposits ..........................................     15,276,408
   Issuance of common stock ..........................................      1,670,329
                                                                          -----------
   Net cash provided by financing activities..........................     16,946,737
Net Increase in cash and cash equivalents.............................     13,172,476
Cash and cash equivalents beginning of period.........................      7,303,892
                                                                          -----------
Cash and cash equivalents end of period...............................    $20,476,368
                                                                          ===========
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                            $   949,265
      Income taxes                                                        $       -0-


-------------------

(1) Information for March 31, 1997 is not presented due to the fact that pro forma cash flow is not meaningful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



The accompanying notes are an integral part of these consolidated financial statements.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Management Opinion

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Cornerstone Bancshares, Inc. contain all adjustments, consisting of only normal, recurring adjustments, necessary to fairly present the financial results for the interim periods presented. The results of operations for any interim period is not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

              The 1997 financial information represents historical financial information presented on a pro forma basis as if the merger of The Bank of East Ridge and Cornerstone Community Bank occurred as of January 1, 1997. Financial information presented on the pro forma basis provides comparable data that is reasonable and meaningful to the combined banking operations that began on the merger date of October 15, 1997.

SUMMARY

              The first three months of 1998 reflect net income of $88,000, a 54% increase from Cornerstone's net income of $57,000 earned for the first three months of 1997. Net income per common share for March 1998 remained $.09, the same as it was at March 31, 1997. Pretax income for March 1998 increased $55,000 from March 1997 pretax income of $161,000.

              The increase in net income from March 1997 to March 1998 is primarily due to a 37% increase in interest-earning assets. The increase was also due in part to a 46% increase in non-interest income by only a 17% increase in non-interest expenses.

FINANCIAL CONDITION

              Earning Assets. Average earning assets for March 31, 1998 increased $11 million or 15% over March 1997 was primarily due to an increase in average loans outstanding and an increase in the average Federal Funds sold. The loan and federal funds growth was primarily funded by an increase in overall deposits.

              Loan Portfolio. Cornerstone's average loans for the first three months of 1998 were $61 million, an increase of 36% over $45 million in average loans for the first three months of 1997. Loan growth for 1998 has been primarily funded through increased deposit growth. The increase in ending balances from March 1997 to March 1998 was consistent with the increase in average balances.

              Investment Portfolio. Cornerstone's investment securities portfolio increased by 6% or $1.1 million from March 1997 to March 1998. Cornerstone maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. Cornerstone maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at book value. As of March 31, 1998, unrealized gains in the "Available for Sale" portfolio amounted to $77,000.

              Deposits. Cornerstone's average deposits increased $21.8 million or 33% from March 1997 to March 1998. Total deposits increased $24 million or 34% for the same period. The largest portion of growth was a $15.6 million, or 34% increase in time deposits. This is due to Cornerstone's strategy of increasing time deposits by offering competitive rates to customers. From March 1997 to March 1998 interest-bearing transaction deposits increased $4.2 million or 42% and savings deposits increased $1.9 million or 22%.

              Capital Resources. Stockholders' equity increased $4.3 million or 72% to $10.3 million as of March 31, 1998, compared with $6.0 at March 31, 1997. This increase was primarily due to warrants being exercised by shareholders.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

              Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

              Net interest income for the first three months of 1998 increased $130,000 or 18% over net interest income earned as of March 1997. The increase in net interest income as of March 31, 1998 is primarily due to an increase in interest-earning assets.

              Interest income increased $414,000 or 28% as of March 1998 compared to March 1997. Interest income produced by the loan portfolio increased $399,000 or 35% from March 1997 to March 1998 due to the increase in average loans for the period. Interest income on investment securities increased $29,000 or 9% from March 1997 to March 1998.

              Total interest expense increased $219,000 or 29% from March 31, 1997 to March 31, 1998. The interest expense increase from the first quarter of 1997 to the first quarter of 1998 is primarily due to the increase in average time and demand deposits.

              The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ration represents the different between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin at March 31, 1998 was 4.19%. The net cost of funds, defined as interest expense divided by average-earning assets, increased 34 basis points from 4.22% on March 31, 1997 to 4.57% in 1997. The yield on earning assets increased 35 basis points to 9.02% at March 31, 1998 from 8.67% at March 31, 1997.

              The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the asset and liability mix during 1997, the interest rate spread decreased 17 basis points from March 1997 to March 1998.

              Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $871,000 for March 1998 in the allowance for loan losses account was sufficient to absorb known risks in the portfolio. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

              Nonperforming Assets. Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated. Cornerstone's policy is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of March 31, 1998 Cornerstone had $35,000 in nonperforming assets.

              Noninterest Income. Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in noninterest income. Excluding gains from the sale of loans, total noninterest income decreased by $54,000 or 43% from March 1997 to March 1998.

              Noninterest Expense. Noninterest expense for the first three months of 1998 increased by $121,000 or 17% as compared to the first three months in 1997. Salaries and employee benefits increased by $21,000 or 5% in March 1998 over March 1997. Occupancy expense as of March 31, 1998 increased by $55,000 or 125% over the same period in 1997. This increase is attributed to the additional expense of adding the Fountain Square location at 610 Georgia Avenue in May 1997 and the upgrading of computer equipment. All other noninterest expenses at March 31, 1998 increased $68,000 or 31% over the noninterest expenses as of March 31, 1997, primarily due to an increase in advertising costs and professional fees.

OPERATING RESULTS

              The Company had net income of $35,685 or $0.07 per weighted average common share for the first quarter of 1997 compared to a net loss for the first quarter of 1996 of ($38,464) or ($0.09) per weighted average common share outstanding. Our returns on average assets and average common equity for the first quarter of 1997 were 0.06% and 1.07%, respectively compared to (0.05%) and (1.48%), respectively for the first quarter of 1996.

              Net interest income for the first quarter of 1997 increased $146,219 to $513,586 versus the first quarter of 1996 of $367,367. The increase is attributable to loan growth and a higher investment portfolio yield. Loans grew 52.86% over the first quarter of 1996 from $24,772,966 at March 31, 1996 to $37,867,007 at the end of the first quarter of 1997. Total Company assets were $64,822,699 at March 31, 1997 compared to $48,513,294 as of March 31, 1996.

              The net interest margin was 3.57% for the first quarter of 1997 compared to 2.95% for the first quarter of 1996. The yield on the investment portfolio was 6.47% for the first quarter of 1997 compared to 6.29% for the same quarter of 1996. The higher level of interest income from loans and securities was offset by an increase in the cost of interest-bearing deposits. Net interest income was helped by a decrease in the Company's long-term debt and a decrease in average rate on the Company's long-term debt which was utilized to increase the capital of the Company's subsidiary Bank.

              Non-interest income for the first quarter of 1997 increased $13,584 over the first quarter of 1996 to $52,331 compared to $38,747 for the first quarter of 1996. The growth is attributable to service charges on deposit accounts and other fees. Non-interest expenses for the first quarter of 1997 increased $12,043 to $463,599 compared to the first quarter of 1996 of $451,556. The Company's net income was significantly benefitted by a decrease in the expense ratio (annualized non-interest expense divided by total assets) to 2.91% at March 31, 1997 compared to 4.04% at March 31, 1996. The decrease in the expense ratio is primarily attributable to the Company being able to service increased business volume without corresponding increases in costs.


ASSET QUALITY

              Asset quality measures continue to improve. Non-performing assets at March 31, 1997 were $122,000 or 0.32% of loans and foreclosed properties, which is a decrease from $263,000 or 1.07% of loans and foreclosed properties at March 31, 1996. The provision for losses on loans was $45,000 for the first quarter of 1997 which is an increase of $30,000 over the provision of $15,000 for the first quarter of 1996. The increase in the provision is primarily attributable to the increase in loan growth. At March 31, 1997, the allowance for losses on loans was 1.32% of loans and approximately 410% of non-performing assets.

                          PART II -- OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

   27    --     Financial Data Schedule (For SEC Use Only)

Current Reports:

There have been no Current Reports on Form 8-K filed during the quarter ended December 31, 1997.

                                   SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CORNERSTONE BANCSHARES, INC.
                                     (Registrant)

Date: May 14, 1998                   /s/Timothy L. Hobbs
                                        Timothy L. Hobbs, President
                                     (principal executive officer)


Date: May 14, 1998                   /s/Teresa Patten
                                        Teresa Patten
                                     (principal financial and
                                     accounting officer)