Form 10-Q
period 1998-06-30
CORNERSTONE BANCSHARES INC
filed 1998-08-14
CIK 1038773

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

Commission file number  333-26699

                          CORNERSTONE BANCHSHARES, INC.

        (Exact name of small business issuer as specified in its charter)

            TENNESSEE                                            62-1173944
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,009 SHARES OF COMMON STOCK AS OF AUGUST 1, 1998.

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                       June 30, 1998 and December 31, 1997

                                                                            1998                1997
                                                                        -------------        ------------
                                    ASSETS
Cash and due from banks                                                 $   5,455,469        $  6,173,892
Federal fund sold                                                           2,855,000           1,130,000
Investment securities available for sale                                                        7,544,579
Investment securities held to maturity                                     12,122,160          10,779,662
Loans, less allowances for loan losses                                     12,983,804          60,589,987
Premises and equipment, net                                                 2,459,888           2,444,219
Accrued interest receivable                                                   720,138             584,446
Excess cost over fair value of assets acquired                              2,322,101           2,362,580
Other assets                                                                1,157,309           1,093,520
                                                                        -------------        ------------
   Total assets                                                         $ 109,803,623        $ 92,702,885
                                                                        =============        ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                                 $  11,048,289        $  9,272,695
   NOW accounts                                                            13,306,067          13,009,450
   Savings deposits and money market accounts                              11,045,520           9,879,431
   Time deposits                                                           62,396,793          49,688,229
                                                                        -------------        ------------
          Total deposits                                                   97,796,669          81,849,805
Accrued interest payable                                                      315,659             325,551
Other liabilities                                                             329,460             600,647
Note payable                                                                  855,000             855,000
                                                                        -------------        ------------
   Total liabilities                                                       99,296,788          83,631,003

Stockholders' equity:
 Common stock                                                               1,009,461             874,954
 Additional paid-in capital                                                 9,496,174           8,444,238
 Undivided profits (deficit)                                                  (27,719)           (290,027)
 Net unrealized gain on securities available for sale, net of tax              28,920              42,717
                                                                        -------------        ------------
   Total stockholders' equity                                              10,506,835           9,071,882
                                                                        -------------        ------------
     Total liabilities and stockholders' equity                         $ 109,803,623        $ 92,702,885
                                                                        =============        ============



        The accompanying notes are an integral part of these consolidated financial statements.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   Condensed Consolidated Statements of Income

            For The Three and Six Months Ended June 30, 1998 and 1997



                                                           Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30
                                                       ---------------------------       ---------------------------
                                                          1998             1997            1998             1997
                                                       ----------       ----------       ----------       ----------
Interest Income:
     Interest and fees on loans                        $1,640,668      $1,387,000        $3,171,520       $2,432,000
     Interest on investment securities:                   388,166         298,000           665,950          606,000
     Other interest income                                 51,437          40,000           137,080          167,000
                                                       ----------      ----------        ----------       ----------
               Total interest income                    2,080,271       1,725,000         3,974,550        3,205,000
                                                       ----------      ----------        ----------       ----------
Interest expense                                        1,090,400         830,000         2,075,241        1,578,000
                                                       ----------      ----------        ----------       ----------

Provision for possible loan losses                         76,714          92,000           123,192          184,000
                                                       ----------      ----------        ----------       ----------
Net interest income after provision for possible
     loan losses                                          913,698         803,000         1,776,117        1,443,000
Non-interest income:
     Loan fees                                             31,110          25,000            55,399           44,000
     Service charges on deposits                          108,576          98,000           206,333          156,000
     Other operating income                                71,664          51,000           133,102           99,000
                                                       ----------      ----------        ----------       ----------

                Total other income                        211,350         174,000           394,834          299,000
Other expense:
     Salaries and employee benefits                       408,875         392,000           821,598          784,000
     Net occupancy and equipment expense                  100,708          57,000           203,121           88,000
     Other operating expense                              329,754         322,000           644,449          608,000
                                                       ----------      ----------        ----------
                Total other expense                       839,336         771,000         1,669,167        1,480,000
                                                       ----------      ----------        ----------       ----------

Income before income taxes                                295,711                           501,784
Income tax expense                                        111,329          39,000           239,476           38,000
                                                       ----------      ----------        ----------       ----------

                 Net income                            $  174,382      $  167,000        $  262,308       $  224,000
                                                       ==========      ==========        ==========       ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

                   For The Six Months Ended June 30, 1998 (1)





                                                                                       1998
                                                                                     --------
Cash Flows from Operating Activities:
   Net income (loss)                                                                $  262,308
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Deferred income taxes
   Provision for possible loan losses                                                  123,192
   Provision for depreciation and amortization                                         148,535
      changes in other assets and liabilities:
      Accrued interest receivable                                                     (135,692)
      Accrued interest payable                                                          (9,892)
      Other                                                                           (323,593)
                                                                                    ----------
   Net cash used in operating activities                                                64,858
                                                                                    ----------

Cash Flows from Investing Activities:
   Purchase of investment securities available for sale                             (5,957,397)
   Purchase of securities held to maturity                                          (7,101,586)
   Proceeds from security transactions:
        Securities available for sale                                                1,366,020
        Securities held to maturity                                                  4,897,444
   Net increase in loans                                                            (9,260,960)
   Purchase of bank premises and equipment                                            (123,725)
   Net cash used in investing activities                                           (16,180,204)
                                                                                    ----------
Cash Flows from Financing Activities:
   Net increase in deposits                                                         15,946,864
   Issuance of common stock                                                          1,186,443
                                                                                    ----------
   Net cash provided by financing activities                                        17,133,307
                                                                                    ----------
Net Increase in cash and cash equivalents                                            1,017,961
Cash and cash equivalents beginning of period                                        7,303,892
                                                                                    ----------
Cash and cash equivalents end of period                                              8,321,853
                                                                                    ==========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                       2,085,133
      Income taxes                                                                           0

----------

(1) Information for June 30, 1997 is not presented due to the fact that pro forma cash flow is not meaningful.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


GENERAL
              Cornerstone's Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the information and tables which follow.

              The 1997 statistical disclosure of Cornerstone Bancshares, Inc. under Guide 3 represent historical financial information presented on a pro forma basis as if the merger of The Bank of East Ridge and Cornerstone Community Bank occurred as of January 1, 1996. Guide 3 financial information on the pro forma basis provides comparable data that is reasonable and meaningful to the combined banking operations that began on the merger date of October 15, 1997.

SUMMARY

              The net income as of June 30, 1998 was $174,000, a 4.0% increase from Cornerstone's net income of $167,000 earned during the same period in 1997. Net income per common share in June 1998 was $.17 compared with $.15 for June 1997.

              The first six months of 1998 reflect year to date net income of $262,000, a 17% increase from Cornerstone's net income of $224,000 earned for the first half of 1997. Year to date net income per common share for June 1998 was $.26, compared with $.22 per share as of June 30, 1997. Pretax income for June 1998 increased $24,000 from June 1997 pretax income of $262,000.

              The increase in net income from June 1997 to June 1998 is primarily due to a 25% increase in interest-earning assets. The increase was also due in part to a 21% increase in non-interest income offset by only a 9% increase in non-interest expenses.

FINANCIAL CONDITION

              Earning Assets. Average earning assets for the first half of 1998 increased by $18 million, or 24% over average earning assets for the first half of 1997. This growth was due to an increase in average loans and average investment securities funded by the continued growth of deposit accounts.

              Loan Portfolio. Cornerstone's average loans as of June 30, 1998 were $67 million, an increase of 34% over $50 million in average loans reported for the first half of 1997. Loan growth for 1998 has been primarily funded through increased deposit growth. The increase in ending balances from June 1997 to June 1998 was consistent with the increase in average balances.

              Investment Portfolio. Cornerstone's investment securities portfolio increased by 9% or $2 million from June 1997 to June 1998, funded primarily by an increase in deposits. Cornerstone maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. Cornerstone maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value whereas the "Held to Maturity" securities are carried at book value. As of June 30, 1998, unrealized gains in the "Available for Sale" portfolio amounted to $47,000.

              Deposits. Cornerstone's average deposits increased $20 million or 26% from June 1997 to June 1998. Total deposits increased $22 million or 29% for the same period. Time deposits accounted for the largest portion of this growth with a 37% or $17 million increase. This increase was due to Cornerstone's strategy of increasing time deposits by offering competitive rates to consumers. From June 1997 to June 1998 interest-bearing transaction deposits decreased $2 million or 14%, and savings deposits increased $1 million or 12%.

              Capital Resources. Stockholders' equity increased $4.2 or 67% to $10.5 million as of June 30, 1998, compared with $6.2 million at June 30, 1997. This increase was primarily due to warrants being exercised by shareholders.

BALANCE SHEET MANAGEMENT

              Liquidity Management. Liquidity is the ability of a company to convert assets into cash without significant loss and to raise funds by increasing liabilities. Liquidity management involves having the ability to meet the day-to-day flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.

              The primary function of asset/liability management is not only to assure adequate liquidity in order for Cornerstone to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that Cornerstone can profitably deploy its assets. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

              The asset portion of the balance sheet provides liquidity primarily through loan repayments and maturities of investment securities. Additional sources of liquidity are the investments in federal funds sold and prepayments from the mortgage-backed securities from the investment portfolio.

              The liability portion of the balance sheet provides liquidity through various interest bearing and noninterest bearing deposit accounts. As of June 1998 Cornerstone had approximately $2.0 million of federal funds lines available.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

              Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expenses paid on deposits. The following discussion is on a fully taxable equivalent basis.

              Net interest income as of June 30, 1998 increased by $187,000 or 21% over net interest income as of June 30, 1997. The increase in net interest income is primarily due to an increase in interest-earning assets.

              Interest income increased $355,000 or 21% as of June 1998 compared to June 1997. Interest income produced by the loan portfolio increased $254,000 or 18% from June 1997 to June 1998 due to the increase in average loans for the period. Interest income on investment securities increased $90,000 or 30% from June 1997 to June 1998.

              Total interest expense increased $260,000 or 31% from June 30, 1997 to June 30, 1998. The interest expense increased from the second quarter of 1997 to the second quarter of 1998 is primarily due to the increase in average time and demand deposits.

              The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin at June 30, 1998 was 4.28%. The net cost of funds, defined as interest expense divided by average-earning assets, increased 22 basis points from 4.02% on June 30, 1997 to 4.24% in 1998. The yield on earning assets increased 45 basis points to 8.68% at June 30, 1998 from 8.23% at June 30, 1997.

              The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the asset and liability mix during 1997, the interest rate spread decreased 16 basis points from 3.67% to 3.51% from June 1997 to June 1998.

              Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the approximate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $994,000 for June 1998 in the allowance for loan losses account was sufficient to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

              Nonperforming Assets. Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated. Cornerstone's policy is to place a loan on nonaccrual status which it is contractually past the 90 days or more as to payment of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of June 30, 1998 Cornerstone had $29,000 in nonperforming assets.

              Noninterest Income. Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in noninterest income. Excluding gains from the sale of loans, total noninterest income increased by $37,000 or 21% from June 1997 to June 1998.

              Noninterest Expense. Noninterest Expense for the second quarter of 1998 increased by $68,000 or 9% as compared to the second quarter 1997. Salaries and employee benefits increased $17,000 or 4% from the second quarter of 1997 to the second quarter of 1998. Occupancy expense as of June 30, 1998 increased by $44,000 or 130% from June 30, 1997 due to the expense of upgrading computer equipment. All other noninterest expenses for the quarter ending June 30, 1998 increased $7,000 or 2% over the noninterest expenses for quarter ending June 30, 1997.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

              Net Interest Income. Year to date net interest income for the six months ended June 1998 increased $272,000 or 17% over net interest income for the six months ended June 1997. This increase is primarily due to an increase in interest-earning assets.

              Total interest income earned year to date increased $770,000 or 24% from June 30, 1997 to June 30, 1998. The interest income produced by the loan portfolio for the six month period increased $740,000 or 30% due to the increase in average loans. Interest income on investment securities increased $60,000 or 10% from June 1997 to June 1998.

              Year to date total interest expense as of June 30, 1998 increased $497,000 or 30% from the year to date total interest expense of $1.6 million at June 30, 1997. This increase is primarily due to the increase in total interest bearing deposits.

              Noninterest Income and Expense. Year to date total noninterest income as of June 30, 1998 increased $96,000 or 32% from year to date noninterest income as of June 30, 1997. This increase is due in part to an increase in fees assessed on nonsufficient funds.

              Year to date noninterest expense as of June 30, 1998 increased by $352,000 or 27% over the year to date noninterest expense as of June 1997. Salaries and employee benefits increased by $38,000 or 5% in 1998 over 1997. Occupancy expense as of June 30, 1998 increased by $115,000 or 131% over the same period primarily due to the additional expense of upgrading computer equipment. All other noninterest expenses at June 30, 1998 increased $199,000 or 45% over the noninterest expenses as of June 30, 1997. This increase was primarily due to an increase in advertising costs and professional fees.

                          PART II -- OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:

              27 -- Financial Data Schedule (For SEC Use Only)

(b) There have been no Current Reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CORNERSTONE BANCSHARES, INC.
                                       (Registrant)

Date: August 14, 1998
                                       /s/Timothy L. Hobbs, President
                                       (principal executive officer)


Date: August 14, 1998
                                       /s/Teresa Patten (principal financial and
                                       accounting officer)