Form 10-Q
period 1998-09-30
CORNERSTONE BANCSHARES INC
filed 1998-11-16
CIK 1038773

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended SEPTEMBER 30, 1998

[ ]         TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________  to  _________________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,009,461 SHARES OF COMMON STOCK AS OF NOVEMBER 1, 1998.

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

                September 30, 1998 and 1997 and December 31, 1997




                                                                            September 30,            December 31,
                               ASSETS                                   1998            1997            1997
                               ------                                   ----            ----            ----
Cash and due from banks .........................................    $  6,852,134    $ 3,330,706    $  6,173,892
Federal fund sold ...............................................         580,000      3,495,000       1,130,000
Investment securities available for sale ........................      10,096,065      8,840,286       7,544,579
Investment securities held to maturity ..........................      10,936,164     12,128,647      10,779,662
Loans, less allowances for loan losses ..........................      74,152,551     58,482,562      60,589,987
Premises and equipment, net .....................................       2,475,539      1,866,346       2,444,219
Accrued interest receivable .....................................         674,697        466,348         584,446
Excess cost over fair value of assets acquired ..................       2,321,711        991,000       2,362,580
Other assets ....................................................       1,601,389        442,757       1,093,520
                                                                     ------------    -----------    ------------
   Total assets .................................................    $109,690,250    $90,043,470    $ 92,702,885
                                                                     ============    ===========    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Deposits:
   Non-interest bearing .........................................    $  9,496,582    $ 8,607,103    $  9,272,695
   NOW accounts .................................................      13,287,953     16,232,583      13,009,450
   Savings deposits and money market accounts ...................      12,000,220      9,748,892       9,879,431
   Time deposits ................................................      62,155,410     47,741,947      49,688,229
                                                                     ------------    -----------    ------------
          Total deposits ........................................      96,940,165     82,330,525      81,849,805
Accrued interest payable ........................................         278,991        370,755         325,551
Other liabilities ...............................................         608,983        324,000         600,647
Note payable ....................................................       1,250,000        855,000         855,000
                                                                     ------------    -----------    ------------
   Total liabilities ............................................      99,078,139     83,880,280      83,631,003

Stockholders' equity:
 Common stock ...................................................       1,009,461        874,954         874,954
 Additional paid-in capital .....................................       9,496,174      5,162,905       8,444,238
 Undivided profits (deficit) ....................................          37,209         70,457        (290,027)
 Net unrealized gain on securities available for sale, net of tax          69,267         54,874          42,717
                                                                     ------------    -----------    ------------
   Total stockholders' equity ...................................              --      6,163,190       9,071,882
                                                                                     -----------    ------------
                                                                       10,612,111
                                                                     ------------
     Total liabilities and stockholders' equity .................    $109,690,250    $90,043,470    $ 92,702,885
                                                                     ============    ===========    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   Condensed Consolidated Statements of Income

         For The Three and Nine Months Ended September 30, 1998 and 1997


                                                       Three Months Ended          Nine Months Ended
                                                          September 30,               September 30,
                                                      -------------------          ------------------
                                                      1998           1997          1998          1997
                                                      ----           ----          ----          ----
Interest Income:
     Interest and fees on loans ................    $1,770,444    $1,427,000    $4,941,964    $3,859,000
     Interest on investment securities: ........       341,450       343,000     1,007,399       949,000
     Other interest income .....................        17,485        38,000       154,565       205,000
                                                    ----------    ----------    ----------    ----------
               Total interest income ...........     2,129,379     1,808,000     6,103,928     5,013,000
                                                    ----------    ----------    ----------    ----------
Interest expense ...............................     1,009,345       866,000     3,174,586     2,444,000
                                                    ----------    ----------    ----------    ----------

Provision for possible loan losses .............       183,478        87,000       306,670       271,000
                                                    ----------    ----------    ----------    ----------
Net interest income after provision for possible
     loan losses ...............................       846,556       855,000     2,622,672     2,298,000
Non-interest income:
     Loan fees .................................        30,689        16,000        86,088        60,000
     Service charges on deposits ...............       118,651       101,000       324,964       257,000
     Other operating income ....................        63,381        12,000       196,483       111,000
                                                    ----------    ----------    ----------    ----------

                Total other income .............       212,721       129,000       607,555       428,000
Other expense:
     Salaries and employee benefits ............       429,354       443,000     1,250,952     1,227,000
     Net occupancy and equipment expense .......       110,060       101,000       313,181       189,000
     Other operating expense ...................       358,525       191,000     1,002,973       799,000
                                                    ----------    ----------    ----------    ----------
                Total other expense ............       897,939       735,000     2,567,106     2,215,000
                                                    ----------    ----------    ----------    ----------

Income before income taxes .....................       161,338       249,000       663,121       511,000
Income tax expense .............................        64,352        77,000       303,828       115,000
                                                    ----------    ----------    ----------    ----------

                 Net income ....................    $   96,986    $  172,000    $  359,293    $  396,000
                                                    ==========    ==========    ==========    ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

                For The Nine Months Ended September 30, 1998 (1)


                                                                 1998
                                                             ------------
Cash Flows from Operating Activities:
   Net income ...........................................    $    359,294
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
      Provision for possible loan losses ................         306,670
      Provision for depreciation and amortization .......          55,013
      Changes in other assets and liabilities:
         Accrued interest receivable ....................         (90,251)
         Accrued interest payable .......................         (46,560)
         Other liabilities ..............................        (499,533)
         Note payable ...................................         395,000
                                                             ------------
   Net cash used in operating activities ................         479,633
                                                             ------------

Cash Flows from Investing Activities:
   Purchase of investment securities available for sale..      (1,249,531)
   Proceeds from security transactions:
        Securities available for sale ...................      (1,307,462)
        Securities held to maturity .....................        (156,502)
   Net increase in loans ................................     (13,869,234)
   Purchase of bank premises and equipment ..............         (45,464)
   Net cash used in investing activities ................     (16,628,193)
                                                             ------------

Cash Flows from Financing Activities:
   Net increase in deposits .............................      15,090,359
   Issuance of common stock .............................       1,186,443
                                                             ------------
   Net cash provided by financing activities ............      16,276,802
                                                             ------------
Net Increase in cash and cash equivalents ...............         128,242
Cash and cash equivalents beginning of period ...........       7,303,892
                                                             ------------
Cash and cash equivalents end of period .................    $  7,432,134
                                                             ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for interest .............    $  3,128,026


----------
(1) Information for September 30, 1997 is not presented due to the fact that pro forma cash flow is not meaningful.



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

              The 1997 statistical disclosures of Cornerstone Bancshares, Inc. under Guide 3 represent historical financial information presented on a pro forma basis as if the merger of The Bank of East Ridge and Cornerstone Community Bank occurred as of January 1, 1996. Guide 3 financial information presented on the pro forma basis provides comparable data that is reasonable and meaningful to the combined banking operations that began on the merger date of October 15, 1997.

SUMMARY
              The net income as of September 30, 1998 was $97,000, a 44% decrease from Cornerstone's net income of $172,000 earned during the same period in 1997. Net income per common share in September 1998 was $.10 compared with $.17 for June 1997.

              The first nine months of 1998 reflect a year to date net income of $359,000, a 9% decrease from Cornerstone's net income of $396,000 earned for the first three quarters of 1997. Year to date net income per common share for September 1998 was $.36, compared with $.39 per share as of September 30, 1997. Pretax income for September 1998 increased $152,000 from September 1997 pretax income of $511,000.

              The decrease in net income from September 1997 to September 1998 is primarily due to a 23% increase in other expense in addition to an effective tax rate of 46% resulting from non-deductible purchase accounting adjustments.

FINANCIAL CONDITION

              Earning Assets. Earning assets for the first three quarters of 1998 increased by $12.8 million, or 15.45% over earning assets for the first three quarters of 1997. This growth was due to an increase in average loans and average investment securities funded by the continued growth of deposit accounts.

              Loan Portfolio. Cornerstone's loans as of September 30, 1998 were $74 million, an increase of 26.8% over $58.1 million in loans reported for the first nine months of 1997. Loan growth for 1998 has been primarily funded through increased deposit growth.

              Investment Portfolio. Cornerstone's investment securities portfolio decreased by 14% or $3 million from September 1997 to September 1998, due to several securities maturing during the time period. Cornerstone maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. Cornerstone maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at book value. As of September 30, 1998, unrealized gains in the "Available for Sale" portfolio amounted to $36,000.

              Deposits. Cornerstone's deposits increased $14.6 million or 17.8% from September 1997 to September 1998. Time and savings deposits accounted for the largest portion of this growth with a time deposit increase of 30% or $14.4 million and an increase in savings deposits of $2.2 million or 23%. This increase was due to Cornerstone's strategy of increasing deposits by offering competitive rates to customers. From September 1997 to September 1998 interest-bearing transaction deposits increased $2.9 million or 18%.

              Capital Resources. Stockholders' equity increased $4.5 million or 74% to $10.6 million as of September 30, 1998, compared with $6.1 million at September 30, 1997. This increase was primarily due to warrants being exercised by shareholders.

BALANCE SHEET MANAGEMENT

              Liquidity Management. Liquidity is the ability of a company to convert assets into cash without significant loss and to raise funds by increasing liabilities. Liquidity management involves having the ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.

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

              The liability portion of the balance sheet provides liquidity through various interest bearing and noninterest bearing deposit accounts. As of September 1998 Cornerstone had approximately $2.0 million of federal funds lines available.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

              Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

              Net interest income as of September 30, 1998 decreased $24,000 or 3% over net interest income as of September 30, 1997. The increase in net interest income is primarily due to an increase in interest-bearing deposits.

              Interest income increased $305,000 or 17% as of September 1998 compared to September 1997. Interest income produced by the loan portfolio increased $327,000 or 23% from September 1997 to September 1998 due to the increase in average loans for the period. Interest income on investment securities decreased $2,000 or 1% from September 1997 to September 1998.

              Total interest expense increased $233,000 or 27% from September 30, 1997 to September 30, 1998. The interest expense increase from the third quarter of 1997 to the third quarter of 1998 is primarily due to the increase in average time and savings deposits.

              The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin at September 30, 1998 was 4.71%. The net cost of funds, defined as interest expense divided by average-earning assets, decreased 12 basis points from 4.35% on September 30, 1997 to 4.23% in 1998. The yield on earning assets increased 15 basis points to 9.11% at September 30, 1998 from 8.96% at September 30, 1997.

              The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the asset and liability mix during 1998, the interest rate spread increased 13 basis points from 3.33% to 3.46% from September 1997 to September 1998.

              Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $950,000 for September 1998 in the allowance for loan losses account was sufficient to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

              Nonperforming Assets. Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated. Cornerstone's policy is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued by not collected may be reversed and charged against current earnings. As of September 30, 1998 Cornerstone had $52,000 in nonperforming assets.

              Noninterest Income. Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in noninterest income. Excluding gains from the sale of loans, total noninterest income increased by $84,000 or 64.9% from September 1997 to September 1998.

              Noninterest Expense. Noninterest Expense for the third quarter of 1998 increased by $163,000 or 22% as compared to the third quarter of 1997. Salaries and employee benefits decreased $13,000 or 3% from the third quarter of 1997 to the third quarter of 1998. Occupancy expense as of September 30, 1998 increased by $10,000 or 10% from September 30, 1997. All other noninterest expenses for the quarter ending September 30, 1998 increased $168,000 or 88% over the noninterest expense for quarter ending September 30, 1997 primarily due to increased amount of items charged off and professional expenses.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

              Net Interest Income. Year to date net interest income for the nine months ended September 1998 increased $265,000 or 11% over net interest income for the nine months ended September 1997. This increase is primarily due to an increase in interest-earning assets.

              Total interest income earned year to date increased $1.1 million or 20% from September 30, 1997 to September 30, 1998. The interest income produced by the loan portfolio for the nine month period increased $1.1 million or 26% due to the increase in average loans. Interest income on investment securities increased $58,000 or 6% from September 1997 to September 1998.

              Year to date total interest expense as of September 30, 1998 increased $731,000 or 30% from the year to date total interest expense of $2.4 million at September 30, 1997. This increase is primarily due to the increase in total interest bearing deposits.

              Noninterest Income and Expense. Year to date total noninterest income as of September 30, 1998 increased $179,500 or 41.9% from year to date noninterest income as of September 30, 1997. This increase is due in part to an increase in fees assessed on nonsufficient funds.

              Year to date noninterest expense as of September 1998 increased by $352,000 or 16% over the year to date noninterest expense as of September 1997. Salaries and employee benefits increased by $24,000 or 2% in 1998 over 1997. Occupancy expense as of September 30, 1998 increased by $124,000 or 66% over the same period primarily due to the additional expense of upgrading computer equipment. All other noninterest expenses at September 30, 1998 increased $204,000 or 25% over the noninterest expense as of September 30, 1997. This increase was primarily due to an increase in advertising costs and professional fees and the inclusion of goodwill amortization beginning in 1998.

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

None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

              27 -- Financial Data Schedule (For SEC Use Only)

(b) There have been no Current Reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES

              In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CORNERSTONE BANCSHARES, INC.
                                    (Registrant)

Date: November 13, 1998
                                    /s/ Timothy L. Hobbs, President
                                    (principal executive officer)


Date: November 13, 1998
                                    /s/ Teresa Patten (principal financial and
                                    accounting officer)