Form 10-K
period 1998-12-31
CORNERSTONE BANCSHARES INC
filed 1999-03-31
CIK 1038773

                                    FORM 10-K

         SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C.  20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998


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

         THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 31, 1999 IS APPROXIMATELY $13,124,293. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. OUTSTANDING AT MARCH 31, 1999, COMMON STOCK, $1.00 PAR VALUE, 1,009,561.

                    Documents Incorporated by Reference: NONE

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

         Cornerstone Bancshares, Inc. ("Cornerstone"), a Tennessee corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was formerly known as East Ridge Bancshares, Inc. Its wholly-owned subsidiary, Cornerstone Community Bank, a Tennessee banking corporation (the "Bank"), resulted from the merger of The Bank of East Ridge and Cornerstone Community Bank effective October 15, 1997. Cornerstone provides a variety of banking and financial services to businesses and individuals. Cornerstone's headquarters and principal banking office is located at 5319 Highway 153, Chattanooga, Tennessee. It has branches located at 4154 Ringgold Road (formerly the main office of The Bank of East Ridge) and 610 Georgia Avenue, Chattanooga, Tennessee. It also leases space in which it operates two branches in Albertson's Supermarkets. Cornerstone conducts its business as a commercial bank, with special emphasis in retail banking, including the acceptance of checking and saving deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. It also offers collections, notary public services, escrow service and other customary bank services to its customers.

         The 1997 statistical disclosures of Cornerstone under Guide 3 represent historical financial information presented on a pro forma basis as if the merger of The Bank of East Ridge and Cornerstone Community Bank occurred as of January 1, 1997. Guide 3 financial information presented on the pro forma basis provides comparable data that is reasonable and meaningful to the combined banking operations that began on the merger date of October 15, 1997.

EMPLOYEES

         As of March 1, 1999, Cornerstone had approximately 52 full-time employees. The employees are not represented by a collective bargaining unit. Cornerstone believes its relationship with its employees to be good.

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

NET INTEREST INCOME

         The following table sets forth weighted yields earned by Cornerstone on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the years ended December 31, 1998 and 1997.

                                                            December 31, 1998                       December 31, 1997
                                                --------------------------------------    ------------------------------------
(Fully taxable equivalent) (Dollars in
thousands)                                                      Interest       Average                   Interest      Average
                                                 Average        Income/        Yields/     Average       Income/       Yields/
                                                 Balance        Expense         Rates      Balance       Expense        Rates
                                                ---------       --------       -------    --------       --------      --------
ASSETS:
Interest-earning assets:
Loans net of unearned income                    $  69,356        $6,738        9.72%      $ 50,120        $5,292       10.56%
Other investments                                  20,269         1,297        6.40%        19,207         1,317        6.86%
Interest-bearing deposits with  banks                  16             1        3.70%           713            39        5.47%
Federal funds sold                                  3,289           175        5.32%         3,447           189        5.48%
                                                ---------        ------                   --------        ------
          Total interest-earning                   92,930         8,211        8.83%        73,487         6,837        9.30%
                                                ---------        ------                   --------        ------
assets/interest income
Cash and due from banks                             6,976                                    2,859
Other assets                                        6,757                                    5,413
 Allowance for loan losses                           (900)                                    (706)
                                                ---------                                 --------
         Total                                  $ 105,763                                 $ 81,053
                                                =========                                 ========
 LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
Demand deposits                                 $  12,287        $  260        2.12%      $ 11,104        $  247        2.22%
 Savings                                           10,195           374        3.67%         9,430           363        3.85%
Time certificates                                  60,234         3,507        5.82%        43,705         2,703        6.18%
Other borrowings                                    1,200            89        7.42%           -0-           -0-
                                                ---------        ------                   --------        ------
         Total interest-bearing                    83,916         4,230        5.04%        64,239         3,313        5.16%
                                                ---------        ------                   --------        ------
liabilities/interest expense
Non interest-bearing demand  deposits              10,490                                    7,896
Other liabilities                                   1,079                                    2,654
Shareholders' equity                               10,278                                    6,264
                                                ---------                                 --------
         Total                                  $ 105,763                                 $ 81,053
                                                =========                                 ========
Net interest earnings                                            $3,981                                   $3,524
                                                                 ======                                   ======
 Net interest on interest-earning  assets                                      4.28%                                    4.80%


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

         The asset/liability committee, which consists of the chief executive officer, chief financial officer, and four other directors are charged with monitoring the liquidity and funds position of Cornerstone. The committee regularly reviews (a) the rate sensitivity position on a three-month, six-month, and one-year time horizon; (b) loans to deposit ratios; and (c) average maturity for certain categories of liabilities.

         Cornerstone operates an external asset/liability management model. No estimates of the impact of changing interest rates on historical or projected earnings are available. The current level of interest rate risk can, however, be inferred from maturity and repricing data. At December 31, 1998, Cornerstone had a negative cumulative repricing gap within one year of approximately $3.2 million, or approximately 3.2% of total assets. This negative repricing gap indicates that Cornerstone's future earnings may be adversely impacted by a rise in market interest rates. Such an impact would primarily be felt in the twelve-month period after a rise in rates.

         The following tables represent an interest sensitivity profile for Cornerstone as of December 31, 1998 and 1997. The tables represent a static point in time and do not consider other variables, such as changing spread relationships or interest rate levels. "Net repricing gap" is the difference between total earning assets and total interest bearing liabilities repricing in any given period and "cumulative gap" is the sum of the net repricing gap from period to period. Interest-bearing demand, savings and money market account deposits are presented as repricing in the earliest period presented.

                                                                        December 31, 1998
                                                                        -----------------

                                            Within      After 3 months   After 12 months
                                           3 months     Within 12months   Within 5 years    After 5 years      Total
                                           --------     ---------------  ----------------   -------------     --------
(Dollars in thousands)
EARNING ASSETS:
Loans                                       $27,629         $ 10,686          $32,814         $ 2,764         $ 73,893
Investment securities                         1,606            4,313            8,681           3,758           18,358
Other earning assets                             11                0                                                11
Federal funds sold                            8,425                0                0               0            8,425
                                            -------         --------          -------         -------         --------
         Total earning assets               $37,671         $ 14,999          $41,495         $ 6,522         $100,687
                                            -------         --------          -------         -------         --------
INTEREST-BEARING LIABILITIES:
 Interest-bearing deposits                  $18,496         $ 36,107          $29,257         $     0         $ 83,860
Other borrowed funds                          1,250                0                0               0            1,250
                                            -------         --------          -------         -------         --------
Total interest-bearing liabilities          $19,746         $ 36,107          $29,257         $     0         $ 85,110
                                            -------         --------          -------         -------         --------
 RATE SENSITIVITY GAP:
Net repricing gap                           $17,925         $(21,108)         $12,238         $ 6,522         $ 15,577
Net repricing gap as a percentage of
total earning assets                          17.80%          (20.96)%          12.15%           6.48%
Cumulative gap                              $17,925         $ (3,183)         $ 9,055         $15,577
Cumulative gap as a percentage of
  total earning assets                        17.80%           (3.16)%           8.99%          15.67%

                                                                           December 31, 1997
                                                                           -----------------

                                             Within        After 3 months   After 12 months
                                            3 months      Within 12 Months   Within 5 years   After 5 years     Total
                                            --------      ----------------  ----------------  -------------    -------
(Dollars in thousands)
EARNING ASSETS:
Loans                                       $ 21,748          $  9,077          $25,525         $5,155         $61,505
Investment securities                          1,424             5,249           10,004          1,579          18,256
Other earning assets                              55                --               --             --              55
Federal funds sold                             1,130                --               --             --           1,130
                                            --------          --------          -------         ------         -------
         Total earning assets               $ 24,357          $ 14,326          $35,529         $6,734         $80,946
                                            ========          ========          =======         ======         =======
INTEREST-BEARING LIABILITIES:
 Interest-bearing deposits                  $ 39,232          $ 21,020          $12,324         $   --         $72,576
                                            --------          --------          -------         ------         -------
 Total interest-bearing liabilities         $ 39,232          $ 21,020          $12,324         $   --         $72,576
                                            ========          ========          =======         ======         =======
RATE SENSITIVITY GAP:
Net repricing gap                           $(14,875)         $ (6,694)         $23,205         $6,734         $ 8,370
Net repricing gap as a percentage of
total earning assets                          (18.38)%           (8.27)%          28.67%          8.32%          10.34%
Cumulative gap                              $(14,875)         $(21,569)         $ 1,636         $8,370
Cumulative gap as a percentage of
total earning assets                          (18.38)%          (26.65)%           2.02%         10.34%


Management has made the following assumptions in the above analysis: (i) Assets and liabilities are generally assigned to a period based upon their earliest repricing period when the repricing is less than the contractual maturity; (ii) Investment securities available for sale are currently treated in the same manner as comparable securities in the investment securities held to maturity portfolio in that they are scheduled according to the earlier of their contractual maturities or earliest repricing dates; and (iii) Interest-bearing demand deposits, money market deposits and savings deposits that have no contractual maturities are scheduled 50% in the within 3 months to 12 months category and 50% in the 12 months to 5 year category.

DEPOSITS

         Cornerstone's primary sources of funds are interest bearing deposits. The following table sets forth Cornerstone's deposit structure at December 31, 1998 and 1997.

         (In thousands)                      December 31, 1998  December 31, 1997
                                             -----------------  -----------------
Non interest-bearing deposits:
Individuals, partnerships and corporations         $13,798        $ 9,184
Certified and official checks                          357             89
                                                   -------        -------
  Total non interest-bearing deposits               14,152          9,273
 Interest-bearing deposits:
Interest-bearing demand accounts                    12,998         13,009
 Savings accounts                                   10,283          9,879
Certificates of deposit, less than $100,000         43,089         35,736
Certificates of deposit, $100,000 or more           17,490         13,952
                                                   -------        -------
  Total interest-bearing deposits                   83,860         72,576
                                                   -------        -------
  Total deposits                                   $98,012        $81,849
                                                   =======        =======


         The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

               (In thousands)         December 31, 1998           December 31, 1997
                                   ------------------------    ------------------------
Non interest-bearing deposits           $10,490                     $ 7,896
Savings deposits                         10,195        3.67%          9,430        3.85%
Time deposits                            60,234        5.82%         43,705        6.18%
Interest-bearing demand deposits         12,287        2.12%         11,104        2.22%
                                        -------                     -------
         Total deposits                 $93,206                     $72,135
                                        =======                     =======

         At December 31, 1998 and 1997, time deposits of $100,000 or more aggregated approximately $17 million and $14 million, respectively. The following table indicates, as of the dates indicated, the dollar amount of $100,000 or more by the time remaining until maturity (in thousands):

                              December 31, 1998                    December 31, 1997
                      --------------------------------      -----------------------------
                      3 Months      3 to 12     1 to 5      3 Months    3 to 12    1 to 5
                      or less       Months      Years       or less     Months     Years
                      --------      -------     ------      --------    -------    ------
Time certificates      $7,753       $5,480      $4,257      $4,251      $7,076     $2,625

ASSETS

         Management of Cornerstone considers many criteria in managing assets, including creditworthiness, diversification and structural characteristics, maturity and interest rate sensitivity. The following table sets forth Cornerstone's interest-earning assets by category at December 31, 1998 and 1997.

         (In thousands)                       December 31, 1998   December 31, 1997
                                              -----------------   -----------------
Interest-bearing deposits with banks               $     11          $    55
Investment securities held to maturity                9,078           10,780
Investment securities available for  sale             9,280            7,476
Federal funds sold                                    8,425            1,130
Loans:
  Real estate                                        52,351           42,716
  Commercial and other                               21,542           18,789
                                                   --------          -------
    Total loans                                      73,893           61,505
    Provision for loan losses                         1,400              915
                                                   --------          -------
  Loans, net                                         72,493           60,590
                                                   --------          -------
 Interest-earning assets                           $100,687          $80,946
                                                   --------          =======

INVESTMENT PORTFOLIO

         At December 31, 1998, obligations of the United States Government or its agencies represented 16.4% of the investment portfolio. The following table presents the composition of the book value (historical amortized cost basis) of Cornerstone's investment portfolio at December 31, 1998 and 1997.


(In thousands)                                                      December 31, 1998   December 31, 1997
                                                                    -----------------   -----------------
AVAILABLE FOR SALE:
 U. S. Treasuries                                                       $   400               $ 1,448
 Obligations of U.S. Government agencies                                  1,180                 1,815
 States and political subdivisions                                           --                    --
 Other securities                                                         7,637                 4,213
                                                                        -------               -------
        Total available for sale                                        $ 9,217               $ 7,476
                                                                        -------               -------
HELD TO MATURITY:
 Obligations of U.S. Government agencies                                $   352               $ 3,173
 States and political subdivisions                                           --                    --
 Other investment securities                                              8,726                 7,607
                                                                        -------               -------
     Total investment securities held to maturity                       $ 9,078               $10,780
                                                                        -------               -------
      Total investment portfolio                                        $18,295               $18,256
                                                                        =======               =======


         The following table presents the maturity distribution of the book value and estimated market value of Cornerstone's investment portfolio at December 1998 and 1997. The weighted average yields on these instruments are presented based on final maturity.

                                                        December  31, 1998                     December 31, 1997
                                                ---------------------------------        -----------------------------------
                                                                         Weighted                                   Weighted
                                                  Book      Estimated     Average        Book        Estimated      Average
                                                  Value    Market Value    Yield         Value     Market Value      Yield
                                                --------   ------------  --------        -----   --------------     ---------
                                                                                                 (In thousands)
AVAILABLE FOR SALE:
U. S. Treasuries:
  Due within 1 year                                400           403        6.28%         1,047         1,047        5.62%

  Due after 1 year but within 5 years               --            --          --            401           404        6.28%

      Total                                        400           403        6.28%         1,448         1,451        5.80%
Obligations of U.S. Government agencies:

  Due within 1 year                              1,180         1,201        6.94%           518           520        6.05%

  Due after 1 year but within 5 years               --            --          --          1,097         1,107        6.84%

  Due after 5 years but within 10 years             --            --          --            200           200        7.50%

  Due after 10 years

        Total                                    1,180         1,201        6.94%         1,815         1,827        6.37%
States and political subdivisions:

  Due after 10 years

Other investment securities:
   Due within 1 year                             3,598         3,616        5.88%           213           222        7.72%
   Due after 1 year but within 5 years           3,255         3,264        6.20%           689           691        6.62%

   Due after 5 years but within 10 years           784           796        6.67%           603           608        6.76%

   Due after 10 years                               --            --          --          2,708         2,746        6.76%

     Total                                       7,637         7,676        6.10%         4,213         4,267        6.79%

     Total available for sale                    9,217         9,280        6.22%         7,476         7,545        6.39%

HELD TO MATURITY:

U. S. Government agencies:

  Due within 1 year                              1,290         1,301        6.09%         1,014         1,013        5.95%

  Due after 1 year but within 5 years              126           126        6.89%         2,159         2,161        5.36%

  Due after 10 years                                --            --          --             --            --          --

       Total                                     1,415         1,427        6.16%         3,173         3,174        5.69%

State and political subdivisions:

   Due after 5 years but within 10 years

   Due after 10 years

        Total

Other:

   Due within 1 year                             1,671         1,687        6.19%         3,881         3,927        6.79%

   Due after 1 year but within 5 years           4,809         4,809        6.23%         3,157         3,159        6.82%

   Due after 5 years but within 10 years         1,183         1,180        6.48%           145           146        6.89%

   Due after 10 years                               --            --          --            424           430        6.55%

       Total                                     7,662         7,676        6.26%         7,607         7,662        6.79%

        Total held to maturity                   9,078         9,103        6.24%        10,780        10,836        6.16%

                Total investments               18,295        18,383        6.23%        18,325        18,452        6.42%

INVESTMENT POLICY

         The objective of Cornerstone's investment policy is to invest funds not otherwise needed to meet the loan demand of Cornerstone's market area and to meet the five following objectives; Gap Management, Liquidity, Pledging, Return, and Local Community Support. In doing so, Cornerstone will use the portfolio to provide structure and liquidity that the Loan Portfolio cannot. The Management Investment Committee will balance the market and credit risks against the potential investment return, make investments compatible with the pledge requirements of Cornerstone's deposits of public funds, maintains compliance with regulatory investment requirements, and assists the various public entities with their financing needs. The Management Investment Committee is authorized to execute security transactions for the investment portfolio based on the decisions of the Board Asset/Liability Committee. All the investment transactions occurring since the previous Board Asset Liability Committee meeting are reviewed by the Board Asset Liability Committee at its next Quarterly meeting, in addition to the entire portfolio. The investment policy allows portfolio holdings to include short-term securities purchased to provide Cornerstone's needed liquidity and longer term securities purchased to generate stable income for Cornerstone during periods of interest rate fluctuations.

LOAN PORTFOLIO

         The following table summarizes certain information concerning Cornerstone's loan portfolio (in thousands):


                                               December 31, 1998             December 31, 1997
                                               -----------------             -----------------
                                           Amount     % of Total Loans    Amount    % of Total Loans
                                           -------    ----------------   -------    ----------------
Real estate loans:
  Construction and land development        $ 5,456          7.38%        $ 8,581         13.95%
  Secured by residential properties         22,638         30.64%         13,152         21.38%
  Other real estate loans                   24,257         32.83%         20,983         34.12%
                                           -------                       -------
    Total real estate loans                 52,351         70.85%         42,716         69.45%
Commercial and industrial loans             13,164         17.81%         12,373         20.12%
Consumer loans                               8,128         11.00%          6,241         10.15%
All other loans                                250           .34%            175          0.28%
                                           -------        -------        -------        -------
    Total loans                            $73,893        100.00%        $61,505        100.00%
                                           -------        ------         =======        ======

         The following tables set forth maturities of the loan portfolio and the sensitivity to interest rate changes of Cornerstone's loan portfolio (in thousands).


                               December 31, 1998
                               Maturity Range
                               -----------------

                                      One Year   One Through     Over
                                      or Less     Five Years   Five Years      Total
                                      --------   -----------   ----------      ------
Real estate construction loans         5,456            --           --         5,456
Real estate mortgage loans            22,305        23,085        1,505        46,895
Commercial and industrial              8,320         4,244          600        13,164
loans
All other loans                        2,974          4994          410         8,378
                                      ------        ------        -----        ------
  Total loans                         39,055        32,323        2,515        73,893



                               December 31, 1997
                               Maturity Range
                               -----------------
                                      One Year     One Through       Over
                                      or Less       Five Years     Five Years      Total
                                      --------     -----------     ----------     --------
Real estate construction loans        $11,453        $17,395        $  716        $29,564
Real estate mortgage loans              6,237          4,139         2,776         13,152
Commercial and industrial               7,548          3,594         1,231         12,373
loans
All other loans                         5,587            397           432          6,416
                                      -------        -------        ------        -------
  Total loans                         $30,825        $25,525        $5,155        $61,505
                                      =======        =======        ======        =======

LOAN POLICY

         All lending activities of Cornerstone are under the direct supervision and control of the Directors Loan Committee, which consists of the chairman, the chief executive officer, the executive vice president of lending and four outside directors. The loan committee enforces loan authorizations for each officer, decides on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division. Cornerstone's established maximum loan volume to deposits is 85%. The loan portfolio consists primarily of real estate, commercial and installment loans. Commercial loans consist of either real estate loans or term loans. Maturity of term loans is normally limited to five to seven years. Conventional real estate loans may be made up to 90% of the appraised value or purchase cost of the real estate for no more than a thirty-year term. Installment loans are based on the earning capacity and vocational stability of the borrower.

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

         The reserve for loan losses is increased by provisions charged to operating expense. The reserve is reduced by charging off loans or portions of loans at the time they are deemed by management to be uncollectible and increased when loans previously charged off are recovered. The resulting reserve for loan losses is viewed by management as a single, unallocated reserve available for all loans and, in management's opinion, is adequate to provide for reasonably foreseeable potential loan losses. Rules and formulas relative to the adequacy of the reserve, although useful as guidelines to management, are not rigidly applied. The reserve for loan losses was $ 1,400 at year end, or 1.89% of loans outstanding. The following table presents data related to Cornerstone's reserve for loan losses for the years ended December 31, 1998 and 1997.


          (In thousands)             December 31,1998     December 31, 1997
                                     ----------------     -----------------
Beginning balance                       $   915                $ 497
Provision for loan losses                   715                  434
Net charge-offs                            (230)                 (16)
                                        -------                -----
  Ending balance                        $ 1,400                $ 915
                                        =======                =====


         The following table sets forth information regarding loans which are past due 90 days or more and certain other information as of the dates indicated:


                     (In thousands)                              December 31, 1998      December 31, 1997
                                                                 -----------------      -----------------
Nonaccrual loans                                                         609                    --
Restructured loans                                                                              --
Loans past due 90 days or more to principal or interest
payments                                                                 114                   144
Nonperforming loans as a percentage of net loans before
allowance for loan losses                                                1.0%                 0.02%
Allowance for loan losses as a percentage of
nonperforming loans                                                   193.64%               635.42%


ITEM 2.  PROPERTIES

         Cornerstone has its principal offices in its main office building at 5319 Highway 153, Chattanooga, Tennessee, which is owned and occupied by Cornerstone Community Bank. Cornerstone operates branches at 4154 Ringgold Road, and 610 Georgia Avenue, Chattanooga, Tennessee. It also leases the space in which it operates two branches in Albertson's Supermarkets. These two branches each are comprised of approximately 450 square feet in each supermarket and are leased pursuant to lease agreements entered into in August and November 1992 for initial five year terms. Each lease provides two five year extensions. The leases have been renewed for the first renewal period. The Georgia Avenue branch contains 1800 square feet and is leased pursuant to a lease agreement, which provides for an initial term of three years with two three-year renewal options.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Cornerstone Common Stock is not listed, traded or quoted on any securities exchange or in the over-the-counter market, and no dealer makes a market in the Common Stock, although isolated transactions between individuals occur from time to time. To Cornerstone management's knowledge, the most recent transaction with respect to Cornerstone Common Stock without warrants was $13.00 per share.

         There were approximately 495 holders of record of the Common Stock as of March 1, 1999.

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

         The 1997 statistical disclosures of Cornerstone under Guide 3 represent historical financial information presented on a pro forma basis as if the merger of The Bank of East Ridge and Cornerstone Community Bank occurred as of January 1, 1997. Guide 3 financial information presented on the pro forma basis provides comparable data that is reasonable and meaningful to the combined banking operations that began on the merger date of October 15, 1997.

SUMMARY

         Net income for 1998 was $248,332, a 10.81% increase from Cornerstone's net income of $224,100 in 1997. Net income per common share for 1998 was 28.6% lower than in 1997. Pretax income for 1998 increased $31,854 from 1997 pretax income of $368,434.

         The decrease in net income per share from 1997 to 1998 is primarily due to a 162% increase in the loan loss provision and high interest expense paid on core deposits and jumbo (over $100m) certificates of deposit.

FINANCIAL CONDITION


         Earning Assets. Average earning assets in 1998 increased $19.4 million or 26.4% over 1997 primarily due to an increase in average loans outstanding. The loan growth was primarily funded by a significant increase in time deposits.

         Loan Portfolio. Cornerstone's average loans for 1998 were $69 million, an increase of 38% over $50 million in average loans for 1997. Loan growth for 1998 was primarily funded through increased deposit growth. Real estate loans increased by $10 million or 24% and commercial loans increased by $1 million or 8% over 1997. The increase in ending balances from 1997 to 1998 was consistent with the increase in average balances.

         Investment Portfolio. Cornerstone's investment securities portfolio increased by 5% or $1.0 million from 1997 to 1998. Cornerstone maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. Cornerstone maintains two classifications of investment securities. "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at book value. At year end 1998, unrealized gains in the "Available for Sale" portfolio amounted to $63,050.

         Deposits. Cornerstone's average deposits increased $22.3 million or 31% from 1997 to 1998. From yearend 1997 to yearend 1998, total deposits increased $16.2 million or 20%. The largest portion of growth during 1998 was an $11.2 million, or 23% increase in time deposits. This is due to Cornerstone's strategy of increasing time deposits by offering competitive rates to customers.

         Capital Resources. Stockholders' equity increased $1.8 million or 22% to $10.0 million as of December 31, 1998, compared with $8.2 million at the end of 1997. This increase was primarily due to warrants being exercised by shareholders.

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

         The liability portion of the balance sheet provides liquidity through various interest-bearing and noninterest-bearing deposit accounts. At year end December 31, 1998, Cornerstone had approximately $5 million of federal funds lines available.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

         Net interest income for 1998 increased $1,397,000 or 75% over 1997. The increase in the net interest income from 1997 to 1998 is primarily due to the increase in interest-earning assets.

         Interest income increased $3,957,000 or 92% in 1998 from 1997. Interest income produced by the loan portfolio increased $3,371,000 or 99% in 1998 from 1997. Interest income on investment securities increased $587,000 or 66% from 1997 to 1998. The increase in investment income is due to an increase in the average investment securities portfolio during 1998.

         Total interest expense increased $2,119,000 or 98% in 1998 from 1997. The interest expense increase from 1997 to 1998 is primarily due to the increase in average time deposits.

         The trend in net income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average-earning assets. This ratio represents the difference between the average yield on average-earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin decreased 52 basis points in 1998 to 4.28%. The net cost of funds, defined as interest expense divided by average-earning assets, decreased 9 basis points from 4.09% in 1997 to 4.00% in 1998. The yield on earning assets decreased 47 basis points to 8.83% in 1998 from 9.30% in 1997.

          Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1,400,000 for December 1998 in the allowance for possible loan losses account was sufficient to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

         Nonperforming Assets. Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated. Cornerstone's policy is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected may be reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual is accounted for on a cash basis. As of December 31, 1998, Cornerstone had $723,000 of nonperforming assets.

         Noninterest Income. Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income increased by $464,000 or 208% from 1997 to 1998. Fee income from service charges on deposit accounts increased $270,000 or 137% in 1998 accounting for a larger portion of the total noninterest income increase for the year.

         Noninterest Expense. Noninterest expense for 1998 increased by $1,829,000 or 106% from 1997. Salaries and employee benefits increased by $741,000 or 80% from 1997 for a total of $1,670,000. This increase was due to the East Ridge Bank Acquisition in 1997. Occupancy expense increased by $116,000 or 106% in 1998 which is attributed to the additional expense adding the East Ridge Branch located on Ringgold Road 1997. All other noninterest expense increased $971,000 or 142% in 1998, primarily the result of Cornerstone's legal expenses and other professional expense relating to the loan portfolio in 1998.

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

         The following table sets forth liquidity ratios for the periods indicated:


                                         December 31, 1998  December 31, 1997
                                         -----------------  -----------------
Average loans to average deposits              74.41%             69.48%

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

                       (In thousands)                                December 31, 1998      December 31, 1997
                                                                     -----------------      -----------------
CAPITAL:
Tier I capital:
         Stockholders' equity                                               10,024                 8,215
         Less disallowed intangibles                                         2,878                 2,906
                                                                           -------                ------
                  Total Tier I capital                                       7,151                 5,309
Tier II capital:
         Qualifying debt                                                        --                    --
          Qualifying allowance for loan losses                               1,381                   915
                  Total Tier II capital                                      8,532                 6,224
                  Total capital                                              8,532                 6,224
 Risk-adjusted assets                                                       79,598                69,832
Quarterly average assets                                                   105,286                82,957
RATIOS:
Tier I capital to risk-adjusted assets                                        8.98%                 7.60%
 Tier II capital to risk-adjusted assets                                     10.72%                 8.91%
Leverage -- Tier I capital to quarterly  average assets less
disallowed intangibles                                                        6.98%                 6.63%


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


                                            Total Risk-Based          Tier I Risk-Based              Leverage
                                             Capital Ratio              Capital Ratio                 Ratio
                                             -------------              -------------                 -----
Well-capitalized                             10% or above               6% or above                5% or above
Adequately capitalized                       8% or above                4% or above                4% or above
Undercapitalized                             Less than 8%               Less than 4%               Less than 4%
Significantly undercapitalized               Less than 6%               Less than 3%               Less than 3%
Critically undercapitalized                            --                         --               2% or less

         On December 31, 1998, Cornerstone exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

YEAR 2000 COMPLIANCE

         The Year 2000 poses serious challenges to the banking industry. Many experts believe that even the most prepared organizations may encounter some implementation problems. The federal banking agencies are concerned that financial institutions avoid major disruptions to service and operations. All banks are required to have an action plan to address Year 2000 issues which must include an indication of management awareness of the problems and the commitment to solutions; identification of external risks; and operational issues that are relevant to a bank's Year 2000 planning.

         The Federal Financial Institutions Examination Council ("FFIEC") has issued guidelines and target time frames to accomplish critical actions concerning Year 2000 compliance:

         * By September 30, 1997, all banks should have identified affected applications and databases. Mission critical applications should be identified and an action plan set for Year 2000 work.

         * By December 31, 1997, code enhancements and revisions, hardware upgrades, and other associated changes should be largely completed by all banks. In addition, for mission critical applications, programming changes should be largely completed and testing should be well underway.

         * Between January 1, 1999 and December 31, 1999, banks should be testing and implementing their Year 2000 conversion programs.

         External factors which may adversely affect Cornerstone include reliance on vendors, such as third-party data processing services and software and hardware vendors; electronic data-sensitive exchange among other financial institutions which may not be Year 2000 compliant; corporate customers of Cornerstone and other debtors.

         Cornerstone has been assessing its state of readiness by evaluating its information technology ("IT") and non-IT systems. IT systems commonly include data processing, accounting and telephone systems. With respect to its IT systems, Cornerstone estimates that its Year 2000 identification, assessment and remediation efforts are substantially complete. During 1999, further testing will be carried out in order to ensure that all systems are working properly. Cornerstone has assessed its Year 2000 status in regard to non-IT systems and has determined that no material risk exists.

         Cornerstone has communicated with its significant vendors in order to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from such entities are Year 2000 compliant. Cornerstone has received either verbal or written assurance from these vendors that they expect to address all their significant Year 2000 issues on a timely basis. With respect to significant borrowers and depositors, Cornerstone does not anticipate any material Year 2000 issues.

         Cornerstone believes the cost of its Year 2000 identification, assessment, remediation and testing efforts will not exceed $100,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:                                                        Page
                                                                                                   ----
CORNERSTONE BANCSHARES, INC.

         Report of Independent Certified Public Accountants on the Financial Statements             1
         Consolidated balance sheet                                                                 2
         Consolidated statement of income                                                           3
         Consolidated statements of changes in stockholders' equity                                 4
         Consolidated statement of cash flows                                                       5
         Notes to consolidated financial statements                                                 6
         Report of Independent Certified Public Accountants on
           Accompanying Information                                                                25
         Consolidating balance sheet                                                               26
         Consolidating statement of income                                                         27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Following is certain information regarding the directors and executive officers of the Company.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table provides certain information regarding directors as of March 25, 1999.

                                                                                          PRINCIPAL OCCUPATIONS
    NAME                                   AGE                POSITIONS                   FOR PREVIOUS 5 YEARS
--------------                             ---                ---------                   --------------------
Ramesh V. Amin                              52          Director                     President, American Plastics,
                                                                                     Inc.

Randy Brooks                                46          Director                     President, R. K. Haskew &
                                                                                     Company, Inc.

B. Kenneth Driver                           63          Director                     President and Chief  Operating
                                                                                     Officer, Fillauer, Inc.

Karl Fillauer                               51          Director                     Chairman, Fillauer, Inc.

Gregory B. Jones                            46          Chief Executive Officer,     Banker
                                                        President, Director

Carolyn C. Johnson                          55          Executive Vice President,    Banker
                                                        Director

James H. Large                              55          Director                     President, Key James Brick &
                                                                                     Supply Company, Inc.
Lawrence D. Levine.                         69          Director                     President, Financial
                                                                                     Management Corp.
Russell W. Lloyd                            58          Director                     President, MPL Construction
                                                                                     Co., Inc.
Earl A. Marler, Jr.                         62          Chairman of the Board,       Banker
                                                        Director

Doyce G. Payne, M.D.                        48          Director                     Physician

Turner Smith                                58          Director                     Director, Southeast Energy
                                                                                     Services, Inc.
Billy O. Wiggins                            56          Director                     President, Checks, Inc.

Marsha Yessick                              51          Director                     Owner, Yessick's Design Center

         No director of Cornerstone is related to any other director, except Messrs. Brooks and Fillauer who are brothers-in-law. No director of Cornerstone is a director or executive officer of another bank holding company, bank, savings and loan association, or credit union. The following is a brief description of the business experience of the executive officers of Cornerstone:

         EARL A. MARLER, JR., Chairman of the Board, was employed by J.C. Bradford & Company as an investment broker from 1992 until 1995. From 1978 to 1992, Mr. Marler was executive vice president of Inter Federal Savings Bank, Chattanooga, Tennessee. His duties consisted primarily of administrative responsibilities with emphasis on strategic planning and marketing. From 1954 to 1978, Mr. Marler was employed by First Tennessee Bank National Association, Chattanooga, Tennessee, where he became senior vice president primarily responsible for the retail operations. He received both a B.S. in Business Administration and a Masters of Business Administration from the University of Tennessee, Chattanooga in 1958 and 1963, respectively. He completed the Stonier Graduate School of Banking, Rutgers, New Jersey and received Graduate Certificates in investments and commercial banking from the American Institute of Banking.

         GREGORY B. JONES, Chief Executive Officer and President, was employed at Pioneer Bancshares as the Chief Financial Officer from 1994 - 1998. From 1978 to 1994 Mr. Jones served as the Comptroller of the Pioneer Bank. His duties consisted of primarily administrative responsibilities for the holding company and the 3 subsidiary banks and direct managerial responsibilities for 2 affiliate companies he created; Pioneer Securities and Center Finance. Prior to Pioneer Mr. Jones worked at Compass Bank in Huntsville in an Accounting Officer role. He received his B.S. in Business Administration from the University of Alabama and his MBA from The University of Tennessee at Chattanooga. He is a graduate of numerous Banking schools and serves as an instructor for the Tennessee Bankers Association.

         FRANK HUGHES, CHIEF FINANCIAL OFFICER, was employed at Pioneer Bancshares as the Chief Investment Officer from 1994-1998. His duties were primarily administrative and concentrated in Asset Liability Management, Portfolio Management, Budgeting and Cash Management. From 1983 to 1991 Mr. Hughes worked at SunTrust Bank as an Investment Officer. From 1980 to 1983 he served as a Platoon Commander in the United States Marine Corps. He received his BBA from the University of Kentucky and MBA from Vanderbilt University. He holds a Certified Financial Analyst (CFA) designation. Currently serves as a Commander of an Artillery Battalion in the United States Marine Corps Reserve.

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

 THE CORNERSTONE BOARD AND ITS COMMITTEES

         Directors are elected annually and each director holds office until his successor is elected and qualified. Committees of the Board and their members include Nominating Committee (Messrs. Fillauer, Jones, Levine, Marler and Payne), Directors' Loan Committee (Messrs. Amin, Brooks, Jones, Large, Marler, Lloyd) Asset/Liability Committee (Messrs. Driver, Fillauer, Jones, Marler, Payne and Wiggins) and Audit Committee (Messrs. Levine, Lloyd, Payne, Smith, and Ms. Yessick).

         No director of Cornerstone is a director or executive officer of another bank holding company, bank, savings and loan association, or credit union.

         During the last fiscal year, the Board of Directors of Cornerstone held four meetings. The Directors of Cornerstone also serve as directors of the Bank. The Board of Directors of the Bank held twelve (12) meetings in 1998.

 ITEM 11. EXECUTIVE COMPENSATION.

 EXECUTIVE COMPENSATION

         No executive officer of Cornerstone received cash compensation in excess of $100,000 for the years ending December 31, 1998 and 1997. The Summary Compensation Table provides information for the years indicated about the Chief Executive Officer ("CEO")

                           Summary Compensation Table

                                                                                    Annual
                                                                                    Compensation
                                                                                    ------------
                         (a)                                      (b)                   (c)              (d)
             Name and Principal Position                          Year              Salary ($)        Bonus ($)
             ---------------------------                          ----              ----------        ---------
Earl A. Marler, Jr., CEO                                          1998                $74,000           $    0
                                                                  1997                $67,500           $3,375
                                                                  1996                $65,000(1)        $    0

 (1) Annualized.

COMPENSATION OF DIRECTORS

         All Directors of the Company receive $450 for attendance at each regular Board Meeting and non-employee Directors receive $75 for each committee meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF CORNERSTONE COMMON STOCK

         As of March 25, 1999, Cornerstone's records indicated the following number of shares were beneficially owned by, (i) each person who is a director or a named executive officer of Cornerstone and (ii) all directors and executive officers as a group.

                                                                 Amount and Nature
                            Name of                           of Beneficial Ownership        Percent
                        Beneficial Owner                       (Number of Shares)(2)        of Class(1)
                        ----------------                      -----------------------       -----------
(i)       Ramesh V. Amin                                               33,187                  4.52%
          Randy Brooks                                                 19,656                  3.00%
          B. Kenneth Driver                                            15,186                  2.85%
          Karl Fillauer                                                23,187                  2.83%
          Carolyn C. Johnson                                           23,237                  3.40%
          Gregory B. Jones                                              5,000                  0.50%
          James H. Large                                               27,430                  3.41%
          Lawrence D. Levine                                            8,000                  1.98%
          Russell W. Lloyd                                             23,187                  2.84%
          Earl A. Marler, Jr.                                          32,065                  4.54%
          Doyce G. Payne, M.D.                                         32,939                  3.45%
          Turner Smith                                                 10,000                  2.26%
          Billy O. Wiggins                                             38,041                  3.52%
          Marsha Yessick                                                8,000                  1.48%
(ii)      Directors and executive officers as a group
          (14 persons)                                                299,115                 29.63%


(1)      Based on 1,009,561 shares outstanding as of March 25, 1999.

(2) Excludes shares subject to options exercisable within 60 days after the Record Date held by the following persons: Amin (10,000); Brooks (10,000); Driver (10,000); Fillauer (10,000); Johnson (10,000); Large
         (10,000); Levine (10,000); Lloyd (10,000); Marler (10,000); Payne
         (10,000); Smith (10,000); Wiggins (10,000); and Yessick (10,000); and
         Directors and executive officers as a group (130,000). Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

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

* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-4, Registration No. 333-26699.

(2) Financial Statements

See Item 8 above.

(3) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

[LOGO]HAZLETT, LEWIS
      & BIETER, PLLC
CERTIFIED PUBLIC ACCOUNTANTS
AND BUSINESS ADVISORS









               Report of Independent Certified Public Accountants

                          on the Financial Statements




To the Stockholders and
 Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

         We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Hazlett, Lewis & Bieter, PLLC


Chattanooga, Tennessee
January 15, 1999

Tivoli Center, Suite 300 - 701 Broad Street - Chattanooga, Tennessee 37402-1894
                           - Telephone (423) 756-6133
   FAX (423) 756-2727 - E-mail: hlb(@)hlbcpa.com - Web.http://www.hlbcpa.com

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


                                                                          1998               1997
                                                                     -------------       ------------
        ASSETS

Cash and due from banks                                              $   4,268,967       $  6,173,892
Federal funds sold                                                       8,425,000          1,130,000
Securities available for sale                                            9,280,116          7,544,579
Securities held to maturity                                              9,077,465         10,779,662
Loans receivable, net of allowance for loan losses                      72,492,549         60,411,312
Bank premises and equipment                                              1,967,329          1,944,219
Accrued interest receivable                                                638,441            584,446
Excess cost over fair value of net assets acquired                       2,834,124          2,862,580
Other assets                                                             1,522,143          1,093,520
                                                                     -------------       ------------

        Total assets                                                 $ 110,506,134       $ 92,524,210
                                                                     =============       ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Noninterest-bearing demand deposits                              $  14,151,526       $  9,416,616
    Interest-bearing demand deposits                                    12,998,223         12,865,529
    Savings deposits and money market accounts                          10,283,103          9,879,431
    Time deposits of $100,000 or more                                   17,489,618         13,951,562
    Time deposits under $100,000                                        43,089,138         35,736,667
                                                                     -------------       ------------

        Total deposits                                                  98,011,608         81,849,805

Accrued interest payable                                                   270,634            325,551
Other liabilities                                                          470,861            421,972
Notes payable                                                            1,250,000            855,000
                                                                     -------------       ------------

        Total liabilities                                              100,003,103         83,452,328
                                                                     -------------       ------------

Redeemable common stock                                                    478,744            856,797
                                                                     -------------       ------------

Stockholders' equity:
    Preferred stock - no par value; 2,000,000 shares
      authorized; no shares issued                                              --                 --
    Common stock - $1.00 par value; 2,000,000 shares
      authorized; 1,009,461 and 874,954 shares issued                    1,009,461            874,954
      and outstanding in 1998 and 1997, respectively
    Additional paid-in capital                                           9,017,430          7,587,441
    Retained earnings (deficit)                                            (41,695)          (290,027)
    Accumulated other comprehensive income                                  39,091             42,717
                                                                     -------------       ------------

        Total stockholders' equity                                      10,024,287          8,215,085
                                                                     -------------       ------------

        Total liabilities and stockholders' equity                   $ 110,506,134       $ 92,524,210
                                                                     =============       ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended December 31, 1998 and 1997




                                                                                                 1998             1997
                                                                                              -----------      -----------

INTEREST INCOME
    Loans                                                                                     $ 6,739,054      $ 3,408,638
    Securities:
      U.S. Treasury                                                                               218,590           24,247
      U.S. Government agencies                                                                    474,718          232,746
      Other                                                                                       603,305          493,831
    Income on federal funds sold and deposits in bank                                             176,299          135,476
                                                                                              -----------      -----------

        Total interest income                                                                   8,211,966        4,294,938
                                                                                              -----------      -----------

INTEREST EXPENSE
    Interest on time deposits of $100,000 or more                                                 988,663          589,085
    Interest on other deposits                                                                  3,152,473        1,552,016
    Interest on federal funds purchased                                                             8,518              318
    Other                                                                                          81,736           12,038
                                                                                              -----------      -----------

        Total interest expense                                                                  4,231,390        2,153,457
                                                                                              -----------      -----------

        Net interest income before provision for loan losses                                    3,980,576        2,141,481

Provision for loan losses                                                                         715,343          273,277
                                                                                              -----------      -----------

        Net interest income after provision for loan losses                                     3,265,233        1,868,204
                                                                                              -----------      -----------

NONINTEREST INCOME
    Service charges                                                                               467,718          197,414
    Other noninterest income                                                                      108,304           24,957
    Net gains from sale of loans                                                                  110,218               --
                                                                                              -----------      -----------

        Total noninterest income                                                                  686,240          222,371
                                                                                              -----------      -----------

NONINTEREST EXPENSES
    Salaries and employee benefits                                                              1,669,883          928,270
    Net occupancy and equipment expense                                                           224,717          108,614
    Other operating expenses                                                                    1,656,585          685,257
                                                                                              -----------      -----------

        Total noninterest expenses                                                              3,551,185        1,722,141
                                                                                              -----------      -----------

        Income before income tax expense                                                          400,288          368,434

Income tax expense                                                                                151,956          144,334
                                                                                              -----------      -----------

        Net income                                                                            $   248,332      $   224,100
                                                                                              ===========      ===========

EARNINGS PER SHARE:
    Primary                                                                                   $       .25      $       .35
                                                                                              ===========      ===========
    Fully diluted                                                                             $       .24      $       .33
                                                                                              ===========      ===========

The Notes to Consolidated Financial Statements are an integral part of these statements

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1998 and 1997



                                                                                         Total
                                                                    Comprehensive    Stockholders'        Common
                                                                       Income           Equity             Stock
                                                                    -------------    ------------       -----------

BALANCE, December 31, 1996                                                           $  3,047,276       $ 1,100,200

   Bank combination                                                                     4,232,940          (356,934)

   Issuance of common stock                                                             1,580,260           131,688

   Redeemable common stock                                                               (856,797)               --

   Comprehensive income:
     Net income                                                       $ 224,100           224,100                --

     Other comprehensive income, net of tax:
       Unrealized holding gains (losses) on securities available
         for sale, net of reclassification adjustment                   (12,694)          (12,694)               --
                                                                      ---------      ------------       -----------

     Total comprehensive income                                       $ 211,406
                                                                      =========

BALANCE, December 31, 1997                                                              8,215,085           874,954

   Redemption of common stock                                                            (350,107)          (27,897)

   Issuance of common stock                                                             1,964,187           162,404

   Redeemable common stock                                                                (49,584)               --

   Comprehensive income:
     Net income                                                       $ 248,332           248,332                --

     Other comprehensive income, net of tax:
       Unrealized holding gains (losses) on securities available
         for sale, net of reclassification adjustment                    (3,626)           (3,626)               --
                                                                      ---------      ------------       -----------

     Total comprehensive income                                       $ 244,706
                                                                      =========

BALANCE, December 31, 1998                                                           $ 10,024,287       $ 1,009,461
                                                                                     ============       ===========



                                                                                                       Accumulated
                                                                    Additional        Retained            Other
                                                                     Paid-in          Earnings        Comprehensive
                                                                     Capital          (Deficit)           Income
                                                                   -----------       -----------      -------------

BALANCE, December 31, 1996                                         $    34,500       $ 1,903,145       $   9,431

   Bank combination                                                  6,961,166        (2,417,272)         45,980

   Issuance of common stock                                          1,448,572                --              --

   Redeemable common stock                                            (856,797)               --              --

   Comprehensive income:
     Net income                                                             --           224,100              --

     Other comprehensive income, net of tax:
       Unrealized holding gains (losses) on securities available
         for sale, net of reclassification adjustment                       --                --         (12,694)
                                                                   -----------       -----------       ---------

     Total comprehensive income


BALANCE, December 31, 1997                                           7,587,441          (290,027)         42,717

   Redemption of common stock                                         (322,210)               --              --

   Issuance of common stock                                          1,801,783                --              --

   Redeemable common stock                                             (49,584)               --              --

   Comprehensive income:
     Net income                                                             --           248,332              --

     Other comprehensive income, net of tax:
       Unrealized holding gains (losses) on securities available
         for sale, net of reclassification adjustment                       --                --          (3,626)
                                                                   -----------       -----------       ---------

     Total comprehensive income


BALANCE, December 31, 1998                                       $ 9,017,430       $   (41,695)      $  39,091
                                                                 ===========       ===========       =========



The Notes to Consolidated Financial Statements are an integral part of these statements.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1998 and 1997



                                                                             1998               1997
                                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $    248,332       $    224,100
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                          421,406            108,251
       Provision for loan losses                                              715,343            273,277
       Gains on sales of loans                                               (110,218)                --
       Deferred income taxes                                                 (248,610)           (38,314)
       Proceeds from sales of loans held for sale                           6,969,087                 --
       Originations of loans held for sale                                 (6,858,869)                --
       Changes in other operating assets and liabilities:
         Accrued interest receivable                                          (53,995)          (162,195)
         Accrued interest payable                                             (54,917)           125,432
         Other assets and liabilities                                        (144,068)          (371,283)
                                                                         ------------       ------------

           Net cash provided by operating activities                          883,491            159,268
                                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from security transactions:
     Securities available for sale                                          6,318,245          2,667,213
     Securities held to maturity                                            8,736,045          4,175,386
   Purchase of securities available for sale                               (8,139,733)        (6,347,646)
   Purchase of securities held to maturity                                 (7,101,585)                --
   Net increase in loans                                                  (12,796,580)       (20,136,327)
   Purchase of bank premises and equipment                                   (223,054)          (332,638)
   Payments related to bank combination                                      (457,637)        (4,714,631)
   Cash and cash equivalents acquired in bank combination                          --          5,050,906
                                                                         ------------       ------------

           Net cash used in investing activities                          (13,664,299)       (19,637,737)
                                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                16,161,803         19,889,783
   Proceeds from borrowings on debt                                           395,000            500,000
   Redemption of common stock                                                (350,107)                --
   Issuance of common stock                                                 1,964,187          1,580,260
                                                                         ------------       ------------

           Net cash provided by financing activities                       18,170,883         21,970,043
                                                                         ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   5,390,075          2,491,574
CASH AND CASH EQUIVALENTS, beginning of year                                7,303,892          4,812,318
                                                                         ------------       ------------

CASH AND CASH EQUIVALENTS, end of year                                   $ 12,693,967       $  7,303,892
                                                                         ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
     Cash paid during the period for interest                            $  4,215,080       $  2,028,025
     Cash paid during the period for taxes                                    425,171            199,859
                                                                         ============       ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 1.  Summary of Significant Accounting Policies

         The accounting and reporting policies of Cornerstone Bancshares, Inc. and subsidiary (Company) conform with generally accepted accounting principles and practices within the banking industry. The policies that materially affect financial position and results of operations are summarized as follows:

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

         Excess cost over fair value of net assets acquired:

         The excess cost over fair value of net assets acquired represents the excess of the cost of the investment over the underlying net assets of the subsidiary bank at the date of acquisition. Certain amounts have been allocated to specific tangible assets in the accompanying financial statements. The excess cost over fair value of net assets acquired is being amortized over 25 years using the straight-line method.

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

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



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

         Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Securities held to maturity:

         Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

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

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



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

         Reclassifications:

         Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.


Note 2.  Securities

         Securities have been classified in the balance sheet according to management's intent as either securities held to maturity or securities available for sale.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 2.  Securities (continued)

         The amortized cost and approximate market value of securities at December 31, 1998 and 1997, is as follows:

                                                                               1998
                                                    ----------------------------------------------------------
                                                                      Gross          Gross
                                                    Amortized      Unrealized      Unrealized         Market
                                                      Cost            Gains           Losses           Value
                                                    ----------     ----------     -----------       ----------

         Securities available for sale:
             U.S. Government
               securities                           $  400,000      $ 2,644       $        --       $  402,644

             Securities of U.S.
               Government agencies
               and corporations                      2,550,000        8,032                --        2,558,032

             Mortgage-backed
                securities                           6,267,066       61,376            (9,002)       6,319,440
                                                    ----------      -------       -----------       ----------

                                                    $9,217,066      $72,052       $    (9,002)      $9,280,116
                                                    ==========      =======       ===========       ==========

         Securities held to maturity:
             U.S. Government
               securities                           $  352,082      $ 3,613       $        --       $  355,695

             Mortgage-backed
               securities                            8,725,383       47,002           (25,394)       8,746,991
                                                    ----------      -------       -----------       ----------

                                                    $9,077,465      $50,615       $   (25,394)      $9,102,686
                                                    ==========      =======       ===========       ==========




                                                                               1997
                                                    ----------------------------------------------------------
                                                                      Gross          Gross
                                                    Amortized      Unrealized      Unrealized         Market
                                                      Cost            Gains           Losses           Value
                                                    ----------     ----------     -----------       ----------

         Securities available for sale:
             U.S. Government
               securities                           $1,447,896      $ 3,745        $ (250)          $1,451,391

             Securities of U.S.
               Government agencies
               and corporations                      1,815,419       11,840           (31)           1,827,228

             Mortgage-backed
                securities                           4,212,366       53,924          (330)           4,265,960
                                                    ----------      -------         -----           ----------

                                                    $7,475,681      $69,509         $(611)          $7,544,579
                                                    ==========      ========        =====           ==========

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 2.  Securities (continued)

                                                                               1997
                                                    ------------------------------------------------------------
                                                                      Gross           Gross
                                                     Amortized      Unrealized      Unrealized          Market
                                                       Cost            Gains          Losses             Value
                                                    -----------     ----------     -----------       -----------
         Securities held to maturity:
               U.S. Government
                 securities                         $ 3,173,685       $ 4,337       $ (3,719)        $ 3,174,303

               Mortgage-backed
                 securities                           7,605,977        64,843         (9,511)          7,661,309
                                                    -----------       -------      ---------         -----------

                                                    $10,779,662       $69,180       $(13,230)        $10,835,612
                                                    ===========       =======       ========         ===========

         The amortized cost and estimated market value of securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                      Securities Available for Sale     Securities Held to Maturity
                                      --------------------------        --------------------------
                                       Amortized         Fair            Amortized         Fair
                                        Cost             Value             Cost            Value
                                      ----------      ----------        ----------      ----------
         Due in one year or less      $  474,732      $  479,123        $   76,307      $   76,201
         Due from one year to
           five years                  2,883,700       2,896,431         2,346,492       2,377,466
         Due from five years to
           ten years                     733,346         741,469           682,834         688,886
         Due after ten years           5,125,288       5,163,093         5,971,832       5,960,133
                                      ----------      ----------        ----------      ----------

                                      $9,217,066      $9,280,116        $9,077,465      $9,102,686
                                      ==========      ==========        ==========      ==========


         Proceeds from the sale of securities were $2,572,054 in 1997 which were sold at book value. There were no sales in 1998.

         Securities with a book value of approximately $5,116,000 and $5,697,000 at December 31, 1998 and 1997, respectively, were pledged to secure various deposits.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 3.  Loans and Allowance for Loan Losses

         A summary of transactions in the allowance for loan losses for the years ended December 31, 1998 and 1997, is as follows: 1998 1997

                                                                                   1998             1997
                                                                               -----------       ---------

         Balance, beginning of year                                            $   915,005       $ 201,422

          Provision charged to operating expense                                   715,343         273,277
          Bank combination                                                              --         456,960
          Loans charged off, net                                                  (230,348)        (16,654)
                                                                               -----------       ---------
          Balance, end of year                                                 $ 1,400,000       $ 915,005
                                                                               ===========       =========

         At December 31, 1998 and 1997, the Bank's loans consist of the following (in thousands):


                                                                                    1998           1997
                                                                                  --------       --------

         Real estate loans                                                        $ 52,351       $ 42,716
         Commercial and industrial loans                                            13,164         12,194
         Loans to individuals for household,
          family, and other consumer expenditures                                    8,127          6,241
         Other                                                                         250            175
                                                                                  --------       --------
                  Total loans                                                       73,892         61,326
         Less - Allowance for loan losses                                           (1,400)          (915)
                                                                                  --------       --------
         Net loans                                                                $ 72,492       $ 60,411
                                                                                  ========       ========


         The Bank's only significant concentration of credit at December 31, 1998, occurred in real estate loans which totaled approximately $52,351,000. While real estate loans accounted for 70 percent of total loans, these loans were primarily residential development and construction loans, residential mortgage loans, commercial loans secured by commercial properties, and consumer loans. Substantially all real estate loans are secured by properties located in Tennessee.

         In the normal course of business, the Bank makes loans to directors and executive officers of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Loans to directors, executive officers and principal shareholders were approximately $2,987,000 at December 31, 1998.

         At December 31, 1998 and 1997, loans that were specifically classified as impaired were insignificant in relation to the Bank's loan portfolio.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 4.  Bank Premises and Equipment

         A summary of bank premises and equipment at December 31, 1998 and 1997, is as follows:


                                                                                   1998              1997
                                                                               -----------       -----------

         Land                                                                  $   463,278       $   463,278
         Buildings and improvements                                              1,091,255         1,017,986
         Furniture, fixtures and equipment                                       1,419,645         1,282,946
                                                                               -----------       -----------
                                                                                 2,974,178         2,764,210
         Accumulated depreciation                                               (1,006,849)         (819,991)
                                                                               -----------       -----------
                                                                               $ 1,967,329       $ 1,944,219
                                                                               ===========       ===========


         The charge to operating expense for depreciation was $199,944 in 1998 and $108,251 in 1997.

         Certain bank facilities and equipment are leased under various operating leases. Rental expense was $89,657 in 1998 and $28,324 in 1997.

         Future minimum rental commitments under noncancelable leases are as follows:


                       1999                                       $ 70,241
                       2000                                         61,681
                       2001                                         61,425
                       2002                                         44,721
                                                                  --------

                         Total                                    $238,068
                                                                  ========


Note 5.  Time Deposits

         At December 31, 1998, the scheduled maturities of time deposits are as follows:


                         1999                                    $42,962,759
                         2000                                      9,586,956
                         2001                                      6,565,136
                         2002                                        647,539
                         Thereafter                                  816,366
                                                                 -----------

                         Total                                   $60,578,756
                                                                 ===========

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 6.  Income Taxes

         Income tax expense in the statement of income for the years ended December 31, 1998 and 1997, consists of the following:


                                                             1998            1997
                                                          ---------       ---------

         Current tax expense                              $ 400,566       $ 182,648
         Deferred income taxes related to:
           Provision for loan losses                       (199,449)        (24,700)
           Net operating loss carryforward                  (11,121)         (8,000)
           Other                                            (38,040)         (5,614)
                                                          ---------       ---------

         Income tax expense                               $ 151,956       $ 144,334
                                                          =========       =========

         The income tax benefit is different from the expected tax benefit computed by multiplying income before income tax benefit by the statutory federal income tax rates. The reasons for this difference are as follows:


                                                                       1998            1997
                                                                    ---------       ---------

         Expected tax at statutory rates                            $ 136,097       $ 125,268
         Increase (decrease) resulting from tax effect of:
           State income taxes, net of federal tax benefit              16,013          14,737
           Other nondeductible expenses                                  (154)          4,329
                                                                    ---------       ---------

         Income tax expense                                         $ 151,956       $ 144,334
                                                                    =========       =========

         The Bank had a net operating loss carryforward for tax purposes of approximately $29,000 at December 31, 1997, which was carried forward and used to offset taxable income in 1998.

         As of December 31, 1998, deferred tax assets recognized for deductible temporary differences totaled approximately $620,000 and deferred tax liabilities for taxable temporary differences totaled approximately $131,000.

Note 7.  Notes Payable

         Notes payable represent borrowings under a $1,000,000 revolving line of credit and a promissory note dated September 30, 1998, with First Tennessee Bank. Borrowings are collateralized by all of the outstanding stock of the Bank. Interest is payable annually based on First Tennessee Bank's base commercial rate, which was 7.75% at December 31, 1998. The line of credit agreement expires and the promissory note matures on January 30, 1999. The Company intends to renew the revolving line of credit at maturity and increase its borrowing amount by $250,000 in order to payoff the promissory note.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 8.  Employee Benefit Plan

         The Bank has a 401(k) employee benefit plan covering substantially all employees who have completed at least one year of service and met minimum age requirements. The amount of employer contribution is computed annually under a defined formula based primarily on the employees' salary. The maximum employer required contribution to the plan is 3 percent of the employees' annual salary. Any additional contribution to the plan is determined at the discretion of the Board of Directors. Total contributions to the plan were $10,850 in 1998 and $7,491 in 1997.


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

         At December 31, 1998, commitments under standby letters of credit and undisbursed loan commitments aggregated $5,167,000. The Bank's credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 10. Fair Value of Financial Instruments

         Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature; involve uncertainties and matters of judgment; and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Cash and cash equivalents:

         For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

         Securities:

         The fair value of securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

         Loans:

         The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates, adjusted for credit risk and servicing costs. The estimate of maturity is based on historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

         Deposits:

         The fair value of deposits with no stated maturity, such as demand deposits, money market, and savings accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 10. Fair Value of Financial Instruments (continued)

         Notes payable:

         The carrying amount of notes payable approximates their fair value.

         The carrying amount and estimated fair value of the Company's financial instruments at December 31, 1998, are as follows (in thousands):

                                                           Carrying     Estimated
                                                            Amount     Fair Value
                                                           --------    ----------
         Assets:
           Cash and due from banks                         $ 4,269      $ 4,269
           Federal funds sold                                8,425        8,425
           Securities                                       18,357       18,383
           Net loans                                        72,492       72,480

         Liabilities:
           Noninterest-bearing demand deposits              14,152       14,152
           Interest-bearing demand deposits                 12,998       12,998
           Savings deposits and money market accounts       10,283       10,283
           Time deposits                                    60,579       60,606
           Notes payable                                     1,250        1,250

Note 11. Contingencies

         The Bank is involved in certain claims arising from normal business activities. Management believes that those claims are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank's financial position.

         The Company is engaged in a comprehensive project to ready the Bank's computer software and hardware systems for year 2000 compliance. Based on current estimates, spending to upgrade or replace the Company's software of hardware systems related to year 2000 compliance is not expected to be a material amount through 1999. Although it is not possible to quantify the effects year 2000 compliance issues will have on customers or operations, the Company does not anticipate related material adverse effects on its financial position, liquidity or results of operations.

Note 12. Liquidity and Capital Resources

         The Company's primary source of funds with which to pay principal and interest on its indebtedness is the receipt of dividends from its subsidiary bank. Banking regulators limit the amount of dividends that the Bank may pay without prior approval of the Bank's regulatory agency. As discussed in Note 14, the Bank cannot pay dividends until March 1999 and then must receive specific regulatory approval for any dividend payments.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 13. Stock Options and Warrants

         The Company has a stock option plan under which members of the Board of Directors have been granted options to purchase a total of 150,000 shares of the Bank's common stock. The option price was $10.00 per share which was the estimated fair value of the stock at the June 30, 1996, grant date. The options expire ten years from the date of grant and were fully vested at the grant date. No options have been exercised since the original grant date. At December 31, 1998, the remaining contractual life of outstanding options was 7.5 years.

         The Company also has a stock option plan under which officers and employees can be granted options to purchase shares of the Company's common stock. There have been no shares allocated under this plan.

         A stock warrant was issued with each of the 590,130 original shares of the Company's common stock which entitles each stockholder to purchase an additional share of the Company's common stock at a specified price. At December 31, 1998 and 1997, warrants for the purchase of 323,935 and 458,442 shares, respectively, were outstanding. The exercise price is $12.00 per share until February 1999 and $15.00 per share thereafter. If not exercised, such warrants will expire five years after issuance. In connection with the acquisition of the Bank of East Ridge 134,507 and 131,688 warrants were exercised in 1998 and 1997, respectively.


Note 14. Regulatory Matters

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 14. Regulatory Matters (continued)

         As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's prompt corrective action category for bank capital.

         The Bank's actual capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

                                                                                 For Capital
                                                             Actual           Adequacy Purposes
                                                      -------------------    -------------------
                                                      Amount        Ratio    Amount        Ratio
                                                      ------        -----    ------        -----
         As of December 31, 1998:
           Total capital
             (to risk-weighted assets)                $9,808        12.8%    $6,136        8.0%
           Tier I capital
             (to risk-weighted assets)                 8,844        11.5%     3,068        4.0%
           Tier I capital
             (to average assets)                       8,844         8.4%     8,407        8.0%

         As of December 31, 1997:
           Total capital
             (to risk-weighted assets)                $7,637        11.4%    $5,358        8.0%
           Tier I capital
             (to risk-weighted assets)                 6,721        10.0%     2,679        4.0%
           Tier I capital
             (to average assets)                       6,721         8.1%     6,533        8.0%


         As a condition of the bank combination described in Note 16, the Bank must meet certain financial conditions as follows:

                  - The Bank cannot pay dividends through February 1999.

                  - The Bank must maintain a Tier I capital to assets ratio of no less than 8% through December 31, 1999.

                  - The Bank must maintain a minimum allowance for loan losses ratio of 1.25% through February 1999.

         The Bank was in compliance with all of these financial conditions at December 31, 1998.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997




Note 14. Regulatory Matters (continued)

         The Bank is operating under a Memorandum of Understanding (Memorandum) dated November 24, 1998, between the Board of Directors, the Tennessee Department of Financial Institutions, and the Federal Deposit Insurance Corporation. Among other things, the Memorandum provides the following:

                  - The Board of Directors shall develop a written management plan that addresses the Bank's plans for size, structure, growth, earnings, services, information systems, personnel, accounting, financial reporting and operating matters.

                  - The Bank shall maintain a Tier I capital ratio of equal to or greater than 8%.

                  - The Bank shall not pay dividends without the prior approval of the FDIC.

                  - The Bank shall report its progress on the actions required by the Memorandum to the FDIC on specific dates.

         At December 31, 1998, the Bank had reported to the FDIC that it was in compliance with all provisions of the Memorandum.

Note 15. Other Comprehensive Income

         Other comprehensive income consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income and the related tax effects for the years ended December 31, 1998 and 1997, is as follows:


                                                                                Tax
                                                              Before-Tax      (Expense)     Net-of-Tax
                                                                Amount         Benefit        Amount
                                                              ----------      --------      ----------

         Year ended December 31, 1998:
           Unrealized holding gains and losses
             arising during the period                         $ (5,848)      $  2,222       $ (3,626)

           Less reclassification adjustment for
             gains realized in net income                            --             --             --
                                                               --------       --------       --------

                                                               $ (5,848)      $  2,222       $ (3,626)
                                                               ========       ========       ========

         Year ended December 31, 1997:
           Unrealized holding gains and losses
             arising during the period                         $(20,474)      $  7,780       $(12,694)

           Less reclassification adjustment for
             gains realized in net income                            --             --             --
                                                               --------       --------       --------

                                                               $(20,474)      $  7,780       $(12,694)
                                                               ========       ========       ========

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 16. Bank Combination

         On October 15, 1997, the Company completed a combination of the Bank of East Ridge (East Ridge) with Cornerstone Community Bank (Cornerstone). The surviving bank operates as Cornerstone Community Bank. All of East Ridge's outstanding common stock owned by the Company was redeemed in the combination and all of the Company's outstanding common stock of record on October 15, 1997, was retired with stockholders of that date receiving cash and/or newly issued shares of common stock of the Company. The combination resulted in a change in control of ownership and management of the Company as the officers and directors of Cornerstone Community Bank replaced all of the officers and directors of the Company. The Company changed its name from East Ridge Bancshares, Inc. to Cornerstone Bancshares, Inc. concurrent with the combination.

         The purchase price totaled $6,125,000 comprised of $4,287,368 cash and 153,136 shares of newly issued common stock. The purchase price exceeded the fair value of net assets acquired by approximately $2,800,000, which is being amortized on the straight-line basis over 25 years. The combination has been accounted for as a purchase accounting transaction and, accordingly, the operating results of East Ridge are included in the accompanying financial statements from the date of combination.

         The following unaudited pro forma consolidated results of operations for the year ended December 31, 1997, assumes the Cornerstone and East Ridge combination occurred as of January 1, 1997 (in thousands):


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
                                                                              ======

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 17. Earnings Per Share

         Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Fully diluted earnings per share are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and stock warrants, all of which are considered to be common stock equivalents.


                                                                          1998          1997
                                                                        ---------      -------

         Primary:
           Weighted average number of shares
             actually outstanding                                         987,043      649,468
                                                                        =========      =======

         Fully diluted:
           Computed above for primary earnings per share                  987,043      649,468
           Stock options                                                   30,000       28,000
           Stock warrants                                                      --           --
                                                                        ---------      -------

                                                                        1,017,043      677,468
                                                                        =========      =======


Note 18. Redeemable Common Stock

         At December 31, 1998 and 1997, the Company was obligated to redeem certain shares of common stock issued in connection with the bank combination described in Note 16. Such obligation includes the right of a certain shareholder to sell certain shares of common stock to the Company over a three-year period at $12.55, $14.00, and $16.00 per share in years 1998, 1999, and 2000, respectively. The Company has the option to redeem such shares during the same period at the same prices. At December 31, 1997, the Company also had a remaining balance due former East Ridge Bancshares, Inc.'s shareholders totaling $77,529.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 19. Condensed Parent Company Financial Statements

         Condensed financial statements of Cornerstone Bancshares, Inc. are summarized as follows:


                            Condensed Balance Sheets



                                                                                1998                1997
                                                                            ------------       ------------

               ASSETS

         Cash                                                               $      2,934       $    939,493
         Securities held to maturity                                                  --             39,338
         Loans receivable, net of allowance for loan losses                           --            125,523
         Excess cost over fair value of net assets acquired                    2,834,124          2,862,580
         Other assets                                                             51,376                 --
         Investment in subsidiary                                              8,883,624          6,764,184
                                                                            ------------       ------------

               Total assets                                                 $ 11,772,058       $ 10,731,118
                                                                            ============       ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

         Liabilities:
           Accrued interest payable                                         $     19,027       $         --
           Other liabilities                                                          --            804,236
           Notes payable                                                       1,250,000            855,000
                                                                            ------------       ------------

               Total liabilities                                               1,269,027          1,659,236
                                                                            ------------       ------------

         Redeemable common stock                                                 478,744            856,797
                                                                            ------------       ------------

         Stockholders' equity:
           Preferred stock; no par value; 2,000,000 shares
             authorized; no shares issued                                             --                 --
           Common stock, $1.00 par value; 2,000,000 shares
             authorized; 1,009,461 and 874,954 shares issued
             and outstanding in 1998 and 1997, respectively                    1,009,461            874,954
           Additional paid-in capital                                          9,017,430          7,587,441
           Retained earnings (deficit)                                           (41,695)          (290,027)
           Accumulated other comprehensive income                                 39,091             42,717
                                                                            ------------       ------------

               Total stockholders' equity                                     10,024,287          8,215,085
                                                                            ------------       ------------

               Total liabilities and stockholders' equity                   $ 11,772,058       $ 10,731,118
                                                                            ============       ============

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 19. Condensed Parent Company Financial Statements (continued)

              Condensed Statements of Income and Retained Earnings


                                                                         1998             1997
                                                                       ---------       -----------

         INCOME
           Net loss from sale of assets                                $(112,155)      $  (103,394)
           Equity in subsidiary's earnings                               547,672           358,410
                                                                       ---------       -----------

               Total income                                              435,517           255,016
                                                                       ---------       -----------

         EXPENSES
           Interest expense                                              122,567            12,038
           Other operating expenses                                      111,194            18,878
                                                                       ---------       -----------

               Total expenses                                            233,761            30,916
                                                                       ---------       -----------

               Income before income tax benefit                          201,756           224,100

         Income tax expense (benefit)                                    (46,576)               --
                                                                       ---------       -----------

         NET INCOME                                                      248,332           224,100

         RETAINED EARNINGS (DEFICIT), beginning of year                 (290,027)        1,903,145

           Bank combination                                                   --        (2,417,272)
                                                                       ---------       -----------

         RETAINED EARNINGS (DEFICIT), end of year                      $ (41,695)      $  (290,027)
                                                                       =========       ===========

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Note 19. Condensed Parent Company Financial Statements (continued)

                       Condensed Statements of Cash Flows

                                                                                          1998               1997
                                                                                       -----------       -----------

         CASH FLOWS FROM OPERATING ACTIVITIES
           Net income                                                                  $   248,332       $   224,100
           Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
               Amortization                                                                111,170                --
               Equity in earnings of subsidiary                                           (547,672)         (358,410)
               Changes in other operating assets and liabilities:
                  Increase in accrued interest payable                                      19,027                --
                  Increase (decrease) in other assets and liabilities                     (743,465)          634,666
                                                                                       -----------       -----------

                    Net cash provided by (used in) operating activities                   (912,608)          500,356
                                                                                       -----------       -----------

         CASH FLOWS FROM INVESTING ACTIVITIES
           Additional capitalization of subsidiary                                      (1,575,394)       (2,080,260)
           Payments related to bank combination                                           (457,637)       (4,714,631)
           Cash and cash equivalents acquired in bank combination                               --         5,050,906
                                                                                       -----------       -----------

                    Net cash used in investing activities                               (2,033,031)       (1,743,985)
                                                                                       -----------       -----------

         CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from borrowings on line of credit                                      145,000           500,000
           Proceeds from notes payable                                                     250,000                --
           Redemption of common stock                                                     (350,107)               --
           Issuance of common stock                                                      1,964,187         1,580,260
                                                                                       -----------       -----------

                    Net cash provided by financing activities                            2,009,080         2,080,260
                                                                                       -----------       -----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                                        (936,559)          836,631

         CASH AND CASH EQUIVALENTS, beginning of year                                      939,493           102,862
                                                                                       -----------       -----------

         CASH AND CASH EQUIVALENTS, end of year                                        $     2,934       $   939,493
                                                                                       ===========       ===========

         SUPPLEMENTAL DISCLOSURES OF CASH
           FLOW INFORMATION
             Cash paid during the period for interest                                  $   103,540       $    15,353
             Cash paid during the period for taxes                                         425,171           199,859
                                                                                       ===========       ===========

[LOGO]HAZLETT, LEWIS
      & BIETER, PLLC
CERTIFIED PUBLIC ACCOUNTANTS
AND BUSINESS ADVISORS








               Report of Independent Certified Public Accountants
                          on Accompanying Information




To the Stockholders and
 Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

         Our report on our audits of the basic financial statements of Cornerstone Bancshares, Inc. and subsidiary for 1998 and 1997 appears on page
1. Those audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information shown on pages 26 and 27 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.


/s/Hazlett, Lewis & Bieter, PLLC


Chattanooga, Tennessee
January 15, 1999

Tivoli Center, Suite 300 - 701 Broad Street - Chattanooga, Tennesee 37402-1894 -
                            Telephone (423) 756-6133
   FAX (423) 756-2727 - E-mail: hlb(@)hlbcpa.com - Web.http://www.hlbcpa.com

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                          CONSOLIDATING BALANCE SHEET
                               December 31, 1998




                                                                                Cornerstone
                                                              Cornerstone       Bancshares,
       ASSETS                                                    Bank               Inc.          Eliminations     Consolidated
                                                              ------------      ------------      ------------     -------------
Cash and due from banks                                       $  4,268,967      $      2,934       $    2,934      $   4,268,967
Federal funds sold                                               8,425,000                --               --          8,425,000
Securities available for sale                                    9,280,116                --               --          9,280,116
Securities held to maturity                                      9,077,465                --               --          9,077,465
Loans receivable, net of allowance for loan losses              72,492,549                --               --         72,492,549
Bank premises and equipment                                      1,967,329                --               --          1,967,329
Accrued interest receivable                                        638,441                --               --            638,441
Excess cost over fair value of net assets acquired                      --         2,834,124               --          2,834,124
Other assets                                                     1,470,767            51,376               --          1,522,143
Investment in subsidiary                                                --         8,883,624        8,883,624                 --
                                                              ------------      ------------       ----------      -------------

       Total assets                                           $107,620,634      $ 11,772,058       $8,886,558      $ 110,506,134
                                                              ============      ============       ==========      =============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand deposits                        $ 14,154,460      $         --       $    2,934      $  14,151,526
   Interest-bearing demand deposits                             12,998,223                --               --         12,998,223
   Savings deposits and money market accounts                   10,283,103                --               --         10,283,103
   Time deposits of $100,000 or more                            17,489,618                --               --         17,489,618
   Time deposits under $100,000                                 43,089,138                --               --         43,089,138
                                                              ------------      ------------       ----------      -------------

       Total deposits                                           98,014,542                --            2,934         98,011,608

Accrued interest payable                                           251,607            19,027               --            270,634
Other liabilities                                                  470,861                --               --            470,861
Notes payable                                                           --         1,250,000               --          1,250,000
                                                              ------------      ------------       ----------      -------------

       Total liabilities                                        98,737,010         1,269,027            2,934        100,003,103
                                                              ------------      ------------       ----------      -------------

Redeemable common stock                                                 --           478,744               --            478,744
                                                              ------------      ------------       ----------      -------------

Stockholders' equity:
   Preferred stock
   Common stock                                                    590,130         1,009,461          590,130          1,009,461
   Additional paid-in capital                                           --         9,017,430               --          9,017,430
   Surplus                                                       7,862,448                --        7,862,448                 --
   Retained earnings (deficit)                                     391,955           (41,695)         391,955            (41,695)
   Accumulated other comprehensive income                           39,091            39,091           39,091             39,091
                                                              ------------      ------------       ----------      -------------

       Total stockholders' equity                                8,883,624        10,024,287        8,883,624         10,024,287
                                                              ------------      ------------       ----------      -------------

       Total liabilities and stockholders' equity             $107,620,634      $ 11,772,058       $8,886,558      $ 110,506,134
                                                              ============      ============       ==========      =============

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                       CONSOLIDATING STATEMENT OF INCOME
                          Year Ended December 31, 1998



                                                                        Cornerstone     Cornerstone
                                                                         Community      Bancshares,
                                                                            Bank           Inc.        Eliminations   Consolidated
                                                                        -----------     -----------    ------------   ------------

INTEREST INCOME
   Loans                                                                 $6,779,885      $      --       $  40,831      $6,739,054
   Securities:
     U.S. Treasury                                                          218,590             --              --         218,590
     U.S. Government agencies                                               474,718             --              --         474,718
     Other                                                                  603,305             --              --         603,305
   Income on federal funds sold and deposits in bank                        176,299             --              --         176,299
                                                                         ----------      ---------       ---------      ----------

     Total interest income                                                8,252,797             --          40,831       8,211,966
                                                                         ----------      ---------       ---------      ----------

INTEREST EXPENSE
   Interest on time deposits of $100,000 or more                            988,663             --              --         988,663
   Interest on other deposits                                             3,152,473             --              --       3,152,473
   Interest on federal funds purchased                                        8,518             --              --           8,518
   Other                                                                         --        122,567         (40,831)         81,736
                                                                         ----------      ---------       ---------      ----------

     Total interest expense                                               4,149,654        122,567         (40,831)      4,231,390
                                                                         ----------      ---------       ---------      ----------

     Net interest income (expense) before provision for loan losses       4,103,143       (122,567)             --       3,980,576

Provision for loan losses                                                   715,343             --              --         715,343
                                                                         ----------      ---------       ---------      ----------

     Net interest income (expense) after provision for loan losses        3,387,800       (122,567)             --       3,265,233
                                                                         ----------      ---------       ---------      ----------

NONINTEREST INCOME
   Service charges                                                          467,718             --              --          467,718
   Other noninterest income                                                 108,304             --              --          108,304
   Net gains (losses) from sale of loans                                    222,373       (112,155)             --          110,218
   Equity in subsidiary's earnings                                               --        547,672         547,672               --
                                                                         ----------      ---------       ---------       ----------

     Total noninterest income                                               798,395        435,517         547,672          686,240
                                                                         ----------      ---------       ---------       ----------

NONINTEREST EXPENSES
   Salaries and employee benefits                                         1,669,883             --              --        1,669,883
   Net occupancy and equipment expense                                      224,717             --              --          224,717
   Other operating expenses                                               1,545,391        111,194              --        1,656,585
                                                                         ----------      ---------       ---------       ----------

     Total noninterest expenses                                           3,439,991        111,194              --        3,551,185
                                                                         ----------      ---------       ---------       ----------

     Income before income tax benefit                                       746,204        201,756         547,672          400,288

Income tax expense (benefit)                                                198,532        (46,576)             --          151,956
                                                                         ----------      ---------       ---------       ----------

     Net income                                                          $  547,672      $ 248,332       $ 547,672       $  248,332
                                                                         ==========      =========       =========       ==========

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

                                               Date: March 31, 1999

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

Signature                                   Capacity                                           Date
---------                                   --------                                           ----
 /s/ Earl A. Marler, Jr.                    Chairman of the Board, and Director                March 31, 1999


 /s/ Greg Jones                             President, Chief Executive Officer and Director    March 31, 1999
                                            (principal executive officer)

 /s/Frank Hughes                            Chief Financial Officer (principal accounting and  March 31, 1999 financial officer)

 /s/Ramesh V. Amin                          Director                                           March 31, 1999

 /s/ Randy Brooks                           Director                                           March 31, 1999

 /s/ B. Kenneth Driver                      Director                                           March 31, 1999

 /s/ Karl Fillauer                          Director                                           March 31, 1999

/s/ James H. Large                          Director                                           March 31, 1999

 /s/ Lawrence D. Levine                     Director                                           March 31, 1999

 /s/ Russell W. Lloyd                       Director                                           March 31, 1999

 /s/ Doyce G. Payne, M.D.                   Director                                           March 31, 1999

 /s/ Turner Smith                           Director                                           March 31, 1999

/s/ Billy O. Wiggins                        Director                                           March 31, 1999

/s/ Marsha Yessick                          Director                                           March 31, 1999