Form 10-Q
period 1999-03-31
CORNERSTONE BANCSHARES INC
filed 1999-05-17
CIK 1038773

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------   -------------------

Commission file number  333-26699

                          CORNERSTONE BANCHSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

            TENNESSEE                                          62-1173944
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,009,961 SHARES OF COMMON STOCK AS OF MARCH 31, 1999.

PART I -- FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION

                                                                Unaudited                          Unaudited
                                                                 March 31,       December 31,       March 31,
                                                               ------------      ------------      -----------
                                    ASSETS                         1999              1998              1998
                                                               ------------      ------------      -----------
Cash and due from banks                                           5,454,637         4,268,967       6,166,368
Federal funds sold                                                6,445,000         8,425,000      14,310,000
Investment securities available for sale                          8,524,813         9,280,116       9,375,520
Investment securities held to maturity                            8,024,303         9,077,465       1,687,672
Loans, less allowance for loan loss                              67,174,147        72,492,549      63,759,536
Premises and equipment, net                                       1,940,085         1,967,329       1,955,463
Accrued interest receivable                                         570,966           638,441         676,599
Excess cost over fair value of assets acquired                    2,806,331         2,834,124       2,838,954
Other assets                                                      1,568,554         1,522,143       1,220,424
                                                               ------------      ------------     -----------
             Total assets                                       102,508,835       110,506,134     108,990,536
                                                               ============      ============     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non interest bearing                                             10,396,679        14,151,526      10,975,143
NOW accounts                                                     13,749,522        12,998,223      13,314,076
Savings deposits and money market accounts                        9,315,445        10,283,103      10,764,728
Time deposits of $100,000 or more                                15,677,132        17,489,618      10,768,783
Time deposits of less than $100,000                              40,517,135        43,089,138      51,303,483
                                                               ------------      ------------     -----------
Total deposits                                                   89,655,913        98,011,608      97,126,213
Accrued interest payable                                            210,626           270,634         342,958
Other liabilities                                                   913,699           470,861         332,220
Note payable                                                      1,250,000         1,250,000         856,000
                                                               ------------      ------------     -----------
Total liabilities                                                92,030,238       100,003,103      98,655,391
                                                               ------------      ------------     -----------
Redeemable common stock                                             237,504           478,744         478,744

Stockholders' equity
Common stock                                                      1,009,561         1,009,461       1,009,061
Additional paid-in capital                                        9,260,418         9,017,430       9,001,716
Undivided profits (deficit)                                         (44,978)          (41,695)       (202,101)
Net unrealized gain in securities available for sale                 16,092            39,091          47,725
                                                               ------------      ------------     -----------
Total stockholders' equity                                       10,478,597        10,503,031      10,335,145
                                                               ------------      ------------     -----------
Total liabilities and stockholders equity                       102,508,835       110,506,134     108,990,536
                                                               ============      ============     ===========

CONSOLIDATED STATEMENTS OF INCOME

                                                            Unaudited      Unaudited
                                                             March 31,      March 31,
                                                            ----------      ---------
                                                               1999           1998
                                                            ----------      ---------
INTEREST INCOME
Interest and fees on loans                                   1,577,138      1,561,652
Interest on investment securities                              275,936        277,784
Interest on federal funds sold                                  38,533         85,643
Interest on other earning assets                                   --             --
                                                            ----------      ---------
Total interest income                                        1,891,607      1,925,079
                                                            ----------      ---------

INTEREST EXPENSE
Interest bearing demand accounts                                60,781         63,323
Money market accounts                                           52,070         57,493
Savings accounts                                                26,629         26,402
Time deposits of less than $100,000                            555,771        651,315
Time deposits of $100,000 or more                              238,067        167,569
Federal funds purchased                                            732            570
Securities sold under agreements to repurchase                   1,678             --
Other borrowings                                                24,219         18,169
                                                            ----------      ---------
Total interest expense                                         959,947        984,842
                                                            ----------      ---------
Net interest income                                            931,660        940,237
Provision for loan losses                                       50,000         47,018
Net interest income after the provision for loan losses        881,660        893,219
                                                            ----------      ---------

NONINTEREST INCOME
Service charges on deposit accounts                             91,178         97,757
Net securities gains (losses)                                       --             --
Other income                                                    37,031         54,988
                                                            ----------      ---------
Total noninterest income                                       128,209        152,745
                                                            ----------      ---------

NONINTEREST EXPENSE
Salaries and employee benefits                                 480,345        412,701
Occupancy and equipment expense                                128,183        108,388
Other operating expense                                        382,756        308,859
                                                            ----------      ---------
Total noninterest expense                                      991,284        829,949
                                                            ----------      ---------
Income before provision for income taxes                        18,586        216,016
Provision for income taxes                                      21,868        128,096
                                                            ----------      ---------
NET INCOME                                                      (3,283)        87,919
                                                            ==========      =========

Basic net income per common share                                (0.00)          0.09
Diluted net income per common share                              (0.00)          0.08
Dividends declared per common share                                 --             --

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31

                                                             1999            1998
                                                         -----------      -----------
Cash flows from operating activities:
Net income                                                    (3,283)          87,919
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Provision for possible loan losses                            50,000           47,018
Provision for depreciation and amortization                       --               --
Accrued interest receivable                                   67,475          (44,114)
Accrued interest payable                                     (60,008)          17,407
Changes in other assets and liabilities:                    (225,449)        (634,872)
                                                         -----------      -----------
Net cash used in operating activities                       (171,264)        (526,642)
                                                         -----------      -----------
Cash flows from investing activities:
Purchase of investment securities available for sale      (2,316,702)      (1,822,040)
Proceeds from security transactions                        4,086,499        2,051,829
Net increase in loans                                      5,318,402       (3,333,193)
Purchase of bank premises and equipment                      (32,312)        (144,215)
Net cash used in investing activities                      7,055,887       (3,247,619)
                                                         -----------      -----------
Cash flows from financing activities:
Net increase in deposits                                  (8,343,937)      15,276,408
Net increase in repurchase agreements                        663,135               --
Net increase of notes payable                                     --               --
Issuance of common stock                                       1,848        1,670,329
                                                         -----------      -----------
Net cash provided by finanacing activities                (7,678,954)      16,946,737
                                                         -----------      -----------
Net increase in cash and cash equivalents                   (794,330)      13,172,476

Cash and cash equivalents beginning of period             12,693,967        7,303,892
                                                         -----------      -----------
Cash and cash equivalents end of period                   11,899,637       20,476,368
                                                         ===========      ===========
                                                            (794,330)      13,172,476


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             CORNERSTONE BANCSHARES, INC.


PRESENTATION OF FINANCIAL INFORMATION

The 1999 financial information in this report has not been audited. The information included herein should be read in conjunction with the notes to consolidated financial statements included in the 1998 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone Bancshares, Inc. (the "Company" or "Cornerstone") in March 1999. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its sole subsidiary Cornerstone Community Bank (the "Bank").

Substantially all intercompany transactions, profits and balances have been eliminated.

Accounting Policies

During interim periods, the company follows the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. Since December 1998, there have been no changes in any accounting principles or practices, or in the method of applying any such principles or practices.

Interim Financial Data (Unaudited)

In the opinion of the Company management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

Earnings Per Common Share

Basic earnings per share ("EPS") is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator). Diluted EPS is computed by dividing income available to common shareholders (numerator) by weighted average number of shares outstanding (denominator). The adjusted weighted average number of shares outstanding reflects the potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock resulting in the issuance of common stock that share in the earnings of the entity.

Forward-Looking Statements

Certain written and oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as "should result", "are expected to," "we anticipate," "we estimate," "we project" or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements and the impact of competition. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of making such statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

              The Company ended the first three months of 1999 with total assets of $102 million, a 7.3% decrease from December 31, 1998, and a 6.0% decrease from March 31, 1998. The Company reported net income for the three months ending March 31, 1999 of $(3,283), or $0.0 basic earnings per share, compared to $87,919, or $0.09 basic earnings per share, for the same period in 1998. The decline in earnings represents a 103.7% decrease from the first quarter 1998 compared to the first quarter of 1999.

              The decrease in net income from March 1998 to March 1999 is primarily due a reorganization of the executive staff and an extensive review of lending and accounting procedures. The result created higher salaries as the Bank hired expertise needed to remain competitive and in compliance with all Federal laws. In addition, the Bank incurred higher than normal professional and legal expenses as management reviewed the loan portfolio and brought the loan quality back to an acceptable quality level.

FINANCIAL CONDITION

              Earning Assets. Average earning assets for March 31, 1999 increased $12.2 million or 15% above March 1998, while actual earning assets decreased $5.6 million or 5.8% during the same time period. The average balance increase was primarily due to an expected increase in loans outstanding. The actual balance decrease was due to a late increase during the quarter in federal funds in 1998 and a late quarter decrease in loans in 1999.

              Loan Portfolio. Cornerstone's average loans for the first three months of 1999 were $72.2 million, an increase of 16.6%, while actual balances increased to $68.4 million, an increase of 5.9% over $64.6 million in loans for the first three months of 1998. Loan growth for 1999 has been primarily funded through federal funds and reduced investments.

              Management is anticipating increased loan growth (more than 10%) for the remainder of the year in actual balances, with only a relatively small increase in average balances. However, the amount of such growth, if any, will depend upon general economic conditions.

              Investment Portfolio. Cornerstone's investment securities portfolio decreased by 9.9% or $1.8 million from March 1998 to March 1999. Cornerstone maintains an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include Gap Management, Liquidity, Pledging, Return, and Local Community Support in that order of priority. Cornerstone maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at book value. As of March 31, 1999, unrealized gains in the "Available for Sale" portfolio amounted to $24,381.

              Deposits. Cornerstone's average deposits increased $5.8 million or 7.7% from March 1998 to March 1999, while actual deposit balances decreased $7.5 million or 7.7%. The largest portion of decrease was a $5.9 million, or 9.5% decrease in time deposits. This is due to Cornerstone's strategy to only pay premium rates for certificates of deposit when loan growth dictates additional funding. Transaction accounts are continuously solicited from new customers and existing customers. Transaction accounts are the Bank's highest priority and will provide the Bank with an increased net interest margin.

              Capital Resources. Stockholders' equity increased $0.2 million or 2.0% to $10.5 million as of March 31, 1999, compared with $10.3 at March 31, 1998. This increase was primarily due to earnings being retained.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

              Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

              Net interest income for the first three months of 1999 decreased $8,574 or 1% below net interest income earned as of March 1998. The decrease in net interest income as of March 31, 1999 is primarily due to a decrease in the Bank's net interest spread on earning assets, which dropped from 4.11% to 3.48% in 1999. Reduced loan yields contributed the majority of the net interest spread reduction.

              Interest income decreased $33,472 or 1.7% as of March 1999 compared to March 1998. Interest income produced by the loan portfolio increased $15,486 or 1% from March 1998 to March 1999 due to the decrease in average yields for the period. Two factors contributed to the reduction of loan yields, first, a general decrease in interest rates and second, increased competition for existing and new customer loan balances. Interest income on investment securities and federal funds decreased $48,958 or 13.5% from March 1998 to March 1999, due primarily to reduced balances.

              Total interest expense decreased $24,895 or 2.5% from March 31, 1998 to March 31, 1999. The interest expense decrease from the first quarter of 1998 to the first quarter of 1999 is primarily due to the general decrease in interest rates mentioned above.

              The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin at March 31, 1999 was 4.03%. The yield on earning assets decreased 115 basis points to 8.19% at March 31, 1999 from 9.34% at March 31, 1998.

              The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the asset and liability mix during late 1998 and first quarter 1999, the interest rate spread was 3.48%, a decrease of 63 basis points from March 1998 to March 1999.

              Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1,208,310 for March 1999 in the allowance for loan loss account does not reflect the full known extent of credit exposure and anticipates adding $500,000 to the allowance during 1999. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

              Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of March 31, 1999 Cornerstone had $1,019,256 in non-accrual loans and $1,255,878 in non-performing loans.

              Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Excluding gains from the sale of loans, total non-interest income decreased by $24,536 or 16% from March 1998 to March 1999.

              Non-interest Expense. Non-interest expense for the first three months of 1999 increased by $161,335 or 19.4% as compared to the first three months in 1998. Salaries and employee benefits increased by $67,644 or 16.4% in March 1999 over March 1998. Occupancy expense as of March 31, 1999 increased by $19,795 or 18.3% over the same period in 1998. All other non-interest expenses at March 31, 1999 increased $73,897 or 24% over the non-interest expenses as of March 31, 1998, primarily due to an increase in director fees, professional fees, and miscellaneous charge-offs.

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

         * By December 31, 1998, code enhancements and revisions, hardware upgrades, and other associated changes should have been largely completed by all banks. In addition, for mission critical applications, programming changes should have been largely completed and testing should be well underway.

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

         Cornerstone believes the cost of its Year 2000 identification, assessment, remediation and testing efforts will not exceed $10,000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults on Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and reports on Form 8-K

(a)      Exhibits:

         Financial Data Schedule (For SEC Use Only)

(b) There have been no Current Reports on Form 8-K during the quarter ended March 31, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 14, 1999

                                          /s/Gregory B. Jones, President & CEO

Date:    May 14, 1999

                                          /s/Nathaniel F. Hughes, CFO