Form 10-Q
period 1999-06-30
CORNERSTONE BANCSHARES INC
filed 1999-08-16
CIK 1038773

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]               QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

[ ]              TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________to _________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,011,561 SHARES OF COMMON STOCK AS OF JUNE 30, 1999.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets

            For the Six Months Ended June 30, 1999 and June 30, 1998
                      and the Year Ended December 31, 1998

                                                              Unaudited                             Unaudited
                                                               June 30,         December 31,         June 30,
                                                             -----------       -------------       ------------
                                    ASSETS                       1999              1998                1998
                                                             -----------       -------------       ------------

Cash and due from banks                                         6,654,167          4,268,967          5,466,853
Federal funds sold                                              5,355,000          8,425,000          2,855,000
Investment securities available for sale                       11,955,433          9,280,116         12,214,764
Investment securities held to maturity                          6,989,300          9,077,465         12,851,861
Loans, less allowance for loan loss                            65,220,182         72,492,549         69,714,387
Premises and equipment, net                                     1,921,513          1,967,329          1,968,221
Accrued interest receivable                                       534,078            638,441            720,138
Excess cost over fair value of assets acquired                  2,778,539          2,834,124          2,866,474
Other assets                                                    1,853,347          1,522,143          1,145,925
                                                             ------------       ------------       ------------

             Total assets                                     103,261,559        110,506,134        109,803,624
                                                             ============       ============       ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non interest bearing                                           12,259,447         14,151,526         11,048,289
NOW accounts                                                   14,985,198         12,998,223         13,306,067
Savings deposits and money market accounts                      9,616,620         10,283,103         11,045,520
Time deposits of $100,000 or more                              15,138,652         17,489,618         16,655,901
Time deposits of less than $100,000                            39,404,797         43,089,138         45,740,892
                                                             ------------       ------------       ------------
Total deposits                                                 91,404,714         98,011,608         97,796,669
Other Borrowings                                                  282,191               --                 --
Accrued interest payable                                          183,682            270,634            315,659
Other liabilities                                                 351,544            470,861            329,459
Note Payable                                                    1,250,000          1,250,000            855,000
                                                             ------------       ------------       ------------

Total Liabilities                                              93,472,131        100,003,103         99,296,787
                                                             ------------       ------------       ------------

Redeemable common stock                                           237,504            478,744            478,744

Stockholders' Equity
Common stock                                                    1,011,561          1,009,461          1,009,461
Additional paid-in capital                                      9,284,418          9,017,430          9,017,430
Undivided profits (deficit)                                      (664,092)           (41,695)           (27,719)
Net unrealized gain in securities available for sale              (79,963)            39,091             28,920
                                                             ------------       ------------       ------------

Total Stockholders' Equity                                      9,789,428         10,503,031         10,506,836
                                                             ------------       ------------       ------------

Total liabilities and stockholders equity                     103,261,559        110,506,134        109,803,624
                                                             ============       ============       ============




The accompanying notes are an integral part of these consolidated financial statements.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   Condensed Consolidated Statements of Income

       For the Three and Six Months Ended June 30, 1999 and June 30, 1998

                                                                      Unaudited                       Unaudited
                                                                Three months ended                Six months ended
                                                                      June 30,                        June 30,
                                                            ---------------------------      --------------------------
                                                                1999            1998            1999             1998
                                                             ----------       ---------      ----------       ---------

INTEREST INCOME
Interest and fees on loans                                    1,485,614       1,501,100       3,062,752       3,075,283
Interest on investment securities                               252,250         388,166         528,186         665,950
Interest on federal funds sold                                   86,568          51,437         125,101         137,080
Interest on other earning aseets                                   --              --              --              --
                                                             ----------       ---------      ----------       ---------
Total interest income                                         1,824,432       1,940,703       3,716,039       3,878,313
                                                             ----------       ---------      ----------       ---------

INTEREST EXPENSE
Interest bearing demand accounts                                 56,023          70,271         116,804         133,594
Money market accounts                                            47,037          73,610          99,107         131,103
Savings accounts                                                 27,257          25,121          53,886          51,523
Time deposits of less than $100,000                             521,915         613,230       1,077,686       1,264,545
Time deposits of  $100,000 or more                              218,842         289,797         456,909         457,366
Federal funds purchased                                            --              --               732             570
Securities sold under agreements to repurchase                    2,040            --             3,718            --
Other borrowings                                                 28,255          17,296          52,474          35,465
                                                             ----------       ---------      ----------       ---------
Total interest expense                                          901,369       1,089,324       1,861,316       2,074,166
                                                             ----------       ---------      ----------       ---------

Net interest income                                             923,063         851,379       1,854,723       1,804,147
Provision for loan losses                                       605,000          76,174         655,000         123,192
                                                             ----------       ---------      ----------       ---------
Net interest income after the provision for loan losses         318,063         775,205       1,199,723       1,680,955
                                                             ----------       ---------      ----------       ---------

NONINTEREST INCOME
Service charges on deposit accounts                             162,486         362,530         253,664         460,287
Net securities gains (losses)                                      --              --              --              --
Other income                                                     (3,920)         87,950          33,111         142,938
                                                             ----------       ---------      ----------       ---------
Total noninterest income                                        158,566         450,480         286,775         603,225
                                                             ----------       ---------      ----------       ---------

NONINTEREST EXPENSE
Salaries and employee benefits                                  556,833         411,811       1,037,178         824,512
Occupancy and equipment expense                                 134,338         117,048         262,521         225,436
Other operating expense                                         518,048         327,350         900,803         636,209
                                                             ----------       ---------      ----------       ---------
Total noninterest expense                                     1,209,219         856,208       2,200,502       1,686,157
                                                             ----------       ---------      ----------       ---------

Income before provision for income taxes                       (732,589)        369,476        (714,004)        598,023
Provision for income taxes                                     (113,475)         33,662         (91,607)        161,758
                                                             ----------       ---------      ----------       ---------

NET INCOME                                                     (619,114)        335,815        (622,397)        436,265
                                                             ==========       =========      ==========       =========

Basic net income per common share                                 (0.61)           0.33           (0.62)           0.43
Diluted net income per common share                               (0.54)           0.29           (0.54)           0.38
Dividends declared per common share                                --              --              --              --





The accompanying notes are an integral part of these consolidated financial statements.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

            For the Six Months Ended June 30, 1999 and June 30, 1998


                                                       1999              1998
                                                    ----------       -----------
Cash flows from operating activities:
Net income                                            (622,397)          262,308
Adjustments to reconcile net income (loss)
to net cash provided by operating actvities:
Provision for possible loan losses                     655,000           123,192
Provision for depreciation and amortization            176,334           176,076
Accrued interest receivable                            104,363          (274,957)
Accrued interest payable                               (86,952)         (142,085)
Changes in other assets and liabilities:              (734,809)         (295,089)
                                                   -----------       -----------
Net cash used in operating activities                 (508,461)         (150,555)
                                                   -----------       -----------

Cash flows from investing activities:
Purchase of investment securities: AFS              (6,865,216)       (5,115,349)
Purchase of investment securities: HTM                    --          (8,784,905)
Proceeds from security transactions: AFS             4,580,543         2,327,557
Proceeds from security transactions: HTM             1,960,754         4,929,566
Net increase in loans                                6,617,367        (9,559,545)
Purchase of bank premises and equipment                (81,272)         (127,503)
Net cash used in investing activities                6,212,176       (16,330,179)
                                                   -----------       -----------

Cash flows from financing activities:
Net increase in deposits                            (6,606,894)       16,843,967
Net increase in repurchase agreements                  282,191              --
Net increase of notes payable                             --                --
Issuance of common stock                               269,088         1,548,382
                                                   -----------       -----------
Net cash provided by finanacing activities          (6,055,615)       18,392,349
                                                   -----------       -----------

Net increase in cash and cash equivalents             (351,900)        1,911,615

Cash and cash equivalents beginning of period       12,693,967         7,303,892
                                                   -----------       -----------
Cash and cash equivalents end of period             12,009,167         9,215,507
                                                   ===========       ===========

                                                      (684,800)        1,911,615

                                                      (332,900)                0





The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             CORNERSTONE BANCSHARES


 PRESENTATION OF FINANCIAL INFORMATION

 The 1999 financial information in this report has not been audited. The information included herein should be read in conjunction with the notes to consolidated financial statements included in the 1998 Annual Report to Shareholders which was furnished to each shareholder of the Company in March 1999. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

 Consolidation

 The accompanying consolidated financial statements include the accounts of Cornerstone Bancshares Inc. and its sole subsidiary Cornerstone Community Bank.

 Substantially all intercompany transactions, profits and balances have been eliminated.

 Accounting Policies

 During interim periods, the company follows the accounting policies set forth in its 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. Since December 1998, there have been no changes in any accounting principles or practices, or in the method of applying any such principles or practices.

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

 Forward-Looking Statements

 Certain written and oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as "should result, are expected to, we anticipate, we estimate, we project" or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements and the impact of competition. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of making such statements.

 ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 OVERVIEW

               The company ended the first six months of 1999 with total assets of $103 million, a 6.5% decrease from December 31, 1998, and a 5.9% decrease from June 30, 1998. The company reported net income for the second quarter ending June 30, 1999 of $(619,114), or $(0.61) basic earnings per share, compared to $335,815, or $0.33 basic earnings per share, for the same period in 1998. The decline in earnings represents a 284.4% decrease from the second quarter 1998 compared to the second quarter of 1999. The company reported net income for the first six months ending June 30, 1999 of $(622,397), or $(0.62) basic earnings per share, compared to $436,265, or $0.43 basic earnings per share, for the same period in 1998. The decline in earnings represents a 242.7% decrease from the first six months in 1998 compared to the same period in 1999.

               The decrease in net income from June 1998 to June 1999 is primarily due to a two-phase plan to move Cornerstone Bancshares back to high quality financial institution status. The first phase consisted of a complete reorganization of the executive staff and an extensive review of lending and accounting procedures. In the second phase, corrective actions were taken to improve the loan portfolio's credit quality and accounting charges to correct the general ledger. The result of the first phase created higher salaries as the Bank hired expertise needed to remain competitive and in compliance with all Federal laws. In addition, the Bank incurred higher than normal professional and legal expenses as management reviewed the loan portfolio. In the second phase management and the Board charged off all substandard loans and brought the loan quality back to an acceptable quality level. The result was an unusually large loan loss provision for the quarter of $605,000.

 FINANCIAL CONDITION

               Earning Assets. Average earning assets for three months ending June 30, 1999 decreased $5.7 million or 5.9% below June 1998, while actual earning assets decreased $8.1 million or 8.3% during the same time period. The average balance decrease was due to a general pull back from the origination process while the Bank's lenders concentrated on technical exceptions and created action plans for their substandard loans

               Loan Portfolio. Cornerstone's average loans for the second three months of 1999 were $66.72 million, no change from the second quarter in 1998, while actual balances decreased to $66.2 million, an decrease of 6.6% below $70.8 million in loans in June 1998. Funds generated from the loan runoff funded an increase in federal funds due to undesirable yields in investment securities.

               Management is anticipating increased loan growth (more than 10%) for the remainder of the year in actual balances, with a similar increase in average balances. However, the amount of such growth, if any, will depend upon general economic conditions.

               Investment Portfolio. Cornerstone's investment securities portfolio decreased by 24.4% or $6.1 million from June 1998 to June 1999. The management of the Bank decided securities yields were undesirable relative to federal funds and did not reinvest mortgage runoff until late in the months of May and June. Cornerstone maintains an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include Gap Management, Liquidity, Pledging, Return, and Local Community Support in that order of priority. Cornerstone maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at book value. As of June 30, 1999, unrealized losses in the "Available for Sale" portfolio amounted to $121,156 or 1.0% decrease in value of the AFS securities.

               Deposits. Cornerstone's average deposits decreased $7.0 million or 8.1% from June 1998 to June 1999, while actual deposit balances decreased $6.3 million or 6.5%. The largest portion of decrease was a $7.8 million, or 12.6% decrease in time deposits. This is due to Cornerstone's strategy to only pay premium rates for certificates of deposit when loan growth dictates additional funding. Transaction accounts are continuously solicited from new customers and existing customers. Transaction accounts are the Bank's highest priority and will provide the bank with an increased net interest margin.

               Capital Resources. Stockholders' equity decreased $0.7 million or 6.8% to $9.8 million as of June 30, 1998, compared with $10.5 at June 30, 1998. This decrease was primarily due to losses sustained from operations.

 RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

               Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

               Net interest income for the second three months of 1999 decreased $112,000 or 11.0% below net interest income earned as of June 1998. The decrease in net interest income as of June 30, 1999 is primarily due to a decrease in the Bank's net interest spread on earning assets, which dropped from 3.76% to 3.49% in 1999. Reduced loan yields caused by loans being placed on non-accrual contributed the majority of the net interest spread reduction.

               Interest income decreased $303,000 or 14.4% as of June 1999 compared to June 1998. Interest income produced by the loan portfolio decreased $203,000 or 12.1% from June 1998 to June 1999 due to the decrease in average yields for the period. Two factors contributed to the reduction of loan yields. First, in the above mentioned review of all loans, many loans were placed on non-accrual and previously booked interest income had to be reversed. In addition, during this period of corrective actions loan originations paused and loan fee income was greatly reduced. Interest income on investment securities and federal funds decreased $101,000 or 23.0% from June 1998 to June 1999, due primarily to reduced deposit balances and a short maturity duration to protect against a large interest rate swing.

               Total interest expense decreased $191,000 or 17.5% from June 30, 1998 to June 30, 1999. The interest expense decrease from the second quarter of 1998 to the second quarter of 1999 is primarily due to the active management of the management ALCO committee to reduce certificate of deposit exposure and lower general rates to the market norm while the loan portfolio review slowed funding needs.

               The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin at June 30, 1999 was 4.03%. The yield on earning assets decreased 79 basis points to 8.01% at June 30, 1999 from 8.80% at June 30, 1998.

               The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the asset and liability mix during late 1998 and second quarter 1999, the interest rate spread was 3.49%, a decrease of 27 basis points from June 1998 to June 1999.

               Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1,030,243 for June 1999 in the allowance for loan loss account reflects the full known extent of credit exposure. This amount includes a provision of $250,000 suggested by the joint FDIC and State Regulators to adequately handle classified loans. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

               Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of June 30, 1999 Cornerstone had $1,052,287 in non-accrual loans and $1,342,538 in non-performing loans.

               Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Excluding gains from the sale of loans, total non-interest income decreased by $291,914 or 65% from June 1998 to June 1999.

               Non-interest Expense. Non-interest expense for the second three months of 1999 increased by $353,011 or 41.2% as compared to the second three months in 1998. Salaries and employee benefits increased by $145,022 or 35.2% in June 1999 over June 1998. Occupancy expense as of June 30, 1999 increased by $17,290 or 14.8% over the same period in 1998. All other non-interest expenses at June 30, 1999 increased $190,698 or 58.3% over the non-interest expenses as of June 30, 1998, primarily due to an increase in professional fees, and miscellaneous charge-offs.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

               Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

               Net interest income for the first six months of 1999 decreased $50,576 or 2.8% below net interest income earned as of June 1998. The decrease in net interest income as of June 30, 1999 is primarily due to a decrease in the Bank's net interest spread on earning assets, which dropped from 3.78% to 3.52% in 1999. Reduced loan yields caused by loans being placed on non-accrual contributed the majority of the net interest spread reduction.

               Interest income decreased $162,274 or 4.2% as of June 1999 compared to June 1998. Interest income produced by the loan portfolio decreased $12,531 or .4% from June 1998 to June 1999 due to the decrease in average yields for the period. Two factors contributed to the reduction of loan yields. First, in the above mentioned review of all loans, many loans were placed on non-accrual and previously booked interest income had to be reversed. In addition, during this period of corrective actions loan originations paused and loan fee income was greatly reduced. Interest income on investment securities and federal funds decreased $149,743 or 18.6% from June 1998 to June 1999, due primarily to reduced deposit balances and a short maturity duration to protect against a large interest rate swing.

               Total interest expense decreased $212,850 or 10.3% from June 30, 1998 to June 30, 1999. The interest expense decrease from the first half of 1998 to the first half of 1999 is primarily due to the active management of the management ALCO committee to reduce certificate of deposit exposure and lower general rates to the market norm while the loan portfolio review slowed funding needs.

               The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin at June 30, 1999 was 4.07%. The yield on earning assets decreased 76 basis points to 8.15% at June 30, 1999 from 8.91% at June 30, 1998.

               The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the asset and liability mix during late 1998 and second quarter 1999, the interest rate spread was 3.52%, a decrease of 26 basis points from June 1998 to June 1999.

               Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1,030,243 for June 1999 in the allowance for loan loss account reflects the full known extent of credit exposure. This amount includes a provision of $250,000 suggested by the joint FDIC and State Regulators to adequately handle classified loans. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

               Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of June 30, 1999 Cornerstone had $1,052,287 in non-accrual loans and $1,342,538 in non-performing loans.

               Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Excluding gains from the sale of loans, total non-interest income decreased by $316,450 or 52% from June 1998 to June 1999.

               Non-interest Expense. Non-interest expense for the first six months of 1999 increased by $514,345 or 30.5% as compared to the first six months in 1998. Salaries and employee benefits increased by $212,666 or 25.8% in June 1999 over June 1998. Occupancy expense as of June 30, 1999 increased by $37,085 or 16.4% over the same period in 1998. All other non-interest expenses at June 30, 1999 increased $264,594 or 41.6% over the non-interest expenses as of June 30, 1998, primarily due to an increase in professional fees, and miscellaneous charge-offs.

ADDITIONAL INFORMATION

     The following tables set forth weighted yields earned by Cornerstone on its earning assets and the weighted average rates paid on its deposits and other interest-bearing liabilities for the six months and three months ended June 30, 1999 and June 30, 1998 (fully taxable equivalent; dollars in thousands).

                                                                                Six months ended
                                                                                    June 30,
                                               ----------------------------------------------------------------------------
                                                                  1999                                   1998
                                               ----------------------------------------------------------------------------
Assets                                                Average    Income/     Yield/        Average      Income/     Yield/
                                                      Balance    Expense     Rate          Balance      Expense     Rate
                                               ----------------------------------------------------------------------------

Earning Assets:
Loans, net of unearned income                         69,277      3,063      8.92%           63,632      3,075       9.75%
Investment securities                                 22,681        653      5.81%           24,153        803       6.70%
Other earning assets                                    --                                     --
                                               ------------------------                  ---------------------
Total earning assets                                  91,958      3,716      8.15%           87,785      3,878       8.91%
Allowance for loan losses                             (1,116)                                  (802)
Cash and other assets                                 12,178                                 15,690
                                               ------------------------                  ---------------------
             TOTAL ASSETS                            103,020                                102,673
                                               =============                             ==========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits                      13,401        117      1.76%           12,060        134       2.23%
Savings deposits                                       9,641        153      3.20%            9,817        183       3.75%
Time deposits                                         40,557      1,078      5.36%           45,573      1,265       5.60%
Time deposits of $100,000 or more                     16,073        457      5.73%           13,212        457       6.98%
Federal funds and securities sold under

Agreement to repurchase                                  193          4      4.65%               20          1       5.75%
Other borrowings                                       1,250         52      8.47%              855         35       8.37%
                                               ------------------------                  ---------------------
Total interest bearing liabilities                    81,115      1,861      4.63%           81,537      2,074       5.13%
                                                                -------                               --------
Net interest spread                                               1,855                                  1,804
                                                                =======                               ========
Noninterest bearing demand deposits                   10,597                                  9,662
Accrued expenses and other liabilities                   956                                  1,112
Stockholders' equity                                  10,352                                 10,364
                                               -------------                             ----------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                    103,020                                102,673
                                               =============                             ==========

Net interest margin on earning assets                                        4.07%                                   4.14%
                                                                           ======                                 =======

Net interest spread on earning assets                                        3.52%                                   3.78%
                                                                           ======                                 =======


                                                                               Three months ended
                                                                                    June 30,
                                                ----------------------------------------------------------------------------
                                                                  1999                                  1998
                                               ----------------------------------------------------------------------------
Assets                                              Average      Income/     Yield/        Average      Income/     Yield/
                                                    Balance      Expense      Rate         Balance      Expense     Rate
                                               ----------------------------------------------------------------------------
Earning Assets:
Loans, net of unearned income                         66,671      1,469      8.84%           66,795      1,672      10.04%
Investment securities                                 23,840        339      5.70%           29,408        440       6.00%
Other earning assets                                    --                                      --
                                               ------------------------                  ---------------------
Total earning assets                                  90,511      1,808      8.01%           96,203      2,111       8.80%
Allowance for loan losses                               (874)                                  (900)
Cash and other assets                                 11,393                                 12,888
                                               -------------                             ---------------------
             TOTAL ASSETS                            101,030                                108,191
                                               =============                             ==========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits                      13,646         56      1.65%           13,451         70       2.10%
Savings deposits                                       9,378         74      3.18%           10,596         99       3.74%
Time deposits                                         39,507        522      5.30%           46,486        613       5.29%
Time deposits of $100,000 or more                     15,657        219      5.61%           15,259        290       7.62%
Federal funds and securities sold under
Agreement to repurchase                                  222          2      3.62%               --          0       0.00%
Other borrowings                                       1,250         25      8.02%              855         17       7.98%
                                               ------------------------                  ---------------------
Total interest bearing liabilities                    79,660        898      4.52%           86,647      1,089       5.04%
                                                                -------                               --------
Net interest spread                                                 910                                  1,022
                                                                =======                               ========
Noninterest bearing demand deposits                   10,478                                  9,955
Accrued expenses and other liabilities                   692                                    806
Stockholders' equity                                  10,201                                 10,783
                                                                                         ----------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                    101,030                                108,191
                                               =============                             ==========

Net interest margin on earning assets                                        4.03%                                   4.26%
                                                                           ======                                 =======

Net interest spread on earning assets                                        3.49%                                   3.76%
                                                                           ======                                 =======


     The following table presents data related to Cornerstone's reserve for loan losses at June 30, 1999 and March 31, 1999.


                                         -----------------------------------
                                                         1999
                                         -----------------------------------
Quarter Ending                              June 30                March 31
                                         -----------------------------------

Balance at beginning of period             1,208,311              1,400,000
Loans charged-off                           (858,844)              (304,209)
Loans recovered                               75,777                 62,520
                                         -----------------------------------
Net Charge-offs (recoveries)                (783,068)              (241,689)
Provision for loan losses charged
to expense                                   605,000                 50,000
                                         -----------------------------------
Balance at end of period                   1,030,243              1,208,311
                                         ===================================

Allowance for loan losses as a
percentage of average loans
outstanding for the period                     1.545%                 1.679%

Allowance for loan losses as a
percentage of nonperforming assets
and loans 90 days past due
outstanding for the period                    76.738%               125.368%

Annualized QTD net charge-offs as
a percentage of average loans
outstanding for the period                    -4.698%                -1.344%

Annualized YTD net charge-offs as             -3.352%                -0.843%
a percentage of average loans
outstanding for the period

YTD Average Outstanding Loans             69,396,000             72,150,000

QTD Average Outstanding Loans             66,670,912             71,950,537

Nonperforming assets and                   1,342,538                963,808
loans 90 days past due


                          PART II -- OTHER INFORMATION



 ITEM 1. LEGAL PROCEEDINGS

         None.

 ITEM 2. CHANGES IN SECURITIES

         None.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

 ITEM 5. OTHER INFORMATION

         None.

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  27 -- Financial Data Schedule (For SEC Use Only)

         (b) There have been no Current Reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CORNERSTONE BANCSHARES, INC.
                                       (Registrant)

 Date: August 13, 1999

                                       /s/ Gregory B. Jones
                                       ----------------------------------------
                                       President & Chief Executive Officer


 Date: August 13, 1999                 /s/ Nathaniel F. Hughes
                                       ----------------------------------------
                                       Chief Financial Officer