Form 10-Q/A
period 1999-06-30
CORNERSTONE BANCSHARES INC
filed 1999-08-24
CIK 1038773

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

            For the Six Months Ended June 30, 1999 and June 30, 1998


                                                       1999              1998
                                                    ----------       -----------
Cash flows from operating activities:
Net income                                            (622,397)          262,308
Adjustments to reconcile net income (loss)
to net cash provided by operating actvities:
Provision for possible loan losses                     655,000           123,192
Provision for depreciation and amortization            176,334           176,076
Accrued interest receivable                            104,363          (274,957)
Accrued interest payable                               (86,952)         (142,085)
Changes in other assets and liabilities:              (734,809)         (295,089)
                                                   -----------       -----------
Net cash used in operating activities                 (508,461)         (150,555)
                                                   -----------       -----------

Cash flows from investing activities:
Purchase of investment securities: AFS              (6,865,216)       (5,115,349)
Purchase of investment securities: HTM                    --          (8,784,905)
Proceeds from security transactions: AFS             4,247,643         2,327,557
Proceeds from security transactions: HTM             1,960,754         4,929,566
Net increase in loans                                6,617,367        (9,559,545)
Purchase of bank premises and equipment                (81,272)         (127,503)
Net cash used in investing activities                5,879,276       (16,330,179)
                                                   -----------       -----------

Cash flows from financing activities:
Net increase in deposits                            (6,606,894)       16,843,967
Net increase in repurchase agreements                  282,191              --
Net increase of notes payable                             --                --
Issuance of common stock                               269,088         1,548,382
                                                   -----------       -----------
Net cash provided by finanacing activities          (6,055,615)       18,392,349
                                                   -----------       -----------

Net increase in cash and cash equivalents             (684,800)        1,911,615

Cash and cash equivalents beginning of period       12,693,967         7,303,892
                                                   -----------       -----------
Cash and cash equivalents end of period             12,009,167         9,215,507
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

 Date: August 24, 1999

                                       /s/ Gregory B. Jones
                                       ----------------------------------------
                                       President & Chief Executive Officer


 Date: August 24, 1999                 /s/ Nathaniel F. Hughes
                                       ----------------------------------------
                                       Chief Financial Officer