Form 10-Q
period 1999-09-30
CORNERSTONE BANCSHARES INC
filed 1999-11-15
CIK 1038773

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

[ ]          TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------     -----------------

Commission file number  333-26699

                          CORNERSTONE BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

            TENNESSEE                                          62-1173944
(State of other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

                                  6401 SUITE B
                                   LEE CORNERS
                          CHATTANOOGA, TENNESSEE 37421
                    (Address of principal executive offices)

                                 (423) 385-3000
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,166,329 SHARES OF COMMON STOCK AS OF SEPTEMBER 30, 1999.

PART I -- FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION

                                                              Unaudited                     Unaudited
                                                             September 30,    December 31,  September 30,
                                                                 1999            1998           1998
                                                             ------------    ------------    -----------
                              ASSETS

Cash and due from banks                                         4,171,067       4,268,967      6,851,654
Federal funds sold                                              2,000,000       8,425,000        580,000
Investment securities available for sale                       13,722,139       9,280,116     10,172,059
Investment securities held to maturity                          6,128,973       9,077,465     10,818,912
Loans, less allowance for loan loss                            69,287,556      72,492,549     74,139,182
Premises and equipment, net                                     2,057,900       1,967,329      1,988,039
Accrued interest receivable                                       653,862         638,441        674,697
Excess cost over fair value of assets acquired                  2,750,747       2,834,124      2,861,917
Other assets                                                    1,893,773       1,522,143      1,601,869
                                                             ------------    ------------    -----------
             Total assets                                     102,666,018     110,506,134    109,688,328
                                                             ============    ============    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non interest bearing                                           10,886,803      14,151,526      9,496,581
NOW accounts                                                   15,282,557      12,998,223     13,287,953
Savings deposits and money market accounts                     10,488,031      10,283,103     12,000,219
Time deposits of $100,000 or more                              15,860,872      17,489,618     19,120,251
Time deposits of less than $100,000                            36,726,204      43,089,138     43,035,159
                                                             ------------    ------------    -----------
Total deposits                                                 89,244,467      98,011,608     96,940,164
Other Borrowings                                                1,044,188              --             --
Accrued interest payable                                          175,469         270,634        270,773
Other liabilities                                                 331,655         470,861        616,471
Note Payable                                                           --       1,250,000      1,250,000
                                                             ------------    ------------    -----------
Total Liabilities                                              90,795,779     100,003,103     99,077,408
                                                             ------------    ------------    -----------

Redeemable common stock                                           237,504         478,744        478,744

Stockholders' Equity
Common stock                                                    1,166,329       1,009,461      1,009,461
Additional paid-in capital                                     11,124,634       9,017,430      9,017,430
Undivided profits (deficit)                                      (559,890)        (41,695)        68,076
Net unrealized gain in securities available for sale              (98,338)         39,091         37,209
                                                             ------------    ------------    -----------
Total Stockholders' Equity                                     11,870,239      10,503,031     10,610,920
                                                             ------------    ------------    -----------
Total liabilities and stockholders equity                     102,666,018     110,506,134    109,688,328
                                                             ============    ============    ===========

CONSOLIDATED STATEMENTS OF INCOME

                                                                  Unaudited                 Unaudited
                                                             Three months ended         Nine months ended
                                                                September 30,              September 30,
                                                          ------------------------    -----------------------
                                                             1999          1998          1999         1998
                                                          ----------    ----------    ----------    ---------
INTEREST INCOME
Interest and fees on loans                                 1,626,935     1,750,144     4,689,687    4,825,427
Interest on investment securities                            305,513       341,449       833,699    1,007,399
Interest on federal funds sold                                36,293        17,485       161,394      154,565
Interest on other earning assets                                  --            --            --           --
                                                          ----------    ----------    ----------    ---------
Total interest income                                      1,968,741     2,109,078     5,684,780    5,987,391
                                                          ----------    ----------    ----------    ---------
INTEREST EXPENSE
Interest bearing demand accounts                              55,565        61,759       172,369      195,353
Money market accounts                                         56,988        85,416       156,095      216,519
Savings accounts                                              27,466        25,827        81,352       77,350
Time deposits of less than $100,000                          515,312       628,126     1,592,998    1,892,671
Time deposits of  $100,000 or more                           202,828       272,926       659,737      730,292
Federal funds purchased                                          300         6,336         1,032        6,906
Securities sold under agreements to repurchase                 6,551            --        10,269           --
Other borrowings                                              14,648        20,742        67,122       56,207
                                                          ----------    ----------    ----------    ---------
Total interest expense                                       879,658     1,101,132     2,740,974    3,175,298
                                                          ----------    ----------    ----------    ---------
Net interest income                                        1,089,084     1,007,946     2,943,807    2,812,093
Provision for loan losses                                    105,000       183,478       760,000      306,670
                                                          ----------    ----------    ----------    ---------
Net interest income after the provision for loan losses      984,084       824,468     2,183,807    2,505,423
                                                          ----------    ----------    ----------    ---------
NONINTEREST INCOME
Service charges on deposit accounts                          120,063       165,955       373,727      626,242
Net securities gains (losses)                                     --            --            --           --
Other income                                                  31,518        (4,721)       64,629      138,217
                                                          ----------    ----------    ----------    ---------
Total noninterest income                                     151,581       161,234       438,356      764,459
                                                          ----------    ----------    ----------    ---------
NONINTEREST EXPENSE
Salaries and employee benefits                               568,057       430,399     1,605,235    1,254,911
Occupancy and equipment expense                              135,221       100,006       397,742      325,442
Other operating expense                                      387,143       375,079     1,287,946    1,011,288
                                                          ----------    ----------    ----------    ---------
Total noninterest expense                                  1,090,420       905,484     3,290,922    2,591,641
                                                          ----------    ----------    ----------    ---------
Income before provision for income taxes                      45,245        80,218      (668,760)     678,241
Provision for income taxes                                   (58,957)      (47,683)     (150,564)     114,075
                                                          ----------    ----------    ----------    ---------
NET INCOME                                                   104,202       127,901      (518,196)     564,166
                                                          ==========    ==========    ==========    =========
Basic net income per common share                               0.09          0.13         (0.44)        0.56
Diluted net income per common share                             0.08          0.11         (0.40)        0.49
Dividends declared per common share                               --            --            --           --

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30

                                                    1999           1998
                                                -----------    -----------
Cash flows from operating activities:
Net income                                         (518,196)       564,166
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
Provision for possible loan losses                  760,000        306,670
Net Charge-offs                                  (1,174,766)      (271,604)
Provision for depreciation and amortization         265,846        242,101
Accrued interest receivable                         (15,421)       (90,251)
Accrued interest payable                            (95,165)        54,778
Changes in other assets and liabilities:           (443,016)      (691,860)
                                                -----------    -----------
Net cash used in operating activities            (1,220,717)       114,000
                                                -----------    -----------
Cash flows from investing activities:
Purchase of investment securities: AFS           (9,295,372)    (6,365,349)
Purchase of investment securities: HTM                   --     (8,856,080)
Proceeds from security transactions:  AFS         5,039,365      5,602,129
Proceeds from security transactions:  HTM         2,557,272      6,920,641
Net increase in loans                             3,619,759    (13,762,936)
Purchase of bank premises and equipment            (273,085)      (181,752)
                                                -----------    -----------
Net cash used in investing activities             1,647,939    (16,643,347)
                                                -----------    -----------
Cash flows from financing activities:
Net increase in deposits                         (8,767,141)    15,108,726
Net increase in repurchase agreements             1,044,188             --
Net increase of notes payable                    (1,250,000)            --
Issuance of common stock                          2,022,832      1,548,382
                                                -----------    -----------
Net cash provided by financing activities        (6,950,121)    16,657,108
                                                -----------    -----------
Net increase in cash and cash equivalents        (6,522,899)       127,761

Cash and cash equivalents beginning of period    12,693,967      7,303,892
                                                -----------    -----------
Cash and cash equivalents end of period           6,171,067      7,431,654
                                                ===========    ===========

Cornerstone Bancshares, Inc and Subsidiary
Changes in Stockholders' Equity
September 30, 1999

                                                                                                      Accumulated
                                                                               Additional   Retained     Other          Total
                                                 Comprehensive   Common          Paid-in    Earnings  Comprehensive  Stockholders'
                                                     Income       Stock          Capital    (Deficit)    Income         Equity
                                                 -------------   ------          -------    --------  -------------  -------------
BALANCE, December 31, 1998                                      1,009,461       9,017,430    (41,695)     39,091      10,024,287

     Purchase of Treasury stock                                   (19,352)       (251,576)                              (270,928)

     Sale of Treasury Stock                                        19,352         251,576                                270,928

     Issuance of Common Stock                                     156,868       1,865,964                              2,022,832

     Prior Year Redeemable Common Stock                                           478,744                                478,744

     Current Year Redeemable Common Stock                                        (237,504)                              (237,504)

     Comprehensive Income:
        Net Income                                (518,195)                                 (518,195)                   (518,195)

        Other comprehensive income, net of tax:
            Unrealized holding gains (losses)
             on securities available for sale,
             net of reclassification adjustment   (137,429)                                             (137,429)       (137,429)
                                                  --------      ---------      ----------   --------     -------      ----------
        Total comprehensive income                (655,624)
                                                  ========
BALANCE, October 31, 1999                                       1,166,329      11,124,634   (559,890)    (98,338)     11,632,735
                                                                =========      ==========   ========     =======      ==========

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

Accounting Policies

During interim periods, Cornerstone Bancshares follows the accounting policies set forth in its 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. Since December 1998, there have been no changes in any accounting principles or practices, or in the method of applying any such principles or practices.

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

Earnings Per Common Share

Basic earnings per share ("EPS") is computed by dividing income available to common shareholders (numerator) by the number of common shares outstanding (denominator). Diluted EPS is computed by dividing income available to common shareholders (numerator) by the number of shares outstanding (denominator). The adjusted number of shares outstanding reflects the potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock resulting in the issuance of common stock that share in the earnings of the entity.

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

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 OVERVIEW

              The company ended the first nine months of 1999 with total assets of $103 million, a 7.1% decrease from December 31, 1998, and a 6.8% decrease from September 30, 1998. The company reported net income for the third quarter ending September 30, 1999 of $104,202, or $0.09 basic earnings per share, compared to $127,901 or $0.13 basic earnings per share, for the same period in 1998. The decline in earnings represents an 18.5% decrease from the third quarter 1998 compared to the third quarter of 1999. The company reported net income for the first nine months ending September 30, 1999 of $(518,196), or $(0.44) basic earnings per share, compared to $564,166 or $0.56 basic earnings per share, for the same period in 1998. The decline in earnings represents a 191.9% decrease from the first nine months in 1998 compared to the same period in 1999.

              The decrease in net income from September 1998 to September 1999 is primarily due to a two-phase plan to move Cornerstone Bancshares back to a high quality financial institution status. The first phase consisted of a complete reorganization of the executive staff and an extensive review of lending and accounting procedures. In the second phase, corrective actions were taken to improve the loan portfolio's credit quality and accounting charges to correct the general ledger. The result of the first phase created higher salaries as the Bank hired expertise needed to remain competitive and in compliance with all Federal laws. In addition, the Bank incurred higher than normal professional and legal expenses as management reviewed the loan portfolio. In the second phase management and the Board charged off all substandard loans and brought the loan quality back to an acceptable quality level. The result was an unusually large loan loss provision for the year of $760,000. Earnings should improve in the short-term as the Bank loan quality improves and in the long-term as the Bank grows in size to optimize the new expertise acquired to improve the Bank's financial status.

 FINANCIAL CONDITION

              Earning Assets. Average earning assets for three months ending September 30, 1999 decreased $7.6 million or 6.9% below September 1998, while actual earning assets decreased $7.0 million or 7.2% during the same time period. The average balance decrease was due to a general pull back from aggressive deposit pricing in order to maintain the Bank's mix of earning assets while the Bank's lenders concentrated on technical exceptions and created action plans for their substandard loans.

              Management expects average earning assets to increase less than 5.0% for the remainder of the year and anticipates faster growth in the first and second quarter of 2000.

              Loan Portfolio. Cornerstone's average loans for the third three months of 1999 were $68.5 million, a decrease of $5.0 million or 6.9% from the third quarter in 1998, while actual balances decreased to $70.2 million, an decrease of 7.1% below $75.5 million in loans in September 1998.

              Management is anticipating increased loan growth (more than 8%) for the remainder of the year in actual balances, with a larger increase in average balances. However, the amount of such growth, if any, will depend upon general economic conditions.

              Investment Portfolio. Cornerstone's investment securities portfolio decreased by 8.1% or $2.0 million from September 1998 to September 1999. Cornerstone maintains an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include Gap Management, Liquidity, Pledging, Return, and Local Community Support in that order of priority. Cornerstone maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at book value. As of September 30, 1999, unrealized losses in the "Available for Sale" portfolio amounted to $142,790 or 1.0% decrease in value of the Available For Sale securities.

              Deposits. Cornerstone's average deposits decreased $8.0 million or 8.2% from September 1998 to September 1999, while actual deposit balances decreased $6.7 million or 6.9%. The 1999 deposit numbers used in the above calculation include commercial repurchase agreements, arranged with Cornerstone's larger deposit customers. The largest portion of decrease was a $9.6 million, or 15.3% decrease in time deposits. This is due to Cornerstone's strategy to only pay premium rates for certificates of deposit when loan growth dictates additional funding. Transaction accounts are continuously solicited from new customers and existing customers. Transaction accounts are the Bank's highest priority and will provide the Bank with an increased net interest margin.

              Capital Resources. Stockholders' average equity increased $0.3 million or 2.6% to $11.1 million for the three months ending September 30, 1999, compared with $10.8 during the same three months ending September 30, 1998. Actual equity increased $1.3 million or 11.9% from September 1998 to September 1999. This increase was primarily due to a capital program to encourage warrant holders to exercise their warrants with net proceeds of approximately $2 million. The balance represents current year losses sustained from operations and proceeds not collected as of the end of the reporting period.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)

                                                                       Three months ended
                                                                         September 30,
                                             ---------------------------------------------------------------------
                                                             1999                                  1998
                                             --------------------------------      -------------------------------
                                             Average        Income/    Yield/      Average        Income/    Yield/
                                             Balance        Expense     Rate       Balance        Expense     Rate
                                             -------        -------     ----       -------        -------     ----
Assets
Earning Assets:
Loans, net of unearned income                 68,514         1,627      9.42%       73,542         1,758      9.48%
Investment securities                         22,604           335      5.88%       24,601           369      5.96%
Other earning assets                              --                                    --
                                             -------         -----                 -------         -----
Total earning assets                          91,117         1,962      8.64%       98,143         2,127      8.69%
Allowance for loan losses                       (998)                               (1,077)
Cash and other assets                         11,541                                12,162
                                             -------                               -------
             TOTAL ASSETS                    101,661                               109,228
                                             =======                               =======

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits              13,781            55      1.60%       12,249            65      2.10%
Savings deposits                              10,005            85      3.35%       11,666           113      3.83%
Time deposits                                 38,288           505      5.24%       44,638           635      5.64%
Time deposits of $100,000 or more             15,397           213      5.48%       17,109           274      6.36%
Federal funds and securities sold under
  Agreement to repurchase                        652             7      4.17%          428             6      5.85%
Other borrowings                                 408            15      8.25%          988            21      8.42%
                                                             -----                                 -----
Total interest bearing liabilities            78,529           880      4.49%       87,079         1,114      5.13%
                                                             -----                                 -----
Net interest spread                                          1,082                                 1,013
                                                             =====                                 =====
Noninterest bearing demand deposits           11,372                                10,484
Accrued expenses and other liabilities           669                                   849
Stockholders' equity                          11,092                                10,816
                                             -------                               -------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY            101,661                               109,228
                                             =======                               =======

Net interest margin on earning assets                                   4.76%                                 4.14%
                                                                        ====                                  ====
Net interest spread on earning assets                                   4.14%                                 3.56%
                                                                        ====                                  ====

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

              Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

              Net interest income for the third three months of 1999 increased $81,138 or 8.0% above net interest income earned as of September 1998. The increase in net interest income as of September 30, 1999 is primarily due to a increase in the Bank's net interest margin on earning assets, which rose from 4.14% to 4.76% in 1999, and a smaller provision to loan loss. The increased margin was a result of management's efforts to change the deposit mix from certificate of deposit based to a transaction account deposit base. The strategic direction has produced material improvements in the net interest margin and should continue to assist the Bank's earnings in the future. The lower provision represents an improvement in the loan portfolio's quality, but reflects no future direction.

              Interest income decreased $140,337 or 6.7% as of September 1999 compared to September 1998. Interest income produced by the loan portfolio decreased $123,209 or 7.0% from September 1998 to September 1999 due to the decrease in average loans outstanding for the period. Management estimates the average balances will increase, but will restrain origination of these loans to insure quality standards and documentation are maintained. Interest income on investment securities and federal funds decreased $17,128 or 4.8% from September 1998 to September 1999, due primarily to reduced deposit balances and the purchase of lower yielding securities which reduced the Bank's interest rate risk and gave the Bank a more predictable cash-flow.

              Total interest expense decreased $221,474 or 20.11% from September 30, 1998 to September 30, 1999. The interest expense decrease from the third quarter of 1998 to the third quarter of 1999 is primarily due to the active management of the ALCO committee to reduce certificate of deposit exposure and lower general rates to the market norm while the loan portfolio review slowed funding needs.

              The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin at September 30, 1999 was 4.76%. The yield on earning assets decreased 5 basis points to 8.64% at September 30, 1999 from 8.69% at September 30, 1998.

              The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the asset and liability mix during late 1998 and third quarter 1999, the interest rate spread was 4.14%, an increase of 58 basis points from September 1998 to September 1999.

              Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $985,234 for September 1999 in the allowance for loan loss account reflects the full known extent of credit exposure. This amount includes a provision of $105,000 made in the third quarter of 1999. The Bank anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

              Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of September 30, 1999 Cornerstone had $919,270 in non-accrual loans and $1,258,493 in non-performing loans.

              Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income decreased by $45,892 or 28.5% from September 1998 to September 1999.

              Non-interest Expense. Non-interest expense for the third three months of 1999 increased by $184,936 or 20.4% as compared to the third three months in 1998. Salaries and employee benefits increased by $137,718 or 32.0% in September 1999 over September 1998. Occupancy expense as of September 30, 1999 increased by $35,215 or 35.2% over the same period in 1998. All other non-interest expenses at June 30, 1999 increased $12,064 or 3.2% over the non-interest expenses as of September 30, 1998.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)

                                                                       Nine months ended
                                                                         September 30,
                                             ---------------------------------------------------------------------
                                                             1999                                  1998
                                             --------------------------------      -------------------------------
                                             Average        Income/    Yield/      Average        Income/    Yield/
                                             Balance        Expense     Rate       Balance        Expense     Rate
                                             -------        -------     ----       -------        -------     ----
Assets
Earning Assets:
Loans, net of unearned income                 68,922         4,690      9.10%       66,842         4,825      9.65%
Investment securities                         22,662           995      5.87%       24,319         1,162      6.39%
Other earning assets                              --                                    --
                                             -------         -----                 -------         -----
Total earning assets                          91,585         5,685      8.30%       91,161         5,987      8.78%
Allowance for loan losses                     (1,076)                                 (861)
Cash and other assets                         11,951                                14,077
                                             -------                               -------
             TOTAL ASSETS                    102,459                               104,377
                                             =======                               =======

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits              13,530           172      1.70%       12,123           195      2.15%
Savings deposits                               9,760           237      3.25%       10,439           294      3.76%
Time deposits                                 39,805         1,593      5.35%       45,272         1,893      5.59%
Time deposits of $100,000 or more             15,846           660      5.57%       14,520           730      6.72%
Federal funds and securities sold under
Agreement to repurchase                          338            11      4.47%          148             7      6.23%
Other borrowings                                 999            67      8.98%          898            56      8.37%
                                                             -----                 -------         -----
Total interest bearing liabilities            80,278         2,741      4.56%       83,400         3,175      5.09%
                                                             -----                                 -----
Net interest spread                                          2,944                                 2,812
                                                             =====                                 =====
Noninterest bearing demand deposits           10,858                                 9,710
Accrued expenses and other liabilities           852                                 1,337
Stockholders' equity                          10,589                                10,518
                                             -------                               -------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY            102,577                               104,965
                                             =======                               =======

Net interest margin on earning assets                                   4.30%                                 4.12%
                                                                        ====                                  ====
Net interest spread on earning assets                                   3.73%                                 3.69%
                                                                        ====                                  ====

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

              Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

              Net interest income for the first nine months of 1999 increased $131,714 or 4.7% above net interest income earned as of September 1998. The increase in net interest income as of September 30, 1999 is primarily due to an increase in the Bank's net interest margin on earning assets, which rose from 4.12% to 4.3% in 1999. Reduced deposit costs caused by a change in the deposit mix from certificates of deposits to transaction accounts contributed the majority of the net interest margin increase.

              Interest income decreased $302,611 or 5.1% as of September 1999 compared to September 1998. Interest income produced by the loan portfolio decreased $135,740 or 2.8% from September 1998 to September 1999 due to the decrease in average yields for the period. Two factors contributed to the reduction of loan yields. In the first half of the year a review of all loans placed many loans on non-accrual and previously booked interest income was reversed. In addition, during this period of corrective actions loan originations paused and loan fee income was greatly reduced. Interest income on investment securities and federal funds decreased $166,871 or 14.4% from September 1998 to September 1999, due primarily to reduced deposit balances.

              Total interest expense decreased $434,324 or 13.7% from September 30, 1998 to September 30, 1999. The interest expense decrease is primarily due to the active management of the ALCO committee to reduce certificate of deposit exposure and lower general rates to the market norm while the loan portfolio review slowed funding needs.

              The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin at September 30, 1999 was 4.30%. The yield on earning assets decreased 48 basis points to 8.30% at September 30, 1999 from 8.78% at September 30, 1998.

              The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the asset and liability mix during late 1998 and 1999, the interest rate spread was 3.73%, a increase of 4 basis points from September 1998 to September 1999.

              Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $985,234 for September 1999 in the allowance for loan loss account reflects the full known extent of credit exposure. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

              Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of September 30, 1999 Cornerstone had $919,270 in non-accrual loans and $1,258,493 in non-performing loans.

              Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income decreased by $326,103 or 46.6% from September 1998 to September 1999.

              Non-interest Expense. Non-interest expense for the first nine months of 1999 increased by $699,281 or 27.0% as compared to the first nine months in 1998. Salaries and employee benefits increased by $350,324 or 27.9% in September 1999 over September 1998. Occupancy expense as of September 30, 1999 increased by $72,300 or 18.2% over the same period in 1998. All other non-interest expenses at September 30, 1999 increased $276,658 or 27.4% over the non-interest expenses as of September 30, 1998, primarily due to an increase in professional fees, and miscellaneous charge-offs.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                            ALLOWANCE FOR LOAN LOSSES

                                                            1999
                                       -----------------------------------------------
Quarter Ending                         September 30        June 30          March 31
                                       -----------       -----------       -----------
Balance at beginning of period           1,030,243         1,208,311         1,400,000
Loans charged-off                         (225,363)         (858,844)         (304,209)
Loans recovered                             75,354            75,777            62,520
                                       -----------       -----------       -----------
Net Charge-offs (recoveries)              (150,009)         (783,068)         (241,689)
Provision for loan losses charged
to expense                                 105,000           605,000            50,000
                                       -----------       -----------       -----------
Balance at end of period                   985,234         1,030,243         1,208,311
                                       ===========       ===========       ===========
Allowance for loan losses as a
percentage of average loans
outstanding for the period                   1.438%            1.545%            1.679%

Allowance for loan losses as a
percentage of nonperforming assets
and loans 90 days past due
outstanding for the period                  78.287%           76.738%          125.368%

Annualized QTD net charge-offs as
a percentage of average loans
outstanding for the period                  -0.876%           -4.698%           -1.344%

Annualized YTD net charge-offs as
a percentage of average loans
outstanding for the period                  -2.686%           -3.352%           -1.687%

YTD Average Outstanding Loans           68,922,000        69,396,000        72,150,000

QTD Average Outstanding Loans           68,513,772        66,670,912        71,950,537

Nonperforming assets and
loans 90 days past due                   1,258,493         1,342,538           963,808

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Bank is currently involved in two lawsuits. Both of which are related to a relationship with Island Cove Marina. Management believes the suits have a low probability of having any material effect on the Bank's future earnings.

Item 2. Changes in Securities

None

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits:

    27   Financial Data Schedule (For SEC Use Only)

(b) There have been no Current Reports on Form 8-K during the quarter ended September 30, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 15, 1999

                                        /s/ Gregory B. Jones, President & CEO

Date:    September 15, 1999

                                        /s/ Nathaniel F. Hughes, CFO