Form 10-K
period 1999-12-31
CORNERSTONE BANCSHARES INC
filed 2000-03-30
CIK 1038773

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

         [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                  to
                                              --------------
         COMMISSION FILE NUMBER 333-26699

                          CORNERSTONE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

       Tennessee                                                 62-1173944
--------------------------------------------------------------------------------
(State of incorporation)                                    (I.R.S. Employer
                                                            Identification No.)

                                5319 HIGHWAY 153
                          CHATTANOOGA, TENNESSEE 37343
               (Address of principal executive offices)(Zip Code)

                                 (423) 385-3000
                         (Reistrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on March 31, 2000 was approximately $15,166,177. There were 1,166,629 shares of Common Stock outstanding as of March 27, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                          CORNERSTONE BANCSHARES, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

   ITEM                                                                         PAGE
  NUMBER                                                                       NUMBER
  ------                                                                       ------


                                     PART I

     1.   Description of Business......................................           2

     2.   Description of Property......................................          10

     3.   Legal Proceedings............................................          10

     4.   Submission of Matters to a Vote of
          Security Holders.............................................          10

                                     PART II

     5.   Market for Common Equity and
          Related Stockholder Matters..................................          11

     6.   Selected Financial Statements................................          12

     7.   Management's Discussion and Analysis
          or Plan of Operation.........................................          13

     8.   Financial Statements.........................................          39

     9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..........................          39

                                    PART III

    10.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act............................          40

    11.   Executive Compensation.......................................          43

    12.   Security Ownership of Certain Beneficial Owners
          and Management...............................................          45

    13.   Certain Relationships and Related Transactions...............          46

    14.   Exhibits and Reports on Form 8-K.............................          47

          Signatures...................................................          48

          Index of Exhibits ...........................................          50

FORWARD-LOOKING STATEMENTS

         This form contains certain forward-looking statements including statements relating to present or future factors generally affecting the banking industry and specifically affecting Cornerstone's operations, markets, and products. Without limiting the foregoing, the words "believes","anticipates", "intends", "expects" or similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainities. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced Cornerstone's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting Cornerstone, (v) greater competitive pressures among financial institutions in Cornerstone's market, and (vi) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in Cornerstone's filings with the Securities and Exchange Commission.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

THE COMPANY

         Cornerstone Bancshares, Inc. (the "Company or Cornerstone") was incorporated under the laws of the State of Tennessee and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was formerly known as East Ridge Bancshares, Inc. Its wholly-owned subsidiary, Cornerstone Community Bank, a Tennessee banking corporation (the "Bank"), resulted from the merger of The Bank of East Ridge and Cornerstone Community Bank effective October 15, 1997.

         The primary activity of the Company currently is, and is expected to remain for the foreseeable future, the ownership and operation of the Bank. As a bank holding company, the Company is intended to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws. The holding company structure also affords additional flexibility in terms of capital formation and financing opportunities.

         While the Company may seek in the future to acquire additional banks or bank holding companies or to engage in other activities appropriate for bank holding companies under appropriate circumstances as permitted by law, the Company currently has no plans, understandings or agreements concerning any other activities other than as described below. The results of operations and financial condition of the Company for the foreseeable future, therefore, will be determined primarily by the results of operations and financial condition of the Bank.

THE BANK

         The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in U.S. Government and agency obligations and obligations of various states and their political subdivisions. In addition to deposits, sources of funds for the Bank's loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, and sales of its investment securities. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.

EMPLOYEES

         As of March 1, 2000, Cornerstone had 62 full-time equivalent employees of whom 57 are full-time, 5 are part-time and 2 are on long term disability. The employees are not represented by a collective bargaining unit.
Cornerstone believes its relationship with its employees to be good.

CUSTOMERS

         It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the business of Cornerstone.

COMPETITION

         All phases of Cornerstone's banking activities are highly competitive. Cornerstone competes actively with eight commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Hamilton County, Tennessee.

         Based on total assets of approximately $102,884,000 at December 31, 1999, the Bank represents 2.5% of the deposit base in Hamilton County. Three major regional banks represent approximately 93% of the deposits in Hamilton County. The larger financial institutions have greater resources and lending limits than the Bank, and each of the three institutions have over 25 branches in the county. There are several credit unions located in Hamilton County. Since credit unions are not subject to income taxes in the way that commercial banks are taxed, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

         The Bank competes for deposits principally by offering depositors a variety of deposit programs with competitive interest rates, quality service and convenient locations and hours. The Bank will focus its resources to seek out and attract small business relationships and take advantage of the Bank's ability to provide flexible service that meets the needs of this customer class. Management feels this market niche is the most promising business area for the future growth of the Bank.

SUPERVISION AND REGULATION

GENERAL

         The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act") and is registered with and regulated by the Board of Governors of the Federal Reserve System (the "Board"). The Company is required to file with the Board annual reports and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and its subsidiaries. The Company is also required to comply with the rules and regulations of the Securities and Exchange Commission (the "Commission") under federal securities laws.

         The Bank is a Tennessee-chartered commercial bank and is subject to the supervision and regulation of the Tennessee Department of Financial Institutions (the "TDFI"). In addition, the Bank's deposit accounts are insured up to applicable limits by the Bank Insurance Fund (the "BIF") of the Federal Deposit Insurance Corporation (the "FDIC") and is, therefore, also subject to regulation and supervision by the FDIC. The Bank is not a member of the Federal Reserve System.

         Federal and state banking laws and regulations govern all areas of the operation of the Company and the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state banking agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe or unsound banking practice. The TDFI, FDIC and Board have the authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.



INSURANCE OF DEPOSIT ACCOUNTS

         Deposits of the Bank are insured by the FDIC to a maximum of $100,000 for each insured depositor through the BIF, one of the two deposit insurance funds established by federal law. As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions (institutions insured by the FDIC hereinafter are referred to as "insured institutions"). Any insured institution, which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against an insured institution if the institution or any director, officer or employee thereof engages in unsafe and unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. If insurance of accounts is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination. The FDIC requires an annual audit by independent accountants and also periodically makes its own examinations of insured institutions. The FDIC may revalue assets of an institution, based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such reevaluation and the book value of the assets.

         On September 15, 1992, the FDIC approved final regulations adopting a risk-related deposit insurance system. The risk-related regulations, which became effective January 1, 1993, resulted in a significant spread between the highest and lowest deposit insurance premiums. Under the risk-related insurance regulations, each insured depository institution is assigned to one of three risk classifications: "well capitalized," "adequately capitalized," or "under capitalized." Within each risk classification, there are three subgroups. Each insured depository institution is assigned to one of these subgroups within its risk classification based upon supervisory evaluations submitted to the FDIC by the institution's primary federal regulator. Depending upon a BIF member's risk classification and subgroup, applicable regulations provide that its deposit insurance premium may be as low as .04% of insured deposits or as high as .31% of insured deposits. Additionally, because the BIF has exceeded its designated reserve ratio, the FDIC has now reduced to zero the assessment rate that is applicable to the most highly rated BIF members. The Bank has been notified that, based on its risk classification and supervisory subgroup, its BIF assessment rate is zero percent of insured deposits for the period from January 1, to June 30, 1998. This is the most favorable assessment rate applicable to any insured institution. However, the Deposit Insurance Funds Act of 1998 (DIFA) requires that a Financing Corporation (FICO) assessment be paid by the Bank in 1998. The annual FICO assessment rate for banks is presently .01256% of deposits. The Bank paid $24,042 in assessments, which was the minimum set by the FDIC for that period, during the year ended December 31, 1999.

         Subsequent to the enactment of FIRREA, the FDIC issued risk-based bank capital guidelines which went into effect in stages through 1992. In accordance with the FDIC's risk-based standards, an institution's assets and off-balance sheet activities are categorized into one of four risk categories, with either a 0%, 20%, 50%, or 100% amount of capital to be held against these assets. In addition, the guidelines divide capital instruments into Tier 1 (core) capital and Tier 2 (supplementary) capital. The risk-based capital adequacy guidelines require that (i) Tier 1 capital equal or exceed 4% of risk-weighted assets; (ii) Tier 2 capital may not exceed 100% of Tier 1 capital, although certain Tier 2 capital elements are subject to additional limitations; (iii) assets and off-balance sheet items be weighted according to risk; and (iv) the total capital to risk-weighted assets ratio must be at least 8.0%. The FDIC's current leverage capital requirement requires banks receiving the highest regulatory rating based upon the FDIC's routine examination process, to maintain Tier 1 capital equal to 3.0% of the bank's total assets. Banks receiving lower regulatory ratings are required to maintain Tier 1 capital in an amount that is at least 100 to 200 basis points higher than 3.0% of total assets.

         At December 31, 1999, the Bank had Tier 1 capital of $ 9.7 million or 8.47% of total average assets.

         Certain provisions of the Federal Reserve Act, made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act (12 U.S.C. ss.1828(j)) and administered with respect to the Bank by the FDIC, establish standards for the terms of, limit the amount of and establish collateral requirements with respect to any loans or extensions of credit to, and investments in, affiliates by the Bank as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the Bank for services) between the Bank and its affiliates. In addition, related provisions of the Federal Reserve Act and the Federal Reserve regulations (also administered with respect to the Bank by the FDIC) limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank and to related interests of such persons.

         The FDIC may impose sanctions on any insured bank that does not operate in accordance with FDIC regulations, policies and directives. Proceedings may be instituted against any insured bank or any director, officer or employee of the bank that is believed by the FDIC to be engaged in unsafe or unsound practices, including violation of applicable laws and regulations. The FDIC may revalue assets of an institution, based upon appraisals, and may require the establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. The FDIC also is empowered to assess civil penalties against companies or individuals who violate certain federal statutes, orders or regulations. In addition, the FDIC has the authority to terminate insurance of accounts, after notice and hearing, upon a finding by the FDIC that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, or is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule or order of, or condition imposed by, the FDIC. The Bank does not know of any past or current practice, condition or violation that might lead to termination of its deposit insurance.

         Although the Bank is not a member of the Federal Reserve System, it is subject to Board regulations that require it to maintain reserves against its transaction accounts (primarily checking accounts). Because reserves generally must be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirements is to increase the Bank's cost of funds. The Board regulations currently require that average daily reserves be maintained against transaction accounts in the amount of 3% of the aggregate of such net transaction accounts up to $52.6 million, plus 10% of the total in excess of $52.6 million.

         Tennessee Supervision and Regulation

         As a Tennessee-chartered commercial bank, the Bank is subject to various state laws and regulations which limit the amount that can be loaned to a single borrower, the types of permissible investments, and geographic and new product expansion, among other things. The Bank must submit an application and receive the approval of the TDFI before opening a new branch office or merging with another financial institution. The Commissioner of the TDFI has the authority to enforce state laws and regulations by ordering a director, officer or employee of the Bank to cease and desist from violating a law or regulation or from engaging in unsafe or unsound banking practices.

         Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the type of investments which may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee banks, including the Bank, must become and remain insured under the Federal Deposit Insurance Act (the "FDIA").

         State banks are subject to regulation by the TDFI with regard to capital requirements and the payment of dividends. Tennessee has adopted the provisions of the Board's Regulation O with respect to restrictions on loans and other extensions of credit to bank "insiders". Further, under Tennessee law, state banks are prohibited from lending to any one person, firm or corporation amounts more than fifteen percent (15%) of the Bank equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples, or (ii) with the prior approval of the Bank's board of directors or finance committee (however titled), the Bank may make a loan to any person, firm or corporation of up to twenty-five percent (25%) of its equity capital accounts. Tennessee law requires that dividends be paid only from retained earnings (or undivided profits) except that dividends may be paid from capital surplus with the prior, written consent of the TDFI. Tennessee laws regulating banks require certain charges against and transfers from an institution's undivided profits account before undivided profits can be made available for the payment of dividends.

Federal Supervision and Regulation

         The Company is regularly examined by the Board, and the Bank is supervised and examined by the FDIC. The Company is required to file with the Board annual reports and other information regarding its business operations and the business operations of its subsidiaries. Approval of the Board is required before the Company may acquire, directly or indirectly, ownership or control of the voting shares of any bank, if, after such acquisition, the Company would own or control, directly or indirectly, more than five percent (5%) of the voting stock of the bank. In addition, pursuant to the provisions of the Act and the regulations promulgated thereunder, the Company may only enage in, or own or control companies that engage in, activities deemed by the Board to be so closely related to banking as to be a proper incident thereto.

         The Bank and the Company are "affiliated" within the meaning of the Act. Certain provisions of the Act establish standards for the terms of, limits the amount of and establish collateral requirements with respect to any loans or extensions of credit to, and investments in, affiliates by the Bank, as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the Bank for services and under any contract) between the Bank and its affiliates. In addition, related provisions of the Act and the regulations promulgated under the Act, limit the amounts of and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors, and principal shareholders of the Bank, the Company and any other subsidiary of the Company, and to related interests of such persons.

         In addition to the banking regulations imposed on the Company, the securities of the Company are not exempt from the federal and state securities laws as are the securities of a bank. Accordingly, an offering of the Company's securities must be registered under both the Securities Exchange Act of 1934 (the "Exchange Act") and state securities laws or qualify for exemptions from registration.

          Under Section 106(b) of 1970 Amendments to the Act (12 U.S.C. ss.
1972), the Bank is prohibited from extending credit, selling or leasing property or furnishing any service to any customer on the condition or requirement that the customer (i) obtain any additional property, service or credit from the Company; the Bank (other than a loan, discount, deposit, or trust service) or any other subsidiary of the Company; (ii) refrain from obtaining any property, credit or service from any competitor of the Company; the Bank or any subsidiary of the Company; or (iii) provide any credit, property or service to the Company, the Bank (other than those related to and usually provided in connection with a loan, discount, deposit or trust service) or any subsidiary of the Company.

         Most bank holding companies are required to give the Board prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The Board may disapprove such a purchase or redemption if it determines that the proposal constitutes an unsafe or unsound practice, would violate any law, regulation, Board order or directive or any condition imposed by, or written agreement with, the Board. The prior notice requirement does not apply to certain "well-capitalized" bank holding companies that meet specified criteria.

         In November 1985, the Board adopted its Policy Statement on Cash Dividends Not Fully Covered by Earnings. The Policy Statement sets forth various guidelines that the Board believes that a bank holding company should follow in establishing its dividend policy. In general, the Board stated that bank holding companies should not pay dividends except out of current earnings and unless the prospective rate of earnings retention by the holding company appears consistent with its capital needs, asset quality and overall financial condition.

         Cornerstone Community Bank is operating under a Memorandum of Understanding with the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. Among other things, the Memorandum provides the following:
- The Board of Directors must develop a written management plan that addresses Cornerstone Community Bank's plans for size, structure, growth, earnings, services, information systems, personnel, accounting, financial reporting and operating matters;
- Cornerstone Community Bank must maintain a Tier I leverage capital ratio of equal to or greater than 8%;
- Cornerstone Community Bank may not pay dividends without the prior approval of the FDIC; and
- Cornerstone Community Bank must report its progress on the actions required by the Memorandum to the FDIC on specific dates.

         At September 30, 1999, Cornerstone Community Bank reported to the FDIC that it was in compliance with all provisions of the Memorandum. However, because of the increased regulatory scrutiny required by the Memorandum, the activities of Cornerstone Community Bank and Cornerstone are more restricted, and these restrictions may affect the flexibility of Cornerstone in conducting its business operations.

Legislation Affecting the Company and the Bank

         The following information describes statutory and regulatory provisions and is qualified in its entirety by reference to the particular statutory and regulatory provisions.

         Far-reaching legislation, including the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), and the Federal Deposit Insurance Corporation Improvement

Act of 1991 ("FDICIA") have for years impacted the business of banking. FIRREA primarily affected the regulation of savings institutions rather than the regulation of state banks and bank holding companies like the Bank and the Company, but did include provisions affecting deposit insurance premiums, acquisitions of thrifts by banks and bank holding companies, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures and substantially increased penalties for violations of banking statutes, regulations and orders.

         FDICIA resulted in extensive changes to the federal banking laws. The primary prupose of FDICIA was to authorize additional borrowings by the FDIC in order to assist in the resolution of failed and failing financial institutions. However, the law also instituted certain changes to the supervisory process and contained various provisions affecting the operations of banks and bank holding companies.

         The additional supervisory powers and regulations mandated by the FDICIA, include a "prompt corrective action" program based upon five regulatory zones for banks, in which all banks are placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The FDIC has adopted regulations implementing the prompt corrective action provisions of the FDICIA, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 4% or a leverage ratio of under 4%;
(4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The proposed regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Various other sections of the FDICIA impose substantial new audit and reporting requirements and increase the role of independent accountants and outside directors. Set forth below is a list containing certain significant provisions of the FDICIA:

                  (i) annual on-site examinations by regulators (except for smaller, well-capitalized banks with high management ratings, which must be examined every 18 months);

                  (ii) mandated annual independent audits by independent public accountants and an independent audit committee of outside directors for institutions with more than $500,000,000 in assets;

                  (iii) new uniform disclosure requirements for interest rates and terms of deposit accounts; (iv) a requirement that the FDIC establish a risk-based deposit insurance assessment system by 1994;

                  (v) authorization for the FDIC to impose one or more special assessments on its insured banks to recapitalize the BIF;

                  (vi) a requirement that each institution submit to its primary regulators an annual report on its financial condition and management, which report will be available to the public;

                  (vii) a ban on the acceptance of brokered deposits except by well capitalized institutions and by adequately capitalized institutions with the permission of the FDIC and the regulation of the brokered deposit market by the FDIC;

                  (viii) restrictions on the activities engaged in by state banks and their subsidiaries as principal, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries unless the state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund;

                  (ix) a review by each regulatory agency of accounting principles applicable to reports or statements required to be filed with federal banking agencies and a mandate to devise uniform requirements for all such filings;

                  (x) the institution by each regulatory agency of noncapital safety and soundness standards for each institution it regulates which cover (1) internal controls, (2) loan documentation,
         (3) credit underwriting, (4) interest rate exposure, (5) asset growth,
         (6) compensation, fees and benefits paid to employees, officers and directors, (7) operational and managerial standards, and (8) asset quality, earnings and stock valuation standards for preserving a minimum ratio of market value to book value for publicly traded shares (if feasible);

                  (xi)     uniform regulations regarding real estate lending;
         and

                  (xii) a review by each regulatory agency of the risk-based capital rules to ensure they take into account adequate interest rate risk, concentration of credit risk, and the risks of non-traditional activities.

         The activities permissible to the Company and the Bank were substantially expanded by the recently enacted Gramm-Leach-Bliley Act (the "Gramm Act") which President Clinton signed into law on November 12, 1999. The Gramm Act repeals the anti-affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies. The Gramm Act amended the Act to permit a financial holding company to engage in any activity and acquire and retain any company that the Board determines to be (i) financial in nature or incidental to such financial activity, or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm Act also modifies current law relating to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Bank and the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

         Bills are regularly introduced in both the United States Congress and the Tennessee general Assembly that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed legislation will be adopted or the extent to which the business of the Company or the Bank may be affected thereby.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company and the Bank operate five full-service branch offices in Hamilton County, Tennessee.

         5319 Highway 153, Chattanooga, TN
         4154 Ringgold Road, East Ridge, TN
         610 Georgia Avenue, Chattanooga, TN
         2270 Gunbarrel Road, Chattanooga, TN
         4976 Highway 58, Chattanooga, TN

         It leases the space in which it operates the two branches in Albertson's Supermarkets located at Gunbarrel Road and Highway 58. These two branches each are comprised of approximately 450 square feet in each supermarket and are leased pursuant to lease agreements entered into in August and November 1992 for initial five-year terms. Each lease provides two five-year extensions. The leases have been renewed for the first renewal period and are due to renew August and November of 2002. The Georgia Avenue branch contains 1800 square feet and is leased pursuant to a lease agreement, which provides for an initial term of three years with two three-year renewal options. The company owns the remaining two branches.

         The company has recently opened a Service center to house all its non-customer contact functions 6401 Suite B Lee Corners, Chattanooga, TN. The facility has 7800 square feet and is leased pursuant to a lease agreement, which provides for an initial term of 5 years with one five-year renewal option.

          The Company believes the grocery store branches do not enhance business development. The Bank will relocate these grocery store branches as soon as practical.


ITEM 3.  LEGAL PROCEEDINGS

         As of the end of 1999, the Bank was a party in two separate but related lawsuits stemming from its relationship with Island Cove Marina (see financial report note 11 for further comment). Management believes that the complaints are without merit and that any loss to the Bank would not have a material effect on the financial condition of the Bank.

         The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that those claims are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Cornerstone Common stock is not listed, traded or quoted on any securities exchange or in the over-the -counter market, and no dealer makes a market in the Common Stock. To Cornerstone management's knowledge, the most recent transaction with respect to Cornerstone Common Stock without warrants was $13.00 per share. From July 1, to September 31, of 1999, the company issued 157,168 shares of the company's common stock upon the exercise of warrants held by existing security holders in transactions exempt under Section 4(2) of the Securities Act of 1933.

         There were approximately 520 holders of record of the common stock as of March 1, 2000.

         Cornerstone currently intends to retain its earnings, if any, for use in the business and does not anticipate paying any cash dividends in the foreseeable future. The Board of Directors cannot predict when such dividends, if any will ever be made. The payment of dividends, if any, shall at all times be subject to the payment of Cornerstone's expenses, the maintenance of reasonable working capital and risk reserves, and minimum capitalization requirements for state banks. As a condition of its approval to complete the Bank merger with Bank of East Ridge and currently, the Company is restricted by the Federal Reserve Bank from paying dividends without its prior approval.

ITEM 6.  SELECTED FINANCIAL DATA


(In Thousands)                               For the years ended December 31,

                                           1999              1998            1997
Summary of Operations

Interest Income                           7,687             8,212           4,191
Interest Expense                          3,643             4,231           2,154
Net Interest Income                       4,044             3,981           2,142
Provision for Loan Losses                   855               715             273
Noninterest Income                          585               686             326
Noninterest Expense                       4,447             3,551           1,722
Income before Income Taxes                 (673)              400             368
Income Tax Expense                         (260)              152             144
Net Earnings                               (413)              248             224
Basic earnings per share                  (0.39)             0.25            0.35
Diluted earnings per share                (0.39)             0.22            0.28
Dividends per common share                   --                --              --
Book value per share                         11             10.16           11.33
Average common shares                     1,062               987             650
outstanding
Fully Diluted common shares               1,092             1,137             800


Selected Year-end Balances

Total Assets                            105,802           110,506          92,524
Earning Assets                           91,388           100,686          80,836
Total Securities                         19,063            18,358          18,324
Loans, net of unearned income            72,326            73,893          61,326
Allowance for Loan losses                (1,002)           (1,400)           (915)
Total deposits                           91,346            98,012          81,850
Long term debt                               --             1,250             855
Redeemable common stock                     238               479             857
Stockholder's equity                     11,657            10,024           7,358


Selected Average Balances

Total Assets                            102,890           105,763          81,053
Earning Assets                           91,836            92,930          73,487
Total Securities                         18,613            20,269          19,207
Loans, net                               69,643            69,356          50,120
Allowance for Loan Losses                (1,059)             (900)           (706)
Total Deposits                           89,987            93,206          72,135
Redeemable Stock                            239               479             146
Stockholders' equity                     10,666             9,799           6,118

Selected Ratios

Average loans to average deposits                 77.39%          74.41%          69.48%
Return on assets                                  -0.40%           0.23%           0.28%
Return on equity                                  -3.87%           2.53%           3.66%
Dividends payout ratio                                --             --              --



Net charge-off to average loans                    1.80%           0.33%           0.03%
Non performing assets to total assets              1.21%           0.57%           0.00%
Non performing loans to total loans                1.20%           0.98%           0.23%
Allowance to total loans                           1.39%           1.89%           1.49%
Allowance to total nonperforming loans           115.68%         193.64%         635.42%





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The following should be read in conjunction with the information and tables which follow. For a discussion of liquidity and the impact of inflation, see "Capital Resources/Liquidity" below.

         The 1997 statistical disclosures of Cornerstone under Guide 3 represent historical financial information presented on a pro forma basis as if the merger of The Bank of East Ridge and Cornerstone Community Bank occurred as of January 1, 1997. Guide 3 financial information presented on the pro forma basis provides comparable data that is reasonable and meaningful to the combined banking operation that began on the merger date of October 15, 1997.

SUMMARY

         Net income for 1999 was ($413,123) a 272% decrease from Cornerstone's net income of $248,332 in 1998. Net income per common share of ($.39) for 1999 was 256% lower than 1998 net income per share of $.25. Pretax income for 1999 decreased $1,073,690 from 1998 pretax income of $400,288.

         The decrease in net income per share from 1998 to 1999 is due primarily to a strategic cleansing of the loan portfolio of all recognizable bad loans and all the expenses associated with that objective. In 1999, the Bank net loan charged-off was $1,253,191. In addition the Bank Balance sheet reconcilement charged off was approximately $200,000.

BUSINESS OF THE COMPANY

         The Company's earnings depend primarily on the Bank's "net interest income," which is the difference between the interest income it receives from its assets (primarily its loans and other investments) and the interest expense (or "cost of funds") which it pays on its liabilities (primarily its deposits). Net interest income is a function of (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities (the "interest rate spread" or "net interest spread") and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank adheres to an asset and liability management strategy which is intended to control the impact of interest rate fluctuations upon the Company's earnings and to make the yields on the Bank's loan portfolio and other investments more responsive to its cost of funds, in part by more closely matching the maturities of its interest-earning assets and its interest-bearing liabilities, while still maximizing net interest income. Nevertheless, the Bank is and will continue to be affected by changes in the levels of interest rates and other factors beyond its control.

         Unless specifically noted below, the following information is presented on a consolidated basis reflecting the Company's performance as a whole. The Company's results of operations are dependent primarily upon the results of operations of the Bank

         For the fiscal years ended December 31, 1999 and 1998, the Company's weighted average rate earned on all interest-earning assets was 8.37% and 8.84%, respectively, and the Company's weighted average rate paid on all interest-bearing liabilities for the same years was 4.54% and 5.04%, respectively. The Company's interest rate spread for the years ended December 31, 1999 and 1998 therefore was 3.83% and 3.79%, respectively, and its net interest income for such years was $4,043,984 and $3,980,576, respectively. For fiscal 1999, the Company recorded a net income loss of $(413,123) or $(.39) basic earnings per share as compared with net income of $248,332 or $.25 basic earnings per share for fiscal 1998. The decrease in net income was due primarily to a large loan loss provision and corrections to the balance sheet. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The table below sets forth certain additional measures of the Company's performance for the periods indicated. Average balances in the table, as well as all average balances presented elsewhere in this report, were derived based on daily balances whenever possible. However, some average balances, which require data from the Company, as opposed to the Bank, were derived based on month-end balances since the data processing systems for those entities do not provide daily average balance information. The use of month-end averages does not materially alter any information given, and all averages are still representative of the operations of the Company.

                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                                              1999          1998         1997
                                                                              ----          ----         ----
Net Interest Margin (Net interest
income divided by average interest-
earning assets)........................................................        4.40%        4.28%        4.80%

Return on Average Assets
(Net income divided by average
total assets)..........................................................       (.402)%       .235%        .277%

Return on Average Equity
(Net income divided by average equity).................................       (3.79)%       2.42%        3.58%

Equity-to-Assets
(Average equity divided by average total assets).......................       10.60%        9.72%        7.73%

Loans to Deposits
(Average loans divided by average daily deposits)......................       77.39%       74.41%       69.48%

Dividend Payout Ratio
(Dividends declared by the Company divided by net income)..............        0.00%        0.00%        0.00%

NET INTEREST INCOME

         The following table sets forth information with respect to interest income from average interest-earning assets, expressed both in dollars and yields, and interest expense on average interest-bearing liabilities, expressed both in dollars and rates, for the periods indicated. The table includes loan yields which reflect the amortization of deferred loan origination and commitment fees. Interest income from investment securities includes the accretion of discounts and amortization of premiums.


                                                                       Years Ended December 31,
                                              ----------------------------------------------------------------
                                                         1999                              1998
                                              -----------------------------      -----------------------------
                                                        Interest    Average                Interest    Average
(In thousands)                                Average   Income/     Yield/       Average   Income/     Yield/
                                              Balance   Expense(1)  Rate         Balance   Expense(1)  Rate
                                              -------   ----------  ----         -------   ----------  ----
ASSETS
Interest-earning assets:
 Loans(1)(2) ..............................    69,643     6,361      9.13%        69,356     6,738       9.72%
 Investment securities ....................    18,613     1,147      6.16%        20,269     1,297       6.40%
 Federal funds sold .......................     3,580       179      5.01%         3,289       176       5.35%
Other earning assets ......................        --                0.00%            16         1       6.25%
                                              ---------------------------------------------------------------
Total interest-earning assets .............    91,836     7,687      8.37%        92,930     8,212       8.84%
Allowance for loan losses .................    (1,059)                              (900)
Cash and other assets .....................    12,113                             13,733
                                              ---------------------------------------------------------------

    Total assets ..........................   102,890                            105,763


LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Deposits
  NOW accounts ............................    13,604       231      1.70%        12,287       260       2.12%
  Money market accounts ...................     9,890       324      3.28%        10,195       374       3.67%
  Savings deposits.........................
  Time deposits, $100,000 and over ........    15,897       884      5.56%
  Time deposits, other ....................    39,554     2,107      5.33%        60,234     3,507       5.82%
                                              ---------------------------------------------------------------
    Total interest-bearing deposits .......    78,945     3,546      4.49%        82,716     4,141       5.01%

Federal Funds Purchased ...................        29         2      5.17%           175         8       4.86%
Securities sold under agreement
to repurchase .............................       519        30      5.68%
Long-term debt ............................       732        65      8.88%         1,025        82       7.97%
                                              ---------------------------------------------------------------
    Total interest-bearing liabilities ....    80,225     3,643      4.54%        83,916     4,231       5.04%6

Other liabilities:
 Demand deposits ..........................    11,042                             10,490
 Accrued interest payable and
 other liabilities ........................       718                              1,079
                                              ---------------------------------------------------------------

    Total other liabilities ...............    11,760                             11,569

      Total liabilities ...................    91,985                             95,485
                                              ---------------------------------------------------------------

Redeemable Stock ..........................       239                                479
Stockholders' equity ......................    10,666                              9,799
                                              ---------------------------------------------------------------
Total liabilities
and stockholders' equity ..................   102,890                            105,763


                                                                1997
                                                -------------------------------
                                                           Interest   Average
(In thousands)                                  Average    Income/     yield/
                                                Balance    Expense(1)  Rate
ASSETS

Interest-earning assets:
 Loans(1)(2) ..............................      50,120     5,292       10.56%
 Investment securities ....................      19,207     1,317        6.86%
 Federal funds sold .......................         713        39        5.47%
Other earning assets ......................       3,447       189        5.48%
                                                ------------------------------
Total interest-earning assets .............      73,487     6,837        9.30%
Allowance for loan losses .................        (706)
Cash and other assets .....................       8,272
                                                ------------------------------

    Total assets ..........................      81,053


LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Deposits
  NOW accounts ............................      11,104       247        2.22%
  Money market accounts ...................       9,430       363        3.85%
  Savings deposits
  Time deposits, $100,000 and over ........
  Time deposits, other ....................      43,705     2,703        6.18%
                                                ------------------------------
    Total interest-bearing deposits .......      64,239     3,313        5.16%

Federal Funds Purchased ...................
Securities sold under agreement
to repurchase .............................
Long-term debt ............................
                                                ------------------------------
    Total interest-bearing liabilities ....       4,239     3,313        5.16%

Other liabilities:
 Demand deposits ..........................       7,896
 Accrued interest payable and
 other liabilities ........................       2,654
                                                ------------------------------
    Total other liabilities ...............      10,550

      Total liabilities ...................      74,789
                                                ------------------------------

Redeemable Stock ..........................         857
Stockholders' equity ......................       5,407
                                                ------------------------------

Total liabilities
and stockholders' equity ..................      81,053

FINANCIAL RATIOS

Excess of interest-earning
assets over interest-
bearing liabilities .................         11,611                        9,014                        9,248

Ratio of interest-earning assets
 to interest-bearing liabilities ....         114.47%                      110.74%                      114.4%

Net interest income .................          4,044                        3,981                        3,524

Interest rate spread (difference
 between rate earned on interest-
 earning assets and rate paid on
 interest-bearing liabilities) ......           3.83%                        3.79%                        4.15%

Net interest margin (net interest
 income divided by average ..........           4.40%                        4.28%                        4.80%
 interest-earning assets)

(1) Interest income on loans includes amortization of deferred loan fees and other discounts of $ 0, $ 0, and $ 0, for the fiscal years ended December 31, 1999, 1998, and 1997, respectively.

(2) Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.


        The following table sets forth information regarding the weighted average contractual yields earned on the Company's interest-earning assets and the weighted average interest rates paid on the Company's interest-bearing liabilities outstanding at December 31, 1999. Investment securities are shown at the Book value, as securities are held available for sale and held to maturity.

                                                                              Average
(In thousands)                                           Amount              Yield/Rate
                                                         ------              ----------
Interest-earning assets:

Loans................................................     69,643               9.13%
Investment securities
    Taxable securities...............................     18,613               6.16%
    Tax-exempt securities
Federal funds sold...................................      3,580               5.01%
                                                        ----------------------------
      Total interest-earning assets..................     91,836               8.37%


Interest-bearing liabilities:

  NOW Accounts.......................................     13,604               1.70%
  Money market and savings accounts..................      9,890               3.28%
  Time Deposits of $100,000 or more..................     15,897                5.56%
  Time deposits......................................     39,554                5.33%
                                                        ----------------------------
     Total deposits..................................     78,945               4.49%

Federal Funds Purchased.............................          29               5.17%
Securities Sold under agreement to repurchase........        519               5.68%
Long term debt.......................................        732               8.88%
                                                        ----------------------------
      Total interest-bearing liabilities.............     80,225               4.54%

         Changes in interest income and interest expense are attributable to three factors: (i) a change in volume or amount of an asset or liability; (ii) a change in interest rates; or (iii) a change caused by the combination of changes in asset or deposit mix. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided as to changes attributable to change in volume (change in volume multiplied by current rate) and change in rates (change in rate multiplied by current volume).
The remaining difference has been allocated to mix.


                                                                     Year Ended December 31,
                                                                      1999 Compared to 1998
                                                                      ---------------------

                                                                                                    Net
(In thousands)                                          Volume         Rate            Mix         Change
                                                        -------------------------------------------------
Interest income:
  Loans (1)(2)..................................            26          -405              2           -377
  Investment securities ........................          -102           -44             -4           -150
  Federal funds sold............................            15           -12              1              3
   Other earning assets.........................             0             0             -1             -1
                                                    ------------------------------------------------------
      Total interest income.....................                                                      -524

Interest expense:
  NOW accounts..................................            22           -57              6            -29
  Money market and saving accounts..............           -10           -38             -1           -50
  Time deposits, $100,000 and over..............           884             0              0            884
  Time deposits, less than $100,000.............        -1,102          -195           -102         -1,398
                                                        --------------------------------------------------
      Total deposits............................                                                        -593

Other borrowings................................           -26             7              3            -17
Fed Funds Purchased.............................            -7             0              0             -7
Securities sold under agreement to repurchase...            30             0              0             30
                                                        --------------------------------------------------
  Total other interest-bearing liabilities......                                                         6

      Total interest expense....................                                                      -587

Change in net interest income (expense).........                                                        63
----------------------------------------------------------------------------------------------------------

                                                                  Year Ended December 31,
                                                                   1998 Compared to 1997
                                                                   ---------------------
                                                                                               Net
                                                         Volume        Rate        Mix       Change
                                                         ------------------------------------------
Interest income:
  Loans (1)(2) ...................................        1,869        -585        162        1,446
  Investment securities ..........................           68         -93          5          -20
  Federal funds sold .............................          138          -4          3          137
   Other earning assets ..........................         -127           0        -61         -188
                                                         ------------------------------------------
      Total interest income ......................                                             1,374

Interest expense:
  NOW accounts ...................................           25         -13          1           13
  Money market and saving accounts ...............           28         -19          1           11
  Time deposits, $100,000 and over ...............          962        -218         60          804
  Time deposits, less than $100,000 ..............            0           0          0            0
                                                          -----------------------------------------
      Total deposits .............................                                              828

Other borrowings .................................           82           0          0           82
Fed Funds Purchased ..............................            9           0          0            9
Securities sold under agreement to repurchase ....            0           0          0            0
                                                          -----------------------------------------
  Total other interest-bearing liabilities .......                                               91


      Total interest expense .....................                                              919

Change in net interest income (expense) ..........                                              455

------------------
(1) Loan amounts include non-accruing loans.
(2) Interest income includes the portion of loan fees recognized in the respective periods.

         The following table sets forth the re-pricing of the Company's interest earning assets and interest-bearing liabilities as of December 31, 1999. The time periods in the table represent the period, following December 31, 1999, during which an asset or liability matures or can be repriced. This interest sensitivity gap table is designed to monitor the Company's interest rate risk exposure within the designated time period. In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Company's interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations. The Company's policy is to attempt to maintain a ratio of cumulative gap to total interest sensitive assets of negative 15.00% to positive 15.00% in the time period of one year or less. Presently the Bank is in a negative one-year cumulative GAP position of (21.76%) and is actively seeking adjustable rate loans to reduce the Bank's sensitivity. The table below reflects the Company's interest-earning assets and interest-bearing liabilities and makes the following assumptions. Management has assumed saving and money market and NOW accounts will be less interest rate sensitive and have spread the re-pricing out over a 5-year period. The non-mortgage securities have been scheduled by maturity date while mortgages have been amortized over the life of the mortgage.


(In thousands)                                Less than          1 to 5         Over 5
                                               One Year           Years          Years          Total
                                               --------           -----          -----          -----
Interest Sensitive Assets
Fed Funds Sold .........................              0               0              0              0
Investment Securities
   Taxable (1) .........................          3,008          11,038          5,017         19,063
   Tax-exempt (1) ......................              0               0              0              0
Loans (2)
   Fixed rate ..........................            850          12,040            419         13,309
   Adjustable rate .....................          4,755             718              0          5,473
   Scheduled payments ..................         27,502          24,886          1,156         53,544

Total Interest-Sensitive Assets ........         36,115          48,682          6,592         91,389

Interest Sensitive Liabilities
NOW ....................................          6,884          10,326              0         17,210
Money Market ...........................          4,255           1,418              0          5,673
Time Deposits ..........................         42,679          13,360             12         56,051
 Other interest-bearing liabilities ....          2,179               0              0          2,179
Long-term debt .........................              0               0              0              0

Total Interest Sensitive Liabilities ...         55,997          25,105             12         81,114

Interest Sensitivity Gap ...............        (19,882)         23,577          6,580         10,275
Cumulative Gap .........................        (19,882)          3,695         10,275

Ratio of cumulative gap to total
   Interest sensitive assets ...........         (21.76%)          4.04%         11.24%

------
(1) All AFS securities are shown at the market value and HTM are shown at book value.
(2) Non-performing loans are included as interest-earning assets.


LENDING ACTIVITIES


LOAN POLICY

         All lending activities of Cornerstone are under the direct supervision and control of the Directors Loan Committee, which consists of the chief executive officer, the executive vice president of lending and four outside directors. The loan committee enforces loan authorizations for each officer, makes lending decisions on loans exceeding such limits, services all requests for office credits to extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending division. Cornerstone's established maximum loan volume to assets is 80%. The loan portfolio consists primarily of real estate, commercial and installment loans.



GENERAL

          At December 31, 1999, the Company's loan portfolio constituted approximately 68.36% of the Company's total assets. The following table sets forth the composition of the Company's loan portfolio at the indicated dates.

                                                      At December 31,
                                       ------------------------------------------------
(In thousands)                                 1999                     1998
                                       ---------------------     ----------------------

                                        Amount       Percent     Amount         Percent
                                        ------       -------     ------         -------

Commercial, financial,
 and agricultural.................      35,504        49.10%      36,678         49.64%

Real estate - construction........       5,560         7.69%       5,456          7.38%

Real estate - mortgage............      24,917        34.44%      24,067         32.57%

Consumer loans....................       6,345         8.77%       7,692         10.41%

Total loans.......................      72,326       100.00%      73,893        100.00%

         The following table sets forth the scheduled maturities of the loans in the Company's loan portfolio as of December 31, 1999 based on their contractual terms to maturity. Overdrafts are reported as due in less than one year. Loans unpaid at maturity are renegotiated based on current market rates and terms.


                                            Loans Maturing
                               ----------------------------------------
                               Less Than       One to Five   More than
                                One Year          Years      Five Years       Total
                               ---------       -----------   ----------       -----
Commercial, financial
   and agricultural............   18,864         15,579            1,061      35,504

Real estate - construction.....    5,532             28                0       5,560

Real estate - mortgage.........    6,504         17,994              419      24,917

Consumer loans.................    2,207          4,043               95       6,345
                                  ------         ------            -----      ------

    Total......................   33,107         37,644            1,575      72,326

TYPES OF LOANS

Commercial Loans

         Commercial, industrial, and non-farm non-residential loans, hereinafter referred to as commercial loans (excluding commercial construction loans), totaled $ 35.5 million or 49.10% of the Company's loan portfolio at December 31, 1999. Commercial loans consist of loans and lines of credit to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital. The terms of the Bank's commercial loans generally range from 90 days to 5 year balloon and a 15 year amortization, and the loans generally carry interest rates which adjust in accordance with changes in the prime rate, but when appropriate will be fixed to match the borrower's needs. Substantially all of the Bank's commercial loans are secured and guaranteed by the principals of the borrower.

         Loans secured by marketable equipment are required to be amortized over a period not to exceed 60 months. Generally, loans secured by current assets such as inventory or accounts receivable are revolving lines of credit with annual maturities. Loans secured by chattel mortgages and accounts receivable may not exceed 80% of their market value. Loans secured by listed stocks, municipal bonds and mutual funds may not exceed 70% of their market value. Unsecured short-term loans and lines of credit must meet criteria set by the Bank's Loan Committee. Current financial statements support all commercial loans, and such financial statements are updated annually. Commercial loans, which are considered small business loans, are the core business of Cornerstone. Most loans are made with a long-term relationship intended and Cornerstone also seeks to obtain the borrower's business and personal depository accounts.

Real Estate - Construction Loans

          As of December 31, 1999, Cornerstone had $5.6 million in construction and development loans outstanding, which represented 7.69% of the loan portfolio. All construction and development loans are held in the Bank's loan portfolio. The Bank makes residential construction loans to owner-occupants and to persons building residential properties for resale. The majority of the Bank's construction loans are made to residential real estate developers for speculative single-family residential properties. Construction loans are usually variable rate loans made for terms of one year or less, but extensions are permitted if construction has continued satisfactorily and if the loan is current and other circumstances warrant the extension. Construction loans are limited to 80% of the appraised value of the lot and the completed value of the proposed structure.

         Construction financing generally is considered to involve a higher degree of credit risk than permanent mortgage financing of residential properties, and this additional risk usually is reflected in higher interest rates. The higher risk of loss on construction loans is attributable in large part to the fact that loan funds are estimated and advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction.

Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages and other unpredictable contingencies, it is relatively difficult to accurately evaluate the total loan funds required to complete a project and to accurately evaluate the related loan-to-value ratios. If the estimates of construction costs and the salability of the property upon completion of the project prove to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value, which is insufficient to assure full repayment.

         The Bank's underwriting criteria are designed to evaluate and minimize the risk of each construction loan. Among other items, the Bank considers evidence of the availability of permanent financing or a take-out commitment to the borrower, the financial strength and reputation of the borrower, an independent appraisal and review of cost estimates, market conditions, and, if applicable, the amount of the borrower's equity in the project, pre-construction sale or leasing information and cash flow projections of the borrower.

Real Estate - Mortgage Loans

         At December 31, 1999, real estate mortgage loans totaled $ 24.9 million or 34.44% of the Company's loan portfolio. Real estate mortgage loans include all loans secured by real estate for purposes other than construction or acquisition and development and are hereinafter referred to as real estate loans. All real estate loans are held in the Bank's loan portfolio. Of this amount, $ 23.4 million or 32.45% of the Company's loan portfolio was comprised of loans secured by one to four family residential properties, including home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of home improvement). Most of these home equity loans are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10-15 year period. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

         In the case of owner occupied single family residences, real estate loans are made for up to 95% of the value of the property securing the loan, based upon an appraisal if the loan amount is over $100,000. When the loan is secured by real estate containing a non-owner occupied dwelling of one to four family units, loans generally are made for up to 80% of the value, based upon an appraisal if the loan amount is over $100,000. The Bank also requires title insurance to insure the priority of the property lien on its real estate loans over $50,000 and requires fire and casualty insurance on all of its loans.

         The real estate loans originated by the Bank contain a "due-on-sale" clause, which provides that the Bank may declare the unpaid balance of the loan immediately due and payable upon the sale of the mortgaged property. Such clauses are an important means of reducing the average loan life and increasing the yield on existing fixed-rate real estate loans, and it is the Bank's policy to enforce due-on-sale clauses.

         At December 31, 1999, the remainder of the Company's real estate loans totaled $ 1.5 million or 2.04% of the Company's loan portfolio. These loans were comprised of multifamily residential properties.




Consumer Loans

         At December 31, 1999, consumer loans totaled $ 6.3 million or 8.78% of the Company's loan portfolio. These loans consist of consumer installment loans and consumer credit card balances. As of December 31, 1999, the Bank had $ .9 million credit card balances outstanding

         The Bank makes both secured and unsecured consumer loans for a variety of personal and household purposes. Most of the Bank's consumer loans are automobile loans, boat loans, property improvement loans and loans to depositors on the security of their certificates of deposit. These loans are generally made for terms of up to five years at fixed interest rates. The Bank considers consumer loans to involve a relatively high credit risk compared to real estate loans. Consumer loans, therefore, generally yield a relatively high return to the Bank and provide a relatively short maturity. The Bank believes that the generally higher yields and the shorter terms available on various types of consumer loans tend to offset the relatively higher risk associated with such loans, and contribute to a profitable spread between the Bank's average yield on earning assets and the Bank's cost of funds.


ORIGINATION, PURCHASE AND SALE OF LOANS

         The Bank originates loans primarily in Hamilton County, Tennessee. The Bank also originates loans in Marion, Sequatchie, and Bradley Counties in Tennessee, and Dade, Walker and Catoosa Counties in Georgia each of, which is contiguous to Hamilton County. Loans are originated by eight loan officers who operate from the Bank's offices in Chattanooga. These loan officers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others. The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices.

         Upon receipt of a loan application and all required supporting information from a prospective borrower, the Bank obtains a credit report and verifies specific information relating to the loan applicant's employment, income and creditworthiness. For significant extensions of credit in which real estate will secure the proposed loan, a certified appraisal of the real estate is undertaken by an independent appraiser approved by the Bank. The Bank's loan officers then analyze the credit worthiness of the borrower and the value of any collateral involved.

         The Bank's loan approval process is intended to be conservative but also responsive to customer needs. Loans are approved in accordance with the Bank's written loan policy, which provides for several tiers of approval authority, based on a borrower's aggregate debt with the Bank. Certain loan officers have the authority to approve loans of up to $ 100,000. All other loan officers have the authority to approve secured loans of up to at least $ 10,000. There is an Officers Loan Committee comprised of the senior officers of the Bank which must approve any loan that increases the borrower's aggregate indebtedness above an individual officer's limit, but that is not more than $ 250,000. The Directors Loan Committee mentioned above must approve all loans over $ 250,000 but that is not more than $ 1,000,000. All loans above $1,000,000 up to the Bank's legal lending limit must be approved by the Board of Directors of the Bank. The Bank's legal lending limit is 25% of the Bank's qualifying equity for secured loans and 15% for unsecured loans.

         The Bank has in the past purchased and sold commercial loan participations with correspondent banks and will continue the practice when management feels the action would be in the best interest of stockholders. The purchase of loan participations allows the Bank to expand its loan portfolio and increase profitability while still maintaining the high credit standards, which are applied to all extensions of credit made by the Bank. The sale of loan participations allows the Bank to make larger loans which it otherwise would be unable to make due to capital or other funding considerations. As of the end December 31, 1999, the Bank had a purchased participation balance of $560 thousand and had sold participation balance of $2.9 million.

LOAN FEE INCOME

         In addition to interest earned on loans, the Bank receives origination fees for making loans, commitment fees for making certain loans, and other fees for miscellaneous loan-related services. Such fee income varies with the volume of loans made, prepaid or sold, and the rates of fees vary from time to time depending on the supply of funds and competitive conditions.

         Commitment fees are charged by the Bank to the borrower for certain loans and are calculated as a percentage of the principal amount of the loan. These fees normally are deducted from the proceeds of the loan and generally range from 1/2% to 2% of the principal amount, depending on the type and volume of loans made and market conditions such as the demand for loans, the availability of money and general economic conditions. The Bank complies with FASB 91 and amortizes all loan fees in excess of $5,000 over the life of the loan.

         The Bank also receives miscellaneous fee income from late payment charges, overdraft fees, property inspection fees, and miscellaneous services related to its existing loans. For the year ended December 31, 1999, the Bank recognized origination, commitment and other loan fees totaling $ 327,639, which equaled 4.26% of the Company's total interest income for the year.

PROBLEM LOANS AND ALLOWANCE FOR LOAN LOSSES

Problem Loans

         In originating loans, the Company recognizes that it will experience credit losses and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the guaranty of the security for the loan. The Company has instituted measures at the Bank which are designed to reduce the risk of, and monitor exposure to, credit losses.

         The Bank's loan portfolio is systematically (all loans over $100,000 secured and $50,000 unsecured will be reviewed and graded annually) reviewed by the Bank's management and periodically by third party loan review consultants, external auditors, and State and Federal regulators to identify deficiencies. Input from all the above parties is used by the Bank to take corrective actions as necessary. As discussed below, each of the Bank's loans is assigned a rating in accordance with the Bank's internal loan rating system. All past due loans are reviewed by the Bank's senior lending officers and monthly by the Loan Committee of the Board of Directors, and all loans classified as substandard or doubtful, as well as any "special mention" loans (defined in the following paragraph), are placed on the Bank's watch list and reviewed at least monthly by the Director's Loan Committee. In addition, all loans to a particular borrower are reviewed, regardless of classification, each time such borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal. Such reviews include, but are not limited to, the ability of the borrower to repay the loan, a re-assessment of the borrower's financial condition, the value of any collateral and the estimated potential loss to the Bank, if any.

         The Bank's internal problem loan rating system establishes three classifications for problem assets substandard, doubtful and loss. Additionally, in connection with regulatory examinations of the Bank, Federal and State examiners have authority to identify problem assets and, if appropriate, require the Bank to classify them. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. Consequently, such assets are charged-off in the month they are classified as loss. Federal regulations also designate a "special mention" category, described as assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention.

         Assets classified as substandard or doubtful require the Bank to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the Bank must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss or charge off such amount. General loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included, up to certain limits, in determining the Bank's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.

         The Bank's collection procedures provide that when a loan becomes 15 days and 30 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. Most loan delinquencies are cured within 60 days and no legal action is required. In certain circumstances, the Bank, for a fee, may modify the loan, grant a limited moratorium on loan payments or revise the payment schedule to enable the borrower to restructure his or her financial affairs. Generally, the Bank stops accruing interest and any accrued non collected interest will be reversed in accordance with GAAP on delinquent loans when payment is in arrears for 90 days (unless the obligation is both well secured and in the process of collection) or when collection otherwise becomes doubtful. If the delinquency exceeds 120 days and is not cured through the Bank's normal collection procedures or through a restructuring, the Bank will institute measures to enforce its remedies resulting from the default, including commencing a foreclosure, repossession or collection action. In certain cases, the Bank will consider accepting a voluntary conveyance of collateral in lieu of foreclosure or repossession. Real property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold and is carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Accounting standards define fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent write-downs are provided by a charge to income through losses on other real estate in the period in which the need arises.

         The Bank attempts to sell real estate owned promptly after foreclosure, and it sold $153,251 of its real estate owned due to loan foreclosures during the year ended December 31, 1999. The book value of real estate owned that was sold by the Bank during the year ended December 31, 1999 totaled $202,907. As of December 31, 1999, there was $393 thousand real estate owned as a result of foreclosure.

         The following table sets forth information regarding the Company's delinquent and non-performing assets as of the dates indicated.

(In thousands)                                                                      At December 31,
                                                                                    ---------------
                                                                            1999                       1998
                                                                            ----                       ----
Accruing loans which are contractually
 past due 90 days or more:

    Commercial, financial, and agricultural....................                3                          0
    Real estate - construction.................................                0                         114
    Real estate - mortgage.....................................                0                          0
    Consumer...................................................                3                          0
                                                                        --------------------------------------

      Total ...................................................                6                        114

Ratio of delinquent (30 days or more) but accruing loans to:

      Total loans..............................................            1.20%                      2.16%
      Total assets.............................................            0.82%                      1.44%


Non-accruing loans:

  Commercial, financial, and agricultural......................              532                        516
  Real estate - construction...................................                0                          0
  Real estate - mortgage.......................................              318                         13
  Consumer loans...............................................               10                         80

      Total ...................................................              860                        609

Real estate acquired through foreclosure.......................              393                          0

Property acquired through repossession.........................               31                         18

Total loans and real estate acquired
   through foreclosure and repossessions.......................              424                         18

Total assets...................................................          105,802                    110,506

Ratio of non-performing assets total assets:...................            1.21%                      0.57%



Allowance for Loan Losses

         The allowance or reserve for possible loan losses is a means of absorbing future losses, which could be incurred from the current loan portfolio. The Bank maintains an allowance for possible loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances.

         The Bank maintains a general allowance equal to approximately 1.35% of the total principal amount of loans outstanding and management adjusts the general allowance monthly by charges or credits to income in response to changes in the outstanding loan balance. Management also may establish specific loan loss allowances for specific loans after considering such factors as past delinquencies on the loan, the value of the underlying collateral and the size of the loan. A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the general allowance for loan losses as of December 31, 1999 is adequate to absorb possible losses from loans currently in the portfolio.

         The following table summarizes the Company's loan loss experience for the periods indicated.


                                                                                      Years Ended December 31,
                                                                                      ------------------------
(In thousands)                                                                       1999                   1998
                                                                                     ----                   ----

Average loans........................................................                 69,643                 69,356

Allowance for possible loan losses,
   beginning of the period...........................................                  1,400                    915

Charge-offs for the period:
    Commercial, financial, and agricultural..........................                  1,014                    166
    Real estate - construction.......................................                      0                      0
    Real estate - mortgage...........................................                    111                     49
    Consumer.........................................................                    387                    103
                                                                                 ----------------------------------

    Total charge-offs................................................                  1,512                    318

Recoveries for the period:
    Commercial, financial, and agricultural..........................                    131                     45
    Real estate - construction.......................................                      0                      0
    Real estate - mortgage...........................................                     13                     13
    Consumer.........................................................                    115                     30
                                                                                 ----------------------------------

    Total recoveries.................................................                    259                     88

    Net charge-offs for the period...................................                  1,253                    230

Provision for loan losses............................................                    855                    715

Allowance for possible loan losses,
    end of the period................................................                  1,002                  1,400

Ratio of allowance for loan losses to
    total average loans outstanding..................................                  1.44%                  2.02%

Ratio of net charge-offs during
    the period to average loans
    outstanding during the period....................................                  1.80%                  0.33%

         In addition to the Bank's loan rating system for problem assets described above (see Problem Loans, above), the Bank has established a loan rating system for all categories of loans which assists management and the Board of Directors in determining the adequacy of the Bank's allowance for loan losses. Each loan in the Bank's portfolio is assigned a rating which is reviewed by management periodically to ensure its continued suitability. An exception is made in the case of (i) monthly installment loans which are grouped together by delinquency status such as over 10, 30, 60, or 90 days past due and (ii) problem assets which are rated as substandard, doubtful, or loss as discussed above. All other loans are assigned a rating of excellent, good, or moderate. The total amount of loans in each of these loan rating categories is weighted by a factor that management believes reasonably reflects losses that can be anticipated with respect to loans in each of these categories. Based on these weightings, the Bank's management establishes an allowance for loan losses that is reviewed by its Board of Directors each month.

         The following table sets forth the Company's allocation of the allowance for loan losses as of December 31, 1999, and 1998.

                                                       At December 31, 1999              At December 31, 1998
                                                --------------------------------      ----------------------------

(In thousands)                                                  Percent of loans                   Percent of loans
                                                                in each category                   in each category
Balance at end of period applicable to           Amount         to total loans        Amount       to total loans
--------------------------------------           ------         --------------        ------       --------------

Commercial, financial, and agricultural...          492            49.09%                 695         49.64%
Real estate - construction................           77             7.69%                 103          7.38%
Real estate - mortgage....................          345            34.45%                 456         32.57%
Consumer .................................           88             8.77%                 146         10.41%
                                                  ------------------------------------------------------------

     Total................................        1,002           100.00%               1,400        100.00%


INVESTMENT ACTIVITIES

Investment Policy

         The objective of Cornerstone's investment policy is to invest funds not otherwise needed to meet the loan demand of Cornerstone's market area and to meet the five following objectives: Gap Management, Liquidity, Pledging, Return, and Local Community Support. In doing so, Cornerstone will use the portfolio to provide structure and liquidity that the loan portfolio cannot. The management investment committee will balance the market risk and credit risks against the potential investment return, make investments compatible with the pledge requirements of Cornerstone's deposit of public funds, maintain compliance with regulatory investment requirements, and assists the various public entities with their financing needs. The management investment committee is authorized to execute security transactions for the investment portfolio based on the decisions of the Board Asset Liability Committee (ALCO). All the investment transactions occurring since the previous ALCO meeting are reviewed by the ALCO at its next monthly meeting, in addition to the entire portfolio. The investment policy allows portfolio holdings to include short-term securities purchased to provide Cornerstone's needed liquidity and longer-term securities purchased to generate stable income for Cornerstone during periods of interest rate fluctuations.

         The Company's investment portfolio totaled $ 19 million or 18.02% of total assets at December 31, 1999.

         The following table sets forth the carrying value of the Bank's investments at the dates indicated. Securities held in both available for sale and held to maturity status. Securites available for sale are carried at fair market value and securities held to maturity are held at their book value.

                                                                                              At December 31,
                                                                                     ------------------------------
(In thousands)                                                                          1999                 1998
                                                                                     ---------            ---------

         Securities available for sale:
         U.S. Government and agency
           obligations.................................................                  8,935                1,604
         Mortgage-backed and other securities..........................                  4,404                7,676
         States & political subdivisions tax-exempt....................                      0                    0
                                                                                     ------------------------------

            Total......................................................                 13,339                9,280

         Securities held to maturity:
         U.S. Government and agency
           obligations.................................................                    198                  352
         Mortgage-backed and other securities..........................                  5,525                8,725
         States & political subdivisions tax-exempt....................                      0                    0
                                                                                     ------------------------------

         Total.........................................................                  5,723                9,077

             Total Securities..........................................                 19,063               18,357

         The following table sets forth the fair value of the Bank's investments at December 31, 1999, the weighted average yields on the Bank's investments at December 31, 1999 and the periods to maturity of the Bank's investments from December 31, 1999.




                                                               Periods to Maturity from December 31, 1999
                                         ------------------------------------------------------------------------------------------
                                          1 year or less           1 - 5 years           5 - 10 years           Over 10 years
                                         ------------------     ------------------      -----------------     ---------------------
(In thousands)
                                                   Weighted               Weighted               Weighted               Weighted
AVAILABLE FOR SALE:                                Average                 Average               Average                 Average
                                         Amount   Yield (1)     Amount    Yield (1)     Amount   Yield (1)    Amount     Yield (1)
                                         ------   ---------     ------    ---------     ------   ---------    ------    ----------

U. S. Treasuries.....................       0       0.00%            0      0.00%          0       0.00%           0       0.00%
U. S. Government
   agencies..........................       0       0.00%        8,937      6.31%          0       0.00%           0       0.00%
Mortgage backed Securities (2).......       0       0.00%          203      6.68%        517       0.00%       3,682       6.49%
Tax-exempt
   municipal bonds...................       0       0.00%            0      0.00%          0       0.00%           0       0.00%
Other bonds, notes, de-bentures,
   and securities....................       0       0.00%            0      0.00%          0       0.00%           0       0.00%
                                       -----------------------------------------------------------------------------------------

   Total.............................       0       0.00%        9,140                   517       6.74%       3,682       6.49%
                                       -----------------------------------------------------------------------------------------

    Total Available for Sale:........  13,339           6.38%

                                                               Periods to Maturity from December 31, 1999
                                         ------------------------------------------------------------------------------------------
                                           1 year or less           1 - 5 years            5 - 10 years           Over 10 years
                                         ------------------     ------------------      -----------------     ---------------------
(In thousands)
                                                   Weighted               Weighted               Weighted               Weighted
AVAILABLE FOR SALE:                                Average                 Average               Average                 Average
                                         Amount   Yield (1)     Amount    Yield (1)     Amount   Yield (1)    Amount     Yield (1)
                                         ------   ---------     ------    ---------     ------   ---------    ------    ----------

U. S. Treasuries.....................         0     0.00%           0      0.00%           0       0.00%           0       0.00%
U. S. Government
   agencies..........................         0     0.00%         198      6.29%           0       0.00%           0       0.00%
Mortgage backed Securities (2).......        10     6.00%       1,106      6.49%         509       6.94%       3,906       6.49%
Tax-exempt
   municipal bonds...................         0     0.00%           0      0.00%           0       0.00%           0       0.00%
Other bonds, notes, de-bentures,
   and securities....................         0     0.00%           0      0.00%           0       0.00%           0       0.00%
                                     -------------------------------------------------------------------------------------------

   Total............................         10     6.00%       1,304      6.46%         509       6.94%       3,848       6.49%
                                     -------------------------------------------------------------------------------------------

    Total Held to Maturity...........     5,671     6.50%

    Total Securities.................    19,010     6.41%

-------------

(1)The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.
(2) Mortgages are allocated by maturity and not amortized

SOURCES OF FUNDS

GENERAL

         Time, money market, savings and demand deposits are the major source of the Company's funds for lending and other investment purposes. All deposits are held by the Bank. In addition, the Company obtains funds from loan principal repayments and proceeds from sales of loan participations and investment securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and sales of loan participations and investment securities are significantly influenced by prevailing interest rates, economic conditions and the Company's asset and liability management strategies. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds or on a longer term basis to support expanded lending activities and for other general business purposes.

DEPOSITS

         The Bank offers several types of deposit accounts, with the principal differences relating to the minimum balances required, the time period the funds must remain on deposit and the interest rate. Deposits are obtained primarily from the Bank's Chattanooga Metropolitan Statistical Area (MSA). The Bank does not advertise for deposits outside of this area. The Bank does not solicit funds from brokers, nor does it rely upon any single person or group of related persons for a material portion of its deposits.

         A principal source of deposits for the Bank consists of short-term money market and other accounts, which are highly responsive to changes in market interest rates. Accordingly, the Bank, like all financial institutions, is subject to short-term fluctuations in deposits in response to customer actions due to changing short-term market interest rates. The ability of the Bank to attract and maintain deposits and the Bank's cost of funds have been and will continue to be significantly affected by money market conditions.

         The following tables set forth the composition of deposits for the Company, excluding accrued interest payable, by type for the years ended December 31, 1999 and December 31, 1998.


                                                           1999          1998
(In thousands)                                            --------------------

Demand Deposits ..................................        12,412        14,152
NOW accounts .....................................        12,626        12,998
Savings & Money market deposits ..................        10,255        10,283
Time deposits less than $100,000 .................        39,923        43,089
Time deposits $100,000 or more ...................        16,129        17,490
                                                          ---------------------

          Total deposits .........................        91,346        98,012

         The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

(In thousands)                                        1999                 1998
                                              -----------------------------------------
Demand Deposits .......................        11,042                10,490
NOW accounts ..........................        13,604      1.70%     12,287      2.12%
Savings & Money market deposits .......         9,890      3.28%     10,195      3.67%
Time deposits less than $100,000 ......        39,554      5.33%     60,234      5.82%
Time deposits $100,000 or more ........        15,897      5.56%
                                              -----------------------------

          Total deposits ..............        89,987                 93,206

BORROWINGS

         The Company has paid off a holding company loan with First Tennessee Bank, which began the year with a balance of $1.250 million. The company does not anticipate borrowings in the future. The Bank has available several Federal Funds lines of credit available with corespondent banks with a total availability of $7 million as of the end of 1999. As of December 31, 1999, the Bank had an outstanding balance of $1 million. In addition, the Bank has the right to borrow from the Federal Reserve Bank if necessary to supplement its supply of funds available for lending and to meet deposit withdrawal requirements.

FINANCIAL CONDITION

         Earning Assets. Average earning assets in 1999 decreased $1.1 million or 1.2% over 1998 primarily due to the smaller security position the Bank held. This was as a result of a decrease in certificates of deposit, which will be discussed below.

         Loan Portfolio. Cornerstone's average loans for 1998 were $70 million, an increase of less than 1% over $69 million in average loans for 1998. Loan growth for 1999 was funded through the reduction of securities. The actual balance for the end of 1999, was $72.3 million a decrease of 1.0 million from 1998. During 1999, the portfolio fluctuated from the beginning of the year down to a low balance in May of 1999 when the Bank's loan portfolio balance was $65 million back up to the yearend figure of $72.3 million.

         Investment Portfolio. Cornerstone's average investment securities portfolio decreased 8.2% or $1.66 million from 1998 to 1999. Cornerstone maintains an investment strategy of seeking portfolio yields within acceptable risk levels as well as providing liquidity, pledging requirements, and GAP management. To assist in accomplishment of these missions the Bank materially reduced its mortgage backed security exposure during 1999. The Bank ended the year with less than 46% of the portfolio in mortgage backed securities. The Bank replaced these securities with non-callable bullet U.S. Agency securities that have a much lower interest rate risk. Cornerstone maintains two classifications of investment securities. "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, where as "Held to Maturity" securities are carried at book value. At yearend 1999, unrealized losses in the "Available for Sale" portfolio amounted to ($277,713).

Deposits. Cornerstone's average deposits decreased $3.7 million or 4.4%from 1998 to 1999. From yearend 1998 to yearend 1999, total deposits decreased $6.7 million or 6.8%. The Bank's strategy was to attact core transaction deposits and be less aggressive on certificates of deposits as the Bank went through its transition period when lenders were focusing on loan documentation rather than attracting new loans in the spring of 1999. The strategy lead to a general decrease in the most expensive deposits and therefore reduced the Bank's general cost of funds and increased the net interest income for the Bank.

Capital Resources. Stockholders average equity increased $.9 million or 8.8%. The Bank lost $413,123 in 1999, but raised approximately $2 million in the month of July and August through a warrant sale approved by the shareholders. The actual balance increased $1.6 million or 16.3% from $10 million as of the end of 1998 to $11.7 million.

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

         The primary function of asset / liability management is not only to assure adequate liquidity in order for Cornerstone to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that Cornerstone can profitably deploy its assets and therefore optimize earning. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through loan repayment and maturity of investment securities. Additional sources of liquidity are the investment in Federal Funds sold and prepayments from the mortgage backed securities from the investment portfolio.

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. Other liabilities, which do not qualify as a deposit, are Federal Funds purchased and securities under agreement to repurchase (REPO's). Both are temporary solutions for liquidity as Fed Funds must be paid off at least once every 30 days and REPO's must be collateralized by investment securities. At year end December 31, 1999, Cornerstone had $1 million in Federal Funds purchased and $1.2 million in REPO's.

RESULTS OF OPERATIONS

Year ended December 31, 1999 compared to year ended December 31, 1998

         Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on liabilities. The following discussion is on a fully taxable equivalent basis.

         Net interest income before the loan loss provision for 1999 increased $63,408 or 1.6% over 1998. The increase in net interest income from 1998 to 1999 is due to active management of the asset and liability mix while the bank went through its reorganization. This was done by monitoring the balance sheet daily and allowing the most expensive deposits to run off when the demand for loans slowed during the spring of 1999.

         Interest income decreased $524,497 or 6.4% in 1999 from 1998. Interest income produced by the loan portfolio decreased $337,500 or 5.6% from 1998 to 1999. Interest income on investment securities and Federal Funds sold decreased $146,997 or 10% from 1998 to 1999. The decrease in interest income was due to the Banks reorganization of the Bank's lending function which lowered loan balanced as mentioned above and a generally unfavorable interest rate environment to invest in marketable securities. To compound this situation a large portion of the securities portfolio, which was purchased at a premium, prepaid early and reduced securities interest income by the amount of premium prepaid.

         Total interest expense decreased $587,905 or 13.9% in 1999 from 1998. The interest expense decrease from 1998 to 1999, is a direct response from management of the bank to maintain it interest rate spread by the adjusting of the deposit mix and make it less dependent on certificates of deposit.

         One of the most useful tools for measuring the ability of a small community bank to make money is its ability to make money to maximize net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average-earning assets. This ratio represents the difference between the average yield on average-earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin increased 12 basis points in 1999 to 4.4%. The net costs of funds, defined as interest expense divided by average-earning assets, decreased 58 basis points from 4.55% in 1998 to 3.97% in 1999. The yield on earning assets decreased 47 basis points to 8.37% in 1999 from 8.84% in 1998.

         Allowance for Loan Loss. The allowance for possible loan loss represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1,001,809 as of December 31, 1999, in the allowance for possible loan loss account is sufficient to absorb known credit risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

         Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. Recognition of any interest after a loan has been placed on non-accrual is accounted for on a cash basis. As of December 31, 1999, Cornerstone had $1,003,765 of non-performing assets.

         Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in non-interest income. Total non-interest income decreased by $101,398 or 14.8% from 1998 to 1999. Fee income from service charges on deposit accounts increased $19,180 or 4.1% in 1999 which offset a large decrease in other non-interest income.

         Non-interest Expense. Non-interest expense for 1999 increased by $896,043 or 25.2% from 1998. Salaries and employee benefits increased by $445,068 or 26.7% from 1998 for $2,114,951. This increase was a result of salaries increasing as new management was brought in to reorganize the Bank coupled with double-digit increases in benefit costs. Occupancy expense increased by less than 1% as the bank found ways to reduce expenses while the operations of the Bank moved to a new operations center to reduce congestion in the branches and to make the operation personnel more productive. All other non-interest expense increased $450,257 or 27.2% in 1999, primarily due to expense incurred to legal fees, professional fees, and reconcilement charge-offs.

Capital Resources / Liquidity

         Liquidity. Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. Cornerstone's liquidity, represented by cash and cash from banks, is a result of its operating, investing and financing activities. In order to insure funds are available at all times, Cornerstone devotes resources to projecting on a monthly basis the amount of funds accessible. Liquidity requirements can also be met through short term borrowing or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

         Cornerstone's liquidity target is measured by adding all the Bank's net cash, short term and marketable securities and dividing this number by total deposits and short term liabilities not secured by assets pledged the approved policy liquidity is target 15% and currently the Bank's liquidity ratio is 19.9%.Cornerstone is not subject to any specific regulatory liquidity requirements imposed by regulatory orders. Cornerstone is subject to general FDIC guidelines which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does no know if any trends or demands which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

         The following table sets forth liquidity ratios for periods indicated:


                                                     December 31, 1999          December 31, 1998
                                                     --------------------------------------------
         Average loans to average deposits           77.4%                              74.4%

         Impact of Inflation and Changing Prices. The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of the financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. Management is concerned with two inflationary factors; the most common is the general impact of inflation on operations of Cornerstone and is reflected in increased operating costs. The other and most dangerous to the Bank's profitability is interest rate adjustments by the Federal Reserve and the general fixed income market in reaction to inflation. In other words interest rate risk, unlike most industrial companies virtually all of the assets and liabilities of Cornerstone are monetary in nature. As a result, interest rates may have a more significant impact on Cornerstone's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services and each issue must be dealt with independently.

CAPITAL ADEQUACY

         Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The objective of Cornerstone's management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable business, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of average equity to average assets, average tangible assets, and average equity to net loans.

         The FDIC has adopted capital guidelines governing the activities of banks. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potential higher credit risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments. The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital which is generally common shareholder's equity less goodwill and Tier II which is primarily Tier I capital plus a portion of the loan loss allowance. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by the regulators. The framework for calculating risk-based capital requires banks to meet the regulatory minimums of 4% Tier I and 8% total risk based capital. In 1990 regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.



                  (In thousands)                     December 31, 1999    December 31, 1998
                                                     --------------------------------------
CAPITAL:                                                 Amount              Amount
Tier I Capital:
         Stockholders' equity                            11,657              10,024
         Less disallowed intangibles                     (2,723)             (2,834)
                                                       --------            --------
                  Total Tier I capital                    8,934               7,190


Tier II capital:
         Qualifying debt                                     --                  --
         AFS Security(after tax losses)                     183                  --
         Qualifying allowance for loan losses             1,002               1,400
                                                       --------            --------
                  Total Tier II capital                  10,119               8,590
                  Total capital                          10,119               8,590

Risk-adjusted assets                                     73,294              79,598
Average assets                                          100,167             102,929

RATIOS:
Tier I capital to risk-adjusted assets                    12.19%               9.03%
Tier II capital to risk-adjusted assets                   13.81%              10.79%
Leverage - Tier I capital to average assets
 Less disallowed intangibles                               8.92%               6.99%

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital categories for banks. Under the regulation defining these five capital categories, each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings. The following table lists the five categories of capital and each of the minimum requirements for the three risk-based ratios.


                                  Total Risk-Based           Tier I Risk-Based              Leverage
                                    Capital Ratio              Capital Ratio                  Ratio

Well-capitalized                    10%or above                6% or above                5% or above
Adequately capitalized              8% or above                4% or above                4% or above
Under capitalized                   Less than 8%               Less than 4%               Less than 4%
Significantly undercapitalized      Less than 6%               Less than 3%               Less than 3%
Critically undercapitalized                  --                         --                2% or less

On December 31, 1999, Cornerstone exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

ITEM 8. FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included on page F-1 through F-33 of this Annual Report on Form 10-K:

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Operations for the years ended
           December 31, 1999, 1998 and 1997

          Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Neither the Company nor the Bank had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Following is certain information regarding the directors and executive officers of the Company.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table provides certain information regarding directors and executive officers as of March 25, 1999.


                                                                                             PRINCIPAL
                                                                                            OCCUPATIONS
       NAME                                 AGE         POSITIONS                      FOR PREVIOUS 5 YEARS
                                           ----        -----------                     --------------------

Ramesh V. Amin                              53          Director                        President, American
                                                                                        Plastics, Inc.

Randy Brooks                                47          Director                        President, R. K. Haskew &
                                                                                        Company, Inc.

B. Kenneth Driver                           64          Director                        President and Chief
                                                                                        Operating Officer,
                                                                                        Fillauer, Inc.

Karl Fillauer                               52          Director                        Chairman, Fillauer, Inc.

Gregory B. Jones                            47          Chief Executive Officer,        Banker
                                                        President, Director

James H. Large                              56          Director                        President, Key James Brick
                                                                                        & Supply Company, Inc.

Lawrence D. Levine.                         70          Director                        President, Financial
                                                                                        Management Corp.

Russell W. Lloyd                            59          Director                        President, MPL Construction
                                                                                        Co., Inc.

Earl A. Marler, Jr.                         63          Chairman of the Board,          Banker
                                                        Director

Doyce G. Payne, M.D.                        49          Director                        Physician

Turner Smith                                59          Director                        Director, Southeast Energy
                                                                                        Services, Inc.

Billy O. Wiggins                            57          Director                        President, Checks, Inc.

Marsha Yessick                              52          Director                        Owner, Yessick's Design
                                                                                        Center
Nathaniel F. Hughes                         41          Executive Vice President and    Banker
                                                        Chief Financial Officer

Jerry D. Lee                                39          Executive Vice President and    Banker
                                                        Senior Loan Administrator

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

         NATHANIEL F. HUGHES, Executive Vice President and Chief Financial Officer, was employed at Pioneer Bancshares as the Chief Investment Officer from 1994-1998. His duties were primarily administrative and concentrated in Asset Liability Management, Portfolio Management, Budgeting and Cash Management. From 1983 to 1991 Mr. Hughes worked at SunTrust Bank as an Investment Officer. From 1980 to 1983 he served as a Platoon Commander in the United States Marine Corps. He received his BBA from the University of Kentucky and MBA from Vanderbilt University. He holds a Certified Financial Analyst (CFA) designation. Currently serves as a Commander of an Artillery Battalion in the United States Marine Corps Reserve.

         JERRY D. LEE, Executive Vice President and Senior Loan Administrator, was employed from 1996 to 1999 with Northwest Georgia Bank as Senior Loan Officer and Manager of the Investor Mortgage Lending. In that position, his primary responsibilities included management of credit underwriting, commercial and consumer production and oversight of Investor Mortgage Lending. From 1990 to 1996, Mr. Lee was employed by AmSouth Bank, where he managed various commercial and consumer lending departments. From 1983 to 1990, he was employed by SunTrust Bank, where he managed credit administration and had commercial loan production responsibilities. He received his B.S. in Finance from University of Tennessee at Chattanooga.

THE CORNERSTONE BOARD AND ITS COMMITTEES

         Directors are elected annually and each director holds office until his successor is elected and qualified. The Company has five standing committees: the Executive and Strategic Planning Committee, the Audit Committee, the Asset/Liability Management Committee, the Human Resource Committee and the Nominating Committee. These committees advise on policy origination and revision plan administrative strategy and assure policy compliance through management reporting from areas under their supervision. These same five committees also serve the Bank. In addition, the Bank has a Directors Loan Committee and a Compliance/Community Reinvestment Act ("CRA") Committee.

         No director of Cornerstone is a director or executive officer of another bank holding company, bank, savings and loan association, or credit union.

         During the last fiscal year, the Board of Directors of Cornerstone held twelve meetings. The Directors of Cornerstone also serve as directors of the Bank. The Board of Directors of the Bank held twelve (12) meetings in 1999.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         COMPENSATION TABLE

         The table below sets forth certain elements of compensation for the named executive officer of the Company and the Bank for the periods indicated.

                           SUMMARY COMPENSATION TABLE


                                                                                        LONG TERM (1) COMPENSATION
                                                                           --------------------------------------------
                                                                           Restricted    Securities
                                   ANNUAL COMPENSATION                     Stock         Underlying        All Other
                         ------------------------------
Name and                          Salary          Bonus                    Awards        Options/SAR's     Compensation
Principal Position       Year     ( $ )           ( $ )                    ( $ )         ( # ) (2)         ( $ ) (3)
-----------------------------------------------------------------------------------------------------------------------

Gregory B. Jones         1999    $120,000          $  0                        0             5,500            $7,125
President & CEO          1998           0             0                        0                 0                 0
Company and Bank         1997           0             0                        0                 0                 0

--------------------------------

(1) The Company maintains a "1996 Cornerstone Statutory and Nonstatutory Stock Option Plan" which was approved by the shareholders in 1996. There were no shares of restricted stock held by any executive officers on December 31, 1999.

(2) Options acquired pursuant to option grants must generally be held at least two years before partial vesting is possible. The Company does not grant SAR's.

(3) Includes the Company's 1999 match for 401(K), and $5,400 in Bank Board directors fees.



OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         The following table contains information about option awards made to the named executive officer during the Company's fiscal year ended December 31, 1999.

                           STOCK OPTION GRANTS IN 1999


                                                                                     POTENTIAL REALIZABLE VALUE AT
                                                                                     ASSUMED ANNUAL RATES OF
                                                                                     STOCK PRICE APPRECIATION FOR
                        Individual Grants                                            THE OPTION TERM  (4)
--------------------------------------------------------------------------------------------------------------------
       ( a )              ( b )            ( c )           ( d )          ( e )            ( f )              ( g )
                     Number of         % of Total
                     Securities        Options/SAR's
                     Underlying        Granted to      Exercise or
                     Options/SAR's     Employees in    Base Price     Expiration
       Name          Granted (#)(1)    Fiscal Year     ($/share)(2)   Date (3)             5% ($)            10% ($)
--------------------------------------------------------------------------------------------------------------------

Gregory B. Jones          5,500            25.58%         $ 15.00       03/01/09          $ 51,884          $131,484

---------------------------

(1) These options are granted under the "1996 Cornerstone Statutory and Nonstatutory Stock Option Plan".

(2) These options were granted at fair market value at the time of the grant, are generally 100% exercisable after five years of the grant, with a vesting schedule of 30% the third year, 60% the fourth year and 100% the fifth year.

(3)      These options could expire earlier in certain situations.

(4) The potential realizable value of the options granted in 1999 to the executive officer named above was calculated by multiplying those options by the excess of (a) the assumed market value at March 1, 2009 of common stock if the estimated market value of common stock were to increase 5% or 10% in each year of the option's 10-year term over (b) the base price shown. This calculation does not take into account any taxes or other expenses, which might be owed. The 5% and 10% appreciation rates are set forth in the SEC rules and no representation is of course, made that the common stock will appreciate at those assumed rates or at all.

AGGREGATED OPTION EXERCISES IN 1999
AND DECEMBER 31, 1999 OPTION VALUES


                     Number of Securities                Number of Securities Underlying
                     Underlying Options    Value         Unexercised Options as of         Value of Unexercisable, In-the
                     Exercised             Realized               12/31/99 ( # )           Money Options at 12/31/99 ( $ )
                                                        -----------------------------------------------------------------
       Name                 ( # )            ( $ )      Exercisable      Unexercisable      Exercisable     Unexercisable
-------------------------------------------------------------------------------------------------------------------------

Gregory B. Jones              0               $  0           0               5,500              $ 0              $ 0

---------------------------------

(1) Shares acquired pursuant to option grant must generally be held five years for 100% vestment, with a vesting schedule of 30% the third year, 60% the fourth year and 100% the fifth year.

(2) Value is calculated as the difference between the estimated closing price of a share of common stock on December 31, 1999 ($13.00 per share) and the exercise price of the options. No value is reported if the exercise price of the options exceeded the estimated market price of a share of common stock on December 31, 1999.



401(K) PLAN

         The Company has a 401(k) plan covering employees meeting certain age requirements. The plan is structured such that employees can contribute to the plan on a tax-deductible basis and have their contributions invested in various investment funds offered under the plan. The plan permits, but does not require, the Company to make an employer matching contribution during the plan year. Employer contributions, which represent 25% of the first 6% of an employee's salary contributed to the plan, totaled $13,863 in 1999.

1996 CORNERSTONE STATUTORY AND NONSTATUTORY STOCK OPTION PLAN

         The Company established the 1996 Cornerstone Statutory and Nonstatutory Stock Option Plan (the "Plan") during 1996 as a long-term incentive for eligible employees and directors. The total number of shares that may be issued under the plan may not exceed 205,000. Of such shares, 55,000 may be incentive stock options and the remaining 150,000 shares of stock may be nonqualified stock options. The persons eligible to receive incentive stock options under the plan are key Company employees and officers selected by the Human Resource Committee of the Board. Persons designated by the Committee who are eligible to receive nonqualified options need not be employees of the Company and generally will be non-employee directors of the Company. The options are issued at the market value of the Company's stock and are exercisable upon issue. The term of all options issued under the Plan are for 10 years.

COMPENSATION OF DIRECTORS

         The Directors of the Company are not compensated for their attendance at Company Board meetings or Company committee meetings. Each Director received $450 for each Bank Board meeting. Each non-employee Director also received $75 for each Bank committee meeting attended. Total Director fees paid by the Bank for services rendered on behalf of the Bank in 1999 was $98,125.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         OWNERSHIP OF CORNERSTONE COMMON STOCK

         As of March 25, 1999, Cornerstone's records indicated the following number of shares were beneficially owned by, (i) each person who is a director or a named executive officer of Cornerstone and (ii) all directors and executive officers as a group.


                                                                 Amount and Nature
                            Name of                           of Beneficial Ownership                Percent
                        Beneficial Owner                       (Number of Shares)(2)               Of Class(1)
                        ----------------                      -----------------------              -----------

(i)       Ramesh V. Amin*                                               70,001     (2)                  5.40%
          Randy Brooks                                                  29,746     (2)                  2.29%
          B. Kenneth Driver                                             25,186 (2) (3)                  1.86%
          Karl Fillauer                                                 33,190 (2) (4)                  2.56%
          Gregory B. Jones                                              21,186     (5)                  1.68%
          James H. Large                                                39,690 (2) (6)                  3.06%
          Lawrence D. Levine                                            17,500     (2)                  1.35%
          Russell W. Lloyd                                              33,290 (2) (7)                  2.57%
          Earl A. Marler, Jr.                                           37,065 (2) (8)                  2.86%
          Doyce G. Payne, M.D.                                          41,315 (2) (9)                  3.19%
          Turner Smith                                                  30,000     (2)                  2.31%
          Billy O. Wiggins                                              48,044 (2) (10)                 3.71%
          Marsha Yessick                                                26,000     (2)                  2.01%
          Nathaniel F. Hughes                                           17,500                          1.35%
          Jerry D. Lee                                                  20,500     (11)                 1.56%

(ii)      Directors and executive officers as a group
          (15 persons)                                                 490,551                         37.83%

Footnotes to the Directors Table:

(1) Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 1,166,629 shares issued and outstanding on December 31, 1999. Options to purchase 130,000 shares are exercisable or become exercisable within 60 days of December 31, 1999. Such shares are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by each person to whom a portion of such options relate, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

(2) Includes 10,000 shares issuable within the next 60 days upon exercise of options issued pursuant to the 1996 Cornerstone
         Statutory-Nonstatutory Stock Option Plan.

(3)      Includes 15,186 shares held jointly with Mr. Driver's spouse.

(4)      Includes 23,190 shares held jointly with Mr. Fillauer's spouse.

(5) Includes 4,194 shares held jointly with Mr. Jones' spouse, and 1,400 shares held in an IRA account by Mr. Jones' spouse.

(6) Includes 4,300 shares held jointly with Mr. Large's spouse, 1,600 shares held by Mr. Large's spouse and 22, 170 shares held by Key James Brick Company trust PSP.

(7) Includes 20,000 shares held jointly with Mr. Lloyd's spouse and 100 shares held as custodian for a grandchild.

(8)      Includes 27,065 shares held jointly with Mr. Marler's spouse.

(9) Includes 10,690 shares held jointly with Dr. Payne's spouse and 2,625 shares held as custodian for a child.

(10) Includes 6,190 shares held jointly with Mr. Wiggins' spouse, 7,500 shares jointly held with Mr. Wiggins' spouse and mother and 3,000 shares held as custodian for a child

(11) Includes 8,000 shares held jointly with Mr. Lee spouse, 8,500 shares held Mr. Lee's spouse's IRA and 200 shares held as custodian for a child

  *      Mr. Amin's address is 3155 Cypress Pond Pass, Duluth, GA 30097.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Various Company directors, executive officers and their affiliates, including corporations and firms of which they are officers or in which they and/or their families have an ownership interest, are customers of the Company and its subsidiary. These persons, corporations and firms have had transactions in the ordinary course of business with the Company and its subsidiary, including borrowings, all of which, in the opinion of management, were on substantially the same terms including interest rates and collateral as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The Company and its subsidiary expect to have such transactions on similar terms with its directors, executive officers and their affiliates in the future. The aggregate amount of loans outstanding by Cornerstone Community Bank to directors, executive officers and related parties as of December 31, 1999 was approximately $1,711,000 which represented 14.68% of the Company's consolidated shareholders' equity on that date.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The following exhibits are filed as a part of or incorporated by reference in this report: [may incorporate by reference to S-1]


      Exhibit No.                           Description

          3.1*             Articles of Incorporation of the Company

          3.2*             Bylaws of the Company, as amended (see attached amendment)

          4. The right of securities holders are defined in the Articles of Incorporation and By laws provided in exhibits 3.1 and 3.2 respectively.

         10.1**            Cornerstone Statutory-Nonstatutory Stock Option Plan

         10.2**            Employment Agreement between Cornerstone Bancshares, Inc. and
                           Gregory B. Jones, dated March 1, 1999.

         10.3**            Employment Agreement between Cornerstone Bancshares, Inc. and
                           Nathaniel F. Hughes, dated March 1, 1999. 10.4 ** Employment
                           Agreement between Cornerstone Bancshares, Inc. and Jerry D.
                           Lee, dated March 1, 1999.

         21.+              The sole subsidiary of Cornerstone Bancshares, Inc. is Cornerstone
                           Community Bank, Chattanooga, Tennessee.

         27.+              Financial Data Schedule(FOR SEC USE ONLY)

----------

*Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-4, as amended (No. 333-26699).

**Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-1, as amended (No. 333-96185).

+ Filed herewith.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CORNERSTONE BANCSHARES, INC.
                                                     (Registrant)


Date: March 29, 2000                        By:  /s/ Gregory B. Jones
                                                 -------------------------------
                                                 Gregory B. Jones
                                                 President and Chief
                                                 Executive Officer


                                            By:  /s/ Nathaniel F. Hughes
                                                 -------------------------------
                                                 Nathaniel F. Hughes
                                                 EVP & Chief Financial Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000.


            Signature                           Title
                                                ------


/s/ Earl A. Marler, Jr.                Chairman of the Board
-----------------------------
Earl A. Marler, Jr.



/s/ Gregory B. Jones                   President, Chief Executive Officer and
-----------------------------
Gregory B. Jones                       Director (principal executive officer and
                                       principal financial officer)


/s/ Ramesh V. Amin                     Director
-----------------------------
Ramesh V. Amin

/s/ B. Kenneth Driver                                         Director
---------------------------------
B. Kenneth Driver



/s/ Karl Fillauer                                             Director
---------------------------------
Karl Fillauer



/s/ James H. Large                                            Director
---------------------------------
James H. Large



/s/ Lawrence D. Levine                                        Director
---------------------------------
Lawrence D. Levine



/s/ Russell W. Lloyd                                          Director
---------------------------------
Russell W. Lloyd



/s/ Doyce G. Payne                                            Director
---------------------------------
Doyce G. Payne




/s/ Turner Smith                                              Director
---------------------------------
Turner Smith



/s/ Billy O. Wiggens                                          Director
---------------------------------
Billy O. Wiggens



/s/ Marsha Yessick                                            Director
---------------------------------
Marsha Yessick

INDEX OF EXHIBITS


   Exhibit No.                         Description
                                       -----------

          3.1*             Articles of Incorporation of the Company

          3.2*             Bylaws of the Company, as amended (see attached)

          4. The right of securities holders are defined in the Articles of Incorporation and By laws provided in exhibits 3.1 and 3.2 respectively.

         10.1**            Cornerstone Statutory-Nonstatutory Stock Option Plan

         10.5**            Employment Agreement between Cornerstone Bancshares,
                           Inc. and Gregory B. Jones, dated March 1, 1999.

         10.6**            Employment Agreement between Cornerstone Bancshares,
                           Inc. and Nathaniel F. Hughes, dated March 1, 1999.

         10.7**            Employment Agreement between Cornerstone Bancshares,
                           Inc. and Jerry D. Lee, dated March 1, 1999.

         21.+              The sole subsidiary of Cornerstone Bancshares, Inc.
                           is Cornerstone Community Bank, Chattanooga, Tennessee.

         27.+              Financial Data Schedule

----------

*Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-4, as amended (No. 333-26699).

**Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-1, as amended (No. 333-96185).

+ Filed herewith.

               Report of Independent Certified Public Accountants

                           on the Financial Statements




To the Stockholders and
 Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

         We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


HAZLETT, LEWIS & BIETER, PLLC



Chattanooga, Tennessee
January 28, 2000

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                                  1999                    1998
                                                                             --------------          --------------

       ASSETS

Cash and due from banks                                                      $    7,721,701          $    4,268,967
Federal funds sold                                                                       --               8,425,000
Securities available for sale                                                    13,339,306               9,280,116
Securities held to maturity (fair value approximates $5,670,719
   at December 31, 1999)                                                          5,723,320               9,077,465
Loans, net of allowance for loan losses of $1,001,809 in 1999
   and $1,400,000 in 1998                                                        71,323,878              72,492,549
Bank premises and equipment, net                                                  2,231,179               1,967,329
Accrued interest receivable                                                         656,159                 638,441
Excess cost over fair value of net assets acquired                                2,722,651               2,834,124
Other assets                                                                      2,084,033               1,522,143
                                                                             --------------          --------------

       Total assets                                                          $  105,802,227          $  110,506,134
                                                                             ==============          ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand deposits                                       $   12,411,939          $   14,151,526
   Interest-bearing demand deposits                                              12,626,200              12,998,223
   Savings deposits and money market accounts                                    10,254,825              10,283,103
   Time deposits of $100,000 or more                                             16,129,350              17,489,618
   Time deposits under $100,000                                                  39,923,313              43,089,138
                                                                             --------------          --------------

       Total deposits                                                            91,345,627              98,011,608

Accrued interest payable                                                            189,870                 270,634
Federal funds purchased and securities sold under
   agreements to repurchase                                                       2,179,363                      --
Other liabilities                                                                   193,108                 470,861
Notes payable                                                                            --               1,250,000
                                                                             --------------          --------------

       Total liabilities                                                         93,907,968             100,003,103
                                                                             --------------          --------------

Commitments and contingencies

Redeemable common stock                                                             237,504                 478,744
                                                                             --------------          --------------

Stockholders' equity:
   Preferred stock - no par value; 2,000,000 shares
     authorized; no shares issued                                                        --                      --
   Common stock - $1.00 par value; 2,000,000 shares
     authorized; 1,166,629 and 1,009,461 shares issued
     and outstanding in 1999 and 1998, respectively                               1,166,629               1,009,461
   Additional paid-in capital                                                    11,128,234               9,017,430
   Retained earnings (deficit)                                                     (454,818)                (41,695)
   Accumulated other comprehensive income                                          (183,290)                 39,091
                                                                             --------------          --------------

       Total stockholders' equity                                                11,656,755              10,024,287
                                                                             --------------          --------------

       Total liabilities and stockholders' equity                            $  105,802,227          $  110,506,134
                                                                             ==============          ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1999, 1998 and 1997

                                                                          1999               1998              1997
                                                                      ------------       ------------      ------------

INTEREST INCOME
    Loans                                                             $  6,361,554       $  6,739,054      $  3,408,638
    Securities                                                           1,146,591          1,296,613           647,430
    Federal funds sold                                                     179,324            176,299           135,476
                                                                      ------------       ------------      ------------

        Total interest income                                            7,687,469          8,211,966         4,191,544
                                                                      ------------       ------------      ------------

INTEREST EXPENSE
    Time deposits of $100,000 or more                                      884,435            988,663           589,085
    Other deposits                                                       2,662,507          3,152,473         1,552,016
    Federal funds purchased and securities
      sold under agreements to repurchase                                   22,500              8,518               318
    Other                                                                   74,043             81,736            12,038
                                                                      ------------       ------------      ------------

        Total interest expense                                           3,643,485          4,231,390         2,153,457
                                                                      ------------       ------------      ------------

        Net interest income before provision for loan losses             4,043,984          3,980,576         2,038,087

Provision for loan losses                                                  855,000            715,343           273,277
                                                                      ------------       ------------      ------------

        Net interest income after provision for loan losses              3,188,984          3,265,233         1,764,810
                                                                      ------------       ------------      ------------

NONINTEREST INCOME
    Service charges                                                        486,898            467,718           197,414
    Other noninterest income                                                47,324            108,304            24,957
    Net gains from sale of loans and securities                             50,620            110,218           103,394
                                                                      ------------       ------------      ------------

        Total noninterest income                                           584,842            686,240           325,765
                                                                      ------------       ------------      ------------

NONINTEREST EXPENSES
    Salaries and employee benefits                                       2,114,951          1,669,883           928,270
    Net occupancy and equipment expense                                    225,435            224,717           108,614
    Other operating expenses                                             2,106,842          1,656,585           685,257
                                                                      ------------       ------------      ------------

        Total noninterest expenses                                       4,447,228          3,551,185         1,722,141
                                                                      ------------       ------------      ------------

        Income (loss) before income tax expense (benefit)                 (673,402)           400,288           368,434

Income tax expense (benefit)                                              (260,279)           151,956           144,334
                                                                      ------------       ------------      ------------

        Net income (loss)                                             $   (413,123)      $    248,332      $    224,100
                                                                      ============       ============      ============

EARNINGS (LOSS) PER SHARE
    Basic                                                             $      (0.39)      $        .25      $        .35
    Diluted                                                                  (0.39)               .24               .33
                                                                      ============       ============      ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1999, 1998 and 1997

                                                                                                                       Accumulated
                                                                                    Total    Additional   Retained        Other
                                                     Comprehensive Stockholders'   Common      Paid-in    Earnings    Comprehensive
                                                        Income        Equity        Stock      Capital    (Deficit)      Income
                                                     ------------- -----------     -------   ----------   ---------   -------------

BALANCE, December 31, 1996                                         $ 3,047,276    $1,100,200   $  34,500  $1,903,145    $ 9,431

 Bank combination                                                    4,232,940     (356,934)   6,961,166  (2,417,272)    45,980

 Issuance of common stock                                            1,580,260      131,688    1,448,572          --         --

 Redeemable common stock                                              (856,797)          --     (856,797)         --         --

 Comprehensive income:
  Net income                                            $224,100       224,100           --           --     224,100         --

   Other comprehensive income, net of tax:
    Unrealized holding gains (losses) on securities
     available for sale, net of reclassification
     adjustment                                          (12,694)      (12,694)          --           --          --    (12,694)
                                                        --------   -----------    ---------    ---------    --------    -------

   Total comprehensive income                                                                                           $211,406
                                                                                                                        =======

BALANCE, December 31, 1997                                           8,215,085      874,954    7,587,441    (290,027)    42,717

 Redemption of common stock                                           (350,107)     (27,897)    (322,210)         --         --

 Issuance of common stock                                            1,964,187      162,404    1,801,783          --         --

 Increase in redeemable common stock                                   (49,584)          --      (49,584)         --         --

 Comprehensive income:
   Net income                                           $248,332       248,332           --           --     248,332         --

   Other comprehensive income, net of tax:
    Unrealized holding gains (losses) on securities
     available for sale, net of reclassification
     adjustment                                           (3,626)       (3,626)          --           --          --     (3,626)
                                                        --------   -----------    ---------    ---------    --------    -------

   Total comprehensive income                                                                                           $244,706
                                                                                                                        =======

BALANCE, December 31, 1998                                         $10,024,287    $1,009,461   $9,017,430   $(41,695)   $39,091
                                                                   ===========    =========    =========    ========    =======

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1999, 1998 and 1997

                                                                                                                       Accumulated
                                                                                    Total    Additional   Retained        Other
                                                     Comprehensive Stockholders'   Common      Paid-in    Earnings    Comprehensive
                                                        Income        Equity        Stock      Capital    (Deficit)      Income
                                                     ------------- -----------     -------   ----------   ---------   -------------


BALANCE, December 31, 1998                                         $10,024,287   $1,009,461   $9,017,430   $(41,695)    $39,091

 Redemption of common stock                                           (270,928)     (19,352)    (251,576)         --         --

 Issuance of common stock                                            2,568,588      176,520    2,392,068          --         --

 Increase in redeemable common stock                                   (29,688)          --      (29,688)         --         --

 Comprehensive income:
  Net loss                                              $(413,123)    (413,123)          --           --    (413,123)        --

  Other comprehensive income, net of tax:
   Unrealized holding gains (losses) on securities
    available for sale, net of reclassification
    adjustment                                          (222,381)     (222,381)          --           --          --   (222,381)
                                                        --------   -----------   ----------  -----------  ----------   --------

   Total comprehensive income (loss)                                                                                  $(635,504)
                                                                                                                      --=======

BALANCE, December 31, 1999                                         $11,656,755   $1,166,629  $11,128,234  $(454,818)  $(183,290)
                                                                   ===========   --========  --=========  --========  ----=====

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December
                            31, 1999, 1998 and 1997

                                                                             1999                1998                1997
                                                                         ------------        ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                     $   (413,123)       $    248,332        $    224,100
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                          309,842             421,406             108,251
       Provision for loan losses                                              855,000             715,343             273,277
       Gains on sales of loans                                                (60,386)           (110,218)                 --
       Deferred income taxes                                                  119,294            (248,610)            (38,314)
       Proceeds from sales of loans held for sale                           4,270,574           6,969,087                  --
       Originations of loans held for sale                                 (4,216,713)         (6,858,869)                 --
       Changes in other operating assets and liabilities:
         Accrued interest receivable                                          (17,718)            (53,995)           (162,195)
         Accrued interest payable                                             (80,764)            (54,917)            125,432
         Other assets and liabilities                                        (292,119)           (144,068)           (541,628)
                                                                         ------------        ------------        ------------

           Net cash provided by operating activities                          473,887             883,491             (11,077)
                                                                         ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from security transactions:
     Securities available for sale                                          4,904,263           6,318,245           2,076,069
     Securities held to maturity                                            3,323,155           8,736,045           4,177,498
   Purchase of securities available for sale                               (9,246,955)         (8,139,733)         (6,347,646)
   Purchase of securities held to maturity                                         --          (7,101,585)                 --
   Net increase in loans                                                     (771,662)        (12,796,580)        (20,261,850)
   Purchase of bank premises and equipment                                   (369,322)           (223,054)           (332,638)
   Proceeds from sale of other real estate                                    153,326                  --                  --
   Payments related to bank combination                                            --            (457,637)         (3,829,731)
   Cash and cash equivalents acquired in bank combination                          --                  --           5,050,906
                                                                         ------------        ------------        ------------

           Net cash used in investing activities                           (2,007,195)        (13,664,299)        (19,467,392)
                                                                         ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in deposits                                     (6,665,981)         16,161,803          19,889,783
   Increase in federal funds purchased and securities
     sold under repurchase agreements                                       2,179,363                  --                  --
   Proceeds from borrowings on debt                                                --             395,000             500,000
   Principal paid on notes payable                                         (1,250,000)                 --                  --
   Redemption of common stock                                                (270,928)           (350,107)                 --
   Issuance of common stock                                                 2,568,588           1,964,187           1,580,260
                                                                         ------------        ------------        ------------

           Net cash provided by (used in) financing activities             (3,438,958)         18,170,883          21,970,043
                                                                         ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                        (4,972,266)          5,390,075           2,491,574

CASH AND CASH EQUIVALENTS, beginning of year                               12,693,967           7,303,892           4,812,318
                                                                         ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, end of year                                   $  7,721,701        $ 12,693,967        $  7,303,892
                                                                         ============        ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION
     Cash paid during the period for interest                            $  3,724,249        $  4,215,080        $  2,028,025
     Cash paid during the period for taxes                                     44,403             425,171             199,859
                                                                         ============        ============        ============

NONCASH INVESTING AND FINANCING ACTIVITIES
   Acquisition of real estate through foreclosure                        $    545,929        $         --        $         --
   Increase in redeemable common stock                                         29,688              49,584             779,267
   Common stock issued in bank combination                                         --                  --           1,921,856
                                                                         ============        ============        ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


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

           Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans, the allowance for losses on foreclosed assets, and deferred income taxes. In connection with the determination of the allowances for losses on loans and foreclosed assets, management obtains independent appraisals for significant properties and other assets.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 1.    Summary of Significant Accounting Policies (continued)

           Use of estimates: (continued)

           While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed assets. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed assets may change materially in the near term.

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

           Securities sold under agreements to repurchase:

           Securities sold under agreements to repurchase, which are classified as secured borrowings, generally are repurchased within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 1.    Summary of Significant Accounting Policies (continued)

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

           Foreclosed assets:

           Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses on foreclosed assets.

           Bank premises and equipment:
           Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line depreciation method and accelerated depreciation methods for both financial statement purposes and income tax purposes. Bank premises are depreciated over 30 years, and furniture, fixtures and equipment are depreciated over 5 to 12 years. Additions and major renewals and betterments are capitalized and depreciated over their estimated useful lives. Repairs, maintenance, and minor renewals are charged to operating expense as incurred. When property is replaced or otherwise disposed of, the cost of such assets and the related accumulated depreciation are removed from the accounts. The gain or loss, if any, is recorded in the statement of income.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 1.    Summary of Significant Accounting Policies (continued)

           Deferred income taxes:

           Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

           Reclassifications:

           Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.


Note 2.    Securities

           Securities have been classified in the balance sheet according to management's intent as either securities held to maturity or securities available for sale.

           The amortized cost and approximate market value of securities at December 31, 1999 and 1998, is as follows:

                                                                               1999
                                                 ---------------------------------------------------------------
                                                                    Gross            Gross
                                                  Amortized       Unrealized       Unrealized          Market
                                                     Cost           Gains            Losses             Value
                                                 -----------      ---------       ------------       -----------

            Securities available for sale:
              Securities of U.S. Government
               agencies and corporations         $ 9,141,183      $      --       $   (206,480)      $ 8,934,703

              Mortgage-backed and
               other securities                    4,475,836          6,757            (77,990)        4,404,603
                                                 -----------      ---------       ------------       -----------

                                                 $13,617,019      $   6,757       $   (284,470)      $13,339,306
                                                 ===========      =========       ============       ===========

            Securities held to maturity:
              Securities of U.S. Government
               agencies and corporations         $   198,436      $      --       $       (401)      $   198,035

              Mortgage-backed and
               other securities                    5,524,884          5,559            (57,759)        5,472,684
                                                 -----------      ---------       ------------       -----------

                                                 $ 5,723,320      $   5,559       $    (58,160)      $ 5,670,719
                                                 ===========      =========       ============       ===========

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 2.    Securities (continued)

                                                                           1998
                                                -----------------------------------------------------------
                                                                   Gross          Gross
                                                  Amortized      Unrealized    Unrealized          Market
                                                    Cost           Gains         Losses             Value
                                                ------------     ----------    -----------       ----------
            Securities available for sale:
                U.S. Government
                  securities                    $  400,000      $  2,644       $        --       $  402,644

                Securities of U.S.
                  Government agencies            1,179,857        21,607                --        1,201,464

                Mortgage-backed and
                  other securities               7,637,209        47,801            (9,002)       7,676,008
                                                ----------      --------       -----------       ----------

                                                $9,217,066      $ 72,052       $    (9,002)      $9,280,116
                                                ==========      ========       ===========       ==========

            Securities held to maturity:
                U.S. Government
                  securities                    $  352,082      $  3,613       $        --       $  355,695

                Mortgage-backed and
                  other securities               8,725,383        47,002           (25,394)       8,746,991
                                                ----------      --------       -----------       ----------

                                                $9,077,465      $ 50,615       $   (25,394)      $9,102,686
                                                ==========      ========       ===========       ==========

           At December 31, 1999 and 1998, securities with a carrying value of approximately $8,745,000 and $5,116,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 1999, the carrying amount of securities pledged to secure repurchase agreements was $3,628,000. At December 31, 1998, there were no securities pledged to secure repurchase agreements.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 2.    Securities (continued)

           The amortized cost and estimated market value of securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Securities Available for Sale       Securities Held to Maturity
                                                    ------------------------------     -----------------------------
                                                      Amortized            Fair         Amortized           Fair
                                                        Cost              Value            Cost             Value
                                                    -----------        -----------     ------------     ------------

              Due in one year or less               $ 9,141,183        $ 8,937,054     $     10,306     $     10,293
              Due from one year to
                five years                              205,591            203,825        1,320,446        1,304,282
              Due from five years to
                ten years                               522,151            516,926          515,982          509,308
              Due after ten years                     3,748,094          3,681,501        3,876,586        3,846,836
                                                    -----------        -----------     ------------     ------------

                                                    $13,617,019        $13,339,306     $  5,723,320     $  5,670,719
                                                    ===========        ===========     ============     ============

           There were no sales of securities available for sale in 1999 and 1998. For the year ended December 31, 1997, proceeds from sales of securities available for sale amounted to $2,572,054. The Bank had gross realized gains of $103,394 in 1997. There were no gross realized losses in 1997. The tax provision applicable to these net realized gains amounted to $39,300 in 1997.


Note 3.    Loans and Allowance for Loan Losses
           At December 31, 1999 and 1998, the Bank's loans consist of the following (in thousands):

                                                                       1999               1998
                                                                      -------           -------
                Mortgage loans on real estate:
                  Residential 1-4 family                              $17,063           $15,953
                  Residential multifamily (5 or more)                   1,475             1,429
                  Commercial                                           21,843            22,828
                  Construction                                          5,560             5,456
                  Second mortgages                                      4,090             4,133
                  Equity lines of credit                                2,289             2,552
                                                                      -------           -------

                                                                       52,320            52,351
                                                                      -------           -------

                Commercial loans                                       13,661            13,164
                                                                      -------           -------

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 3.    Loans and Allowance for Loan Losses (continued)

                                                                           1999               1998
                                                                       ------------       ------------
            Consumer installment loans:
               Personal                                                $      5,427       $      7,694
               Credit cards                                                     918                684
                                                                       ------------       ------------

                                                                              6,345              8,378
                                                                       ------------       ------------
                                                                             72,326             73,893
                    Less:  Allowance for loan losses                         (1,002)            (1,400)
                                                                       ------------       ------------

                        Loans, net                                     $     71,324       $     72,493
                                                                       ============       ============


           A summary of transactions in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997, is as follows:


                                                          1999             1998            1997
                                                        ---------       ---------       ---------
            Balance, beginning of year                  $1,400,000      $  915,005      $ 201,422

              Provision for loan losses                    855,000         715,343        273,277
              Bank combination                                  --              --        456,960
              Loans charged-off                         (1,512,047)      (318,041)        (16,654)
              Recoveries of loans
                previously charged-off                     258,856          87,693             --
                                                        ----------       ---------      ---------
            Balance, end of year                        $1,001,809      $1,400,000      $ 915,005
                                                        ==========      ==========      =========

           The Bank's only significant concentration of credit at December 31, 1999, occurred in real estate loans which totaled approximately $52,320,000. While real estate loans accounted for 72 percent of total loans, these loans were primarily residential development and construction loans, residential mortgage loans, commercial loans secured by commercial properties, and consumer loans. Substantially all real estate loans are secured by properties located in Tennessee.

           In the normal course of business, the Bank makes loans to executive officers and directors and their affiliates of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Loans to executive officers, principal shareholders, and directors and their affiliates were approximately $1,711,000 and $2,987,000 at December 31, 1999 and 1998, respectively.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 3.    Loans and Allowance for Loan Losses (continued)

           The following is a summary of information pertaining to impaired loans at December 31, 1999 and 1998 (in thousands):


                                                                                 December 31,
                                                                       -------------------------------
                                                                           1999                1998
                                                                       ------------       ------------
            Total impaired loans                                       $        860       $        609
                                                                       ============       ============

            Valuation allowance related to impaired loans              $        169       $        203
                                                                       ============       ============


                                                                          Years ended December 31,
                                                                       -------------------------------

                                                                           1999                1998
                                                                       ------------       ------------

            Average investment in impaired loans                       $        904       $        145
                                                                       ============       ============

           Impaired loans without a valuation allowance were insignificant in relation to the Bank's loan portfolio at December 31, 1999 and 1998.

           Interest income recognized on impaired loans was insignificant to total interest income on loans for each of the years ending December 31, 1999, 1998 and 1997.


Note 4.    Bank Premises and Equipment

           A summary of bank premises and equipment at December 31, 1999 and 1998, is as follows:


                                                       1999                 1998
                                                   ------------       ------------
            Land                                   $    463,278       $    463,278
            Buildings and improvements                1,249,851          1,091,255
            Furniture, fixtures and equipment         1,016,765          1,419,645
            Work in progress                            136,217                 --
                                                   ------------       ------------
                                                      2,866,111          2,974,178
            Accumulated depreciation                   (634,932)        (1,006,849)
                                                   ------------       ------------

                                                   $  2,231,179       $  1,967,329
                                                   ============       ============


           Depreciation expense for the years ended December 31, 1999, 1998 and 1997, amounted to $161,589, $199,944, and $108,251, respectively.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 4.    Bank Premises and Equipment (continued)

           Certain bank facilities and equipment are leased under various operating leases. Total rent expense for the years ended December 31, 1999, 1998 and 1997, was $108,863, $89,657, and $28,324,
           respectively.

           Future minimum rental commitments under noncancelable leases are as follows:

                  2000              $140,905
                  2001               140,905
                  2002               111,111
                  2003                48,010
                  2004                39,000
                                    --------

                  Total             $479,931
                                    ========

Note 5.    Time Deposits

           At December 31, 1999, the scheduled maturities of time deposits are as follows:

                  2000              $42,754,104
                  2001               10,926,410
                  2002                1,786,342
                  2003                  418,026
                  Thereafter            167,781
                                    -----------

                  Total             $56,052,663
                                    ===========

Note 6.    Income Taxes

           The Company files a consolidated federal income tax return with its subsidiary. Under the terms of a tax-sharing agreement, the subsidiary's allocated portion of the consolidated tax liability is computed as if it was reporting income and expenses to the Internal Revenue Service as a separate entity.

           Income tax expense (benefit) in the statement of operations for the years ended December 31, 1999, 1998 and 1997, consists of the following:

                                                             1999              1998          1997
                                                          -----------       ----------      --------

            Current tax expense (benefit)                 $  (379,573)      $  400,566      $182,648
            Deferred tax expense (benefit) related to:
              Provision for loan losses                       235,688         (199,449)      (24,700)
              Net operating loss carryforward                (125,504)         (11,121)       (8,000)
              Other                                             9,110          (38,040)       (5,614)
                                                          -----------       ----------      --------

            Income tax expense (benefit)                  $  (260,279)      $  151,956      $144,334
                                                          ===========       ==========      ========

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 6.    Income Taxes (continued)

           The income tax benefit is different from the expected tax benefit computed by multiplying income before income tax benefit by the statutory federal income tax rates. The reasons for this difference are as follows:

                                                             1999             1998            1997
                                                          -----------       ----------      --------
            Expected tax at statutory rates               $  (228,956)      $  136,097      $125,268
            Increase (decrease) resulting tax effect of:
              State income taxes, net of federal
                tax benefit                                   (26,667)          16,013        14,737
              Other                                            (4,656)            (154)        4,329
                                                          -----------       ----------      --------

              Income tax expense (benefit)                $  (260,279)      $  151,956      $144,334
                                                          ===========       ==========      ========

           At December 31, 1999, the Bank had net operating loss carryforwards for federal tax purposes of approximately $332,000 and for state tax purposes of approximately $1,356,000. Such net operating loss carryforwards expire in 2014.

           As of December 31, 1999, deferred tax assets recognized for deductible temporary differences totaled approximately $1,210,000 and deferred tax liabilities for taxable temporary differences totaled approximately $412,000.


Note 7.    Notes Payable

           The Company had borrowings under a $1,000,000 revolving line of credit and a promissory note dated September 30, 1998, with First Tennessee Bank. Borrowings were collateralized by all of the outstanding stock of the Bank. Interest was payable annually based on First Tennessee Bank's base commercial rate. The line of credit agreement expired and the promissory note matured during 1999 and were paid in full.


Note 8.    Employee Benefit Plan

           The Bank has a 401(k) employee benefit plan covering substantially all employees who have completed at least one year of service and met minimum age requirements. The amount of employer contribution is computed annually under a defined formula based primarily on the employees' salaries. The maximum employer required contribution to the plan is 3 percent of the employees' annual salaries. Any additional contribution to the plan is determined at the discretion of the Board of Directors. For the years ended December 31, 1999, 1998 and 1997, total contributions to the plan were $13,863, $10,850, and $7,491, respectively.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


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

           At December 31, 1999, commitments under standby letters of credit and undisbursed loan commitments aggregated $9,585,000. The Bank's credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.


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

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 10.   Fair Value of Financial Instruments (continued)

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

           Deposits:

           The fair value of deposits with no stated maturity, such as demand deposits, money market accounts, and savings accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

           Federal funds purchased and securities sold under agreements to repurchase:

           The estimated value of these liabilities, which are extremely short term, approximates their carrying value.

           The carrying amount and estimated fair value of the Company's financial instruments at December 31, 1999 and 1998, are as follows (in thousands):

                                                   1999                     1998
                                           -----------------------   -----------------------
                                           Carrying     Estimated    Carrying     Estimated
                                            Amount     Fair Value     Amount      Fair Value
                                           --------     ---------    --------     ---------
            Assets:
              Cash and due from banks      $ 7,722      $ 7,722      $ 4,269      $ 4,269
              Federal funds sold                --           --        8,425        8,425
              Securities                    19,063       19,010       18,357       18,383
              Net loans                     71,324       71,600       72,492       72,480

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

Note 10. Fair Value of Financial Instruments (continued)


                                                   1999                    1998
                                           ----------------------  ----------------------
                                           Carrying    Estimated   Carrying     Estimated
                                            Amount     Fair Value   Amount      Fair Value
                                           --------    ----------  --------     ---------
            Liabilities:
              Noninterest-bearing
                demand deposits            $12,412      $12,412      $14,152      $14,152
              Interest-bearing
                demand deposits             12,626       12,626       12,998       12,998
              Savings deposits and money
                market accounts             10,255       10,255       10,283       10,283
              Time deposits                 56,053       55,883       60,579       60,606
              Notes payable                     --           --        1,250        1,250
              Federal funds purchased and
                securities sold under
                agreements to repurchase     2,179        2,179           --           --

Note 11.   Contingencies

           During 1999, a third party complaint was filed against the Bank alleging that checks amounting to $661,500 were deposited into accounts at the Bank under forged endorsements and the third party plaintiff seeks recovery of the funds. The Bank has filed a claim under its forgery bond insurance policy and the insurance company is aggressively defending the Bank against the allegations. Management has reviewed the matter with its general counsel and the insurance company's legal counsel. Management believes that the complaint is without merit and that any loss to the Bank would not have a materially adverse effect on the financial condition of the Bank or the consolidated financial condition of the Company. Accordingly, no provision for this matter has been made in the Company's consolidated financial statements.

           During 1999, the Bank was one of six defendants named in a lawsuit seeking $3,000,000 in compensatory damages and $5,000,000 in punitive damages. With respect to the Bank, the lawsuit alleges (1) that the Bank and a Bank employee violated banking obligations to the plaintiffs, who are partners in a limited partnership, by allowing the limited partnership to run large overdrafts in partial consideration for improper benefits given to the Bank employee by the manager of the limited partnership; (2) that the Bank employee influenced another bank to loan funds to the limited partnership at a time that the Bank employee knew of large overdrafts at the Bank; (3) that the Bank carried an overdraft with the limited partnership without notifying the plaintiffs; and (4) that the Bank breached duties owed to the plaintiffs under state common law and state and federal banking laws. The Bank has reviewed the matter with its general counsel and is vigorously defending the lawsuit. Although no assurance can be given with respect to the ultimate outcome of the lawsuit, management believes that the allegations against the Bank are without merit and should not have a material adverse effect on the consolidated financial condition of the Company or the financial condition of the Bank. Accordingly, no provision for this matter has been made in the Company's consolidated financial statements.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 11.   Contingencies (continued)

           The Bank is involved in certain other claims arising from normal business activities. Management believes that those claims are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank's financial condition or the Company's consolidated financial position.


Note 12.   Liquidity and Capital Resources

           The Company's primary source of funds is the receipt of dividends from its subsidiary bank. Banking regulators limit the amount of dividends that the Bank may pay without prior approval of the Bank's regulatory agency. As discussed in Note 14, the Bank cannot pay dividends without specific regulatory approval.


Note 13.   Stock Options and Warrants

           The Company has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of 140,000 shares of the Bank's common stock. These options were granted for the specific purpose of raising capital. The option price was $10.00 per share which was the estimated fair value of the stock at the June 30, 1996, grant date. The options expire ten years from the date of grant and were fully vested at the grant date. On October 15, 1997, the Bank stock options were converted to Company stock options. No options have been exercised since the original grant date. During 1999, 10,000 stock options were forfeited. At December 31, 1999, the remaining contractual life of outstanding options was 6.5 years.

           The Company also has a stock option plan under which officers and employees can be granted options to purchase shares of the Company's common stock. There were no shares allocated under this plan during 1998 and 1997. On March 2, 1999, the Company granted options to purchase 21,500 shares of the Company's common stock to certain officers of the Bank. The grant price was $15.00 per share. The options vest at 30% on March 2, 2001; 30% on March 2, 2002; and 40% on March 2, 2003. On December 31, 1999, 5,000 shares were forfeited leaving 16,500 shares outstanding.

           The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan for officers and employees. Accordingly, no compensation cost has been recognized for its fixed price stock option plan. Compensation cost for the Company's stock option plan for officers and employees based on the fair value at the grant dates for awards under that plan consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, was insignificant for the year ended December 31, 1999.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 13.   Stock Options and Warrants (continued)

           A stock warrant was issued with each of the 590,130 original shares of the Company's common stock which entitles each stockholder to purchase an additional share of the Company's common stock at a specified price. At December 31, 1999 and 1998, warrants for the purchase of 166,767 and 323,935 shares, respectively, were outstanding. The exercise price was $12.00 per share until February 1999 and is $15.00 per share thereafter. During a certain period of 1999, the Company offered warrants at $13.00. If not exercised, such warrants will expire five years after issuance. In connection with the acquisition of the Bank of East Ridge 157,168 and 134,507 warrants were exercised in 1999 and 1998, respectively.


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

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

           As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's prompt corrective action category for bank capital.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 14. Regulatory Matters (continued)


           The Bank's actual capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

                                                                           For Capital
                                                   Actual                Adequacy Purposes
                                           ---------------------     -----------------------
                                           Amount          Ratio      Amount           Ratio
                                           ------          -----     --------        -------
            As of December 31, 1999:
              Total capital
                (to risk-weighted assets)  $ 9,604         12.8%     $ 6,015          8.0%
              Tier I capital
                (to risk-weighted assets)    8,663         11.5%       3,008          4.0%
              Tier I capital
                (to average assets)          8,663          8.6%       8,105          8.0%

            As of December 31, 1998:
              Total capital
                (to risk-weighted assets)  $ 9,808         12.8%     $ 6,136          8.0%
              Tier I capital
                (to risk-weighted assets)    8,844         11.5%       3,068          4.0%
              Tier I capital
                (to average assets)          8,844          8.4%       8,407          8.0%

           The Bank is operating under a Memorandum of Understanding (Memorandum) dated November 24, 1998, between the Board of Directors, the Tennessee Department of Financial Institutions, and the Federal Deposit Insurance Corporation. Among other things, the Memorandum provides the following:

                  - The Board of Directors was required to develop a written management plan that addresses the Bank's plans for size, structure, growth, earnings, services, information systems, personnel, accounting, financial reporting and operating matters.

                  - The Bank shall maintain a Tier I capital ratio of equal to or greater than 8%.

                  - The Bank shall not pay dividends without the prior approval of the FDIC.

                  - The Bank shall report its progress on the actions required by the Memorandum to the FDIC on specific dates.

           At December 31, 1999, the Bank continues to operate under the Memorandum and management of the Bank believes that they are conforming to all provisions of the Memorandum.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 15. Other Comprehensive Income

           Other comprehensive income consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income and the related tax effects for the years ended December 31, 1999, 1998, and 1997, is as follows:

                                                                          Tax
                                                        Before-Tax     (Expense)       Net-of-Tax
                                                          Amount         Benefit         Amount
                                                        ---------       ---------      ----------
            Year ended December 31, 1999:
              Unrealized holding gains and losses
                arising during the period               $(358,679)      $ 136,298       $(222,381)

              Less reclassification adjustment for
                gains realized in net income                   --              --              --
                                                        ---------       ---------       ---------

                                                        $(358,679)      $ 136,298       $(222,381)
                                                        =========       =========       =========

            Year ended December 31, 1998:
              Unrealized holding gains and losses
                arising during the period               $  (5,848)      $   2,222       $  (3,626)

              Less reclassification adjustment for
                gains realized in net income                   --              --              --
                                                        ---------       ---------       ---------

                                                        $  (5,848)      $   2,222       $  (3,626)
                                                        =========       =========       =========

            Year ended December 31, 1997:
              Unrealized holding gains and losses
                arising during the period               $  82,920       $ (31,520)      $  51,400

              Less reclassification adjustment for
                gains realized in net income              103,394         (39,300)         64,094
                                                        ---------       ---------       ---------

                                                        $ (20,474)      $   7,780       $ (12,694)
                                                        =========       =========       =========

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

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 16.   Bank Combination (continued)

           The purchase price totaled $6,125,000 comprised of $4,287,368 cash and 153,136 shares of newly issued common stock. The purchase price exceeded the fair value of net assets acquired by approximately $2,900,000, which is being amortized on the straight-line basis over 25 years. The combination has been accounted for as a purchase accounting transaction and, accordingly, the operating results of East Ridge are included in the accompanying financial statements from the date of combination.

           The following unaudited pro forma consolidated results of operations for the year ended December 31, 1997, assumes the Cornerstone and East Ridge combination occurred as of January 1, 1997 (in thousands):

                  Interest income                                              $ 7,012
                  Interest expense                                               3,387
                                                                               -------

                    Net interest income                                          3,625

                  Provision for loan losses                                        463
                                                                               -------
                    Net interest income after provision for loan losses          3,162

                  Non-interest income                                              579
                  Non-interest expense                                           3,375
                                                                               -------
                  Income before income taxes                                       366

                  Income taxes                                                      97
                                                                               -------
                    Net income                                                 $   269
                                                                               =======


Note 17.   Earnings Per Common Share

           Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, determined using the treasury stock method, and redeemable common stock, determined using the reverse treasury stock method.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 17. Earnings Per Common Share (continued)

           Earnings per common share have been computed based on the following:

                                                              1999            1998             1997
                                                          -----------       ----------      --------
            Net income (loss)                             $  (413,123)      $  248,332      $224,100
            Less:  Preferred stock dividends                       --               --            --
                                                          -----------       ----------      --------

            Net income (loss) applicable to
               common stock                               $  (413,123)      $  248,332      $224,100
                                                          ===========       ==========      ========

            Average number of common shares
               outstanding                                  1,069,411          987,043       649,468
            Effect of dilutive options                             --           30,000        30,000
                                                          -----------       ----------      --------

            Average number of common shares
               outstanding used to calculate diluted
               earnings per common share                    1,069,411        1,017,043       679,468
                                                          ===========       ==========      ========


Note 18.   Redeemable Common Stock

           At December 31, 1999 and 1998, the Company was obligated to redeem certain shares of common stock issued in connection with the bank combination described in Note 16. Such obligation includes the right of a certain shareholder to sell certain shares of common stock to the Company over a three-year period at $12.55, $14.00, and $16.00 per share in years 1998, 1999, and 2000, respectively. The Company has the option to redeem such shares during the same period at the same prices. During 1999 and 1998, the Company redeemed 19,756 and 27,897 shares, respectively, under this obligation.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 19.   Condensed Parent Company Financial Statements

           Condensed financial statements of Cornerstone Bancshares, Inc. are summarized as follows:

                                Condensed Balance Sheets

                                                                           1999              1998
                                                                       ------------       ------------

                      ASSETS

            Cash                                                       $    475,506       $      2,934
            Excess cost over fair value of net assets acquired            2,722,651          2,834,124
            Other assets                                                    196,044             51,376
            Investment in subsidiary                                      8,480,172          8,883,624
                                                                       ------------       ------------

                  Total assets                                         $ 11,874,373       $ 11,772,058
                                                                       ============       ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

            Liabilities:
              Accrued interest payable                                 $         --       $     19,027
              Other liabilities                                             (19,886)                --
              Notes payable                                                      --          1,250,000
                                                                       ------------       ------------

                  Total liabilities                                         (19,886)         1,269,027
                                                                       ------------       ------------

            Redeemable common stock                                         237,504            478,744
                                                                       ------------       ------------

            Stockholders' equity:
              Preferred stock; no par value; 2,000,000 shares
                authorized; no shares issued                                     --                 --
              Common stock, $1.00 par value; 2,000,000 shares
                authorized; 1,166,629 and 1,009,461 shares issued
                and outstanding in 1999 and 1998, respectively            1,166,629          1,009,461
              Additional paid-in capital                                 11,128,234          9,017,430
              Retained earnings (deficit)                                  (454,818)           (41,695)
              Accumulated other comprehensive income                       (183,290)            39,091
                                                                       ------------       ------------

                  Total stockholders' equity                             11,656,755         10,024,287
                                                                       ------------       ------------

                  Total liabilities and stockholders' equity           $ 11,874,373       $ 11,772,058
                                                                       ============       ============

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 19.   Condensed Parent Company Financial Statements (continued)

            Condensed Statements of Operations and Retained Earnings

                                                                  1999             1998
                                                                ---------       ---------
            INCOME
              Net loss from sale of assets                      $      --       $(112,155)
              Equity in subsidiary's earnings                    (141,071)        547,672
                                                                ---------       ---------

                  Total income                                   (141,071)        435,517
                                                                ---------       ---------

            EXPENSES
              Interest expense                                     74,043         122,567
              Other operating expenses                            363,914         111,194
                                                                ---------       ---------

                  Total expenses                                  437,957         233,761
                                                                ---------       ---------

                  Income (loss) before income tax benefit        (579,028)        201,756

            Income tax benefit                                   (165,905)        (46,576)
                                                                ---------       ---------

            NET INCOME (LOSS)                                    (413,123)        248,332

            RETAINED EARNINGS (DEFICIT), beginning of year        (41,695)       (290,027)
                                                                ---------       ---------

            RETAINED EARNINGS (DEFICIT), end of year            $(454,818)      $ (41,695)
                                                                =========       =========

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 19.   Condensed Parent Company Financial Statements (continued)

                       Condensed Statements of Cash Flows

                                                                            1999               1998
                                                                          -----------       -----------
            CASH FLOWS FROM OPERATING ACTIVITIES
              Net income (loss)                                           $  (413,123)      $   248,332
              Adjustments to reconcile net income (loss) to net cash
                used in operating activities:
                  Amortization                                                111,473           111,170
                  Equity in earnings of subsidiary                            141,071          (547,672)
                  Changes in other operating assets and liabilities:
                     Increase (decrease) in accrued interest payable          (19,027)           19,027
                     Increase in other assets and liabilities                (395,482)         (743,465)
                                                                          -----------       -----------

                       Net cash used in operating activities                 (575,088)         (912,608)
                                                                          -----------       -----------

            CASH FLOWS FROM INVESTING ACTIVITIES
              Additional capitalization of subsidiary                              --        (1,575,394)
              Payments related to bank combination                                 --          (457,637)
                                                                          -----------       -----------

                       Net cash used in investing activities                       --        (2,033,031)
                                                                          -----------       -----------

            CASH FLOWS FROM FINANCING ACTIVITIES
              Proceeds from borrowings on line of credit                           --           145,000
              Proceeds from notes payable                                          --           250,000
              Principal paid on notes payable                              (1,250,000)               --
              Redemption of common stock                                     (270,928)         (350,107)
              Issuance of common stock                                      2,568,588         1,964,187
                                                                          -----------       -----------

                       Net cash provided by financing activities            1,047,660         2,009,080
                                                                          -----------       -----------

            NET INCREASE (DECREASE) IN CASH AND
              CASH EQUIVALENTS                                                472,572          (936,559)

            CASH AND CASH EQUIVALENTS, beginning of year                        2,934           939,493
                                                                          -----------       -----------

            CASH AND CASH EQUIVALENTS, end of year                        $   475,506       $     2,934
                                                                          ===========       ===========

            SUPPLEMENTAL DISCLOSURES OF CASH
              FLOW INFORMATION
                Cash paid during the period for interest                  $    93,070       $   103,540
                Cash paid during the period for taxes                              --           425,171
                                                                          ===========       ===========

                  CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 20.  QUARTERLY DATA (UNAUDITED)

                                                                  YEARS ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------------------------------
                                                  1999                                                1998
                            -------------------------------------------------   -------------------------------------------------
                              FOURTH       THIRD        SECOND       FIRST        FOURTH       THIRD        SECOND       FIRST
                             QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Interest income             $2,002,689   $1,968,741   $1,824,432   $1,891,607   $2,121,181   $2,109,078   $1,940,703   $1,937,610
Interest expense               902,511      879,658      901,369      959,947    1,056,092    1,101,132    1,089,324      984,842
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net interest income          1,100,178    1,089,083      923,063      931,660    1,065,089    1,007,946      851,379      952,768
Provision for loan losses       95,000      105,000      605,000       50,000      408,673      183,478       76,147       47,018
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net interest income, after
  provision for loan
  losses                     1,005,178      984,083      318,063      881,660      656,416      824,468      775,205      905,750
Noninterest income             146,486      151,581      158,566      128,209       25,175      161,234      450,480      152,745
Noninterest expenses         1,156,306    1,090,420    1,209,219      991,283      959,544      905,484      856,208      829,949
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before
  income taxes                  (4,642)      45,244     (732,590)      18,586     (277,953)      80,218      369,477      228,546
Provision for income taxes    (109,715)     (58,957)    (113,475)      21,868       37,881      (47,683)      33,662      128,096
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss)           $  105,073   $  104,201   $ (619,115)  $   (3,282)  $ (315,834)  $  127,901   $  335,815   $  100,450
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Earnings per common share:
  Basic                     $     0.14   $     0.09   $    (0.61)  $    (0.01)  $    (0.31)  $     0.13   $     0.33   $     0.10
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
  Diluted                   $     0.12   $     0.08   $    (0.61)  $    (0.01)  $    (0.31)  $     0.11   $     0.29   $     0.09
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



Note 21.   Subsequent Event

           During the first quarter of year 2000, the Company intends to register 150,000 shares of its common stock with the Securities and Exchange Commission. After such registration, management will offer such shares at $13 per share to the public and expects to sell all such shares by the end of year 2000.

               Report of Independent Certified Public Accountants

                          on Accompanying Information



To the Stockholders and
   Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

         Our report on our audits of the basic financial statements of Cornerstone Bancshares, Inc. and subsidiary for 1999, 1998 and 1997 appears on page 1. Those audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information shown on pages 32 and 33 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

HAZLETT, LEWIS & BIETER, PLLC


Chattanooga, Tennessee
January 28, 2000

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATING BALANCE SHEET
                                December 31, 1999




                                                        Cornerstone        Cornerstone
                                                         Community          Bancshares,
    ASSETS                                                 Bank                 Inc.           Eliminations      Consolidated
                                                        -------------       ------------       -----------       ------------
Cash and due from banks                                 $   7,721,701       $    475,506       $   475,506       $   7,721,701
Securities available for sale                              13,339,306                 --                --          13,339,306
Securities held to maturity                                 5,723,320                 --                --           5,723,320
Loans, net of allowance for loan losses                    71,323,878                 --                --          71,323,878
Bank premises and equipment, net                            2,231,179                 --                --           2,231,179
Accrued interest receivable                                   656,159                 --                --             656,159
Excess cost over fair value of net assets acquired                 --          2,722,651                --           2,722,651
Other assets                                                1,887,989            196,044                --           2,084,033
Investment in subsidiary                                           --          8,480,172         8,480,172                  --
                                                        -------------       ------------       -----------       -------------

       Total assets                                     $ 102,883,532       $ 11,874,373       $ 8,955,678       $ 105,802,227
                                                        =============       ============       ===========       =============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand deposits                  $  12,887,445       $         --       $   475,506       $  12,411,939
   Interest-bearing demand deposits                        12,626,200                 --                --          12,626,200
   Savings deposits and money market accounts              10,254,825                 --                --          10,254,825
   Time deposits of $100,000 or more                       16,129,350                 --                --          16,129,350
   Time deposits under $100,000                            39,923,313                 --                --          39,923,313
                                                        -------------       ------------       -----------       ------------

       Total deposits                                      91,821,133                 --           475,506          91,345,627

Accrued interest payable                                      189,870                 --                --             189,870
Federal funds purchased and securities sold under
   agreements to repurchase                                 2,179,363                 --                --           2,179,363
Other liabilities                                             212,994            (19,886)               --             193,108
                                                        -------------       ------------       -----------       ------------

       Total liabilities                                   94,403,360            (19,886)          475,506          93,907,968
                                                        -------------       ------------       -----------       ------------

Redeemable common stock                                            --            237,504                --             237,504
                                                        -------------       ------------       -----------       ------------

Stockholders' equity:
   Preferred stock
   Common stock                                               590,130          1,166,629           590,130           1,166,629
   Additional paid-in capital                                      --         11,128,234                --          11,128,234
   Surplus                                                  7,862,448                 --         7,862,448                  --
   Retained earnings (deficit)                                210,884           (454,818)          210,884            (454,818)
   Accumulated other comprehensive income                    (183,290)          (183,290)         (183,290)           (183,290)
                                                        -------------       ------------       -----------       ------------

       Total stockholders' equity                           8,480,172         11,656,755         8,480,172          11,656,755
                                                        -------------       ------------       -----------       ------------

       Total liabilities and stockholders' equity       $ 102,883,532       $ 11,874,373       $ 8,955,678       $ 105,802,227
                                                        =============       ============       ===========       =============

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATING STATEMENT OF OPERATIONS
                          Year Ended December 31, 1999


                                                  Cornerstone      Cornerstone
                                                   Community        Bancshares,
                                                     Bank             Inc.         Eliminations   Consolidated
                                                  -----------       ----------     ------------   ------------
INTEREST INCOME
   Loans                                          $ 6,361,554       $      --       $     --      $ 6,361,554
   Securities                                       1,146,591              --             --        1,146,591
   Federal funds sold                                 179,324              --             --          179,324
                                                  -----------       ---------       --------      -----------

     Total interest income                          7,687,469              --             --        7,687,469
                                                  -----------       ---------       --------      -----------

INTEREST EXPENSE
   Time deposits of $100,000 or more                  884,435              --             --          884,435
   Other deposits                                   2,662,507              --             --        2,662,507
   Federal funds purchased and securities
     sold under agreements to repurchase               22,500              --             --           22,500
   Other                                                   --          74,043             --           74,043
                                                  -----------       ---------       --------      -----------

     Total interest expense                         3,569,442          74,043             --        3,643,485
                                                  -----------       ---------       --------      -----------

     Net interest income (expense) before
       provision for loan losses                    4,118,027         (74,043)            --        4,043,984

Provision for loan losses                             855,000              --             --          855,000
                                                  -----------       ---------       --------      -----------

     Net interest income (expense) after
       provision for loan losses                    3,263,027         (74,043)            --        3,188,984
                                                  -----------       ---------       --------      -----------

NONINTEREST INCOME
   Service charges                                    486,898              --             --          486,898
   Other noninterest income                            47,324              --             --           47,324
   Net gains from sale of loans                        50,620              --             --           50,620
   Equity in subsidiary's earnings                         --        (141,071)       141,071               --
                                                  -----------       ---------       --------      -----------
     Total noninterest income                         584,842        (141,071)       141,071          584,842
                                                  -----------       ---------       --------      -----------

NONINTEREST EXPENSES
   Salaries and employee benefits                   2,114,951              --             --        2,114,951
   Net occupancy and equipment expense                225,435              --             --          225,435
   Other operating expenses                         1,742,928         363,914             --        2,106,842
                                                  -----------       ---------       --------      -----------

     Total noninterest expenses                     4,083,314         363,914             --        4,447,228
                                                  -----------       ---------       --------      -----------

     Income (loss) before income tax benefit         (235,445)       (579,028)       141,071         (673,402)

Income tax benefit                                    (94,374)       (165,905)            --         (260,279)
                                                  -----------       ---------       --------      -----------

     Net income (loss)                            $  (141,071)      $(413,123)      $141,071      $  (413,123)
                                                  ===========       =========       ========      ===========