Form 10QSB
period 2000-03-31
CORNERSTONE BANCSHARES INC
filed 2000-05-15
CIK 1038773

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2000

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,166,629 SHARES OF COMMON STOCK AS OF MARCH 31, 2000.

           Transitional Small Business Disclosure Format (check one):
                  Yes [ ]    No  [X]

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             CORNERSTONE BANCSHARES


PRESENTATION OF FINANCIAL INFORMATION

         The 2000 financial information in this report has not been audited. The information included herein should be read in conjunction with the notes to consolidated financial statements included in the 1999 Annual Report to Shareholders which was furnished to each shareholder of the Company in March 2000. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

Consolidation

         The accompanying consolidated financial statements include the accounts of Cornerstone Bancshares Inc. (The "Company") and its sole subsidiary Cornerstone Community Bank.

         Substantially all intercompany transactions, profits and balances have been eliminated.

Accounting Policies

         During interim periods, Cornerstone Bancshares follows the accounting policies set forth in its 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. Since December 1999, there have been no changes in any accounting principles or practices, or in the method of applying any such principles or practices.

Interim Financial Data (Unaudited)

         In the opinion of the Company management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

Earnings Per Common Share

         Basic earnings per share ("EPS") is computed by dividing income available to common shareholders (numerator) by the number of common shares outstanding (denominator). Diluted EPS is computed by dividing income available to common shareholders (numerator) by the adjusted number of shares outstanding (denominator). The adjusted number of shares outstanding reflects the potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock resulting in the issuance of common stock that share in the earnings of the entity.

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

PART I -- FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION                        Unaudited                            Unaudited
                                                            March 31,        December 31,         March 31,
                                                          ------------       ------------       ------------
                    ASSETS                                    2000               1999               1999
                                                          ------------       ------------       ------------
Cash and due from banks                                      5,997,383          7,721,701          5,454,637
Federal funds sold                                             500,000                  0          6,445,000
Investment securities available for sale                    15,106,432         13,339,306          8,524,813
Investment securities held to maturity                       5,286,376          5,723,320          8,024,303
Loans, less allowance for loan loss                         78,006,363         71,323,878         67,174,147
Premises and equipment, net                                  2,215,250          2,231,179          1,940,085
Accrued interest receivable                                    727,002            656,159            570,966
Excess cost over fair value of assets acquired               2,693,963          2,722,651          2,806,331
Other assets                                                 2,372,991          2,084,033          1,568,554
                                                          ------------       ------------       ------------
             Total assets                                  112,905,761        105,802,227        102,508,835
                                                          ============       ============       ============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non interest bearing                                        11,342,594         12,411,939         10,396,679
NOW accounts                                                18,495,979         12,626,200         13,749,522
Savings deposits and money market accounts                  10,985,321         10,254,825          9,315,445
Time deposits of $100,000 or more                           13,844,691         16,129,350         15,677,132
Time deposits of less than $100,000                         43,752,236         39,923,313         40,517,135
                                                          ------------       ------------       ------------
Total deposits                                              98,420,822         91,345,627         89,655,913
Other Borrowings                                             2,184,893          2,179,363            210,626
Accrued interest payable                                       180,043            189,870            913,699
Other liabilities                                              160,035            193,108          1,250,000
Note Payable                                                      --                 --                 --
                                                          ------------       ------------       ------------
Total Liabilities                                          100,945,793         93,907,968         92,030,238
                                                          ------------       ------------       ------------

Redeemable common stock                                           --              237,504            237,504

Stockholders' Equity
Common stock                                                 1,166,629          1,166,629          1,009,561
Additional paid-in capital                                  11,321,776         11,128,234          9,260,418
Undivided profits (deficit)                                   (353,851)          (454,818)           (44,978)
Net unrealized gain in securities available for sale          (174,586)          (183,290)            16,092
                                                          ------------       ------------       ------------
Total Stockholders' Equity                                  11,959,968         11,894,259         10,478,597
                                                          ------------       ------------       ------------
Total liabilities and stockholders equity                  112,905,761        105,802,227        102,508,835
                                                          ============       ============       ============

CONSOLIDATED STATEMENTS OF INCOME                                                   Unaudited
                                                                                 Three months ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                          2000                      1999
                                                                       ----------                ----------
INTEREST INCOME
Interest and fees on loans                                              1,844,549                 1,577,138
Interest on investment securities                                         329,145                   275,936
Interest on federal funds sold                                              2,517                    38,533
Interest on other earning assets                                              253                        --
                                                                       ----------                ----------
Total interest income                                                   2,176,465                 1,891,607
                                                                       ----------                ----------

INTEREST EXPENSE
Interest bearing demand accounts                                           62,587                    60,781
Money market accounts                                                      60,097                    52,070
Savings accounts                                                           29,949                    26,629
Time deposits of less than $100,000                                       548,856                   555,771
Time deposits of  $100,000 or more                                        205,302                   238,067
Federal funds purchased                                                    21,586                       732
Securities sold under agreements to repurchase                             21,091                     1,678
Other borrowings                                                               --                    24,219
                                                                       ----------                ----------
Total interest expense                                                    949,467                   959,947
                                                                       ----------                ----------

Net interest income                                                     1,226,998                   931,660
Provision for loan losses                                                 158,500                    50,000
                                                                       ----------                ----------
Net interest income after the provision for loan losses                 1,068,498                   881,660
                                                                       ----------                ----------

NONINTEREST INCOME
Service charges on deposit accounts                                        93,016                    91,178
Net securities gains (losses)                                                  --                        --
Other income                                                               66,574                    37,031
                                                                       ----------                ----------
Total noninterest income                                                  159,591                   128,209
                                                                       ----------                ----------

NONINTEREST EXPENSE
Salaries and employee benefits                                            559,637                   480,345
Occupancy and equipment expense                                           125,468                   128,183
Other operating expense                                                   417,785                   382,756
                                                                       ----------                ----------
Total noninterest expense                                               1,102,890                   991,284
                                                                       ----------                ----------

Income before provision for income taxes                                  125,198                    18,585
Provision for income taxes                                                 24,224                    21,868
                                                                       ----------                ----------

NET INCOME                                                                100,974                    (3,283)
                                                                       ==========                ==========

Basic net income per common share                                            0.09                     (0.00)
Diluted net income per common share                                          0.08                     (0.00)
Dividends declared per common share                                            --                        --

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31

                                                                                    Unaudited
                                                                                 Three months ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                          2000                      1999
                                                                       ----------                ----------
Cash flows from operating activities:
Net income                                                                100,974                    (3,283)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Provision for possible loan losses                                        158,500                    50,000
Net Charge-offs                                                          (131,471)                       --
Provision for depreciation and amortization                                87,282                        --
Accrued interest receivable                                               (70,843)                   67,475
Accrued interest payable                                                   (9,827)                  (60,008)
Changes in other assets and liabilities:                                 (322,032)                 (225,449)
                                                                       ----------                ----------
Net cash used in operating activities                                    (187,416)                 (171,265)
                                                                       ==========                ==========

Cash flows from investing activities:
Purchase of investment securities: AFS                                 (1,963,125)               (2,316,702)
Purchase of investment securities: HTM                                         --                        --
Proceeds from security transactions: AFS                                  192,876                 4,086,501
Proceeds from security transactions: HTM                                  440,643                        --
Net increase in loans                                                  (6,709,521)                5,318,402
Purchase of bank premises and equipment                                   (34,539)                  (32,312)
                                                                       ----------                ----------
Net cash used in investing activities                                  (8,073,665)                7,055,889
                                                                       ==========                ==========


Cash flows from financing activities:
Net increase in deposits                                                7,075,195                (8,343,937)
Net increase in repurchase agreements                                       5,530                   663,135
Net increase of notes payable                                                  --                        --
Issuance of common stock                                                  (43,962)                    1,848
                                                                       ----------                ----------
Net cash provided by financing activities                               7,036,763                (7,678,954)
                                                                       ==========                ==========

Net increase in cash and cash equivalents                              (1,224,318)                 (794,330)

Cash and cash equivalents beginning of period                           7,721,701                12,693,967
                                                                       ----------                ----------
Cash and cash equivalents end of period                                 6,497,383                11,899,637
                                                                       ==========                ==========

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY
CHANGES IN STOCKHOLDERS' EQUITY
MARCH 31, 1999

                                                                                Unaudited
                                                                            Three months ended
                                                                                 March 31,
                                                                   ------------------------------------
                                                                                                    ACCUMULATED
                                                                       ADDITIONAL     RETAINED         OTHER          TOTAL
                                          COMPREHENSIVE    COMMON       PAID-IN       EARNINGS     COMPREHENSIVE   STOCKHOLDERS'
                                             INCOME        STOCK        CAPITAL       (DEFICIT)        INCOME         EQUITY
                                             ------        -----        -------       ---------        ------         ------
BALANCE, DECEMBER 31, 1999                               1,166,629     11,128,234     (454,818)      (183,290)      11,656,755

  REDEMPTION OF COMMON STOCK                               (14,844)      (222,660)                                    (237,504)

  INSURANCE OF EXISTING COMMON STOCK                        14,844        178,698                                      193,542

  ISSUANCE OF NEWLY AUTHORIZED COMMON                            0              0                                            0
   STOCK

  DECREASE IN REDEEMABLE COMMON STOCK                                     237,504                                      237,504

  COMPREHENSIVE INCOME:
    NET INCOME                              100,967                                    100,967                         100,967

  OTHER COMPREHENSIVE, NET OF TAX:
    UNREALIZED HOLDING GAINS (LOSSES) ON
    SECURITIES AVAILABLE FOR SALE, NET OF
    RECLASSIFICATION ADJUSTMENT               8,704                                                     8,704            8,704
                                            -------      ---------     ----------     --------       --------       ----------
  TOTAL COMPREHENSIVE INCOME                109,671
                                            =======
BALANCE, MARCH 31, 2000                                  1,166,629     11,321,776     (353,851)      (174,586)      11,959,968
                                                         =========     ==========     ========       ========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


OVERVIEW

         The company ended the first three months of 2000 with total assets of $113 million, a 6.7% increase from December 31, 1999, and a 10.1% increase from March 31, 1999. The company reported net income for the third quarter ending March 31, 2000 of $100,974, or $0.09 basic earnings per share, compared to $(3,283) or $0.00 basic earnings per share, for the same period in 1999. The increase in earnings represents a 3100.5% increase from the first quarter 1999 compared to the first quarter of 2000.

         The increase in net income from first quarter 1999 to first quarter 2000 is primarily due to improvement in the quality of the loan portfolio and the steady growth in core customer relationships, which bring low cost deposits and quality loans to the balance sheet. The Company has completed an extensive reorganization and purged a net $1.3 million of bad loans from the balance sheet during 1999. Concurrently the Company made the strategic decision to place a priority on raising core deposits which caused a large number of large depositors with only high yield certificates of deposit leave the Bank to other financial institutions willing to pay higher rates. The result has been a dramatic increase in the Bank's net interest margin to 5.13% in first quarter of 2000 from 3.92% in the first quarter of 1999. This represents an increase of 120 basis points over the net interest margin during the first quarter of 1999. Going forward the Bank expects the net interest margin to fall into line with their peer group and will focus on improving the Bank's efficiency ratio to create further increases to net income of the Company. The Company expects net income to materially increase over the next several quarters as the loan portfolio quality continues to improve and the Bank efficiency ratio's fall inline with other peer banks.

         The Strategic plan of the company is to provide a competitive footprint (convenient branches) to the Chattanooga MSA (Metropolitan Statistical Area) which would allow Cornerstone Bancshares to compete with the three major regional banks located in the area. The Bank will focus its efforts in the suburb branch network and not on a central Hub Bank located in downtown Chattanooga. The customer base will consist of small businesses and individual consumers.

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

FINANCIAL CONDITION

         Earning Assets. Average earning assets for three months ending March 31, 2000 increased $3.0 million or 3.2% above the three months ending March 31, 1999, while actual earning assets increased $8.5 million or 9.4% during the same time period. The average balance increase was due to strong loan demand and a steady growth in core deposits during the period. Management expects average earning assets to steadily increase during the rest of 2000 and expects a 15.0% growth for the year and anticipates similar growth in 2001.

         Loan Portfolio. Cornerstone's average loans for the first three months of 2000 were $75.8 million, an increase of $4.0 million or 5.5% from the first quarter in 1999, while actual balances increased to $79.0 million, an increase of 15.6% above $68.4 million in loans in the first quarter of 1999. Management is anticipating increased loan growth for the remainder of the year in average balances, with a smaller increase in actual balances. This is due primarily to the Bank loan to asset ratio's reaching industry norm and as a result loan growth will be restricted to the percentage of asset growth going forward. However, the amount of such growth, if any, will depend upon general economic conditions.

         Investment Portfolio. Cornerstone's investment securities portfolio increased by 23.2% or $3.8 million from March 31, 1999 to March 31, 2000. The growth was a timing issue as the bank remained liquid (holding $6.4 million in Fed Funds) as management made its transition and allowed expensive deposits to terminate. Cornerstone maintains an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include Gap Management, Liquidity, Pledging, Return, and Local Community Support in that order of priority. Cornerstone maintains two classifications of investment securities: "Held to Maturity"
 (HTM) and "Available for Sale" (AFS). The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at book value. As of March 31, 2000, unrealized losses in the "Available for Sale" portfolio amounted to $264,523 or 1.7% decrease in value.

         Deposits. Cornerstone's average deposits increased $0.4 million or 0.5% from March 31, 1999 to March 31, 2000, while actual deposit balances increased $8.8 million or 9.8%. The actual deposit growth has been broad based with the exception of certificates of deposit over $100,000, which decreased 11.7% during the same time period. Management will continue to focus its efforts on attracting core deposits and expects average deposit growth in the 10% level for the next several quarters. Transaction accounts will be continuously solicited from new customers and existing customers. Transaction accounts are the Bank's highest priority and will provide the Bank with an increased net interest margin.

         Capital Resources. Stockholders' average equity increased $1.4 million or 13.7% to $11.9 million for the three months ending March 31, 2000, compared with $10.5 million during the same three months ending March 31, 1999. Actual equity increased $1.5 million or 14.1% from March 31, 1999 to March 31, 2000. This increase was primarily due to a capital program to encourage warrant holders to exercise their warrants with net proceeds of approximately $2 million. The balance represents current year losses sustained from operations and unrealized losses in the bond portfolio. The Company has approved a stock offering of 150,000 shares of common stock at $13 per share ($1.9 million). The Company will initiate the offering during the 2nd quarter of 2000.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME/EXPENSE AND YIELD/RATES
TAXABLE EQUIVALENT BASIS
(IN THOUSANDS)


                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,

                                              ----------------------------------------------------------------------
                                                               2000                                1999
                                              ----------------------------------------------------------------------
ASSETS                                        AVERAGE         INCOME/      YIELD/     AVERAGE     INCOME/     YIELD/
                                              BALANCE         EXPENSE      RATE       BALANCE     EXPENSE     RATE
                                              -------         -------      ----       -------     -------     ----

EARNING ASSETS:
LOANS, NET OF UNEARNED INCOME                  75,760          1,845       9.79%       71,792      1,555      8.71%
INVESTMENT SECURITIES                          20,404            332       6.55%       21,402        314      5.91%
OTHER EARNING ASSETS                               --                                      --
                                              ----------------------                  ------------------
TOTAL EARNING ASSETS                           96,164          2,177       9.10%       93,194      1,870      8.07%
ALLOWANCE FOR LOAN LOSSES                        (984)                                 (1,361)
CASH AND OTHER ASSETS                          12,897                                  12,832
                                              -------                                 -------
         TOTAL ASSETS                         108,077                                 104,665
                                              =======                                 =======
LIABILITIES AND STOCKHOLDERS' EQUITY

INTEREST BEARING LIABILITIES:
INTEREST BEARING DEMAND DEPOSITS               15,066             63       1.67%       13,154         61      1.86%
SAVINGS DEPOSITS                               10,694             90       3.39%        9,907         79      3.19%
TIME DEPOSITS                                  39,847            549       5.54%       41,640        556      5.37%
TIME DEPOSITS OF $100,000 OR MORE              15,242            205       5.42%       16,494        238      5.81%
FEDERAL FUNDS AND SECURITIES SOLD UNDER
AGREEMENT TO REPURCHASE                         3,235             43       5.31%          142          2      6.83%
OTHER BORROWINGS                                   --             --                    1,250         24      7.79%
                                              ----------------------                  ------------------
TOTAL INTEREST BEARING LIABILITIES             84,084            949       4.54%       82,587        960      4.67%
                                                               -----                               -----
NET INTEREST SPREAD                                            1,227                                 910
                                                               =====                               =====
NONINTEREST BEARING DEMAND DEPOSITS            11,525                                  10,744
ACCRUED EXPENSES AND OTHER LIABILITIES            556                                     860
STOCKHOLDERS' EQUITY                           11,913                                  10,475
                                              -------                                 -------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                 108,077                                 104,665
                                              =======                                 =======
NET INTEREST MARGIN ON EARNING ASSETS                                      5.13%                              3.93%
                                                                           ====                               ====
NET INTEREST SPREAD ON EARNING ASSETS                                      4.56%                              3.39%
                                                                           ====                               ====

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

         Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

         Net interest income after loan loss provision for the first three months of 2000 increased $186,838 or 21.2% above net interest income after provision earned as of first three months of 1999. The increase in net interest income as of March 31, 2000 is primarily due to an increase in the Bank's net interest margin on earning assets, which rose from 3.93% to 5.13% in first three months of 2000 as compared to the first three months of 1999. A larger loan loss provision offset what would result in an even larger growth. The increased margin was a result of management's efforts to change the deposit mix from certificate of deposit based to a transaction account deposit base and the collection of interest from non-accrual loans written off in the previous year. The strategic direction has produced material improvements in the net interest margin and should continue to assist the Bank's earnings in the future. The larger provision represents a continued purging of substandard loans and should continue throughout the year 2000.

         Interest income increased $284,858 or 15.1% as of March 31, 2000 compared to March 31, 1999. Interest income produced by the loan portfolio increased $267,411 or 17.0% from March 31, 1999 to March 31, 2000 due to the increase in average loans outstanding for the period and the collection of interest from non-accrual loans and loan fees for loan origination. Management estimates the average balances will increase, but will restrain origination of these loans to insure quality standards and documentation are maintained. Interest income on investment securities and federal funds increased $17,428 or 5.5% from March 31, 1999 to March 31, 2000, due primarily to reduced prepayments of mortgage backed securities that were purchased at a premium and a fully invested cash position.

         Total interest expense decreased $10,480 or 1.1% from March 31, 1999 to March 31, 2000. The interest expense increase from the first quarter of 1999 to the first quarter of 2000 is primarily due to the active management of the ALCO committee to reduce certificate of deposit exposure, but were mostly offset by increased market rates caused by the Federal Reserve's five 25 basis point rate increases of Fed Funds over the last 6 months.

         The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin at March 31, 2000 was 5.13%. The yield on earning assets increased 103 basis points to 9.10% at March 31, 2000 from 8.07% at March 31, 1999.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the asset and liability mix during late 1999 and recaptured interest during the current period, the interest rate spread was 4.56%, an increase of 117 basis points from March 31, 1999 to March 31, 2000.

         Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $158,500 for March 31, 2000 in the allowance for loan loss account reflects the full known extent of credit exposure The Bank anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

         Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of March 31, 2000 Cornerstone had $581,986 in non-accrual loans and $1,235,826 in non-performing assets.

         Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $31,382 or 24.5% from March 31, 1999 to March 31, 2000.

         Non-interest Expense. Non-interest expense for the first three months of 2000 increased by $111,606 or 11.3% as compared to the first three months in 1999. Salaries and employee benefits increased by $79,292 or 16.5% in March 31, 2000 over March 31, 1999. Occupancy expense as of March 31, 2000 decreased by $2,715 or 2.1% over the same period in 1999. All other non-interest expenses at March 31, 2000 increased $35,029 or 9.2% over the non-interest expenses as of March 31, 1999.

                           ALLOWANCE FOR LOAN LOSSES


                                          2000                                           1999
                                          ----                                           ----

QUARTER ENDING                          MARCH 31         DECEMBER 31       SEPTEMBER 30          JUNE 30           MARCH 31
                                        --------         -----------       ------------          -------           --------

BALANCE AT BEGINNING OF PERIOD        1,001,809            985,234          1,030,243          1,208,311          1,400,000
LOANS CHARGED-OFF                      (170,891)          (123,631)          (225,363)          (858,844)          (304,209)
LOANS RECOVERED                          39,240             45,206             75,354             75,777             62,520
                                     --------------------------------------------------------------------------------------
NET CHARGE-OFFS (RECOVERIES)           (131,471)           (78,425)          (150,009)          (783,068)          (241,689)
PROVISION FOR LOAN LOSSES
 CHARGED TO EXPENSE                     158,500             95,000            105,000            605,000             50,000
                                     --------------------------------------------------------------------------------------
BALANCE AT END OF PERIOD              1,028,838          1,001,809            985,234          1,030,243          1,208,311
                                     ======================================================================================
ALLOWANCE FOR LOAN LOSSES AS
 A PERCENTAGE OF AVERAGE
 LOANS OUTSTANDING FOR
 THE PERIOD                               1.358%             1.390%             1.438%             1,545%             1,679%

ALLOWANCE FOR LOAN LOSSES
 AS A PERCENTAGE OF
 NONPERFORMING ASSETS AND
 LOANS 90 DAYS PAST DUE
 OUTSTANDING FOR THE PERIOD              83.251%            73.523%            78.287%            76.738%           125.368%


ANNUALIZED QTD NET CHARGE-
 OFFS AS A PERCENTAGE OF
 AVERAGE LOANS OUTSTANDING
 FOR THE PERIOD                          -0.694%            -0.435%            -0.876%            -4.698%            -1.344%

ANNUALIZED YTD NET CHARGE-
 OFFS AS A PERCENTAGE OF
 AVERAGE LOANS OUTSTANDING
 FOR THE PERIOD                          -0.915%            -1.001%            -2.686%            -3.352%            -1.687%


YTD AVERAGE OUTSTANDING LOANS        75,760,000         69,731,000         68,922,000         69,396,000         72,150,000

QTD AVERAGE OUTSTANDING LOANS        75,760,000         72,065,598         68,513,772         66,670,912         71,950,537

NONPERFORMING ASSETS AND
LOANS 90 DAYS PAST DUE                1,235,826          1,362,582          1,258,493          1,342,538            963,808

                          PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 2.           Changes in Securities

None

Item 3.           Defaults on Senior Securities

N/A

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None

Item 6.           Exhibits and reports on Form 8-K

(a)      Exhibits:

                  Financial Data Schedule (For SEC Use Only)

(b) There have been no Current Reports on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    April 12, 2000
                                           /s/Gregory B. Jones, President & CEO

Date:    April 12, 2000
                                           /s/Nathaniel F. Hughes, EVP & CFO