Form 10QSB
period 2000-06-30
CORNERSTONE BANCSHARES INC
filed 2000-08-14
CIK 1038773

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the quarterly period ended JUNE 30, 2000

[ ]       TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ___________________ to ________________

Commission file number 0-30497

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,166,129 SHARES OF COMMON STOCK AS OF JUNE 30, 2000.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Cornerstone Bancshares Inc. ("Company") and its sole subsidiary Cornerstone Community Bank ("Bank").

Substantially all intercompany transactions, profits and balances have been eliminated.

Accounting Policies

During interim periods, Cornerstone Bancshares follows the accounting policies set forth in its Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. Since December 1999, there have been no changes in any accounting principles or practices, or in the method of applying any such principles or practices.

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

PART I -- FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                   Unaudited                         Unaudited
                                                    June 30,       December 31,       June 30,
                   ASSETS                             2000             1999             1999
                                                 -------------    -------------    -------------
Cash and due from banks                          $   9,857,546    $   7,721,701    $   6,654,167
Federal funds sold                                          --               --        5,355,000
Investment securities available for sale            17,008,300       13,339,306       11,955,433
Investment securities held to maturity               4,938,914        5,723,320        6,989,300
Loans, less allowance for loan loss                 81,247,022       71,323,878       65,220,182
Premises and equipment, net                          2,247,022        2,231,179        1,921,513
Accrued interest receivable                            717,828          656,159          534,078
Excess cost over fair value of assets acquired       2,665,275        2,722,651        2,778,539
Other assets                                         2,040,660        2,084,033        1,853,347
                                                 -------------    -------------    -------------
             Total assets                        $ 120,722,567    $ 105,802,227    $ 103,261,559
                                                 =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non interest bearing                             $  13,593,950    $  12,411,939    $  12,259,447
NOW accounts                                        21,932,543       12,626,200       14,985,198
Savings deposits and money market accounts          11,132,449       10,254,825        9,616,620
Time deposits of $100,000 or more                   16,973,270       16,129,350       15,138,652
Time deposits of less than $100,000                 42,241,131       39,923,313       39,404,797
                                                 -------------    -------------    -------------
Total deposits                                     105,873,344       91,345,627       91,404,714

Other Borrowings                                     2,506,094        2,179,363          282,191
Accrued interest payable                               190,035          189,870          183,682
Other liabilities                                      211,509          193,108          351,544
Note Payable                                                --               --        1,250,000
                                                 -------------    -------------    -------------
Total Liabilities                                  108,780,982       93,907,968       93,472,131
                                                 -------------    -------------    -------------

Redeemable common stock                                     --          237,504          237,504

Stockholders' Equity
Common stock                                         1,166,129        1,166,629        1,011,561
Additional paid-in capital                          11,322,276       11,128,234        9,284,418
Undivided profits (deficit)                           (357,700)        (454,818)        (664,092)
Accumulated other comprehensive income                (189,120)        (183,290)         (79,963)
                                                 -------------    -------------    -------------
Total Stockholders' Equity                          11,941,585       11,894,259        9,789,428
                                                 -------------    -------------    -------------
Total liabilities and stockholders equity        $ 120,722,567    $ 105,802,227    $ 103,261,559
                                                 =============    =============    =============

CONSOLIDATED STATEMENTS OF INCOME

                                                                   Unaudited                   Unaudited
                                                              Three months ended            Six months ended
                                                                   June 30,                     June 30,
                                                          --------------------------    ------------------------
                                                              2000           1999          2000          1999
                                                          -----------    -----------    ----------   -----------
INTEREST INCOME
Interest and fees on loans                                $ 1,978,042    $ 1,485,614    $3,822,591   $ 3,062,752
Interest on investment securities                             359,024        252,250       688,169       528,186
Interest on federal funds sold                                 17,364         86,568        19,882       125,101
Interest on other earning aseets                                   10             --           263            --
                                                          -----------    -----------    ----------   -----------
Total interest income                                       2,354,441      1,824,432     4,530,905     3,716,039
                                                          -----------    -----------    ----------   -----------
INTEREST EXPENSE
Interest bearing demand accounts                               75,010         56,023       137,597       116,804
Money market accounts                                          68,693         47,037       128,791        99,107
Savings accounts                                               28,981         27,257        58,930        53,886
Time deposits of less than $100,000                           595,892        521,915     1,144,747     1,077,686
Time deposits of  $100,000 or more                            235,379        218,842       440,681       456,909
Federal funds purchased                                         7,673             --        29,259           732
Securities sold under agreements to repurchase                 36,557          2,040        57,648         3,718
Other borrowings                                                   --         28,255            --        52,474
                                                          -----------    -----------    ----------   -----------
Total interest expense                                      1,048,185        901,369     1,997,653     1,861,316
                                                          -----------    -----------    ----------   -----------
Net interest income                                         1,306,255        923,063     2,533,253     1,854,723
Provision for loan losses                                     256,000        605,000       414,500       655,000
                                                          -----------    -----------    ----------   -----------
Net interest income after the provision for loan losses     1,050,255        318,063     2,118,752     1,199,723
                                                          -----------    -----------    ----------   -----------
NONINTEREST INCOME
Service charges on deposit accounts                            94,087         82,375       187,104       173,553
Net securities gains (losses)                                      --             --            --            --
Other income                                                   43,600         76,191       110,174       113,222
                                                          -----------    -----------    ----------   -----------
Total noninterest income                                      137,687        158,566       297,278       286,775
                                                          -----------    -----------    ----------   -----------
NONINTEREST EXPENSE
Salaries and employee benefits                                570,077        556,833     1,129,714     1,037,178
Occupancy and equipment expense                               138,768        134,338       264,237       262,521
Other operating expense                                       464,799        518,048       882,584       900,803
                                                          -----------    -----------    ----------   -----------
Total noninterest expense                                   1,173,644      1,209,219     2,276,535     2,200,502
                                                          -----------    -----------    ----------   -----------
Income before provision for income taxes                       14,298       (732,590)      139,496      (714,004)
Provision for income taxes                                     18,154       (113,475)       42,378       (91,607)
                                                          -----------    -----------    ----------   -----------
NET INCOME                                                $    (3,856)   $  (619,115)   $   97,118   $  (622,397)
                                                          ===========    ===========    ==========   ===========
Basic net income per common share                               (0.00)         (0.61)         0.08         (0.62)
Diluted net income per common share                             (0.00)         (0.59)         0.08         (0.60)
Dividends declared per common share                                --             --            --            --

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30

                                                        Unaudited        Unaudited
                                                           2000            1999
                                                       ------------    ------------
Cash flows from operating activities:
Net income                                                   97,118        (622,397)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Provision for possible loan losses                          414,500         655,000
Net Charge-offs                                            (330,255)     (1,024,757)
Provision for depreciation and amortization                 174,097         176,334
Accrued interest receivable                                 (61,669)        104,363
Accrued interest payable                                        165         (86,952)
Changes in other assets and liabilities:                     61,774        (734,809)
                                                       ------------    ------------
Net cash provided by (used in) operating activities         355,729      (1,533,218)
                                                       ------------    ------------

Cash flows from investing activities:
Purchase of investment securities: AFS                   (4,053,044)     (6,865,216)
Purchase of investment securities: HTM                           --              --
Proceeds from security transactions:  AFS                   368,362       4,418,020
Net increase in loans                                   (10,007,388)      7,642,124
Purchase of bank premises and equipment                    (132,563)        (81,272)
                                                       ------------    ------------
Net cash provided by (used in) investing activities     (13,030,871)      6,904,034
                                                       ------------    ------------
Cash flows from financing activities:
Net increase in deposits                                 14,527,717      (6,606,894)
Net increase in repurchase agreements                       326,731         282,191
Net increase of notes payable                                    --              --
Issuance of common stock                                    (43,462)        269,088
                                                       ------------    ------------
Net cash provided by (used in) financing activities      14,810,986      (6,055,615)
                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents      2,135,845        (684,800)

Cash and cash equivalents beginning of period             7,721,701      12,693,967
                                                       ------------    ------------
Cash and cash equivalents end of period                $  9,857,546    $ 12,009,167
                                                       ============    ============

Cornerstone Bancshares, Inc and Subsidiary
Changes in Stockholders' Equity
June 30, 2000

                                                                                                      Accumulated
                                                                            Additional     Retained      Other         Total
                                                 Comprehensive   Common       Paid-in      Earnings  Comprehensive  Stockholders'
                                                     Income       Stock       Capital      (Deficit)     Income        Equity
                                                    --------  -----------  ------------   ----------   ----------   ------------
BALANCE, December 31, 1999                                    $ 1,166,629  $ 11,128,234   $ (454,818)  $ (183,290)  $ 11,656,755

    Redemption of Common Stock                                    (15,344)     (222,660)                                (238,004)

     Issuance of  Common Stock                                     14,844       179,198                                  194,042

    Decrease in Redeemable Common Stock                                         237,504                                  237,504

     Comprehensive Income:
        Net Income                                  $ 97,118                                  97,118                      97,118

        Other comprehensive income, net of tax:
            Unrealized holding gains (losses) on
             securities available for sale, net of
             reclassification adjustment              (5,830)                                              (5,830)        (5,830)
                                                    --------  -----------  ------------   ----------   ----------   ------------
        Total comprehensive income                  $ 91,288
                                                    ========
BALANCE, June 30, 2000 (Unaudited)                            $ 1,166,129  $ 11,322,276   $ (357,700)  $ (189,120)  $ 11,941,585
                                                              ===========  ============   ==========   ==========   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

              The Company ended the first six months of 2000 with total assets of $121 million, a 14.1% increase from December 31, 1999, and a 17.0% increase from June 30, 1999. The Company reported a net loss for the second quarter ending June 30, 2000 of $(3,855) or $(0.004) basic earnings per share, compared to net loss $(619,115) or $(0.61) basic earnings per share, for the same period in 1999. The increase in earnings represents a 99.4% increase from the second quarter 1999 compared to the second quarter of 2000. The Company reported net income for the first six months ending June 30, 2000 of $97,118, or $0.08 basic earnings per share, compared to $(622,397), or $(0.62) basic earnings per share, for the same period in 1999. The increase in earnings represents a 115.6% increase from the first six months in 1999 compared to the same period in 2000.

              The increase in net income from first six months 1999 to first six months 2000 is due primarily to the improvement in the Bank's net interest margin. The Bank has seen an increase in the net interest margin to 5.13% in first six months of 2000 from 4.08% in the first six months of 1999. This represents an increase of 105 basis points. Several factors have contributed to the improvement in net interest margin. First, the loan portfolio quality has improved. The non-performing assets and 90 days past due loan category decreased from $1,362,582 at year end 1999 to $792,582 as of June 30, 2000. The 30-day or greater past due ratio dropped from 1.20% as of the end of 1999 to .70% as of the end of June 30, 2000. These two facts allowed the Bank to recover some previously charged off interest, which increased the interest and fees earned on loans. The growth in average earning-assets out paced the growth in average non-earning assets. Average earning assets increased 13.5% from June 30, 1999 to June 30, 2000 (on a QTQ basis) while average non-earning assets increased 11.4% over the same time period. We also have an improved asset and liability mix. The Bank's average loan to asset ratio improved from 65.9% as of June 30, 1999 to 69.9% as of June 30, 2000 (on a QTQ basis) on the asset side of the balance sheet. On the liability side, average transaction and saving accounts increased 28.3% while average certificates of deposits increased only 4.3% to fund the asset growth (on a QTQ basis). Going forward the Bank expects the net interest margin to be in line with its peer group and will focus on improving the Bank's efficiency ratio and asset and liability mix to create further earnings increases to net income of the Company. The Company expects net income to materially increase over the next several quarters as the loan portfolio quality continues to improve and the Bank efficiency ratios become more comparable with other peer banks.

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

              The most recent action the Bank has taken to implement the strategic plan is the acquisition of a new branch location. The Bank has entered into an agreement with AmSouth Bank to purchase its closed Gunbarrel Road Branch building (located 50 yards in front of our present Gunbarrel supermarket branch). The move is consistent with the strategic plan and will facilitate the Bank's movement away from grocery store branches to full service branches that can provide the full service expected of a community bank.

         Cornerstone Community Bank is operating under a Memorandum of Understanding (Memorandum) with the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. Among other things, the Memorandum provides the following:

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

         At the June 2000, examination the FDIC reported that Cornerstone Community Bank was materially in compliance with the provisions of the Memorandum. However, because of the increased regulatory scrutiny required by the Memorandum, the activities of Cornerstone Community Bank and Cornerstone are more restricted, and these restrictions may affect the flexibility of Cornerstone in conducting its business operations.

 FINANCIAL CONDITION

              Earning Assets. Average earning assets for three months ending June 30, 2000 increased $13.4 million or 13.3% above the three months ending June 30, 1999. The average balance increase was due to strong loan demand and a steady growth in core deposits during the period. Management expects average earning assets to steadily increase during the rest of 2000 and anticipates similar growth in 2001.

              Loan Portfolio. Average loans for the first six months of 2000 were $77.8 million, an increase of $8.7 million or 12.7% from the first six months in 1999, while actual balances increased to $82.3 million, an increase of 24.1% above $66.3 million in loans at the end of June 1999. Management is anticipating increased loan growth for the remainder of the year in average balances, with a smaller increase in actual balances. This is due primarily to the Bank's loan to asset ratio reaching industry norm. As a result, loan growth will be restricted to the percentage of asset growth going forward. The amount of such growth, if any, will depend upon general economic conditions.

              Investment Portfolio. Investment securities portfolio increased by 15.8% or $3.0 million from June 30, 1999 to June 30, 2000. The growth was a timing issue as the Bank remained liquid (holding $5.4 million in Fed Funds) as management made its transition and allowed expensive deposits to terminate. The Bank maintains an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include Gap Management, Liquidity, Pledging, Return, and Local Community Support in that order of priority. Cornerstone maintains two classifications of investment securities: "Held to Maturity" (HTM) and "Available for Sale" (AFS). The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at book value. As of June 30, 2000, unrealized losses in the "Available for Sale" and "Held to Maturity" amounted to $352,353 or a 1.6% decrease in value.

              Deposits. Bank's average deposits increased $9.1 million or 11.6% from June 30, 1999 to June 30, 2000, while actual deposit balances increased $14.5 million or 15.8%. The actual deposit growth has been broad based with the exception of certificates of deposit over $100,000, which decreased 3.6% during the same time period. Management will continue to focus its efforts on attracting core deposits and expects average deposit growth in the 10% level for the next several quarters. Transaction accounts will be continuously solicited from new customers and existing customers. Attracting transaction accounts is the Bank's highest liability management priority and will provide the Bank with an increased net interest margin.

              Capital Resources. Stockholders' average equity increased $1.7 million or 16.9% to $11.9 million for the three months ending June 30, 2000, compared with $10.2 million during the same three months ending June 30, 1999. Actual equity increased $2.2 million or 22.0% from June 30, 1999 to June 30, 2000. This increase was primarily due to a capital program to encourage warrant holders to exercise their warrants with net proceeds of approximately $2 million. The balance represents current year earnings sustained from operations and unrealized losses in the bond portfolio. The Company has approved a stock offering of 150,000 shares of common stock at $13 per share ($1.9 million). The Company plans to initiate the offering during the third quarter of 2000.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)

                                                                  Three months ended
                                                                       June 30,
                                          ----------------------------------------------------------------
                                                        2000                             1999
                                          -------------------------------    -----------------------------
Assets                                    Average     Income/     Yield/      Average    Income/   Yield/
                                          Balance     Expense      Rate       Balance    Expense    Rate
                                          --------    -------    --------    --------     -----    -------
Earning Assets:
Loans, net of unearned income               79,974     1,978        9.95%      66,610     1,486      8.95%
Investment securities                       22,699       376        6.67%      23,840       339      5.70%
Other earning assets                            --                                 --
                                          --------    ------                 --------     -----
Total earning assets                       102,673     2,354        9.22%      90,450     1,824      8.09%
Allowance for loan losses                   (1,021)                              (874)
Cash and other assets                       12,761                             11,454
                                          --------                           --------
             TOTAL ASSETS                  114,413                            101,030
                                          ========                           ========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits            17,272        75        1.75%      13,646        56      1.65%
Savings deposits                            11,453        98        3.43%       9,378        74      3.18%
Time deposits                               42,827       596        5.60%      39,507       522      5.30%
Time deposits of $100,000 or more           15,731       235        6.02%      15,657       219      5.61%
Federal funds and securities sold under
Agreement to repurchase                      3,353        44        5.31%         222         2      3.69%
Other borrowings                                --        --        0.00%       1,250        28      9.07%
                                          --------    ------                 --------     -----
Total interest bearing liabilities          90,635     1,048        4.65%      79,660       901      4.54%
                                                      ------                              -----
Net interest spread                                    1,306                                923
                                                       =====                              =====
Noninterest bearing demand deposits         11,191                             10,478
Accrued expenses and other liabilities         668                                692
Stockholders' equity                        11,919                             10,201
                                          --------                           --------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY          114,413                            101,030
                                          ========                           ========
Net interest margin on earning aseets                               5.12%                            4.09%
                                                                    ====                             ====

Net interest spread on earning assets                               4.57%                            3.55%
                                                                    ====                             ====

Taxable equivalent adjustment:
Loans                                                     --                                 --
Investment Securities                                     --                                 --
                                                      ------                              -----
             Total adjustment                             --                                 --
                                                      ======                              =====

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

              Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

              Net interest income after loan loss provision for the three month period ending June 30 2000 increased $732,192 or 230.2% above net interest income after loan loss provision as of the same period 1999. The increase in net interest income as of June 30, 2000 is primarily due to an increase in the Bank's net interest margin on earning assets, which rose from 4.09% to 5.12% in three months ending June 30, 2000 as compared to the three months ended June 30, 1999. A larger loan loss provision offset would result in even larger growth. The increased margin was a result of management's efforts to change the deposit mix from certificate of deposit base to a transaction account deposit base and the collection of interest from non-accrual loans written-off in the previous year. The increase in prime rate loans helped the Bank maintain its margin in an increasing interest rate environment. The strategic direction has produced material improvements in the net interest margin and should continue to increase the Bank's earnings in the future. The larger loan loss provision represents a continued purging of substandard loans and should continue throughout the year 2000.

              Interest income increased $530,009 or 29.1% as of June 30, 2000 compared to June 30, 1999. Interest income produced by the loan portfolio increased $492,428 or 33.2% from June 30, 1999 to June 30, 2000 due to the increase in average loans outstanding for the period and the collection of interest from non-accrual loans and loan fees for loan origination. Management estimates the average balances will increase, but will restrain origination of these loans to insure quality standards and documentation are maintained. Interest income on investment securities and federal funds increased $37,570 or 11.1% from June 30, 1999 to June 30, 2000, due primarily to reduced prepayments of mortgage backed securities that were purchased at a premium and a fully invested cash position.

              Total interest expense increased $146,816 or 16.3% from June 30, 1999 to June 30, 2000. The interest expense increase from the second quarter of 1999 to the second quarter of 2000 is primarily due to increased market rates caused by the Federal Reserve's 125 basis point rate increases of Fed Funds over the last 12 months. Offsetting this increase in rates is the Bank's active management of the deposit mix and the solicitation of lower costing transaction accounts at the branch locations.

              The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin at June 30, 2000 was 5.12%. The yield on earning assets increased 113 basis points to 9.22% at June 30, 2000 from 8.09% at June 30, 1999.

              The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the asset and liability mix during late 1999 and recaptured interest during the current period, the interest rate spread was 4.57% on June 30, 2000, compared to 3.55% on June 30, 1999, an increase of 102 basis points.

              Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1,086,054 for June 30, 2000 in the allowance for loan loss account reflects the full known extent of credit exposure. The provision for the second quarter ending June 30, 2000 was $256,000, well above the budgeted amount for that time period. The Bank does not anticipate similar provisions for the remainder of 2000. In the future and as the loan portfolio grows and unanticipated loan losses occur, the Bank may have loan loss provisions slightly above peer to cover the above average loan growth the Bank will realize. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

              Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of June 30, 2000 Cornerstone had $128,041 in non-accrual loans and $792,858 in non-performing assets.

              Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income decreased by $20,879 or 13.3% from June 30, 1999 to June 30, 2000. Due primarily to slow down of home mortgage origination caused by a sharp increase in interest rates.

              Non-interest Expense. Non-interest expense for the three months ending June 30, of 2000, decreased by $35,575 or 2.95% as compared to the three months ending June 30, 1999. Salaries and employee benefits increased by $13,244 or 2.4% in June 30, 2000 over June 30, 1999. Occupancy expense as of June 30, 2000 increased by $4,430 or 3.3% over the same period in 1999. All other non-interest expenses at June 30, 2000 decreased $53,249 or 10.3% over the non-interest expenses as of June 30, 1999.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)

                                                                   Six months ended
                                                                       June 30,
                                          ----------------------------------------------------------------
                                                        2000                             1999
                                          -------------------------------    -----------------------------
Assets                                    Average     Income/     Yield/      Average    Income/   Yield/
                                          Balance     Expense      Rate       Balance    Expense    Rate
                                          --------    -------    --------    --------     -----    -------
Earning Assets:
Loans, net of unearned income               77,838     3,823        9.88%      69,097     3,063      8.94%
Investment securities                       21,551       708        6.61%      22,683       653      5.81%
Other earning assets                            --                                 --
                                          --------    ------                 --------     -----
Total earning assets                        99,389     4,531        9.17%      91,780     3,716      8.16%
Allowance for loan losses                   (1,003)                            (1,116)
Cash and other assets                       12,857                             12,129
                                          --------                           --------
             TOTAL ASSETS                  111,243                            102,793
                                          ========                           ========
Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits            16,169       138        1.71%      13,402       117      1.76%
Savings deposits                            11,073       188        3.41%       9,641       153      3.20%
Time deposits                               41,337     1,145        5.57%      40,568     1,078      5.36%
Time deposits of $100,000 or more           15,486       441        5.72%      16,073       457      5.73%
Federal funds and securities sold under
Agreement to repurchase                      3,294        87        5.31%         182         4      4.93%
Other borrowings                                --        --                    1,255        52      8.43%
                                          --------    ------                 --------     -----
Total interest bearing liabilities          87,359     1,998        4.60%      81,121     1,861      4.63%
                                                      ------                              -----
Net interest spread                                    2,533                              1,855
                                                      ======                              =====
Noninterest bearing demand deposits         11,358                             10,604
Accrued expenses and other liabilities         610                                779
Stockholders' equity                        11,916                             10,290
                                          --------                           --------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY          111,243                            102,793
                                          ========                           ========
Net interest margin on earning assets                               5.13%                            4.08%
                                                                    ====                             ====
Net interest spread on earning assets                               4.57%                            3.54%
                                                                    ====                             ====
Taxable equivalent adjustment:

Loans                                                     --                                 --
Investment Securities                                     --                                 --
                                                      ------                              -----
             Total adjustment                             --                                 --
                                                      ======                              =====

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

              Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

              Net interest income after loan loss provision for the first six months of 2000 increased $919,030 or 76.6% above net interest income after loan loss provision as of first six months of 1999. The increase in net interest income as of June 30, 2000 is primarily due to an increase in the Bank's net interest margin on earning assets, which rose from 4.08% to 5.13% in first six months of 2000 as compared to the first six months of 1999. The increased margin was a result of management's efforts to change the deposit mix from certificate of deposit based to a transaction account deposit base, the collection of interest from non-accrual loans written off in the previous year, and a smaller loan loss provision. The strategic direction has produced improvements in the net interest margin and should continue to assist the Bank's earnings in the future. The current year provision represents a continued purging of substandard loans and should continue throughout the year 2000.

              Interest income increased $814,866 or 21.9% as of June 30, 2000 compared to June 30, 1999. Interest income produced by the loan portfolio increased $759,839 or 24.8% from June 30, 1999 to June 30, 2000 due to the increase in average loans outstanding for the period and the collection of interest from non-accrual loans and loan fees for loan origination. Management estimates the average balances will increase, but will restrain origination of these loans to insure quality standards and documentation are maintained. Interest income on investment securities and federal funds increased $54,764 or 8.4% from June 30, 1999 to June 30, 2000, due primarily to reduced prepayments of mortgage backed securities that were purchased at a premium and a fully invested cash position.

              Total interest expense increased $136,337 or 7.3% from June 30, 1999 to June 30, 2000. The interest expense increase from the first six months of 1999 to the first six months of 2000 is primarily due to increased market rates caused by the Federal Reserve's five 25 basis point rate increases of Fed Funds over the last 12 months.

              The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin at June 30, 2000 was 5.13%. The yield on earning assets increased 101 basis points to 9.17% at June 30, 2000 from 8.16% at June 30, 1999.

              The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the asset and liability mix during late 1999 and recaptured interest during the current period, the interest rate spread was 4.57% on June 30, compared to 3.53% on June 30, 1999, an increase of 104 basis points.

              Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $414,500 provision for loan loss as of June 30, 2000 adequately provides funds to the Bank's loan loss allowance to cover the full known extent of credit exposure. The Bank anticipates a smaller provision for the rest of 2000 that will cover the Bank's credit risk as the loan portfolio grows and unanticipated loan losses occur. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

              Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of June 30, 2000 Cornerstone had $128,041 in non-accrual loans and $792,858 in non-performing assets.

              Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $10,503 or 3.7% from June 30, 1999 to June 30, 2000.

              Non-interest Expense. Non-interest expense for the first six months of 2000 increased by $76,032 or 3.53% as compared to the first six months in 1999. Salaries and employee benefits increased by $92,536 or 8.9% in June 30, 2000 over June 30, 1999. Occupancy expense as of June 30, 2000 increased by $1,716 or 0.7% over the same period in 1999. All other non-interest expenses at June 30, 2000 decreased $18,219 or 2.0% over the non-interest expenses as of June 30, 1999.

                            ALLOWANCE FOR LOAN LOSSES

                                                  2000                                   1999
                                       --------------------------     ------------------------------------------
Quarter Ending                          June 30         March 31      December 31,    September 30      June 30
                                       ---------       ---------         -------       ---------       ---------
Balance at beginning of period         1,028,838       1,001,809         985,234       1,030,243       1,208,311

Loans charged-off                       (259,543)       (170,891)       (123,631)       (225,363)       (858,844)
Loans recovered                           60,758          39,420          45,206          75,354          75,777
-----------------------------------------------------------------------------------------------------------------
Net Charge-offs (recoveries)            (198,784)       (131,471)        (78,425)       (150,009)       (783,068)
Provision for loan losses charged
to expense                               256,000         158,500          95,000         105,000         605,000
-----------------------------------------------------------------------------------------------------------------
Balance at end of period               1,086,054       1,028,838       1,001,809         985,234       1,030,243
=================================================================================================================

Allowance for loan losses as a
 percentage of average loans
 outstanding for the period                1.358%          1.358%          1.390%          1.438%          1.547%

Allowance for loan losses as a
percentage of nonperforming assets
and loans 90 days past due
outstanding for the period               136.980%         83.251%         73.523%         78.287%         76.738%

Annualized QTD net charge-offs as
a percentage of average loans
outstanding for the period               -0.994%         -0.694%         -0.435%         -0.876%         -4.702%

Annualized YTD net charge-offs as
a percentage of average loans
outstanding for the period                -1.106%         -0.694%         -1.797%         -2.273%         -2.966

YTD Average Outstanding Loans         77,837,484      75,760,000      69,731,000      68,922,000      69,097,000

QTD Average Outstanding Loans         79,974,088      75,760,000      72,065,598      68,513,772      66,610,187

Nonperforming assets and
loans 90 days past due                   792,858       1,235,826       1,362,582       1,258,493       1,342,538

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

(b) There have been no Current Reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 2000

                                  /s/Gregory B. Jones, President & CEO

Date:  August 14, 2000

                                  /s/Nathaniel F. Hughes, EVP & CFO