Form 10QSB
period 2000-09-30
CORNERSTONE BANCSHARES INC
filed 2000-11-15
CIK 1038773

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 2000

[ ]            TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

Commission file number  0-30497

                          CORNERSTONE BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

              TENNESSEE                                          62-1173944
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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,166,129 SHARES OF COMMON STOCK AS OF SEPTEMBER 30, 2000.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                               Unaudited                                       Unaudited
                                                        September 30,           December 31,            September 30,
                                                        -------------           ------------            -------------
                                                            2000                    1999                    1999
                                                        -------------           ------------            -------------
                         ASSETS

Cash and due from banks                                 $   4,699,263           $  7,721,701                4,171,067
Federal funds sold                                                 --                     --                2,000,000
Investment securities available for sale                   15,986,300             13,339,306               13,722,139
Investment securities held to maturity                      4,502,465              5,723,320                6,128,973
Loans, less allowance for loan loss                        81,683,363             71,323,878               69,287,556
Premises and equipment, net                                 3,312,820              2,231,179                2,057,900
Accrued interest receivable                                   753,569                656,159                  653,862
Excess cost over fair value of assets acquired              2,636,586              2,722,651                2,750,747
Other assets                                                1,916,621              2,084,033                1,893,773
                                                        -------------           ------------            -------------

             Total assets                               $ 115,490,990           $105,802,227              102,666,018
                                                        =============           ============            =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Non interest bearing                                    $  12,437,791           $ 12,411,939               10,886,803
NOW accounts                                               14,039,343             12,626,200               15,282,557
Savings deposits and money market accounts                 10,757,431             10,254,825               10,488,031
Time deposits of $100,000 or more                          16,590,984             16,129,350               15,860,872
Time deposits of less than $100,000                        45,152,777             39,923,313               36,726,204
                                                        -------------           ------------            -------------
Total deposits                                             98,978,325             91,345,627               89,244,467

Other Borrowings                                            3,906,041              2,179,363                1,044,188
Accrued interest payable                                      179,138                189,870                  175,469
Other liabilities                                             262,251                193,108                  331,655
Note Payable                                                       --                     --                       --
                                                        -------------           ------------            -------------

Total Liabilities                                         103,325,754             93,907,968               90,795,779
                                                        -------------           ------------            -------------

Redeemable common stock                                            --                237,504                  237,504

Stockholders' Equity
Common stock                                                1,166,129              1,166,629                1,166,329
Additional paid-in capital                                 11,322,276             11,128,234               11,124,634
Undivided profits (deficit)                                  (232,591)              (454,818)                (559,890)
Accumulated other comprehensive income                        (90,578)              (183,290)                 (98,338)
                                                        -------------           ------------            -------------

Total Stockholders' Equity                                 12,165,236             11,894,259               11,870,239
                                                        -------------           ------------            -------------

Total liabilities and stockholders equity               $ 115,490,990           $105,802,227              102,666,018
                                                        =============           ============            =============

CONSOLIDATED STATEMENTS OF INCOME                                      Unaudited                                Unaudited
                                                                   Three months ended                       Nine months ended
                                                                      September 30,                           September 30,
                                                              -----------------------------          -----------------------------
                                                                 2000               1999                2000               1999
                                                              ----------         ----------          ----------         ----------
INTEREST INCOME
Interest and fees on loans                                    $2,068,694          1,626,935          $5,891,285          4,689,687
Interest on investment securities                             $  355,531            305,513           1,043,700            833,699
Interest on federal funds sold                                $   27,976             36,293              47,858            161,394
Interest on other earning assets                              $        4                 --                 267                 --
                                                              ----------         ----------          ----------         ----------
Total interest income                                          2,452,205          1,968,741           6,983,110          5,684,780
                                                              ----------         ----------          ----------         ----------

INTEREST EXPENSE
Interest bearing demand accounts                              $   72,492             55,565             210,089            172,369
Money market accounts                                         $   68,585             56,988             197,376            156,095
Savings accounts                                              $   32,088             27,466              91,018             81,352
Time deposits of less than $100,000                           $  674,993            515,312           1,819,741          1,592,998
Time deposits of  $100,000 or more                            $  251,963            202,828             692,644            659,737
Federal funds purchased                                       $    6,626                300              35,885              1,032
Securities sold under agreements to repurchase                $   49,644              6,551             107,292             10,269
Other borrowings                                              $       --             14,648                  --             67,122
                                                              ----------         ----------          ----------         ----------
Total interest expense                                         1,156,391            879,658           3,154,044          2,740,974
                                                              ----------         ----------          ----------         ----------

Net interest income                                           $1,295,813          1,089,084           3,829,066          2,943,807
Provision for loan losses                                     $   90,000            105,000             504,500            760,000
                                                              ----------         ----------          ----------         ----------
Net interest income after the provision for loan losses        1,205,813            984,084           3,324,566          2,183,807
                                                              ----------         ----------          ----------         ----------

NONINTEREST INCOME
Service charges on deposit accounts                           $   90,552            120,063             277,656            373,727
Net securities gains (losses)                                 $   25,498                 --              25,498                 --
Other income                                                  $   68,040             31,518             178,214             64,629
                                                              ----------         ----------          ----------         ----------
Total noninterest income                                         184,089            151,581             481,367            438,356
                                                              ----------         ----------          ----------         ----------

NONINTEREST EXPENSE
Salaries and employee benefits                                $  543,772            568,057           1,673,486          1,605,235
Occupancy and equipment expense                               $  194,099            135,221             458,336            397,742
Other operating expense                                       $  382,422            387,143           1,265,006          1,287,946
                                                              ----------         ----------          ----------         ----------
Total noninterest expense                                      1,120,293          1,090,420           3,396,828          3,290,922
                                                              ----------         ----------          ----------         ----------

Income before provision for income taxes                      $  269,610             45,245             409,105           (668,760)
Provision for income taxes                                    $  144,500            (58,957)            186,878           (150,564)
                                                              ----------         ----------          ----------         ----------

NET INCOME                                                    $  125,110            104,202          $  222,227           (518,196)
                                                              ==========         ==========          ==========         ==========

Basic net income per common share                                   0.11               0.09                0.19              (0.44)
Diluted net income per common share                                 0.10               0.09                0.18              (0.43)
Dividends declared per common share                                   --                 --                  --                 --

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30

                                                               Unaudited              Unaudited
                                                                  2000                   1999
                                                              ------------           ------------
Cash flows from operating activities:
Net income                                                         222,227               (518,196)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Provision for possible loan losses                                 504,500                760,000
Net Charge-offs                                                   (351,076)            (1,174,766)
Provision for depreciation and amortization                        277,249                265,846
Accrued interest receivable                                        (97,410)               (15,421)
Accrued interest payable                                           (10,732)               (95,165)
Changes in other assets and liabilities:                           236,555               (443,016)
                                                              ------------           ------------
Net cash provided by (used in) operating activities                781,312             (1,220,717)
                                                              ------------           ------------

Cash flows from investing activities:
Purchase of investment securities: AFS                          (4,053,044)            (9,295,372)
Purchase of investment securities: HTM                                  --                     --
Proceeds from security transactions:  AFS                        1,451,387              5,039,364
Proceeds from security transactions:  HTM                        1,267,728              2,557,272
Net increase in loans                                          (10,512,909)             3,619,759
Purchase of bank premises and equipment                         (1,272,826)              (273,085)
                                                              ------------           ------------
Net cash provided by (used in) investing activities            (13,119,664)             1,647,938
                                                              ------------           ------------

Cash flows from financing activities:
Net increase in deposits                                         7,632,698             (8,767,141)
Net increase in repurchase agreements                            1,726,678              1,044,188
Net increase of notes payable                                           --             (1,250,000)
Issuance of common stock                                           (43,462)             2,022,832
                                                              ------------           ------------
Net cash provided by (used in) financing activities              9,315,914             (6,950,121)
                                                              ------------           ------------

Net increase (decrease) in cash and cash equivalents            (3,022,437)            (6,522,900)

Cash and cash equivalents beginning of period                    7,721,701             12,693,967
                                                              ------------           ------------
Cash and cash equivalents end of period                       $  4,699,263              6,171,067
                                                              ============           ============

Cornerstone Bancshares, Inc and Subsidiary
Changes in Stockholders' Equity
September 30, 2000

                                                                                                       Accumulated
                                                                            Additional     Retained       Other           Total
                                               Comprehensive   Common        Paid-in       Earnings   Comprehensive  Stockholders'
                                                  Income        Stock        Capital       (Deficit)     Income          Equity
                                               ------------- ----------    -----------     ---------  -------------  -------------
BALANCE, December 31, 1999                                   $1,166,629    $11,128,234     $(454,818)   $ (183,290)   $11,656,755

 Redemption of Common Stock                                     (15,344)      (222,660)                                  (238,004)

 Issuance of Common Stock                                        14,844        179,198                                    194,042

 Decrease in Redeemable Common Stock                                           237,504                                    237,504

  Comprehensive Income:
   Net Income                                    $222,227                                    222,227                      222,227

   Other comprehensive income, net of tax:
     Unrealized holding gains (losses) on
      securities available for sale, net of
      reclassification adjustment                  92,712                                                   92,712         92,712
                                                 --------    ----------    -----------     ---------    ----------    -----------

   Total comprehensive income                    $314,939
                                                 ========

BALANCE, September 30, 2000 (Unaudited)                      $1,166,129    $11,322,276     $(232,591)   $  (90,578)   $12,165,236
                                                             ==========    ===========     =========    ==========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         The Company ended the first nine months of 2000 with total assets of $115 million, a 9.2% increase from December 31, 1999, and a 12.5% increase from September 30, 1999. The Company reported net income for the second quarter ending September 30, 2000 of $125,110 or $0.11 basic earnings per share, compared to $104,202 or $0.09 basic earnings per share, for the same period in 1999. The increase in earnings represents a 20.0% increase from the third quarter 1999 compared to the third quarter of 2000. The Company reported net income for the first nine months ending September 30, 2000 of $222,227, or $0.19 basic earnings per share, compared to $(518,196), or $(0.44) basic earnings per share, for the same period in 1999. The increase in earnings represents a 142.9% increase from the first nine months in 1999 compared to the same period in 2000.

         The increase in net income for the first nine months 2000 is due primarily to the improvement in the Bank's net interest margin. The Bank has seen an increase in the net interest margin to 5.04% in first nine months of 2000 from 4.30% in the first nine months of 1999. This represents an increase of 74 basis points. Several factors have contributed to the improvement in net interest margin. First, the loan portfolio quality has improved. The non-performing assets and 90 days past due loan category decreased from $1,362,582 at year end 1999 to $702,746 as of September 30, 2000. Second, the growth in average earning-assets out paced the growth in average non-earning assets. Average-earning assets increased 13.0% from December 31, 1999 to September 30, 2000 while average non-earning assets decreased 13.6% over the same time period. Third, the Bank's interest rate sensitivity was balanced and had no negative impact on the interest rate margin as the Federal Reserve raised the Federal Funds target rate by 175 basis points. To accomplish this, the Bank actively managed the asset and liability mix to reduce the Bank's interest rate risk and caused the Bank's portfolio to become more asset-sensitive. We also have an improved asset and liability mix. The Bank's average loan to asset ratio improved from 68.4% as of December 31, 1999 to 71.7% as of September 30, 2000. Going forward the Bank expects the net interest margin to be in line with its peer group and will focus on improving the Bank's efficiency ratio and asset and liability mix to create further earnings increases to net income of the Company. The Company expects net income to materially increase over the next several quarters as the loan portfolio quality continues to improve and the Bank efficiency ratios become more comparable with other peer banks.

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

         The most recent action the Bank has taken to implement the strategic plan is the acquisition of a new branch location. The Bank has completed a transaction with AmSouth Bank to purchase its closed Gunbarrel Road Branch building (located 50 yards in front of our present Gunbarrel supermarket branch). The branch is scheduled to open November 16th of this year and will provide a 4th full service branch to our system. The Bank closed its Highway 58 supermarket Branch in August, but retained the Gunbarrel location when Albertson's announced they were leaving the Chattanooga market. The Gunbarrel supermarket location will close when the Bank relocates to its new full service location. The move is consistent with the strategic plan and will facilitate the Bank's movement away from grocery store branches to full service branches that can provide the full service expected of a community bank.

         The Company is currently offering 150,000 shares at $13 per share of Cornerstone Bancshares stock and close the sale at the end of the year. The stock sale is scheduled to raise $2 million in capital of which the majority will be use to fund deposit growth for the next 2 years. Another step the Bank has taken is joining the Federal Home Loan Bank of Cincinnati, this organization will provide a guaranteed source of funds for liquidity management and can lend the funds either on a overnight basis or an extended maturity.

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

 FINANCIAL CONDITION

         Earning Assets. Average earning assets for three months ending September 30, 2000 increased $14.4 million or 15.8% above the three months ending September 30, 1999. The average balance increase was due to strong loan demand and a steady growth in core deposits during the period. Management expects average earning assets to steadily increase during the rest of 2000 and anticipates similar growth in 2001.

         Loan Portfolio. Average loans for the first nine months of 2000 were $79.3 million, an increase of $10.4 million or 15.1% from the first nine months in 1999, while actual balances increased to $82.8 million, an increase of 17.3% above $70.3 million in loans at the end of September 1999. Management is anticipating increased loan growth for the remainder of the year in average balances, with a smaller increase in actual balances. This is due primarily to the Bank's loan to asset ratio reaching industry norm. As a result, loan growth will be restricted to the percentage of asset growth going forward. The amount of such growth, if any, will depend upon general economic conditions.

         Investment Portfolio. The average investment securities portfolio decreased by 2.5% or $0.5 million from September 1999 to September 2000. The decline was a result of slowing deposit growth and strong loan demand, which used all available funds. The portfolio represents 19.5% of average assets the portfolio will remain at this level until the rate of growth in deposits surpasses the growth rate of loans. The Bank maintains an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include Gap Management, Liquidity, Pledging, Return, and Local Community Support in that order of priority. Cornerstone maintains two classifications of investment securities: "Held to Maturity" (HTM) and "Available for Sale" (AFS). The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at book value. As of September 30, 2000, unrealized losses in the "Available for Sale" and "Held to Maturity" amounted to $169,310 or a 0.8% decrease in value.

         Deposits. Bank's average deposits and repurchase agreements increased $13.9 million or 17.7% from September 30, 1999 to September 30, 2000, while actual deposit and repurchase agreements balances increased $12.6 million or 14.0%. The actual deposit growth has been broad based but the majority of growth was in certificates of deposit under $100,000, which increased 23.0% during the same time period. Management plans to continue to focus its efforts on attracting core deposits and expects average deposit growth in the 10% level for the next several quarters. Transaction accounts will be continuously solicited from new customers and existing customers. Attracting transaction accounts is the Bank's highest liability management priority and will provide the Bank with an increased net interest margin.

         Capital Resources. Stockholders' average equity increased $1.3 million or 11.3% to $12.8 million for the three months ending September 30, 2000, compared with $11.5 million during the same three months ending September 30, 1999. Actual equity increased $0.3 million or 2.5% from September 30, 1999 to September 30, 2000. This increase was primarily due to earnings for the period. The balance represents current year earnings sustained from operations and unrealized losses in the bond portfolio. As mentioned above, the Company has approved a stock offering of 150,000 shares of common stock at $13 per share. The Company plans to terminate the offering at the end of the forth quarter of 2000.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)

                                                                                  Three months ended
                                                                                     September 30,
                                                    -------------------------------------------------------------------------------
                                                                   2000                                        1999
                                                    -------------------------------------------------------------------------------
Assets                                              Average        Income /        Yield /     Average        Income /       Yield /
                                                    Balance        Expense         Rate        Balance        Expense        Rate
                                                    -------------------------------------------------------------------------------
Earning Assets:
Loans, net of unearned income                        82,333         2,069         10.11%        68,514         1,627          9.42%
Investment securities                                23,146           384          6.68%        22,604           335          5.88%
Other earning assets                                     --                                         --
                                                    ---------------------                       --------------------
Total earning assets                                105,479         2,453          9.25%        91,117         1,962          8.54%
Allowance for loan losses                            (1,107)                                      (998)
Cash and other assets                                12,845                                     11,541
                                                    -------                                    ------
             TOTAL ASSETS                           117,218                                    101,661
                                                    =======                                    =======

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits                     15,987            72          1.82%        13,781            56          1.60%
Savings deposits                                     11,321           101          3.58%        10,005            84          3.35%
Time deposits                                        44,285           675          6.13%        38,288           505          5.24%
Time deposits of $100,000 or more                    16,983           252          5.97%        15,397           213          5.48%
Federal funds and securities sold under
Agreement to repurchase                               3,854            56          5.87%           652             7          4.17%
Other borrowings                                         --            --          0.00%           408            15          8.25%
                                                    ---------------------                       --------------------
Total interest bearing liabilities                   92,430         1,156          4.98%        78,529           880          4.44%
                                                                ---------                                 ----------
Net interest spread                                                 1,297                                      1,082
                                                                =========                                 ==========
Noninterest bearing demand deposits                  11,957                                     11,372
Accrued expenses and other liabilities                  749                                        669
Stockholders' equity                                 12,082                                     11,092
                                                    -------                                    -------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                   117,218                                    101,661
                                                    =======                                    =======

Net interest margin on earning assets                                              4.89%                                      4.71%
                                                                              =========                                 ==========

Net interest spread on earning assets                                              4.27%                                      4.10%
                                                                              =========                                 ==========


Taxable equivalent adjustment:
Loans                                                                  --                                        --
Investment Securities                                                   1                                        --
                                                                ---------                                 ---------
             Total adjustment                                           1                                        --
                                                                =========                                 =========

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

         Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.


         Net interest income after loan loss provision for the three-month period ending September 30, 2000 increased $221,729 or 22.5% above net interest income after loan loss provision as of the same period 1999. The increase in net interest income as of September 30, 2000 is primarily due to an increase in the Bank's net interest margin on earning assets, which rose from 4.71% to 4.89% in three months ending September 30, 2000 as compared to the three months ended September 30, 1999. The increased margin was a result of the increase in the Bank's asset mix which saw the Bank's loan to asset ratio increase from 67% in the third quarter of 1999 to 70% during the same quarter in 2000. The Bank has reached the level of loan concentration desired and does not expect further growth in the interest rate margin from changes in asset mix. Management's focus will look to achieve future margin gains by changes on the liability side of the balance sheet. The Bank has approximately 60% of its liabilities concentrated in certificates of deposit and will strive to reduce that percentage to 40% over the next five years. This strategic direction has produced material improvements in the net interest margin and should continue to increase the Bank's earnings in the future.

         Interest income increased $483,464 or 24.6% as of September 30, 2000 compared to September 30, 1999. Interest income produced by the loan portfolio increased $441,759 or 27.2% from September 30, 1999 to September 30, 2000 due to the increase in average loans outstanding for the period and loan fees for loan origination. Management estimates the average balances will increase, but will restrain origination of these loans to insure quality standards and documentation are maintained. Interest income on investment securities and federal funds increased $41,701 or 12.2% from September 30, 1999 to September 30, 2000, due primarily to reduced prepayments of mortgage backed securities that were purchased at a premium and a fully invested cash position.

         Total interest expense increased $276,733 or 31.5% from September 30, 1999 to September 30, 2000. The interest expense increase from the third quarter of 1999 to the third quarter of 2000 is primarily due to increased market rates caused by the Federal Reserve's 175 basis point rate increases of Fed Funds over the last 12 months. Aggravating the increase is the disinter-mediation of deposits from lower paying transaction accounts to high cost certificates of deposit.

         The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin at September 30, 2000 was 4.89%. The yield on earning assets increased 71 basis points to 9.25% at September 30, 2000 from 8.54% at September 30, 1999.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of increases in the loan portfolio and the mix of the balance sheet, the interest rate spread was 4.27% on September 30, 2000, compared to 4.10% on September 30, 1999, an increase of 17 basis points.

         Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1,155,233 as of September 30, 2000 in the allowance for loan loss account reflects the full known extent of credit exposure. The provision for the third quarter ending September 30, 2000 was $90,000, well within the budgeted amount for that time period. The Bank anticipates a similar provision for the last quarter of 2000. In the future and as the loan portfolio grows and unanticipated loan losses occur, the Bank may have loan loss provisions slightly above peer to cover the above average loan growth the Bank will realize. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

         Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of September 30, 2000 Cornerstone had $60,487 in non-accrual loans and $702,746 in non-performing assets.

         Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $32,508 or 21.5% from September 30, 1999 to September 30, 2000. The increase was due primarily to a gain on a security sale. Without the security sale the non-interest income increased only $7,000 as fees and home loan origination's regained previously attained levels.

         Non-interest Expense. Non-interest expense for the three months ending September 30, of 2000, increased by $29,873 or 2.74% as compared to the three months ending September 30, 1999. Salaries and employee benefits decreased by $24,285 or 4.3% in September 30, 2000 over September 30, 1999. Occupancy expense as of September 30, 2000 increased by $58,878 or 43.6% over the same period in 1999. The spike in occupancy expense was due to branch closures and the opening of the new branch located on Gunbarrel Road. All other non-interest expenses at September 30, 2000 decreased $4,721 or 1.2% over the non-interest expenses as of September 30, 1999.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)

                                                                                  Nine months ended
                                                                                    September 30,
                                                    -------------------------------------------------------------------------------
                                                                   2000                                        1999
                                                    -------------------------------------------------------------------------------
Assets                                              Average        Income /        Yield /     Average        Income /       Yield /
                                                    Balance        Expense         Rate        Balance        Expense        Rate
                                                    -------------------------------------------------------------------------------
Earning Assets:
Loans, net of unearned income                        79,347         5,891          9.92%        68,922         4,690          9.10%
Investment securities                                22,101         1,093          6.61%        22,662           995          5.87%
Other earning assets                                     --                                         --
                                                    ---------------------                       --------------------
Total earning assets                                101,448         6,984          9.20%        91,585         5,685          8.30%
Allowance for loan losses                            (1,038)                                    (1,076)
Cash and other assets                                12,840                                     12,068
                                                    -------                                    -------
             TOTAL ASSETS                           113,250                                    102,577
                                                    =======                                    =======

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits                     16,108           210          1.74%        13,530           172          1.70%
Savings deposits                                     11,157           288          3.45%         9,760           237          3.25%
Time deposits                                        42,327         1,820          5.74%        39,805         1,593          5.35%
Time deposits of $100,000 or more                    15,989           693          5.79%        15,846           660          5.57%
Federal funds and securities sold under
Agreement to repurchase                               3,482           143          5.49%           338            11          4.47%
Other borrowings                                         --            --                          999            67          8.98%
                                                    ---------------------                       --------------------
Total interest bearing liabilities                   89,063         3,154          4.73%        80,278         2,741          4.56%
                                                                ---------                                 ----------
Net interest spread                                                 3,830                                      2,944
                                                                =========                                 ==========
Noninterest bearing demand deposits                  11,559                                     10,858
Accrued expenses and other liabilities                  657                                        852
Stockholders' equity                                 11,972                                     10,589
                                                    -------                                    -------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                   113,250                                    102,577
                                                    =======                                    =======

Net interest margin on earning assets                                              5.04%                                      4.30%
                                                                              =========                                 ==========

Net interest spread on earning assets                                              4.47%                                      3.73%
                                                                              =========                                 ==========


Taxable equivalent adjustment:
Loans                                                                 --                                         --
Investment Securities                                                  1                                         --
                                                                ---------                                 ---------
             Total adjustment                                          1                                         --
                                                                =========                                 =========

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.


         Net interest income after loan loss provision for the first nine months of 2000 increased $1,140,749 or 52.2% above net interest income after loan loss provision as of first nine months of 1999. The increase in net interest income as of September 30, 2000 is primarily due to an increase in the Bank's net interest margin on earning assets, which rose from 4.30% to 5.04% in first nine months of 2000 as compared to the first nine months of 1999. The increased margin was a result of management's efforts to manage interest rate risk by keeping asset and liability repricing similar, the collection of interest from non-accrual loans written off in the previous year, and a smaller loan loss provision. This strategic direction has produced improvements in the net interest margin and should continue to assist the Bank's earnings in the future. The current year provision represents a continued purging of substandard loans and should continue throughout the year 2000.

         Interest income increased $1,298,330 or 22.8% as of September 30, 2000 compared to September 30, 1999. Interest income produced by the loan portfolio increased $1,201,598 or 25.6% from September 30, 1999 to September 30, 2000 due to the increase in average loans outstanding for the period and an increase in rates over the last nine months and loan fees for loan origination. Management estimates the average balances will increase, but will restrain origination of these loans to insure quality standards and documentation are maintained. Interest income on investment securities and federal funds increased $96,465 or 9.7% from September 30, 1999 to September 30, 2000, due primarily to reduced prepayments of mortgage backed securities that were purchased at a premium and a fully invested cash position.

         Total interest expense increased $413,070 or 15.1% from September 30, 1999 to September 30, 2000. The interest expense increase from the first nine months of 1999 to the first nine months of 2000 is primarily due to increased market rates caused by the Federal Reserve's 175 basis point rate increase of Fed Funds over the last 18 months.

         The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin at September 30, 2000 was 5.04%. The yield on earning assets increased 89 basis points to 9.19% at September 30, 2000 from 8.3% at September 30, 1999.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the asset and liability mix during late 1999 and recaptured interest during the current period, the interest rate spread was 4.46% on September 30, compared to 3.73% on September 30, 1999, an increase of 73 basis points.

         Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $504,500 provision for loan loss as of September 30, 2000 adequately provides funds to the Bank's loan loss allowance to cover the full known extent of credit exposure. The Bank anticipates a smaller provision for the rest of 2000 that will cover the Bank's credit risk as the loan portfolio grows and unanticipated loan losses occur. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

         Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of September 30, 2000 Cornerstone had $60,487 in non-accrual loans and $702,746 in non-performing assets.

         Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $43,011 or 9.8% from September 30, 1999 to September 30, 2000.

         Non-interest Expense. Non-interest expense for the first nine months of 2000 increased by $105,906 or 3.22% as compared to the first nine months in 1999. Salaries and employee benefits increased by $68,251 or 4.3% in September 30, 2000 over September 30, 1999. Occupancy expense as of September 30, 2000 increased by $60,594 or 15.2% over the same period in 1999. All other non-interest expenses at September 30, 2000 decreased $22,940 or 1.8% over the non-interest expenses as of September 30, 1999.

                            ALLOWANCE FOR LOAN LOSSES


                                                                2000
                                         -------------------------------------------------
Quarter Ending                           September 30          June 30           March 31
--------------                           ------------       ------------       -----------
Balance at beginning of period            1,086,054          1,028,838          1,001,809
Loans charged-off                           (72,003)          (259,543)          (170,891)
Loans recovered                              51,183             60,758             39,420
                                         ----------         ----------         ----------

Net Charge-offs (recoveries)                (20,820)          (198,784)          (131,471)
Provision for loan losses charged
to expense                                   90,000            256,000            158,500
                                         ----------         ----------         ----------

Balance at end of period                  1,155,233          1,086,054          1,028,838
                                         ==========         ==========         ==========


Allowance for loan losses as a
percentage of average loans
outstanding for the period                    1.402%             1.358%             1.358%

Allowance for loan losses as a
percentage of nonperforming assets
and loans 90 days past due
outstanding for the period                  164.388%           136.980%            83.251%

Annualized QTD net charge-offs as
a percentage of average loans
outstanding for the period                   -0.101%            -0.994%            -0.694%

Annualized YTD net charge-offs as            -0.590%            -0.849%            -0.694%
a percentage of average loans
outstanding for the period



YTD Average Outstanding Loans            79,399,688         77,837,484         75,760,000

QTD Average Outstanding Loans            82,375,120         79,974,088         75,760,000

Nonperforming assets and                    702,746            792,858          1,235,826
loans 90 days past due


                                                                          1999
                                          ------------------------------------------------------------------
                                          December 31       September 30         June 30           March 31
                                          -----------       ------------        ----------        ----------
Balance at beginning of period              985,234          1,030,243          1,208,311          1,400,000
Loans charged-off                          (123,631)          (225,363)          (858,844)          (304,209)
Loans recovered                              45,206             75,354             75,777             62,520
                                         ----------         ----------         ----------         ----------
Net Charge-offs (recoveries)                (78,425)          (150,009)          (783,068)          (241,689)
Provision for loan losses charged
to expense                                   95,000            105,000            605,000             50,000
                                         ----------         ----------         ----------         ----------

Balance at end of period                  1,001,809            985,234          1,030,243          1,208,311
                                         ==========         ==========         ==========         ==========

Allowance for loan losses as a
percentage of average loans
outstanding for the period                    1.390%             1.438%             1.547%             1.679%

Allowance for loan losses as a
percentage of nonperforming assets
and loans 90 days past due
outstanding for the period                   73.523%            78.287%            76.738%           125.368%

Annualized QTD net charge-offs as
a percentage of average loans
outstanding for the period                   -0.435%            -0.876%            -4.702%            -1.344%

Annualized YTD net charge-offs as            -1.797%            -2.273%            -2.966%            -1.340%
a percentage of average loans
outstanding for the period

YTD Average Outstanding Loans            69,731,000         68,922,000         69,097,000         72,150,000

QTD Average Outstanding Loans            72,065,598         68,513,772         66,610,187         71,950,537

Nonperforming assets and                  1,362,582          1,258,493          1,342,538            963,808
loans 90 days past due

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

(b) There have been no Current Reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 15, 2000
                                           /s/ Gregory B. Jones, President & CEO

Date:    November 14, 2000
                                           /s/ Nathaniel F. Hughes, EVP & CFO