Form 10KSB40
period 2000-12-31
CORNERSTONE BANCSHARES INC
filed 2001-03-26
CIK 1038773

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from__________ to

                        COMMISSION FILE NUMBER 000-30497

                          CORNERSTONE BANCSHARES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

       TENNESSEE                                      62-1173944
--------------------------------------------------------------------------------
(STATE OF INCORPORATION)                          (I.R.S. EMPLOYER
                                                  IDENTIFICATION NO.)

                                5319 HIGHWAY 153
                                ----------------
                          CHATTANOOGA, TENNESSEE 37343
                          ----------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

                                 (423) 385-3000
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

               Securities registered pursuant to Section 12(b) of
                 the Act: None
                 Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $1.00 Per Share
                                (TITLE OF CLASS)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Revenues for the Registrant's fiscal year ended December 31, 2000, total $10,086,776.

         The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on January 31, 2001 was approximately $15,166,177. There were 1,166,129 shares of Common Stock outstanding as of January 31, 2001.

Transitional Small Business Disclosure Format (check one): Yes     No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         Portions of the Proxy Statement of Cornerstone Bancshares, Inc. for the Annual Meeting of its Shareholders to be held April 19, 2001, to the extent stated herein, and are incorporated by reference.

                          CORNERSTONE BANCSHARES, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


ITEM                                                                                                  PAGE
NUMBER                                                                                                NUMBER
------                                                                                                ------
                                     PART I
     1.         Description of Business..........................................................           3

     2.         Description of Property..........................................................           9

     3.         Legal Proceedings................................................................           9

     4.         Submission of Matters to a Vote of
                Security Holders.................................................................           9

                                     PART II

     5.         Market for Common Equity and
                Related Stockholder Matters......................................................          10

     6.         Management's Discussion and Analysis
                or Plan of Operation.............................................................          10

     7.         Financial Statements.............................................................          32

     8.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..............................................          32

                                    PART III

     9.         Directors, Executive Officers, Promoters
                and Control Persons; Compliance with
                Section 16(a) of the Exchange Act................................................          33

    10.         Executive Compensation...........................................................          33

    11.         Security Ownership of Certain Beneficial Owners
                and Management...................................................................          33

    12.         Certain Relationships and Related Transactions...................................          33

    13.         Exhibits and Reports on Form 8-K.................................................          34

                Signatures.......................................................................          35

                Index of Exhibits ...............................................................          37


FORWARD-LOOKING STATEMENTS

         This form contains certain forward-looking statements including statements relating to present or future factors generally affecting the banking industry and specifically affecting Cornerstone Bancshares, Inc. (the "company") operations, markets, and products. Without limiting the foregoing, the words "believes," "anticipates," "intends," "expects" or similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced Cornerstone's assumptions. These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting Cornerstone, (v) greater competitive pressures among financial institutions in Cornerstone's market, and (vi) greater than expected loan losses. Additional information and other factors that could affect future financial results are included in Cornerstone's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

THE COMPANY

         Cornerstone Bancshares, Inc. (the "Company" or "Cornerstone") was incorporated under the laws of the State of Tennessee and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was formerly known as East Ridge Bancshares, Inc. Its wholly-owned subsidiary, Cornerstone Community Bank, a Tennessee banking corporation (the "Bank"), resulted from the merger of The Bank of East Ridge and Cornerstone Community Bank effective October 15, 1997.

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

THE BANK

         The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in obligations of the U.S. Government, various states and their political subdivisions. In addition to deposits, sources of funds for the Bank's loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, and sales of its investment securities. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.

EMPLOYEES

         As of February 1, 2001, Cornerstone had 55 full-time equivalent employees of whom 53 are full-time, and 4 are part-time. The employees are not represented by a collective bargaining unit. Cornerstone believes its relationship with its employees to be good.

CUSTOMERS

         It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the business of Cornerstone.

                                                           4
COMPETITION

         All phases of Cornerstone's banking activities are highly competitive. Cornerstone competes actively with twenty-four commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Hamilton County, Tennessee.

         Based on total assets of approximately $116,673,000 at December 31, 2000, the Bank represents 2.12% of the deposit base in Chattanooga, Tennessee-Georgia Metropolitan Statistical Area ("Chattanooga MSA"). Three major regional banks represent approximately 66% of the deposits in the Chattanooga MSA. The larger financial institutions have greater resources and lending limits than the Bank, and each of the three institutions has over 20 branches in the county. There are several credit unions located in Hamilton County. Since credit unions are not subject to income taxes in the way commercial banks are taxed, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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

         On September 15, 1992, the FDIC approved final regulations adopting a risk-related deposit insurance system. The risk-related regulations, which became effective January 1, 1993, resulted in a significant spread between the highest and lowest deposit insurance premiums. Under the risk-related insurance regulations, each insured depository institution is assigned to one of three risk classifications: "well capitalized," "adequately capitalized," or "under capitalized." Within each risk classification, there are three subgroups. Each insured depository institution is assigned to one of these subgroups within its risk classification based upon supervisory evaluations submitted to the FDIC by the institution's primary federal regulator. Depending upon a BIF member's risk classification and subgroup, applicable regulations provide that its deposit insurance premium may be as low as .04% of insured deposits or as high as .31% of insured deposits. Additionally, because the BIF has exceeded its designated reserve ratio, the FDIC has now reduced to zero the assessment rate that is applicable to the most highly rated BIF members. The Bank has been notified that, based on its risk classification and supervisory subgroup, its BIF assessment rate is 0.03% of insured deposits for the period from January 1, to June 30, 2001. This is the second most favorable assessment rate applicable to insured institutions. In addition, the Deposit Insurance Funds Act of 1998
(DIFA) requires that a Financing Corporation (FICO) assessment be paid by the Bank. The annual FICO assessment rate for banks is presently 0.0196% of deposits. The Bank paid $24,243 in assessments, during the year ended December 31, 2000.

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

         At December 31, 2000, the Bank had Tier 1 capital of $ 9.56 million or 8.40% of total average assets.

         Certain provisions of the Federal Reserve Act, made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act (12 U.S.C. Section1828(j)) and administered with respect to the Bank by the FDIC, establish standards for the terms of, limit the amount of and establish collateral requirements with respect to any loans or extensions of credit to, and investments in, affiliates by the Bank as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the Bank for services) between the Bank and its affiliates. In addition, related provisions of the Federal Reserve Act and the Federal Reserve regulations (also administered with respect to the Bank by the FDIC) limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank and to related interests of such persons.

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

FEDERAL SUPERVISION AND REGULATION

         The Company is regularly examined by the Board, and the Bank is supervised and examined by the FDIC. The Company is required to file with the Board annual reports and other information regarding its business operations and the business operations of its subsidiaries. Approval of the Board is required before the Company may acquire, directly or indirectly, ownership or control of the voting shares of any bank, if, after such acquisition, the Company would own or control, directly or indirectly, more than five percent (5%) of the voting stock of the bank. In addition, pursuant to the provisions of the Act and the regulations promulgated thereunder, the Company may only engage in, or own or control companies that engage in, activities deemed by the Board to be so closely related to banking as to be a proper incident thereto.

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

         In addition to the banking regulations imposed on the Company, the securities of the Company are not exempt from the federal and state securities laws as are the securities of a bank. Accordingly, an offering of the Company's securities must be registered under both the Securities Act of 1933 (the "Securities Act") and state securities laws or qualify for exemptions from registration.

          Under Section 106(b) of 1970 Amendments to the Act (12 U.S.C. Section
1972), the Bank is prohibited from extending credit, selling or leasing property or furnishing any service to any customer on the condition or requirement that the customer (i) obtain any additional property, service or credit from the Company; the Bank (other than a loan, discount, deposit, or trust service) or any other subsidiary of the Company; (ii) refrain from obtaining any property, credit or service from any competitor of the Company; the Bank or any subsidiary of the Company; or (iii) provide any credit, property or service to the Company, the Bank (other than those related to and usually provided in connection with a loan, discount, deposit or trust service) or any subsidiary of the Company.

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

          At December 31, 2000, Cornerstone Community Bank reported to the FDIC that it was in compliance with all but three provisions of the Memorandum. The Bank feels it is substantially in compliance with the remaining three provisions. Because of the increased regulatory scrutiny required by the Memorandum, the activities of Cornerstone Community Bank and Cornerstone are more restricted, and these restrictions may affect the flexibility of Cornerstone in conducting its business operations.

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

         FDICIA resulted in extensive changes to the federal banking laws. The primary purpose of FDICIA was to authorize additional borrowings by the FDIC in order to assist in the resolution of failed and failing financial institutions. However, the law also instituted certain changes to the supervisory process and contained various provisions affecting the operations of banks and bank holding companies.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         As of December 31, 2000,the principal offices of the Company and the Bank were located at 5319 Highway 153, Chattanooga, Tennessee 37343. This property is owned by the Company.

         The Bank and the Company operate four full-service branches in Hamilton County, Tennessee:
         5319 Highway 153, Chattanooga, Tennessee
         4154 Ringgold Road, East Ridge, Tennessee
         610 Georgia Avenue, Chattanooga, Tennessee
         2280 Gunbarrel Road, Chattanooga, Tennessee

         During fiscal year 2000 the Bank purchased the 2280 Gunbarrel Road property from AmSouth Bank. The Bank closed two branches that were previously located at Albertson Food Stores on Highway 58 and Gunbarrel Road. The Bank closed the Albertson grocery store branch location on Highway 58 on August 1, 2000 and on Gunbarrel Road on November 15, 2000. The Bank opened the 2280 Gunbarrel Road location on November 16, 2000. The 2280 Gunbarrel Road property is a full service 3200 square foot branch.

         The Georgia Avenue branch contains 1800 square feet and is leased pursuant to a lease agreement, which provides for an initial term of three years with two three-year renewal options. The Company owns the property located at 4154 Ringgold Road and 5319 Highway 153.

         The Company operates a service center to house all its non-customer contact functions located at 6401 Lee Corners, Suite B, Chattanooga, Tennessee. The facility has 7800 square feet and is leased pursuant to a lease agreement, which provides for an initial term of 5 years with one five-year renewal option.

ITEM 3.  LEGAL PROCEEDINGS

         As of the end of 2000, the Bank was a party in three separate but related lawsuits stemming from its relationship with Island Cove Marina (see financial report note 11 for further comment). Management believes that the complaints are without merit and that any loss to the Bank would not have a material effect on the financial condition of the Bank.

         The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that those claims are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                                                          10
                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company Common Stock is not listed, traded or quoted on any securities exchange or in the over-the -counter market, and no dealer makes a market in the Common Stock. To Cornerstone management's knowledge, the most recent transaction with respect to Cornerstone Common Stock was $13.00 per share. On February 4, 2000 the Company filed a registration statement on Form S-1 (SEC File Number 333-96185) to issue 150,000 shares of common stock at $13.00 a share. The Company terminated the offering on December 31, 2000 and has received commitments for approximately 70,000 shares. The Company is in the process of collecting the proceeds and will ultimately contribute capital to the Bank with the majority of the funds. The Company will retain the balance for working capital.

         There were approximately 596 holders of record of the common stock as of December 31, 2000.

         Cornerstone currently intends to retain its earnings, if any, for use in the business and does not anticipate paying any cash dividends in the foreseeable future. The Board of Directors cannot predict when such dividends, if any will ever be made. The payment of dividends, if any, shall at all times be subject to the payment of Cornerstone's expenses, the maintenance of reasonable working capital and risk reserves, and minimum capitalization requirements for state banks. As a condition of its approval to complete the Bank merger with Bank of East Ridge, the Company is currently restricted by the Federal Reserve Bank from paying dividends without its prior approval.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         Management's discussion of the Company and management's analysis of the Company's operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Bank believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as "expect," "anticipate," "forecast," and comparable terms should be understood by the reader to indicate that the statement is "forward-looking" and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, and other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

GENERAL

The following should be read in conjunction with the information and tables, which follow. For a discussion of liquidity and the impact of inflation, see "Capital Resources/Liquidity" below.

SUMMARY

Net income for 2000 was $362,124 a 188% increase from Cornerstone's net income of ($413,123) in 1999. Net income per common share of $0.31 for 2000 was 179% higher than 1999 net income per share of ($0.39). Pretax income of $684,681 for 2000 increased $1,358,083 from 1999 pretax loss of ($673,402).

The increase in net income per share from 1999 to 2000 represents a general strengthening of the Bank's balance sheet while maintaining strict expense control. Assisting in the recovery was the Bank's ability to increase its net interest margin while growing the balance sheet $14 million. Still persisting is a higher than peer bank substandard loan portfolio which continues to restrict the Bank's ability to rapidly increase earnings to a peer bank level. In 2000, the Bank's net loan charge-off was $419,640 down from $1,253,191 in 1999.

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

Unless specifically noted below, the following information is presented on a consolidated basis reflecting the Company's performance as a whole. The Company's results of operations are dependent primarily upon the results of operations of the Bank

For the fiscal years ended December 31, 2000 and 1999, the Company's weighted average rate earned on all interest-earning assets was 9.20% and 8.37%, respectively, and the Company's weighted average rate paid on all interest-bearing liabilities for the same years was 4.88% and 4.54%, respectively. The Company's interest rate spread for the years ended December 31, 2000 and 1999 therefore was 4.32% and 3.83%, respectively, and its net interest income for such years was $5,039,255 and $4,043,984, respectively. For fiscal 2000, the Company recorded a net income of $362,124 or $0.31 basic earnings per share as compared with net income of ($413,123) or ($0.39) basic earnings per share for fiscal 1999. The increase in net income was due to growth in earning assets coupled with an increase in the Bank's net interest margin.

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

                                                                              YEARS ENDED DECEMBER 31,
                                                                              ------------------------
                                                                            2000          1999         1998
                                                                            ----          ----         ----
Net Interest Margin (Net interest
income divided by average interest-
earning assets) ........................................................   4.92%           4.40%       4.28%

Return on Average Assets
(Net income divided by average
total assets) ..........................................................   0.318%         (0.402)%    0.235%

Return on Average Equity
(Net income divided by average equity) .................................   3.103%         (3.79)%      2.42%

Equity-to-Assets
(Average equity divided by average total assets) .......................  10.23%          10.60%       9.72%

Loans to Deposits (Average loans divided by average daily deposits) ....  82.13%          77.39%      74.41%

Dividend Payout Ratio

(Dividends declared by the Company divided by net income) ..............   0.00%           0.00%       0.00%

NET INTEREST INCOME

         The following table sets forth information with respect to interest income from average interest-earning assets, expressed both in dollars and yields, and interest expense on average interest-bearing liabilities, expressed both in dollars and rates, for the periods indicated. The table includes loan yields, which reflect the amortization of deferred loan origination and commitment fees. Interest income from investment securities includes the accretion of discounts and amortization of premiums.

                                                                       YEARS ENDED DECEMBER 31,
                    -----------------------------------------------------------------------------------------------------------
                                                     2000                        1999                              1998
                    ------------------------------------------------  -------------------------  ------------------------------
                                                   INTEREST  AVERAGE         INTEREST   AVERAGE           INTEREST  AVERAGE
(In thousands)                             AVERAGE  INCOME/  YIELD/  AVERAGE  INCOME/   YIELD/   AVERAGE  INCOME/    YIELD/
                                           BALANCE EXPENSE(1) RATE   BALANCE  EXPENSE(1) RATE    BALANCE  EXPENSE(1)  RATE
                                           ------- ---------- ----   -------  ---------------    -------  ----------  ----
ASSETS

Interest-earning assets:
  Loans(1)(2) ...........................   80,526  7,979   9.91%     69,643   6,361    9.13%     69,356    6,738     9.72%
  Investment securities .................   20,907  1,382   6.58%     18,613   1,147    6.16%     20,269    1,297     6.40%
  Federal funds sold ....................      995     61   6.23%      3,580     179    5.01%      3,289      176     5.35%
Other earning assets.....................     --            0.00%       --              0.00%         16        1     6.25%
                                  --------------------------------------------------------------------------------------------
Total interest-earning assets ...........  102,428  9,422   9.20%     91,836   7,687    8.37%     92,930    8,212     8.84%
Allowance for loan losses ...............   (1,069)                   (1,059)                       (900)
Cash and other assets ...................   12,682                    12,113                      13,733
                                  --------------------------------------------------------------------------------------------

Total assets ............................  114,041                   102,890                     105,763
==============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Deposits
   NOW accounts .........................   15,463    270   1.75%     13,604     231    1.70%     12,287      260     2.12%
   Money market / Savings accts .........   11,084    393   3.55%      9,890     324    3.28%     10,195      374     3.67%
   Time deposits, $100m and over ........   16,147    956   5.94%     15,897     884    5.56%
   Time deposits, other .................   43,499  2,558   5.89%     39,554   2,107    5.33%     60,234    3,507     5.82%
                                  --------------------------------------------------------------------------------------------
    Total interest-bearing deposits .....   86,193  4,183   4.85%     78,945   3,546    4.49%     82,716    4,141     5.01%

Federal Funds Purchased .................      675     44   6.52%         29       2    5.17%        175        8     4.86%
Securities sold under agreement
to repurchase ...........................    2,938    154   5.24%        519      30    5.68%
Long-term debt ..........................       22      1   4.55%        732      65    8.88%      1,025       82     7.97%
                                  --------------------------------------------------------------------------------------------
     Total interest-bearing liabilities .   89,828  4,382   4.88%     80,225   3,643    4.54%     83,916    4,231     5.04%

Other liabilities:
Demand deposits .........................   11,850                    11,042                      10,490
     Accrued interest payable and
      other liabilities .................      693                       718                       1,079
                                  --------------------------------------------------------------------------------------------
        Total other liabilities .........   12,543                    11,760                      11,569

        Total liabilities ...............  102,371                    91,985                      95,485
                                  --------------------------------------------------------------------------------------------

Redeemable Stock ........................       59                       239                         479
Stockholders' equity ....................   11,611                    10,666                       9,799
                                  --------------------------------------------------------------------------------------------
Total liabilities
and stockholders' equity ................  114,041                   102,890                     105,763

==============================================================================================================================

                                                                          YEARS ENDED DECEMBER 31,
              ------------------------------------------------------------------------------------------------------------------
                                                            2000                    1999                   1998
              ------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS

Excess of interest-earning
assets over interest-
bearing liabilities ..................................      12,600                  11,611                  9,014

Ratio of interest-earning assets
 to interest-bearing liabilities .....................     114.03%                 114.47%                110.74%

Net interest income ..................................       5,039                   4,044                  3,981

Interest rate spread (difference
between rate earned on interest-
earning assets  and rate paid on
interest-bearing liabilities..........................       4.32%                   3.83%                  3.79%

Net interest margin (net interest
 income divided by average
 interest-earning assets) ...........................        4.92%                   4.40%                  4.28%


(1) Interest income on loans includes amortization of deferred loan fees and other discounts of $ 13m, $ 0, and $ 0, for the fiscal years ended December 31, 2000, 1999, and 1998, respectively.
(2) Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.

         The following table sets forth information regarding the weighted average contractual yields earned on the Company's interest-earning assets and the weighted average interest rates paid on the Company's interest-bearing liabilities outstanding at December 31, 2000. Investment securities are shown at the Book value, as securities are held available for sale and held to maturity.

                                                                     Average
(In thousands)                                 Amount                Yield/Rate
                                               ------                ----------
Interest-earning assets:

Loans ........................................   80,526               9.91%
Investment securities
    Taxable securities .......................   20,907               6.58%
    Tax-exempt securities
Federal funds sold ...........................      995               6.23%
                                               ----------------------------
      Total interest-earning assets ..........  102,428               9.20%

Interest-bearing liabilities:

  NOW Accounts ...............................   15,463               1.75%
  Money market and savings accounts ..........   11,084               3.55%
  Time Deposits of $100,000 or more ..........   16,147               5.94%
  Time deposits ..............................   43,499               5.89%
                                               ----------------------------
     Total deposits ..........................   86,193               4.85%


Federal Funds Purchased ......................      675               6.52%
Securities Sold under agreement to repurchase     2,938               5.24%
Long term debt ...............................       22               4.55%
                                               ----------------------------
      Total interest-bearing liabilities .....   89,828               4.88%

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

                                                               Year Ended December 31,
                                                               2000 Compared to 1999
                                                               -----------------------

                                                                                                     Net
(In thousands)                                       Volume           Rate            Mix           Change
                                             -----------------------------------------------------------------------
Interest income:
  Loans (1)(2)................................           1,079           629            -85          1,623
  Investment securities ......................             151            86             -9            228
  Federal funds sold..........................            -160            12             31           -118
  Other earning assets........................               0             0              0              0
                                             -----------------------------------------------------------------------
      Total interest income...................                                                       1,733

Interest expense:
  NOW accounts................................              32             7             -1             38
  Money market and saving accounts............              42            30             -3             69
  Time deposits, $100,000 and over............              15            61             -1             75
  Time deposits, less than $100,000...........             232           242            -22            453
                                             -----------------------------------------------------------------------
      Total deposits..........................                                                         635

Other borrowings..............................             -35            -1            -28            -64
Fed Funds Purchased...........................              43             9             -9             43
Securities sold under agreement to repurchase.             127           -13             11            124
                                             -----------------------------------------------------------------------
  Total other interest-bearing liabilities....                                                         103

      Total interest expense..................                                                         738

Change in net interest income (expense).......                                                         995
                                             -----------------------------------------------------------------------


                                                               Year Ended December 31,
                                                               1999 Compared to 1998
                                                             ---------------------------
                                                                                                   Net
                                                     Volume           Rate            Mix         Change
                                              ----------------------------------------------------------------------
Interest income:
  Loans (1)(2)................................              26          -405              2           -377
  Investment securities ......................            -102           -44             -4           -150
  Federal funds sold..........................              15           -12              1              3
  Other earning assets........................               0             0             -1             -1
                                              ----------------------------------------------------------------------
      Total interest income...................                                                        -524

Interest expense:
  NOW accounts................................              22           -57              6            -29
  Money market and saving accounts............             -10           -38             -1            -50
  Time deposits, $100,000 and over............          -1,102          -195           -102         -1,399
  Time deposits, less than $100,000...........             884             0              0            884
                                              ----------------------------------------------------------------------
      Total deposits..........................                                                        -594

Other borrowings..............................             -26             7              3            -17
Fed Funds Purchased...........................              -8             0              0             -8
Securities sold under agreement to repurchase.              30             0              0             30
                                              ----------------------------------------------------------------------
  Total other interest-bearing liabilities....                                                           6

      Total interest expense..................                                                        -588

                     Change in net interest income (expense)                                            64


(1) Loan amounts include non-accruing loans.
(2) Interest income includes the portion of loan fees recognized in the respective periods.

         The following table sets forth the re-pricing of the Company's interest earning assets and interest-bearing liabilities as of December 31, 2000. The time periods in the table represent the period, following December 31, 2000, during which an asset or liability matures or can be repriced. This interest sensitivity gap table is designed to monitor the Company's interest rate risk exposure within the designated time period. In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Company's interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations. The Company's policy is to attempt to maintain a ratio of cumulative gap to total interest sensitive assets of negative 15.00% to positive 15.00% in the time period of one year or less. Presently the Bank is in a negative one-year cumulative GAP position of (24.63%) and is actively seeking adjustable rate loans and longer-term liabilities to reduce the Bank's sensitivity. The Bank to date has not participated in any derivative products to address this issue and does not foresee the need to do so in the immediate future. Below is a table, which reflects the Company's interest-earning assets and interest-bearing liabilities. The information set forth below is based on the following assumptions - by Management. (i) saving and money market and NOW accounts will be less interest rate sensitive and the re-pricing on these accounts will be spread out over a five-year period; and (ii) the non-mortgage securities have been scheduled by maturity date while mortgages have been amortized over the life of the mortgage.


(In thousands)                               Less than       1 to 5        Over 5
                                             One Year        Years         Years      Total
                                             ---------       ------        ------     -----
INTEREST SENSITIVE ASSETS
Fed Funds Sold.............................     2,400            0             0        2,400
Investment Securities
   Taxable (1)..............................    4,155       13,831         2,291       20,314
   Tax-exempt (1)...........................        0            0           132          132
Loans (2)
   Fixed rate & Adjustable rate 1-4 mort....    6,876       14,392         2,822       24,091
   Scheduled payments.......................   29,240       30,454           789       60,483

Total Interest-Sensitive Assets.............   42,672       58,678         6,035      107,384

INTEREST SENSITIVE LIABILITIES
NOW.........................................    7,264       10,895             0       18,159
Money Market................................    4,494        1,498             0        5,992
Time Deposits...............................   56,606       10,899            12       65,179
 Other interest-bearing liabilities.........    3,144        2,000             0        5,144
Long-term debt..............................        0            0             0            0

Total Interest Sensitive Liabilities........   69,170       25,292            12       94,474

Interest Sensitivity Gap.................... (26,461)       33,386         6,023       12,947
Cumulative Gap.............................. (26,498)        6,888        12,947

Ratio of cumulative gap to total
   Interest sensitive assets................ (24.63%)        6.45%        12.05%


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

GENERAL

          At December 31, 2000, the Company's loan portfolio constituted approximately 68.36% of the Company's total assets. The following table sets forth the composition of the Company's loan portfolio at the indicated dates.


                                                                At December 31,
                                             --------------------------------------------------------------
(In thousands)                                       2000                              1999
                                             --------------------------------------------------------------
                                             Amount         Percent             Amount         Percent
                                             ------         -------             ------         -------
Commercial, financial,
 and agricultural......................       16,209         19.17%             13,661         18.89%

Real estate - construction..............       9,976         11.80%              5,560          7.69%

Real estate - mortgage..................      52,720         62.34%             46,760         64.65%

Consumer loans..........................       5,669          6.70%              6,345          8.77%

    Total loans.........................      84,574        100.00%             72,326        100.00%


         The following table sets forth the scheduled maturities of the loans in the Company's loan portfolio as of December 31, 2000 based on their contractual terms to maturity. Overdrafts are reported as due in less than one year. Loans unpaid at maturity are renegotiated based on current market rates and terms.


                                                                        Loans Maturing
                                             -----------------------------------------------------------------------
                                             Less than        One to Five         More than
                                             One Year         Years               Five Years      Total
                                             -----------------------------------------------------------------------
Commercial, financial
   and agricultural.........................  11,569           4,639                  0           16,209

Real estate - construction..................   8,054           1,922                  0            9,976

Real estate - mortgage......................  15,061          34,313              3,346           52,720

Consumer loans..............................   1,785           3,618                265            5,669

   Total Loans..............................  36,470          44,492              3,611           84,574


TYPES OF LOANS

COMMERCIAL LOANS

         Commercial, industrial, and non-farm non-residential loans, hereinafter referred to as commercial loans (excluding commercial construction loans) totaled $ 16.2 million or 19.2% of the Company's loan portfolio at December 31, 2000. Commercial loans consist of loans and lines of credit to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital. The terms of the Bank's commercial loans generally range from 90 days to 5 year balloon and a 15 year amortization, and the loans generally carry interest rates which adjust in accordance with changes in the prime rate, but when appropriate will be fixed to match the borrower's needs. Substantially all of the Bank's commercial loans are secured and guaranteed by the principals of the borrower.

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

REAL ESTATE - CONSTRUCTION LOANS

          As of December 31, 2000, Cornerstone had $10.0 million in construction and development loans outstanding, which represented 11.8% of the loan portfolio. All construction and development loans are held in the Bank's loan portfolio. The Bank makes residential construction loans to owner-occupants and to persons building residential properties for resale. The majority of the Bank's construction loans are made to residential real estate developers for speculative single-family residential properties. Construction loans are usually variable rate loans made for terms of one year or less, but extensions are permitted if construction has continued satisfactorily and if the loan is current and other circumstances warrant the extension. Construction loans are limited to 80% of the appraised value of the lot and the completed value of the proposed structure.

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

REAL ESTATE - MORTGAGE LOANS

         At December 31, 2000, real estate mortgage loans totaled $ 52.7 million or 62.3% of the Company's loan portfolio. Real estate mortgage loans include all loans secured by real estate for purposes other than construction or acquisition and development and are hereinafter referred to as real estate loans. All real estate loans are held in the Bank's loan portfolio. Of this amount, $ 24.1 million or 28.5% of the Company's loan portfolio was comprised of loans secured by one to four family residential properties, including home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of home improvement). Most of these home equity loans are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10-15 year period. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

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

         At December 31, 2000, the remainder of the Company's real estate loans totaled $ 28.6 million or 33.8% of the Company's loan portfolio. These loans were comprised of multifamily residential and commercial properties.

CONSUMER LOANS

         At December 31, 2000, consumer loans totaled $ 5.7 million or 6.7% of the Company's loan portfolio. These loans consist of consumer installment loans and consumer credit card balances. As of December 31, 2000, the Bank had $ .3 million credit card balances outstanding.

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

         The Bank has in the past purchased and sold commercial loan participations with correspondent banks and will continue the practice when management feels the action would be in the best interest of stockholders. The purchase of loan participations allows the Bank to expand its loan portfolio and increase profitability while still maintaining the high credit standards, which are applied to all extensions of credit made by the Bank. The sale of loan participations allows the Bank to make larger loans which it otherwise would be unable to make due to capital or other funding considerations. As of the end December 31, 2000, the Bank had a purchased participation balance of $540 thousand and had sold participation balance of $4.1 million.

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

         The Bank also receives miscellaneous fee income from late payment charges, overdraft fees, property inspection fees, and miscellaneous services related to its existing loans. For the year ended December 31, 2000, the Bank recognized origination, commitment and other loan fees totaling $ 405,877, which equaled 4.31% of the Company's total interest income for the year.

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

         The Bank attempts to sell real estate owned promptly after foreclosure, and it sold $833,995 of its real estate owned due to loan foreclosures during the year ended December 31, 2000. The book value of real estate owned that was sold by the Bank during the year ended December 31, 2000 totaled $865,578. As of December 31, 2000, there was $542,000 in value of real estate owned as a result of foreclosure.

         The following table sets forth information regarding the Company's delinquent and non-performing assets as of the dates indicated.


(In thousands)                                                                     At December 31,
                                                                                   ---------------
                                                                          2000                       1999
                                                                          ----                       ----
Accruing loans which are contractually past due 90 days or more:

    Commercial, financial, and agricultural....................                0                          3
    Real estate - construction.................................                0                          0
    Real estate - mortgage.....................................                0                          0
    Consumer...................................................                1                          3
                                                                           ------------------------------------
      Total ...................................................                1                          6

Ratio of delinquent (30 days or more) but accruing loans to:

      Total loans..............................................            1.19%                      1.20%
      Total assets.............................................            0.85%                      0.82%

Non-accruing loans:

  Commercial, financial, and agricultural......................              243                        532
  Real estate - construction...................................                0                          0
  Real estate - mortgage.......................................                0                        318
  Consumer loans...............................................                9                         10

      Total ...................................................              252                        860

Real estate acquired through foreclosure.......................              542                        393

Property acquired through repossession.........................                6                         31

Total loans and real estate acquired
   through foreclosure and repossessions.......................              548                        424

Total loans....................................................           84,574                     72,325

Ratio of non-performing assets to total loans:.................            0.95%                      1.78%


ALLOWANCE FOR LOAN LOSSES

         The allowance or reserve for possible loan losses is a means of absorbing future losses, which could be incurred from the current loan portfolio. The Bank maintains an allowance for possible loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances.

         The Bank maintains a general allowance equal to approximately 1.35% of the total principal amount of loans outstanding and management adjusts the general allowance monthly by charges or credits to income in response to changes in the outstanding loan balance. Management also may establish specific loan loss allowances for specific loans after considering such factors as past delinquencies on the loan, the value of the underlying collateral and the size of the loan. A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the general allowance for loan losses as of December 31, 2000 is adequate to absorb possible losses from loans currently in the portfolio.
         The following table summarizes the Company's loan loss experience for the periods indicated.

                                                                                       Years Ended December 31,
                                                                                --------------------------------------
(In thousands)                                                                         2000                    1999
                                                                                       ----                    ----
Average loans........................................................                 80,526                 69,643

Allowance for possible loan losses,
   beginning of the period...........................................                  1,002                  1,400

Charge-offs for the period:
    Commercial, financial, and agricultural..........................                    267                  1,014
    Real estate - construction.......................................                      0                      0
    Real estate - mortgage...........................................                    209                    111
    Consumer.........................................................                    186                    387
                                                                               ---------------------------------------

        Total charge-offs............................................                    662                  1,512

Recoveries for the period:
    Commercial, financial, and agricultural..........................                     93                    131
    Real estate - construction.......................................                      0                      0
    Real estate - mortgage...........................................                     54                     13
    Consumer.........................................................                     95                    115
                                                                               ---------------------------------------
        Total recoveries.............................................                    242                    259

    Net charge-offs for the period...................................                    420                  1,253

Provision for loan losses............................................                    560                    855

Allowance for possible loan losses,
    end of the period................................................                  1,142                  1,002

Ratio of allowance for loan losses to
    total average loans outstanding..................................                  1.42%                  1.44%

Ratio of net charge-offs during
    the period to average loans
    outstanding during the period....................................                  0.52%                  1.80%


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

         The following table sets forth the Company's allocation of the allowance for loan losses as of December 31, 2000, and 1999.

                                                         At December 31, 2000                 At December 31, 1999
                                                ---------------------------------   --------------------------------
(In thousands)                                                  Percent of loans                   Percent of loans
                                                                In each category                   In each category
Balance at end of period applicable to           Amount         To total loans        Amount       To total loans
--------------------------------------           ------         --------------        ------       --------------
Commercial, financial, and agricultural.........    219            19.17%                189            18.89%
Real estate - construction......................    135            11.80%                 77             7.69%
Real estate - mortgage..........................    712            62.33%                648            64.65%
Consumer .......................................     76             6.70%                 88             8.77%
         -----------------------------------------------------------------------------------------------------------

   Total ......................................   1,142           100.00%              1,002           100.00%


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

         The Company's investment portfolio totaled $ 21 million or 17.4% of total assets at December 31, 2000.

         The following table sets forth the carrying value of the Bank's investments at the dates indicated. Securities held in both available for sale and held to maturity status. Securities available for sale are carried at fair market value and securities held to maturity are held at their book value.

                                                                                              At December 31,
                                                                                -----------------------------------------
(In thousands)                                                                        2000                     1999
                                                                                -----------------------------------------
         Securities available for sale:
         U.S. Government and agency
           obligations.................................................             12,284                    8,935
         Mortgage-backed and other securities..........................              3,632                    4,404
         States & political subdivisions tax-exempt....................                132                        0
         Stock.........................................................                350                        0
                                                                                -----------------------------------------
            Total......................................................             16,398                   13,339

         Securities held to maturity:
         U.S. Government and agency
           obligations.................................................                200                      198
         Mortgage-backed and other securities..........................              3,812                    5,525
         States & political subdivisions tax-exempt....................                  0                        0
                                                                                -----------------------------------------
         Total.........................................................              4,012                    5,723

            Total Securities...........................................             20,410                   19,062


         The following table sets forth the book value of the Bank's investments at December 31, 2000, the weighted average yields on the Bank's investments at December 31, 2000 and the periods to maturity of the Bank's investments from December 31, 2000.

                                                         Periods to Maturity from December 31, 2000
                         ------------------------------------------------------------------------------------------------------
                                     1 Year or less             1 - 5 Years         5 - 10 Years            Over 10 Years
                                    -----------------     -------------------      ------------------    ---------------------
(In thousands)
                                            Weighted                 Weighted              Weighted                  Weighted
AVAILABLE FOR SALE:                         Average                  Average               Average                    Average
                                    Amount  Yield (1)     Amount    Yield (1)      Amount   Yield (1)    Amount      Yield (1)
                                    ------  ---------     ------    ---------      ------   ---------    ------      ---------
U. S. Treasuries .................      0     0.00%            0      0.00%            0     0.00%           0        0.00%
U. S. Government agencies ........    999     6.72%       11,110      6.46%            0     0.00%           0        0.00%
Mortgage backed Securities (2) ...     68     6.15%           87      6.98%          390     6.95%       3,084        7.19%
Tax-exempt municipal bonds .......      0     0.00%            0      0.00%          125     7.44%           0        0.00%
Other bonds, notes, de-
   bentures, and securities ......    350     0.00%            0      0.00%            0     0.00%           0        0.00%
                                    -------------------------------------------------------------------------------------------

   Total .........................  1,417     6.69%       11,197      6.46%          515     7.07%       3,084        7.19%
                                    -------------------------------------------------------------------------------------------

   Total Available for Sale: ..... 16,212     6.64%


                                                         Periods to Maturity from December 31, 2000
                         ------------------------------------------------------------------------------------------------------
                                     1 Year or less             1 - 5 Years         5 - 10 Years            Over 10 Years
                                    -----------------     -------------------      ------------------    ----------------------
(In thousands)
                                            Weighted                 Weighted              Weighted                  Weighted
HELD TO  MATURITY:                          Average                  Average               Average                    Average
                                    Amount  Yield (1)     Amount    Yield (1)      Amount   Yield (1)    Amount      Yield (1)
                                    ------  ---------     ------    ---------      ------   ---------    ------      ---------

U. S. Treasuries .................      0       0.00%         0         0.00%           0      0.00%         0           0.00%
U. S. Government agencies ........    200       6.29%                   0.00%           0      0.00%         0           0.00%
Mortgage backed Securities (2) ...      0       0.00%       818         6.45%         791      6.84%     2,204           6.78%
Tax-exempt municipal bonds .......      0       0.00%         0         0.00%           0      0.00%         0           0.00%
Other bonds, notes, de-
   bentures, and securities ......      0       0.00%         0         0.00%           0      0.00%         0           0.00%
                                  --------------------------------------------------------------------------------------------

   Total .........................    200       6.29%       818         6.45%         791      6.84%     2,204           6.78%
                                  --------------------------------------------------------------------------------------------

    Total Held to Maturity........  4,013       6.70%

    Total Securities ............. 20,226       6.65%

-----------------------
   (1)The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.
   (2) Mortgages are allocated by maturity and not amortized

                                                                             27
SOURCES OF FUNDS

GENERAL

         Time, money market, savings and demand deposits are the major source of the Company's funds for lending and other investment purposes. All deposits are held by the Bank. In addition, the Company obtains funds from loan principal repayments and proceeds from sales of loan participations and investment securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and sales of loan participations and investment securities are significantly influenced by prevailing interest rates, economic conditions and the Company's asset and liability management strategies. Borrowings are used on either a short-term basis to compensate for reductions in the availability of other sources of funds or on a longer term basis to reduce interest rate risk.

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

         The following tables set forth the composition of deposits for the Company, excluding accrued interest payable, by type for the years ended December 31, 2000 and December 31, 1999.

                                                          2000                              1999
                                                       ----------------------------------------------
(In thousands)
Demand Deposits ..................................        11,924                            12,412
NOW accounts .....................................        13,688                            12,626
Savings & Money market deposits ..................        10,460                            10,255
Time deposits less than $100,000 .................        48,266                            39,923
Time deposits $100,000 or more ...................        16,912                            16,130
                                                       ----------------------------------------------

          Total deposits. ........................       101,250                            91,346

         The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:


(In thousands)                                            2000                             1999
                                                  -----------------------------------------------------------
Demand Deposits ...........................               11,850                           11,042
NOW accounts ..............................               15,463           1.75%           13,604       1.70%
Savings & Money market deposits ...........               11,084           3.55%            9,890       3.28%
Time deposits less than $100,000 ..........               43,499           5.89%           39,554       5.33%
Time deposits $100,000 or more ............               16,147           5.94%           15,897       5.56%
                                                  -----------------------------------------------------------
          Total deposits...................               98,043           4.47%           89,987       4.05%


BORROWINGS

         The Bank joined the Federal Home Loan Bank of Cincinnati in October of 2000. The Federal Home Loan Bank (FHLB) allows the Bank to borrow funds on a contractual basis many times at rates lower than the costs of local certificates of deposit. In addition the FHLB has the ability to provide structured advances that best reduce or leverage the interest rate risk of the Bank. The Bank as of the end of the year had $2 million outstanding with the FHLB. The advance was a 10-year advance at 5.0% with a two year one time only call/put option. The Bank has available several Federal Funds lines of credit available with correspondent banks with a total availability of $11 million as of the end of 2000. As of December 31, 2000, the Bank had no outstanding balances. In addition, the Bank has the right to borrow from the Federal Reserve Bank if necessary to supplement its supply of funds available for lending and to meet deposit withdrawal requirements.

FINANCIAL CONDITION

         EARNING ASSETS. Average earning assets in 2000 increased $10.6 million or 11.5% over 1999 due to loan and security growth. This was as a result of an across the board increase in deposits, which will be discussed below.

         LOAN PORTFOLIO. Cornerstone's average loans for 2000 were $80.5 million, an increase of 15.6% over $69.6 million in average loans for 1999. Loan growth for 2000 was funded through deposit growth and growth of commercial repurchase agreements. The actual balance for the end of 2000, was $84.6 million an increase of $12.2 million from 1999. During 2000, the portfolio grew dramatically as the Bank hired key personnel from some other local banks in the area. The loan growth was concentrated in commercial development and commercial real estate.

         INVESTMENT PORTFOLIO. Cornerstone's average investment securities portfolio increased 12.3% or $2.3 million from 1999 to 2000. When the balance of the portfolio and fed funds sold are combined the growth is nonexistent. The average investment portfolio and average federal funds sold for 2000 was $21.9 million a decrease of 1.3% from 1999. Cornerstone maintains an investment strategy of seeking portfolio yields within acceptable risk levels as well as providing liquidity, pledging requirements, and GAP management. To assist in the accomplishment of these missions the Bank materially reduced its mortgage backed security exposure during 2000. The Bank ended the year with less than 37% of the portfolio in mortgage backed securities. The Bank replaced these securities with non-callable bullet and one time only callable U.S. Agency securities that have a much lower interest rate risk. Cornerstone maintains two classifications of investment securities. "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, where as "Held to Maturity" securities are carried at book value. At year end 2000, unrealized gains in the "Available for Sale" portfolio amounted to $185,629.

DEPOSITS. Cornerstone's average deposits increased $8.1 million or 9.0% from 1999 to 2000. From year end 1999 to year end 2000, total deposits increased $9.9 million or 10.8%. The Bank's strategy shifted in 2000 to allow the growth of certificates of deposits, as well as, attracting transaction deposits from small businesses. This strategy funded the Bank's loan growth and allowed the Bank to increase its net interest margin to an above peer bank level. The bank expects to continue attracting deposits from small businesses, but will focus its efforts on transaction accounts, which are less expensive and tie our customer base closely to the Bank.

CAPITAL RESOURCES. Stockholders average equity increased $0.9 million or 8.9%. The Bank had net income of $362,124 in 2000, and the value of the security portfolio increased from a $183 thousand loss to a $122 thousand gain. The actual balance increased $0.9 million or 7.43% from $11.6 million as of the end of 1999 to $12.5 million. The Bank completed a registered offering of 150,000 shares of Company common stock of which approximately 70,000 were sold at $13 per share.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. Other short-term liabilities, which do not qualify as a deposit, are Federal Funds purchased and securities under agreement to repurchase (REPO's). Both are temporary solutions for liquidity as Fed Funds must be paid off at least once every 30 days and REPO's must be collateralized by investment securities. At year-end December 31, 1999, Cornerstone had $1 million in Federal Funds purchased and $1.2 million in REPO's. Longer-term liabilities are limited to FHLB advances, which would be used to reduce interest rate risk and Holding Company loans used to repurchase common stock or finance any acquisition in the future.

RESULTS OF OPERATIONS

Year ended December 31, 2000 compared to year ended December 31, 1999

         NET INTEREST INCOME. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on liabilities. The following discussion is on a fully taxable equivalent basis.

         Net interest income before the loan loss provision for 2000 increased $995,271 or 24.7% over 1999. The increase in net interest income from 1999 to 2000 is due to growth in loans and deposits to fund the growth. The Bank also benefited from its prime rate loans, which increased as the Federal Reserve raised interest rates. This was anticipated in 2000 and is anticipated to reverse in 2001; the Bank will focus efforts to re-price its liabilities as quickly as assets in 2001 through the solicitation of transaction accounts with lower interest cost

         Interest income increased $1,734,124 or 22.6% in 2000 from 1999. Interest income produced by the loan portfolio increased $1,616,309 or 25.4% from 1999 to 2000. Interest income on investment securities and Federal Funds sold increased $117,815 or 8.9% from 1999 to 2000. The increase in loan interest income was due to the Banks hiring of key loan personnel who managed to get their customers to migrate to Cornerstone from their original institution. The securities portfolio increase was due to the commitment of the bank to invest in low interest rate risk securities and the construction of a maturity ladder that can be shortened or stretched as interest rates dictate.

         Total interest expense increased $738,853 or 20.3% in 2000 from 1999. The interest expense increase from 1999 to 2000, was a result of interest rates increasing as the Federal Reserve increased rates in 2000 and the Bank's percentage increase of certificates of deposits in the deposit mix.

         One of the most useful tools for measuring the ability of a small community bank to make money is its ability to make money to maximize net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average-earning assets. This ratio represents the difference between the average yield on average-earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin increased 52 basis points in 2000 to 4.92%. The net cost of funds, defined as interest expense divided by average-earning assets, increased 58 basis points from 3.97% in 1999 to 4.28% in 2000. The yield on earning assets increased 83 basis points to 9.20% in 2000 from 8.37% in 1999.

         ALLOWANCE FOR LOAN LOSS. The allowance for possible loan loss represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1,141,869 as of

December 31, 2000, in the allowance for possible loan loss account is sufficient to absorb known credit risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

         NON-PERFORMING ASSETS. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. Recognition of any interest after a loan has been placed on non-accrual is accounted for on a cash basis. As of December 31, 2000, Cornerstone had $799,581 of non-performing assets.

         NON-INTEREST INCOME. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in non-interest income. Total non-interest income increased by $80,341 or 13.7% from 1999 to 2000. Fee income from service charges on deposit accounts increased $15,606 or 3.20% in 2000.

         NON-INTEREST EXPENSE. Non-interest expense for 2000 decreased by $12,839 or 0.3% from 1999. Salaries and employee benefits increased by $58,248 or 2.8% from 1999 for $2,173,199. This relatively small increase was due to management's ability to reduce overtime and maintain headcount to a number under sixty full-time equivalents throughout 2000. Occupancy expense increased 30.4% as the Bank opened another full service branch on Gunbarrel Road and closed two grocery store branches as Albertson withdrew from the market. All other non-interest expense decreased $113,955 or 5.4% in 2000, primarily due to reduced charge-offs.

Capital Resources / Liquidity

         LIQUIDITY. Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. Cornerstone's liquidity, represented by cash and cash from banks, is a result of its operating, investing and financing activities. In order to insure funds are available at all times, Cornerstone devotes resources to projecting on a monthly basis the amount of funds accessible. Liquidity requirements can also be met through short-term borrowing or the disposition of short-term assets which are generally matched to correspond to the maturity of liabilities.

         Cornerstone's liquidity target is measured by adding all the Bank's net cash, short term and marketable securities and dividing this number by total deposits and short term liabilities not secured by assets pledged. The approved liquidity policy is targeted at 15% and currently the Bank's liquidity ratio is 11.4%. Cornerstone is not subject to any specific regulatory liquidity requirements imposed by regulatory orders. Cornerstone is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands, which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

         The following table sets forth liquidity ratios for periods indicated:

                                                     December 31, 2000          December 31, 1999
                                                     --------------------------------------------
         Average loans to average deposits.........           82.1%                     77.4%


         IMPACT OF INFLATION AND CHANGING PRICES. The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of the financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. Management is concerned with two inflationary factors; the first and the most common is the general impact of inflation on operations of Cornerstone and is reflected in increased operating costs. The other and most dangerous to the Bank's profitability is interest rate adjustments by the Federal Reserve and the general fixed income market in reaction to inflation. In other words interest rate risk, unlike most industrial companies substantially impacts the Company because virtually all of the assets and liabilities of Cornerstone are monetary in nature. As a result, interest rates may have a more significant impact on Cornerstone's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services and each issue must be dealt with independently.

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


(In thousands)                                             December 31, 2000       December 31, 1999
                                                           -----------------       -----------------
CAPITAL:                                                            Amount                  Amount
Tier I Capital:
         Stockholders' equity ..........................            9,556                    8,480
         Plus loss of AFS Securities ...................                -                      183
         Less disallowed intangibles ...................                -                        -
                                                                  -------                  -------
                  Total Tier I capital .................            9,556                    8,663

Tier II capital:
         Qualifying debt ...............................                -                        -
         Qualifying allowance for loan losses ..........            1,119                      941
                                                                  -------                  -------
                  Total Tier II capital ................           10,674                    9,604
                  Total capital ........................           10,674                    9,604

Risk-adjusted assets ...................................           89,533                   75,192
Average assets .........................................          114,041                  102,890

RATIOS:

Tier I capital to risk-adjusted assets .................           10.67%                   11.52%
Tier II capital to risk-adjusted assets ................           11.92%                   12.77%
Leverage - Tier I capital to average assets
 Less disallowed intangibles ...........................            8.38%                    8.42%


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

                                              Total Risk-Based           Tier I Risk-Based       Leverage
                                               Capital Ratio              Capital Ratio           Ratio
                                               -------------              -------------           -----
Well-capitalized ..........................    10%or above                6% or above             5% or above
Adequately capitalized ....................    8% or above                4% or above             4% or above
Under capitalized .........................    Less than 8%               Less than 4%            Less than 4%
Significantly undercapitalized ............    Less than 6%               Less than 3%            Less than 3%
Critically undercapitalized ...............            -                          -               2% or less
On December 31, 2000, Cornerstone exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.


ITEM 7.  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included on page F-1 through F-30 of this Annual Report on Form 10-KSB:

         Report of Independent Certified Public Accountants on the Financial
           Statements

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the years ended
           December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

         Report of Independent Certified Public Accountants on Accompanying
           Information

         Consolidating Balance Sheet

         Consolidating Statement of Operation

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Neither the Company nor the Bank had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information relating to the directors and executive officers of the Company is set forth under the caption "Proposal I: Election of Directors
- Information About Nominees" on pages 4 through 5 of the Company's 2001 Proxy Statement. Such information is incorporated into this report by reference. Information relating to compliance with the reporting requirements of
Section 16 (a) of the Securities Exchange Act of 1934, as amended, by the Company's executive officers and directors, persons who own more than ten percent of the Company's common stock and their affiliates who are required to comply with such reporting requirements is set forth in "Introduction -
Section 16 (a) Beneficial Ownership Reporting Compliance" on page 3 of the Company's 2001 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         Information relating to Director compensation is set forth under the caption "Executive Compensation and Other Information" on page 10 of the Company's 2001 Proxy Statement, and information relating to executive compensation is set forth under the caption "Executive Compensation and Other Information" on pages 6 through 12 of the Company's 2001 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to ownership of the Company's common stock by certain persons is set forth under the caption "Introduction - Voting Securities and Principal Holders Thereof" on pages 1 through 3 of the Company's 2001 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Information relating to certain transactions between the Company, and its affiliates and certain other persons is set forth under the caption "Certain Relationships and Related Transactions" on page 12 of the 2001 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

The following exhibits are filed as a part of or incorporated by reference in this report:


Exhibit No.                 Description
-----------                 -----------
3.1*           Articles of Incorporation of the Company

3.2*           Bylaws of the Company, as amended (see attached amendment)

4. The right of securities holders are defined in the Articles of Incorporation and Bylaws provided in exhibits 3.1 and 3.2 respectively.

10.1**         Cornerstone Statutory-Nonstatutory Stock Option Plan

10.2**         Employment Agreement between Cornerstone Bancshares, Inc. and
               Gregory B. Jones, dated March 1, 1999.

10.3**         Employment Agreement between Cornerstone Bancshares, Inc. and
               Nathaniel F. Hughes, dated March 1, 1999.

10.4**         Employment Agreement between Cornerstone Bancshares, Inc. and
               Jerry D. Lee, dated May 1, 1999.

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


                                    CORNERSTONE BANCSHARES, INC.
                                                   (Registrant)

Date: March 26, 2001                By:   /s/ GREGORY B. JONES
                                        ------------------------------------
                                        Gregory B. Jones
                                        President and Chief
                                        Executive Officer


                                  By:   /s/ NATHANIEL F. HUGHES
                                        ------------------------------------
                                        Nathaniel F. Hughes
                                        EVP & Chief Financial Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2001.

            Signature                                    Title
            ---------                                    -----

/s/  EARL A. MARLER, JR.
-------------------------------------           Chairman of the Board
Earl A. Marler, Jr.


/s/ GREGORY B. JONES                            President, Chief Executive
-------------------------------------           Officer and Director
Gregory B. Jones                                (principal executive officer
                                                and principal financial officer)


/s/ RAMESH V. AMIN                              Director
-------------------------------------
Ramesh V. Amin

/s/ B. KENNETH DRIVER                           Director
-------------------------------------
B. Kenneth Driver


/s/ KARL FILLAUER                               Director
-------------------------------------
Karl Fillauer


/s/ JAMES H. LARGE                              Director
-------------------------------------
James H. Large


/s/ LAWRENCE D. LEVINE                          Director
-------------------------------------
Lawrence D. Levine


/s/ RUSSELL W. LLOYD                            Director
-------------------------------------
Russell W. Lloyd


/s/ DOYCE G. PAYNE                              Director
-------------------------------------
Doyce G. Payne


/s/ TURNER SMITH                                Director
-------------------------------------
Turner Smith


/s/ BILLY O. WIGGINS                            Director
-------------------------------------
Billy O. Wiggins


/s/ MARSHA YESSICK                              Director
-------------------------------------
Marsha Yessick


INDEX OF EXHIBITS

Exhibit No.                   Description
-----------                   -----------
3.1*           Articles of Incorporation of the Company

3.2*           Bylaws of the Company, as amended (see attached amendment)

4. The right of securities holders are defined in the Articles of Incorporation and Bylaws provided in exhibits 3.1 and 3.2 respectively.

10.1**         Cornerstone Statutory-Nonstatutory Stock Option Plan

10.2**         Employment Agreement between Cornerstone Bancshares, Inc. and
               Gregory B. Jones, dated March 1, 1999.

10.3**         Employment Agreement between Cornerstone Bancshares, Inc. and
               Nathaniel F. Hughes, dated March 1, 1999.

10.4**         Employment Agreement between Cornerstone Bancshares, Inc. and
               Jerry D. Lee, dated May 1, 1999.

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

+ Filed herewith.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           ON THE FINANCIAL STATEMENTS



To the Stockholders and
 Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

         We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



Chattanooga, Tennessee
January 12, 2001

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999


-----------------------------------------------------------------------------------------------------------------------

                                                                                   2000                        1999
                                                                               ------------                ------------
         ASSETS

Cash and due from banks                                                        $  4,633,514                $  7,721,701
Federal funds sold                                                                2,400,000                        -
Securities available for sale                                                    16,397,715                  13,339,306
Securities held to maturity (fair value approximates $4,009,990
    at December 31, 2000)                                                         4,012,414                   5,723,320
Loans, net of allowance for loan losses of $1,141,869 in 2000
    and $1,001,809 in 1999                                                       83,431,776                  71,323,878
Bank premises and equipment, net                                                  3,391,138                   2,231,179
Accrued interest receivable                                                         849,142                     656,159
Excess cost over fair value of net assets acquired                                2,662,499                   2,722,651
Other assets                                                                      1,600,557                   2,084,033
                                                                               ------------                ------------
         Total assets                                                          $119,378,755                $105,802,227
                                                                               ============                ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Noninterest-bearing demand deposits                                        $ 11,924,140                $ 12,411,939
    Interest-bearing demand deposits                                             13,687,959                  12,626,200
    Savings deposits and money market accounts                                   10,459,568                  10,254,825
    Time deposits of $100,000 or more                                            16,911,729                  16,129,350
    Time deposits under $100,000                                                 48,266,503                  39,923,313
                                                                               ------------                ------------
         Total deposits                                                         101,249,899                  91,345,627

Accrued interest payable                                                            183,834                     189,870
Federal funds purchased and securities sold under
    agreements to repurchase                                                      3,144,291                   2,179,363
Federal Home Loan Bank advance                                                    2,000,000                        -
Other liabilities                                                                   282,570                     193,108
                                                                               ------------                ------------
         Total liabilities                                                      106,860,594                  93,907,968
                                                                               ------------                ------------

Commitments and contingencies

Redeemable common stock                                                                -                        237,504
                                                                               ------------                ------------
Stockholders' equity:
    Preferred stock - no par value; 2,000,000 shares
       authorized; no shares issued                                                    -                           -
    Common stock - $1.00 par value; 2,000,000 shares
       authorized; 1,166,129 shares issued and
       outstanding in 2000 and 1999                                               1,166,129                   1,166,129
    Additional paid-in capital                                                   11,322,276                  11,128,734
    Retained earnings (deficit)                                                     (92,694)                   (454,818)
    Accumulated other comprehensive income                                          122,450                    (183,290)
                                                                               ------------                ------------
         Total stockholders' equity                                              12,518,161                  11,656,755
                                                                               ------------                ------------
         Total liabilities and stockholders' equity                            $119,378,755                $105,802,227
                                                                               ============                ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2000, 1999 and 1998


--------------------------------------------------------------------------------------------------------------------------------
                                                                             2000                 1999                  1998
                                                                         -----------          -----------           -----------
INTEREST INCOME
    Loans                                                                $ 7,977,863          $ 6,361,554           $ 6,739,054
    Securities                                                             1,382,448            1,146,591             1,296,613
    Federal funds sold                                                        61,282              179,324               176,299
                                                                         -----------          -----------           -----------
         Total interest income                                             9,421,593            7,687,469             8,211,966
                                                                         -----------          -----------           -----------

INTEREST EXPENSE
    Time deposits of $100,000 or more                                        955,612              884,435               988,663
    Other deposits                                                         3,226,911            2,662,507             3,152,473
    Federal funds purchased and securities
       sold under agreements to repurchase                                   198,722               22,500                 8,518
    Federal Home Loan Bank advance                                             1,093                 -                     -
    Other                                                                       -                  74,043                81,736
                                                                         -----------          -----------           -----------
         Total interest expense                                            4,382,338            3,643,485             4,231,390
                                                                         -----------          -----------           -----------

         Net interest income before provision for loan losses              5,039,255            4,043,984             3,980,576

Provision for loan losses                                                    559,700              855,000               715,343
                                                                         -----------          -----------           -----------
         Net interest income after provision for loan losses               4,479,555            3,188,984             3,265,233
                                                                         -----------          -----------           -----------

NONINTEREST INCOME
    Service charges                                                          502,504              486,898               467,718
    Other noninterest income                                                  54,774               47,324               108,304
    Net gains from sale of loans and securities                              107,905               50,620               110,218
                                                                         -----------          -----------           -----------
         Total noninterest income                                            665,183              584,842               686,240
                                                                         -----------          -----------           -----------

NONINTEREST EXPENSES
    Salaries and employee benefits                                         2,173,199            2,114,951             1,669,883
    Net occupancy and equipment expense                                      293,971              225,435               224,717
    Other operating expenses                                               1,992,887            2,106,842             1,656,585
                                                                         -----------          -----------           -----------

         Total noninterest expenses                                        4,460,057            4,447,228             3,551,185
                                                                         -----------          -----------           -----------
         Income (loss) before income tax expense (benefit)                   684,681             (673,402)              400,288

Income tax expense (benefit)                                                 322,557             (260,279)              151,956
                                                                         -----------          -----------           -----------
         Net income (loss)                                               $   362,124          $  (413,123)          $   248,332
                                                                         ===========          ===========           ===========

EARNINGS (LOSS) PER SHARE
    Basic                                                                $       .31          $     (0.39)          $       .25
    Diluted                                                                      .30                (0.39)                  .24
                                                                         ===========           ==========           ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2000, 1999 and 1998


------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        Accumulated
                                                                    Total                   Additional     Retained        Other
                                                 Comprehensive  Stockholders'    Common      Paid-in       Earnings    Comprehensive
                                                     Income        Equity        Stock       Capital       (Deficit)      Income
                                                 -------------  -------------  ----------   ----------     ---------   -------------
BALANCE, December 31, 1997                                      $ 8,215,085    $  874,954   $ 7,587,441    $(290,027)    $  42,717

    Redemption of common stock                                     (350,107)      (27,897)     (322,210)        -             -

    Issuance of common stock                                      1,964,187       162,404     1,801,783         -             -

    Increase in redeemable common stock                             (49,584)         -          (49,584)        -             -

    Comprehensive income:
       Net income                                  $ 248,332        248,332          -             -         248,332          -

       Other comprehensive income, net of tax:
         Unrealized holding gains (losses) on
            securities available for sale, net
            of reclassification adjustment            (3,626)        (3,626)         -             -            -           (3,626)
                                                 -------------  -------------  ----------   ----------     ---------   -------------

       Total comprehensive income                  $ 244,706
                                                 =============

BALANCE, December 31, 1998                                       10,024,287     1,009,461     9,017,430      (41,695)       39,091

    Redemption of common stock                                     (270,928)      (19,352)     (251,576)        -             -

    Issuance of common stock                                      2,568,588       176,020     2,392,568         -             -

    Increase in redeemable common stock                             (29,688)         -          (29,688)        -             -

    Comprehensive income:
       Net loss                                    $(413,123)      (413,123)         -             -        (413,123)         -

       Other comprehensive income, net of tax:
         Unrealized holding gains (losses) on
            securities available for sale, net
            of reclassification adjustment          (222,381)      (222,381)         -             -            -         (222,381)
                                                 -------------  -------------  ----------   ----------     ---------   -------------

       Total comprehensive income (loss)            (635,504)
                                                 =============

BALANCE, December 31, 1999                                       11,656,755     1,166,129    11,128,734     (454,818)     (183,290)
                                                                =============  ==========   ===========    =========   =============



                             (continued on page 5)

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------

                           (continued from page 4)


                                                                                              Total
                                                                        Comprehensive     Stockholders'       Common
                                                                            Income           Equity           Stock
                                                                        -------------     -------------     ----------
BALANCE, December 31, 1999                                                                 $11,656,755      $1,166,129

    Issuance of common stock                                                                   193,542               -

    Comprehensive income:
       Net income                                                        $     362,124         362,124               -

       Other comprehensive income, net of tax:
         Unrealized holding gains on securities available
            for sale, net of reclassification adjustment                       305,740         305,740               -
                                                                        -------------     -------------     ----------

       Total comprehensive income                                        $     667,864
                                                                         =============


BALANCE, December 31, 2000                                                                 $12,518,161       1,166,129
                                                                                           ===========      ==========


                                                                                                                 Accumulated
                                                                         Additional          Retained              Other
                                                                          Paid-in            Earnings           Comprehensive
                                                                          Capital            (Deficit)             Income
                                                                       --------------       -----------        --------------
BALANCE, December 31, 1999                                             $   11,128,734       $  (454,818)       $     (183,290)

    Issuance of common stock                                                  193,542                 -                     -

    Comprehensive income:
       Net income                                                                   -           362,124                     -

       Other comprehensive income, net of tax:
         Unrealized holding gains on securities available
            for sale, net of reclassification adjustment                            -                 -               305,740
                                                                       --------------       -----------        --------------
       Total comprehensive income

BALANCE, December 31, 2000                                             $   11,322,276       $   (92,694)       $      122,450
                                                                       ==============       ===========        ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                          2000            1999             1998
                                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                 $    362,124    $   (413,123)   $    248,332
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                     347,566         309,842         421,406
         Provision for loan losses                                         559,700         855,000         715,343
         Gains on sales of loans                                           (82,407)        (50,620)       (110,218)
         Gains on sales of securities                                      (25,498)              -               -
         Deferred income taxes                                              76,090         119,294        (248,610)
         Proceeds from sales of loans held for sale                      5,645,356       4,267,333       6,969,087
         Originations of loans held for sale                            (5,562,949)     (4,216,713)     (6,858,869)
         Changes in other operating assets and liabilities:
            Accrued interest receivable                                   (192,983)        (17,718)        (53,995)
            Accrued interest payable                                        (6,036)        (80,764)        (54,917)
            Other assets and liabilities                                   603,756        (298,644)       (144,068)
                                                                      ------------    ------------    ------------

               Net cash provided by operating activities                 1,724,719         473,887         883,491
                                                                      ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from security transactions:
       Securities available for sale                                     1,791,570       4,904,263       6,318,245
       Securities held to maturity                                       1,687,329       3,323,155       8,736,045
    Purchase of securities available for sale                           (4,403,171)     (9,246,955)     (8,139,733)
    Purchase of securities held to maturity                                      -               -      (7,101,585)
    Net increase in loans                                              (13,621,136)       (771,662)    (12,796,580)
    Purchase of bank premises and equipment                             (1,496,731)       (369,322)       (223,054)
    Proceeds from sale of other real estate                                803,995         153,326               -
    Payments related to bank combination                                         -               -        (457,637)
                                                                      ------------    ------------    ------------
               Net cash used in investing activities                   (15,238,144)     (2,007,195)    (13,664,299)
                                                                      ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) increase in deposits                                  9,904,272      (6,665,981)     16,161,803
    Increase in federal funds purchased and securities
       sold under repurchase agreements                                    964,928       2,179,363               -
    Proceeds from borrowings on debt                                     2,000,000               -         395,000
    Principal paid on notes payable                                              -      (1,250,000)              -
    Redemption of common stock                                            (237,504)       (270,928)       (350,107)
    Issuance of redeemed common stock                                      193,542       2,568,588       1,964,187
                                                                      ------------    ------------    ------------
               Net cash provided by (used in) financing activities      12,825,238      (3,438,958)     18,170,883
                                                                      ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                      (688,187)     (4,972,266)      5,390,075

CASH AND CASH EQUIVALENTS, beginning of year                             7,721,701      12,693,967       7,303,892
                                                                      ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                                $  7,033,514    $  7,721,701    $ 12,693,967
                                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION
       Cash paid during the period for interest                       $  4,388,107    $  3,724,249    $  4,215,080
       Cash paid during the period for taxes                               210,000          44,403         425,171
                                                                      ============    ============    ============
NONCASH INVESTING AND FINANCING ACTIVITIES
    Acquisition of real estate through foreclosure                    $  1,015,151    $    545,929    $          -
    Increase in redeemable common stock                                          -          29,688          49,584
                                                                      ============    ============    ============



The Notes to Consolidated Financial Statements are an integral part of these statements.

                 CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998

Note 1.    Summary of Significant Accounting Policies

           The accounting and reporting policies of Cornerstone Bancshares, Inc. and subsidiary (Company) conform with generally accepted accounting principles and practices within the banking industry. The policies that materially affect financial position and results of operations are summarized as follows:

           Nature of operations:

           The Company is a bank-holding company which owns all of the outstanding common stock of Cornerstone Community Bank (the Bank). The Bank provides a variety of financial services through four locations in Chattanooga, Tennessee. The Bank's primary deposit products are demand deposits, savings accounts, and certificates of deposit. Its primary lending products are commercial loans, real estate loans, and installment loans.

           Principles of consolidation:

           The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

           Excess cost over fair value of net assets acquired:

           The excess cost over fair value of net assets acquired represents the excess of the cost of the investment over the underlying net assets of the subsidiary bank at the date of acquisition. Certain amounts have been allocated to specific tangible assets in the accompanying financial statements. The excess cost over fair value of net assets acquired is being amortized over 25 years using the straight-line method. Amortization expense for the years ended December 31, 2000, 1999 and 1998, amounted to $114,753, $111,473 and $111,170, respectively.

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

           Reclassifications:

           Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the 2000 presentation.

Note 2.    Securities

           Securities have been classified in the balance sheet according to management's intent as either securities held to maturity or securities available for sale.

           The amortized cost and approximate market value of securities at December 31, 2000 and 1999, is as follows:

                                                                                   2000
                                             -----------------------------------------------------------------------------
                                                                       Gross                  Gross
                                               Amortized             Unrealized             Unrealized          Market
                                               Cost                   Gains                   Losses             Value
                                             ------------         ------------          ------------          ------------
Securities available for sale:
  Securities of U.S. Government
   agencies and corporations                 $ 12,108,747         $    181,060          $     (5,495)         $ 12,284,312

  State and municipal securities                  125,000                6,724                    --               131,724

  Mortgage-backed and
   other securities                             3,978,439               21,380               (18,140)            3,981,679
                                             ------------         ------------          ------------          ------------

                                             $ 16,212,186         $    209,164          $    (23,635)         $ 16,397,715
                                             ============         ============          ============          ============

Securities held to maturity:
  Securities of U.S. Government
    agencies and corporations                $    199,760         $         --          $        (57)         $    199,703

  Mortgage-backed and
    other securities                            3,812,654                8,836               (11,203)            3,810,287
                                             ------------         ------------          ------------          ------------

                                             $  4,012,414         $      8,836          $    (11,260)         $  4,009,990
                                             ============         ============          ============          ============


                                                                                   1999
                                        ---------------------------------------------------------------------------------
                                                                   Gross               Gross
                                           Amortized             Unrealized          Unrealized              Market
                                             Cost                  Gains               Losses                Value
                                        ---------------------------------------------------------------------------------
Securities available for sale:
  Securities of U.S. Government
   agencies and corporations...........  $  9,141,183         $       --            $   (206,480)         $  8,934,703

  Mortgage-backed and
    other securities...................     4,475,836                6,757               (77,990)            4,404,603
                                            ---------                -----               -------             ---------

                                         $ 13,617,019         $      6,757          $   (284,470)         $ 13,339,306
                                         ============         ============          ============          ============

Securities held to maturity:
  Securities of U.S. Government
    agencies and corporations..........  $    198,436         $       --            $       (401)         $    198,035

  Mortgage-backed and
   other securities....................     5,524,884                5,559               (57,759)            5,472,684
                                            ---------                -----               -------             ---------

                                         $  5,723,320         $      5,559          $    (58,160)         $  5,670,719
                                         ============         ============          ============          ============

           At December 31, 2000 and 1999, securities with a carrying value of approximately $12,816,000 and $8,745,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2000 and 1999, the carrying amount of securities pledged to secure repurchase agreements was approximately $6,226,000 and $3,628,000, respectively.

           The amortized cost and estimated market value of securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Securities Available For Sale       Securities Held To Maturity
                                                   ------------------------------------------------------------------
                                                     Amortized             Fair          Amortized           Fair
                                                      Cost                 Value           Cost              Value
                                                   ------------------------------------------------------------------
              Due in one year or less.............   $ 1,066,914        $ 1,067,634      $  199,760       $  199,703
              Due from one year to five years.....    11,196,499         11,371,881         817,792          817,844
              Due from five years to ten years....       514,795            521,160         791,136          791,205
              Due after ten years.................     3,083,978          3,087,040       2,203,726        2,201,238
                                                       ---------          ---------       ---------       ----------
                                                      15,862,186         16,047,715       4,012,414        4,009,990
               Other securities with no
                 stated maturity..................       350,000            350,000               -                -
                                                       ---------          ---------       ---------       ----------
                                                     $16,212,186        $16,397,715      $4,012,414       $4,009,990
                                                     ===========        ===========      ==========       ==========

           There were no sales of securities available for sale in 1999 and 1998. For the year ended December 31, 2000, proceeds from sales of securities available for sale amounted to $1,020,625. The Bank had gross realized gains of $25,498 in 2000. There were no gross realized losses in 2000. The tax provision applicable to these net realized gains amounted to $9,700 in 2000.

Note 3.    Loans and Allowance for Loan Losses

           At December 31, 2000 and 1999, the Bank's loans consist of the following (in thousands):

                                                               2000                        1999
                                                             --------                    --------
Mortgage loans on real estate:
  Residential 1-4 family...................................  $ 18,666                    $ 17,063
  Residential multifamily (5 or more)......................     3,133                       1,475
  Commercial...............................................    25,496                      21,843
  Construction.............................................     9,976                       5,560
  Second mortgages.........................................     3,295                       4,090
  Equity lines of credit...................................     2,130                       2,289
                                                             --------                    --------

                                                               62,696                      52,320
                                                             --------                    --------

Commercial loans...........................................    16,209                      13,661
                                                             --------                    --------

Consumer installment loans:
   Personal................................................     5,354                       5,427
   Credit cards............................................       315                         918
                                                             --------                    --------

                                                                5,669                       6,345
                                                             --------                    --------
                                                               84,574                      72,326
Less:  Allowance for loan losses...........................    (1,142)                     (1,002)
                                                             --------                    --------

Loans, net.................................................  $ 83,432                    $ 71,324
                                                             ========                    ========

            A summary of transactions in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                           2000                      1999                      1998
                                        ----------                ----------                ----------
Balance, beginning of year............  $1,001,809                $1,400,000                $  915,005

  Provision for loan losses...........     559,700                   855,000                   715,343
  Loans charged-off...................    (661,930)               (1,512,047)                 (318,041)
  Recoveries of loans
     previously charged-off...........     242,290                   258,856                    87,693
                                        ----------                ----------                ----------

Balance, end of year..................  $1,141,869                $1,001,809                $1,400,000
                                        ==========                ==========                ==========

           The Bank's only significant concentration of credit at December 31, 2000, occurred in real estate loans which totaled approximately $62,696,000. While real estate loans accounted for 74 percent of total loans, these loans were primarily residential development and construction loans, residential mortgage loans, and commercial loans secured by commercial properties. Substantially all real estate loans are secured by properties located in Tennessee.

           In the normal course of business, the Bank makes loans to executive officers and directors and their affiliates of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Loans to executive officers, principal shareholders, and directors and their affiliates were approximately $1,470,000 and $1,711,000 at December 31, 2000 and 1999, respectively.

           The following is a summary of information pertaining to impaired loans at December 31, 2000 and 1999 (in thousands):

                                                                DECEMBER 31,
                                                                ------------
                                                               2000       1999
                                                               ----       ----
            Total impaired loans...........................    $252       $860
                                                               ====       ====

            Valuation allowance related to impaired loans..    $ 25       $169
                                                               ----       ----

                                                           Years Ended December 31,
                                                           ------------------------
                                                               2000       1999
                                                               ----       ----

             Average investment in impaired loans..........    $377       $904
                                                               ====       ====

           Impaired loans without a valuation allowance were insignificant in relation to the Bank's loan portfolio at December 31, 2000 and 1999.

           Interest income recognized on impaired loans was insignificant to total interest income on loans for each of the years ending December 31, 2000, 1999 and 1998.

Note 4.    Bank Premises and Equipment

           A summary of bank premises and equipment at December 31, 2000 and 1999, is as follows:

                                                           2000          1999
                                                       ----------    ----------
               Land..................................  $1,183,278    $  463,278
               Buildings and improvements............   1,744,601     1,249,851
               Furniture, fixtures and equipment.....   1,239,284     1,016,765
               Work in progress......................       -           136,217
                                                       ----------    ----------

                                                        4,167,163     2,866,111
               Accumulated depreciation..............    (776,025)    (634,932)
                                                       ----------    ----------
                                                       $3,391,138    $2,231,179
                                                       ==========    ==========

           Depreciation expense for the years ended December 31, 2000, 1999 and 1998, amounted to $221,905, $161,589 and $199,944 respectively.

           Certain bank facilities and equipment are leased under various operating leases. Total rent expense for the years ended December 31, 2000, 1999 and 1998, was $144,080, $108,863, and $89,657,
           respectively.

           Future minimum rental commitments under noncancelable leases are as follows:

                               2001.....................  $106,542
                               2002.....................    89,628
                               2003.....................    71,520
                               2004.....................    55,904
                               2005.....................     6,172
                                                          --------
                               Total....................  $329,766
                                                          ========

Note 5.  Time Deposits

           At December 31, 2000, the scheduled maturities of time deposits are as follows:

                     2001...........  $53,952,360
                     2002...........    5,476,788
                     2003...........    4,062,294
                     2004...........      382,799
                     Thereafter.....    1,303,991
                                      -----------

                     Total..........  $65,178,232
                                      ===========

Note 6.      Income Taxes

           The Company files a consolidated federal income tax return with its subsidiary. Under the terms of a tax-sharing agreement, the subsidiary's allocated portion of the consolidated tax liability is computed as if it was reporting income and expenses to the Internal Revenue Service as a separate entity.

           Income tax expense (benefit) in the statement of operations for the years ended December 31, 2000, 1999 and 1998, consists of the following:

                                                                         2000                   1999                   1998
                                                                       --------              ---------               --------
          Current tax expense (benefit)..............................  $246,467              $(379,573)              $400,566
          Deferred tax expense (benefit) related to:
            Provision for loan losses................................   (24,513)               235,688               (199,449)
            Net operating loss carryforward..........................    58,981               (125,504)               (11,121)
            Other....................................................    41,622                  9,110                (38,040)
                                                                       --------              ---------               --------
          Income tax expense (benefit)...............................  $322,557              $(260,279)              $151,956
                                                                       ========              =========               ========

         The income tax provision (benefit) is different from the expected tax benefit computed by multiplying income before income tax benefit by the statutory federal income tax rates. The reasons for this difference are as follows:

                                                                         2000                   1999                   1998
                                                                       --------              ---------               --------
          Expected tax at statutory rates............................  $232,792             $(228,956)              $136,097
          Increase (decrease) resulting tax effect of:
            State income taxes, net of federal
              tax benefit............................................    27,387               (26,667)                16,013
            Nondeductible amortization...............................    43,606                37,082                 35,911
            Other....................................................    18,772               (41,738)               (36,065)
                                                                       --------             ---------               --------
           Income tax expense (benefit)..............................  $322,557             $(260,279)              $151,956
                                                                       ========             =========               ========

         At December 31, 2000 and 1999, the Company had net operating loss carryforwards for state tax purposes of approximately $445,000 and $1,078,000, respectively. Such net operating loss carryforwards expire in 2014.

         As of December 31, 2000, deferred tax assets recognized for deductible temporary differences totaled approximately $1,270,000 and deferred tax liabilities for taxable temporary differences totaled approximately $514,000.

Note 7.  Federal Home Loan Bank Advance

         The Company has borrowings under a $2,000,000 convertible fixed rate advance from the Federal Home Loan Bank of Cincinnati dated December 27, 2000, maturing through 2010. The rate on the advance is 5% and is fixed for two years with the option for the Federal Home Loan Bank to convert the advance at the end of this period to a three-month London Interbank Offer Rate (LIBOR) at a spread of zero basis points to the LIBOR index. Borrowing is collateralized by certain securities of the Company. Interest is payable monthly. In the event that the Federal Home Loan Bank of Cincinnati converts the advance from the fixed rate to the LIBOR rate the Company may prepay the advance in full or part, without fee, on the effective conversion date or the quarterly repricing date.

Note 8.  Employee Benefit Plan

         The Bank has a 401(k) employee benefit plan covering substantially all employees who have completed at least one year of service and met minimum age requirements. The amount of employer contribution is computed annually under a defined formula based primarily on the employees' salaries. The maximum employer required contribution to the plan is 3 percent of the employees' annual salaries. Any additional contribution to the plan is determined at the discretion of the Board of Directors. For the years ended December 31, 2000, 1999 and 1998, total contributions to the plan were $12,851, $13,863, and $10,850, respectively.

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

         At December 31, 2000, commitments under standby letters of credit and undisbursed loan commitments aggregated approximately $15,151,000. The Bank's credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

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

         Securities:

         The fair value of securities, excluding Federal Home Loan Bank stock, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The carrying amount of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

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

         Federal Home Loan Bank advances:

         Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

         The carrying amount and estimated fair value of the Company's financial instruments at December 31, 2000 and 1999, are as follows (in thousands):

                                                                         2000                       1999
                                                                  --------------------------------------------------
                                                                  Carrying    Estimated       Carrying   Estimated
                                                                  Amount      Fair Value      Amount     Fair Value
                                                                   ------     ----------      ------     ----------
       Assets:
              Cash and due from banks                              $ 4,634       $ 4,634       $ 7,722    $ 7,722
              Federal funds sold                                     2,400         2,400           -          -
              Securities                                            20,410        20,408        19,063     19,010
              Net loans                                             83,432        83,979        71,324     71,600

       Liabilities:
              Noninterest-bearing demand deposits                   11,924        11,924        12,412     12,412
              Interest-bearing demand deposits                      13,688        13,687        12,626     12,626
              Savings deposits and money market accounts            10,460        10,460        10,255     10,255
              Time deposits                                         65,178        64,987        56,053     55,883
              Federal funds purchased and securities
               sold under agreements to repurchase                   3,144         3,144         2,179      2,179
              Federal Home Loan Bank advances                        2,000         2,000           -          -

Note 11. Contingencies

         During 1999, a third party complaint was filed against the Bank alleging that checks amounting to $661,500 were deposited into accounts at the Bank under forged endorsements and the third party plaintiff seeks recovery of the funds. During 2000, another third party complaint was filed against the Bank also alleging that checks amounting to $403,065 were deposited into accounts at the Bank under forged endorsements and the third party plaintiff seeks recovery of the funds. In both instances, the deposit accounts were owned by the same Bank customer. The Bank has filed claims under its forgery bond insurance policy and the insurance company is aggressively defending the Bank against the allegations. Subsequent to December 31, 2000, the Bank and insurance company settled these matters resulting in an insignificant loss to the Bank.

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

Note 13. Stock Options and Warrants

         The Company has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of 150,000 shares of the Bank's common stock. These options were granted for the specific purpose of raising capital. The option price was $10.00 per share which was the estimated fair value of the stock at the June 30, 1996, grant date. The options expire ten years from the date of grant and were fully vested at the grant date. On October 15, 1997, the Bank stock options were converted to Company stock options. At December 31, 2000, the remaining contractual life of outstanding options was 5.5 years. A summary of the status of this plan is presented below:

                                                  2000                      1999                           1998
                                        ------------------------------------------------------------------------------
                                                       Weighted                  Weighted                 Weighted
                                                       Average                   Average                  Average
                                                       Exercise                  Exercise                 Exercise
                                          Shares       Price        Shares       Price        Shares      Price
                                        ----------   -----------    --------     ----------   ---------   ------------
            Outstanding at
              beginning of year            140,000     $10.00       150,000      $10.00        150,000    $10.00
                 Granted                      -            -           -             -            -          -
                 Forfeited                 (10,000)     10.00       (10,000)      10.00           -          -
                                           --------                 --------                   -------
            Outstanding at
              end of year                  130,000     $10.00       140,000      $10.00        150,000    $10.00
                                           ========                 ========                   =======

         The Company also has a stock option plan under which officers and employees can be granted up to 55,000 options to purchase shares of the Company's common stock. The options vest at 30 percent on the second and third anniversary of the grant date and 40 percent on the fourth anniversary. There were no shares allocated under this plan during 1998. A summary of the status of this plan is presented below:

                                                                      2000                           1999
                                                       -----------------------------------------------------------------
                                                                             Weighted                    Weighted
                                                                             Average                     Average
                                                                             Exercise                    Exercise
                                                              Shares         Price         Shares        Price
                                                       ---------------       ----------    ---------     ---------------
              Outstanding at beginning of year                 16,500         $15.00         -            $  -
                 Granted                                       19,200          13.00       21,500          15.00
                 Forfeited                                       -               -         (5,000)         15.00
                                                               ------                      ------
              Outstanding at end of year                       35,700         $13.92       16,500         $15.00
                                                               ======                      ======

         The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for its stock option plan for officers and employees. Accordingly, no compensation cost has been recognized for its fixed price stock option plan. Compensation costs for the Company's stock option plan for officers and employees were insignificant for the years ended December 31, 2000 and 1999.

         A stock warrant was issued with each of the 590,130 original shares of the Company's common stock which entitles each stockholder to purchase an additional share of the Company's common stock at a specified price. At December 31, 2000 and 1999, warrants for the purchase of 166,767 shares were outstanding. The exercise price was $12.00 per share until February 1999 and is $15.00 per share thereafter. During a certain period of 1999, the Company offered warrants at $13.00. If not exercised, such warrants will expire five years after issuance. No warrants were exercised in 2000, 157,168 warrants were exercised in 1999, and 134,507 warrants were exercised in 1998.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's prompt corrective action category for bank capital.

           The Bank's actual capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

                                                                                                 For Capital
                                                                         Actual                Adequacy Purposes
                                                                  -------------------         --------------------
                                                                  Amount        Ratio         Amount         Ratio
                                                                  ------        -----         ------         -----
              As of December 31, 2000:
                Total capital (to risk-weighted assets)            $10,674      11.9%          $7,154        8.0%
                Tier I capital (to risk-weighted assets)             9,556      10.7%           3,577        4.0%
                Tier I capital (to average assets)                   9,556       8.4%           9,115        8.0%

              As of December 31, 1999:
                Total capital (to risk-weighted assets)            $ 9,604      12.8%          $6,015        8.0%
                Tier I capital (to risk-weighted assets)             8,663      11.5%           3,008        4.0%
                Tier I capital (to average assets)                   8,663       8.6%           8,105        8.0%

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

         At December 31, 2000, the Bank continues to operate under the Memorandum and management of the Bank believes that they are conforming to all provisions of the Memorandum.

Note 15. Other Comprehensive Income

           Other comprehensive income consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income and the related tax effects for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                                                                 Tax
                                                       Before-Tax              (Expense)               Net-of-Tax
                                                        Amount                  Benefit                  Amount
                                                        ------                  -------                  ------
Year ended December 31, 2000:
  Unrealized holding gains and losses
   arising during the period                            $ 518,627               $(197,078)              $ 321,549

  Less reclassification adjustment for
    gains realized in net income                           25,498                  (9,689)                 15,809
                                                           ------                  ------                  ------

                                                        $ 493,129               $(187,389)              $ 305,740
                                                        =========               =========               =========

 Year ended December 31, 1999:
   Unrealized holding gains and losses
   arising during the period                            $(358,679)              $ 136,298               $(222,381)

  Less reclassification adjustment for
   gains realized in net income                              --                      --                      --
                                                         --------               ---------               ---------
                                                         (358,679)              $ 136,298               $(222,381)
                                                         ========               =========               =========

Year ended December 31, 1998:
  Unrealized holding gains and losses
  arising during the period                             $  (5,848)              $   2,222               $  (3,626)

  Less reclassification adjustment for
   gains realized in net income                              --                      --                      --
                                                         --------               ---------               ---------

                                                        $  (5,848)              $   2,222               $  (3,626)
                                                        =========               =========               =========

Note 16. Earnings Per Common Share

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

           Earnings per common share have been computed based on the following:

                                                                              2000             1999            1998
                                                                              ----             ----            ----
              Net income (loss)                                            $  362,124      $(413,123)      $ 248,332
              Less:  Preferred stock dividends                                 -              -                -
                                                                            ---------      ---------         -------

              Net income (loss) applicable to common stock                 $  362,124      $(413,123)      $ 248,332
                                                                           ==========      =========       =========

              Average number of common shares outstanding                   1,166,129      1,069,411         987,043
              Effect of dilutive options                                       30,000         -               30,000
                                                                            ---------      ---------         -------

              Average number of common shares outstanding used
                to calculate diluted earnings per common share              1,196,129      1,069,411       1,017,043
                                                                            =========      =========       =========

Note 17. Redeemable Common Stock

         At December 31, 1999, the Company was obligated to redeem certain shares of common stock issued in connection with the combination of the Bank of East Ridge with Cornerstone Community Bank on October 15, 1997. Such obligation includes the right of a certain shareholder to sell certain shares of common stock to the Company over a three-year period at $12.55, $14.00, and $16.00 per share in years 1998, 1999, and 2000, respectively. The Company has the option to redeem such shares during the same period at the same prices. During 2000, 1999, and 1998, the Company redeemed 14,844, 19,756, and 27,897 shares, respectively, under this obligation. As of December 31, 2000, all shares have been redeemed.

Note 18.   Condensed Parent Company Financial Statements

           Condensed financial statements of Cornerstone Bancshares, Inc. are summarized as follows:

                                                     CONDENSED BALANCE SHEETS

                                                                                     2000                   1999
                                                                                     ----                   ----
         ASSETS

     Cash                                                                      $   136,432               $   475,506
     Excess cost over fair value of net assets acquired                          2,662,499                 2,722,651
     Other assets                                                                   43,350                   196,044
     Investment in subsidiary                                                    9,677,620                 8,480,172
                                                                               -----------               -----------
       Total assets                                                            $12,519,901               $11,874,373
                                                                               ===========               ===========

                                                                                     2000                 1999
                                                                                     ----                 ----
                      LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities:
      Other liabilities                                                     $      1,740              $    (19,886)
                                                                            ------------              ------------
          Total liabilities                                                        1,740                   (19,886)
                                                                            ------------              ------------

     Redeemable common stock                                                         --                    237,504
                                                                            ------------              ------------

     Stockholders' equity:
      Preferred stock; no par value; 2,000,000 shares
         authorized; no shares issued                                               --                        --
      Common stock, $1.00 par value; 2,000,000 shares
         authorized; 1,166,129 shares issued and outstanding
         in 2000 and 1999                                                      1,166,129                 1,166,129
      Additional paid-in capital                                              11,322,276                11,128,734
      Retained earnings (deficit)                                                (92,694)                 (454,818)
      Accumulated other comprehensive income                                     122,450                  (183,290)
                                                                            ------------              ------------

         Total stockholders' equity                                           12,518,161                11,656,755
                                                                              ----------                ----------

         Total liabilities and stockholders' equity                         $ 12,519,901              $ 11,874,373
                                                                            ============              ============


            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                                                                 2000                      1999
                                                                                 ----                      ----
INCOME

      Equity in subsidiary's earnings                                        $ 591,708                  $(141,071)
      Interest income on securities                                                267                       --
                                                                             ---------                  ---------
           Total income                                                        591,975                   (141,071)
                                                                               -------                   --------

EXPENSES
      Interest expense                                                            --                       74,043
      Other operating expenses                                                 254,526                    363,914
                                                                               -------                    -------

             Total expenses                                                    254,526                    437,957
                                                                               -------                    -------
             Income (loss) before income tax benefit                           337,449                   (579,028)

Income tax benefit                                                             (24,675)                  (165,905)
                                                                               -------                   --------

NET INCOME (LOSS)                                                              362,124                   (413,123)

RETAINED EARNINGS (DEFICIT), beginning of year                                (454,818)                   (41,695)
                                                                              --------                    -------

RETAINED EARNINGS (DEFICIT), end of year                                     $ (92,694)                 $(454,818)
                                                                             =========                  =========

                                            CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          2000               1999
                                                                                          ----               ----
                CASH FLOWS FROM OPERATING ACTIVITIES
                      Net income (loss)                                                  $   362,124      $   (413,123)
                      Adjustments to reconcile net income (loss) to net cash
                         provided by (used in) operating activities:
                           Amortization                                                       60,152           111,473
                           Equity in earnings of subsidiary                                 (591,708)          141,071
                           Changes in other operating assets and liabilities:
                             Decrease in accrued interest payable                             -                (19,027)
                             Decrease (increase) in other assets and liabilities             174,320          (395,482)
                                                                                             -------          --------

                              Net cash provided by (used in) operating activities              4,888          (575,088)
                                                                                              -----           --------

                CASH FLOWS FROM INVESTING ACTIVITIES
                      Additional capitalization of subsidiary                               (300,000)                -
                                                                                         -----------       -----------
                CASH FLOWS FROM FINANCING ACTIVITIES
                      Principal paid on notes payable                                         -             (1,250,000)
                      Redemption of common stock                                            (237,504)         (270,928)
                      Issuance of common stock                                               193,542         2,568,588
                                                                                             -------         ---------

                              Net cash provided by (used in) financing activities            (43,962)        1,047,660
                                                                                         -----------       -----------

                NET INCREASE (DECREASE) IN CASH AND
                      CASH EQUIVALENTS                                                      (339,074)          472,572

                CASH AND CASH EQUIVALENTS, beginning of year                                 475,506             2,934
                                                                                         -----------       -----------

                CASH AND CASH EQUIVALENTS, end of year                                   $   136,432       $   475,506
                                                                                         ===========       ===========

                SUPPLEMENTAL DISCLOSURES OF CASH
                      FLOW INFORMATION
                         Cash paid during the period for interest                      $        -           $   93,070
                                                                                       ===============      ==========

                CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           December 31, 2000 and 1999




Note 20.  Quarterly Data (unaudited)

                                                               Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                         2000
----------------------------------------------------------------------------------------------------------------------------
                                           Fourth               Third                Second                First
                                          Quarter              Quarter              Quarter               Quarter
                                          -------              -------              -------               -------
Interest income                        $ 2,438,482          $ 2,452,205          $ 2,354,441            $ 2,176,465
Interest expense                         1,228,295            1,156,391            1,048,185                949,467
                                       -----------          -----------          -----------            -----------
Net interest income                      1,210,187            1,295,814            1,306,256              1,226,998
Provision for loan losses                   55,200               90,000              256,000                158,500
                                       -----------          -----------          -----------            -----------
Net interest income, after provision     1,154,987            1,205,814            1,050,256              1,068,498
    for loan losses
Noninterest income                         183,816              184,089              137,687                159,591
Noninterest expenses                     1,063,230            1,120,293            1,173,644              1,102,890
                                       -----------          -----------          -----------            -----------
Income (loss) before income taxes          275,573              269,610               14,299                125,199
Provision for income taxes                 135,679              144,500               18,154                 24,224
                                       -----------          -----------          -----------            -----------
Net income (loss)                        $ 139,894            $ 125,110            $  (3,855)             $ 100,975
                                       ===========          ===========          ===========            ===========
Earnings per common share:
    Basic                                $   0.12             $   0.11             $    -                 $   0.08
                                       ===========          ===========          ===========            ===========
    Diluted                              $   0.12             $   0.10             $    -                 $   0.08
                                       ===========          ===========          ===========            ===========

                                                               Years Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                         1999
----------------------------------------------------------------------------------------------------------------------------
                                           Fourth               Third                Second                First
                                          Quarter              Quarter              Quarter               Quarter
                                          -------              -------              -------               -------
Interest income                        $ 2,002,689          $ 1,968,741          $ 1,824,432          $ 1,891,607
Interest expense                           902,511              879,658              901,369              959,947
                                       -----------          -----------          -----------            -----------
Net interest income                      1,100,178            1,089,083              923,063              931,660
Provision for loan losses                   95,000              105,000              605,000               50,000
                                       -----------          -----------          -----------            -----------
Net interest income, after provision     1,005,178              984,083              318,063              881,660
    for loan losses
Noninterest income                         146,486              151,581              158,566              128,209
Noninterest expenses                     1,156,306            1,090,420            1,209,219              991,283
                                       -----------          -----------          -----------            -----------
Income (loss) before income taxes          (4,642)               45,244            (732,590)               18,586
Provision for income taxes               (109,715)             (58,957)            (113,475)               21,868
                                       -----------          -----------          -----------            -----------
Net income (loss)                        $ 105,073            $ 104,201            $(619,115)           $  (3,282)
                                       ===========          ===========          ===========            ===========

Earnings per common share:
    Basic                                $   0.09             $   0.09             $  (0.56)            $  (0.01)
                                         =========            =========            =========            =========
    Diluted                              $   0.08             $   0.08             $  (0.56)            $  (0.01)
                                         =========            =========            =========            =========

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                          ON ACCOMPANYING INFORMATION


To the Stockholders and
   Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

         Our report on our audits of the basic financial statements of Cornerstone Bancshares, Inc. and subsidiary for 2000, 1999 and 1998 appears on page 1. Those audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information shown on pages 29 and 30 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual ompanies. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

Chattanooga, Tennessee
January 12, 2001

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                           CONSOLIDATING BALANCE SHEET
                                December 31, 2000

                                                            Cornerstone        Cornerstone
                                                             Community          Bancshares,
                                                                Bank               Inc.        Eliminations       Consolidated
                                                             -----------       -------------   ------------       -------------

         ASSETS

Cash and due from banks                                       $ 4,633,514       $  136,432      $ 136,432       $   4,633,514
Federal funds sold                                              2,400,000             -              -              2,400,000
Securities available for sale                                  16,397,715             -              -             16,397,715
Securities held to maturity                                     4,012,414             -              -              4,012,414
Loans, net of allowance for loan losses                        83,431,776             -              -             83,431,776
Bank premises and equipment, net                                3,391,138             -              -              3,391,138
Accrued interest receivable                                       849,142             -              -                849,142
Excess cost over fair value of net assets acquired                   -           2,662,499           -              2,662,499
Other assets                                                    1,557,207           43,350           -              1,600,557
Investment in subsidiary                                             -           9,677,620      9,677,620                -
                                                              -----------       ----------      ---------       -------------

         Total assets                                      $ 116,672,906     $ 12,519,901    $ 9,814,052        $ 119,378,755
                                                           ==============    =============   ============      ==============


         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Noninterest-bearing demand deposits                      $ 12,060,572          $  -      $    136,432       $  11,924,140
    Interest-bearing demand deposits                           13,687,959             -             -              13,687,959
    Savings deposits and money market accounts                 10,459,568             -             -              10,459,568
    Time deposits of $100,000 or more                          16,911,729             -             -              16,911,729
    Time deposits under $100,000                               48,266,503             -             -              48,266,503
                                                              -----------       ----------      ---------       -------------
         Total deposits                                       101,386,331             -           136,432         101,249,899
                                                              -----------       ----------      ---------       -------------
Accrued interest payable                                          183,834             -             -                 183,834
Federal funds purchased and securities sold under
    agreements to repurchase                                    3,144,291             -             -               3,144,291
Federal Home Loan Bank advance                                  2,000,000             -             -               2,000,000
Other liabilities                                                 280,830            1,740          -                 282,570
                                                              -----------       ----------      ---------       -------------
         Total liabilities                                    106,995,286            1,740        136,432         106,860,594
                                                              -----------       ----------      ---------       -------------
Stockholders' equity:
    Preferred stock                                                   -               -             -                   -
    Common stock                                                  590,130        1,166,129        590,130           1,166,129
    Additional paid-in capital                                        -         11,322,276          -              11,322,276
    Surplus                                                     8,162,448             -         8,162,448                -
    Retained earnings (deficit)                                   802,592         (92,694)        802,592             (92,694)
    Accumulated other comprehensive income                        122,450          122,450        122,450             122,450
                                                              -----------       ----------      ---------       -------------
         Total stockholders' equity                             9,677,620       12,518,161      9,677,620          12,518,161
                                                              -----------       ----------      ---------       -------------
         Total liabilities and stockholders' equity         $ 116,672,906     $ 12,519,901    $ 9,814,052       $ 119,378,755
                                                           ==============    =============   ============      ==============

                   CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

                      CONSOLIDATING STATEMENT OF OPERATIONS
                          Year Ended December 31, 2000


                                                            Cornerstone        Cornerstone
                                                             Community          Bancshares,
                                                                Bank               Inc.        Eliminations       Consolidated
                                                             -----------       -------------   ------------       -------------
INTEREST INCOME
    Loans                                                   $ 7,977,863       $    -            $     -            $ 7,977,863
    Securities                                                1,382,181             267               -              1,382,448
    Federal funds sold                                           61,282            -                  -                 61,282
                                                             -----------       -------------   ------------       -------------
       Total interest income                                  9,421,326             267               -              9,421,593
                                                             -----------       -------------   ------------       -------------
INTEREST EXPENSE
    Time deposits of $100,000 or more                           955,612            -                  -                955,612
    Other deposits                                            3,226,911            -                  -              3,226,911
    Federal funds purchased and securities
       sold under agreements to repurchase                      198,722            -                  -                198,722
    Federal Home Loan Bank advance                                1,093            -                  -                  1,093
                                                             -----------       -------------   ------------       -------------
       Total interest expense                                 4,382,338            -                  -              4,382,338
                                                             -----------       -------------   ------------       -------------
       Net interest income  before
         provision for loan losses                            5,038,988             267               -               5,039,255

Provision for loan losses                                       559,700            -                  -                 559,700
                                                             -----------       -------------   ------------       -------------
       Net interest income after
         provision for loan losses                            4,479,288             267               -               4,479,555
                                                             -----------       -------------   ------------       -------------
NONINTEREST INCOME
    Service charges                                             502,504            -                  -                502,504
    Other noninterest income                                     54,774            -                  -                 54,774
    Net gains from sale of loans and securities                 107,905            -                  -                107,905
    Equity in subsidiary's earnings                                 -           591,708           (591,708)               -
                                                             -----------       -------------   ------------       -------------
       Total noninterest income                                 665,183         591,708           (591,708)            665,183
                                                             -----------       -------------   ------------       -------------
NONINTEREST EXPENSES
    Salaries and employee benefits                            2,173,199            -                  -              2,173,199
    Net occupancy and equipment expense                         293,971            -                  -                293,971
    Other operating expenses                                  1,738,361         254,526               -               1,992,887
                                                             -----------       -------------   ------------       -------------
       Total noninterest expenses                             4,205,531         254,526               -              4,460,057
                                                             -----------       -------------   ------------       -------------
       Income (loss) before income tax expense (benefit)        938,940         337,449           (591,708)            684,681

Income tax expense (benefit)                                    347,232         (24,675)              -                322,557
                                                             -----------       -------------   ------------       -------------
       Net income (loss)                                    $   591,708      $  362,124         $ (591,708)         $  362,124
                                                             ===========     ==========         ==========           ==========