Form 10QSB
period 2001-03-31
CORNERSTONE BANCSHARES INC
filed 2001-05-15
CIK 1038773

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

/ /             TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to
                                  -------------------    -------------------

Commission file number  000-30497

                          CORNERSTONE BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

                  TENNESSEE                                                        62-1173944
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on March 31, 2001 was approximately $15,966,171. There were 1,228,167 shares of Common Stock outstanding as of March 31, 2001.

         Transitional Small Business Disclosure Format (check one) :
                  Yes         No X
                     ---        ---

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             CORNERSTONE BANCSHARES


PRESENTATION OF FINANCIAL INFORMATION

The 2001 financial information in this report has not been audited. The information included herein should be read in conjunction with the notes to consolidated financial statements included in the 2000 Annual Report to Shareholders which was furnished to each shareholder of the Company in March 2001. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Cornerstone Bancshares Inc. and its sole subsidiary Cornerstone Community Bank.

Substantially all intercompany transactions, profits and balances have been eliminated.

ACCOUNTING POLICIES

During interim periods, Cornerstone Bancshares follows the accounting policies set forth in its 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. Since December 31, 2000, there have been no changes in any accounting principles or practices, or in the method of applying any such principles or practices.

INTERIM FINANCIAL DATA (UNAUDITED)

In the opinion of Cornerstone management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as "should result, are expected to, we anticipate, we estimate, we project" or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from Cornerstone's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements and the impact of competition. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of making such statements.

PART I -- FINANCIAL INFORMATION


Item 1.      Financial Statements

CONSOLIDATED BALANCE SHEET                                            Unaudited                            Unaudited
                                                                      March 31,       December 31,         March 31,
                                                                    ---------------  ----------------   ----------------
                                    ASSETS                               2001             2000                2000
                                                                    ---------------  ----------------   ----------------
Cash and due from banks                                                  5,043,997         4,633,514          5,997,383
Due from banks time deposits                                             1,827,798                 -                  -
Federal funds sold                                                       6,500,000         2,400,000            500,000
Investment securities available for sale                                15,159,718        16,397,715         15,106,432
Investment securities held to maturity                                   3,462,998         4,012,414          5,286,376
Loans, less allowance for loan loss                                     85,739,411        83,431,776         78,006,363
Premises and equipment, net                                              3,816,055         3,391,138          2,215,250
Accrued interest receivable                                                766,014           849,142            727,002
Excess cost over fair value of assets acquired                           2,632,243         2,662,499          2,693,963
Other assets                                                             2,238,840         1,600,557          2,372,991
                                                                    ---------------  ----------------   ----------------
             Total assets                                              127,187,073       119,378,755        112,905,761
                                                                    ===============  ================   ================


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Noninterest-bearing                                                     13,728,232        11,924,140         11,342,594
NOW accounts                                                            16,792,291        13,687,959         18,495,979
Savings deposits and money market accounts                              10,601,907        10,459,568         10,985,321
Time deposits of $100,000 or more                                       20,426,463        16,911,729         13,844,691
Time deposits of less than $100,000                                     47,307,566        48,266,503         43,752,236
                                                                    ---------------  ----------------   ----------------
Total deposits                                                         108,856,459       101,249,899         98,420,822
Federal funds purchased and securites sold under
agreement to repurchase                                                  2,317,015         3,144,291          2,184,893
Federal Home Loan Bank Advance                                           2,000,000         2,000,000                  -
Accrued interest payable                                                   189,276           183,834            180,043
Other liabilities                                                          392,402           282,570            160,035
                                                                    ---------------  ----------------   ----------------
Total Liabilities                                                      113,755,152       106,860,594        100,945,793
                                                                    ---------------  ----------------   ----------------
Redeemable common stock                                                          -                 -                  -

Stockholders' Equity
Common stock                                                             1,228,167         1,166,129          1,166,629
Additional paid-in capital                                              12,033,867        11,322,276         11,321,776
Retained Earnings (deficit)                                                (59,310)          (92,694)          (353,851)
Accumulated other comprehensive income                                     229,197           122,450           (174,586)
                                                                    ---------------  ----------------   ----------------
Total Stockholders' Equity                                              13,431,921        12,518,161         11,959,968
                                                                    ---------------  ----------------   ----------------
Total liabilities and stockholders equity                              127,187,073       119,378,755        112,905,761
                                                                    ===============  ================   ================

CONSOLIDATED STATEMENTS OF INCOME                                                                Unaudited
                                                                                             Three months ended
                                                                                                  March 31,
                                                                                     -----------------------------------
                                                                                          2001               2000
                                                                                     ----------------   ----------------
INTEREST INCOME
Interest and fees on loans                                                                 2,017,467          1,844,549
Interest on investment securities                                                            297,881            329,145
Interest on federal funds sold                                                                55,171              2,517
Interest on other earning aseets                                                              34,238                253
                                                                                     ----------------   ----------------
Total interest income                                                                      2,404,757          2,176,465
                                                                                     ----------------   ----------------

INTEREST EXPENSE
Interest-bearing demand accounts                                                              60,442             62,587
Money market accounts                                                                         64,953             60,097
Savings accounts                                                                              29,391             29,949
Time deposits of less than $100,000                                                          742,169            548,856
Time deposits of  $100,000 or more                                                           303,114            205,302
Federal funds purchased                                                                            -             21,586
Securities sold under agreements to repurchase                                                27,546             21,091
Federal Home Loan Bank Advance                                                                24,658                  -
                                                                                     ----------------   ----------------
Total interest expense                                                                     1,252,274            949,467
                                                                                     ----------------   ----------------

Net interest income before the provision for loan losses                                   1,152,483          1,226,998
Provision for loan losses                                                                    165,500            158,500
                                                                                     ----------------   ----------------
Net interest income after the provision for loan losses                                      986,983          1,068,498
                                                                                     ----------------   ----------------

NONINTEREST INCOME
Service charges on deposit accounts                                                          106,398             93,016
Net securities gains (losses)                                                                 83,705                  -
Other income                                                                                  75,232             66,574
                                                                                     ----------------   ----------------
Total noninterest income                                                                     265,336            159,591
                                                                                     ----------------   ----------------

NONINTEREST EXPENSE
Salaries and employee benefits                                                               553,518            559,637
Occupancy and equipment expense                                                              132,237            125,468
Other operating expense                                                                      494,930            417,785
                                                                                     ----------------   ----------------
Total noninterest expense                                                                  1,180,685          1,102,890
                                                                                     ----------------   ----------------

Income before provision for income taxes                                                      71,633            125,198
Provision for income taxes                                                                    38,250             24,224
                                                                                     ----------------   ----------------

NET INCOME                                                                                    33,383            100,974
                                                                                     ================   ================

Basic net income per common share                                                               0.03               0.09
Diluted net income per common share                                                             0.03               0.08
Dividends declared per common share                                                                -                  -

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31

                                                                                          2001                2000
                                                                                     ----------------   ----------------
Cash flows from operating activities:
Net income                                                                                   33,383            100,974
Adjustments to reconcile net income (loss)
to net cash provided by operating actvities:
Provision for possible loan losses                                                           165,500            158,500
Net Charge-offs                                                                             (102,878)          (131,471)
Provision for depreciation and amortization                                                  103,845             87,282
Accrued interest receivable                                                                   83,128            (70,843)
Accrued interest payable                                                                       5,442             (9,827)
Changes in other assets and liabilities:                                                    (528,451)          (322,032)
                                                                                     ----------------   ----------------
Net cash used in operating activities                                                       (240,030)          (187,417)
                                                                                     ================   ================


Cash flows from investing activities:
Purchase of investment securities: AFS                                                    (1,998,438)        (1,963,125)
Purchase of investment securities: HTM                                                             -                  -
Proceeds from security transactions:  AFS                                                  3,250,533            192,297
Proceeds from security transactions:  HTM                                                    606,812            440,643
Purchase of due from bank time deposits                                                   (1,827,798)                 -
Net increase in loans (1)                                                                 (2,370,257)        (6,709,521)
Purchase of bank premises and equipment (1)                                                 (203,253)           (34,539)
                                                                                     ----------------   ----------------
Net cash used in investing activities                                                     (2,542,400)        (8,074,244)
                                                                                     ================   ================

Cash flows from financing activities:
Net increase in deposits                                                                   7,606,560          7,075,195
Net increase in repurchase agreements                                                       (827,276)             5,530
Net increase of FHLB Advance                                                                       -                  -
Issuance of common stock                                                                     513,629            (43,962)
                                                                                     ----------------   ----------------
Net cash provided by finanacing activities                                                 7,292,912          7,036,763
                                                                                     ================   ================

Net increase in cash and cash equivalents                                                  4,510,483         (1,224,898)

Cash and cash equivalents beginning of period                                              7,033,514          7,722,281
                                                                                     ----------------   ----------------
Cash and cash equivalents end of period                                                   11,543,997          6,497,383
                                                                                     ================   ================

Cornerstone Bancshares, Inc and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
March 31, 2001

                                                                                                    Accumulated
                                                                           Additional     Retained      Other           Total
                                             Comprehensive     Common        Paid-in      Earning   Comprehensive    Stockholders'
                                                Income         Stock         Capital      (Deficit)    Income          Equity
                                             -------------   ----------   -----------   -----------   ------------   --------------
BALANCE, December 31, 2000                                    1,166,129    11,322,276       (92,694)       122,450       12,518,162
 Redemption of Common Stock                                          -             -                                             -
 Issuance of Common Stock                                        62,038      711,591                                        773,629
 Comprehensive Income:
  Net Income                                       33,383                                    33,383                          33,383
  Other comprehensive income, net of tax:
    Unrealized holding gains (losses) on
    securities available for sale, net of
    reclassification adjustment                   106,747                                                  106,747          106,747
                                               -----------   -----------   -----------   -----------   -----------      -----------
 Total comprehensive income                       140,130
                                               -----------

BALANCE, March 31, 2001                                        1,228,167    12,033,867       (59,310)      229,197       13,431,921
                                                             ===========   ===========    ==========    ==========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 OVERVIEW

              Cornerstone Bancshares, Inc. ("Cornerstone") ended the first three months of 2001 with total assets of $127 million, a 6.5% increase from December 31, 2000, and a 12.6% increase from March 31, 2000. Cornerstone reported net income for the first quarter ending March 31, 2001 of $33,383, or $0.03 basic earnings per share, compared to $100,974 or $0.09 basic earnings per share, for the same period in 2000. The decrease in earnings represents a 66.9% decrease from the first quarter 2000 compared to the first quarter of 2001.

              The decrease in net income from first quarter 2000 to first quarter 2001 is primarily due to the dramatic 150 basis points decrease in interest rates implemented by the Federal Reserve during the first quarter of 2001. Cornerstone was and still is positioned to reprice assets quicker than liabilities during the three months following an interest rate move. During the six months following the three-month period, Cornerstone's liabilities typically reprice quicker than assets. This means Cornerstone's net interest margin will shrink during the first three months of an interest rate decrease and expand during the following six months. Cornerstone fully expects the net interest margin to return to its target percentage of 4.75% over the next two quarters. Cornerstone continues to improve loan quality with strict underwriting procedures and aggressive handling of substandard loans. The management of the Bank believes strongly that, at the end of 2001, it will have the amount of its substandard loans returned to, or below, peer bank standards and as a result, expects a lower provision to the loan loss allowance. Core customer relationships, which bring low cost deposits and quality loans to the balance sheet, remain a top priority and Cornerstone will also focus the majority of its efforts on small business relationships in the future. To further assist in this effort, Cornerstone will continue to expand its branch system to accommodate these small businesses. Cornerstone has purchased property in Ooltewah, Tennessee for its next branch expansion.

              The Strategic plan of Cornerstone entails providing a competitive footprint (convenient branches) to the Chattanooga Metropolitan Statistical Area allowing Cornerstone to compete with the three major regional banks located in the area. Cornerstone will focus its efforts in the suburb branch network and not on a central Hub Bank located in downtown Chattanooga. The customer base will consist of small businesses and individual consumers.

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

- Cornerstone Community Bank must maintain a Tier I leverage capital ratio of equal to or greater than eight percent (8%);

- Cornerstone Community Bank may not pay dividends without the prior approval of the FDIC; and

- Cornerstone Community Bank must report its progress on the actions required by the Memorandum to the FDIC on specific dates.

          At March 31, 2001, Cornerstone Community Bank reported to the FDIC that it was in compliance with all but three provisions of the Memorandum. The management of the Bank believes that it is in substantial compliance with the remaining three provisions. Because of the increased regulatory scrutiny required by the Memorandum, Cornerstone's activities are more restricted, and these restrictions may effect Cornerstone Community Bank's flexibility in conducting its business operations.

 FINANCIAL CONDITION

              EARNING ASSETS. Average earning assets for the three months ending March 31, 2001, increased $13.9 million, or 14.4%, above the three months ending March 31, 2000, while actual earning assets increased $13.8 million or 13.9% during the same time period. The average balance increase was due to strong loan demand and a steady growth in core deposits during the period. Management expects average earning assets to steadily increase during the rest of 2001 and expects a 13.0% growth for the year and anticipates similar growth in 2002.

              LOAN PORTFOLIO. Cornerstone's average loans for the first three months of 2001 were $85.4 million, an increase of $9.7 million or 12.8% from the first quarter in 2000, while actual balances increased to $86.9 million, an increase of 15.6% above $79.0 million in loans in the first quarter of 2000. Management is anticipating increased loan growth for the remainder of the year in both average and actual balances.

              INVESTMENT PORTFOLIO. Cornerstone's average investment securities portfolio and Federal Funds sold increased by 19.6% or $4.1 million from March 31, 2000 to March 31, 2001, while actual balances increased $4.2 million, an increase of 20.2%. The growth is the direct result of deposit growth. The majority of the proceeds from this deposit growth were placed in Federal Funds ($6.5 million) as management allowed expensive deposits to terminate while waiting for an appropriate investment environment to grow the investment portfolio. Cornerstone maintains an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include, in order of priority, Gap Management, Liquidity, Pledging, Return, and Local Community Support. Cornerstone maintains two classifications of investment securities: "Held to Maturity" (HTM) and "Available for Sale" (AFS). The "Available for Sale" securities are carried at fair market value, whereas "Held to Maturity" securities are carried at book value. As of March 31, 2001, net unrealized gains in the "Available for Sale" portfolio amounted to $343,234, a 2.04% increase in value.

              DEPOSITS. Cornerstone's average deposits increased $11.3 million or 12.2% from March 31, 2000 to March 31, 2001, while actual deposit balances increased $10.4 million or 10.6%. The actual deposit growth was concentrated in certificates of deposit, which increased 17.5% during the same time period. Management will continue to focus its efforts on attracting core deposits and expects certificates of deposit to decrease over the remainder of 2001 while deposits in general increase in the 10% level for the next several quarters. Transaction accounts will be continuously solicited from new customers and existing customers, and represent one of Cornerstone's highest priorities and should provide Cornerstone with an increased net interest margin.

              OTHER LIABILITIES. During the last quarter of 2000, Cornerstone acquired an advance from the Federal Home Loan Bank of Cincinnati (FHLB). The advance was in the amount of $2,000,000 and had a maturity of 10 years with call and put options after two years. Management of the Cornerstone believes the FHLB provides an inexpensive method to reduce interest rate risk by obtaining longer term liabilities to match off the typically longer termed assets the Bank has on its Balance sheet and usually below the cost of certificates of deposit.

              CAPITAL RESOURCES. Stockholders' average equity increased $1.0 million or 8.4% to $12.9 million for the three months ending March 31, 2001, compared with $11.9 million during the same three months ending March 31, 2000. Actual equity increased $1.5 million or 12.6% from March 31, 2000 to March 31, 2001. This increase was primarily due to a registered stock offering with net proceeds of approximately $.8 million. The balance represents current year earnings from operations and net unrealized gains in available for sale investment securities.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)

                                                                                  Three months ended
                                                                                       March 31,
                                             --------------------------------------------------------------------------------
                                                                2001                                      2000
                                             --------------------------------------------------------------------------------
Assets                                        Average        Income /        Yield /     Average        Income /      Yield /
                                              Balance        Expense         Rate        Balance        Expense       Rate
                                             --------------------------------------------------------------------------------
Earning Assets:
Loans, net of unearned income                     85,414           2,024       9.61%        75,701          1,845      9.80%
Investment securities                             20,335             326       6.50%        20,236            329      6.55%
Other earning assets                               4,216              55       5.31%           168              3      6.03%
                                             ----------------------------              ---------------------------
Total earning assets                             109,965           2,405       8.87%        96,105          2,176      9.11%
Allowance for loan losses                         (1,159)                                     (984)
Cash and other assets                             13,055                                    12,954
                                             ------------                               -----------
             TOTAL ASSETS                        121,861                                   108,075
                                             ============                               ===========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits                  14,183              60       1.73%        15,066             63      1.67%
Savings deposits                                  10,421              94       3.67%        10,694             90      3.39%
Time deposits                                     48,021             742       6.27%        39,847            549      5.54%
Time deposits of $100,000 or more                 19,481             303       6.31%        15,242            205      5.42%
Federal funds and securities sold under
Agreement to repurchase                            2,505              28       4.46%         3,235             43      5.31%
Other borrowings                                   2,000              25       5.00%             -              -
                                             ----------------------------              ---------------------------
Total interest bearing liabilities                96,611           1,252       5.26%        84,083            949      4.54%
                                                            -------------                              -----------
Net interest spread                                                1,152                                    1,227
                                                            =============                              ===========
Noninterest bearing demand deposits               11,521                                    11,525
Accrued expenses and other liabilities               817                                       556
Stockholders' equity                              12,912                                    11,911
                                             ------------                               -----------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                121,861                                   108,075
                                             ============                               ===========

Net interest margin on earning assets                                          4.25%                                   5.13%
                                                                            =========                                ========

Net interest spread on earning assets                                          3.61%                                   4.57%
                                                                            =========                                ========

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

              NET INTEREST INCOME. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

              Net interest income after provision for loan loss for the first three months of 2001 decreased $81,515 or 7.6% below net interest income after provision for loan loss for first three months of 2000. The decrease in net interest income as of March 31, 2001 is primarily due to the 150 basis point drop in the Fed Funds rate during the first quarter of 2001. This fact, coupled with a sharp increase in Cornerstone's certificates of deposit as a percentage of total deposits, drove up the cost of funds to 5.26% from 4.54% during the same period of 2000. These two facts contributed to a sharp decrease in Cornerstone's net interest margin from 5.13% to 4.25% in the first three months of 2000 as compared to the first three months of 2001. The decrease was anticipated by Cornerstone's management due to its interest rate sensitivity modeling and economic forecasting, and was properly budgeted. Management foresees the margin to return to the budgeted 4.75% by the end of the third quarter. Three factors contribute to this net interest margin forecast: First, Cornerstone's certificates of deposit will reprice rapidly during the second and third quarter from an average 6.50% to average 4.75%; Second, Cornerstone will continue to solicit transaction accounts from small businesses and reduce Cornerstone's percentage of certificates of deposit to total deposits; and Third, Cornerstone plans to continue to grow the Cornerstone's earning assets as a percentage of total assets.

              Interest income increased $228,292 or 10.5% as of March 31, 2001 compared to March 31, 2000. Interest income produced by the loan portfolio increased $172,918 or 9.37% from March 31, 2000 to March 31, 2001, due to the increase in average loans, outstanding for the period and loan fees for loan origination. Management estimates the average balances will increase, but will closely monitor origination of these loans to insure quality standards and documentation are maintained. Interest income on investment securities and Federal Funds increased $55,375 or 16.7% from March 31, 2000 to March 31, 2001, due primarily to call protection structured into the portfolio and higher than normal amount of Federal Funds.

              Total interest expense increased $302,807 or 31.9% from March 31, 2000 to March 31, 2001. From the first quarter of 2000 to the first quarter of 2001, the interest expense increase is primarily due to growth of average deposits, which were mostly concentrated in certificates of deposit. Management is actively pursuing customer relationships with small business and municipalities to obtain lower cost deposits and reduce Cornerstone's exposure to certificates of deposit. Management anticipates total interest expense to drop during the second and third quarter of 2001.

              The trend in net interest income is commonly evaluated in terms of average rates, using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing the fully taxable equivalent net interest income by the average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin on March 31, 2001 was 4.25%. The yield on earning assets decreased 24 basis points to 8.87% on March 31, 2001 from 9.11% at March 31, 2000.

              The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the asset and liability mix during late 2000 and reduced loan rates during the current period, the interest rate spread was 3.61%, a decrease of 96 basis points from March 31, 2000 to March 31, 2001.

              ALLOWANCE FOR LOAN LOSSES. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1.2 million for March 31, 2001 in the allowance for loan loss account reflects the full known extent of credit exposure. Cornerstone made a $165,500 provision during the first quarter of 2001 and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

              NON-PERFORMING ASSETS. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of March 31, 2001 Cornerstone had $128,976 in non-accrual loans and $1,193,044 in non-performing assets.

              NON-INTEREST INCOME. Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $105,745 or 66.2% from March 31, 2000 to March 31, 2001. A gain on investment securities of $83,705 taken during January 2001 contributed to the increase. The sale was made to reduce Cornerstone's interest rate sensitivity by shorting the portfolio's average duration after treasury rates had dropped 150 basis points.

              NON-INTEREST EXPENSE. Non-interest expense for the first three months of 2001 increased by $77,795 or 7.1% as compared to the first three months in 2000. Salaries and employee benefits decreased by $6,119 or 1.1% in March 31, 2001 over March 31, 2000. Occupancy expense as of March 31, 2001 increased by $6,769 or 5.4% over the same period in 2000. All other non-interest expenses at March 31, 2001 increased $77,145 or 18.5% over the non-interest expenses as of March 31, 2000.

                                                                  ALLOWANCE FOR LOAN LOSSES
                                    -----------------------------------------------------------------------------------
                                         2001                                        2000
                                    ----------------  -----------------------------------------------------------------
Quarter Ending                         March 31       December 31,      September 30        June 30            March 31
                                    -----------------------------------------------------------------------------------
Balance at beginning of period        1,141,869        1,155,233          1,086,054       1,028,838           1,001,809
Loans charged-off                      (115,132)        (159,494)           (72,003)       (259,543)           (170,891)
Loans recovered                          12,254           90,929             51,183          60,758              39,420
                                    ------------------------------------------------------------------------------------
Net charge-offs (recoveries)           (102,878)         (68,564)           (20,820)       (198,784)           (131,471)
Provision for loan losses charged
to expense                              165,500           55,200             90,000         256,000             158,500
                                   -------------------------------------------------------------------------------------
Balance at end of period              1,204,491        1,141,869          1,155,233       1,086,054           1,028,838
                                   =====================================================================================

Allowance for loan losses as a
 percentage of average loans
 outstanding for the period               1.409%           1.360%             1.402%          1.358%             1.358%

Allowance for loan losses as a
percentage of nonperforming assets
and loans 90 days past due
outstanding for the period              100.959%         142.709%           164.388%        136.980%             83.251%

Annualized QTD net charge-offs as
a percentage of average loans
outstanding for the period               -0.481%          -0.327%            -0.101%         -0.994%             -0.694%

Annualized YTD net charge-offs as
a percentage of average loans
outstanding for the period               -0.481%          -0.822%            -0.590%         -0.849%             -0.694%


YTD Average Outstanding Loans         85,465,574       80,525,815        79,399,688      77,837,484          75,760,000

QTD Average Outstanding Loans         85,465,574       83,980,913        82,375,120      79,974,088          75,760,000

Nonperforming assets and
loans 90 days past due                 1,193,044          800,137           702,746         792,858           1,235,826

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 2.           Changes in Securities

On February 4, 2000 the Company filed a registration statement on Form S-1 (SEC File Number 333-96185) to issue 150,000 shares of common stock at $13.00 a share. The Company terminated the offering on December 31, 2000 and has received commitments for approximately 70,000 shares. The Company is in the process of collecting the proceeds and will ultimately purchase Bank stock with the majority of the funds. The Company will retain the balance for working capital.

Item 3.           Defaults on Senior Securities

N/A

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None

Item 6.           Exhibits and reports on Form 8-K

(a)      Exhibits:

(b) There have been no Current Reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 15, 2001
                                           /s/ Gregory B. Jones, President & CEO

Date:    May 15, 2001
                                           /s/ Nathaniel F. Hughes, EVP & CFO