Form 10QSB
period 2001-06-30
CORNERSTONE BANCSHARES INC
filed 2001-08-14
CIK 1038773

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

/X/            QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

/ /            TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                to
                                  --------------    ---------------

Commission file number  000-30497

                         CORNERSTONE BANCSHARES, INC.
       (Exact name of small business issuer as specified in its charter)

             TENNESSEE                                        62-1175427
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
                        APPLICABLE ONLY TO CORPORATE ISSUERS

         The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on June 30, 2001 was approximately $15,972,671. There were 1,228,667 shares of Common Stock outstanding as of June 30, 2001.

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

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements


CONSOLIDATED BALANCE SHEETS                                           Unaudited                             Unaudited
                                                                      June 30,         December 31,         June 30,
                                                                   ----------------  -----------------   ----------------
                                    ASSETS                              2001               2000               2000
                                                                   ----------------  -----------------   ----------------
Cash and due from banks                                                $ 4,722,868          4,633,514        $ 9,857,546
Due from banks time deposits                                             1,842,687                  -                  -
Federal funds sold                                                       6,900,000          2,400,000                  -
Investment securities available for sale                                13,921,207         16,047,715         17,008,300
Investment securities held to maturity                                   2,964,373          4,012,414          4,938,914
Loans, less allowance for loan loss                                     85,878,378         83,431,776         81,247,022
Premises and equipment, net                                              3,836,972          3,391,138          2,247,022
Accrued interest receivable                                                696,888            849,142            717,828
Excess cost over fair value of assets acquired                           2,601,988          2,662,499          2,665,275
Other assets                                                             2,005,909          1,950,557          2,040,660
                                                                   ----------------  -----------------   ----------------
             Total assets                                            $ 125,371,271        119,378,755      $ 120,722,567
                                                                   ================  =================   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Noninterest-bearing                                                   $ 13,317,226         11,924,140       $ 13,593,950
NOW accounts                                                            16,656,522         13,687,959         21,932,543
Savings deposits and money market accounts                              12,829,439         10,459,568         11,132,449
Time deposits of $100,000 or more                                       18,468,971         16,911,729         16,973,270
Time deposits of less than $100,000                                     46,847,566         48,266,503         42,241,131
                                                                   ----------------  -----------------   ----------------
Total deposits                                                         108,119,723        101,249,899        105,873,344
Federal funds purchased and securites sold under
agreement to repurchase                                                  1,111,974          3,144,291          2,506,094
Federal Home Loan Bank Advance                                           2,000,000          2,000,000                  -
Accrued interest payable                                                   168,169            183,834            190,035
Other liabilities                                                          434,824            282,570            211,509
                                                                   ----------------  -----------------   ----------------
Total Liabilities                                                      111,834,690        106,860,594        108,780,982
                                                                   ----------------  -----------------   ----------------

Redeemable common stock                                                          -                  -                  -

Stockholders' Equity
Common stock                                                             1,228,667          1,166,129          1,166,129
Additional paid-in capital                                              12,039,867         11,322,276         11,322,276
Retained Earnings (deficit)                                                 25,561            (92,694)          (357,700)
Accumulated other comprehensive income                                     242,485            122,450           (189,120)
                                                                   ----------------  -----------------   ----------------
Total Stockholders' Equity                                              13,536,580         12,518,161         11,941,585
                                                                   ----------------  -----------------   ----------------
Total liabilities and stockholders equity                            $ 125,371,271        119,378,755      $ 120,722,567
                                                                   ================  =================   ================

CONSOLIDATED STATEMENTS OF INCOME

                                                             Unaudited                              Unaudited
                                                        Three months ended                     Six months ended
                                                              June 30,                              June 30,
                                                 ----------------  -----------------   ----------------   -----------------
                                                       2001               2000               2001                2000
                                                 ----------------  -----------------   ----------------   -----------------
INTEREST INCOME
Interest and fees on loans                            $ 2,003,190        $ 1,978,042        $ 4,020,657         $ 3,822,591
Interest on investment securities                         267,847            359,024            565,728             688,169
Interest on federal funds sold                             44,989             17,364            100,161              19,882
Interest on due from banks time deposits                   29,700                                57,498                   -
Interest on other earning aseets                            6,732                 10             13,171                 263
                                                  ----------------  -----------------   ----------------   -----------------
Total interest income                                   2,352,459          2,354,441          4,757,216           4,530,905
                                                  ----------------  -----------------   ----------------   -----------------
INTEREST EXPENSE
Interest bearing demand accounts                           69,812             75,010            130,254             137,597
Money market accounts                                      57,412             68,693            122,365             128,791
Savings accounts                                           28,266             28,981             57,658              58,930
Time deposits of less than $100,000                       698,488            595,892          1,440,657           1,144,747
Time deposits of  $100,000 or more                        288,135            235,379            591,249             440,681
Federal funds purchased                                        82              7,673                 82              29,259
Securities sold under agreements to repurchase             13,350             36,557             40,896              57,648
Other borrowings                                           24,932                  -             49,589                   -
                                                  ----------------  -----------------   ----------------   -----------------
Total interest expense                                  1,180,476          1,048,185          2,432,750           1,997,653
                                                  ----------------  -----------------   ----------------   -----------------
Net interest income                                     1,171,983          1,306,255          2,324,465           2,533,253
Provision for loan losses                                 104,500            256,000            270,000             414,500
                                                   ----------------  -----------------   ----------------   -----------------
Net interest income after the provision for loan
  losses                                                1,067,483          1,050,255          2,054,465           2,118,752
                                                   ----------------  -----------------   ----------------   -----------------
NONINTEREST INCOME
Service charges on deposit accounts                       116,399             94,087            222,797             187,104
Net securities gains (losses)                                  -                  -              83,705                  -
Other income                                              104,808             43,600            180,040             110,174
                                                  ----------------  -----------------   ----------------   -----------------
Total noninterest income                                  221,206            137,687            486,542             297,278
                                                  ----------------  -----------------   ----------------   -----------------
NONINTEREST EXPENSE
Salaries and employee benefits                            555,128            570,077          1,108,646           1,129,714
Occupancy and equipment expense                           150,576            138,768            282,813             264,237
Other operating expense                                   486,067            464,799            980,997             882,584
                                                  ----------------  -----------------   ----------------   -----------------
Total noninterest expense                               1,191,771          1,173,644          2,372,456           2,276,535
                                                  ----------------  -----------------   ----------------   -----------------
Income before provision for income taxes                   96,918             14,298            168,551             139,496
Provision for income taxes                                 12,046             18,154             50,296              42,378
                                                  ----------------  -----------------   ----------------   -----------------
NET INCOME                                               $ 84,872           $ (3,856)         $ 118,255            $ 97,118
                                                  ================  =================   ================   =================
Basic net income per common share                            0.07              (0.00)              0.10                0.08
Diluted net income per common share                          0.07              (0.00)              0.09                0.08
Dividends declared per common share                             -                  -                  -                   -

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30

                                                                                        Unaudited           Unaudited
                                                                                           2001                2000
                                                                                     -----------------   ----------------
Cash flows from operating activities:
Net income                                                                                    118,255             97,118
Adjustments to reconcile net income (loss)
to net cash provided by operating actvities:
Provision for possible loan losses                                                            270,000            414,500
Net Charge-offs                                                                              (226,624)          (330,255)
Provision for depreciation and amortization                                                   209,067            174,097
Accrued interest receivable                                                                   152,254            (61,669)
Accrued interest payable                                                                      (15,665)               165
Changes in other assets and liabilities:                                                       96,902             61,774
                                                                                     -----------------   ----------------
Net cash provided by (used in) operating activities                                           604,189            355,729
                                                                                     -----------------   ----------------
Cash flows from investing activities:
Purchase of investment securities: AFS                                                     (3,645,237)        (4,053,044)
Purchase of investment securities: HTM                                                              -                  -
Purchase of Bank due from time                                                             (1,842,687)
Proceeds from security transactions:  AFS                                                   5,770,419            368,362
Proceeds from security transactions:  HTM                                                   1,100,996            793,762
Net increase in loans                                                                      (2,472,169)       (10,007,388)
Purchase of bank premises and equipment                                                      (543,792)          (132,563)
                                                                                     -----------------   ----------------
Net cash provided by (used in) investing activities                                        (1,632,471)       (13,030,871)
                                                                                     -----------------   ----------------
Cash flows from financing activities:
Net increase in deposits                                                                    6,869,824         14,527,717
Net increase in repurchase agreements                                                      (2,032,317)           326,731
Net increase of other borrowings                                                                    -                  -
Issuance of common stock                                                                      780,129            (43,462)
                                                                                     -----------------   ----------------
Net cash provided by (used in) finanacing activities                                        5,617,636         14,810,986
                                                                                     -----------------   ----------------
Net increase (decrease) in cash and cash equivalents                                        4,589,354          2,135,844

Cash and cash equivalents beginning of period                                               7,033,514          7,721,701
                                                                                     -----------------   ----------------
Cash and cash equivalents end of period                                                  $ 11,622,868        $ 9,857,546
                                                                                     =================   ================

Cornerstone Bancshares, Inc and Subsidiary
Changes in Stockholders' Equity
June 30, 2001

                                                                                                       Accumulated
                                                                    Additional       Retained             Other            Total
                                    Comprehensive     Common         Paid-in         Earnings         Comprehensive    Stockholders'
                                      Income           Stock         Capital         (Deficit)            Income           Equity
                                    -------------   ------------- -------------- ----------------  ----------------- --------------
BALANCE, December 31, 2000                           $ 1,166,129    $11,322,276       $ (92,694)         $ 122,450    $ 12,518,161

  Issuance of  Common Stock                               62,538        717,591                                            780,129

  Comprehensive Income:
     Net Income                      $ 118,255                                          118,255                            118,255

     Other comprehensive
       income, net of tax:
         Unrealized holding gains
          (losses) on securities
          available for sale, net
          of reclassification
          adjustment                   120,036                                                             120,036         120,036
                                    --------------  ------------- -------------- ----------------  ----------------- --------------

     Total comprehensive income      $ 238,291
                                    --------------

BALANCE, June 30, 2000 (Unaudited)                   $ 1,228,667    $12,039,867         $ 25,561          $ 242,485   $ 13,536,580
                                                    ============= ============== ================  ================= ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 OVERVIEW

              Cornerstone Bancshares, Inc. ("Cornerstone") ended the first six months of 2001 with total assets of $125 million, a 5.0% increase from December 31, 2000, and a 3.9% increase from June 30, 2000. Cornerstone reported net income for the first six months ending June 30, 2001 of $118,255, or $0.10 basic earnings per share, compared to $97,118 or $0.08 basic earnings per share, for the same period in 2000. The increase in earnings represents a 21.8% increase from the first six months of 2000 compared to the first six months of 2001.

              The increase in net income from the first half 2000 to the first half 2001 is due to several factors. The Bank's non-interest income not including securities gains increased $106 thousand or 35.5% over the same period in 2000 and had a security gain of $84 thousand. The increase in non-interest income can mostly be attributed to an increase in secondary mortgage sales. The loan loss provision decreased $145 thousand, which is an expense reduction of 35% over the same period in 2000. The Bank experienced a decrease in the Bank's net interest income, of $209 thousand or 8.2%, when compared to the same period in 2000. This decrease was due to the dramatic 275 basis point decrease in interest rates implemented by the Federal Reserve during the first half of 2001. Cornerstone was and still is positioned to reprice assets quicker than liabilities during the three months following an interest rate move. Therefore, which the Bank's deposits will reprice faster than its loans and securities and the net interest income will return to a targeted level of 4.75%. The net result was a 21.8% increase in net income and the expectation that the Bank's future earnings during the remaining six months of 2001 will meet management's expectations unless the economy falls into a recession and the Federal Reserve continues to cut interest rates. The management of the Bank believes strongly that, at the end of 2001, it will have the amount of its substandard loans returned to, or below, peer bank standards and as a result, expects a lower provision to the loan loss allowance. Core customer relationships, which bring low cost deposits and quality loans to the balance sheet, remain a top priority for the Bank. Cornerstone also plans to continue to focus its efforts on small business relationships in the future.

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

          As of June 30, 2001, the FDIC Field Examination Team reported that Cornerstone Community Bank was in compliance with all provisions of the Memorandum and recommended the Memorandum be terminated to the Regional Director of the FDIC.

 FINANCIAL CONDITION

              EARNING ASSETS. Average earning assets for the six months ending June 30, 2001, increased $11.2 million, or 11.2%, above the six months ending June 30, 2000, while actual earning assets increased $8.4 million or 8.1% during the same time period. The average balance increase was due to strong loan demand in the second half of 2000 and a steady growth in core deposits during the current reporting period. Management expects average earning assets to steadily increase during the rest of 2001 and anticipates similar growth in 2002.

              LOAN PORTFOLIO. Cornerstone's average loans for the first six months of 2001 were $86.3 million, an increase of $8.5 million or 10.9% from the first half of 2000, while actual balances increased to $87.0 million, an increase of 5.7% above $82.3 million in loans in the first half of 2000. Management is anticipating increased loan growth for the remainder of the year in both average and actual balances.

              INVESTMENT PORTFOLIO. Cornerstone's average investment securities portfolio and Federal Funds sold increased by 10.8% or $2.3 million for the six months ending June 30, 2000 compared to the six months ending June 30, 2001, while actual balances increased $3.7 million, an increase of 16.8%. The growth is the direct result of deposit growth. The majority of the proceeds from this deposit growth were placed in Federal Funds ($6.9 million) as management allowed expensive deposits to terminate while waiting for loan growth to revive and an appropriate investment environment to grow the investment portfolio. Cornerstone maintains an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include, in order of priority, Gap Management, Liquidity, Pledging, Return, and Local Community Support. Cornerstone maintains two classifications of investment securities: "Held to Maturity" (HTM) and "Available for Sale"
(AFS). The "Available for Sale" securities are carried at fair market value, whereas "Held to Maturity" securities are carried at book value. As of June 30, 2001, net unrealized gains in the "Available for Sale" portfolio amounted to $367,402, a 2.72% increase in value.

              DEPOSITS. Cornerstone's average deposits increased $9.1 million or 9.5% for the six month period ending June 30, 2000 compared to the same period ending June 30, 2001, while actual deposit balances increased $2.2 million or 2.1%. The actual deposit growth was concentrated in certificates of deposit, which increased 17.4% during the same time period. Management will continue to focus its efforts on attracting core deposits and expects certificates of deposit to decrease over the remainder of 2001 while deposits in general increase in the 10% level for the next several quarters.
Transaction accounts will be continuously solicited from new customers and existing customers, and represent one of Cornerstone's highest priorities and should provide Cornerstone with an increased net interest margin.

              OTHER LIABILITIES. During the last quarter of 2000, Cornerstone acquired an advance from the Federal Home Loan Bank of Cincinnati (FHLB). The advance was in the amount of $2,000,000 and had a maturity of 10 years with call and put options after two years. Management of the Cornerstone believes the FHLB provides an inexpensive method to reduce interest rate risk by obtaining longer term liabilities to match the typically longer termed assets the Bank has on its Balance sheet and usually below the cost of certificates of deposit.

              CAPITAL RESOURCES. Stockholders' average equity increased $1.3 million or 10.7% to $13.2 million for the six months ending June 30, 2001, compared with $11.9 million during the same six months ending June 30, 2000. Actual equity increased $1.6 million or 13.4% from June 30, 2000 to June 30, 2001. This increase was primarily due to a registered stock offering with net proceeds of approximately $.8 million. The balance represents current year earnings from operations and net unrealized gains in available for sale investment securities.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)


                                                                              Six months ended
                                                                                  June 30,
                                             -----------------------------------------------------------------------------------
                                                                2001                                       2000
                                             -----------------------------------------------------------------------------------
Assets                                        Average        Income /        Yield/       Average        Income /       Yield /
                                              Balance        Expense         Rate         Balance        Expense        Rate
                                             -----------------------------------------------------------------------------------
Earning Assets:
Loans, net of unearned income                     86,331           4,021       9.39%         77,838          3,823        9.88%
Due from banks time deposits                       1,780              57       6.51%              -              -        0.00%
Federal Funds Sold                                 4,132             100       4.89%            673             20        5.94%
Investment securities                             17,967             566       6.35%         20,878            688        6.63%
Other earning assets                                 357              13       7.45%              -              -        0.00%
                                             ----------------------------               ---------------------------
Total earning assets                             110,567           4,757       8.68%         99,389          4,531        9.17%
Allowance for loan losses                         (1,160)                                    (1,003)
Cash and other assets                             13,237                                     12,857
                                             ------------                               ------------
             TOTAL ASSETS                        122,643                                    111,243
                                             ============                               ============

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits                  15,214             130       1.73%         16,169            138        1.71%
Savings deposits                                  10,483             180       3.46%         11,073            188        3.41%
Time deposits                                     47,472           1,441       6.12%         41,337          1,145        5.57%
Time deposits of $100,000 or more                 19,270             591       6.19%         15,486            441        5.72%
Federal funds and securities sold under
Agreement to repurchase                            2,122              41       3.89%          3,294             87        5.31%
Other borrowings                                   2,000              50       5.00%              -              -        0.00%
                                             ----------------------------               ---------------------------
Total interest bearing liabilities                96,561           2,433       5.08%         87.359          1,998        4.60%
                                                            -------------                              ------------
Net interest spread                                                2,324                                     2,533
                                                            =============                              ============
Noninterest bearing demand deposits               12,038                                     11,358
Accrued expenses and other liabilities               853                                        610
Stockholders' equity                              13,191                                     11,916
                                             ------------                               ------------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                122,643                                    111,243
                                             ============                               ============

Net interest margin on earning assets                                          4.24%                                      5.14%
                                                                            =========                                 ==========

Net interest spread on earning assets                                          3.60%                                      4.57%
                                                                            =========                                 ==========


Taxable equivalent adjustment:
Loans                                                                 -                                         -
Investment Securities                                                 2                                         0
                                                            -------------                              ------------
             Total adjustment                                         2                                         0
                                                            =============                              ============

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

              NET INTEREST INCOME. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.


              Net interest income before loan loss provision for the first six months of 2001 decreased $208,788 or 8.24% below net interest income before loan loss provision as of first six months of 2000. The decrease in net interest income as of June 30, 2001 is primarily due to a sharp change in policy of the Federal Reserve who decreased the Fed Discount rate 275 basis points during the first six months of 2001. Compounding the compression of the net interest margin was the shift in liability mix to a larger concentration of certificates of deposit. One hundred percent (100%) of the net growth in average liabilities came from certificates of deposit which are the most expensive deposits of the Bank. The decrease in net interest margin was above Cornerstone's management's expectation and management anticipates the possibility of further cuts by the Federal Reserve if the economy slips into a recession. Management foresees the margin returning to the budgeted 4.75% by the end of the fourth quarter. Three factors contribute to this net interest margin forecast: First, Cornerstone anticipates that certificates of deposit will reprice rapidly during the second and third quarter from an average 6.50% to average 4.75%; Second, Cornerstone will continue to solicit transaction accounts from small businesses and reduce Cornerstone's percentage of certificates of deposit to total deposits; and Third, Cornerstone plans to continue to grow Cornerstone's earning assets as a percentage of total assets.

              Interest income increased $226,311 or 5.0% for the period ended June 30, 2001 compared the same period ended June 30, 2000. Interest income produced by the loan portfolio increased $198,066 or 5.2% for the six month period ended June 30, 2000 compared to six month period ended June 30, 2001 due to the increase in average loans outstanding and origination fees associated with loan growth for the period. The increase of loan interest income was partially offset by the sharp decrease in interest rates on the Bank's variable rate loans. Management estimates the average balances will continue to increase but will restrain origination of these loans to insure quality standards and documentation are maintained. Interest income on investment securities, federal funds and other investments increased $28,244 or 4.0% for the six month period ending June 30, 2000 compared to the six month period ended June 30, 2001, due primarily to an increase in the average balance of Federal Funds sold raised to fund loan growth for the third and fourth quarter of 2001.

              Total interest expense increased $435,097 or 21.8% from June 30, 2000 to June 30, 2001. The interest expense increase from the first six months of 2000 to the first six months of 2001 is primarily due to an increase in the rates for certificates of deposit during the fourth quarter of 2000 and the first quarter of 2001. In addition the Bank grew the average balance of deposits 9.9% during the first half of 2001 compared with the first half of 2000.

              The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the first six months of 2001 was 4.24%. The yield on earning assets decreased 49 basis points to 8.68% for the period ended June 30, 2001 compared to 9.17% for the period ended June 30, 2000.

              The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of fluctuations of interest rates during the early part od 2001 and an asset sensitivity during the first six months of an interest rate movement, the interest rate spread was 3.60% for the six month period ending June 30, compared to 4.57% for the same period ending June 30, 2000, a decrease of 97 basis points.

              ALLOWANCE FOR LOAN LOSSES. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1.2 million in the allowance for loan loss account at June 30, 2001 reflects the full known extent of credit exposure. Cornerstone made a $270,000 provision during the second half of 2001 and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

               NON-PERFORMING ASSETS. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of June 30, 2001 Cornerstone had $66,235 in non-accrual loans and $553,254 in non-performing assets.

              NON-INTEREST INCOME. Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $189,264 or 63.7% from the first half of 2000 compared with the first half of 2001. The gain in non-interest income was broad based in almost every category, but was especially strong in secondary market mortgage lending, which was benefited by a low interest rate environment and strong consumer confidence. Included in this increase was a security gain taken in January of 2001 in the amount of $83,705.

              NON-INTEREST EXPENSE. Non-interest expense for the first six months of 2001 increased by $95,921 or 4.2% as compared to the first six months in 2000. Salaries and employee benefits decreased by $21,068 or 1.9% for the six months ending June 30, 2001 over the same period ending June 30, 2000. Occupancy expense as of June 30, 2001 increased by $18,576 or 7.0% over the same period in 2000. All other non-interest expenses for the six month period ended June 30, 2001 increased $98,413 or 11.2% over the non-interest expenses for the same period ended June 30, 2000.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)


                                                                                  Three months ended
                                                                                        June 30,
                                             -----------------------------------------------------------------------------------
                                                                2001                                       2000
                                             -----------------------------------------------------------------------------------
Assets                                        Average        Income /        Yield/      Average        Income /       Yield /
                                              Balance        Expense         Rate        Balance        Expense        Rate
                                             -----------------------------------------------------------------------------------
Earning Assets:
Loans, net of unearned income                     87,180           2,003       9.24%         79,974          1,978        9.92%
Due from banks time deposits                       1,833              30       6.52%              -              -        0.00%
Investment securities                             21,771             314       5.80%         22,699            377        6.66%
Other earning assets                                 360               7       7.52%              -              -        0.00%
                                             ----------------------------               ---------------------------
Total earning assets                             111,144           2,354       8.52%        102,673          2,355        9.20%
Allowance for loan losses                         (1,162)                                    (1,021)
Cash and other assets                             13,436                                     12,761
                                             ---------------                            ---------------
             TOTAL ASSETS                        123,418                                    114,413
                                             ============                               ============

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits                  16,234              70       1.73%         17,272             75        1.74%
Savings deposits                                  10,544              86       3.27%         11,453             98        3.42%
Time deposits                                     46,930             698       5.99%         42,827            596        5.58%
Time deposits of $100,000 or more                 19,062             288       6.08%         15,731            235        6.00%
Federal funds and securities sold under
Agreement to repurchase                            1,744              13       3.10%          3,353             44        5.29%
Other borrowings                                   2,000              25       5.01%              -              -        0.00%
                                             ----------------------------               ---------------------------
Total interest bearing liabilities                96,513           1,180       4.92%         90,635          1,048        4.64%
                                                            -------------                              ------------
Net interest spread                                                1,173                                     1,307
                                                            =============                              ============
Noninterest bearing demand deposits                12,549                                     11,191
Accrued expenses and other liabilities                889                                        668
Stockholders' equity                               13,466                                     11,919
                                             ------------                               ------------
             TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                123,418                                    114,413
                                             ============                               ============

Net interest margin on earning aseets                                          4.24%                                      5.10%
                                                                            =========                                 ==========

Net interest spread on earning assets                                          3.60%                                      4.56%
                                                                            =========                                 ==========


Taxable equivalent adjustment:
Loans                                                                 -                                         -
Investment Securities                                                 1                                         0
                                                            -------------                              ------------
             Total adjustment                                         1                                         0
                                                            =============                              ============

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

              NET INTEREST INCOME. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

              Net interest income before provision for loan loss for the second three months of 2001 decreased $134,272 or 10.3% below net interest income before provision for loan loss for second three months of 2000. The decrease in net interest income for the second quarter of 2001 is primarily due to a continued sharp decrease of the target Federal Funds rate of 275 basis points during 2001. This fact coupled with certificates of deposit retaining the large percentage of total average deposits, allowed cost of funds to drop only to 4.92% from 5.26% during the first quarter of 2001. While yield on earning assets decreased sharply from 9.20% to 8.52% over the same time period. These two facts contributed to a sharp decrease in Cornerstone's net interest margin from 5.10% to 4.24% in the second three months of 2000 as compared to the second three months of 2001, while decreasing one base point from the first quarter of 2001. The decrease was above Cornerstone management's expectation and management anticipates the possibility of further cuts by the Federal Reserve if the US economy slips into a recession. Management foresees the margin returning to budgeted 4.75% by the end of the fourth quarter.

              Interest income decreased $1,982 or 0.1% for the second quarter of 2001 compared to the second quarter of 2000. Interest income produced by the loan portfolio increased $25,148 or 1.3% from the second quarter 2000 to the second quarter 2001, due to the increase in average loans, outstanding for the period and loan fees for loan origination. Management estimates the average balances will increase, but will closely monitor origination of these loans to insure quality standards and documentation are maintained. Interest income on investment securities and Federal Funds Sold decreased $27,000 or 7.2% from second quarter 2000 to second quarter 2001, due to increase in the amount of average Federal Funds Sold and a rapid decrease in the interest paid for these balances.

              Total interest expense increased $132,291 or 12.6% from the second quarter of 2000 to the second quarter of 2001. From the second quarter of 2000 to the second quarter of 2001, the interest expense increase is primarily due to growth of average deposits, which were mostly concentrated in certificates of deposit. Management is actively pursuing customer relationships with small business and municipalities to obtain lower cost deposits and reduce Cornerstone's exposure to certificates of deposit. Management anticipates total interest expense to drop during the third and fourth quarter of 2001.

              The trend in net interest income is commonly evaluated in terms of average rates, using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing the fully taxable equivalent net interest income by the average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the second quarter of 2001 was 4.24%. The yield on earning assets decreased 49 basis points to 8.52% for the three month period ended June 30, 2001 from 9.20% for the same period ended June 30, 2000.

              The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the asset and liability mix during late 2000 and reduced loan rates during the current period, the interest rate spread was 3.60%, a decrease of 97 basis points for the three month period ending June 30, 2000 compared to the same period ending June 30, 2001.

              ALLOWANCE FOR LOAN LOSSES. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1.2 million for the second quarter ended June 30, 2001 in the allowance for loan loss account reflects the full known extent of credit exposure. Cornerstone made a $104,500 provision during the second quarter of 2001 and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

              NON-PERFORMING ASSETS. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of June 30, 2001 Cornerstone had $66,235 in non-accrual loans and $553,254 in non-performing assets.

              NON-INTEREST INCOME. Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $83,519 or 60.7% from the second quarter of 2000 compared with the second quarter 2001. The gain in non-interest income was broad based in almost every category, but was especially strong in secondary market mortgage lending, which was benefited by a low interest rate environment and strong consumer confidence.

              NON-INTEREST EXPENSE. Non-interest expense for the second three months of 2001 increased by $17,228 or 1.6% as compared to the second three months in 2000. Salaries and employee benefits decreased by $14,949 or 2.6% in second quarter of 2001 compared with the second quarter of 2000. Occupancy expense as of for the second quarter of 2001 increased by $11,808 or 8.5% over the same period in 2000. All other non-interest expenses for the second quarter of 2001 increased $21,268 or 4.6% over the non-interest expenses for the second quarter of 2000.

                            ALLOWANCE FOR LOAN LOSSES

                                        -------------------------------------------------------------------------------------------
                                                   2001                                            2000
                                        ---------------------------    ------------------------------------------------------------
Quarter Ending                            June 30        March 31      December 31,    September 30      June 30        March 31
                                        -------------------------------------------------------------------------------------------
Balance at beginning of period           1,204,491       1,141,869       1,155,233       1,086,054       1,028,838       1,001,809
Loans charged-off                         (184,858)       (115,132)       (159,494)        (72,003)       (259,543)       (170,891)
Loans recovered                             43,303          12,254          90,929          51,183          60,758          39,420
                                        -----------     -----------    ------------    ------------     ----------      -----------
Net charge-offs (recoveries)              (141,555)       (102,878)        (68,564)        (20,820)       (198,784)       (131,471)
Provision for loan losses charged
to expense                                 104,500         165,500          55,200          90,000         256,000         158,500
                                        -----------     -----------    ------------    ------------     ----------      -----------
Balance at end of period                 1,167,436       1,204,491       1,141,869       1,155,233       1,086,054       1,028,838
                                        ===========     ===========    ============    ============     ==========      ===========

Allowance for loan losses as a
 percentage of average loans
 outstanding for the period                  1.339%          1.409%          1.360%          1.402%          1.358%          1.358%

Allowance for loan losses as a
percentage of nonperforming assets
and loans 90 days past due
outstanding for the period                 211.013%        100.959%        142.709%        164.388%        136.980%         83.251%

Annualized QTD net charge-offs as
a percentage of average loans
outstanding for the period                 -0.649%         -0.481%         -0.327%         -0.101%         -0.994%         -0.694%

Annualized YTD net charge-offs as          -0.566%         -0.481%         -0.521%         -0.590%         -0.849%         -0.694%
a percentage of average loans
outstanding for the period


YTD Average Outstanding Loans           86,384,793      85,465,574      80,525,815      79,399,688      77,837,484      75,760,000

QTD Average Outstanding Loans           87,179,692      85,465,574      83,980,913      82,375,120      79,974,088      75,760,000

Nonperforming assets and                   553,254       1,193,044         800,137         702,746         792,858       1,235,826
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

Item 3.  Defaults on Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders

         A. The annual meeting of shareholders was held on April 19, 2001.

         B. The following directors were elected to the board of directors:

                                  Ramesh V. Amin
                                  James H. Large
                                  Turner Smith
                                  Randy Brooks
                                  Lawrence D. Levine
                                  Bill O. Wiggins
                                  B. Kenneth Driver
                                  Russell W. Lloyd
                                  Marsha Yessick
                                  Karl Fillauer
                                  Earl A. Marler, Jr.
                                  Gregory B. Jones
                                  Doyce G. Payne, M.D.









         C. The following matters were voted upon at the annual meeting:

                                                              FOR             AGAINST          ABSTAIN
                                                              ---             -------          -------
                          1.    To elect the
                                following directors
                                to serve for the
                                ensuing year:
                                   Ramesh V. Amin             96.0%             4.0%              0%
                                   James H. Large             99.0%             1.0%              0%
                                   Turner Smith               99.5%             0.5%              0%
                                   Randy Brooks               99.5%             0.5%              0%
                                   Lawrence D. Levine         99.0%             1.0%              0%
                                   Bill O. Wiggins            94.0%             6.0%              0%
                                   B. Kenneth Driver          96.5%             3.5%              0%
                                   Russell W. Lloyd           99.0%             1.0%              0%
                                   Marsha Yessick             98.5%             1.5%              0%
                                   Karl Fillauer              99.5%             0.5%              0%
                                   Earl A. Marler, Jr.        99.5%             0.5%              0%
                                   Gregory B. Jones           99.5%             0.5%              0%
                                   Doyce G. Payne, M.D.       99.0%             1.0%              0%

                          2     To ratify the                  100%              0%               0%
                                appointment of
                                Hazlett, Lewis & Bieter,
                                PLL as independent auditors
                                for the fiscal year ending
                                December 31, 2001.

Item 5.           Other Information

None

Item 6.           Exhibits and reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:    August 13, 2001


                                           Gregory B. Jones, President & CEO




Date:    August 13, 2001
                                            Nathaniel F. Hughes, EVP & CFO