Form 10QSB
period 2001-09-30
CORNERSTONE BANCSHARES INC
filed 2001-11-13
CIK 1038773

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

/ /	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-30497

CORNERSTONE BANCHSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Tennessee (State of other jurisdiction of incorporation or organization)	62-1175427 (IRS Employer Identification No.)

5319 Highway 153
Chattanooga, Tennessee 37343
(Address of principal executive offices)

(423) 385-3000
(Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

    The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on September 30, 2001 was approximately $16,031,171. There were 1,233,167 shares of Common Stock outstanding as of September 30, 2001.

    Transitional Small Business Disclosure Format (check one):

      Yes / /  No /x/

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30,	December 31,	Unaudited September 30,
	2001	2000	2000
ASSETS
Cash and due from banks	$5,750,786	4,633,514	$4,699,263
Due from banks time deposits	1,884,199	—	—
Federal funds sold	300,000	2,400,000	—
Investment securities available for sale	15,648,234	16,047,715	15,986,300
Investment securities held to maturity	2,556,573	4,012,414	4,502,465
Loans, less allowance for loan loss	93,539,491	83,431,776	81,683,363
Premises and equipment, net	3,778,910	3,391,138	3,312,820
Accrued interest receivable	751,967	849,142	753,569
Excess cost over fair value of assets acquired	2,571,732	2,662,499	2,636,586
Other assets	1,921,017	1,950,557	1,916,621

Total assets	$128,702,908	119,378,755	$115,490,990

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing	$13,298,195	11,924,140	$12,437,791
NOW accounts	16,623,155	13,687,959	14,039,343
Savings deposits and money market accounts	12,216,611	10,459,568	10,757,431
Time deposits of $100,000 or more	21,481,001	16,911,729	16,590,984
Time deposits of less than $100,000	46,609,109	48,266,503	45,152,777

Total deposits	110,228,070	101,249,899	98,978,325
Federal funds purchased and securites sold under
agreement to repurchase	1,887,016	3,144,291	3,906,041
Federal Home Loan Bank Advance	2,000,000	2,000,000	—
Accrued interest payable	190,905	183,834	179,138
Other liabilities	488,797	282,570	262,251

Total Liabilities	114,794,789	106,860,594	103,325,754

Redeemable common stock	—	—	—
Stockholders' Equity
Common stock	1,233,167	1,166,129	1,166,129
Additional paid-in capital	12,093,867	11,322,276	11,322,276
Retained Earnings (deficit)	207,321	(92,694)	(232,591)
Accumulated other comprehensive income	373,765	122,450	(90,578)

Total Stockholders' Equity	13,908,120	12,518,161	12,165,236

Total liabilities and stockholders equity	$128,702,908	119,378,755	$115,490,990

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Three months ended September 30,		Unaudited Nine months ended September 30,
	2001	2000	2001	2000
INTEREST INCOME
Interest and fees on loans	$2,027,066	$2,068,694	$6,047,723	$5,891,285
Interest on investment securities	268,461	355,531	834,189	1,043,700
Interest on federal funds sold	55,196	27,976	155,357	47,858
Interest on due from banks time deposits	31,663	—	89,161	—
Interest on other earning aseets	6,658	267	19,830	267

Total interest income	2,389,044	2,452,468	7,146,259	6,983,110

INTEREST EXPENSE
Interest bearing demand accounts	68,105	72,492	198,359	210,089
Money market accounts	53,931	68,585	176,296	197,376
Savings accounts	24,734	32,088	82,392	91,018
Time deposits of less than $100,000	643,757	674,993	2,084,414	1,819,741
Time deposits of $100,000 or more	266,301	251,963	857,551	692,644
Federal funds purchased	—	6,626	82	35,885
Securities sold under agreements to repurchase	11,275	49,644	52,172	107,292
Other borrowings	25,205	—	74,795	—

Total interest expense	1,093,308	1,156,391	3,526,059	3,154,044

Net interest income	1,295,735	1,295,813	3,620,200	3,829,066
Provision for loan losses	80,000	90,000	350,000	504,500

Net interest income after the provision for loan losses	1,215,735	1,205,813	3,270,200	3,324,566

NONINTEREST INCOME
Service charges on deposit accounts	125,931	90,552	348,727	277,656
Net securities gains (losses)	—	25,498	83,705	25,498
Other income	66,402	68,040	246,442	178,214

Total noninterest income	192,333	184,089	678,874	481,367

NONINTEREST EXPENSE
Salaries and employee benefits	554,135	543,772	1,662,782	1,673,486
Occupancy and equipment expense	219,847	194,099	502,660	458,336
Other operating expense	311,425	382,422	1,292,422	1,265,006

Total noninterest expense	1,085,407	1,120,293	3,457,864	3,396,828

Income before provision for income taxes	322,661	269,610	491,211	409,105
Provision for income taxes	140,901	144,500	191,197	186,878

NET INCOME	$181,760	125,110	$300,014	$222,227

Basic net income per common share	0.15	0.11	0.24	0.19
Diluted net income per common share	0.14	0.10	0.23	0.18
Dividends declared per common share	—	—	—	—

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30
	Unaudited 2001	Unaudited 2000
Cash flows from operating activities:
Net income	300,014	222,227
Adjustments to reconcile net income
to net cash provided by operating actvities:
Provision for possible loan losses	350,000	504,500
Net Charge-offs	(293,327)	(351,076)
Provision for depreciation and amortization	285,540	277,249
Accrued interest receivable	97,175	(97,410)
Accrued interest payable	7,071	(10,732)
Changes in other assets and liabilities:	235,768	236,555

Net cash provided by (used in) operating activities	982,242	781,312

Cash flows from investing activities:
Purchase of investment securities: AFS	(8,537,561)	(4,053,044)
Purchase of investment securities: HTM	—	—
Proceeds from security transactions: AFS	7,059,115	1,451,387
Proceeds from security transactions: HTM	1,506,111	1,267,728
Net increase in loans	(10,164,388)	(10,512,909)
Purchase of bank premises and equipment	(387,772)	(1,272,826)

Net cash provided by (used in) investing activities	(10,524,494)	(13,119,664)

Cash flows from financing activities:
Net increase in deposits	8,978,171	7,632,698
Net increase (decrease) in repurchase agreements	(1,257,275)	1,726,678
Net increase of FHLB Advance	—	—
Issuance of common stock (retirement)	838,629	(43,462)

Net cash provided by (used in) finanacing activities	8,559,525	9,315,914

Net increase (decrease) in cash and cash equivalents	(982,727)	(3,022,437)
Cash and cash equivalents beginning of period	7,033,514	7,721,701

Cash and cash equivalents end of period	$6,050,786	$4,699,263

Cornerstone Bancshares, Inc and Subsidiary
Changes in Stockholders' Equity
September 30, 2001

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
BALANCE, December 31, 2000		$1,166,129	$11,322,276	$(92,694)	$122,450	$12,518,161
Issuance of Common Stock		67,038	771,591			838,629
Comprehensive Income:
Net Income	$300,014			300,014		300,014
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	251,316				251,316	251,316

Total comprehensive income	$551,330

BALANCE, September 30, 2001 (Unaudited)		$1,233,167	$12,093,867	$207,320	$373,765	$13,908,120

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview

    Cornerstone Bancshares, Inc. ("Cornerstone") ended the first nine months of 2001 with total assets of $129 million, a 7.8% increase from December 31, 2000, and an 11.4% increase from September 30, 2000. Cornerstone reported net income for the first nine months ending September 30, 2001 of $300,014, or $0.24 basic earnings per share, compared to $222,227 or $0.19 basic earnings per share, for the same period in 2000. The increase in earnings represents a 35.0% increase from the first nine months of 2000 compared to the first nine months of 2001.

    The increase in net income from the first nine months of 2000 to the same period in 2001 is due to several factors. The Bank's non-interest income not including securities gains increased $139 thousand or 30.6% over the same period in 2000. The increase in non-interest income represents general increases in all categories of service income, but secondary mortgage sales strong performance stood out with an increase of 200% over the same period in 2000. The loan loss provision decreased $154 thousand, which is an expense reduction of 30.6% over the same period in 2000. Offsetting these increases and savings was a decrease in the Bank's net interest income. The Bank experienced a decrease in the Bank's net interest income, of $209 thousand or 5.5%, when compared to the same period in 2000. This decrease was due to the historic 400 basis point decrease in interest rates implemented by the Federal Reserve during 2001. Cornerstone initially saw its interest rate margin shrink to 4.25% due to its short term asset sensitivity, but since that time the net interest margin has improved to 4.54% as the Bank's deposits have repriced. As the rates stabilize and begin to increase back to normal levels the Bank will experience higher net interest margins and return to its budgeted 4.75%. The net result of these many factors was a 35.0% increase in net income and the expectation that the Bank's future earnings during the remaining quarter of 2001 will meet management's expectations unless the economy's recession is severe and the Federal Reserve continues to cut interest rates. The management of the Bank believes strongly that, at the end of 2001, it will have the amount of its substandard loans returned to, or below, peer bank standards and as a result, expects a lower provision to the loan loss allowance. Core customer relationships, which bring low cost deposits and quality loans to the balance sheet, remain a top priority for the Bank. Cornerstone also plans to continue to focus its efforts on small business relationships in the future.

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

    Cornerstone Community Bank was released from the Memorandum of Understanding with the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation as of August of 2001 and was released from the Board Resolution of the Federal Reserve as of September of 2001.

Financial Condition

    Earning Assets.  Average earning assets for the nine months ending September 30, 2001, increased $10.6 million, or 10.52%, above the nine months ending September 30, 2000, while actual earning assets increased $11.7 million or 11.3% during the same time period. The average balance increase was due to strong loan demand in the third quarter of 2001 and a steady growth in core deposits during the current reporting period. Management expects average earning assets to steadily increase during the rest of 2001 and anticipates similar growth in 2002.

    Loan Portfolio.  Cornerstone's average loans for the first nine months of 2001 were $87.4 million, an increase of $8.1 million or 10.2% from the first nine months of 2000, while actual balances increased to $94.7 million, an increase of 14.2% above $82.9 million in loans in the first nine months of 2000. Management is anticipating increased loan growth for the remainder of the year in both average and actual balances.

    Investment Portfolio.  Cornerstone's average investment securities portfolio and Federal Funds sold increased by 9.7% or $2.1 million for the nine months ending September 30, 2000 compared to the nine months ending September 30, 2001, while actual balances decreased $0.1 million, an decrease of 0.0%. The average growth is the direct result of deposit growth. While the actual balance stability is due the strong funding requirement for the Bank's loan growth. The Bank has seen an acceleration of mortgage prepayments but the core of the Bank's holdings non-callable FHLB and FNMA Agency notes have performed well and provided the Bank with stable earnings from the Bank's portfolio of investments. Cornerstone maintains an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include, in order of priority, Gap Management, Liquidity, Pledging, Return, and Local Community Support. Cornerstone maintains two classifications of investment securities: "Held to Maturity" (HTM) and "Available for Sale" (AFS). The "Available for Sale" securities are carried at fair market value, whereas "Held to Maturity" securities are carried at book value. As of September 30, 2001, net unrealized gains in the "Available for Sale" portfolio amounted to $566,311, a 2.9% increase in value.

    Deposits.  Cornerstone's average deposits increased $8.6 million or 8.8% for the nine month period ending September 30, 2000 compared to the same period ending September 30, 2001, while actual deposit balances increased $11.3 million or 11.4%. The actual deposit growth was broad based with the exception of large certificates of deposit, which increased 29.5% during the same time period. Management will continue to focus its efforts on attracting core deposits and expects certificates of deposit to decrease over the remainder of 2001 while deposits in general to increase in the 10% level for the next several quarters. Transaction accounts will be continuously solicited from new customers and existing customers, and represent one of Cornerstone's highest priorities and should provide Cornerstone with an increased net interest margin.

    Other Liabilities.  During the last quarter of 2000, Cornerstone acquired an advance from the Federal Home Loan Bank of Cincinnati (FHLB). The advance was in the amount of $2,000,000 and had a maturity of 10 years with call and put options after two years. Management of the Cornerstone believes the FHLB provides an inexpensive method to reduce interest rate risk by obtaining longer term liabilities to match the typically longer termed assets the Bank has on its Balance sheet and usually below the cost of certificates of deposit. Management intends to borrow additional funds from the FHLB during the 4th quarter of 2001 to offset an increasing number of fixed rate loans being booked due to the historically low interest rates. The additional target borrowings will range from $4 to $8 million.

    Capital Resources.  Stockholders' average equity increased $1.4 million or 11.8% to $13.4 million for the nine months ending September 30, 2001, compared with an average $12.0 million during the same nine months ending September 30, 2000. Actual equity increased $1.7 million or 14.3% from September 30, 2000 to September 30, 2001. This increase was primarily due to a registered stock offering with net proceeds of approximately $.8 million. The balance of the increase represents current year earnings from operations and net unrealized gains in available for sale investment securities.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME/EXPENSE AND YIELD/RATES
Taxable equivalent basis
(in thousands)

	Nine months ended September 30,
	2001			2000
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning Assets:
Loans, net of unearned income	87,428	6,048	9.25%	79,347	5,891	9.92%
Investment securities	19,539	925	6.33%	21,064	1,045	6.63%
Federal Funds Sold	4,710	155	4.41%	1,037	48	6.16%
Other earning assets	360	20	7.36%	—	0	0.00%

Total earning assets	112,037	7,148	8.53%	101,448	6,984	9.20%
Allowance for loan losses	(1,167)			(1,038)
Cash and other assets	13,117			12,840

TOTAL ASSETS	123,987			113,250

Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand deposits	15,853	198	1.67%	16,108	210	1.74%
Savings deposits	10,917	259	3.17%	11,157	288	3.45%
Time deposits	47,283	2,084	5.89%	42,327	1,820	5.74%
Time deposits of $100,000 or more	19,503	858	5.88%	15,988	693	5.79%
Federal funds and securities sold under Agreement to repurchase	2,027	52	3.45%	3,482	143	5.49%
Other borrowings	2,000	75	5.00%	—	—	0.00%

Total interest bearing liabilities	97,583	3,526	4.83%	89,062	3,154	4.73%

Net interest spread		3,622			3,830

Noninterest bearing demand deposits	12,152			11,559
Accrued expenses and other liabilities	873			657
Stockholders' equity	13,381			11,972

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	123,987			113,250

Net interest margin on earning assets			4.32%			5.04%

Net interest spread on earning assets			3.70%			4.47%

Taxable equivalent adjustment:
Loans		—			—
Investment Securities		2			1

Total adjustment		2			1

Results of Operations—Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

    Net Interest Income.  Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

    Net interest income before loan loss provision for the first nine months of 2001 decreased $208,866 or 5.5% below net interest income before loan loss provision as of first nine months of 2000. The decrease in net interest income as of September 30, 2001 is primarily due to a sharp change in policy of the Federal Reserve who decreased the Fed Discount rate 400 basis points during the first nine months of 2001. Compounding the compression of the net interest margin was the large concentration of certificates of deposit and the time required to reprice the certificates to lower levels. The decrease in net interest margin was above Cornerstone's management's expectation and management anticipates the possibility of further cuts by the Federal Reserve if the economy slips into a recession. Management foresees the margin returning to the budgeted 4.75% by the end of the fourth quarter. Three factors contribute to this net interest margin forecast: First, Cornerstone certificates of deposit repriced rapidly during the second and third quarter from an average 6.50% to an average 4.75%; Second, Cornerstone will continue to solicit transaction accounts from small businesses and reduce Cornerstone's percentage of certificates of deposit to total deposits; and Third, Cornerstone plans to continue to grow Cornerstone's earning assets as a percentage of total assets.

    Interest income increased $163,149 or 2.3% for the period ended September 30, 2001 compared the same period ended September 30, 2000. Interest income produced by the loan portfolio increased $156,438 or 2.7% for the nine month period ended September 30, 2000 compared to nine month period ended September 30, 2001 due to the increase in average loans outstanding and origination fees associated with loan growth for the period. The increase of loan interest income was partially offset by the sharp decrease in interest rates on the Bank's variable rate loans. Management estimates the average balances will continue to increase but will restrain origination of these loans to insure quality standards and documentation are maintained. Interest income on investment securities, federal funds and other investments increased $6,712 or 0.6% for the nine month period ending September 30, 2000 compared to the nine month period ended September 30, 2001, due primarily to an increase in the average balance of Federal Funds sold raised to fund loan growth for the third and fourth quarter of 2001.

    Total interest expense increased $372,015 or 11.8% from September 30, 2000 to September 30, 2001. The interest expense increase from the first nine months of 2000 to the first nine months of 2001 is primarily due to an increase in the rates for certificates of deposit during the fourth quarter of 2000 and the first quarter of 2001. In addition the Bank grew the average balance of deposits 8.8% during the first nine months of 2001 compared with the same period of 2000.

    The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the first nine months of 2001 was 4.32%. The yield on earning assets decreased 67 basis points to 8.53% for the period ended September 30, 2001 compared to 9.20% for the period ended September 30, 2000.

    The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of fluctuations of interest rates during the early part of 2001 and an asset sensitivity during the first six months of an interest rate movement, the interest rate spread was 3.70% for the nine month period ending September 30, 2001 compared to 4.47% for the same period ending September 30, 2000, a decrease of 77 basis points.

    Allowance for Loan Losses.  The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1.2 million in the allowance for loan loss account at September 30, 2001 reflects the full known extent of credit exposure. Cornerstone made a $350,000 provision during the first nine months of 2001 and anticipates reduced provisions as the quality of the loan portfolio continues to improve, with the majority of the provision being dedicated to future loan growth. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

    Non-performing Assets.  Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of September 30, 2001, Cornerstone had $36,530 in non-accrual loans and $548,537 in non-performing assets versus $60,487 and $702,746 respectively at September 30, 2000 a 23.4% reduction.

    Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $197,507 or 41.0% from the first nine months of 2000 compared with the first nine months of 2001. The gain in non-interest income was broad based in almost every category, but was especially strong in secondary market mortgage lending, which was benefited by a low interest rate environment and strong consumer confidence. Included in this increase was a security gain taken in January of 2001 in the amount of $83,705.

    Non-interest Expense.  Non-interest expense for the first nine months of 2001 increased by $61,036 or 1.8% as compared to the first nine months in 2000. Salaries and employee benefits decreased by $10,704 or 0.6% for the nine months ending September 30, 2001 over the same period ending September 30, 2000. Occupancy expense as of September 30, 2001 increased by $44,324 or 9.7% over the same period in 2000. All other non-interest expenses for the nine month period ended September 30, 2001 increased $27,416 or 2.2% over the non-interest expenses for the same period ended September 30, 2000.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME/EXPENSE AND YIELD/RATES
Taxable equivalent basis
(in thousands)

	Three months ended September 30,
	2001			2000
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning Assets:
Loans, net of unearned income	89,589	2,027	8.98%	82,333	2,069	10.00%
Investment securities	19,094	301	6.25%	21,432	356	6.61%
Federal Funds Sold	5,847	55	3.75%	1,720	28	6.47%
Other earning assets	367	7	7.20%	—	—	0.00%

Total earning assets	114,896	2,390	8.25%	105,485	2,453	9.25%
Allowance for loan losses	(1,180)			(1,107)
Cash and other assets	12,914			12,846

TOTAL ASSETS	$126,631			117,224

Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand deposits	$17,109	68	1.58%	15,986	72	1.80%
Savings deposits	11,770	79	2.65%	11,325	101	3.54%
Time deposits	46,910	644	5.44%	44,304	665	5.97%
Time deposits of $100,000 or more	19,960	266	5.29%	16,995	262	6.13%
Federal funds and securities sold under Agreement to repurchase	1,842	11	2.43%	3,858	56	5.80%
Other borrowings	2,000	25	5.00%	—	—	0.00%

Total interest bearing liabilities	99,590	1,093	4.36%	92,468	1,156	4.98%

Net interest spread		1,296			1,296

Noninterest bearing demand deposits	12,377			11,957
Accrued expenses and other liabilities	912			751
Stockholders' equity	13,752			12,048

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	126,631			117,224

Net interest margin on earning aseets			4.48%			4.89%

Net interest spread on earning assets			3.90%			4.28%

Taxable equivalent adjustment:
Loans		—			—
Investment Securities		1			1

Total adjustment		1			1

Results of Operations—Quarter ended September 30, 2001 compared to quarter ended September 30, 2000

    Net Interest Income.  Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

    Net interest income before provision for loan loss for the three month period ended 2001 decreased $78 or 0.0% below net interest income before provision for loan loss for three month period ended 2000. The small decrease in net interest income for the third quarter of 2001 is primarily due to the growth of earning assets and decrease in the average cost of interest bearing liabilities which offset the continued sharp decrease in asset yields caused by the historic drop of the target Federal Funds rate of 400 basis points during 2001. Average earning assets increased to 90.5% for the three month period ending September 30, 2001 compared with 89.5% during the same time period in 2000. While average interest bearing liabilities as a percentage of total assets remained at 78.7%. These facts allowed Cornerstone net interest income to remain stable while the net interest margin decreased 41 basis points. The decrease of Federal Funds rate was above Cornerstone management's expectation and management anticipates the possibility of further cuts by the Federal Reserve if the US economy slips into a recession. Management foresees the margin returning to budgeted 4.75% by the end of the fourth quarter.

    Interest income decreased $63,424 or 2.6% for the third quarter of 2001 compared to the third quarter of 2000. Interest income produced by the loan portfolio decreased $41,628 or 2.0% from the third quarter 2000 to the third quarter 2001, due to the decrease in average yields, which decreased from 10.00% to 8.98% for the period. Management estimates the average balances will increase, but will closely monitor origination of these loans to insure quality standards and documentation are maintained. Interest income on investment securities and Federal Funds sold decreased $21,796 or 5.7% from third quarter 2000 to third quarter 2001, due to increase in the amount of average Federal Funds sold and a rapid decrease in the interest paid for these balances.

    Total interest expense decreased $63,083 or 5.5% from the third quarter of 2000 to the third quarter of 2001. From the third quarter of 2000 to the third quarter of 2001, the interest expense decrease is primarily due to repricing of deposits, which were mostly concentrated in certificates of deposit. Management is actively pursuing customer relationships with small business and municipalities to obtain lower cost deposits and reduce Cornerstone's exposure to certificates of deposit. Management anticipates total interest expense to drop during the fourth quarter of 2001.

    The trend in net interest income is commonly evaluated in terms of average rates, using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing the fully taxable equivalent net interest income by the average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the third quarter of 2001 was 4.48%. The yield on earning assets decreased 100 basis points to 8.25% for the three month period ended September 30, 2001 from 9.25% for the same period ended September 30, 2000. While the yield on interest bearing liabilities decreased only 62 basis points during the same time period.

    The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the asset and liability mix during late 2000 and reduced loan rates during the current period, the interest rate spread was 3.90%, a decrease of 38 basis points for the three month period ending September 30, 2000 compared to the same period ending September 30, 2001.

    Allowance for Loan Losses.  The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1.2 million for the second quarter ended September 30, 2001 in the allowance for loan loss account reflects the full known extent of credit exposure. Cornerstone made a $80,000 provision during the first nine months of 2001 and anticipates reduced provisions as the quality of the loan portfolio continues to improve, with the majority of the provision being dedicated to future loan growth. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

    Non-performing Assets.  Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of September 30, 2001, Cornerstone had $36,530 in non-accrual loans and $548,537 in non-performing assets versus $60,487 and $702,746 respectively at September 30, 2000 a 23.4% reduction.

    Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $8,244. Excluding a security gain taken during the third quarter of 2000, the total increase is $33,742 for a 21.3% increase from the third quarter of 2000. The gain in non-interest income was broad based in almost every category, but was especially strong in secondary market mortgage lending, which was benefited by a low interest rate environment and strong consumer confidence.

    Non-interest Expense.  Non-interest expense for the three month period ended 2001 decreased by $34,886 or 3.1% as compared to the three month period ended 2000. Salaries and employee benefits increased by $10,363 or 1.9% in third quarter of 2001 compared with the third quarter of 2000. Occupancy expense as of for the third quarter of 2001 increased by $25,748 or 12.9% over the same period in 2000. All other non-interest expenses for the third quarter of 2001 decreased $70,997 or 18.6% over the non-interest expenses for the third quarter of 2000.

ALLOWANCE FOR LOAN LOSSES

	2001			2000
Quarter Ending
	September 30	June 30	March 31	December 31	September 30	June 30	March 31
Balance at beginning of period	1,167,436	1,204,491	1,141,869	1,155,233	1,086,054	1,028,838	1,001,809
Loans charged-off	(65,213)	(184,858)	(115,132)	(159,494)	(72,003)	(259,543)	(170,891)
Loans recovered	16,319	43,303	12,254	90,929	51,183	60,758	39,420

Net Charge-offs (recoveries)	(48,894)	(141,555)	(102,878)	(68,564)	(20,820)	(198,784)	(131,471)
Provision for loan losses charged to expense	80,000	104,500	165,500	55,200	90,000	256,000	158,500

Balance at end of period	1,198,542	1,167,436	1,204,491	1,141,869	1,155,233	1,086,054	1,028,838

Allowance for loan losses as a percentage of average loans outstanding for the period	1.337%	1.339%	1.409%	1.360%	1.402%	1.358%	1.358%
Allowance for loan losses as a percentage of nonperforming assets and loans 90 days past due outstanding for the period	218.498%	211.013%	100.959%	142.709%	164.388%	136.980%	83.251%
Annualized QTD net charge-offs as a percentage of average loans outstanding for the period	(0.218)%	(0.649)%	(0.481)%	(0.327)%	(0.101)%	(0.994)%	(0.694)%
Annualized YTD net charge-offs as a percentage of average loans outstanding for the period	(0.447)%	(0.566)%	(0.481)%	(0.521)%	(0.590)%	(0.849)%	(0.694)%
YTD Average Outstanding Loans	87,484,800	86,384,793	85,465,574	80,525,815	79,399,688	77,837,484	75,760,000
QTD Average Outstanding Loans	89,648,815	87,179,692	85,465,574	83,980,913	82,375,120	79,974,088	75,760,000
Nonperforming assets and loans 90 days past due	548,537	553,254	1,193,044	800,137	702,746	792,858	1,235,826

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 2. Changes in Securities

    On February 4, 2000 the Company filed a registration statement on Form S-1 (SEC File Number 333-96185) to issue 150,000 shares of common stock at $13.00 a share. The Company terminated the offering on December 31, 2000 and sold 67,038 shares and received $871,494. $600,000 of the proceeds were contributed to the Bank while the Company retained the balance for working capital.

Item 3. Defaults on Senior Securities

    N/A

Item 4. Submission of Matters to a Vote of Security Holders

    N/A

Item 5. Other Information

    None

Item 6. Exhibits and reports on Form 8-K

    None

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2001	/s/ GREGORY B. JONES Gregory B. Jones, President & CEO
Date: November 12, 2001	/s/ NATHANIEL F. HUGHES Nathaniel F. Hughes, EVP & CFO

QuickLinks

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CORNERSTONE BANCSHARES
  Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
Cornerstone Bancshares, Inc and Subsidiary Changes in Stockholders' Equity September 30, 2001
  Item 2. Management's Discussion and Analysis or Plan of Operation.
CONSOLIDATED AVERAGE BALANCE SHEET INTEREST INCOME/EXPENSE AND YIELD/RATES Taxable equivalent basis (in thousands)
CONSOLIDATED AVERAGE BALANCE SHEET INTEREST INCOME/EXPENSE AND YIELD/RATES Taxable equivalent basis (in thousands)
ALLOWANCE FOR LOAN LOSSES
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults on Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and reports on Form 8-K
SIGNATURES