Form 10KSB40
period 2001-12-31
CORNERSTONE BANCSHARES INC
filed 2002-03-20
CIK 1038773

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-30497

CORNERSTONE BANCSHARES, INC.
(Name of Small Business Issuer in Its Charter)

Tennessee (State of Incorporation)	62-1173944 (I.R.S. Employer Identification No.)
5319 Highway 153 Chattanooga, Tennessee (Address of principal executive offices)	37343 (Zip Code)

(423) 385-3000
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, Par Value $1.00 Per Share
(Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

        Revenues for the Registrant's fiscal year ended December 31, 2001, total $10,469,662.

        The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on January 31, 2001 was approximately $16,031,171. There were 1,233,167 shares of Common Stock outstanding as of January 31, 2002.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement of Cornerstone Bancshares, Inc. for the Annual Meeting of its Shareholders to be held April 18, 2002, to the extent stated herein, and are incorporated by reference.

CORNERSTONE BANCSHARES, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2001

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The Company

        Cornerstone Bancshares, Inc. (the "Company" or "Cornerstone") was incorporated under the laws of the State of Tennessee and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was formerly known as East Ridge Bancshares, Inc. Its wholly-owned subsidiary, Cornerstone Community Bank, a Tennessee banking corporation (the "Bank"), resulted from the merger of The Bank of East Ridge and Cornerstone Community Bank effective October 15, 1997. The Bank formed three wholly owned subsidiaries in December of 2001, CCB Agency, Inc., CCB Financial Services, Inc. and CCB Real Estate Company, Inc.

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

Employees

        As of February 1, 2002, Cornerstone had 58 full-time equivalent employees of whom 55 are full-time, and 6 are part-time. The employees are not represented by a collective bargaining unit. Cornerstone believes its relationship with its employees to be good.

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

        Based on total assets of approximately $139,917,000 at December 31, 2001, the Bank represents 2.12% of the deposit base in Chattanooga, Tennessee-Georgia Metropolitan Statistical Area ("Chattanooga MSA"). Three major regional banks represent approximately 63% of the deposits in the Chattanooga MSA. The larger financial institutions have greater resources and lending limits than the Bank, and each of the three institutions has over 20 branches in the county. There are several credit unions located in Hamilton County. Since credit unions are not subject to income taxes in the way commercial banks are taxed, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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

        On September 15, 1992, the FDIC approved final regulations adopting a risk-related deposit insurance system. The risk-related regulations, which became effective January 1, 1993, resulted in a significant spread between the highest and lowest deposit insurance premiums. Under the risk-related insurance regulations, each insured depository institution is assigned to one of three risk classifications: "well capitalized," "adequately capitalized," or "under capitalized." Within each risk classification, there are three subgroups. Each insured depository institution is assigned to one of these subgroups within its risk classification based upon supervisory evaluations submitted to the FDIC by the institution's primary federal regulator. Depending upon a BIF member's risk classification and subgroup, applicable regulations provide that its deposit insurance premium may be as low as .04% of insured deposits or as high as .31% of insured deposits. Additionally, because the BIF has exceeded its designated reserve ratio, the FDIC has now reduced to zero the assessment rate that is applicable to the most highly rated BIF members. The Bank has been notified that, based on its risk classification and supervisory subgroup, its BIF assessment rate is 0.03% of insured deposits for the period from January 1, to June 30, 2001. This is the second most favorable assessment rate applicable to insured institutions. In addition, the Deposit Insurance Funds Act of 1998 (DIFA) requires that a Financing Corporation (FICO) assessment be paid by the Bank. The annual FICO assessment rate for banks is presently 0.0186% of deposits. The Bank paid $19,461 in assessments, during the year ended December 31, 2001.

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

        At December 31, 2001, the Bank had Tier 1 capital of $10.9 million or 8.63% of total average assets.

        Certain provisions of the Federal Reserve Act, made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act (12 U.S.C. §1828(j)) and administered with respect to the Bank by the FDIC, establish standards for the terms of, limit the amount of and establish collateral requirements with respect to any loans or extensions of credit to, and investments in, affiliates by the Bank as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the Bank for services) between the Bank and its affiliates. In addition, related provisions of the Federal Reserve Act and the Federal Reserve regulations (also administered with respect to the Bank by the FDIC) limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank and to related interests of such persons.

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

        Under Section 106(b) of 1970 Amendments to the Act (12 U.S.C. § 1972), the Bank is prohibited from extending credit, selling or leasing property or furnishing any service to any customer on the condition or requirement that the customer (i) obtain any additional property, service or credit from the Company; the Bank (other than a loan, discount, deposit, or trust service) or any other subsidiary of the Company; (ii) refrain from obtaining any property, credit or service from any competitor of the Company; the Bank or any subsidiary of the Company; or (iii) provide any credit, property or service to the Company, the Bank (other than those related to and usually provided in connection with a loan, discount, deposit or trust service) or any subsidiary of the Company.

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

        On August 1, 2001, the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation terminated their Memorandum of Understanding with Cornerstone Community Bank noting the general improvement of the Bank's condition and commended the Bank's board of directors and management for their efforts.

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

        The activities permissible to the Company and the Bank were substantially expanded by the Gramm-Leach-Bliley Act (the "Gramm Act"). The Gramm Act repeals the anti-affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies. The Gramm Act amended the Act to permit a financial holding company to engage in any activity and acquire and retain any company that the Board determines to be (i) financial in nature or incidental to such financial activity, or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm Act also modifies current law relating to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Bank and the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

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

ITEM 2. DESCRIPTION OF PROPERTY

        As of December 31, 2001,the principal offices of the Company and the Bank were located at 5319 Highway 153, Chattanooga, Tennessee 37343. This property is owned by the Company.

        The Bank and the Company operate four full-service branches in Hamilton County, Tennessee:

    5319 Highway 153, Chattanooga, Tennessee
    4154 Ringgold Road, East Ridge, Tennessee
    610 Georgia Avenue, Chattanooga, Tennessee
    2280 Gunbarrel Road, Chattanooga, Tennessee

        During fiscal year 2001 the Bank purchased a lot on Old Lee Highway, Ooltewah, Tennessee for a future branch location.

        The Georgia Avenue branch contains 1800 square feet and is leased pursuant to a lease agreement, which provides for an initial term of three years with two three-year renewal options. The Company owns the property located at 2280 Gunbarrel Road, 4154 Ringgold Road and 5319 Highway 153.

        The Company operates a service center to house all its non-customer contact functions located at 6401 Lee Corners, Suite B, Chattanooga, Tennessee. The facility has 7800 square feet and is leased pursuant to a lease agreement, which provides for an initial term of 5 years with one five-year renewal option.

ITEM 3. LEGAL PROCEEDINGS

        As of the end of 2001, the Bank was a party in three separate but related lawsuits stemming from its relationship with Island Cove Marina (see financial report note 11 for further comment). Management believes that the complaints are without merit and that any loss to the Bank would not have a material effect on the financial condition of the Bank.

        The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that those claims are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company common stock is not listed, traded or quoted on any securities exchange or in the over-the-counter market, and no dealer makes a market in the common stock. To Cornerstone management's knowledge, the most recent transaction with respect to Cornerstone common stock was $13.00 per share. On February 4, 2000 the Company filed a registration statement on Form S-1 (SEC File Number 333-96185) to issue 150,000 shares of common stock at $13.00 a share. The Company terminated the offering on December 31, 2000 and sold 67,038 shares and raised $871,494 of capital. The company contributed $600,000 to the Bank to fund future growth and retained the balance for working capital.

        There were approximately 597 holders of record of the common stock as of December 31, 2001. This number does not include shareholders with shares in nominee name held by DTC.

        Cornerstone currently intends to retain its earnings for use in the business but can foresee paying cash dividends in the future. The company's board of directors cannot predict when such dividends, if any will ever be made. The payment of dividends, if any, shall at all times be subject to the payment of Cornerstone's expenses, the maintenance of reasonable working capital and risk reserves, and appropriate capitalization requirements for state banks. However, as a condition of its approval to complete the merger of the Bank with Bank of East Ridge on October 15, 1997, the Company is currently restricted by the Federal Reserve Bank from paying dividends without its prior approval.

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

Summary

        Net income for 2001 was $569,612 a 57% increase from Cornerstone's net income of $362,124 in 2000. Net income per common share of $0.47 for 2001 was 52% higher than 2000 net income per common share of $0.31. Pretax income of $942,625 for 2001 increased $257,944 from 2000 pretax income of $684,681.

        The increase in net income per common share from 2000 to 2001 represents a growth of the Bank's balance sheet while maintaining strict expense control. Key aspects of the improvement in earnings were the continued improvement of the Bank's asset quality and growth of non-interest income. In 2001, the Bank's net loan charge-off was $254,717 down from $419,640 in 2000, while non-interest income increased 34% from $665,183 in 2000 to $889,580 in 2001. Challenging the increase in net income was a shrinking net interest margin, which remained at $5 million for 2001 despite with $23 million growth of the balance sheet.

Business of the Company

        The Company's earnings depend primarily on the Bank's "net interest income," which is the difference between the interest income it receives from its assets (primarily its loans and investment securities) and the interest expense (or "cost of funds") which it pays on its liabilities (primarily its deposits). Net interest income is a function of (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities (the "interest rate spread" or "net interest spread") and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank adheres to an asset and liability management strategy which is intended to control the impact of interest rate fluctuations upon the Company's earnings and to make the yields on the Bank's loan portfolio and investment securities more responsive to its cost of funds. This is accomplished by more closely matching the maturities of its interest-earning assets and its interest-bearing liabilities, while still maximizing net interest income. Nevertheless, the Bank is and will continue to be affected by changes in the levels of interest rates and other factors beyond its control.

        Unless specifically noted below, the following information is presented on a consolidated basis reflecting the Company's performance as a whole. The Company's results of operations are dependent primarily upon the results of operations of the Bank

        For the fiscal years ended December 31, 2001 and 2000, the Company's weighted average rate earned on all interest-earning assets was 8.33% and 9.20%, respectively, and the Company's weighted average rate paid on all interest-bearing liabilities for the same years was 4.53% and 4.88%, respectively. The Company's interest rate spread for the years ended December 31, 2001 and 2000 therefore was 3.79% and 4.32%, respectively, and its net interest income for such years was $5,037,977 and $5,039,255, respectively. For fiscal 2001, the Company recorded a net income of $569,612 or $0.47 basic earnings per common share as compared with net income of $362,124 or $0.31 basic earnings per common share for fiscal 2000. The increase in net income was due to reduced loan loss provision expense coupled with increased non-interest income.

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

	Years Ended December 31,
	2001	2000	1999
Net Interest Margin (Net interest income divided by average interest-earning assets)	4.38%	4.92%	4.40%
Return on Average Assets (Net income divided by average total assets)	0.45%	0.33%	(0.40)%
Return on Average Equity (Net income divided by average equity)	4.20%	3.04%	(3.87)%
Equity-to-Assets (Average equity divided by average total assets)	10.68%	10.43%	10.60%
Loans to Deposits (Average loans divided by average daily deposits)	83.96%	82.38%	77.39%
Dividend Payout Ratio (Dividends declared by the Company divided by net income)	0.00%	0.00%	0.00%

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

	Years Ended December 31,
	2001			2000			1999
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate
	(In thousands)
ASSETS
Interest-earning assets:
Loans(1)(2)	90,680	8,151	8.99%	80,526	7,979	9.91%	69,643	6,361	9.13%
Investment securities	20,299	1,261	6.21%	20,907	1,382	6.58%	18,613	1,147	6.16%
Federal funds sold	4,072	168	4.14%	995	61	6.23%	3,580	179	5.01%
Other earning assets	—		0.00%	—		0.00%	—		0.00%

Total interest-earning assets	115,051	9,580	8.33%	102,428	9,422	9.20%	91,836	7,687	8.37%
Allowance for loan losses	(1,184)			(1,069)			(1,059)
Cash and other assets	13,043			12,682			12,113

Total assets	126,910			114,041			102,890

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
NOW accounts	16,601	264	1.59%	15,463	270	1.75%	13,604	231	1.70%
Money market / Savings accts	11,585	326	2.82%	11,084	393	3.28%	9,890	324	3.28%
Time deposits, $100m and over	20,090	1,116	5.56%	16,147	956	5.94%	15,897	884	5.56%
Time deposits, under $100 m	47,469	2,661	5.61%	43,499	2,558	5.89%	39,554	2,107	5.33%

Total interest-bearing deposits	95,745	4,367	4.56%	86,193	4,183	4.85%	78,945	3,546	4.49%
Federal funds purchased	36	1	2.31%	675	44	6.52%	29	2	5.17%
Securities sold under agreement to repurchase	2,097	61	2.91%	2,938	154	5.24%	519	30	5.68%
Other borrowings	2,329	113	4.84%	22	1	4.55%	732	65	8.88%

Total interest-bearing liabilities	100,207	4,542	4.53%	89,828	4,382	4.88%	80,225	3,643	4.54%
Other liabilities:
Demand deposits	12,263			11,555			11,042
Accrued interest payable and other liabilities	891			693			718

Total other liabilities	13,154			12,248			11,760
Total liabilities	113,361			102,076			91,985

Redeemable common stock	—			59			239
Stockholders' equity	13,549			11,906			10,666

Total liabilities and stockholders' equity	126,910			114,041			102,890

	Years Ended December 31,
	2001	2000	1999
FINANCIAL RATIOS
Excess of interest-earning assets over interest-bearing liabilities	14,844	12,600	11,611
Ratio of interest-earning assets to interest-bearing liabilities	114.81%	114.03%	114.47%
Net interest income	5,038	5,039	4,044
Interest rate spread (difference between rate earned on interest-earning assets and rate paid on interest-bearing liabilities)	3.79%	4.32%	3.83%
Net interest margin (net interest income divided by average interest-earning assets)	4.38%	4.92%	4.40%

(1)
Interest income on loans includes amortization of deferred loan fees and other discounts of $13m, $13m, and $0, for the fiscal years ended December 31, 2001, 2000, and 1999, respectively.
(2)
Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.

        The following table sets forth information regarding the weighted average contractual yields earned on the Company's interest-earning assets and the weighted average interest rates paid on the Company's interest-bearing liabilities outstanding at December 31, 2001. Investment securities available for sale ("AFS") and held to maturity ("HTM") are shown at their book values.

	Amount	Average Yield/Rate
	(In thousands)
Interest-earning assets:
Loans	90,680	8.99%
Investment securities	20,299	6.21%
Federal funds sold	4,072	4.14%

Total interest-earning assets	115,051	8.33%
Interest-bearing liabilities:
NOW Accounts	16,601	1.59%
Money market and savings accounts	11,585	2.82%
Time deposits of $100,000 or more	20,090	5.56%
Time deposits under $100m	47,469	5.61%

Total deposits	95,745	4.56%
Federal funds purchased	36	2.31%
Securities sold under agreement to repurchase	2,097	2.91%
Long term debt	2,329	4.84%

Total interest-bearing liabilities	100,207	4.53%

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

	Year Ended December 31, 2001 Compared to 2000
	Volume	Rate	Mix	Net Change
	(In thousands)
Interest income:
Loans (1)(2)	928	(835)	79	172
Investment securities	(37)	(74)	(3)	(114)
Federal funds sold	154	(84)	37	107
Other earning assets	0	0	0	0

Total interest income				165
Interest expense:
NOW accounts	19	(26)	1	(7)
Money market and saving accounts	16	(85)	1	(67)
Time deposits, $100,000 and over	230	(79)	16	168
Time deposits, less than $100,000	212	(136)	22	97

Total deposits				191
Other borrowings	205	(3)	(90)	112
Federal Funds Purchased	(33)	(2)	(9)	(44)
Securities sold under agreement to repurchase	(48)	(49)	4	(93)

Total other interest-bearing liabilities				(25)
Total interest expense				166
Change in net interest income (expense)				(1)

	Year Ended December 31, 2000 Compared to 1999
	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	1,079	629	(85)	1,623
Investment securities	151	86	(9)	228
Federal funds sold	(160)	12	30	(118)
Other earning assets	0	0	0	0

Total interest income				1,733
Interest expense:
NOW accounts	32	7	(1)	38
Money market and saving accounts	42	30	(3)	69
Time deposits, $100,000 and over	15	61	(1)	75
Time deposits, less than $100,000	232	242	(21)	453

Total deposits				635
Other borrowings	(35)	(1)	(28)	(64)
Federal Funds Purchased	43	9	(9)	43
Securities sold under agreement to repurchase	127	(13)	10	124

Total other interest-bearing liabilities				103
Total interest expense				738
Change in net interest income (expense)				955

(1)
Loan amounts include non-accruing loans.
(2)
Interest income includes the portion of loan fees recognized in the respective periods.

        The following table sets forth the re-pricing of the Company's interest earning assets and interest-bearing liabilities as of December 31, 2001. The time periods in the table represent the period, following December 31, 2001, during which an asset or liability matures or can be repriced. This interest sensitivity gap table is designed to monitor the Company's interest rate risk exposure within the designated time period. In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Company's interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations. The Company's policy is to attempt to maintain a ratio of cumulative gap to total interest sensitive assets of negative 15.00% to positive 15.00% in the time period of one year or less. Presently the Bank is in a negative one-year cumulative GAP position of (18.98%) and is actively seeking adjustable rate loans and longer-term liabilities to reduce the Bank's sensitivity. The Bank to date has not participated in any derivative products to address this issue and does not foresee the need to do so in the immediate future. Below is a table, which reflects the Company's interest-earning assets and interest-bearing liabilities. The information set forth below is based on the following assumptions of management. (i) saving and money market and NOW accounts will be less interest rate sensitive and the re-pricing on these accounts will be spread out over a five-

year period; and (ii) securities other than mortgage-backed securities have been scheduled by maturity date while mortgages have been amortized over the life of the mortgage.

	Less than One Year	1 to 5 Years	Over 5 Years	Total
	(In thousands)
Interest Sensitive Assets
Federal Funds sold	0	0	0	0
Investment securities
Taxable (1)	9,078	7,863	5,725	22,666
Tax-exempt (1)	0	0	914	914
Loans (2)
Fixed rate & adjustable rate 1-4 mort.	10,421	15,013	856	26,290
Scheduled payments	32,313	41,341	5,210	78,864
Total Interest-Sensitive Assets	51,812	64,217	12,705	128,734
Interest Sensitive Liabilities
NOW	10,536	15,804	0	26,340
Money market	7,581	2,532	0	10,113
Time deposits	51,525	16,965	0	68,490
Other interest-bearing liabilities	6,584	2,000	0	8,584
Long-term debt	0	0	0	0
Total Interest Sensitive Liabilities	76,226	37,301	0	113,527
Interest Sensitivity Gap	(24,428)	26,917	12,706	15,207
Cumulative Gap	(24,428)	2,489	15,195
Ratio of cumulative gap to total
Interest sensitive assets	(18.98)%	1.93%	11.80%

(1)
All AFS securities are shown at the market value and HTM are shown at book value.
(2)
Non-performing loans are included as interest-earning assets.

Lending Activities

Loan Policy

        All lending activities of Cornerstone are under the direct supervision and control of the Directors Loan Committee, which consists of the chief executive officer and four outside directors, also attending are the executive vice president and senior lender, the executive vice president and chief financial officer, and the vice president and loan review officer. The loan committee enforces loan authorizations for each officer, makes lending decisions on loans exceeding such limits, services all requests for office credits to extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending category. Cornerstone's established maximum loan volume to assets is 85%. The loan portfolio consists primarily of real estate, commercial and installment loans.

General

        At December 31, 2001, the Company's loan portfolio constituted approximately 73.81% of the Company's total assets. The following table sets forth the composition of the Company's loan portfolio at the indicated dates.

	At December 31,
	2001		2000
	Amount	Percent	Amount	Percent
	(In thousands)
Commercial, financial, and agricultural	20,425	19.40%	16,209	19.16%
Real estate—construction	13,190	12.54%	9,976	11.80%
Real estate—mortgage	65,369	62.18%	52,720	62.34%
Consumer loans	6,170	5.88%	5,669	6.70%
Total loans	105,154	100.00%	84,574	100.00%

        The following table sets forth the scheduled maturities of the loans in the Company's loan portfolio as of December 31, 2001 based on their contractual terms to maturity. Overdrafts are reported as due in less than one year. Loans unpaid at maturity are renegotiated based on current market rates and terms.

	Loans Maturing
	Less Than One Year	One to Five Years	More than Five Years	Total
Commercial, financial and agricultural	13,273	7,127	25	20,425
Real estate—construction	9,964	3,226	0	13,190
Real estate—mortgage	16,308	41,394	7,667	65,369
Consumer loans	1,725	4,298	147	6,170
Total Loans	41,270	56,045	7,839	105,154

Types of Loans

Commercial Loans

        Commercial, industrial, and non-farm non-residential loans, hereinafter referred to as commercial loans (excluding commercial construction loans) totaled $20.4 million or 19.4% of the Company's loan portfolio at December 31, 2001. Commercial loans consist of loans and lines of credit to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital. The terms of the Bank's commercial loans generally range from 90 days to a 15 year amortization with a 5 year balloon. The loans generally carry interest rates, which adjust in accordance with changes in the prime rate, but when appropriate will be fixed to match the borrower's needs. Substantially all of the Bank's commercial loans are secured and guaranteed by the principals of the borrower.

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

Real Estate—Construction Loans

        As of December 31, 2001, Cornerstone had $13.2 million in construction and development loans outstanding, which represented 12.5% of the loan portfolio. All construction and development loans are held in the Bank's loan portfolio. The Bank makes residential construction loans to owner-occupants and to persons building residential properties for resale. The majority of the Bank's construction loans are made to residential real estate developers for speculative single-family residential properties. Construction loans are usually variable rate loans made for terms of one year or less, but extensions are permitted if construction has continued satisfactorily and if the loan is current and other circumstances warrant the extension. Construction loans are limited to 80% of the appraised value of the lot and the completed value of the proposed structure.

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

Real Estate—Mortgage Loans

        At December 31, 2001, real estate mortgage loans totaled $65.4 million or 62.2% of the Company's loan portfolio. Real estate mortgage loans include all loans secured by real estate for purposes other than construction or acquisition and development and are hereinafter referred to as real estate loans. All real estate loans are held in the Bank's loan portfolio. Of this amount, $30.8 million or 29.3% of the Company's loan portfolio was comprised of loans secured by one to four family residential properties, including home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of home improvement). Most of these home equity loans are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10-15 year period. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

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

        At December 31, 2001, the remainder of the Company's real estate loans totaled $34.6 million or 32.9% of the Company's loan portfolio. These loans were comprised of multifamily residential and commercial properties.

Consumer Loans

        At December 31, 2001, consumer loans totaled $6.2 million or 5.9% of the Company's loan portfolio. These loans consist of consumer installment loans and consumer credit card balances. As of December 31, 2001, the Bank had $.4 million credit card balances outstanding

        The Bank makes both secured and unsecured consumer loans for a variety of personal and household purposes. Most of the Bank's consumer loans are automobile loans, boat loans, property improvement loans and loans to depositors on the security of their certificates of deposit. These loans are generally made for terms of up to five years at fixed interest rates. The Bank considers consumer loans to involve a relatively high credit risk compared to real estate loans. Consumer loans, therefore, generally yield a relatively high return to the Bank and provide a relatively short maturity. The Bank believes that the generally higher yields and the shorter terms available on various types of consumer loans tend to offset the relatively higher risk associated with such loans, and contribute to a profitable spread between the Bank's average yield on earning assets and the Bank's cost of funds.

Origination, Purchase and Sale of Loans

        The Bank originates loans primarily in Hamilton County, Tennessee. The Bank also originates loans in Marion, Sequatchie, and Bradley Counties in Tennessee, and Dade, Walker and Catoosa Counties in Georgia, each of which is contiguous to Hamilton County. Loans are originated by nine loan officers who operate from the Bank's offices in Chattanooga. These loan officers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others. The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices.

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

        The Bank's loan approval process is intended to be conservative but also responsive to customer needs. Loans are approved in accordance with the Bank's written loan policy, which provides for several tiers of approval authority, based on a borrower's aggregate debt with the Bank. Certain loan officers have the authority to approve loans of up to $150,000. All other loan officers have the authority to approve secured loans of up to at least $25,000. There is an Officers Loan Committee comprised of the senior officers of the Bank which must approve any loan that increases the borrower's aggregate indebtedness above an individual officer's limit, but that is not more than $500,000. The Directors Loan Committee must approve all loans over $500,000 but that is not more than $ 1,000,000. All loans above $1,000,000 up to the Bank's legal lending limit must be approved by the Board of Directors of the Bank. The Bank's legal lending limit is 25% of the Bank's qualifying equity for secured loans and 15% for unsecured loans.

        The Bank has in the past purchased and sold commercial loan participations with correspondent banks and will continue the practice when management feels the action would be in the best interest of stockholders. The purchase of loan participations allows the Bank to expand its loan portfolio and increase profitability while still maintaining the high credit standards, which are applied to all extensions of credit made by the Bank. The sale of loan participations allows the Bank to make larger loans which it otherwise would be unable to make due to capital or other funding considerations. As of the end December 31, 2001, the Bank had a purchased participation balance of $516 thousand and had a sold participations balance of $3.8 million.

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

        The Bank also receives miscellaneous fee income from late payment charges, overdraft fees, property inspection fees, and miscellaneous services related to its existing loans. For the year ended December 31, 2001, the Bank recognized origination, commitment and other loan fees totaling $472,927, which equaled 4.94% of the Company's total interest income for the year.

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

        The Bank's loan portfolio is systematically (all loans over $250,000 secured and $250,000 unsecured will be reviewed and graded annually) reviewed by the Bank's management, internal auditors, external auditors, and State and Federal regulators to identify deficiencies. Input from all the above parties is used by the Bank to take corrective actions as necessary. As discussed below, each of the Bank's loans is assigned a rating in accordance with the Bank's internal loan rating system. All past due loans are reviewed by the Bank's senior lending officers and all past due loans over $25,000 are reviewed monthly by the Director's Loan Committee. All loans classified as substandard or doubtful, as well as any "special mention" loans (defined in the following paragraph), are placed on the Bank's watch list and reviewed at least monthly by the Director's Loan Committee. In addition, all loans to a particular borrower are reviewed, regardless of classification, each time such borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal. Such reviews include, but are not limited to, the ability of the borrower to repay the loan, a re-assessment of the borrower's financial condition, the value of any collateral and the estimated potential loss to the Bank, if any.

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

        The Bank attempts to sell real estate owned promptly after foreclosure, and it sold $611,738 of its real estate owned due to loan foreclosures during the year ended December 31, 2001. The book value of real estate owned that was sold by the Bank during the year ended December 31, 2001 totaled $663,360. As of December 31, 2001, the had $600,767 in value of real estate owned as a result of foreclosure.

        The following table sets forth information regarding the Company's delinquent and non-performing assets as of the dates indicated.

	At December 31,
	2001	2000
	(In thousands)
Accruing loans which are contractually past due 90 days or more:
Commercial, financial, and agricultural	0	0
Real estate—construction	0	0
Real estate—mortgage	0	0
Consumer	0	1

Total	0	1
Ratio of delinquent (30 days or more) but accruing loans to:
Total loans	0.58%	1.20%
Total assets	0.45%	0.85%
Non-accruing loans:
Commercial, financial, and agricultural	52	243
Real estate—construction	0	0
Real estate—mortgage	61	0
Consumer loans	0	9

Total	113	252
Real estate acquired through foreclosure	601	542
Property acquired through repossession	39	6

Total	640	548
Total loans	105,154	84,574
Ratio of non-performing assets to total loans	0.72%	0.95%

Allowance for Loan Losses

        The allowance or reserve for possible loan losses is a means of absorbing future losses, which could be incurred from the current loan portfolio. The Bank maintains an allowance for possible loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances.

        The Bank maintains a general allowance equal to approximately 1.30% of the total principal amount of loans outstanding and management adjusts the general allowance monthly by charges or credits to income in response to changes in the outstanding loan balance. Management also may establish specific loan loss allowances for specific loans after considering such factors as past delinquencies on the loan, the value of the underlying collateral and the size of the loan. A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the general allowance for loan losses as of December 31, 2001 is adequate to absorb possible losses from loans currently in the portfolio.

        The following table summarizes the Company's loan loss experience for the periods indicated.

	Years Ended December 31,
	2001	2000
	(In thousands)
Average loans	90,680	80,526
Allowance for possible loan losses, beginning of the period	1,142	1,002
Charge-offs for the period:
Commercial, financial, and agricultural	129	267
Real estate—construction	45	0
Real estate—mortgage	169	209
Consumer	60	186

Total charge-offs	403	662
Recoveries for the period:
Commercial, financial, and agricultural	108	93
Real estate—construction	1	0
Real estate—mortgage	3	54
Consumer	36	95

Total recoveries	148	255
Net charge-offs for the period	255	420
Provision for loan losses	435	560
Allowance for possible loan losses, end of the period	1,322	1,142
Ratio of allowance for loan losses to total average loans outstanding	1.46%	1.42%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.28%	0.52%

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

        The following table sets forth the Company's allocation of the allowance for loan losses as of December 31, 2001, and 2000.

	At December 31, 2001		At December 31, 2000
Balance at end of period applicable to	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(In thousands)
Commercial, financial, and agricultural	388	19.58%	218	19.17%
Real estate—construction	332	12.54%	135	11.80%
Real estate—mortgage	451	62.18%	712	62.33%
Consumer	151	5.70%	77	6.70%

Total	1,322	100.00%	1,142	100.00%

Investment Activities

Investment Policy

        The objective of Cornerstone's investment policy is to invest funds not otherwise needed to meet the loan demand of Cornerstone's market area and to meet the five following objectives: Gap Management, Liquidity, Pledging, Return, and Local Community Support. In doing so, Cornerstone will use the portfolio to provide structure and liquidity that the loan portfolio cannot. The management investment committee will balance the market risk and credit risks against the potential investment return, make investments compatible with the pledge requirements of Cornerstone's deposit of public funds, maintain compliance with regulatory investment requirements, and assists the various public entities with their financing needs. The management investment committee is authorized to execute security transactions for the investment portfolio based on the decisions of the Board of Directors Asset Liability Committee (ALCO). All the investment transactions occurring since the previous ALCO meeting are reviewed by the ALCO at its next monthly meeting, in addition to the entire portfolio. The investment policy allows portfolio holdings to include short-term securities purchased to provide Cornerstone's needed liquidity and longer-term securities purchased to generate stable income for Cornerstone during periods of interest rate fluctuations.

        The Company's investment portfolio totaled $21.7 million or 15.2% of total assets at December 31, 2001.

        The following table sets forth the carrying value of the Bank's investments at the dates indicated. Securities are held in both available for sale and held to maturity categories. Securities available for sale are carried at fair market value and securities held to maturity are held at their book value.

	At December 31,
	2001	2000
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	13,007	12,284
Mortgage-backed and other securities	5,184	3,632
States & political subdivisions tax-exempt	914	132
Stock	373	350

Total	19,478	16,398
Securities held to maturity:
U.S. Government and agency obligations	0	200
Mortgage-backed and other securities	2,197	3,812
States & political subdivisions tax-exempt	0	0

Total	2,197	4,012
Total Securities	21,675	20,410

        The following table sets forth the book value of the Bank's investments at December 31, 2001, the weighted average yields on the Bank's investments at December 31, 2001 and the periods to maturity of the Bank's investments from December 31, 2001.

	Periods to Maturity from December 31, 2001
	1 year or less		1 - 5 years		5 - 10 years		Over 10 years
Available for Sale:	Amount	Weighted Average Yield(1)	Amount	Weighted Average Yield(1)	Amount	Weighted Average Yield(1)	Amount	Weighted Average Yield(1)
	(In thousands)
U. S. Treasuries	0	0.00%	0	0.00%	0	0.00%	0	0.00%
U. S. Government agencies	998	6.27%	8,577	6.34%	3,003	6.68%	0	0.00%
Mortgage backed securities (2)	0	0.00%	48	6.83%	190	6.68%	4,921	4.24%
Tax-exempt municipal bonds	0	0.00%	0	0.00%	125	7.44%	825	6.32%
Other bonds, notes, debentures, and securities	374	6.50%	0	0.00%	0	0.00%	0	0.00%

Total	1,372	6.33%	8,625	6.34%	3,318	6.04%	5,746	4.54%

Total Available for Sale	19,061	5.746%
	Periods to Maturity from December 31, 2001
	1 year or less		1 - 5 years		5 - 10 years		Over 10 years
Held to Maturity:	Amount	Weighted Average Yield(1)	Amount	Weighted Average Yield(1)	Amount	Weighted Average Yield(1)	Amount	Weighted Average Yield(1)
	(In thousands)
U. S. Treasuries	0	0.00%	0	0.00%	0	0.00%	0	0.00%
U. S. Government agencies	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Mortgage backed securities (2)	182	5.63%	224	6.73%	303	7.02%	1,488	6.38%
Tax-exempt municipal bonds	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Other bonds, notes, debentures, and securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%

Total	182	5.63%	224	6.73%	303	7.02%	1,488	6.38%

Total Held to Maturity	2,196	6.438%
Total Securities	21,257	5.817%

(1)
The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.

(2)
Mortgages are allocated by maturity and not amortized

Sources of Funds

General

        Time, money market, savings and demand deposits are the major source of the Company's funds for lending and other investment purposes. All deposits are held by the Bank. In addition, the Company obtains funds from loan principal repayments and proceeds from sales of loan participations and investment securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and sales of loan participations and investment securities are significantly influenced by prevailing interest rates, economic conditions and the Company's asset and liability management strategies. Borrowings are used on either a short-term basis to compensate for reductions in the availability of other sources of funds or on a longer-term basis to reduce interest rate risk.

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

        The following tables set forth the composition of deposits for the Company, excluding accrued interest payable, by type for the years ended December 31, 2001 and December 31, 2000.

	2001	2000
	(In thousands)
Demand deposits	14,206	11,924
NOW accounts	21,152	13,688
Savings & Money market deposits	15,302	10,460
Time deposits under $100,000	47,851	48,266
Time deposits $100,000 and over	20,639	16,912

Total deposits	119,149	101,250

        The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

	2001		2000
	(In thousands)
Demand deposits	12,263		11,555
NOW accounts	16,601	1.59%	15,463	1.75%
Savings & Money market deposits	11,585	2.82%	11,084	3.55%
Time deposits under $100,000	47,469	5.61%	43,499	5.89%
Time deposits $100,000 and over	20,090	5.56%	16,147	5.94%

Total deposits	108,008	4.04%	97,748	4.28%

Borrowings

        The Bank joined the Federal Home Loan Bank of Cincinnati in October of 2000. The Federal Home Loan Bank (FHLB) allows the Bank to borrow funds on a contractual basis many times at rates lower than the costs of local certificates of deposit. In addition the FHLB has the ability to provide structured advances that best reduce or leverage the interest rate risk of the Bank. The Bank as of the end of the year had $4 million outstanding with the FHLB. The first advance for $2 million was a 10-year advance at 5.0% with a two year one time only call/put option. The second advance for $2 million was a 10-year advance at 3.94% with a five year one time only call/put option. The Bank has available several Federal Funds lines of credit available with correspondent banks with a total availability of $11 million as of the end of 2001. As of December 31, 2001, the Bank had balances outstanding of $2.6 million. In addition, the Bank has the right to borrow from the Federal Reserve Bank if necessary to supplement its supply of funds available for lending and to meet deposit withdrawal requirements.

Financial Condition

        Earning Assets.    Average earning assets in 2001 increased $12.9 million or 11.3% over 2000 due to loan growth in the second half of 2001. This was as a result of an increase in deposit transaction accounts and a general unattractive market to purchase securities.

        Loan Portfolio.    Cornerstone's average loans for 2001 were $90.7 million, an increase of 12.7% over $80.5 million in average loans for 2000. While the actual balance for the end of 2001, was $105.2 million an increase of $20.6 million from 2000. Loan growth for 2001 was uneven and heavily weighted to the second half of 2001 with several high quality large loans greatly increasing the Bank's outstanding balances. The growth was concentrated focused in commercial and residential real estate. No new relationship managers were hired during 2001 and the majority of the growth came from existing relationships or as a result of the Bank's call program. The Bank experienced extensive volume of refinancing requests and due to competitive pressures complied with the majority of the requests.

        Investment Portfolio.    Cornerstone's average investment securities portfolio decreased 3.2% or $0.7 million from 2000 to 2001, but when combined with Federal Funds sold balances the liquid assets increased $2.5 million or 11.8%. The average investment portfolio and average federal funds sold for 2001 was $24.4 million. Cornerstone maintains an investment strategy of seeking portfolio yields within acceptable risk levels as well as providing liquidity, pledging requirements, and GAP management. To assist in the accomplishment of these missions the Bank continued to reduce its mortgage backed security exposure during 2001 until the last month of the year. During December the Bank purchased $3.7 million in U. S. Government Agency mortgage-backed securities. The mortgage-backed securities are structured to pay a floating rate of interest based on LIBOR. The Chattanooga market had forced the loan portfolio to greatly increase its percentage of fixed rate loans and the investment security portfolio acted to reduce the Bank's interest rate risk by purchasing floating rate securities to balance the risk. Cornerstone maintains two classifications of investment securities. "Held to Maturity" and "Available for Sale." The "Available for Sale" securities are carried at fair market value, whereas "Held to Maturity" securities are carried at book value. At year-end 2001, unrealized gains in the "Available for Sale" portfolio amounted to $417,246.

        Deposits.    Cornerstone's average deposits increased $10.3 million or 10.5% from 2000 to 2001. From year-end 2000 to year-end 2001, total deposits increased $17.9 million or 17.7%. The Bank's strategy after drifting to time deposits refocused on attracting transaction deposits from small businesses. The Bank saw extraordinary success during 2001 in attracting small business and public deposits to the Bank. Interest bearing transaction accounts increased 48.6% while demand deposits increased 16.2%. This success funded the Bank's fourth quarter loan growth and allowed the Bank to maintain its net interest margin at an above peer bank level. The Bank expects to continue focusing on attracting deposits from small businesses, especially transaction accounts, which are less expensive and tie our customer base closely to the Bank.

        Capital Resources.    Stockholders average equity increased $1.6 million or 13.8%. The company had net income of $569,612 in 2001, and the value of the investment security portfolio's unrealized gains net of tax increased from $122 thousand to a $275 thousand. The actual balance increased $1.6 million or 12.5% from $12.5 million as of the end of 2000 to $14.1 million. The Bank completed a registered offering of 150,000 shares of Company common stock of which 67,038 shares were sold at $13 per share for proceeds of $871,494.

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

        The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. Other short-term liabilities, which do not qualify as a deposit, are Federal Funds purchased and securities under agreement to repurchase (REPO's). Both are temporary solutions for liquidity as Federal Funds must be paid off at least once every 30 days and REPO's must be collateralized by investment securities. At year-end December 31, 2001, Cornerstone had $2.6 million in Federal Funds purchased and $2.0 million in REPO's. Longer-term liabilities are limited to FHLB advances, which would be used to reduce interest rate risk, and Holding Company loans used to repurchase common stock or finance any acquisition in the future.

Results of Operations

        Year ended December 31, 2001 compared to year ended December 31, 2000

        Net Interest Income.    Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on liabilities. The following discussion is on a fully taxable equivalent basis.

        Net interest income before the loan loss provision for 2001 decreased $1,278 or 0.0% over 2000. The decrease in net interest income from 2000 to 2001 is due to 11 rate reductions by the Federal Reserve that repriced the Bank's assets quicker than the liabilities could be repriced. The Bank anticipated a drop in rates for 2001 but did not anticipate 475 basis point decline. The Bank will continue to solicit transaction accounts with lower interest cost to reduce the interest rate risk.

        Interest income increased $158,489 or 1.7% in 2001 from 2000. Interest income produced by the loan portfolio increased $173,081 or 2.2% from 2000 to 2001. Interest income on investment securities and Federal Funds sold decreased $14,592 or 1.0% from 2000 to 2001. The increase in loan interest income was due to the Banks continued contributions of key loan personnel who managed to get their customers to migrate to Cornerstone from other financial institutions. The securities portfolio decrease was due to the generally lower rate environment with few opportunities to invest without material interest rate risk exposure. The investment securities portfolio sold two securities after sharp price increases and reinvested the funds in Chattanooga area bank certificates of deposit.

        Total interest expense increased $159,767 or 3.6% in 2001 from 2000. The interest expense increase from 2000 to 2001, was a result of a sharp increase in interest rates late in 2000. As the Federal Reserve increased rates and customers locked in time deposits for the majority of 2001 and the Bank could only adjust rates as the time deposits matured in the later part of 2001.

        One of the most useful tools for measuring the ability of a small community bank to make money is its ability to maximize its net interest margin and its interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average-earning assets. This ratio represents the difference between the average yield on average-earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin decreased 54 basis points in 2001 to 4.38%. The net cost of funds, defined as interest expense divided by average-earning assets, decreased 53 basis points from 4.32% in 2000 to 3.79% in 2001. The yield on earning assets decreased 87 basis points to 8.33% in 2001 from 9.20% in 2000. The result is a complete reversal from the previous year when the Bank enjoyed similar increases in margin and yields.

        Allowance for Loan Loss.    The allowance for possible loan loss represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the allowance for possible loan losses balance of $1,322,152 as of December 31, 2001, is sufficient to absorb known credit risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

        Non-performing Assets.    Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone's policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. Recognition of any interest after a loan has been placed on non-accrual is accounted for on a cash basis. As of December 31, 2001, Cornerstone had $752,726 of non-performing assets.

        Non-interest Income.    Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment securities are included in non-interest income. Realized gains were $82,174 in 2001 compared to $24,498 in 2000. Total non-interest income increased by $224,397 or 33.7% from 2000 to 2001. Fee income from service charges on deposit accounts increased $134,619 or 26.8% in 2001.

        Non-interest Expense.    Non-interest expense for 2001 increased by $89,875 or 2.0% from 2000. Salaries and employee benefits increased by $63,529 or 2.9% from 2000 to $2,236,728. This relatively small increase was due to management's ability to reduce overtime and maintain headcount to a number under sixty full-time equivalents throughout 2001. Occupancy expense increased 6.92% as the Bank operated a full service branch on Gunbarrel Road for its first full year and updated the facility in East Ridge. All other non-interest expense increased $6,019 or 0.3% in 2001, with no material reductions or increases.

Capital Resources / Liquidity

        Liquidity.    Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. Cornerstone's liquidity, represented by cash and cash from banks, is a result of its operating, investing and financing activities. In order to insure funds are available at all times, Cornerstone devotes resources to projecting on a monthly basis the amount of funds accessible. Liquidity requirements can also be met through short-term borrowing or the disposition of short-term assets, which are generally matched to correspond to the maturity of liabilities.

        Cornerstone's liquidity target is measured by adding the entire Bank's net cash, short term and marketable securities not pledged and dividing this number by total deposits and short-term liabilities not secured by assets pledged. The approved liquidity policy is targeted at 10% and currently the Bank's liquidity ratio is 12.5%. Cornerstone is not subject to any specific regulatory liquidity requirements imposed by regulatory orders. Cornerstone is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands, which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

        The following table sets forth liquidity ratios for periods indicated:

	December 31, 2001	December 31, 2000
Average loans to average deposits	84.0%	82.4%

        Impact of Inflation and Changing Prices.    The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of the financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. Management is concerned with two inflationary factors; the first and the most common is the general impact of inflation on operations of Cornerstone and is reflected in increased operating costs. The other and most dangerous to the Bank's profitability is interest rate adjustments by the Federal Reserve and the general fixed income market in reaction to inflation. In other words interest rate risk, unlike most industrial companies, substantially impacts the Company because virtually all of the assets and liabilities of Cornerstone are monetary in nature. As a result, interest rates may have a more significant impact on Cornerstone's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services and each issue must be dealt with independently.

Capital Adequacy

        Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The objective of Cornerstone's management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability through effectively allocating resources to more profitable business, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of actual equity to average assets and actual equity to risk-adjusted assets.

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

        The following tables set forth the composition of the Bank capital at December 31, 2001 and 2000.

Capital:	December 31, 2001 Amount	December 31, 2000 Amount
	(In thousands)
Tier I Capital:
Stockholders' equity	11,224	9,678
Less Gain on AFS Securities	(275)	(122)
Plus loss of AFS Securities	—	—
Less disallowed intangibles	—	—

Total Tier I capital	10,949	9,556
Tier II capital:
Qualifying debt	—	—
Qualifying allowance for loan losses	1,277	1,119

Total Tier II capital	12,226	10,675
Total capital	12,226	10,675
Risk-adjusted assets	102,132	89,533
Average assets (1)	131,789	113,938
Ratios:
Tier I capital to risk-adjusted assets	10.72%	10.67%
Tier II capital to risk-adjusted assets	11.97%	11.92%
Leverage—Tier I capital to average assets
Less disallowed intangibles	8.31%	8.39%

(1)
Based on fourth Quarter averages

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

The following table lists the five categories of capital and each of the minimum requirements for the three risk-based ratios.

	Total Risk-Based Capital Ratio	Tier I Risk-Based Capital Ratio	Leverage Ratio
Well-capitalized	10%or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Under capitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	2% or less

        On December 31, 2001, Cornerstone exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.

ITEM 7. FINANCIAL STATEMENTS

        The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included on page F-1 through F-29 of this Annual Report on Form 10-KSB:

    Report of Independent Certified Public Accountants on the Financial Statements

    Consolidated Balance Sheets as of December 31, 2001 and 2000

    Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to the directors and executive officers of the Company is set forth under the caption "Proposal I: Election of Directors—Information About Nominees" on pages 4 through 5 of the Company's 2002 Proxy Statement. Such information is incorporated into this report by reference. Information relating to compliance with the reporting requirements of Section 16 (a) of the Securities Exchange Act of 1934, as amended, by the Company's executive officers and directors, persons who own more than ten percent of the Company's common stock and their affiliates who are required to comply with such reporting requirements is set forth in "Introduction—Section 16 (a) Beneficial Ownership Reporting Compliance" on page 3 of the Company's 2002 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 10. EXECUTIVE COMPENSATION

        Information relating to Director compensation is set forth under the caption "Executive Compensation and Other Information" on page 8 of the Company's 2002 Proxy Statement, and information relating to executive compensation is set forth under the caption "Executive Compensation and Other Information" on pages 8 through 12 of the Company's 2002 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information relating to ownership of the Company's common stock by certain persons is set forth under the caption "Introduction—Voting Securities and Principal Holders Thereof" on pages 1 through 3 of the Company's 2002 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to certain transactions between the Company, and its affiliates and certain other persons is set forth under the caption "Certain Relationships and Related Transactions" on page 15 of the 2002 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

        The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description
3.1*	Articles of Incorporation of the Company
3.2*	Bylaws of the Company, as amended
4.	The right of securities holders are defined in the Articles of Incorporation and Bylaws provided in exhibits 3.1 and 3.2 respectively.
10.1**	Cornerstone Statutory-Nonstatutory Stock Option Plan
10.2**	Employment Agreement between Cornerstone Bancshares, Inc. and Gregory B. Jones, dated March 1, 1999.
10.3**	Employment Agreement between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes, dated March 1, 1999.
10.4**	Employment Agreement between Cornerstone Bancshares, Inc. and Jerry D. Lee, dated May 1, 1999.
10.5***	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan
21.†	The sole subsidiary of Cornerstone Bancshares, Inc. is Cornerstone Community Bank, Chattanooga, Tennessee.

*
Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-4, as amended (No. 333-26699).

**
Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-1, as amended (No. 333-96185).

***
Incorporated herein by reference to the company's 2002 Proxy statement.

†
Filed herewith.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC. (Registrant)
Date: ________________________, 2002	By:	/s/ GREGORY B. JONES Gregory B. Jones President and Chief Executive Officer
	By:	/s/ NATHANIEL F. HUGHES Nathaniel F. Hughes EVP & Chief Financial Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2002.

Signature	Title

/s/ EARL A. MARLER, JR. Earl A. Marler, Jr.	Chairman of the Board
/s/ GREGORY B. JONES Gregory B. Jones	President, Chief Executive Officer and Director (principal executive officer and principal financial officer)
/s/ RAMESH V. AMIN Ramesh V. Amin	Director
/s/ RANDY BROOKS Randy Brooks	Director
/s/ B. KENNETH DRIVER B. Kenneth Driver	Director
/s/ KARL FILLAUER Karl Fillauer	Director

/s/ JAMES H. LARGE James H. Large	Director
/s/ LAWRENCE D. LEVINE Lawrence D. Levine	Director
/s/ RUSSELL W. LLOYD Russell W. Lloyd	Director
/s/ DOYCE G. PAYNE Doyce G. Payne	Director
/s/ TURNER SMITH Turner Smith	Director
/s/ BILLY O. WIGGINS Billy O. Wiggins	Director
/s/ MARSHA YESSICK Marsha Yessick	Director

INDEX OF EXHIBITS

Exhibit No.	Description
3.1*	Articles of Incorporation of the Company
3.2*	Bylaws of the Company, as amended (see attached amendment)
4.	The right of securities holders are defined in the Articles of Incorporation and Bylaws provided in exhibits 3.1 and 3.2 respectively.
10.1**	Cornerstone Statutory-Nonstatutory Stock Option Plan
10.2**	Employment Agreement between Cornerstone Bancshares, Inc. and Gregory B. Jones, dated March 1, 1999.
10.3**	Employment Agreement between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes, dated March 1, 1999.
10.4**	Employment Agreement between Cornerstone Bancshares, Inc. and Jerry D. Lee, dated May 1, 1999.
10.5***	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan.
21.†	The sole subsidiary of Cornerstone Bancshares, Inc. is Cornerstone Community Bank, Chattanooga, Tennessee.

*
Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-4, as amended (No. 333-26699).

**
Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-1, as amended (No. 333-96185).

***
Incorporated herein by reference to the company's 2002 Proxy statement.

†
Filed herewith.

Report of Independent Certified Public Accountants
on the Financial Statements

To the Stockholders and
        Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

        We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee
January 18, 2002

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000

	2001	2000
ASSETS
Cash and due from banks	$6,225,038	$4,633,514
Interest-bearing deposits in other banks	1,904,742	—
Federal funds sold	—	2,400,000
Securities available for sale	19,104,781	16,047,715
Securities held to maturity	2,197,015	4,012,414
Federal Home Loan Bank stock, at cost	373,500	350,000
Loans, net of allowance for loan losses	103,832,142	83,431,776
Bank premises and equipment, net	3,730,746	3,391,138
Accrued interest receivable	754,593	849,142
Excess cost over fair value of net assets acquired	2,541,476	2,662,499
Other assets	1,794,215	1,600,557

Total assets	$142,458,248	$119,378,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$14,205,659	$11,924,140
Interest-bearing demand deposits	21,152,107	13,687,959
Savings deposits and money market accounts	15,301,968	10,459,568
Time deposits of $100,000 or more	20,638,274	16,911,729
Time deposits under $100,000	47,851,282	48,266,503

Total deposits	119,149,290	101,249,899
Accrued interest payable	208,843	183,834
Federal funds purchased and securities sold under agreements to repurchase	4,583,525	3,144,291
Federal Home Loan Bank advances	4,000,000	2,000,000
Other liabilities	437,255	282,570

Total liabilities	128,378,913	106,860,594

Stockholders' equity:
Preferred stock—no par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock—$1.00 par value; 2,000,000 shares authorized; shares issued and outstanding; 1,233,167 in 2001 and 1,166,129 in 2000	1,233,167	1,166,129
Additional paid-in capital	12,093,868	11,322,276
Retained earnings (deficit)	476,918	(92,694)
Accumulated other comprehensive income	275,382	122,450

Total stockholders' equity	14,079,335	12,518,161

Total liabilities and stockholders' equity	$142,458,248	$119,378,755

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
INTEREST INCOME
Loans	$8,150,944	$7,977,863	$6,361,554
Investment securities and interest-bearing deposits in other banks	1,260,705	1,382,448	1,146,591
Federal funds sold	168,433	61,282	179,324

Total interest income	9,580,082	9,421,593	7,687,469

INTEREST EXPENSE
Time deposits of $100,000 or more	1,116,118	955,612	884,435
Other deposits	3,251,454	3,226,911	2,662,507
Federal funds purchased and securities sold under agreements to repurchase	61,795	198,722	22,500
Federal Home Loan Bank advances	112,738	1,093	—
Other	—	—	74,043

Total interest expense	4,542,105	4,382,338	3,643,485

Net interest income before provision for loan losses	5,037,977	5,039,255	4,043,984
Provision for loan losses	435,000	559,700	855,000

Net interest income after provision for loan losses	4,602,977	4,479,555	3,188,984

NONINTEREST INCOME
Service charges	637,123	502,504	486,898
Other noninterest income	54,812	54,774	47,324
Net gains from sale of loans and securities	197,645	107,905	50,620

Total noninterest income	889,580	665,183	584,842

NONINTEREST EXPENSES
Salaries and employee benefits	2,236,728	2,173,199	2,114,951
Net occupancy and equipment expense	314,298	293,971	225,435
Other operating expenses	1,998,906	1,992,887	2,106,842

Total noninterest expenses	4,549,932	4,460,057	4,447,228

Income (loss) before income tax expense (benefit)	942,625	684,681	(673,402)
Income tax expense (benefit)	373,013	322,557	(260,279)

Net income (loss)	$569,612	$362,124	$(413,123)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$.47	$.31	$(0.39)
Diluted	.46	.30	(0.39)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000 and 1999

	Comprehensive Income	Total Stockholders' Equity	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income
BALANCE, December 31, 1998		$10,024,287	$1,009,461	$9,017,430	$(41,695)	$39,091
Redemption of common stock		(270,928)	(19,352)	(251,576)	—	—
Issuance of common stock		2,568,588	176,020	2,392,568	—	—
Increase in redeemable common stock		(29,688)	—	(29,688)	—	—
Comprehensive income:
Net loss	$(413,123)	(413,123)	—	—	(413,123)	—
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(222,381)	(222,381)	—	—	—	(222,381)

Total comprehensive loss	$(635,504)

BALANCE, December 31, 1999		11,656,755	1,166,129	11,128,734	(454,818)	(183,290)
Issuance of common stock		193,542	—	193,542	—	—
Comprehensive income:
Net income	$362,124	362,124	—	—	362,124	—
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale, net of reclassification adjustment	305,740	305,740	—	—	—	305,740

Total comprehensive income	$667,864

BALANCE, December 31, 2000		$12,518,161	$1,166,129	$11,322,276	$(92,694)	$122,450
Issuance of common stock		838,630	67,038	771,592	—	—
Comprehensive income:
Net income	$569,612	569,612	—	—	569,612	—
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale, net of reclassification adjustment	152,932	152,932	—	—	—	152,932

Total comprehensive income	$722,544

BALANCE, December 31, 2001		$14,079,335	$1,233,167	$12,093,868	$476,918	$275,382

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$569,612	$362,124	$(413,123)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	399,045	347,566	309,842
Provision for loan losses	435,000	559,700	855,000
Federal Home Loan Bank stock dividend	(23,500)	—	—
Gains on sales of securities available for sale and loans	(197,645)	(107,905)	(50,620)
Deferred income taxes	52,877	76,090	119,294
Proceeds from sales of loans held for sale	15,932,920	5,645,356	4,267,333
Originations of loans held for sale	(15,817,449)	(5,562,949)	(4,216,713)
Changes in other operating assets and liabilities:
Accrued interest receivable	94,546	(192,983)	(17,718)
Accrued interest payable	25,009	(6,036)	(80,764)
Other assets and liabilities	(69,086)	603,756	(298,644)

Net cash provided by operating activities	1,401,329	1,724,719	473,887

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investment security transactions:
Securities available for sale	5,607,875	1,791,570	4,904,263
Securities held to maturity	1,797,499	1,687,329	3,323,155
Purchase of securities available for sale	(8,373,659)	(4,403,171)	(9,246,955)
Net increase in loans	(21,505,706)	(13,621,136)	(771,662)
Purchase of bank premises and equipment	(620,074)	(1,496,731)	(369,322)
Proceeds from sale of other real estate	611,748	803,995	153,326

Net cash used in investing activities	(22,482,317)	(15,238,144)	(2,007,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	17,899,391	9,904,272	(6,665,981)
Increase in federal funds purchased and securities sold under repurchase agreements	1,439,233	964,928	2,179,363
Proceeds from borrowings on debt	2,000,000	2,000,000	—
Principal paid on notes payable	—	—	(1,250,000)
Redemption of common stock	—	(237,504)	(270,928)
Issuance of common stock	838,630	193,542	2,568,588

Net cash provided by (used in) financing activities	22,177,254	12,825,238	(3,438,958)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,096,266	(688,187)	(4,972,266)
CASH AND CASH EQUIVALENTS, beginning of year	7,033,514	7,721,701	12,693,967

CASH AND CASH EQUIVALENTS, end of year	$8,129,780	$7,033,514	$7,721,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$4,517,096	$4,388,107	$3,724,249
Cash paid during the period for taxes	388,262	210,000	44,403

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$863,092	$1,015,151	$545,929
Increase in redeemable common stock	—	—	29,688

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

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

Principles of consolidation:

        The consolidated financial statements include the accounts of the Company, the Bank and the Bank's two wholly-owned subsidiaries CCB Agency, Inc. and CCB Financial Services, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Excess cost over fair value of net assets acquired:

        The excess cost over fair value of net assets acquired represents the excess of the cost of the investment in the Bank over the underlying net assets of the Bank at the date of acquisition. The excess cost over fair value of net assets acquired is being amortized over 25 years using the straight-line method. Amortization expense for the years ended December 31, 2001, 2000 and 1999, amounted to $121,023, $114,753 and $111,473, respectively.

        The Company will adopt the provisions of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangibles in 2002. Management does not believe the adoption will have a material effect on the Company's financial condition.

Use of estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

        The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions.

        While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Investment securities:

        Debt securities are classified as held to maturity when the Bank has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

        Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

        Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

        Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees.

        Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

        Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

Allowance for loan losses:

        The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Premises and equipment:

        Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line and the declining balance methods based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Other real estate owned:

        Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Income taxes:

        Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files consolidated income tax returns with its subsidiary.

Statements of cash flows:

        The Bank considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Reclassifications:

        Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation.

Note 2. Securities

        Securities have been classified in the balance sheet according to management's intent as either securities held to maturity or securities available for sale.

        The amortized cost and approximate market value of securities at December 31, 2001 and 2000, is as follows:

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities available for sale:
Securities of U.S. Government agencies and corporations	$12,578,627	$443,804	$(15,360)	$13,007,071
State and municipal securities	949,658	6,771	(42,300)	914,129
Mortgage-backed securities	5,159,249	29,364	(5,032)	5,183,581

	$18,687,534	$479,939	$(62,692)	$19,104,781

Securities held to maturity:
Mortgage-backed securities	$2,197,015	$29,803	$(2,097)	$2,224,721

	2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities available for sale:
Securities of U.S. Government agencies and corporations	$12,108,747	$181,060	$(5,495)	$12,284,312
State and municipal securities	125,000	6,724	—	131,724
Mortgage-backed securities	3,628,439	21,380	(18,140)	3,631,679

	$15,862,186	$209,164	$(23,635)	$16,047,715

Securities held to maturity:
Securities of U.S. Government agencies and corporations	$199,760	$—	$(57)	$199,703
Mortgage-backed securities	3,812,654	8,836	(11,203)	3,810,287

	$4,012,414	$8,836	$(11,260)	$4,009,990

        At December 31, 2001 and 2000, securities with a carrying value of approximately $15,519,000 and $12,816,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2001 and 2000, the carrying amount of securities pledged to secure repurchase agreements was approximately $3,684,477 and $6,226,000, respectively.

        The amortized cost and estimated market value of securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$998,320	$1,022,388	$181,869	$183,477
Due from one year to five years	8,713,558	9,121,487	259,497	263,738
Due from five years to ten years	3,229,294	3,236,664	267,875	276,533
Due after ten years	5,746,362	5,724,242	1,487,774	1,500,973

	$18,687,534	$19,104,781	$2,197,015	$2,224,721

        For the years ended December 31, 2001 and 2000, proceeds from sales of securities available for sale amounted to $2,104,740 and $1,020,625, respectively. The Bank had gross realized gains of $83,703 in 2001 and $25,498 in 2000. There were no gross realized losses in 2001 and 2000. There were no sales of securities available for sale in 1999.

Note 3. Loans and Allowance for Loan Losses

        At December 31, 2001 and 2000, the Bank's loans consist of the following (in thousands):

	2001	2000
Mortgage loans on real estate:
Residential 1-4 family	$25,768	$18,666
Residential multifamily (5 or more)	5,920	3,133
Commercial	28,605	25,496
Construction	13,190	9,976
Second mortgages	3,542	3,295
Equity lines of credit	1,534	2,130

	78,559	62,696

Commercial loans	20,425	16,209

Consumer installment loans:
Personal	5,810	5,354
Credit cards	360	315

	6,170	5,669

	105,154	84,574
Less: Allowance for loan losses	(1,322)	(1,142)

Loans, net	$103,832	$83,432

        A summary of transactions in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999, is as follows:

	2001	2000	1999
Balance, beginning of year	$1,141,869	$1,001,809	$1,400,000
Provision for loan losses	435,000	559,700	855,000
Loans charged-off	(403,417)	(661,930)	(1,512,047)
Recoveries of loans previously charged-off	148,700	242,290	258,856

Balance, end of year	$1,322,152	$1,141,869	$1,001,809

        The Bank's only significant concentration of credit at December 31, 2001, occurred in real estate loans which totaled approximately $78,559,000. While real estate loans accounted for 76 percent of total loans, these loans were primarily residential development and construction loans, residential mortgage loans, and commercial loans secured by commercial properties. Substantially all real estate loans are secured by properties located in Tennessee.

        In the normal course of business, the Bank makes loans to executive officers and directors and their affiliates of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Loans to executive officers, principal shareholders, and directors and their affiliates were approximately $1,395,000 and $1,470,000 at December 31, 2001 and 2000, respectively.

        Impaired loans without a valuation allowance were insignificant in relation to the Bank's loan portfolio at December 31, 2001 and 2000.

        Interest income recognized on impaired loans was insignificant to total interest income on loans for each of the years ending December 31, 2001, 2000 and 1999.

Note 4. Bank Premises and Equipment

        A summary of bank premises and equipment at December 31, 2001 and 2000, is as follows:

	2001	2000
Land	$1,625,568	$1,183,278
Buildings and improvements	1,806,768	1,744,601
Furniture, fixtures and equipment	1,294,954	1,239,284

	4,727,290	4,167,163
Accumulated depreciation	(996,544)	(776,025)

	$3,730,746	$3,391,138

        Depreciation expense for the years ended December 31, 2001, 2000 and 1999, amounted to $259,483, $221,905 and $161,589, respectively.

        Certain bank facilities and equipment are leased under various operating leases. Total rent expense for the years ended December 31, 2001, 2000 and 1999, was $113,571, $144,080, and $108,863, respectively.

        Future minimum rental commitments under noncancelable leases are as follows:

2002	$89,628
2003	71,520
2004	55,904
2005	6,172

Total	$223,224

Note 5. Time Deposits

        At December 31, 2001, the scheduled maturities of time deposits are as follows:

2002	$51,383,095
2003	10,924,917
2004	4,553,319
2005	1,357,177
Thereafter	271,048

Total	$68,489,556

Note 6. Income Taxes

        The Company files consolidated income tax returns with its subsidiary. Under the terms of a tax-sharing agreement, the subsidiary's allocated portion of the consolidated tax liability is computed as if it was reporting income and expenses to the Internal Revenue Service as a separate entity.

        Income tax expense (benefit) in the statement of operations for the years ended December 31, 2001, 2000 and 1999, consists of the following:

	2001	2000	1999
Current tax expense (benefit)	$320,136	$246,467	$(379,573)
Deferred tax expense (benefit) related to:
Provision for loan losses	(18,679)	(24,513)	235,688
Net operating loss carryforward	26,700	58,981	(85,681)
Other	44,856	41,622	(30,713)

Income tax expense (benefit)	$373,013	$322,557	$(260,279)

        The income tax expense (benefit) is different from the expected tax expense (benefit) computed by multiplying income before income tax expense (benefit) by the statutory federal income tax rates. The reasons for this difference are as follows:

	2001	2000	1999
Expected tax at statutory rates	$320,492	$232,792	$(228,956)
Increase (decrease) resulting tax effect of:
State income taxes, net of federal tax benefit	37,328	27,387	(26,667)
Nondeductible amortization	45,989	43,606	37,082
Other	(30,796)	18,772	(41,738)

Income tax expense (benefit)	$373,013	$322,557	$(260,279)

        At December 31, 2000, the Company had net operating loss carryforwards for state tax purposes of approximately $445,000. Such net operating loss carryforwards were utilized in 2001.

        As of December 31, 2001, deferred tax assets recognized for deductible temporary differences totaled approximately $362,000 and deferred tax liabilities for taxable temporary differences totaled approximately $188,000.

Note 7. Federal Home Loan Bank Advances

        The Bank has two agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide convertible fixed rate advances to the Bank in an amount up to $4,000,000. All of the Bank's loans secured by first mortgages on one to four family residential properties are pledged as collateral for these advances based upon an agreement to maintain a collateral to loan ratio of 150%.

        At December 31, 2001 and 2000, FHLB advances consist of the following:

	2001	2000
Long-term advance dated December 27, 2000, requiring monthly interest payments, fixed at 5.00% until December 2002, principal due in December 2010	$2,000,000	$2,000,000
Long-term advance dated November 1, 2001, requiring monthly interest payments, fixed at 3.94% until November 2006, principal due in November 2011	2,000,000	—

	$4,000,000	$2,000,000

        During the fixed rate term of the above advances, the advances may be prepaid subject to a prepayment penalty as defined in the agreements. The FHLB has the right to convert the fixed rate on the above advances at the end of the initial fixed rate period and on a quarterly basis thereafter. If the conversion option is exercised, the advances will bear interest at the three-month London Interbank Offered Rate (LIBOR) adjusted quarterly at a spread of zero basis points to the LIBOR index. Subsequent to any conversion, the Bank has the option to prepay the advances, in full or in part, without penalty on the conversion date or any subsequent quarterly repricing date.

Note 8. Employee Benefit Plan

        The Bank has a 401(k) employee benefit plan covering substantially all employees who have completed at least one year of service and met minimum age requirements. The amount of employer contribution is computed annually under a defined formula based primarily on the employees' salaries. The maximum employer required contribution to the plan is 3 percent of the employees' annual salaries. Any additional contribution to the plan is determined at the discretion of the Board of Directors. For the years ended December 31, 2001, 2000 and 1999, total contributions to the plan were $14,752, $12,851, and $13,863, respectively.

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

        At December 31, 2001, commitments under standby letters of credit and undisbursed loan commitments aggregated approximately $11,656,000. The Bank's credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

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

Investment securities:

        The fair value of investment securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

Federal Home Loan Bank stock:

        The carrying amount of Federal Home Loan Bank stock approximates fair value based on the stock redemption provisions of the Federal Home Loan Bank

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

Deposits:

        The fair value of deposits with no stated maturity, such as demand deposits, money market accounts, and savings deposits, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

        Federal funds purchased and securities sold under agreements to repurchase:

        The estimated value of these liabilities, which are extremely short term, approximates their carrying value.

Federal Home Loan Bank advances:

        The carrying amount of FHLB advances approximates its fair value.

        The carrying amount and estimated fair value of the Company's financial instruments at December 31, 2001 and 2000, are as follows (in thousands):

	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$6,225	$6,225	$4,634	$4,634
Interest-bearing deposits in other books	1,905	1,905	—	—
Federal funds sold	—	—	2,400	2,400
Investment securities	21,302	21,330	20,060	20,058
Federal Home Loan Bank stock	374	374	350	350
Net loans	103,832	103,319	83,432	83,979
	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Noninterest-bearing demand deposits	$14,206	$14,206	$11,924	$11,924
Interest-bearing demand deposits	21,152	21,152	13,688	13,687
Savings deposits and money market accounts	15,302	15,302	10,460	10,460
Time deposits	68,490	69,674	65,178	64,987
Federal funds purchased and securities sold under agreements to repurchase	4,584	4,584	3,144	3,144
Federal Home Loan Bank advances	4,000	4,000	2,000	2,000

Note 11. Contingencies

        During 1999, a complaint was filed against the Bank alleging that the Bank wrongfully honored the presentment of a series of checks drawn upon Plaintiff's account over an eight-month period by a person or persons unauthorized to draw or endorse checks amounting to $403,065. The Bank has filed claims under its forgery bond insurance policy and the insurance company is aggressively defending the Bank against the allegations.

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

        Although no assurance can be given with respect to the ultimate outcome of these lawsuits, management believes that the allegations against the Bank are without merit and should not have a material adverse effect on the consolidated financial condition of the Company or the financial condition of the Bank. Accordingly, no provision for this matter has been made in the Company's consolidated financial statements.

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

At December 31, 2001, the remaining contractual life of outstanding options was 4.5 years. A summary of the status of this plan is presented below:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	130,000	$10.00	140,000	$10.00	150,000	$10.00
Granted	—	—	—	—	—	—
Forfeited	—	—	(10,000)	10.00	(10,000)	10.00

Outstanding at end of year	130,000	$10.00	130,000	$10.00	140,000	$10.00

        The Company also has a stock option plan under which officers and employees can be granted stock options to purchase up to 55,000 shares of the Company's common stock. The stock options vest at 30 percent on the second and third anniversary of the grant date and 40 percent on the fourth anniversary. The initial grants of stock options occurred in 1999 and at December 31, 2001, 4,950 stock options were eligible for exercising. A summary of the status of this plan is presented below:

	2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	36,200	$13.92	16,500	$15.00
Granted	18,800	13.00	20,700	13.00
Exercised	—	—	—	—
Forfeited	—	—	(1,000)	—

Outstanding at end of year	55,000	$13.60	36,200	$13.92

        The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock option plan for officers and employees. Accordingly, no compensation cost has been recognized for its fixed price stock option plan. Compensation costs for the Company's stock option plan for officers and employees were insignificant for the years ended December 31, 2001 and 2000.

        A stock warrant was issued with each of the 590,130 original shares of the Company's common stock which entitles each stockholder to purchase an additional share of the Company's common stock at a specified price. At December 31, 2001 and 2000, warrants for the purchase of 166,767 shares were outstanding. The exercise price was $12.00 per share until February 1999 and is $15.00 per share thereafter. During a certain period of 1999, the Company offered warrants at $13.00. If not exercised, such warrants will expire five years after issuance and all of the warrants expired in 2001.

Note 14. Regulatory Matters

        The Bank is subject to various regulatory capital requirements administered by the Tennessee Department of Financial Institutions and the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The

Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's prompt corrective action category for bank capital.

        The Bank's actual capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total capital (to risk-weighted assets)	$12,226	12.0%	$8,171	8.0%
Tier I capital (to risk-weighted assets)	10,949	10.7%	4,085	4.0%
Tier I capital (to average assets)	10,949	8.3%	5,272	4.0%
As of December 31, 2000:
Total capital (to risk-weighted assets)	$10,674	11.9%	$7,154	8.0%
Tier I capital (to risk-weighted assets)	9,556	10.7%	3,577	4.0%
Tier I capital (to average assets)	9,556	8.4%	9,115	8.0%

Note 15. Other Comprehensive Income

        Other comprehensive income consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income and the related tax effects for the years ended December 31, 2001, 2000 and 1999, is as follows:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Year ended December 31, 2001:
Unrealized holding gains and losses arising during the period	$330,372	$(125,541)	$204,831
Less reclassification adjustment for gains realized in net income	83,703	(31,804)	51,899

	$246,669	$(93,737)	$152,932

Year ended December 31, 2000:
Unrealized holding gains and losses arising during the period	$518,627	$(197,078)	$321,549
Less reclassification adjustment for gains realized in net income	25,498	(9,689)	15,809

	$493,129	$(187,389)	$305,740

Year ended December 31, 1999:
Unrealized holding gains and losses arising during the period	$(358,679)	$136,298	$(222,381)
Less reclassification adjustment for gains realized in net income	—	—	—

	$(358,679)	$136,298	$(222,381)

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

        Earnings per common share have been computed based on the following:

	2001	2000	1999
Net income (loss)	$569,612	$362,124	$(413,123)
Less: Preferred stock dividends	—	—	—

Net income (loss) applicable to common stock	$569,612	$362,124	$(413,123)

Average number of common shares outstanding	1,219,729	1,166,129	1,069,411
Effect of dilutive stock options and warrants	30,000	30,000	—

Average number of common shares outstanding used to calculate diluted earnings per common share	1,249,729	1,196,129	1,069,411

Note 17: Quarterly Data (unaudited)

	Years Ended December 31,
	2001				2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$2,433,822	$2,389,044	$2,352,459	$2,404,757	$2,438,482	$2,452,205	$2,354,441	$2,176,465
Interest expense	1,016,047	1,093,308	1,180,476	1,252,274	1,228,295	1,156,391	1,048,185	949,467

Net interest income, before provisions for loan losses	1,417,775	1,295,736	1,171,983	1,152,483	1,210,187	1,295,814	1,306,256	1,226,998
Provision for loan losses	85,000	80,000	104,500	165,500	55,200	90,000	256,000	158,500

Net interest income, after provision for loan losses	1,332,775	1,215,736	1,067,483	986,983	1,154,987	1,205,814	1,050,256	1,068,498
Noninterest income	210,705	192,333	221,206	265,336	183,816	184,089	137,687	159,591
Noninterest expenses	1,092,069	1,085,407	1,191,771	1,180,685	1,063,230	1,120,293	1,173,644	1,102,890

Income before income taxes	451,411	322,662	96,918	71,634	275,573	269,610	14,299	125,199
Income tax expense	181,816	140,901	12,046	38,250	135,679	144,500	18,154	24,224

Net income (loss)	$269,595	$181,761	$84,872	$33,384	$139,894	$125,110	$(3,855)	$100,975

Earnings per common share:
Basic	$0.22	$0.15	$0.07	$0.03	$0.12	$0.11	$—	$0.08

Diluted	$0.22	$0.14	$0.07	$0.03	$0.12	$0.10	$—	$0.08

Report of Independent Certified Public Accountants on Accompanying Information

To the Stockholders and
        Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

        Our report on our audits of the basic financial statements of Cornerstone Bancshares, Inc. and subsidiary for 2001, 2000 and 1999 appears on page 1. Those audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information shown on pages 28 and 29 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations, and cash flows of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee
January 18, 2002

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET
December 31, 2001

	Cornerstone Community Bank	Cornerstone Bancshares, Inc.	Eliminations	Consolidated
ASSETS
Cash and due from banks	$6,225,038	$312,598	$312,598	$6,225,038
Interest-bearing deposits in other banks	1,904,742	—	—	1,904,742
Securities available for sale	19,104,781	—	—	19,104,781
Securities held to maturity	2,197,015	—	—	2,197,015
Federal Home Loan Bank stock, at cost	373,500	—	—	373,500
Loans, net of allowance for loan losses	103,832,142	—	—	103,832,142
Bank premises and equipment, net	3,730,746	—	—	3,730,746
Accrued interest receivable	754,593	—	—	754,593
Excess cost over fair value of net assets acquired	—	2,541,476	—	2,541,476
Other assets	1,794,215	—	—	1,794,215
Investment in subsidiary	—	11,224,037	11,224,037	—

Total assets	$139,916,772	$14,078,111	$11,536,635	$142,458,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$14,518,257	$—	$312,598	$14,205,659
Interest-bearing demand deposits	21,152,107	—	—	21,152,107
Savings deposits and money market accounts	15,301,968	—	—	15,301,968
Time deposits of $100,000 or more	20,638,274	—	—	20,638,274
Time deposits under $100,000	47,851,282	—	—	47,851,282

Total deposits	119,461,888	—	312,598	119,149,290
Accrued interest payable	208,843	—	—	208,843
Federal funds purchased and securities sold under agreements to repurchase	4,583,525	—	—	4,583,525
Federal Home Loan Bank advances	4,000,000	—	—	4,000,000
Other liabilities	438,479	(1,224)	—	437,255

Total liabilities	128,692,735	(1,224)	312,598	128,378,913

Stockholders' equity:
Preferred stock	—	—	—	—
Common stock	590,130	1,233,167	590,130	1,233,167
Additional paid-in capital	—	12,093,868	—	12,093,868
Surplus	8,762,448	—	8,762,448	—
Retained earnings	1,596,077	476,918	1,596,077	476,918
Accumulated other comprehensive income	275,382	275,382	275,382	275,382

Total stockholders' equity	11,224,037	14,079,335	11,224,037	14,079,335

Total liabilities and stockholders' equity	$139,916,772	$14,078,111	$11,536,635	$142,458,248

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATING STATEMENT OF INCOME
Year Ended December 31, 2001

	Cornerstone Community Bank	Cornerstone Bancshares, Inc.	Eliminations	Consolidated
INTEREST INCOME
Loans	$8,150,944	$—	$—	$8,150,944
Investment securities and interest-bearing deposits in other banks	1,260,587	118	—	1,260,705
Federal funds sold	168,433	—	—	168,433

Total interest income	9,579,964	118	—	9,580,082

INTEREST EXPENSE
Time deposits of $100,000 or more	1,116,118	—	—	1,116,118
Other deposits	3,251,454	—	—	3,251,454
Federal funds purchased and securities sold under agreements to repurchase	61,795	—	—	61,795
Federal Home Loan Bank advances	112,738	—	—	112,738

Total interest expense	4,542,105	—	—	4,542,105

Net interest income before provision for loan losses	5,037,859	118	—	5,037,977
Provision for loan losses	435,000	—	—	435,000

Net interest income after provision for loan losses	4,602,859	118	—	4,602,977

NONINTEREST INCOME
Service charges	637,123	—	—	637,123
Other noninterest income	54,812	—	—	54,812
Net gains from sale of loans and securities	197,645	—	—	197,645
Equity in subsidiary's earnings	—	793,484	(793,484)	—

Total noninterest income	889,580	793,484	(793,484)	889,580

NONINTEREST EXPENSES
Salaries and employee benefits	2,236,728	—	—	2,236,728
Net occupancy and equipment expense	314,298	—	—	314,298
Other operating expenses	1,720,013	278,893	—	1,998,906

Total noninterest expenses	4,271,039	278,893	—	4,549,932

Income before income tax expense (benefit)	1,221,400	514,709	(793,484)	942,625
Income tax expense (benefit)	427,916	(54,903)	—	373,013

Net income	$793,484	$569,612	$(793,484)	$569,612

QuickLinks

CORNERSTONE BANCSHARES, INC. Annual Report on Form 10-KSB For the Fiscal Year Ended December 31, 2001
Table of Contents
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  ITEM 7. FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
  INDEX OF EXHIBITS