Form 10QSB
period 2002-03-31
CORNERSTONE BANCSHARES INC
filed 2002-05-09
CIK 1038773

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number  000-30497

CORNERSTONE BANCSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Tennessee	62-1175427
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5319 Highway 153

Chattanooga, Tennessee 37343

(Address of principal executive offices)

(423) 385-3000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on March 31, 2002 was approximately $17,880,921.  There were 1,233,167 shares of Common Stock outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format (check one) :

                Yes  ☐   No  ☒

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CORNERSTONE BANCSHARES, INC.

PRESENTATION OF FINANCIAL INFORMATION

The 2002 financial information in this report has not been audited.  The information included herein should be read in conjunction with the notes to the consolidated financial statements included in the 2001 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone Bancshares, Inc. (“Cornerstone”) in March 2002.  The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

Consolidation

The accompanying consolidated financial statements include the accounts of Cornerstone and its sole subsidiary Cornerstone Community Bank.

Substantially all intercompany transactions, profits and balances have been eliminated.

Accounting Policies

During interim periods, Cornerstone Bancshares follows the accounting policies set forth in its 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. Since December 31, 2001, there have been no changes in any accounting principles or practices, or in the method of applying any such principles or practices except for the adoption of Financial Accounting Standards Board Statement No. 142, Accounting for Goodwill and Other Intangible Assets, as of January 1, 2002.

Interim Financial Data (Unaudited)

In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period.  Results for interim periods are not necessarily indicative of the results to be expected for a full year.

Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (numerator) by the number of common shares outstanding (denominator).  Diluted EPS is computed by dividing income available to common shareholders (numerator) by the adjusted number of shares outstanding (denominator).  The adjusted number of shares outstanding reflects the potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock resulting in the issuance of common stock that share in the earnings of the entity.

Forward-Looking Statements

Certain written and oral statements made by or with the approval of an authorized executive officer of Cornerstone may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995.  Words or phrases such as “should result”, “are expected to”, “we anticipate”, “we estimate, we project” or similar expressions are intended to identify forward-looking statements.  These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from Cornerstone’s historical experience and its present expectations or projections.  These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate fluctuations and the impact of competition.  Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date they are made.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEET	Unaudited		Unaudited
	March 31,	December 31,	March 31,
ASSETS	2002	2001	2001

Cash and due from banks	$3,721,080	$6,225,038	$5,043,997
Due from banks time deposits	—	1,904,742	1,827,797
Federal funds sold	1,400,000	—	6,500,000
Investment securities available for sale	20,426,934	19,104,781	14,805,418
Investment securities held to maturity	1,784,250	2,197,015	3,462,998
Federal Home Loan Bank stock	378,600	373,500	354,300
Loans, less allowance for loan loss	101,982,950	103,832,142	85,739,411
Premises and equipment, net	3,714,795	3,730,746	3,816,055
Accrued interest receivable	786,651	754,593	766,014
Excess cost over fair value of assets acquired	2,541,476	2,541,476	2,632,243
Other assets	1,736,627	1,794,215	2,238,840

Total assets	$138,473,363	$142,458,248	$127,187,073

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Noninterest-bearing	$13,040,011	$14,205,659	$13,728,232
NOW accounts	23,166,767	21,152,107	16,792,291
Savings deposits and money market accounts	17,688,247	15,301,968	10,601,907
Time deposits of $100,000 or more	17,982,488	20,638,274	20,426,463
Time deposits of less than $100,000	44,342,401	47,851,282	47,307,566
Total deposits	116,219,914	119,149,290	108,856,459
Federal funds purchased and securites sold under agreement to repurchase	1,303,466	4,583,525	2,317,015
Federal Home Loan Bank Advance	6,000,000	4,000,000	2,000,000
Accrued interest payable	114,346	208,843	189,276
Other liabilities	584,777	437,255	392,402

Total Liabilities	124,222,503	128,378,913	113,755,152

Stockholders' Equity
Common stock	1,233,167	1,233,167	1,228,167
Additional paid-in capital	12,093,867	12,093,868	12,033,867
Retained Earnings (deficit)	689,793	476,918	(59,310)
Accumulated other comprehensive income	234,033	275,382	229,197

Total Stockholders' Equity	14,250,860	14,079,335	13,431,921

Total liabilities and stockholders equity	$138,473,363	$142,458,248	$127,187,073

CONSOLIDATED STATEMENTS OF INCOME	Unaudited
	Three months ended
	March 31,
	2002	2001
INTEREST INCOME
Interest and fees on loans	$2,001,746	$2,017,467
Interest on investment securities	286,214	297,881
Interest on federal funds sold	4,133	55,171
Interest on other earning aseets	3,522	34,238
Total interest income	2,295,615	2,404,757

INTEREST EXPENSE
Now accounts	63,695	60,442
Money market accounts	57,399	64,953
Savings accounts	16,426	29,391
Time deposits of less than $100,000	469,382	742,169
Time deposits of $100,000 or more	200,326	303,115
Federal funds purchased	6,767	—
Securities sold under agreements to repurchase	4,119	27,546
Federal Home Loan Bank Advance	52,116	24,658
Total interest expense	870,230	1,252,274

Net interest income before the provision for loan losses	1,425,385	1,152,483
Provision for loan losses	115,000	165,500
Net interest income after the provision for loan losses	1,310,385	986,983

NONINTEREST INCOME
Service charges on deposit accounts	121,079	106,398
Net securities gains (losses)	—	83,705
Other income	102,668	75,232
Total noninterest income	223,747	265,335

NONINTEREST EXPENSE
Salaries and employee benefits	622,897	553,518
Occupancy and equipment expense	177,546	132,237
Other operating expense	380,814	494,930
Total noninterest expense	1,181,257	1,180,685

Income before provision for income taxes	352,875	71,633
Provision for income taxes	140,000	38,250

NET INCOME	$212,875	$33,383

Basic net income per common share	$0.17	$0.03
Diluted net income per common share	0.17	0.03
Dividends declared per common share	—	—

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31
	2002	2001

Cash flows from operating activities:
Net income	$212,875	$33,383
Adjustments to reconcile net income to net cash provided by operating actvities:
Provision for loan losses	$115,000	$165,500
Net Charge-offs	(143,800)	(102,878)
Depreciation and amortization	70,320	103,845
Accrued interest receivable	(32,058)	83,128
Accrued interest payable	(94,497)	5,442
Changes in other assets and liabilities	205,111	(528,451)
Net cash provided by (used in) operating activities	332,949	(240,030)

Cash flows from investing activities:
Purchase of investment securities: AFS	(1,995,625)	(1,998,438)
Purchase of investment securities: HTM	—	—
Proceeds from security transactions: AFS	619,279	3,250,533
Proceeds from security transactions: HTM	412,557	606,812
Purchase of due from banks time deposits	1,904,742	(1,827,798)
Net increase in loans	1,877,992	(2,370,257)
Purchase of bank premises and equipment	(46,417)	(203,253)
Net cash provided by (used in) investing activities	2,772,528	(2,542,400)

Cash flows from financing activities:
Net increase in deposits	(2,929,377)	7,606,560
Net increase in securities sold under agreements to repurchase	(3,280,059)	(827,276)
Net increase of FHLB advances	2,000,000	—
Issuance of common stock	—	513,629
Net cash provided by (used in) financing activities	(4,209,436)	7,292,913

Net increase in cash and cash equivalents	(1,103,958)	4,510,483

Cash and cash equivalents beginning of period	6,225,038	7,033,514
Cash and cash equivalents end of period	$5,121,080	$11,543,997

Cornerstone Bancshares, Inc and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity

March 31, 2002

					Accumulated
			Additional	Retained	Other	Total
	Comprehensive	Common	Paid-in	Earnings	Comprehensive	Stockholders'
	Income	Stock	Capital	(Deficit)	Income	Equity

BALANCE, December 31, 2001		1,233,167	12,093,868	476,918	275,382	14,079,335

Redemption of Common Stock		—	—			—

Issuance of Common Stock		—	—			—

Comprehensive Income:

Net Income	212,875			212,875		212,875

Other comprehensive income, net of tax: Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(41,349)				(41,349)	(41,349)

Total comprehensive income	171,526

BALANCE, March 31, 2002		1,233,167	12,093,868	689,793	234,033	14,250,860

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Cornerstone Bancshares, Inc. (“Cornerstone” or the “Bank”) reported net income for the first three months ending March 31, 2002 of $212,875, or $0.17 basic earnings per share, compared to $33,383 or $0.03 basic earnings per share, for the same period in 2001.  The increase in earnings represents a 537.7% increase from the first three months of 2001 compared to the first three months of 2002. Cornerstone ended the first three months of 2002 with total assets of $138 million, a 2.8% decrease from December 31, 2001, and an 8.87% increase from March 31, 2001.

The increase in net income from the first three months of 2001 to the same period in 2002 is due primarily to the Bank’s ability to grow its net interest income while holding non-interest expense constant.  The Bank’s net-interest income increased $273 thousand or 23.7% over the net interest income for same period in 2001.  The increase in net-interest income is a direct result of the general decrease in all categories of deposit expense, as well as a change in the Bank’s deposit mix.  Total deposit expense decreased $382 thousand of which interest expense for certificates of deposit decreased $376 thousand or 97.3% of the total decrease from the same period in 2001.  Total interest income decreased by $109 thousand as earning assets grew to offset the majority of the decrease in interest rates.  This strong decrease in interest expense was the result of a record 400 basis point decrease in federal funds rates in 2001 by the Federal Reserve. During the first quarter of 2002 the Bank’s certificates of deposits repriced from the mid 5.0% range to the mid 2.0% range, while assets that could have repriced had already done so earlier in 2001. These factors allowed the Bank to increase its net interest margin for the first quarter of 2002 compared to the first quarter of 2001 and bodes well for the remainder of 2002.  Another factor behind the favorable net interest income situation is the reduction of the percentage mix of certificates of deposit to total deposits.  Certificates of deposit are the Bank’s most expensive source of funds besides capital and the Bank has succeeded in replacing certificates of deposit with less costly transaction accounts.  The Bank’s percentage of certificates of deposits to total deposits has decreased steadily from 62.2% as of March 31, 2001 to 57.4% as of December 31, 2001 to 53.5% as of March 31, 2002.  The majority of the certificates of deposits were replaced by interest bearing transaction accounts that increased 38.0% from March 31, 2001 to March 31, 2002.  This outcome is a direct result of the Bank’s focus on core customer relationships, which bring low cost deposits and quality loans to the balance sheet, and continues to remain a top priority for the Bank.

The Bank’s Non-interest income for the first three months of 2002 experienced a decrease of $42 thousand compared with the same period in 2001.  However, with the elimination of the nonrecurring security gain taken in the first quarter of 2001, the Bank realized a $42 thousand or a 23.2% increase over the same time period.  While non-interest expense increased by $0.5 thousand or 0.0% in the first quarter of 2002 compared with the first quarter of 2001.

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

Financial Condition

Earning Assets. Average earning assets for the three months ending March 31, 2002, increased $16.6 million, or 15.1%, compared to the three months ending March 31, 2001.  The average balance increase was due to strong loan demand in the third and fourth quarter of 2001 and was funded by growth in core deposits during the same time period.  Management expects average earning assets to continue to increase during the remainder of 2002 and anticipates similar growth in 2003.

Loan Portfolio. Cornerstone’s average loans for the first three months of 2002 were $104.3 million, an increase of $18.9 million or 22.1% from the first three months of 2001, while actual loan balances increased to $103.3 million, an increase of 18.9% above the $86.9 million in loans as of March 2001.  Management anticipates increased loan growth for the remainder of 2002 in both average and actual loan balances.

Investment Portfolio.  Cornerstone’s average investment securities portfolio and federal funds sold decreased by 9.3% or $2.3 million for the three months ending March 31, 2002 compared to the three months ending March 31, 2001, while actual balances decreased $1.5 million or 6.0%. The average and actual decrease in investment securities and federal funds provided a funding source for the Bank’s loan growth.  The Bank has experienced continued prepayments on mortgage-backed securities and recently has shifted its buying efforts to react to the asset/liability management needs of the Bank.  To offset the increase in the percentage of fixed rate loans to total loans the Bank’s investment committee has implemented a buying program which purchases Agency CMO 30-day LIBOR floaters along with 10 to 12 year municipal bonds, which the Bank believes, are well call-protected.  The strategy is based on a 4 to 1 ratio floaters to municipals and takes advantage of the steep yield curve while heavily positioning the Bank to benefit from a very probable increase in interest rates.  The Bank maintains an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value.  Investment objectives include, in order of priority, Gap Management, Liquidity, Pledging, Return, and Local Community Support.  The Bank maintains two classifications of investment securities: “Held to Maturity” (HTM) and “Available for Sale” (AFS).  The “Available for Sale” securities are carried at fair market value, whereas Held to Maturity securities are carried at book value. As of March 31, 2002, net unrealized gains in the Available for Sale portfolio amounted to $354,595 a 2.0% increase in value.

Deposits. Cornerstone’s average deposits increased $11.5 million or 11.1% for the three month period ending March 31, 2002 compared to the same period ending March 31, 2001, while actual deposit balances increased $7.4 million or 6.8%.  The actual deposit growth was concentrated in transaction accounts while certificates of deposit decreased over the same time period.  Management will continue to focus its efforts on attracting core deposits but expects certificates of deposit to increase over the remainder of 2002 as the Bank attempts to fund second and third quarter loan growth with certificates of deposit.  Transaction accounts will continue to be solicited from new and existing customers, and represent one of Cornerstone’s highest priorities and should provide Cornerstone with an increased net interest margin.

Other Liabilities.  During the last quarter of 2001, Cornerstone acquired an additional advance from the Federal Home Loan Bank of Cincinnati (FHLB) which brings the Bank’s borrowings to $6 million.  All of the debt instruments have a maturity of 10 years with call and put options ranging from one to five years.  The management of Cornerstone believes the FHLB provides an inexpensive method to reduce interest rate risk by obtaining longer-term liabilities to match the typically longer termed assets the Bank has on its balance sheet.   FHLB advances are generally below the cost of certificates of deposit.  Management intends to borrow additional funds from the FHLB to offset an increasing number of fixed rate loans being booked due to the historically low interest rates.  It is anticipated that the additional target borrowings will range between $2 and $6 million.

Capital Resources. Stockholders’ average equity increased $1.3 million or 10.1% to $14.2 million for the three months ending March 31, 2002, compared with an average $12.9 million during the same three months ending March 31, 2001.  Actual equity increased $0.8 million or 6.1% from March 31, 2001 to March 31, 2002.  This increase was primarily due to growth of retained earnings of $749 thousand over the twelve month from March 31, 2001 to March 31, 2002.

CONSOLIDATED AVERAGE BALANCE SHEET

INTEREST INCOME / EXPENSE AND YIELD / RATES

Taxable equivalent basis

(in thousands)

	Three months ended March 31,

	2002			2001
Assets	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Loans, net of unearned income	104,282	2,002	7.78%	85,414	2,024	9.61%
Investment securities	20,899	286	5.76%	20,335	326	6.50%
Other earning assets	1,362	8	2.28%	4,216	55	5.31%
Total earning assets	126,543	2,296	7.39%	109,965	2,405	8.87%
Allowance for loan losses	(1,306)			(1,159)
Cash and other assets	12,577			13,055
TOTAL ASSETS	137,814			121,861

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	20,175	64	1.28%	14,183	60	1.73%
Savings deposits	16,448	74	1.82%	10,421	94	3.67%
Time deposits	45,411	469	4.19%	48,021	742	6.27%
Time deposits of $100,000 or more	20,200	200	4.02%	19,481	303	6.31%
Federal funds and securities sold under agreements to repurchase	2,808	11	1.57%	2,505	28	4.46%
Other borrowings	4,844	52	4.36%	2,000	25	5.00%
Total interest bearing liabilities	109,886	870	3.25%	96,611	1,252	5.26%
Net interest spread		1,425			1,152
Noninterest bearing demand deposits	12,853			11,521
Accrued expenses and other liabilities	855			817
Stockholders' equity	14,219			12,912
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	137,814			121,861

Net interest margin on earning assets			4.60%			4.21%

Net interest spread on earning assets			4.14%			3.61%

Results of Operations — Three months ended March 31, 2002 compared to three months ended March 31, 2001

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for the first three months of 2002 increased $272,902 or 23.7% above net interest income before loan loss provision during the first three months of 2001. The increase in net interest income as of March 31, 2002 is primarily due to the material drop in interest expense previously discussed.  The drop was caused by a repricing of certificates of deposit and a change in deposit mix to lower costing transaction accounts.  Net interest margin increased 39 basis points from 4.21% for the first quarter of 2001 to 4.60% for the first quarter of 2002.  Management foresees the margin returning to the 4.75% by the end of the fourth quarter.  Three factors contribute to this net interest margin forecast: First, Cornerstone’s balance sheet is currently positioned to benefit from interest rates increasing over the next nine months.  Variable rate investment securities and loans have been sought to increase rates of interest as the Federal Reserve increases federal funds rates.  Second, transaction accounts from small businesses will continue to be solicited, which intends to continue to reduce the ratio of certificates of deposit to total deposits; and Third, the Bank plans to continue to grow its earning assets as a percentage of total assets.

Interest income decreased $109,142 or 4.5% for the period ended March 31, 2002 compared the same period ended March 31, 2001.  Interest income produced by the loan portfolio decreased $15,721 or 0.8% for the three month period ended March 31, 2002 compared to three month period ended March 31, 2001 due to the general decrease in interest rates, but was largely offset by average loan volume growth during the period.  Management estimates that average balances will continue to increase but plans to restrain origination of these loans to insure quality standards and documentation are maintained.  Interest income on investment securities, federal funds and other investments decreased $11,667 or 3.9% for the three month period ending March 31, 2002 compared to the three month period ended March 31, 2001, due primarily to the movement of the investment securities portfolio from fixed rate instruments to variable rate instruments.

Total interest expense decreased $382,044 or 30.5% from March 31, 2001 to March 31, 2002. The interest expense decrease is the result of decreased interest rates and the reduction of the percentage of certificates of deposit to total deposits from the first quarter 2001 to the first quarter 2002.  In addition, the Bank grew the average balance of deposits 13.7% during the first three months of 2002 compared with the same period of 2001.

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the first three months of 2002 was 4.60%.  The yield on earning assets decreased by 148 basis points to 7.39% for the period ended March 31, 2002 compared to 8.87% for the period ended March 31, 2001.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements.  As a result of the steady repricing of certificates of deposit and the change in the deposit mix during the first three months of 2002, the interest rate spread was 4.14% for the three month-period ending March 31, 2002 compared to 3.61% for the same period ending March 31, 2001, a increase of 53 basis points.

Allowance for Loan Losses. The allowance for possible loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses.  Management believes that the $1.3 million in the allowance for loan loss account at March 31, 2002 reflects the full known extent of the Bank’s credit exposure.  Cornerstone made a $115,000 provision during the first three months of 2002 which was a reduction of $50,500 from the $165,500 provision amount for the first quarter 2001.  Management of the Bank anticipates similar provision amounts for the upcoming quarters of 2002 as the quality of the loan portfolio continues to improve, with the majority of the provision being dedicated to future loan growth.  No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

 Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Bank’s policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of March 31, 2002, Cornerstone had $271,857 in non-accrual loans and $781,876 in non-performing assets versus $128,976 and $1,193,044 respectively at March 31, 2001 or a 34.5% reduction.

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including profits from fee-based services, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income decreased by $41,589 or 15.7% from the first three months of 2001 compared to the first three months of 2002. The only reason there was a decrease was that the Bank took a security gain in January of 2001 in the amount of $83,705.  Once eliminated the Bank’s non-interest income actually increased $42,116 over the same time period. The Bank experienced gains in non-interest income that was broad based in almost every category and was especially strong in secondary market mortgage lending, which was benefited by a low interest rate environment and strong consumer confidence.

Non-interest Expense.  Non-interest expense for the first three months of 2002 increased by $572 or 0.0% as compared to the first three months in 2001.  Salaries and employee benefits increased by $69,379 or 12.5% for the three months ending March 31, 2002 over the same period ending March 31, 2001.  Occupancy and equipment expense as of March 31, 2002 increased by $45,309 or 34.3% over the same period in 2001.  All other operating expenses for the three month period ended March 31, 2002 decreased $114,116 or 23.1% over the non-interest expenses for the same period ended March 31, 2001.

Included in the other operating expense decrease is the first quarter 2002 elimination of the excess cost over fair value of the assets acquired (“goodwill”) amortization expense of $30,547 recorded in the first quarter 2001.  Effective January 1, 2002, Cornerstone adopted the provision of Financial Accounting Standards Board Statement No. 142, Accounting for Goodwill and Other Intangible Assets (“Statement”).  In accordance with the provisions of this statement, Cornerstone’s management and external auditors have determined that the fair value of its recorded goodwill exceeds the carrying value of its goodwill of its recorded goodwill.  Therefore, no adjustment to the carrying value of its goodwill was required in the first quarter 2002 for any impairment loss, as defined in the Statement.

	ALLOWANCE FOR LOAN LOSSES

	2002	2001
Quarter Ending	March 31	December 31,	September 30	June 30	March 31

Balance at beginning of period	1,322,152	1,198,542	1,167,436	1,204,491	1,141,869
Loans charged-off	(205,419)	(38,214)	(65,213)	(184,858)	(115,132)
Loans recovered	61,619	76,824	16,319	43,303	12,254
Net charge-offs (recoveries)	(143,799)	38,610	(48,894)	(141,555)	(102,878)
Provision for loan losses charged to expense	115,000	85,000	80,000	104,500	165,500
Balance at end of period	1,293,352	1,322,152	1,198,542	1,167,436	1,204,491

Allowance for loan losses as a percentage of average loans outstanding for the period	1.240%	1.329%	1.337%	1.339%	1.409%

Allowance for loan losses as a percentage of nonperforming assets and loans 90 days past due outstanding for the period	165.417%	174.063%	218.498%	211.013%	100.959%

Annualized QTD net charge-offs as a percentage of average loans outstanding for the period	-0.552%	0.155%	-0.218%	-0.649%	-0.481%

Annualized YTD net charge-offs as a percentage of average loans outstanding for the period	-0.552%	-0.281%	-0.447%	-0.566%	-0.481%

YTD Average Outstanding Loans	104,281,470	90,680,000	87,484,800	86,384,793	85,465,574

QTD Average Outstanding Loans	104,281,470	99,470,859	89,648,815	87,179,692	85,465,574

Nonperforming assets and loans 90 days past due	781,876	759,581	548,537	553,254	1,193,044

                                PART II — OTHER INFORMATION

Item 1.                    Legal Proceedings

There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank’s business.  In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 2.                    Changes in Securities

N/A

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

Date:       April 10, 2002

                                                                                                Gregory B. Jones, President & CEO

Date:       April 10, 2002

                                                                                                Nathaniel F. Hughes, EVP & CFO