Form 10QSB
period 2002-06-30
CORNERSTONE BANCSHARES INC
filed 2002-08-14
CIK 1038773

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10–QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to

Commission file number  000-30497

CORNERSTONE BANCHSHARES, INC.

(Exact name of small business issuer as specified in its charter)

Tennessee	62-1175427
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on June 30, 2002 was approximately $17,880,922.  There were 1,233,167 shares of Common Stock outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format (check one) :

Yes  ☐                   No ☒

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CORNERSTONE BANCSHARES, INC.

PRESENTATION OF FINANCIAL INFORMATION

The 2002 financial information in this report has not been audited.  The information included herein should be read in conjunction with the notes to the consolidated financial statements included in the 2001 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone Bancshares, Inc. (“Cornerstone”) in March 2002 and the Form 10-QSB for the period ended on March 31, 2002.  The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

Consolidation

The accompanying consolidated financial statements include the accounts of Cornerstone and its subsidiary Cornerstone Community Bank (the “Bank”).

Substantially all intercompany transactions, profits and balances have been eliminated.

Accounting Policies

During interim periods, Cornerstone follows the accounting policies set forth in its 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission. Since December 31, 2001, there have been no changes in any accounting principles or practices, or in the method of applying any such principles or practices except for the adoption of Financial Accounting Standards Board Statement No. 142, Accounting for Goodwill and Other Intangible Assets, as of January 1, 2002.

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

Forward-Looking Statements

Certain written and oral statements made by or with the approval of an authorized executive officer of Cornerstone may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995.  Words or phrases such as “should result,” “are expected to,” “we anticipate,” “we estimate,” “we project” or similar expressions are intended to identify forward-looking statements.  These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from Cornerstone’s historical experience and its present expectations or projections.  These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate fluctuations and the impact of competition.  Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date they are made.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEETS

	Unaudited		Unaudited
	June 30, 2002	December 31, 2001	June 30, 2001
ASSETS

Cash and due from banks	$3,750,057	$6,225,038	$4,722,868
Due from banks time deposits	—	1,904,742	1,842,687
Federal funds sold	6,500,000	—	6,900,000
Investment securities available for sale	20,670,296	19,104,781	13,921,207
Investment securities held to maturity	1,509,507	2,197,015	2,964,373
Federal Home Loan Bank stock	401,400	373,500	360,600
Loans, less allowance for loan loss	99,517,401	103,832,142	85,878,378
Premises and equipment, net	3,640,191	3,730,746	3,836,972
Accrued interest receivable	738,797	754,593	696,888
Excess cost over fair value of assets acquired	2,541,476	2,541,476	2,601,988
Other assets	1,870,621	1,794,215	1,645,309

Total assets	$141,139,746	$142,458,248	$125,371,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$15,528,734	$14,205,659	$13,317,226
NOW accounts	20,621,874	21,152,107	16,656,522
Savings deposits and money market accounts	18,932,064	15,301,968	12,829,439
Time deposits of $100,000 or more	18,470,991	20,638,274	18,468,971
Time deposits of less than $100,000	43,278,104	47,851,282	46,847,566
Total deposits	116,831,768	119,149,290	108,119,723
Federal funds purchased and securites sold under agreement to repurchase	1,139,352	4,583,525	1,111,974
Federal Home Loan Bank Advance	8,000,000	4,000,000	2,000,000
Accrued interest payable	110,798	208,843	168,169
Other liabilities	444,649	437,255	434,824

Total Liabilities	126,526,567	128,378,913	111,834,690

Redeemable common stock	—	—	—

Stockholders’ Equity
Common stock	1,233,167	1,233,167	1,228,667
Additional paid-in capital	12,093,868	12,093,868	12,039,867
Retained Earnings (deficit)	964,083	476,918	25,561
Accumulated other comprehensive income	322,061	275,382	242,485

Total Stockholders’ Equity	14,613,179	14,079,335	13,536,580

Total liabilities and stockholders equity	$141,139,746	$142,458,248	$125,371,271

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
INTEREST INCOME
Interest and fees on loans	$2,047,067	$2,003,190	$4,048,812	$4,020,657
Interest on investment securities	295,678	267,847	581,892	565,728
Interest on federal funds sold	10,204	44,989	14,338	100,161
Interest on other earning aseets	4,517	36,431	8,038	70,669
Total interest income	2,357,465	2,352,458	4,653,080	4,757,215

INTEREST EXPENSE
Interest bearing demand accounts	66,574	69,812	130,269	130,254
Money market accounts	63,883	57,412	121,282	122,365
Savings accounts	17,205	28,266	33,631	57,658
Time deposits of less than $100,000	385,045	698,488	854,427	1,440,657
Time deposits of $100,000 or more	187,951	288,135	388,277	591,249
Federal funds purchased	560	82	7,327	82
Securities sold under agreements to repurchase	3,731	13,350	7,850	40,896
Other borrowings	78,962	24,932	131,078	49,589
Total interest expense	803,911	1,180,477	1,674,141	2,432,750

Net interest income	1,553,554	1,171,982	2,978,939	2,324,465
Provision for loan losses	155,000	104,500	270,000	270,000
Net interest income after the provision for loan losses	1,398,554	1,067,482	2,708,939	2,054,465

NONINTEREST INCOME
Service charges on deposit accounts	134,853	116,399	255,932	222,797
Net securities gains (losses)	—	—	—	83,705
Other income	122,451	104,808	225,119	180,040
Total noninterest income	257,304	221,207	481,051	486,542

NONINTEREST EXPENSE
Salaries and employee benefits	649,094	555,128	1,271,991	1,108,646
Occupancy and equipment expense	130,627	150,576	308,173	282,813
Other operating expense	420,847	486,067	801,661	980,997
Total noninterest expense	1,200,568	1,191,771	2,381,825	2,372,456

Income before provision for income taxes	455,289	96,918	808,164	168,550
Provision for income taxes	180,999	12,046	321,000	50,296

NET INCOME	$274,290	$84,872	$487,165	$118,255

Basic net income per common share	0.22	0.07	0.40	0.10
Diluted net income per common share	0.22	0.07	0.38	0.09
Dividends declared per common share	—	—	—	—

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30

	Unaudited	Unaudited
	2002	2001

Cash flows from operating activities:
Net income	487,165	118,255
Adjustments to reconcile net income (loss) to net cash provided by operating actvities:
Provision for possible loan losses	270,000	270,000
Net Charge-offs	(285,281)	(226,624)
Provision for depreciation and amortization	148,669	209,067
Accrued interest receivable	15,796	152,254
Accrued interest payable	(98,045)	(15,665)
Changes in other assets and liabilities:	(69,012)	96,902
Net cash provided by (used in) operating activities	469,292	604,189

Cash flows from investing activities:
Purchase of investment securities: AFS	(6,287,547)	(3,645,237)
Purchase of investment securities: HTM	—	—
Purchase of Bank due from time	1,904,742	(1,842,687)
Proceeds from security transactions: AFS	4,992,479	5,770,419
Proceeds from security transactions: HTM	683,527	1,100,996
Net increase in loans	4,133,350	(2,472,169)
Purchase of bank premises and equipment	(109,129)	(543,792)
Net cash provided by (used in) investing activities	5,317,422	(1,632,470)

Cash flows from financing activities:
Net increase in deposits	(2,317,522)	6,869,824
Net increase in repurchase agreements	(3,444,173)	(2,032,317)
Net increase of other borrowings	4,000,000	—
Issuance of common stock	—	780,129
Net cash provided by (used in) finanacing activities	(1,761,695)	5,617,636

Net increase (decrease) in cash and cash equivalents	4,025,019	4,589,354

Cash and cash equivalents beginning of period	6,225,038	7,033,514
Cash and cash equivalents end of period	$10,250,057	$11,622,868

Cornerstone Bancshares, Inc and Subsidiary

Changes in Stockholders’ Equity

June 30, 2002

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

BALANCE, December 31, 2001		1,233,167	12,093,868	476,918	275,382	14,079,335

Redemption of Common Stock		—	—			—

Issuance of Common Stock		—	—			—

Comprehensive Income:

Net Income	487,165			487,165		487,165

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	46,679				46,679	46,679

Total comprehensive income	533,844

BALANCE, June 30, 2002		1,233,167	12,093,868	964,082	322,061	14,613,179

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Cornerstone Bancshares, Inc. (“Cornerstone”) ended the first six months of 2002 with total assets of $141 million, a 0.9% decrease from December 31, 2001 and a 12.6% increase from June 30, 2001.  Cornerstone reported net income for the six months ending June 30, 2002 of $487,165, or $0.40 basic earnings per share, compared to $118,255, or $0.10 basic earnings per share, for the same period in 2001.  The increase in earnings represents a 312% increase from the first six months of 2001 compared to the first six months of 2002.

The increase in net income from the first half of 2001 to the first half of 2002 was due primarily to one factor. The Bank’s net-interest income increased by $654,000 or 28.2% over the same period in 2001 while the Bank’s non-interest expense was limited to a $9,000 increase, excluding State and Federal taxes.  The banking industry experienced a prolonged low interest rate environment due to the country’s first recession after several years of expansion and its subsequent tepid economic rebound.  As a result, Federal Funds remained constant and allowed community banks to rebuild their net interest margins, which had been squeezed during 2001.   Cornerstone increased its net interest margin by decreasing interest expense by $759,000 or 31.2% while at the same time decreasing interest income by $104,000 or 2.2% over the same time period in 2001.  This result was expected as the Bank’s deposits repriced in the above mentioned low interest rate environment and returned the Bank’s net interest margins to more historic levels.  For the first six months of 2002 the Bank’s net interest margin was 4.74% compared to 4.43% for the same time period in 2001.  Also improving the Bank’s net interest margin were the Bank’s growth in deposit transaction accounts and the fact that non-interest bearing demand accounts grew 16.6% while interest bearing demand deposit accounts grew 23.8% compared with the same time period in 2001.  Savings and money market accounts exceeded expectations and increased 47.6% over the balance as of June of 2001 while the most expensive type of deposits decreased by $3.6 million or 5.5% over the same time period.  The Bank’s management expects the Bank’s net interest margin to remain at a similar level for the remainder of 2002 and should meet expectations of hitting the budgeted $1,050,000 of 2002 net income.  The Bank anticipates continuing its strategy of soliciting core customer relationships, which is expected to bring low cost deposits and quality loans to Cornerstone’s balance sheet.  Non interest income decreased 1.1% for the first six months of 2002 compared with the same period of 2001.  This decrease was due primarily to a large security gain in 2001. Without the security gain the Bank actually increased non-interest income by $78,214 or 19.4%.  The Bank continues to compare poorly with other similarly sized banks in this category and has taken steps intended to create a framework to improve the Bank’s non-interest income.

In 2002, the Board of Directors and the State of Tennessee approved the formation of three wholly owned subsidiary corporations of the Bank.  CCB Financial Services, Inc., CCB Agency, Inc., and CCB Real Estate Company, Inc. were organized to handle fee income activity permitted under applicable Federal guidelines.  CCB Financial Services, Inc. is intended to be a commercial finance company and handle asset based and Small Business Administration type lending to small businesses not presently being serviced by larger regional banks.  CCB Agency, Inc. is intended to be an insurance agency offering a full line of risk management tools.  CCB Real Estate Company, Inc. is intended to operate as a real estate agency and property manager and will be configured as most other real estate agencies other than that it will be tied to a secondary mortgage provider and manage property the Bank acquires through foreclosure on a case by case basis.  In addition, the Bank is waiting for approval for CCB Development Company, Inc., which is intended to be used to invest in certain development projects deemed appropriate by the Board of Directors and the State of Tennessee.  CCB Development Company will also be a wholly owned subsidiary of the Bank.  These subsidiaries were established with the intent of generating revenues that are not dependent on interest rate spreads.  Thus, it is anticipated that they will diversify the Bank’s income stream and ability to further leverage capital.  The subsidiaries will remain inactive until the Board of Directors and the State of Tennessee approve any business activity.

The Bank, pursuant to its strategic plan, intends to continue to focus on providing a competitive footprint (convenient branches) to the Chattanooga Metropolitan Statistical Area allowing Cornerstone to compete with the three major regional banks located in the area.  The Bank also intends to focus its efforts in the suburb branch network and not on a central hub bank located in downtown Chattanooga.  It is also intended that special emphasis will be placed on providing services specifically targeted to small businesses and individual consumers.

Financial Condition

Earning Assets. Average earning assets for the six months ending June 30, 2002, increased by $16.4 million or 14.8% compared to the six months ending June 30, 2001, while actual earning assets increased $16.9 million or 14.9% during the same period. The average and actual balances increase was due to strong loan demand in the second half of 2001 and a strong growth in transaction account deposits during the current reporting period.  Management expects average earning assets to materially increase during the rest of 2002 and anticipates slower more steady growth in 2003.

Loan Portfolio. The Bank’s average loans for the first six months of 2002 were $103 million, an increase of $16.6 million or 19.2% compared to the first half of 2001, while actual balances increased to $13.8 million, an increase of 15.8% above $87 million in loans in the first half of 2000. Management anticipates increased loan growth for the remainder of the year in both average and actual balances.

Investment Portfolio.  The Bank’s average investment securities portfolio and Federal Funds Sold decreased by 1.0% or $245,000 for the six months ending June 30, 2001 compared to the six months ending June 30, 2002, while actual balances increased $3.1 million, an increase of 11.9%.  The growth is the direct result of deposit growth.  The majority of the proceeds from this deposit growth were placed in Federal Funds ($6.5 million) as management allowed expensive deposits to terminate while waiting for loan growth to revive and an appropriate investment environment to grow the investment portfolio.  Management expects the Bank to maintain an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value.  Investment objectives include, in order of priority, gap management, liquidity, pledging, return, and local community support.  The Bank maintains two classifications of investment securities: “Held to Maturity” (HTM) and “Available for Sale” (AFS).  The “Available for Sale” securities are carried at fair market value, whereas “Held to Maturity” securities are carried at book value. As of June 30, 2002, net unrealized gains in the “Available for Sale” portfolio amounted to $487,972, a 2.4% increase in value.

Deposits. The Bank’s average deposits increased by $13.7 million or 14.2% for the six month period ending June 30, 2001 compared to the same period ending June 30, 2002, while actual deposit balances increased by $8.7 million or 8.1%.  The actual deposit growth was concentrated in transaction accounts, which increased 28.7% during the same time period.  Management intends to continue to focus its efforts on attracting core deposits and expects certificates of deposit to increase over the remainder of 2002 as loan growth increases and depletes the present Federal Funds balances. The Bank intends to maintain as one of its highest priorities the continued solicitation of transaction accounts from new and existing customers, which should provide the Bank with an increased net interest margin.

Other Liabilities.  As of the end of the second quarter of 2002 the Bank had $8 million of Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings and the ability to borrow another $10 million.  The borrowings are designed with a maturity of 10 years with call and put options after a stated conversion date.  During the second quarter of 2002 the Bank borrowed $2 million with a three-year conversion date and an interest rate of 4.11% bringing the total Bank borrowings to $8 million.  Management believes that FHLB borrowings provide an inexpensive method to reduce interest rate risks by obtaining longer term liabilities to match the typically longer term assets the Bank has on its balance sheet that usually are below the cost of certificates of deposit.

Capital Resources. Stockholders’ average equity increased by $1.2 million or 8.8% to $14.4 million for the six months ending June 30, 2002, compared with $13.2 million during the six months ending June 30, 2001.  Actual equity increased by $1.1 million or 8.0% from June 30, 2001 to June 30, 2002.  This increase was primarily due to retained earnings and appreciation of the security portfolio.

CONSOLIDATED AVERAGE BALANCE SHEET

INTEREST INCOME / EXPENSE AND YIELD / RATES

Taxable equivalent basis

(in thousands)

	Six months ended June 30,
	2002			2001
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Assets

Earning Assets:
Loans, net of unearned income	102,969	4,049	7.93%	86,384	4,021	9.39%
Federal Funds Sold	1,768	14	1.64%	4,132	101	4.94%
Investment securities	21,882	590	5.44%	17,920	566	6.37%
Other earning assets	412	8	3.93%	2,203	71	6.47%
Total earning assets	127,031	4,661	7.40%	110,639	4,758	8.67%
Allowance for loan losses	(1,313)			(1,160)
Cash and other assets	12,914			13,237
TOTAL ASSETS	138,632			122,643

Liabilities and Stockholders’ Equity

Interest bearing liabilities:
Interest bearing demand deposits	20,828	130	1.26%	15,214	130	1.73%
Savings deposits	17,070	155	1.83%	10,483	180	3.46%
Time deposits	44,543	854	3.87%	47,472	1,441	6.12%
Time deposits of $100,000 or more	19,574	388	4.00%	19,270	591	6.19%
Federal funds and securities sold under Agreement to repurchase	2,115	15	1.45%	2,122	41	3.89%
Other borrowings	6,155	131	4.29%	2,000	50	5.04%
Total interest bearing liabilities	110,285	1,674	3.06%	96,561	2,433	5.08%
Net interest spread		2,987			2,325
Noninterest bearing demand deposits	13,180			12,038
Accrued expenses and other liabilities	811			853
Stockholders’ equity	14,356			13,191
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	138,632			122,643

Net interest margin on earning assets			4.74%			4.43%

Net interest spread on earning assets			4.34%			3.59%

Taxable equivalent adjustment:
Loans		—			—
Investment Securities		8			1
Total adjustment		8			1

Results of Operations – Six months ended June 30, 2002 compared to six months ended June 30, 2001

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for the first six months of 2002 increased $654,474 or 28.2% above net interest income before loan loss provision as of the first six months of 2001. The increase in net interest income as of June 30, 2002 was primarily due to the steady repricing of the Bank’s certificates of deposit which decreased the cost of funds from 5.08% for the first six months of 2001 to 3.06% for the first six months of 2002.  The income from earning assets decreased from 8.67% to 7.40% over the same time period.  Two additional factors assisted net interest income growth.  First, the Bank’s deposit mix shifted as the percentage of average transaction accounts to average total deposits grew from 39.1% for the first six months of 2001 to 46.3% for the first six months of 2002, providing the majority of the Bank’s deposit growth in less expensive deposits.  Second, the Bank’s percentage of average loans to average assets increased to 74.3% for the first half of 2002 compared with 70.4% during the first half of 2001.  The increase in net interest margin exceeded the Bank’s projections by approximately 10 basis points and can be directly attributed to the above mentioned change in Bank’s deposit mix.  Management foresees the margin remaining at present levels for the remainder of 2002 and having a slight compression as rates adjust during the first half of 2003.  The nominal dollar amount of the net interest margin should increase during the remainder of 2002 as the Bank increases the percentage of earning assets to total assets during the second half of 2002.

Interest income decreased $104,135 or 2.2% for the period ended June 30, 2002 compared to the same period ended June 30, 2001.  Interest income produced by the loan portfolio increased $28,155 or 0.7% for the six month period ended June 30, 2001 compared to six month period ended June 30, 2002, due to the increase in average loans outstanding and origination fees associated with loan growth for the period.  The increase of loan interest income was partially offset by the general repricing of the loan portfolio in a low interest rate environment.  Management estimates the average balances will continue to increase but will restrain origination of these loans to insure that appropriate quality standards and documentation are maintained.  Interest income on investment securities, Federal Funds and other investments increased $16,164 or 2.9% for the six month period ending June 30, 2001 compared to the six month period ended June 30, 2002, due primarily to an increase in the average balance of investment securities.

Total interest expense decreased $758,609 or 31.2% from June 30, 2001 to June 30, 2002. The interest expense decrease from the first six months of 2001 to the first six months of 2002 is primarily due to a decrease in the rates of certificates of deposit and the change in the deposit mix mentioned above.

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the first six months of 2002 was 4.74%.  The yield on earning assets decreased 127 basis points to 7.40% for the period ended June 30, 2002, compared to 8.67% for the period ended June 30, 2001.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements.  As the Federal Reserve held interest rates steady for the first six months of 2002, certificates of deposits were able to reprice at a much lower level and assisted the interest rate spread increase to 4.34% for the six month period ending June 30, 2002 compared to 3.59% for the same period ending June 30, 2001, an increase of 75 basis points.

Allowance for Loan Losses. The allowance for possible loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1.3 million allowance for loan losses as of June 30, 2002 reflects the full known extent of credit exposure.  Cornerstone made a $270,000 provision during the first half of 2002 and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur.  No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Bank’s policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of June 30, 2002, the Bank had $48,108 in non-accrual loans and $713,915 in non-performing assets.

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee–based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income decreased by $5,491 or 1.1% from the first half of 2001 compared with the first half of 2002.  The comparison is skewed due to a large security gain at the beginning of 2001.  If the gain is removed from the comparison, the non-interest income actually increased $78,214 or 19.4% for the six-month comparison.

Non-interest Expense.  Non-interest expense for the first six months of 2002 increased by $9,369 or 0.4% compared to the first six months in 2001.  Expenses for salaries and employee benefits increased by $163,345 or 14.7% for the six months ending June 30, 2002 over the same period ending June 30, 2001.  Occupancy expense as of June 30, 2002 increased by $25,360 or 9.0% over the same period in 2001.  All other non-interest expenses for the six-month period ended June 30, 2002 decreased $179,336 or 18.3% over the non-interest expenses for the same period ended June 30, 2001.  The decrease in all other non-interest expense is due primarily to the elimination of the amortization of goodwill in Cornerstone due to a recent change in accounting guidelines.

CONSOLIDATED AVERAGE BALANCE SHEET

INTEREST INCOME / EXPENSE AND YIELD / RATES

Taxable equivalent basis

(in thousands)

	Three months ended June 30,
	2002			2001
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Assets

Earning Assets:
Loans, net of unearned income	101,669	2,047	8.08%	87,180	2,003	9.22%
Federal Funds Sold	2,656	10	0.77%	4,049	45	2.24%
Investment securities	22,853	300	5.27%	17,723	269	6.09%
Other earning assets	398	5	4.55%	2,193	37	6.77%
Total earning assets	127,576	2,362	7.43%	111,145	2,354	8.50%
Allowance for loan losses	(1,320)			(1,162)
Cash and other assets	13,182			13,435
TOTAL ASSETS	139,438			123,418

Liabilities and Stockholders’ Equity

Interest bearing liabilities:
Interest bearing demand deposits	21,475	67	1.24%	16,234	70	1.73%
Savings deposits	17,684	81	1.84%	10,544	86	3.27%
Time deposits	43,684	385	3.54%	46,930	698	5.97%
Time deposits of $100,000 or more	18,956	188	3.98%	19,062	288	6.06%
Federal funds and securities sold under Agreement to repurchase	1,429	4	1.20%	1,744	13	2.99%
Other borrowings	7,450	79	4.25%	2,000	25	5.00%
Total interest bearing liabilities	110,678	804	2.91%	96,514	1,180	4.90%
Net interest spread		1,558			1,174
Noninterest bearing demand deposits	13,504			12,549
Accrued expenses and other liabilities	766			889
Stockholders’ equity	14,490			13,466
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	139,438			123,418

Net interest margin on earning assets			4.91%			4.24%

Net interest spread on earning assets			4.51%			3.59%

Taxable equivalent adjustment:
Loans		—			—
Investment Securities		5			1
Total adjustment		5			1

Results of Operations – Quarter ended June 30, 2002 compared to quarter ended June 30, 2001

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before allowances for loan losses for the second quarter of 2002 increased by $381,572 or 32.6% above net interest income before allowances for loan loss for the second quarter of 2001. The increase in net interest income for the second quarter of 2002 was primarily due to a sharp drop in interest expense that decreased from $1,180,447 for the second quarter of 2001 to $803,911 for the same time period in 2002.  Interest income remained relatively stable and increased by $5,007.  The largest component of the interest expense decrease was certificates of deposit expense which was in the later stages of a repricing cycle since the Federal Reserve dropped the target Federal Funds 475 basis points.  In addition, the Bank’s balance sheet’s lower reliance on certificates of deposits as a funding source assisted the Bank to reduce this expense.  The Bank accomplished this by attracting lower costing transaction accounts as the Bank’s average deposit transaction accounts increased 33.9% over the second quarter of 2001 and represented a larger portion of the deposit mix increasing from 37.3% of total deposits in the second quarter of 2001 to 45.7% for the second quarter of 2002.  These two facts contributed to an increase in the Bank’s net interest margin from 4.24% to 4.91% in the second three months of 2001 as compared to the second three months of 2002.  The increase was above the management’s expectation and management anticipates the net interest margin to slip to the 4.75% level and remain there for the remainder of 2002.

Interest income increased $5,007 or 0.1% for the second quarter of 2002 compared to the second quarter of 2001.  Interest income produced by the loan portfolio increased $43,877 or 0.2% from the second quarter 2001 to the second quarter 2002, due to the increase in average loans, outstanding for the period and loan fees for loan origination.  Management estimates the average balances will continue to increase but will closely monitor origination of these loans to insure that quality standards and documentation are maintained.  Interest income on investment securities and Federal Funds Sold increased by $27,831 or 10.4% from second quarter 2001 to second quarter 2002, due to increase in the amount of average Federal Funds Sold and a rapid decrease in the interest paid for these balances.

Total interest expense decreased $376,566 or 31.9% from the second quarter of 2001 to the second quarter of 2002.  From the second quarter of 2001 to the second quarter of 2002, the interest expense decrease is primarily due to the decrease in interest rates and the change of deposit mix mentioned above.  Management intends to continue to actively pursue customer relationships with small business and municipalities to obtain lower cost deposits and continue to reduce the Bank’s exposure to certificates of deposit.   Management anticipates total interest expense to increase slightly during the third and fourth quarters of 2002.

The trend in net interest income is commonly evaluated in terms of average rates, using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing the fully taxable equivalent net interest income by the average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the second quarter of 2002 was 4.91%.  The yield on earning assets decreased 107 basis points to 7.43% for the three month period ended June 30, 2002 from 8.50% for the same period ended June 30, 2001.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of earning asset growth and liability mix changes during late 2001 and early 2002, the interest rate spread increased to 4.51%, a increase of 92 basis points for the three month period ending June 30, 2001 compared to the three month period ending June 30, 2002.

Allowance for Loan Losses. The allowance for possible loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1.3 million for the quarter ended June 30, 2002 in the allowance for loan loss account reflects the full known extent of credit exposure.  Cornerstone made a $155,000 provision during the second quarter of 2002 and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur.  No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone’s policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of June 30, 2002 Cornerstone had $48,108 in non-accrual loans and $713,915 in non-performing assets.

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee–based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $36,097 or 16.3% from the second quarter of 2001 compared with the second quarter 2002.  The gain in non-interest income was broad based in almost every category, but was especially strong in secondary market mortgage lending, which was benefited by a low interest rate environment and strong consumer confidence.

Non-interest Expense.  Non-interest expense for the second three months of 2002 increased by $8,797 or 0.1% as compared to the second three months in 2001.  Expenses for salaries and employee benefits increased by $93,966 or 16.9% in second quarter of 2002 compared with the second quarter of 2001.  Occupancy expense for the second quarter of 2002 decreased by $19,949 or 13.2% over the same period in 2001.  All other non-interest expenses for the second quarter of 2002 decreased by $65,220 or 13.4% over the non-interest expenses for the second quarter of 2001.

ALLOWANCE FOR LOAN LOSSES

	2002		2001
Quarter Ending	June 30	March 31	December 31,	September 30	June 30	March 31

Balance at beginning of period	1,293,352	1,322,152	1,198,542	1,167,436	1,204,491	1,141,869
Loans charged-off	(142,565)	(205,419)	(38,214)	(65,213)	(184,858)	(115,132)
Loans recovered	17,473	61,619	76,824	16,319	43,303	12,254
Net charge-offs (recoveries)	(125,092)	(143,799)	38,610	(48,894)	(141,555)	(102,878)
Provision for loan losses charged to expense	155,000	115,000	85,000	80,000	104,500	165,500
Balance at end of period	1,323,260	1,293,352	1,322,152	1,198,542	1,167,436	1,204,491

Allowance for loan losses as a percentage of average loans outstanding for the period	1.302%	1.240%	1.329%	1.337%	1.339%	1.409%

Allowance for loan losses as a percentage of nonperforming assets and loans 90 days past due outstanding for the period	181.538%	166.610%	174.063%	218.498%	211.013%	100.959%

Annualized QTD net charge-offs as a percentage of average loans outstanding for the period	-0.492%	-0.552%	0.155%	-0.218%	-0.649%	-0.481%

Annualized YTD net charge-offs as a percentage of average loans outstanding for the period	-0.522%	-0.552%	-0.281%	-0.447%	-0.566%	-0.481%

YTD Average Outstanding Loans	102,968,078	104,281,470	90,680,000	87,484,800	86,384,793	85,465,574

QTD Average Outstanding Loans	101,669,000	104,281,470	99,470,859	89,648,815	87,179,692	85,465,574

Nonperforming assets and loans 90 days past due	728,917	776,274	759,581	548,537	553,254	1,193,044

PART II – OTHER INFORMATION

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

A.     The annual meeting of shareholders was held on April 18, 2002.

B.      The following directors were elected to the board of directors:

Ramesh V. Amin

James H. Large

Turner Smith

Randy Brooks

Lawrence D. Levine

Bill O. Wiggins

B. Kenneth Driver

Russell W. Lloyd

Marsha Yessick

Karl Fillauer

Earl A. Marler, Jr.

Gregory B. Jones

Doyce G. Payne, M.D.

C.      The following matters were voted upon at the annual meeting with 64.9% of total shares voting:

		For	Against	Abstain
1.	To elect the following directors to serve for the ensuing year:
	Ramesh V. Amin	98.7%	0.9%	0.4%
	James H. Large	99.3%	0.5%	0.2%
	Turner Smith	99.1%	0.5%	0.4%
	Randy Brooks	99.1%	0.5%	0.4%
	Lawrence D. Levine	99.3%	0.5%	0.2%

	Bill O. Wiggins	99.3%	0.5%	0.2%
	B. Kenneth Driver	99.1%	0.5%	0.4%
	Russell W. Lloyd	99.1%	0.5%	0.4%
	Marsha Yessick	98.7%	0.9%	0.4%
	Karl Fillauer	99.1%	0.5%	0.4%
	Earl A. Marler, Jr.	99.2%	0.6%	0.2%
	Gregory B. Jones	99.2%	0.6%	0.2%
	Doyce G. Payne, M.D.	96.4%	0.7%	2.9%

2.	To Approve the 2002 Long Term Incentive Plan	93.8%	4.1%	2.1%

3.	To ratify the appointment of Hazlett, Lewis & Bieter, PLL as independent auditors for the fiscal year ending December 31, 2002.	98.1%	0.5%	1.4%

Item 5.           Other Information

None

Item 6.           Exhibits and reports on Form 8-K

(a)           Item 10.  Material Contracts.

Cornerstone has entered into a loan agreement providing for a revolving line of credit with Fifth Third Bank in the aggregate amount of $2,500,000, a copy of which is attached hereto as Exhibit A.

(b)           No reports on Form 8K were filed in the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The undersigned further certify that this report fully complies with the requirements of Section 13(a) or 15(a) of the Exchange Act and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Cornerstone.

Date:	August 13, 2002
/s/ Gregory B. Jones, President & CEO

Date:	August 13, 2002
/s/ Nathaniel F. Hughes, EVP & CFO