Form 10QSB
period 2002-09-30
CORNERSTONE BANCSHARES INC
filed 2002-11-13
CIK 1038773

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on September 30, 2002 was approximately $17,880,922.  There were 1,233,167 shares of Common Stock outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format (check one) :

Yes ☐	No ☒

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CORNERSTONE BANCSHARES, INC.

PRESENTATION OF FINANCIAL INFORMATION

The 2002 financial information in this report has not been audited.  The information included herein should be read in conjunction with the notes to the consolidated financial statements included in the 2001 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone Bancshares, Inc. (“Cornerstone”) in March 2002, the Form 10-QSB for the period ended on March 31, 2002 and the Form 10-QSB for the period ended on June 30, 2002.  The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

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

PART I — FINANCIAL INFORMATION

Item 1.                       Financial Statements

CONSOLIDATED BALANCE SHEETS

	Unaudited September 30,	Audited December 31,	Unaudited September 30,
	2002	2001	2001
ASSETS

Cash and due from banks	$6,659,443	$6,225,038	$5,750,786
Due from banks time deposits	—	1,904,742	1,884,199
Federal funds sold	5,315,000	—	300,000
Investment securities available for sale	19,888,999	19,104,781	15,648,234
Investment securities held to maturity	1,258,131	2,197,015	2,556,573
Federal Home Loan Bank stock	501,100	373,500	367,100
Loans, less allowance for loan loss	111,345,577	103,832,142	93,539,491
Premises and equipment, net	3,964,760	3,730,746	3,778,910
Accrued interest receivable	779,317	754,593	751,967
Excess cost over fair value of assets acquired	2,541,476	2,541,476	2,571,732
Other assets	1,489,711	1,794,215	1,553,917

Total assets	$153,743,514	$142,458,248	$128,702,909

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$17,052,015	$14,205,659	$13,298,195
NOW accounts	20,446,814	21,152,107	16,623,155
Savings deposits and money market accounts	20,321,305	15,301,968	12,216,611
Time deposits of $100,000 or more	19,010,566	20,638,274	21,481,001
Time deposits of less than $100,000	50,105,169	47,851,282	46,609,109
Total deposits	126,935,869	119,149,290	110,228,070
Federal funds purchased and securites sold under agreement to repurchase	1,274,651	4,583,525	1,887,016
Federal Home Loan Bank Advance	10,000,000	4,000,000	2,000,000
Accrued interest payable	97,450	208,843	190,905
Other liabilities	533,229	437,255	488,797

Total Liabilities	138,841,200	128,378,913	114,794,789

Redeemable common stock	—	—	—

Stockholders’ Equity
Common stock	1,233,167	1,233,167	1,233,167
Additional paid-in capital	12,093,867	12,093,868	12,093,867
Retained Earnings (deficit)	1,229,778	476,918	207,321
Accumulated other comprehensive income	345,502	275,382	373,765

Total Stockholders’ Equity	14,902,314	14,079,335	13,908,120

Total liabilities and stockholders equity	$153,743,514	$142,458,248	$128,702,909

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Three months ended September 30,		Unaudited Nine months ended September 30,
	2002	2001	2002	2001
INTEREST INCOME

Interest and fees on loans	$2,167,365	$2,027,066	$6,216,177	$6,047,723
Interest on investment securities	273,719	268,461	855,611	834,189
Interest on federal funds sold	9,678	55,196	24,015	155,357
Interest on other earning assets	4,717	38,322	12,755	108,991
Total interest income	2,455,479	2,389,044	7,108,558	7,146,259

INTEREST EXPENSE
Interest bearing demand accounts	59,456	68,105	189,724	198,359
Money market accounts	71,982	53,931	193,263	176,296
Savings accounts	18,672	24,734	52,303	82,392
Time deposits of less than $100,000	387,887	643,757	1,242,313	2,084,414
Time deposits of $100,000 or more	172,131	266,301	560,408	857,551
Federal funds purchased	2,902	0	10,229	82
Securities sold under agreements to repurchase	5,005	11,275	12,855	52,172
Other borrowings	89,018	25,205	220,096	74,795
Total interest expense	807,052	1,093,309	2,481,193	3,526,059

Net interest income	1,648,427	1,295,735	4,627,366	3,620,200
Provision for loan losses	150,000	80,000	420,000	350,000
Net interest income after the provision for loan losses	1,498,427	1,215,735	4,207,366	3,270,200

NONINTEREST INCOME
Service charges on deposit accounts	152,436	125,931	408,367	348,727
Net securities gains (losses)	—	—	—	83,705
Other income	83,013	66,402	308,131	246,442
Total noninterest income	235,448	192,333	716,499	678,874

NONINTEREST EXPENSE
Salaries and employee benefits	676,016	554,135	1,948,007	1,662,782
Occupancy and equipment expense	226,920	219,847	535,092	502,660
Other operating expense	387,445	311,425	1,189,106	1,292,422
Total noninterest expense	1,290,381	1,085,407	3,672,206	3,457,864

Income before provision for income taxes	443,495	322,661	1,251,659	491,211
Provision for income taxes	177,800	140,901	498,800	191,197

NET INCOME	$265,695	$181,759	$752,860	$300,014

Basic net income per common share	0.22	0.15	0.61	0.24
Diluted net income per common share	0.21	0.14	0.59	0.24
Dividends declared per common share	—	—	—	—

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30

	Unaudited 2002	Unaudited 2001

Cash flows from operating activities:
Net income	752,860	300,014
Adjustments to reconcile net income to net cash provided by operating actvities:
Provision for possible loan losses	420,000	350,000
Net Charge-offs	(391,014)	(293,327)
Provision for depreciation and amortization	227,961	285,540
Accrued interest receivable	(24,724)	97,175
Accrued interest payable	(111,393)	7,071
Changes in other assets and liabilities:	400,479	235,768
Net cash provided by (used in) operating activities	1,274,168	982,242

Cash flows from investing activities:
Purchase of investment securities: AFS	(6,182,243)	(8,537,561)
Purchase of investment securities: HTM	—	—
Proceeds from security transactions: AFS	7,250,168	7,059,115
Proceeds from security transactions: HTM	934,003	1,506,111
Net increase in loans	(7,542,421)	(10,164,388)
Purchase of bank premises and equipment	(461,975)	(387,772)
Net cash provided by (used in) investing activities	(6,002,467)	(10,524,494)

Cash flows from financing activities:
Net increase in deposits	7,786,579	8,978,171
Net increase (decrease) in repurchase agreements	(3,308,874)	(1,257,275)
Net increase of FHLB Advance	6,000,000	—
Issuance of common stock (retirement)	(1)	838,629
Net cash provided by (used in) finanacing activities	10,477,704	8,559,525

Net increase (decrease) in cash and cash equivalents	5,749,405	(982,727)

Cash and cash equivalents beginning of period	6,225,038	7,033,514
Cash and cash equivalents end of period	$11,974,443	$6,050,786

Cornerstone Bancshares, Inc and Subsidiary

Changes in Stockholders’ Equity

September 30, 2002

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

BALANCE, December 31, 2001		$1,233,167	$12,093,868	$476,918	$275,382	$14,079,335

Issuance of Common Stock		—	—			—

Comprehensive Income:
Net Income	$752,860			752,860		752,860

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	70,120				70,120	70,120

Total comprehensive income	$822,980

BALANCE, September 30, 2002 (Unaudited)		$1,233,167	$12,093,868	$1,229,778	$345,502	$14,902,314

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Cornerstone Bancshares, Inc. (“Cornerstone”) ended the first nine months of 2002 with total assets of $154 million, a 7.9% increase from December 31, 2001 and a 19.5% increase from September 30, 2001.  Cornerstone reported net income for the nine months ending September 30, 2002 of $752,860, or $0.61 basic earnings per share, compared to $300,014, or $0.24 basic earnings per share, for the same period in 2001.  The increase in earnings represents a 151% increase from the first nine months of 2001 compared to the first nine months of 2002.

The increase in net income from the first nine months 2001 to the first nine months 2002 is due primarily to one factor. The Bank’s net-interest income increased $1.0 million or 27.8% over the same period in 2001.  The Bank accomplished this by maintaining the total interest income at a constant level while reducing total interest expense by $1.0 million.  This reduction was the result of two factors, first, the repricing of the Bank’s certificates of deposit as short-term interest rates held constant during the reporting period and second, the change in the Bank’s deposit mix to lower costing transaction accounts.  The Bank’s transaction accounts grew 14.1% during the first nine months of 2002 while certificates of deposit grew less than 1.0% for the same period.  On the asset side of the balance sheet, loans grew materially by 8.4% as the bank’s new Commercial Finance Department became fully operational and established several key relationships the Bank expects to become important to future earnings.  Coupled with this loan growth, the Bank improved its asset quality, which is quantified by the Bank’s below peer bank average past due to net loans ratio of 0.22% and a below peer bank average non-performing asset ratio of 0.54%.  This was accomplished in a time period during which regional banks struggled to maintain net interest margin and had a general deterioration of loan quality.  For the first nine months of 2002, the Bank’s net interest margin was 4.84% compared with 4.32% for the same time period in 2001.  The Bank’s management expects the Bank’s net interest margin to remain level over the remainder of 2002 and should meet expectations and hit its budgeted figure of $1,050,000 for net income in 2002.  It is anticipated that the Bank will continue to solicit core customer relationships, which bring low cost deposits and quality loans to the balance sheet.  Non interest income increased 9.9% for the first nine months of 2002 compared with the same period in 2001.  This is especially strong in comparison due to the large security gain in 2001 and without the gain the Bank actually increased non-interest income by $121,330 or 20.4%.  Cornerstone continues to not compare well with other peer banks its size in this category and has taken steps to create a framework to improve non-interest income.

As of third quarter of 2002, the Board of Directors decided to postpone any activity related to its four subsidiary corporations: CCB Financial Services, CCB Agency, Inc, CCB Real Estate Company, Inc. and CCB Development Company, Inc.  The Bank has decided to focus on certain core business activities and to further leverage the Bank’s customer relationships.  Two areas of interest are transaction oriented and are becoming a larger portion of the complete transaction market.  Automated Clearing House (“ACH”) origination is the fastest growing area in the banking industry and as technology becomes cheaper and the Internet more accessible, small businesses are more and more operating in a paperless environment to reduce costs.  This savings is created by replacing the standard paper check with an electronic credit that costs the corporation $.25 per transaction versus $1.25.  The other area is merchant card processing, which has seen a steady increase in volume over the last decade as bank customers move away from cash and checks to card based transactions, especially small merchant bank customers.  Larger banks generally considered small business merchant transaction processing too risky and were not willing to spend the funds needed to build the risk management systems necessary to properly mitigate the risk.  Recently, with the improvement of technology and the emergence of third-party processors with state of the art risk management systems, small banks have formed relationships with these processors to take advantage of the banks’ knowledge of their customers and the processors’ risk management and economies of processing scale.  These relationships have begun to return customer service back to the small business owner and represent a material niche for small banks to increase non-interest income.

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

Financial Condition

Earning Assets. Average earning assets for the nine months ending September 30, 2002, increased by $16.4 million or 13.3% compared to the nine months ending September 30, 2001, while actual earning assets increased $25.0 million or 19.5% during the same period. The average and actual balance increaseswas due to strong loan demand in the third quarter of 2002 and a strong growth in transaction account deposits during the current reporting period.  Management expects average earning assets to materially increase during the remainder of 2002 and anticipates slower, more steady growth in 2003.

Loan Portfolio. The Bank’s average loans for the first nine months of 2002 were $104 million, an increase of $16.9 million or 19.4% compared to the first nine months of 2001, while actual balances increased to $112 million, an increase of 19.0% above $87 million in loans for the first nine months of 2001. Management anticipates increased loan growth for the remainder of the year in both average and actual balances.

Investment Portfolio.  The Bank’s average investment securities portfolio and Federal Funds Sold decreased by 1.5% or $364,000 for the nine months ending September 30, 2001 compared to the nine months ending September 30, 2002, while actual balances increased $5.7 million, an increase of 28.2%.  The growth is the direct result of a certificate of deposit campaign during the last week of September 2002 in which the Bank raised several million dollars in new deposit money over seven business days.  The majority of the proceeds from this deposit growth was placed in Federal Funds ($5.0 million) pending expected loan growth in the forth quarter and an appropriate investment environment to grow the investment portfolio.  Management expects the Bank to maintain an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value.  Investment objectives include, in order of priority, gap management, liquidity, pledging, return, and local community support.  The Bank maintains two classifications of investment securities: “Held to Maturity” (HTM) and “Available for Sale” (AFS).  The “Available for Sale” securities are carried at fair market value, whereas “Held to Maturity” securities are carried at book value. As of September 30, 2002, net unrealized gains in the “Available for Sale” portfolio amounted to $523,487, a 2.7% increase in value.

Deposits. The Bank’s average deposits increased by $10.4 million or 9.8% for the nine month period ending September 30, 2001 compared to the same period ending September 30, 2002, while actual deposit balances increased by $16.7 million or 15.2%.  The actual deposit growth was concentrated in transaction accounts, which increased 37.2% during the same time period.  Management intends to continue to focus its efforts on attracting core deposits and expects certificates of deposit to increase over the remainder of 2002 as loan growth increases and depletes the present Federal Funds balances. The Bank intends to maintain as one of its highest priorities the continued solicitation of transaction accounts from new and existing customers, which should provide the Bank with an increased net interest margin.

Other Liabilities.  As of the end of the third quarter of 2002 the Bank had $10 million of Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings and the ability to borrow another $8 million.  The borrowings are designed with a maturity of 10 years with call and put options after a stated conversion date.  During the third quarter of 2002 the Bank borrowed $2 million with a five-year conversion date and an interest rate of 3.51% bringing the total Bank borrowings to $10 million.  Management believes that FHLB borrowings provide an inexpensive method to reduce interest rate risks by obtaining longer term liabilities to match the typically longer term assets the Bank has on its balance sheet that usually are below the cost of certificates of deposit.

Capital Resources. Stockholders’ average equity increased by $1.1 million or 8.4% to $14.5 million for the nine months ending September 30, 2002 compared with $13.4 million during the nine months ending September 30, 2001.  Actual equity increased by $1.0 million or 7.1% from September 30, 2001 to September 30, 2002.  This increase was primarily due to retained earnings.

CONSOLIDATED AVERAGE BALANCE SHEET

INTEREST INCOME / EXPENSE AND YIELD / RATES

Taxable equivalent basis

(in thousands)

	Nine months ended September 30,
	2002			2001
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Assets

Earning Assets:
Loans, net of unearned income	104,368	6,216	7.96%	87,428	6,048	9.25%
Investment securities	22,097	870.98	5.27%	19,539	925	6.33%
Federal Funds Sold	1,788	24	1.80%	4,710	155	4.41%
Other earning assets	400	13	4.26%	360	20	7.36%
Total earning assets	128,654	7,124	7.40%	112,037	7,148	8.53%
Allowance for loan losses	(1,312)			(1,167)
Cash and other assets	13,086			13,117
TOTAL ASSETS	140,428			123,987

Liabilities and Stockholders’ Equity

Interest bearing liabilities:
Interest bearing demand deposits	20,602	190	1.23%	15,853	198	1.67%
Savings deposits	17,886	246	1.84%	10,917	259	3.17%
Time deposits	44,400	1,242	3.74%	47,283	2,084	5.89%
Time deposits of $100,000 or more	19,207	560	3.90%	19,503	858	5.88%
Federal funds and securities sold under Agreement to repurchase	2,119	23	1.46%	2,027	52	3.45%
Other borrowings	6,908	220	4.26%	2,000	75	5.00%
Total interest bearing liabilities	111,122	2,481	2.99%	97,583	3,526	4.83%
Net interest spread		4,643			3,622
Noninterest bearing demand deposits	13,985			12,152
Accrued expenses and other liabilities	813			873
Stockholders’ equity	14,508			13,381
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	140,428			123,987

Net interest margin on earning assets			4.84%			4.32%

Net interest spread on earning assets			4.42%			3.70%

Taxable equivalent adjustment:
Loans		—			—
Investment Securities		15			2
Total adjustment		15			2

Results of Operations – Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for the first nine months of 2002 increased $1,007,166 or 27.8% above net interest income before loan loss provision as of the first nine months of 2001. The increase in net interest income was primarily due to the steady repricing of the Bank’s certificates of deposit which decreased the cost of funds from 4.83% for the first nine months of 2001 to 2.99% for the first nine months of 2002.  The income from earning assets decreased from 8.53% to 7.40% over the same time period.  Two additional factors assisted net interest income growth.  First, the Bank’s deposit mix shifted as the percentage of average transaction accounts to average total deposits grew from 41.6% for the first nine months of 2001 to 45.2% for the first nine months of 2002, providing the majority of the Bank’s deposit growth in less expensive deposits.  Second, the Bank’s percentage of average loans to average assets increased to 74.3% for the first nine months of 2002 compared with 70.5% during the first nine months of 2001.  The increase in net interest margin exceeded the Bank’s projections by approximately 20 basis points and can be directly attributed to the above mentioned change in the Bank’s deposit mix and the recent addition of commercial finance department fee income.  Management foresees the margin remaining at present levels for the remainder of 2002 and having a slight compression as rates adjust during the first half of 2003.

Interest income decreased $37,701 or 0.5% for the period ended September 30, 2002 compared to the same period ended September 30, 2001.  Interest income produced by the loan portfolio increased $168,454 or 2.8% for the nine month period ended September 30, 2002 compared to nine month period ended September 30, 2001, due to the increase in average loans outstanding and origination fees associated with loan growth for the period.  The increase in the volume of loan interest income was partially offset by the general repricing of the loan portfolio in a low interest rate environment.  Management estimates the average balances will continue to increase.  Interest income on investment securities, Federal Funds and other investments decreased $206,156 or 18.7% for the nine month period ending September 30, 2002 compared to the nine month period ended September 30, 2001.  This was due primarily to a low interest rate environment in the Treasury and Federal Funds markets and a position taken by the bank to move to variable rate securities to reduce the interest rate risk associated if rates were to increase in the near future.

Total interest expense decreased $1,044,866 or 41.4% from September 30, 2001 to September 30, 2002. The interest expense decrease from the first nine months of 2001 to the first nine months of 2002 is primarily due to a decrease in the rates of certificates of deposit and the change in the deposit mix mentioned above.

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the first nine months of 2002 was 4.84% compared to 4.32% for the first nine months of

2001.  The yield on earning assets decreased 113 basis points to 7.40% for the period ended September 30, 2002, compared to 8.53% for the period ended September 30, 2001.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements.  As the Federal Reserve held interest rates steady for the first nine months of 2002, certificates of deposits were able to reprice at a much lower level and assisted the interest rate spread increase to 4.42% for the nine month period ending September 30, 2002 compared to 3.70% for the same period ending September 30, 2001, an increase of 72 basis points.

Allowance for Loan Losses. The allowance for possible loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1.35 million allowance for loan losses as of September 30, 2002 reflects the full known extent of credit exposure. Cornerstone made a $420,000 provision during the first nine months of 2002 and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur.  No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Bank’s policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of September 30, 2002, the Bank had $125,205 in non-accrual loans and $476,244 in non-performing assets.

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee–based services and profits, commissions earned through service charges of deposit accounts and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $37,625 or 5.5% for the first nine months of 2002 compared with the first nine months of 2001.  The comparison is skewed due to a large security gain at the beginning of 2001.  If the gain is removed from the comparison, the non-interest income actually increased $121,330 or 20.4% for the nine-month comparison.

Non-interest Expense.  Non-interest expense for the first nine months of 2002 increased by $214,342 or 6.2% compared to the same nine months in 2001.  Expenses for salaries and employee benefits increased by $285,225 or 17.2% for the nine months ending September 30, 2002 over the same period ending September 30, 2001.  Occupancy expense as of September 30, 2002 increased by $32,432 or 6.5% over the same period in 2001.  All other non-interest expenses for the nine-month period ended September 30, 2002 decreased $103,316 or 8.0% over the non-interest expenses for the same period ended September 30, 2001.  The decrease in all other non-interest expense is due primarily to the elimination of the amortization of goodwill in Cornerstone due to a recent change in accounting guidelines.

CONSOLIDATED AVERAGE BALANCE SHEET

INTEREST INCOME / EXPENSE AND YIELD / RATES

Taxable equivalent basis

(in thousands)

	Three months ended September 30,
	2002			2001
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Assets

Earning Assets:
Loans, net of unearned income	107,130	2,167	8.03%	89,589	2,027	8.98%
Investment securities	22,461	279	4.93%	19,094	301	6.25%
Federal Funds Sold	1,828	10	2.10%	5,847	55	3.75%
Other earning assets	424	5	4.41%	367	7	7.20%
Total earning assets	131,843	2,461	7.41%	114,896	2,390	8.25%
Allowance for loan losses	(1,312)			(1,180)
Cash and other assets	13,437			12,914
TOTAL ASSETS	$143,968			126,631

Liabilities and Stockholders’ Equity

Interest bearing liabilities:
Interest bearing demand deposits	$20,155	59	1.17%	17,109	68	1.58%
Savings deposits	19,494	91	1.84%	11,770	79	2.65%
Time deposits	44,119	388	3.49%	46,910	644	5.44%
Time deposits of $100,000 or more	18,484	172	3.69%	19,960	266	5.29%
Federal funds and securities sold under Agreement to repurchase	2,118	8	1.48%	1,842	11	2.43%
Other borrowings	8,391	89	4.21%	2,000	25	5.00%
Total interest bearing liabilities	112,761	807	2.84%	99,590	1,093	4.36%
Net interest spread		1,654			1,296
Noninterest bearing demand deposits	15,569			12,377
Accrued expenses and other liabilities	825			912
Stockholders’ equity	14,813			13,752
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	143,968			126,631

Net interest margin on earning assets			4.98%			4.48%

Net interest spread on earning assets			4.57%			3.90%

Taxable equivalent adjustment:
Loans		—			—
Investment Securities		6			1
Total adjustment		6			1

Results of Operations - Quarter ended September 30, 2002 compared to quarter ended September 30, 2001

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before allowances for loan losses for the third quarter of 2002 increased by $352,692 or 27.2% above net interest income before allowances for loan loss for the third quarter of 2001. The increase in net interest income for the third quarter of 2002 was primarily due to a sharp drop in interest expense that decreased from $1,093,309 for the third quarter of 2001 to $807,052 for the same time period in 2002.  Interest income remained relatively stable and increased by $66,435.  The largest component of the interest expense decrease was certificates of deposit expense which was in the later stages of a repricing cycle since the Federal Reserve dropped the target Federal Funds rate 475 basis points.  In addition, the Bank’s balance sheet’s lower reliance on certificates of deposits as a funding source assisted the Bank to reduce this expense.  The Bank accomplished this by attracting lower costing transaction accounts as the Bank’s average deposit transaction accounts for the third quarter of 2002 increased 33.8% over the third quarter of 2001 and represented a larger portion of the deposit mix increasing from 38.2% of total deposits in the third quarter of 2001 to 46.9% for the third quarter of 2002.  These two facts contributed to an increase in the Bank’s net interest margin from 4.48% to 4.98% in the third three months of 2001 as compared to the third three months of 2002.  The increase was above the management’s expectation and management anticipates the net interest margin to remain above the 4.75% level for the remainder of 2002.

Interest income increased $66,435 or 2.8% for the third quarter of 2002 compared to the third quarter of 2001.  Interest income produced by the loan portfolio increased $140,299 or 6.9% from the third quarter 2001 to the third quarter 2002, due to the increase in average loans, outstanding for the period and loan fees for loan origination.  Management estimates the average balances will continue to increase but will closely monitor origination of these loans to insure that quality standards and documentation are maintained.  Interest income on investment securities and Federal Funds Sold decreased by $40,260 or 12.4% from third quarter 2001 to third quarter 2002, due to decrease in the amount of average Federal Funds Sold and a rapid decrease in the interest paid for these balances between these two periods.

Total interest expense decreased $286,257 or 26.2% from the third quarter of 2001 to the third quarter of 2002.  This interest expense decrease is primarily due to the decrease in interest rates and the change of deposit mix mentioned above.  Management intends to continue to actively pursue customer relationships with small business and municipalities to obtain lower cost deposits and continue to reduce the Bank’s exposure to certificates of deposit.   Management anticipates total interest expense to increase slightly during the fourth quarter of 2002.

The trend in net interest income is commonly evaluated in terms of average rates, using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing the fully taxable equivalent net interest income by the average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the third quarter of 2002 was 4.98%.  The yield on earning assets decreased 84 basis points to 7.41% for the three month period ended September 30, 2002 from 8.25% for the same period ended September 30, 2001.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of earning asset growth and liability mix changes during late 2001 and early 2002, the interest rate spread increased to 4.57%, an increase of 67 basis points for the three-month period ending September 30, 2001 compared to the three-month period ending September 30, 2002.

Allowance for Loan Losses. The allowance for possible loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1.35 million for the quarter ended September 30, 2002 in the allowance for loan loss account reflects the full known extent of credit exposure.  Cornerstone made a $150,000 provision during the third quarter of 2002 and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur.  No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio, and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone’s policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings.  As of September 30, 2002, the Bank had $125,205 in non-accrual loans and $476,244 in non-performing assets compared to $36,530 in non-accrual loans and $548,537 in non-performing assets as of September 30, 2001.

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through deposit service fees and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $43,115 or 22.4% from the third quarter of 2001 compared with the third quarter 2002.  The gain in non-interest income was broad based in almost every category, but was especially strong in secondary market mortgage lending, which was benefited by a low interest rate environment and strong consumer confidence.

Non-interest Expense.  Non-interest expense for the third three months of 2002 increased by $204,974 or 18.9% as compared to the third three months in 2001.  Expenses for salaries and employee benefits increased by $121,881 or 22.0% in third quarter of 2002 compared with the third quarter of 2001 as the Commercial Finance Department commenced operating at capacity.  Occupancy expense for the third quarter of 2002 increased by $7,073 or 3.2% over the same period in 2001.  All other non-interest expenses for the third quarter of 2002 increased by $76,020 or 24.4% over the non-interest expenses for the third quarter of 2001.  The decrease in all other non-interest expense is due primarily to the elimination of the amortization of goodwill in Cornerstone due to a recent change in accounting guidelines.

ALLOWANCE FOR LOAN LOSSES

	2002			2001
Quarter Ending	September 30	June 30	March 31	December 31	September 30	June 30	March 31

Balance at beginning of period	1,323,260	1,293,352	1,322,152	1,198,542	1,167,436	1,204,491	1,141,869
Loans charged-off	(109,123)	(142,565)	(205,419)	(38,214)	(65,213)	(184,858)	(115,132)
Loans recovered	(13,000)	17,473	61,619	76,824	16,319	43,303	12,254
Net Charge-offs (recoveries)	(122,123)	(125,092)	(143,799)	38,610	(48,894)	(141,555)	(102,878)
Provision for loan losses charged to expense	150,000	155,000	115,000	85,000	80,000	104,500	165,500
Balance at end of period	1,351,137	1,323,260	1,293,352	1,322,152	1,198,542	1,167,436	1,204,491

Allowance for loan losses as a percentage of average loans outstanding for the period	1.261%	1.302%	1.240%	1.329%	1.337%	1.339%	1.409%

Allowance for loan losses as a percentage of nonperforming assets and loans 90 days past due outstanding for the period	224.647%	181.538%	166.610%	174.063%	218.498%	211.013%	100.959%

Annualized QTD net charge-offs as a percentage of average loans outstanding for the period	-0.456%	-0.492%	-0.552%	0.155%	-0.218%	-0.649%	-0.481%

Annualized YTD net charge-offs as a percentage of average loans outstanding for the period	-0.500%	-0.522%	-0.552%	-0.281%	-0.447%	-0.566%	-0.481%

YTD Average Outstanding Loans	104,366,742	102,968,078	104,281,470	90,680,000	87,484,800	86,384,793	85,465,574

QTD Average Outstanding Loans	107,130,370	101,669,000	104,281,470	99,470,859	89,648,815	87,179,692	85,465,574

Nonperforming assets and loans 90 days past due	601,449	728,917	776,274	759,581	548,537	553,254	1,193,044

PART II – OTHER INFORMATION

Item 1.                        Legal Proceedings

There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank’s business.  In the opinion of Management, no material loss is expected from any of such pending claims or lawsuits.

Item 2.                        Changes in Securities

N/A

Item 3.                        Defaults on Senior Securities

N/A

Item 4.

(a)                      Evaluation of Disclosure Controls and Procedures.  Cornerstone’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Cornerstone’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiaries) required to be included in Cornerstone’s periodic filings under the Exchange Act.

(b)                     Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in Cornerstone’s internal controls or in other factors that could significantly affect such controls.

Item 5.                        Other Information

Ray Amin, effective as of August 26, 2002, resigned as a director of Cornerstone’s board of directors, but continues to serve Cornerstone in an advisory capacity.

Item 6.                        Exhibits and reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date:	November 13, 2002	/s/ Gregory B. Jones
Gregory B. Jones,
President and Chief Executive Officer

Date:	November 13, 2002	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
Executive Vice President and Chief Financial Officer

CERTIFICATION UNDER SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operation of Cornerstone Bancshares, Inc.

/s/ Gregory B. Jones
Gregory B. Jones,
President and Chief Executive Officer

/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Gregory B. Jones, President and Chief Executive Officer, certify that:

1.                                  I have reviewed this quarterly report on Form 10-QSB of Cornerstone Bancshares, Inc (the “Registrant”);

2.                                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as, and for, the periods presented in this quarterly report

4.                                  The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the Registrant and have:

(a)                             designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                            evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                             presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                  The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions);

(a)                             all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)                            any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.                                  The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Gregory B. Jones
Gregory B. Jones,
President and Chief Executive Officer

CERTIFICATIONS

I, Nathaniel F. Hughes, Executive Vice President and Chief Financial Officer, certify that:

1.                                  I have reviewed this quarterly report on Form 10-QSB of Cornerstone Bancshares, Inc;

2.                                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as, and for, the periods presented in this quarterly report

4.                                  The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the Registrant and have:

(a)                             designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                            evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                             presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                  The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions);

(a)                             all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)                            any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.                                  The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
Executive Vice President and Chief Financial Officer