Form 10KSB
period 2002-12-31
CORNERSTONE BANCSHARES INC
filed 2003-03-25
CIK 1038773

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $1.00 Per Share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenues for the Registrant’s fiscal year ended December 31, 2002, total $10,704,450.

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on January 31, 2002 was approximately $17,880,922.  There were 1,233,167 shares of Common Stock outstanding as of January 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes  ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Cornerstone Bancshares, Inc. for the Annual Meeting of its Shareholders to be held April 17, 2003, to the extent stated herein, and are incorporated by reference.

CORNERSTONE BANCSHARES, INC.

Annual Report on Form 10-KSB

For the Fiscal Year Ended December 31, 2002

Table of Contents

Item Number

Part I

1.	Description of Business

2.	Description of Property

3.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

Part II

5.	Market for Common Equity and Related Stockholder Matters

6.	Management’s Discussion and Analysis or Plan of Operation

7.	Financial Statements

8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

10.	Executive Compensation

11.	Security Ownership of Certain Beneficial Owners and Management

12.	Certain Relationships and Related Transactions

13.	Exhibits and Reports on Form 8-K

14.	Controls and Procedures

Signatures

Index of Exhibits

Forward-Looking Statements

This form contains certain forward-looking statements including statements relating to present or future factors generally affecting the banking industry and specifically affecting Cornerstone Bancshares, Inc. (the “Company”) operations, markets, and products.  Without limiting the foregoing, the words “believes,” “anticipates,” “intends,” “expects” or similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties.  Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company’s assumptions.  These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting the Company, (v) greater competitive pressures among financial institutions in the Company’s market, and (vi) greater than expected loan losses.  Additional information and other factors that could affect future financial results are included in the Company’s filings with the Securities and Exchange Commission.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

The Company

Cornerstone Bancshares, Inc. (the “Company” or “Cornerstone”) was incorporated under the laws of the State of Tennessee and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was formerly known as East Ridge Bancshares, Inc.  Its wholly-owned subsidiary, Cornerstone Community Bank, a Tennessee banking corporation (the “Bank”), resulted from the merger of The Bank of East Ridge and Cornerstone Community Bank effective October 15, 1997.  The Bank closed the three wholly-owned subsidiaries formed in December 2001 in December 2002 due to unfavorable regulatory opinion and pending Federal legislation.

The primary activity of the Company currently is, and is expected to remain for the foreseeable future, the ownership and operation of the Bank.  As a bank holding company, the Company is intended to facilitate the Bank’s ability to serve its customers’ requirements for financial services.  The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws.  The holding company structure also affords additional flexibility in terms of capital formation and financing opportunities.

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

The Bank

The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans.   Funds not invested in the loan portfolio are invested by the Bank primarily in obligations of the U.S. Government, various states and their political subdivisions.  In addition to deposits, sources of funds for the Bank’s loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, and sales of its investment securities.  The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments.  The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.

Employees

As of March 1, 2003, Cornerstone had 64.5 full-time equivalent employees of whom 60 are full-time, and 9 are part-time. The employees are not represented by a collective bargaining unit.  Cornerstone believes its relationship with its employees to be good.

Customers

It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the business of Cornerstone.

Competition

All phases of the Bank’s banking activities are highly competitive.  The Bank competes actively with twenty-four commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Hamilton County, Tennessee.

Based on total assets of approximately $157,394,000 at December 31, 2002, the Bank represents 2.19% of the deposit base in Chattanooga, Tennessee-Georgia Metropolitan Statistical Area (“Chattanooga MSA”).  Three major regional banks represent approximately 62% of the deposits in the Chattanooga MSA.  The these larger financial institutions have greater resources and higher lending limits than the Bank, and each of the three institutions has over 20 branches in the county.  There are several credit unions located in Hamilton County.  Since credit unions are not subject to income taxes in the way commercial banks are taxed, credit unions have an advantage in offering competitive rates to potential customers.  The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

The Bank competes for deposits principally by offering depositors a variety of deposit programs with competitive interest rates, quality service and convenient locations and hours.  The Bank will focus its resources to seek out and attract small business relationships and take advantage of the Bank’s ability to provide flexible service that meets the needs of this customer class.  Management feels this market niche is the most promising business area for the future growth of the Bank.

Supervision and Regulation

General

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Act”) and is registered with and regulated by the Board of Governors of the Federal Reserve System (the “Board”).  The Company is required to file with the Board annual reports and such additional information as the Board may require pursuant to the Act.  The Board may also make examinations of the Company and its subsidiaries.  The Company is also required to comply with the rules and regulations of the Securities and Exchange Commission (the “Commission”) under federal securities laws.

The Bank is a Tennessee-chartered commercial bank and is subject to the supervision and regulation of the Tennessee Department of Financial Institutions (the “TDFI”).  In addition, the Bank’s deposit accounts are insured up to applicable limits by the Bank Insurance Fund (the “BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) and is, therefore, also subject to regulation and supervision by the FDIC.  The Bank is not a member of the Federal Reserve System.

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

Insurance of Deposit Accounts

Deposits of the Bank are insured by the FDIC to a maximum of $100,000 for each insured depositor through the BIF, one of the two deposit insurance funds established by Federal Law.  As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions (institutions insured by the FDIC hereinafter are referred to as “insured institutions”).  Any insured institution, which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance.  For example, proceedings may be instituted against an insured institution if the institution or any director, officer or employee thereof engages in unsafe and unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  If insurance of accounts is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination.  The FDIC recommends an annual audit by independent accountants and also periodically makes its own examinations of the Bank.  The FDIC may revalue assets of an institution, based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such reevaluation and the book value of the assets.

On September 15, 1992, the FDIC approved final regulations adopting a risk-related deposit insurance system.  The risk-related regulations, which became effective January 1, 1993, resulted in a significant spread between the highest and lowest deposit insurance premiums.  Under the risk-related insurance regulations, each insured depository institution is assigned to one of three risk classifications: “well capitalized,” “adequately capitalized,” or “under capitalized.”  Within each risk classification, there are three subgroups.  Each insured depository institution is assigned to one of these subgroups within its risk classification based upon supervisory evaluations submitted to the FDIC by the institution’s primary federal regulator.  Depending upon a BIF member’s risk classification and subgroup, applicable regulations provide that its deposit insurance premium may be as low as .04% of insured deposits or as high as .31% of insured deposits.  Additionally, because the BIF has exceeded its designated reserve ratio, the FDIC has now reduced to zero the assessment rate that is applicable to the most highly rated BIF members.  The Bank has been notified that, based on its risk classification and supervisory subgroup, its BIF assessment rate is 0.004% of insured deposits for the period from January 1, to December 31, 2002.  This is the most favorable assessment rate applicable to insured institutions.  In addition, the Deposit Insurance Funds Act of 1998 (DIFA) requires that a Financing Corporation (FICO) assessment be paid by the Bank.  The annual FICO assessment rate for banks is presently 0.0168% of deposits.  The Bank paid  $19,704 in assessments, during the year ended December 31, 2002.

Subsequent to the enactment of FIRREA, the FDIC issued risk-based bank capital guidelines which went into effect in stages through 1992.  In accordance with the FDIC’s risk-based standards, an institution’s assets and off-balance sheet activities are categorized into one of four risk categories, with either a 0%, 20%, 50%, or 100% amount of capital to be held against these assets.  In addition, the guidelines divide capital instruments into Tier 1 (core) capital and Tier 2 (supplementary) capital.  The risk-based capital adequacy guidelines require that (i) Tier 1 capital equal or exceed 4% of risk-weighted assets; (ii) Tier 2 capital may not exceed 100% of Tier 1 capital, although certain Tier 2 capital elements are subject to additional limitations; (iii) assets and off-balance sheet items be weighted according to risk; and (iv) the total capital to risk-weighted assets ratio must be at least 8.0%.  The FDIC’s current leverage capital requirement requires banks receiving the highest regulatory rating based upon the FDIC’s routine examination process, to maintain Tier 1 capital equal to 3.0% of the bank’s total assets.  Banks receiving lower regulatory ratings are required to maintain Tier 1 capital in an amount that is at least 100 to 200 basis points higher than 3.0% of total assets.

At December 31, 2002, the Bank had Tier 1 capital of $12.1 million or 8.58% of total year to date average assets.

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

The FDIC may impose sanctions on any insured bank that does not operate in accordance with FDIC regulations, policies and directives.  Proceedings may be instituted against any insured bank or any director, officer or employee of the bank that is believed by the FDIC to be engaged in unsafe or unsound practices, including violation of applicable laws and regulations.  The FDIC also is empowered to assess civil penalties against companies or individuals who violate certain federal statutes, orders or regulations.  In addition, the FDIC has the authority to terminate insurance of accounts, after notice and hearing, upon a finding by the FDIC that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, or is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule or order of, or condition imposed by, the FDIC.  Neither the Company nor the Bank knows of any past or current practice, condition or violation that might lead to termination of its deposit insurance.

Although the Bank is not a member of the Federal Reserve System, it is subject to Board regulations that require it to maintain reserves against its transaction accounts (primarily checking accounts).  Because reserves generally must be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirements is to increase the Bank’s cost of funds.  The Board regulations currently require that average daily reserves be maintained against transaction accounts in the amount of 3% of the aggregate of such net transaction accounts up to $52.6 million, plus 10% of the total in excess of $52.6 million.

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

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the type of investments which may be made.  The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices.  All Tennessee banks, including the Bank, must become and remain insured under the Federal Deposit Insurance Act (the “FDIA”).

State banks are subject to regulation by the TDFI with regard to capital requirements and the payment of dividends.  Tennessee has adopted the provisions of the Board’s Regulation O with respect to restrictions on loans and other extensions of credit to bank “insiders”.  Further, under Tennessee law, state banks are prohibited from lending to any one person, firm or corporation amounts more than fifteen percent (15%) of the Bank equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples, or (ii) with the prior approval of the Bank’s board of directors or finance committee (however titled), the Bank may make a loan to any person, firm or corporation of up to twenty-five percent (25%) of its equity capital accounts.  Tennessee law requires that dividends be paid only from retained earnings (or undivided profits) except that dividends may be paid from capital surplus with the prior, written consent of the TDFI.  Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends.

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

The Bank and the Company are “affiliated” within the meaning of the Act.  Certain provisions of the Act establish standards for the terms of, limits the amount of and establish collateral requirements with respect to any loans or extensions of credit to, and investments in, affiliates by the Bank, as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the Bank for services and under any contract) between the Bank and its affiliates.  In addition, related provisions of the Act and the regulations promulgated under the Act, limit the amounts of and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors, and principal shareholders of the Bank, the Company and any other subsidiary of the Company, and to related interests of such persons.

In addition to the banking regulations imposed on the Company, the securities of the Company are not exempt from the federal and state securities laws as are the securities of a bank.   Accordingly, an offering of the Company’s securities must be registered under both the Securities Act of 1933 (the “Securities Act”) and state securities laws or qualify for exemptions from registration.

Under Section 106(b) of 1970 Amendments to the Act (12 U.S.C. § 1972), the Bank is prohibited from extending credit, selling or leasing property or furnishing any service to any customer on the condition or requirement that the customer (i) obtain any additional property, service or credit from the Company; the Bank (other than a loan, discount, deposit, or trust service) or any other subsidiary of the Company; (ii) refrain from obtaining any property, credit or service from any competitor of the Company, the Bank or any subsidiary of the Company; or (iii) provide any credit, property or service to the Company, the Bank (other than those related to and usually provided in connection with a loan, discount, deposit or trust service) or any subsidiary of the Company.

Most bank holding companies are required to give the Board prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company’s consolidated net worth.  The Board may disapprove such a purchase or redemption if it determines that the proposal constitutes an unsafe or unsound practice, would violate any law, regulation, Board order or directive or any condition imposed by, or written agreement with, the Board.  The prior notice requirement does not apply to certain “well-capitalized” bank holding companies that meet specified criteria.

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

Far-reaching legislation, including the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) have for years impacted the business of banking.  FIRREA primarily affected the regulation of savings institutions rather than the regulation of state banks and bank holding companies like the Bank and the Company, but did include provisions affecting deposit insurance premiums, acquisitions of thrifts by banks and bank holding companies, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures and substantially increased penalties for violations of banking statutes, regulations and orders.

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

The additional supervisory powers and regulations mandated by the FDICIA, include a “prompt corrective action” program based upon five regulatory zones for banks, in which all banks are placed, largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches two percent.  Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.  The FDIC has adopted regulations implementing the prompt corrective action provisions of the FDICIA, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The proposed regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Various other sections of the FDICIA impose substantial audit and reporting requirements and increase the role of independent accountants and outside directors.  Set forth below is a list containing certain significant provisions of the FDICIA:

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

(iv)          a requirement that the FDIC establish a risk-based deposit insurance assessment system;

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

The activities permissible to the Company and the Bank were substantially expanded by the Gramm-Leach-Bliley Act (the “Gramm Act”).  The Gramm Act repeals the anti-affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies.  The Gramm Act amended the Act to permit a financial holding company to engage in any activity and acquire and retain any company that the Board determines to be (i) financial in nature or incidental to such financial activity, or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.  The Gramm Act also modifies current law relating to financial privacy and community reinvestment.  The new financial privacy provisions generally prohibit financial institutions, including the Bank and the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.

Bills are regularly introduced in both the United States Congress and the Tennessee General Assembly that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions.  It cannot be predicted whether or what form any proposed legislation will be adopted or the extent to which the business of the Company or the Bank may be affected thereby.

ITEM 2.  DESCRIPTION OF PROPERTY

As of December 31, 2002, the principal offices of the Company and the Bank were located at 5319 Highway 153, Chattanooga, Tennessee 37343.  This property is owned by the Company.

The Bank operates four full-service branches in Hamilton County, Tennessee:

5319 Highway 153, Chattanooga, Tennessee

4154 Ringgold Road, East Ridge, Tennessee

610 Georgia Avenue, Chattanooga, Tennessee

2280 Gunbarrel Road, Chattanooga, Tennessee

The Georgia Avenue branch contains 1800 square feet and is leased pursuant to a lease agreement, which provides for an initial term of three years with two three-year renewal options.  Rent is currently $ 58,500 per annum.  The Bank owns the properties located at 2280 Gunbarrel Road, 4154 Ringgold Road and 5319 Highway 153.

The Bank owns a lot on Old Lee Highway, Ooltewah, Tennessee intended for a future branch location and acquired through foreclosure a building located at 2433 Broad Street, Chattanooga, Tennessee for use as a storage facility.

The Company operates a service center to house all its non-customer contact functions located at 6401 Lee Corners, Suite B, Chattanooga, Tennessee.  The facility has 7800 square feet and is leased pursuant to a lease agreement, which provides for an initial term of 5 years with one five-year renewal option.  Rent is currently $ 28,762 per annum.

ITEM 3.  LEGAL PROCEEDINGS

As of the end of 2002, the Bank was not subject of any litigation.

The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business.  Management believes that those claims are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or the Company’s consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is not listed, traded or quoted on any securities exchange or in the over-the-counter market, and currently no dealer makes a market in the common stock.  In January 2003, the Company entered into an agreement with Morgan Keegan, a regional broker-dealer to act as the principal market maker for Cornerstone stock, but as of January 31, 2003, Morgan Keegan had not commenced such function.  To Cornerstone management’s knowledge, the most recent transaction with respect to Cornerstone common stock was at $14.50 per share.

There were approximately 586 holders of record of the common stock as of December 31, 2002.   This number does not include shareholders with shares in nominee name held by DTC.

Cornerstone currently intends to retain its earnings for use in the business, but plans to begin paying dividends in January 2004.  The company’s board of directors will decide the amount of the dividend during the fourth quarter of 2003 after consideration of capital needs required for expected growth of assets.  The payment of dividends is solely within the discretion of the Board of Directors, considering Cornerstone’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of applicable federal and state securities laws.  Although the Bank believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as “expect,” “anticipate,” “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, and other risks that cannot be accurately quantified or completely identified.  Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted.  Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results.  The Company is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change.  The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

General

The following should be read in conjunction with the information and tables, which follow.  For a discussion of liquidity and the impact of inflation, see “Capital Resources/Liquidity” below.

Summary

Net income for 2002 was $1,061,423 an 86% increase from Cornerstone’s net income of $569,612 in 2001.  Net income per common share of $0.86 for 2002 was 83% higher than 2001 net income per common share of $0.47.  Pretax income of $1,729,014 for 2002 increased $786,389 from 2001 pretax income of $942,625.

The increase in net income per common share from 2001 to 2002 results from an increase in the Bank’s net interest income margin combined with strict expense control.  Key aspects of the improvement in earnings were quality loan growth and fees realized from their origination and a decrease in interest expense for the Bank’s deposit base.  Non-interest income increased due mostly to origination of secondary mortgages increasing 12.6% from $889,580 in 2001 to $1,002,158 in 2002.  Asset quality improved materially during 2002 but due to loan growth and one large charge-off the loan provision increased to $683,434, up from $435,000 in 2001.  Non-interest expense increased 9.5% in 2002 due mostly to an increase in salaries and benefits of 17.6% as the Bank added three senior lending officers to the employee base.  The Bank is optimistic the investment in quality employees will return continued improved earnings in the foreseeable future.

Business of the Company

The Company’s earnings depend primarily on the Bank’s “net interest income,” which is the difference between the interest income it receives from its assets (primarily its loans and investment securities) and the interest expense (or “cost of funds”) which it pays on its liabilities (primarily its deposits).  Net interest income is a function of (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities (the “interest rate spread” or “net interest spread”) and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.  The Bank adheres to an asset and liability management strategy, which is intended to control the impact of interest rate fluctuations upon the Company’s earnings and to make the yields on the Bank’s loan portfolio and investment securities more responsive to its cost of funds.  This is accomplished by more closely matching the maturities of its interest-earning assets and its interest-bearing liabilities, while still maximizing net interest income.  Nevertheless, the Bank is and will continue to be affected by changes in the levels of interest rates and other factors beyond its control.

Unless specifically noted below, the following information is presented on a consolidated basis reflecting the Company’s performance as a whole.  The Company’s results of operations are dependent primarily upon the results of operations of the Bank.

For the fiscal years ended December 31, 2002 and 2001, the Company’s weighted average rate earned on all interest-earning assets was 7.37% and 8.33%, respectively, and the Company’s weighted average rate paid on all interest-bearing liabilities for the same years was 2.92% and 4.53%, respectively.  The Company’s interest rate spread for the years ended December 31, 2002 and 2001 therefore was 4.45% and 3.80%, respectively, and its net interest income for such years was $6,393,652 and $5,037,977, respectively.  For fiscal 2002, the Company recorded a net income of $1,061,423 or $0.86 basic earnings per common share as compared with net income of $569,612 or $0.47 basic earnings per common share for fiscal 2001.  The increase in net income was due to a 26.9% increase in the Bank’s net interest income and a 12.7% increase in non-interest income, while non-interest expense increased only 9.5%.

The table below sets forth certain additional measures of the Company’s performance for the periods indicated.  Average balances in the table, as well as all average balances presented elsewhere in this report, were derived based on daily balances whenever possible.  However, some average balances, which require data from the Company, as opposed to the Bank, were derived based on month-end balances since the data processing systems for those entities do not provide daily average balance information.  The use of month-end averages does not materially alter any information given, and all averages are still representative of the operations of the Company.

	Years Ended December 31,
	2002	2001	2000
Net Interest Margin (Net interest income divided by average interest- earning assets)	4.86%	4.38%	4.92%

Return on Average Assets (Net income divided by average total assets)	0.74%	0.45%	0.33%

Return on Average Equity (Net income divided by average equity)	7.25%	4.20%	3.04%

Equity-to-Assets (Average equity divided by average total assets)	10.21%	10.68%	10.43%

Loans to Deposits (Average loans divided by average daily deposits)	90.92%	83.96%	82.38%

Dividend Payout Ratio (Dividends declared by the Company divided by net income)	0.00%	0.00%	0.00%

Results of Operations

Year ended December 31, 2002 compared to year ended December 31, 2001:

Net Interest Income.  Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on liabilities.  The following discussion is on a fully taxable equivalent basis.

Net interest income before the loan loss provision for 2002 increased $1,355,675 or 26.9% over 2001.  The increase in net interest income from 2001 to 2002 is due to a material decrease in interest expense as the portfolio of certificates of deposit rolled over in a lower interest rate environment.  The Bank also enjoyed strong loan growth and as a result was able to collect a large amount of loan origination fees.  The Bank anticipates loan growth to continue along with loan origination fees.  Another factor contributing to the large decrease in interest expense was the change in deposit mix which saw an increase in transaction accounts as a percentage of total deposits.  The Bank will continue to solicit transaction accounts with lower interest cost to reduce the interest rate risk.

Interest income increased $ 122,210 or 1.3% in 2002 from 2001.  Interest income produced by the loan portfolio increased $393,521 or 4.8% from 2001 to 2002.  Interest income on investment securities and Federal Funds sold decreased $137,057 or 10.9% from 2001 to 2002.  The increase in loan interest income was due to a large increase in the volume of loans as the portfolio grew, but the income was reduced by a decreasing interest rate environment.  The Bank as mentioned above attributes the strong loan growth to an increase in the number of relationship managers and their level of expertise.  The securities portfolio decrease was due to the generally lower interest rate environment, which presents few opportunities to invest without material interest rate risk exposure.  Total interest expense decreased $1,233,465 or 27.1% in 2002 from 2001.  The interest expense decrease from 2001 to 2002, was a result of a sharp decrease in interest rates in 2002.  The majority of the Bank’s certificate of deposit portfolio repriced during 2002 at much lower rates and this was the largest component of the interest savings.

One of the most useful tools for measuring the ability of a small community bank to make money is its ability to maximize its net interest margin and its interest rate spread.   The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average-earning assets.  This ratio represents the difference between the average yield on average-earning assets and the average rate paid for all funds used to support those earning assets.  The net interest margin increased 48 basis points in 2002 to 4.86%.  The net interest spread, defined as the rate of interest income minus the rate of interest expense, increased 67 basis points from 3.80% in 2001 to 4.45% in 2002.  The yield on earning assets decreased 96 basis points to 7.37% in 2002 from 8.33% in 2001.

Allowance for Loan Loss.  The allowance for possible loan loss represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio.  Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses.  Management believes that the allowance for possible loan losses balance of $1,591,152 as of December 31, 2002, is sufficient to absorb known credit risks in the portfolio.  No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets.  Non-performing assets include non-performing loans and foreclosed real estate held for sale.  Non-performing loans include loans classified as non-accrual or renegotiated.  Cornerstone’s policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest.  At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings.  Recognition of any interest after a loan has been placed on non-accrual status is accounted for on a cash basis.  As of December 31, 2002, Cornerstone had $288,716 of non-performing assets.

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities.  In addition, gains or losses realized from the sale of investment securities are included in non-interest income.  Total non-interest income increased by $112,578 or 12.7% from 2001 to 2002.  Fee income from service charges on deposit accounts increased $96,979 or 15.2% in 2002.  The Bank had no security gain of $83,705 in 2002 and when the security gain in 2001 is excluded in the analysis, non-interest income increased by $196,283 or 24.4%

Non-interest Expense.  Non-interest expense for 2002 increased by $433,430 or 9.5% from 2001.  Salaries and employee benefits increased by $393,816 or 17.6% from 2001 to $2,630,544.  Payroll expense increased as the Bank hired four new employees to bolster the lending function and to start a new Corporate Finance department specializing in asset based loans and receivables financing.  This, along with bonuses, accounted for the majority of the increase for 2002.  Occupancy expense increased 11.0% as the Bank operated a full service branch Gunbarrel Road for its second  full year and added an addition on to the

Gunbarrel Branch to increase its customer service capacity.  All other non-interest expense increased $5,172 or 0.3% in 2002, with no material reductions or increases.

Financial Condition

Earning Assets.  Average earning assets in 2002 increased  $16.8 million or 14.6% over 2001 due to material loan growth in the second half of 2002.  This loan growth led the growth of the balance sheet and the Bank funded the loan growth with a combination of FHLB borrowings and certificates of deposit.  The security portfolio was stagnate due to lack of appropriate investment alternatives.

Loan Portfolio.  The Bank’s average loans for 2002 were $107.7 million, an increase of 18.7% over $90.7 million in average loans for 2001.  The actual balance at the end of 2002 was $124.7 million, representing an increase of $19.5 million from 2001.  Loan growth for 2002, as in 2001, was uneven and heavily weighted to the second half of the year with several large, high quality loans greatly increasing the Bank’s outstanding balances.  The growth was concentrated in commercial and commercial real estate.  The Bank hired three talented relationship managers as the present staff became tied down with existing loan relationships and customer service began to suffer.  The new relationship managers were responsible for the majority of the growth due to their available time to complete the transactions.  The Bank feels strongly that the key to success in lending, as well as for the Bank as a whole, is to hire talented employees to provide outstanding customer service in a safe and sound manner.

Investment Securities.  Cornerstone’s average investment securities portfolio increased 10.0% or $2.0 million from 2001 to 2002, but when combined with Federal Funds sold balances liquid assets decreased $ 0.2 million or 0.7%.  The average investment portfolio and average federal funds sold for 2002 was $24.2 million.  Cornerstone maintains an investment strategy of seeking portfolio yields within acceptable risk levels as well as providing liquidity, pledging requirements and GAP management.  To accomplish these strategies, the Bank positioned the Investment Portfolio on the assumption that there was a higher probability of rates going up than down and as a result took a cautious interest rate stance and invested appropriately.  The two vehicles used the most often were US Agency LIBOR floaters that have rates tied to LIBOR and adjust their rates monthly, and US Agency callable notes structured with an interest rate cushion to protect the Bank if interest rates rise.  Both investments have a lower yield but are less likely to devalue if rates increase.  Cornerstone maintains two classifications of investment securities:  “Held to Maturity” and “Available for Sale.”  The “Available for Sale” securities are carried at fair market value, whereas “Held to Maturity” securities are carried at book value.  At year-end 2002, unrealized gains in the “Available for Sale” portfolio amounted to $426,324.

Intangibles.   During 2002 the Company adopted the provisions of Statement of Financial Statement No. 142 Goodwill and other Intangible Assets concerning the $2,541,476 goodwill created by the merger with the Bank of East Ridge.  The Company had a third party determine that the fair value was in excess of the cost and as a result no further amortization was required during 2002.

Deposits.  Cornerstone’s average deposits increased $10.4 million or 9.6% from 2001 to 2002.  From year-end 2001 to year-end 2002, total deposits increased $11.3 million or 9.5%.  The Bank’s deposit strategy remained attracting transaction deposits from businesses customers while filling funding gaps with certificate of deposit specials to attract incremental funds while not driving up the cost of certificates already on the books.  The Bank saw extraordinary success during 2002 in attracting business and public deposits to the Bank.  Interest bearing transaction accounts increased 11.1% while demand deposits increased 44.9%.  This success funded the Bank’s fourth quarter loan growth and allowed the Bank to maintain its net interest margin at an above peer bank level.  The Bank expects to continue focusing on attracting deposits from businesses, especially transaction accounts, which are less expensive and tie the customer base closely to the Bank.

Capital Resources.   Stockholders average equity increased $1.1 million or 8.1%.  The company had net income of $1,061,423 in 2002, and the value of the investment security portfolio’s unrealized gains, net of tax, increased from $275 thousand to a $281 thousand.  The actual balance of stock holder’s equity increased $1.1 million or 7.6% from $14.1 million as of the end of 2001 to $15.1 million.

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

	Years Ended December 31,
	2002			2001			2000
(In thousands)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate
ASSETS

Interest-earning assets:
Loans(1)(2)	107,676	8,544	7.94%	90,680	8,151	8.99%	80,526	7,979	9.91%
Investment securities	22,338	1,124	5.12%	20,299	1,261	6.21%	20,907	1,382	6.58%
Federal funds sold	1,844	34	1.84%	4,072	168	4.14%	995	61	6.23%
Other earning assets	—		0.00%	—		0.00%	—		0.00%
Total interest-earning assets	131,858	9,702	7.37%	115,051	9,580	8.33%	102,428	9,422	9.20%
Allowance for loan losses	(1,336)			(1,184)			(1,069)
Cash and other assets	13,035			13,043			12,682

Total assets	143,557			126,910			114,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Deposits
NOW accounts	20,148	227	1.12%	16,601	264	1.59%	15,463	270	1.75%
Money market / Savings accts.	18,515	326	1.76%	11,585	326	2.82%	11,084	393	3.28%
Time deposits, $100m and over	19,223	731	3.80%	20,090	1,116	5.56%	16,147	956	5.94%
Time deposits, under $100m	45,936	1,674	3.65%	47,469	2,661	5.61%	43,499	2,558	5.89%
Total interest-bearing deposits	103,822	2,958	2.85%	95,745	4,367	4.56%	86,193	4,183	4.85%

Federal funds purchased	641	12	1.91%	36	1	2.31%	675	44	6.52%
Securities sold under agreement to repurchase	1,317	15	1.14%	2,097	61	2.91%	2,938	154	5.24%
Other borrowings	7,688	324	4.21%	2,329	113	4.84%	22	1	4.55%
Total interest-bearing liabilities	113,468	3,309	2.92%	100,207	4,542	4.53%	89,828	4,382	4.88%
Other liabilities:
Demand deposits	14,607			12,263			11,555
Accrued interest payable and other liabilities	831			891			693
Total other liabilities	15,438			13,154			12,248

Total liabilities	128,906			113,361			102,076

Redeemable common stock	—			—			59
Stockholders’ equity	14,651			13,549			11,906

Total liabilities and stockholders’ equity	143,557			126,910			114,041

	Years Ended December 31,
	2002	2001	2000

FINANCIAL RATIOS

Excess of interest-earning assets over interest-bearing liabilities	18,390	14,844	12,600

Ratio of interest-earning assets to interest-bearing liabilities	116.21%	114.81%	114.03%

Net interest income	6,394	5,038	5,039

Interest rate spread (difference between rate earned on interest-earning assets and rate paid on interest-bearing liabilities)	4.45%	3.80%	4.32%

Net interest margin (net interest income divided by average interest-earning assets)	4.86%	4.38%	4.92%

(1) Interest income on loans includes amortization of deferred loan fees and other discounts of $ 33m, $ 13m, and $13m for the fiscal years ended December 31, 2002, 2001, and 2000, respectively.
(2) Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.

The following table sets forth information regarding the weighted average contractual yields earned on the Company’s interest-earning assets and the weighted average interest rates paid on the Company’s interest-bearing liabilities outstanding at December 31, 2002.  Investment securities available for sale (“AFS”) and held to maturity (“HTM”) are shown at their book values.

(In thousands)	Amount	Average Yield/Rate
Interest-earning assets:

Loans	107,676	7.94%
Investment securities	22,338	5.12%
Federal funds sold	1,844	1.84%
Total interest-earning assets	131,858	7.37%

Interest-bearing liabilities:

NOW Accounts	20,148	1.12%
Money market and savings accounts	18,515	1.76%
Time deposits of $100,000 or more	19,223	3.80%
Time deposits under $100m	45,936	3.65%
Total deposits	103,822	2.85%

Federal funds purchased	641	1.91%
Securities sold under agreement to repurchase	1,317	1.14%
Long term debt	7,688	4.21%
Total interest-bearing liabilities	113,468	2.92%

Changes in interest income and interest expense are attributable to three factors: (i) a change in volume or amount of an asset or liability; (ii) a change in interest rates; or (iii) a change caused by the combination of changes in asset or deposit mix.  The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and expense during the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided as to changes attributable to change in volume (change in volume multiplied by current rate) and change in rates (change in rate multiplied by current volume).  The remaining difference has been allocated to mix.

	Year Ended December 31, 2002 Compared to 2001
(In thousands)	Volume	Rate	Mix	Net Change

Interest income:
Loans (1)(2)	1,349	-1,135	180	394
Investment securities	104	-244	3	-137
Federal funds sold	-41	-42	-51	-135
Other earning assets	0	0	0	0
Total interest income				122

Interest expense:
NOW accounts	40	-94	18	-36
Money market and saving accounts	122	-195	73	0
Time deposits, $100,000 and over	-41	-336	-19	-396
Time deposits, less than $100,000	-56	-896	-25	-977
Total deposits				-1,409

Other borrowings	226	-48	33	211
Federal Funds Purchased	12	-3	17	26
Securities sold under agreement to repurchase	-1	-37	-23	-61
Total other interest-bearing liabilities				176

Total interest expense				-1,233

Change in net interest income (expense)				1,356

	Year Ended December 31, 2001 Compared to 2000
	Volume	Rate	Mix	Net Change

Interest income:
Loans (1)(2)	928	-835	79	172
Investment securities	-37	-74	-3	-114
Federal funds sold	154	-84	37	107
Other earning assets	0	0	0	0
Total interest income				165

Interest expense:
NOW accounts	19	-26	1	-7
Money market and saving accounts	16	-85	1	-67
Time deposits, $100,000 and over	230	-79	16	167
Time deposits, less than $100,000	212	-136	22	97
Total deposits				190

Other borrowings	205	-3	-90	112
Federal Funds Purchased	-33	-2	-9	-44
Securities sold under agreement to repurchase	-48	-49	4	-92

Total other interest-bearing liabilities				-24

Total interest expense				166

Change in net interest income (expense)

-1

(1) Loan amounts include non-accruing loans.

(2) Interest income includes the portion of loan fees recognized in the respective periods.

The following table sets forth the re-pricing of the Company’s interest earning assets and interest-bearing liabilities as of December 31, 2002.  The time periods in the table represent the period, following December 31, 2002, during which an asset or liability matures or can be repriced.  This interest sensitivity gap table is designed to monitor the Company’s interest rate risk exposure within the designated time period.  In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals.  The Company’s interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations.  The Company’s policy is to attempt to maintain a ratio of cumulative gap to total interest sensitive assets of negative 15.00% to positive 15.00% in the time period of one year or less.  Presently the Bank is in a negative one-year cumulative GAP position of (0.07%) and is actively seeking adjustable rate loans and longer-term liabilities to increase the Bank’s positive sensitivity.  The Bank to date has not participated in any derivative products to address this issue and does not foresee the need to do so in the immediate future.  Below is a table, which reflects the Company’s interest-earning assets and interest-bearing liabilities.  The information set forth below is based on the following assumptions of management.  (i) saving and money market and NOW accounts will be less interest rate sensitive and the re-pricing on these accounts will be spread out over a five-year period; and  (ii)  securities other than mortgage-backed securities have been scheduled by maturity date while mortgages have been amortized over the life of the mortgage.

(In thousands)	Less than One Year	1 to 5 Years	Over 5 Years	Total
Interest Sensitive Assets
Federal Funds sold	460	0	0	460
Investment securities
Taxable(1)	13,533	7,531	270	21,334
Tax-exempt(1)	0	0	1,372	1,372
Loans(2)
Fixed rate & adjustable rate 1-4 mort.	9,810	12,107	1,569	23,589
Scheduled payments	49,876	48,481	2,845	101,099

Total Interest-Sensitive Assets	73,679	68,119	6,056	147,854

Interest Sensitive Liabilities
NOW	10,405	15,611	0	26,016
Money market	10,857	3,619	0	14,476
Time deposits	47,012	22,357	0	69,369
Other interest-bearing liabilities	5,503	8,000	0	13,503
Long-term debt	0	0	0	0

Total Interest Sensitive Liabilities	73,777	49,587	0	123,364

Interest Sensitivity Gap	(101)	18,532	6,056	24,487
Cumulative Gap	(101)	18,431	24,487

Ratio of cumulative gap to total Interest sensitive assets	(0.07)%	12.47%	16.56%

(1) All AFS securities are shown at the market value and HTM are shown at book value.

(2) Non-performing loans are included as interest-earning assets.

Lending Activities

Loan Policy

All lending activities of Cornerstone are under the direct supervision and control of the Directors Loan Committee, which consists of the chief executive officer and four outside directors.  Also present at meetings of the committee are the executive vice president and senior lender, the executive vice president and chief financial officer, loan review officer and other lending officers as required.  The loan committee enforces loan authorizations for each officer, makes lending decisions on loans exceeding such limits, services all requests for office credits to extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending category.  The Bank’s established maximum loan volume to assets is 85%.  The loan portfolio consists primarily of real estate, commercial and installment loans.

General

 At December 31, 2002, the Company’s loan portfolio constituted approximately 77.98% of the Company’s total assets.  The following table sets forth the composition of the Company’s loan portfolio at the indicated dates.

	At December 31,
(In thousands)	2002		2001
	Amount	Percent	Amount	Percent

Commercial, financial, and agricultural	28,034	22.48%	20,425	19.40%

Real estate – construction	20,517	16.46%	13,190	12.54%

Real estate – mortgage	28,331	22.72%	30,828	29.33%

Real Estate – commercial	41,926	33.62%	34,541	32.85%

Consumer loans	5,880	4.72%	6,170	5.88%

Total loans	124,688	100.00%	105,154	100.00%

The following table sets forth the scheduled maturities of the loans in the Company’s loan portfolio as of December 31, 2002 based on their contractual terms to maturity.  Overdrafts are reported as due in less than one year.  Loans unpaid at maturity are renegotiated based on current market rates and terms.

	Loans Maturing
	Less Than One Year	One to Five Years	More than Five Years	Total

Commercial, financial and agricultural	19,566	8,463	5	28,034

Real estate – construction	16,943	3,388	186	20,517

Real estate – mortgage	11,263	13,438	3,630	28,331

Real estate – commercial	12,646	28,692	588	41,926

Consumer loans	2,015	3,861	4	5,880

Total Loans	62,433	57,842	4,413	124,688

Types of Loans

Commercial Loans

Commercial, industrial, and non-farm non-residential loans, hereinafter referred to as commercial loans (excluding commercial construction loans) totaled $28.0 million or 22.5% of the Company’s loan portfolio at December 31, 2002.  Commercial loans consist of loans and lines of credit to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital.  The terms of the Bank’s commercial loans generally range from 90 days to a 15 year amortization with a 5 year balloon.  The loans generally carry interest rates, which adjust in accordance with changes in the prime rate, but when appropriate will be fixed to match the borrower’s needs.  Substantially all of the Bank’s commercial loans are secured and guaranteed by the principals of the borrower.

Loans secured by marketable equipment are required to be amortized over a period not to exceed 60 months.  Generally, loans secured by current assets such as inventory or accounts receivable are revolving lines of credit with annual maturities.  Loans secured by chattel mortgages and accounts receivable may not exceed 85% of their market value.  Loans secured by listed stocks, municipal bonds and mutual funds may not exceed 70% of their market value.  Unsecured short-term loans and lines of credit must meet criteria set by the Bank’s Loan Committee.  Current financial statements support all commercial loans, and such financial statements are updated annually.  Commercial loans, which are considered small business loans, are the core business of the Bank.  Most loans are made with a long-term relationship intended and Cornerstone also seeks to obtain the borrower’s business and personal depository accounts.

Real Estate - Construction Loans

As of December 31, 2002, Cornerstone had $14.9 million in construction and development loans outstanding, which represented 12.0% of the loan portfolio.  All construction and development loans are held in the Bank’s loan portfolio.  The Bank makes residential construction loans to owner-occupants and to persons building residential properties for resale.  The Bank has two main areas of construction loans: one is to residential real estate developers for speculative or custom single-family residential properties, and the other is to custom commercial construction projects with guaranteed takeout provisions.  Construction loans are usually variable rate loans made for terms of one year or less, but extensions are permitted if construction has continued satisfactorily and if the loan is current and other circumstances warrant the extension.  Construction loans are limited to 80% of the appraised value of the lot and the completed value of the proposed structure.

Construction financing generally is considered to involve a higher degree of credit risk than permanent mortgage financing of residential properties, and this additional risk usually is reflected in higher interest rates.  The higher risk of loss on construction loans is attributable in large part to the fact that loan funds are estimated and advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction.  Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages and other unpredictable contingencies, it is relatively difficult to accurately evaluate the total loan funds required to complete a project and to accurately evaluate the related loan-to-value ratios.  If the estimates of construction costs and the salability of the property upon completion of the project prove to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment.

The Bank’s underwriting criteria are designed to evaluate and minimize the risk of each construction loan.  Among other items, the Bank considers evidence of the availability of permanent financing or a take-out commitment to the borrower, the financial strength and reputation of the borrower, an independent appraisal and review of cost estimates, market conditions, and, if applicable, the amount of the borrower’s equity in the project, pre-construction sale or leasing information and cash flow projections of the borrower.

Real Estate - Mortgage Loans

At December 31, 2002, real estate mortgage loans totaled  $ 28.3 million or 22.7% of the Company’s loan portfolio.  Real estate mortgage loans include all one to four family residential loans secured by real estate for purposes other than construction or acquisition and development.  All real estate loans are held in the Bank’s loan portfolio except for loans designated loans held for sale.  The loans held for sale are FHLB or FNMA qualified and have been pre-approved by an underwriting specialist prior to closing.  As of December 31, 2002 the Bank had $ 3.2 million of these secondary market mortgages.  The remainder of the Bank mortgage loans are home equity loans and are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10-15 year period.  The Bank’s experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

In the case of owner occupied single-family residences, real estate loans are made for up to 95% of the value of the property securing the loan, based upon an appraisal if the loan amount is over $100,000.  When the loan is secured by real estate containing a non-owner occupied dwelling of one to four family units, loans generally are made for up to 80% of the value, based upon an appraisal if the loan amount is over $100,000.  The Bank also requires title insurance to insure the priority of the property lien on its real estate loans over $50,000 and requires fire and casualty insurance on all of its loans.

The real estate loans originated by the Bank contain a “due-on-sale” clause, which provides that the Bank may declare the unpaid balance of the loan immediately due and payable upon the sale of the mortgaged property.  Such clauses are an important means of reducing the average loan life and increasing the yield on existing fixed-rate real estate loans, and it is the Bank’s policy to enforce due-on-sale clauses.

Real Estate -Commercial

At December 31, 2002, commercial real estate mortgage loans totaled  $ 47.5 million or 38.1% of the Company’s loan portfolio.  Commercial real estate mortgage loans include all non one to four family residential loans secured by real estate for purposes other than construction or acquisition and development.  All real estate loans are held in the Bank’s loan portfolio except for loans that have been participated to correspondent Banks.  The Bank will sell these participations once a loan exceeds the Bank’s legal lending limit or is deemed appropriate by the Director’s Loan Committee.  Commercial real estate mortgage loans are a combination of properties that are leased out or used for a primary place of a business the Bank has a relationship with.   Most of the commercial real estate loans are fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10-15 year period, but whenever possible the Bank will seek a variable rate loan which would be tied to the New York prime rate and adjust monthly.  The Bank’s experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

Commercial real estate loans are made for up to 85% of the value of the property securing the loan, based upon an appraisal if the loan amount is over $100,000.  The Bank also requires title insurance to insure the priority of the property lien on its real estate loans over $50,000 and requires fire and casualty insurance on all of its loans.

Consumer Loans

At December 31, 2002, consumer loans totaled  $ 5.9 million or 4.7% of the Company’s loan portfolio.  These loans consist of consumer installment loans and consumer credit card balances.  As of December 31, 2002, the Bank had $ .2 million credit card balances outstanding

The Bank makes both secured and unsecured consumer loans for a variety of personal and household purposes.  Most of the Bank’s consumer loans are automobile loans, boat loans, property improvement loans and loans to depositors on the security of their certificates of deposit.  These loans are generally made for terms of up to five years at fixed interest rates.  The Bank considers consumer loans to involve a relatively high credit risk compared to real estate loans.  Consumer loans, therefore, generally yield a relatively high return to the Bank and provide a relatively short maturity.  The Bank believes that the generally higher yields and the shorter terms available on various types of consumer loans tend to offset the relatively higher risk associated with such loans, and contribute to a profitable spread between the Bank’s average yield on earning assets and the Bank’s cost of funds.

Lending Commitments

As of December 31, 2002, commitments under standby letters of credit and undisbursed loan commitments aggregated approximately $18,356,000.  This number includes all lines that have not been fully drawn and loan commitments in the same status.

Origination, Purchase and Sale of Loans

The Bank originates loans primarily in Hamilton County, Tennessee.  The Bank also originates loans in Marion, Sequatchie, and Bradley Counties in Tennessee, and Dade, Walker and Catoosa Counties in Georgia, each of which is contiguous to Hamilton County.  Loans are originated by nine loan officers who operate from the Bank’s offices in Chattanooga.  These loan officers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others.  The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices.

Upon receipt of a loan application and all required supporting information from a prospective borrower, the Bank obtains a credit report and verifies specific information relating to the loan applicant’s employment, income and creditworthiness.  For significant extensions of credit in which real estate will secure the proposed loan, a certified appraisal of the real estate is undertaken by an independent appraiser approved by the Bank.  The Bank’s loan officers then analyze the credit worthiness of the borrower and the value of any collateral involved.

The Bank’s loan approval process is intended to be conservative but also responsive to customer needs.  Loans are approved in accordance with the Bank’s written loan policy, which provides for several tiers of approval authority, based on a borrower’s aggregate debt with the Bank.  Certain loan officers have the authority to approve loans of up to $ 150,000.  All other loan officers have the authority to approve secured loans of up to at least $ 25,000.  There is an Officers Loan Committee comprised of the senior officers of the Bank which must approve any loan that increases the borrower’s aggregate indebtedness above an individual officer’s limit, but that is not more than $ 500,000.  The Directors Loan Committee must approve all loans over $ 500,000 up to $ 1,000,000.   All loans above $1,000,000 up to the Bank’s legal lending limit must be approved by the Board of Directors of the Bank.  The Bank’s legal lending limit is 25% of the Bank’s qualifying equity for secured loans and 15% for unsecured loans.

The Bank has in the past purchased and sold commercial loan participations with correspondent banks and will continue the practice when management feels the action would be in the best interest of stockholders.  The purchase of loan participations allows the Bank to expand its loan portfolio and increase profitability while still maintaining the high credit standards, which are applied to all extensions of credit made by the Bank.  The sale of loan participations allows the Bank to make larger loans, which it otherwise would be unable to make due to capital or other funding considerations. As of the end December 31, 2002, the Bank had a purchased participation balance of $ 14 thousand and had a sold participations balance of $4.8 million.

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

The Bank also receives miscellaneous fee income from late payment charges, overdraft fees, property inspection fees, and miscellaneous services related to its existing loans.  For the year ended December 31, 2002, the Bank recognized origination, commitment and other loan fees totaling $ 570,706, which equaled 5.88% of the Company’s total interest income for the year.

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

The Bank’s loan portfolio is systematically reviewed by the Bank’s management, internal auditors, external auditors, and State and Federal regulators to ensure that the Bank’s larger loan relationships are being maintained within the loan policy guidelines, and remain properly underwritten.  Input from all the above parties is used by the Bank to take corrective actions as necessary.  As discussed below, each of the Bank’s loans is assigned a rating in accordance with the Bank’s internal loan rating system.  All past due loans are reviewed by the Bank’s senior lending officers and all past due loans over $25,000 are reviewed monthly by the Director’s Loan Committee.  All loans classified as substandard or doubtful, as well as any “special mention” loans (defined in the following paragraph), are placed on the Bank’s watch list and reviewed at least monthly by the Director’s Loan Committee.  In addition, all loans to a particular borrower are reviewed, regardless of classification, each time such borrower requests a renewal or extension of any loan or requests an additional loan.  All lines of credit are reviewed annually prior to renewal.  Such reviews include, but are not limited to, the ability of the borrower to repay the loan, a re-assessment of the borrower’s financial condition, the value of any collateral and the estimated potential loss to the Bank, if any.

The Bank’s internal problem loan rating system establishes three classifications for problem assets: substandard, doubtful and loss.  Additionally, in connection with regulatory examinations of the Bank, Federal and State examiners have authority to identify problem assets and, if appropriate, require the Bank to classify them.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted.  Consequently, such assets are charged-off in the month they are classified as loss.  Federal regulations also designate a “special mention” category, described as assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.

Assets classified as substandard or doubtful require the Bank to establish general allowances for loan losses.  If an asset or portion thereof is classified as loss, the Bank must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss or charge off such amount.  General loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included, up to certain limits, in determining the Bank’s regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.

The Bank’s collection procedures provide that when a loan becomes 15 days and 30 days delinquent, the borrower is contacted by mail and payment is requested.  If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower.  Most loan delinquencies are cured within 60 days and no legal action is required.  In certain circumstances, the Bank, for a fee, may modify the loan, grant a limited moratorium on loan payments or revise the payment schedule to enable the borrower to restructure his or her financial affairs.  Generally, the Bank stops accruing interest and any accrued non collected interest will be reversed in accordance with GAAP on delinquent loans when payment is in arrears for 90 days or when collection otherwise becomes doubtful.  If the delinquency exceeds 120 days and is not cured through the Bank’s normal collection procedures or through a restructuring, the Bank will institute measures to enforce its remedies resulting from the default, including commencing a foreclosure, repossession or collection action.  In certain cases, the Bank will consider accepting a voluntary conveyance of collateral in lieu of foreclosure or repossession.  Real property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as “real estate owned” until it is sold and is carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose.  Accounting standards define fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale.  Fair values at foreclosure are based on appraisals.  Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses.  Subsequent write-downs are provided by a charge to income through losses on other real estate in the period in which the need arises.

The Bank attempts to sell real estate owned promptly after foreclosure, and it sold $545,807 of its real estate owned due to loan foreclosures during the year ended December 31, 2002.  The book value of real estate owned that was sold by the Bank during the year ended December 31, 2002 totaled  $555,807.  As of December 31, 2002, the Bank had $240,000 in value of real estate owned as a result of foreclosure.

The following table sets forth information regarding the Company’s delinquent and non-performing assets as of the dates indicated.

(In thousands)	At December 31,
	2002	2001
Accruing loans which are contractually past due 90 days or more:

Commercial, financial, and agricultural	0	0
Real estate - construction	0	0
Real estate - mortgage	0	0
Consumer	0	0

Total	0	0

Ratio of delinquent (30 days or more) but accruing loans to:

Total loans	0.22%	0.58%
Total assets	0.17%	0.45%

Non-accruing loans (90 days or more):

Commercial, financial, and agricultural	0	52
Real estate - construction	0	0
Real estate - mortgage	0	61
Consumer loans	48	0

Total	48	113

Real estate acquired through foreclosure	240	601

Property acquired through repossession	0	39

Total	288	640

Total loans	124,688	105,154

Ratio of non-performing assets to total loans	0.23%	0.61%

Allowance for Loan Losses

The allowance or reserve for possible loan losses is a means of absorbing future losses, which could be incurred from the current loan portfolio.  The Bank maintains an allowance for possible loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances.

The Bank maintains a general allowance equal to approximately 1.25% of the total principal amount of loans outstanding and management adjusts the general allowance monthly by charges or credits to income in response to changes in the outstanding loan balance.  Management also may establish specific loan loss allowances for specific loans after considering such factors as past delinquencies on the loan, the value of the underlying collateral and the size of the loan.  A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable.  Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance.  It is the opinion of the Bank’s management that the balance in the general allowance for loan losses as of December 31, 2002 is adequate to absorb possible losses from loans currently in the portfolio.

The following table summarizes the Company’s loan loss experience for the periods indicated.

	Years Ended December 31,
(In thousands)	2002	2001

Average loans	107,676	90,680

Allowance for possible loan losses, beginning of the period	1,322	1,142

Charge-offs for the period:
Commercial, financial, and agricultural	423	129
Real estate - construction	0	45
Real estate - mortgage	12	169
Consumer	62	60

Total charge-offs	497	403

Recoveries for the period:
Commercial, financial, and agricultural	75	108
Real estate - construction	0	1
Real estate - mortgage	7	3
Consumer	27	36

Total recoveries	109	148

Net charge-offs for the period	388	255

Provision for loan losses	683	435

Adjustments	-26	0

Allowance for possible loan losses, end of the period	1,591	1,322

Ratio of allowance for loan losses to total average loans outstanding	1.48%	1.46%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.36%	0.28%

In addition to the Bank’s loan rating system for problem assets described above (see Problem Loans, above), the Bank has established a loan rating system for all categories of loans which assists management and the Board of Directors in determining the adequacy of the Bank’s allowance for loan losses.  Each loan in the Bank’s portfolio is assigned a rating which is reviewed by management periodically to ensure its continued suitability.  An exception is made in the case of (i) monthly installment loans which are grouped together by delinquency status such as over 10, 30, 60, or 90 days past due and (ii) problem assets which are rated as substandard, doubtful, or loss as discussed above.  All other loans are assigned a rating of excellent, good, or moderate.  The total amount of loans in each of these loan rating categories is weighted by a factor that management believes reasonably reflects losses that can be anticipated with respect to loans in each of these categories.  Based on these weightings, the

Bank’s management establishes an allowance for loan losses that is reviewed by its Board of Directors each month.

The following table sets forth the Company’s allocation of the allowance for loan losses as of December 31, 2002, and 2001.

	At December 31, 2002		At December 31, 2001
(In thousands) Balance at end of period applicable to	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial, financial, and agricultural	537	22.48%	388	19.58%
Real estate - construction	524	16.46%	332	12.54%
Real estate – commercial	245	22.72%	251	27.21%
Real estate – mortgage	138	33.62%	200	34.97%
Consumer	147	4.72%	151	5.70%

Total	1,591	100.00%	1,322	100.00%

Investment Activities

Investment Policy

The objective of Cornerstone’s investment policy is to invest funds not otherwise needed to meet the loan demand of Cornerstone’s market area and to meet the following five objectives: Gap Management, Liquidity, Pledging, Return, and Local Community Support.  In doing so, Cornerstone uses the portfolio to provide structure and liquidity that the loan portfolio cannot.  The management investment committee will balance the market risk and credit risks against the potential investment return, make investments compatible with the pledge requirements of Cornerstone’s deposit of public funds, maintain compliance with regulatory investment requirements, and assists the various public entities with their financing needs.  The management investment committee is authorized to execute security transactions for the investment portfolio based on the decisions of the Board of Directors Asset Liability Committee (ALCO).  All the investment transactions occurring since the previous ALCO meeting are reviewed by the ALCO at its next monthly meeting, in addition to the entire portfolio.  The investment policy allows portfolio holdings to include short-term securities purchased to provide Cornerstone’s needed liquidity and longer-term securities purchased to generate stable income for Cornerstone during periods of interest rate fluctuations.

The Company’s investment portfolio totaled $ 22.7 million or 14.2% of total assets at December 31, 2002.

The following table sets forth the carrying value of the Bank’s investments at the dates indicated.  Securities are held in both available for sale and held to maturity categories. Securities available for sale are carried at fair market value and securities held to maturity are held at their book value.

	At December 31,
(In thousands)	2002	2001

Securities available for sale:
U.S. Government and agency obligations	10,277	13,007
Mortgage-backed and other securities	8,394	5,184
States & political subdivisions tax-exempt	1,438	914
Other Bonds & FHLB Stock	1,572	373

Total	21,681	19,478

Securities held to maturity:
U.S. Government and agency obligations	0	0
Mortgage-backed and other securities	1,025	2,197
States & political subdivisions tax-exempt	0	0

Total	1,025	2,197

Total Securities	22,706	21,675

The following table sets forth the book value of the Bank’s investments at December 31, 2002, the weighted average yields on the Bank’s investments at December 31, 2002 and the periods to maturity of the Bank’s investments from December 31, 2002.

	Periods to Maturity from December 31, 2002
(In thousands)	1 year or less		1 - 5 years		5 - 10 years		Over 10 years
Available for Sale:	Amount	Weighted Average Yield(1)	Amount	Weighted Average Yield(1)	Amount	Weighted Average Yield(1)	Amount	Weighted Average Yield(1)

U. S. Treasuries	0	0.00%	0	0.00%	0	0.00%	0	0.00%
U. S. Government agencies	3,993	6.48%	5,971	5.65%	0	0.00%	0	0.00%
Mortgage backed securities(2)	0	0.00%	76	6.45%	37	7.31%	8,243	2.91%
Tax-exempt municipal bonds	0	0.00%	0	0.00%	250	6.19%	1,122	6.34%
Other bonds, notes, debentures, and securities	506	3.69%	1,056	4.78%	0	0.00%	0	0.00%

Total	4,499	6.17%	7,103	5.53%	287	6.34%	9,365	3.32%

Total Available for Sale	21,254	4.700%

	Periods to Maturity from December 31, 2002
(In thousands)	1 year or less		1 - 5 years		5 - 10 years		Over 10 years
Held to Maturity:	Amount	Weighted Average Yield(1)	Amount	Weighted Average Yield(1)	Amount	Weighted Average Yield(1)	Amount	Weighted Average Yield(1)

U. S. Treasuries	0	0.00%	0	0.00%	0	0.00%	0	0.00%
U. S. Government agencies	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Mortgage backed securities (2)	0	0.00%	91	6.58%	102	7.89%	831	5.49%
Tax-exempt municipal bonds	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Other bonds, notes, debentures, and securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%

Total	0	0.00%	91	6.58%	102	7.89%	831	5.49%

Total Held to Maturity	1,025	5.823%

Total Securities	22,279	4.752%

(1) The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.

(2) Mortgages are allocated by maturity and not amortized

Sources of Funds

General

Time, money market, savings and demand deposits are the major source of the Company’s funds for lending and other investment purposes.  All deposits are held by the Bank.  In addition, the Company obtains funds from loan principal repayments and proceeds from sales of loan participations and investment securities.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and sales of loan participations and investment securities are significantly influenced by prevailing interest rates, economic conditions and the Company’s asset and liability management strategies.  Borrowings are used on either a short-term basis to compensate for reductions in the availability of other sources of funds or on a longer-term basis to reduce interest rate risk.

Deposits

The Bank offers several types of deposit accounts, with the principal differences relating to the minimum balances required, the time period the funds must remain on deposit and the interest rate.  Deposits are obtained primarily from the Bank’s Chattanooga Metropolitan Statistical Area (MSA).  The Bank does not advertise for deposits outside of this area.  The Bank does not solicit funds from brokers, nor does it rely upon any single person or group of related persons for a material portion of its deposits.  A principal source of deposits for the Bank consists of short-term money market and other accounts, which are highly responsive to changes in market interest rates.  Accordingly, the Bank, like all financial institutions, is subject to short-term fluctuations in deposits in response to customer actions due to changing short-term market interest rates.  The ability of the Bank to attract and maintain deposits and the Bank’s cost of funds has been and will continue to be significantly affected by money market conditions.

The following tables set forth the composition of deposits for the Company, excluding accrued interest payable, by type for the years ended December 31, 2002 and December 31, 2001.

(In thousands)	2002	2001

Demand deposits	20,586	14,206
NOW accounts	19,485	21,152
Savings & Money market deposits	21,007	15,302
Time deposits under $100,000	50,505	47,851
Time deposits $100,000 and over	18,863	20,638

Total deposits	130,446	119,149

The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

(In thousands)	2002		2001

Demand deposits	14,607		12,263
NOW accounts	20,148	1.12%	16,601	1.59%
Savings & Money market deposits	18,515	1.76%	11,585	2.82%
Time deposits under $100,000	45,936	3.65%	47,469	5.61%
Time deposits $100,000 and over	19,223	3.80%	20,090	5.56%

Total deposits	118,429	2.50%	108,008	4.04%

Borrowings

The Bank joined the Federal Home Loan Bank of Cincinnati in October of 2000.  The Federal Home Loan Bank (FHLB) allows the Bank to borrow funds on a contractual basis many times at rates lower than the costs of local certificates of deposit.   In addition the FHLB has the ability to provide structured advances that best reduce or leverage the interest rate risk of the Bank.  The Bank as of the end of the year had $10 million outstanding with the FHLB. All the loans are $2 million in size and are structured as ten year obligations with an optional conversion to a floating rate after a stated period of time.  The loans have maturities ranging from December 2010 to September 2012 and have conversion dates ranging from immediate to September 2007.  Interest rates ranges from 3.5% to 5.0%.  The Bank has several Federal Funds lines of credit available with correspondent banks with a total availability of $11 million as of the end of 2002.  In addition, the Bank has the right to borrow from the Federal Reserve Bank if necessary to supplement its supply of funds available for lending and to meet deposit withdrawal requirements.  As of December 31, 2002, the Company had established a line of credit of $2.5 million priced at 1 month LIBOR plus 150 basis points.  The loan was established to insert capital infusions to the Bank to fund growth or retire treasury stock, if any, as needed.   This line allows the holding company to act as a source of strength for the Bank without the expense or dilution of additional common stock.

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

The primary function of asset / liability management is not only to assure adequate liquidity in order for Cornerstone to meet the needs of its customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that Cornerstone can profitably deploy its assets and therefore optimize earnings.  Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through loan repayment and maturity of investment securities.  Additional sources of liquidity are the investment in Federal Funds sold and prepayments from the mortgage backed securities from the investment portfolio.

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts.  Other short-term liabilities, which do not qualify as a deposit, are Federal Funds purchased and securities under agreement to repurchase (REPO’s). Both are temporary solutions for liquidity as Federal Funds must be paid off at least once every 30 days and REPO’s must be collateralized by investment securities.  At year-end December 31, 2002, Cornerstone had $1.8 million in Federal Funds purchased and $1.7 million in REPO’s. Longer-term liabilities are limited to FHLB advances, which would be used to reduce interest rate risk, and Company loans used to repurchase common stock or finance any acquisition in the future.

Capital Resources / Liquidity

Liquidity.   Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities.  Cornerstone’s liquidity, represented by cash and cash from banks, is a result of its operating, investing and financing activities.  In order to ensure funds are available at all times, Cornerstone devotes resources to projecting on a monthly basis the amount of funds accessible.  Liquidity requirements can also be met through short-term borrowing or the disposition of short-term assets, which are generally matched to correspond to the maturity of liabilities.

Cornerstone’s liquidity target is measured by adding the entire Bank’s net cash, short term and marketable securities not pledged and dividing this number by total deposits and short-term liabilities not secured by assets pledged.  The approved liquidity policy is targeted at 10% and currently the Bank’s liquidity ratio is 11.45%.  Cornerstone is not subject to any specific liquidity requirements imposed by regulatory orders.  Cornerstone is subject to general FDIC guidelines, which do not require a minimum level of liquidity.  Management believes its liquidity ratios meet or exceed these guidelines.  Management does not know of any trends or demands, which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

The following table sets forth liquidity ratios for periods indicated:

	December 31, 2002	December 31, 2001
Average loans to average deposits	90.9%	84.0%

Impact of Inflation and Changing Prices.  The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of the financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation.  Management is concerned with two inflationary factors; the first and the most common is the general impact of inflation on operations of Cornerstone and is reflected in increased operating costs.  The other and most dangerous to the Bank’s profitability is interest rate adjustments by the Federal Reserve and the general fixed income market in reaction to inflation.  In other words interest rate risk, unlike most industrial companies, substantially impacts the Company because virtually all of the assets and liabilities of Cornerstone are monetary in nature.  As a result, interest rates may have a more significant impact on Cornerstone’s performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services and each issue must be dealt with independently.

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses.  The objective of Cornerstone’s management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements.  This is achieved by improving profitability by effectively allocating resources to more profitable business, improving asset quality, strengthening service quality, and streamlining costs.  The primary measures used by management to monitor the results of these efforts are the ratios of actual equity to average assets and actual equity to risk-adjusted assets.

The FDIC has adopted capital guidelines governing the activities of banks.  These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potential higher credit risk will require more capital backing than assets with lower risk.  In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments.  The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II.  Under risk-based capital requirements, total capital consists of Tier I capital which is generally common shareholder’s equity less goodwill and Tier II which is primarily Tier I capital plus a portion of the loan loss allowance.  In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets.  Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by regulators.  The framework for calculating risk-based capital requires banks to meet the regulatory minimums of 4% Tier I and 8% total risk based capital.  In 1990 regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

The following tables set forth the composition of the Bank’s capital at December 31, 2002 and 2001.

(In thousands)	December 31, 2002	December 31, 2001
Capital:	Amount	Amount
Tier I Capital:
Stockholders’ equity	12,390	11,224
Less Gain on AFS Securities	(281)	(275)
Plus loss of AFS Securities	—	—
Less disallowed intangibles	—	—
Total Tier I capital	12,109	10,949

Tier II capital:
Qualifying debt	—
Qualifying allowance for loan losses	1,530	1,277
Total Tier II capital	13,639	12,226
Total capital	13,639	12,226

Risk-adjusted assets	115,955	102,132
Average assets(1)	149,426	131,789

Ratios:
Tier I capital to risk-adjusted assets	9.90%	10.72%
Tier II capital to risk-adjusted assets	11.15%	11.97%
Leverage – Tier I capital to average assets Less disallowed intangibles	8.10%	8.31%

(1)  Based on fourth quarter averages

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for banks.  Under the regulation defining these five capital categories, each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings.  The following table lists the five categories of capital and each of the minimum requirements for the three risk-based ratios.

	Total Risk-Based Capital Ratio	Tier I Risk-Based Capital Ratio	Leverage Ratio
Well-capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Under capitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	2% or less

On December 31, 2002, Cornerstone exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.  There are no existing accounting pronouncements or guidance that is expected to be adopted by the Bank during 2003.  Further, there are no critical accounting policies applied that have alternative applications which would likely change the results of operations in a material amount.  Management of the Bank believes it has made the proper judgements about its selection of accounting policies.

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

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors and executive officers of the Company is set forth under the caption “Proposal I: Election of Directors – Information About Nominees” on pages 4 through 5 of the Company’s 2003 Proxy Statement. Such information is incorporated into this report by reference.  Information relating to compliance with the reporting requirements of Section 16 (a) of the Securities Exchange Act of 1934, as amended, by the Company’s executive officers and directors, persons who own more than ten percent of the Company’s common stock and their affiliates who are required to comply with such reporting requirements is set forth in “Introduction – Section 16 (a) Beneficial Ownership Reporting Compliance” on page 3 of the Company’s 2003 Proxy Statement.  Such information is incorporated into this report by reference.

ITEM 10.  EXECUTIVE COMPENSATION

Information relating to Director compensation is set forth under the caption “Executive Compensation and Other Information” on page 8 of the Company’s 2003 Proxy Statement, and information relating to executive compensation is set forth under the caption “Executive Compensation and Other Information” on pages 8 through 12 of the Company’s 2003 Proxy Statement.  Such information is incorporated into this report by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to ownership of the Company’s common stock by certain persons is set forth under the caption “Introduction – Voting Securities and Principal Holders Thereof” on pages 2 through 3 of the Company’s 2003 Proxy Statement.  Such information is incorporated into this report by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain transactions between the Company, and its affiliates and certain other persons is set forth under the caption “Certain Relationships and Related Transactions” on page 13 of the 2003 Proxy Statement.  Such information is incorporated into this report by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

3.1*	Charter of the Company, as amended

3.2*	Bylaws of the Company, as amended

4.	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2 respectively.

10.1**	Cornerstone Statutory-Nonstatutory Stock Option Plan

10.2**	Employment Agreement between Cornerstone Bancshares, Inc. and Gregory B. Jones, dated March 1, 1999, as amended.

10.3**	Employment Agreement between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes, dated March 1, 1999, as amended.

10.4**	Employment Agreement between Cornerstone Bancshares, Inc. and Jerry D. Lee, dated May 1, 1999, as amended.

10.5***	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan

11.1†	Statement re: computation of per share earnings

21.†	The sole subsidiary of Cornerstone Bancshares, Inc. is Cornerstone Community Bank, Chattanooga, Tennessee.

* Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-4, as amended (No. 333-26699).

** Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1, as amended (No. 333-96185).

*** Incorporated herein by reference to the Company’s 2002 Proxy Statement.

† Filed herewith.

(b)     No reports on Form 8K were filed during the period covered by this Form 10-KSB.

ITEM 14.  CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-KSB.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

It should be noted  that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC.
(Registrant)

Date: , 2003	By:	/s/ Gregory B. Jones
Gregory B. Jones
President and Chief
Executive Officer

	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
EVP & Chief Financial Officer

SECTION 906 CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Cornerstone Bancshares, Inc.

By:	/s/ Gregory B. Jones
Gregory B. Jones, President and Chief Executive Officer

By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes, Executive Vice President and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2003.

Signature	Title

/s/ Earl A. Marler, Jr.	Chairman of the Board
Earl A. Marler, Jr.

/s/ Gregory B. Jones	President, Chief Executive Officer and Director (principal executive officer and principal financial officer)
Gregory B. Jones

/s/ Randy Brooks	Director
Randy Brooks

/s/ Kenneth Driver	Director
B. Kenneth Driver

/s/ Karl Fillauer	Director
Karl Fillauer

/s/ James H. Large	Director
James H. Large

/s/ Lawrence D. Levine	Director
Lawrence D. Levine

/s/ Russell W. Lloyd	Director
Russell W. Lloyd

/s/ Doyce G. Payne	Director
Doyce G. Payne

/s/ Turner Smith	Director
Turner Smith

/s/ Billy O. Wiggins	Director
Billy O. Wiggins

/s/ Marsha Yessick	Director
Marsha Yessick

CERTIFICATIONS

I, Gregory B. Jones, certify that:

1.             I have reviewed this annual report on Form 10-KSB of Cornerstone Bancshares, Inc.

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: , 2003	/s/ Gregory B. Jones
Gregory B. Jones, President and Chief Executive Officer

CERTIFICATIONS

I, Nathaniel F. Hughes certify that:

1.             I have reviewed this annual report on Form 10-KSB of Cornerstone Bancshares, Inc.

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: , 2003	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes, Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation of the Company

3.2*	Bylaws of the Company, as amended (see attached amendment)

4.	The right of securities holders are defined in the Articles of Incorporation and Bylaws provided in exhibits 3.1 and 3.2 respectively.

10.1**	Cornerstone Statutory-Nonstatutory Stock Option Plan

10.2**	Employment Agreement between Cornerstone Bancshares, Inc. and Gregory B. Jones, dated March 1, 1999.

10.3**	Employment Agreement between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes, dated March 1, 1999.

10.4**	Employment Agreement between Cornerstone Bancshares, Inc. and Jerry D. Lee, dated May 1, 1999.

10.5***	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan.

11.1†	Statement re: computation of per share earnings

21.†	The sole subsidiary of Cornerstone Bancshares, Inc. is Cornerstone Community Bank, Chattanooga, Tennessee.

* Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-4, as amended (No. 333-26699).

** Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1, as amended (No. 333-96185).

*** Incorporated herein by reference to the company’s 2003 Proxy statement.

† Filed herewith.

Report of Independent Certified Public Accountants
on the Financial Statements

To the Stockholders and
Board of Directors

Cornerstone Bancshares, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee

January 16, 2003

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2002, 2001 and 2000

	2002	2001
ASSETS

Cash and due from banks	$4,928,080	$6,225,038
Interest-bearing deposits in other banks	—	1,904,742
Federal funds sold	460,000	—
Securities available for sale	21,174,980	19,104,781
Securities held to maturity	1,024,726	2,197,015
Federal Home Loan Bank stock, at cost	506,100	373,500
Loans, net of allowance for loan losses	123,096,578	103,832,142
Bank premises and equipment, net	3,953,293	3,730,746
Accrued interest receivable	679,598	754,593
Excess cost over fair value of net assets acquired	2,541,476	2,541,476
Other assets	1,537,390	1,794,215

Total assets	$159,902,221	$142,458,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$20,585,758	$14,205,659
Interest-bearing demand deposits	19,484,709	21,152,107
Savings deposits and money market accounts	21,007,269	15,301,968
Time deposits of $100,000 or more	18,863,337	20,638,274
Time deposits under $100,000	50,505,251	47,851,282

Total deposits	130,446,324	119,149,290

Accrued interest payable	121,270	208,843
Federal funds purchased and securities sold under agreements to repurchase	3,503,139	4,583,525
Federal Home Loan Bank advances	10,000,000	4,000,000
Other liabilities	684,738	437,255

Total liabilities	144,755,471	128,378,913

Stockholders’ equity:
Preferred stock - no par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock - $1.00 par value; 2,000,000 shares authorized; shares issued and outstanding; 1,233,167 in 2002 and 2001	1,233,167	1,233,167
Additional paid-in capital	12,093,868	12,093,868
Retained earnings	1,538,341	476,918
Accumulated other comprehensive income	281,374	275,382

Total stockholders’ equity	15,146,750	14,079,335

Total liabilities and stockholders’ equity	$159,902,221	$142,458,248

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE  BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

INTEREST INCOME
Loans	$8,544,465	$8,150,944	$7,977,863
Securities and interest-bearing deposits in other banks	1,123,648	1,260,705	1,382,448
Federal funds sold	34,179	168,433	61,282

Total interest income	9,702,292	9,580,082	9,421,593

INTEREST EXPENSE
Time deposits of $100,000 or more	730,832	1,116,118	955,612
Other deposits	2,227,329	3,251,454	3,226,911
Federal funds purchased and securities sold under agreements to repurchase	26,939	61,795	198,722
Federal Home Loan Bank advances	323,540	112,738	1,093

Total interest expense	3,308,640	4,542,105	4,382,338

Net interest income before provision for loan losses	6,393,652	5,037,977	5,039,255

Provision for loan losses	683,434	435,000	559,700

Net interest income after provision for loan losses	5,710,218	4,602,977	4,479,555

NONINTEREST INCOME
Service charges	734,102	637,123	502,504
Other noninterest income	67,962	54,812	54,774
Net gains from sale of loans and securities	200,094	197,645	107,905

Total noninterest income	1,002,158	889,580	665,183

NONINTEREST EXPENSES
Salaries and employee benefits	2,630,544	2,236,728	2,173,199
Net occupancy and equipment expense	348,740	314,298	293,971
Other operating expenses	2,004,078	1,998,906	1,992,887

Total noninterest expenses	4,983,362	4,549,932	4,460,057

Income before income tax expense	1,729,014	942,625	684,681

Income tax expense	667,591	373,013	322,557

Net income	$1,061,423	$569,612	$362,124

EARNINGS PER COMMON SHARE
Basic	$.86	$.47	$.31
Diluted	.83	.46	.30

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

	Comprehensive Income	Total Stockholders’ Equity	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income

BALANCE, December 31, 1999		$11,656,755	$1,166,129	$11,128,734	$(454,818)	$(183,290)

Issuance of common stock		193,542	—	193,542	—	—

Comprehensive income:
Net income	$362,124	362,124	—	—	362,124	—

Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale, net of reclassification adjustment	305,740	305,740	—	—	—	305,740

Total comprehensive income	$667,864

BALANCE, December 31, 2000		12,518,161	1,166,129	11,322,276	(92,694)	122,450

Issuance of common stock		838,630	67,038	771,592	—	—

Comprehensive income:
Net income	$569,612	569,612	—	—	569,612	—

Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale, net of reclassification adjustment	152,932	152,932	—	—	—	152,932

Total comprehensive income	$722,544

BALANCE, December 31, 2001		$14,079,335	$1,233,167	$12,093,868	$476,918	$275,382

	Comprehensive Income	Total Stockholders’ Equity	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income

BALANCE, December 31, 2001		$14,079,335	$1,233,167	$12,093,868	$476,918	$275,382

Comprehensive income:
Net income	$1,061,423	1,061,423	—	—	1,061,423	—

Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale, net of reclassification adjustment	5,992	5,992	—	—	—	5,992

Total comprehensive income	$1,067,415

BALANCE, December 31, 2002		$15,146,750	$1,233,167	$12,093,868	$1,538,341	$281,374

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,061,423	$569,612	$362,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278,372	399,045	347,566
Provision for loan losses	683,434	435,000	559,700
Gains on sales of securities and loans	(200,094)	(197,645)	(107,905)
Deferred income taxes	(54,873)	52,877	76,090
Changes in other operating assets and liabilities:
Net change in loans held for sale	1,308,199	115,471	82,407
Accrued interest receivable	74,995	94,546	(192,983)
Accrued interest payable	(87,573)	25,009	(6,036)
Other assets and liabilities	136,720	(92,586)	603,756

Net cash provided by operating activities	3,200,603	1,401,329	1,724,719

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	12,117,007	5,607,875	1,791,570
Securities held to maturity	1,167,259	1,797,499	1,687,329
Purchase of securities available for sale	(14,255,030)	(8,373,659)	(4,403,171)
Net increase in loans	(21,264,952)	(21,505,706)	(13,621,136)
Purchase of bank premises and equipment	(265,739)	(620,074)	(1,496,731)
Proceeds from sale of other real estate and other assets	342,504	611,748	803,995

Net cash used in investing activities	(22,158,951)	(22,482,317)	(15,238,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,297,034	17,899,391	9,904,272
Increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(1,080,386)	1,439,233	964,928
Proceeds from Federal Home Loan Bank advances	6,000,000	2,000,000	2,000,000
Payments for redemption of common stock	—	—	(237,504)
Issuance of common stock	—	838,630	193,542

Net cash provided by financing activities	16,216,648	22,177,254	12,825,238

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,741,700)	1,096,266	(688,187)

CASH AND CASH EQUIVALENTS, beginning of year	8,129,780	7,033,514	7,721,701

CASH AND CASH EQUIVALENTS, end of year	$5,388,080	$8,129,780	$7,033,514

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,396,213	$4,517,096	$4,388,107
Cash paid during the period for taxes	672,309	388,262	210,000

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$195,787	$863,092	$1,015,151
Transfer of other real estate to bank premises	230,019	—	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

Note 1.                      Summary of Significant Accounting Policies

The accounting and reporting policies of Cornerstone Bancshares, Inc. and subsidiary (Company) conform with generally accepted accounting principles and practices within the banking industry.  The policies that materially affect financial position and results of operations are summarized as follows:

Nature of operations:

The Company is a bank-holding company which owns all of the outstanding common stock of Cornerstone Community Bank (Bank).  The Bank provides a variety of financial services through four locations in Chattanooga, Tennessee.  The Bank’s primary deposit products are demand deposits, savings accounts, and certificates of deposit.  Its primary lending products are commercial loans, real estate loans, and installment loans.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and the Bank.  All material intercompany accounts and transactions have been eliminated in consolidation.

Excess cost over fair value of net assets acquired:

The excess cost over fair value of net assets acquired represents the excess of the cost of the investment in the Bank over the underlying net assets of the Bank at the date of acquisition.  The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, in 2002, which requires that goodwill and other intangible assets deemed to have an indefinite life not be amortized.  Excess cost over fair value of net assets is tested annually for impairment.  If the carrying value of excess cost over fair value of net assets acquired exceeds the fair value, a write-down is recorded.

Through December 31, 2001, excess cost over fair value of net assets acquired was amortized over 25 years using the straight-line method.  Amortization expense for the years ended December 31, 2001 and 2000, amounted to $121,023 and $114,753, respectively.

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

The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

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

Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at market value with unrealized gains and losses reported in other comprehensive income.  Realized gains (losses) on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.  Gains and losses on sales of securities are determined on the specific-identification method.

Declines in the market value of individual held to maturity and available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their market value.  The related write-downs are included in earnings as realized losses.

Loans:

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

Allowance for loan losses:

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.  Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.  The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

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

Other real estate owned:

Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank’s carrying amount or fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  The portion of interest costs relating to development of real estate is capitalized.  Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Income taxes:

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Statements of cash flows:

The Bank considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Stock-based compensation:

At December 31, 2002, the Company has two stock-based compensation plans, which are described fully in Note 13.  The company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans.  No stock-based employee compensation is reflected in net income as all options granted under these plans had an exercise price equal to or above the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	2002	2001	2000

Net income, as reported	$1,061,423	$569,612	$362,124
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	(21,348)	(7,309)	—

Pro forma net income	$1,040,075	$562,303	$362,124

Earnings per share:
Basic-as reported	$0.86	$0.47	$0.31
Basic-pro forma	$0.84	$0.46	$0.31

Diluted-as reported	$0.83	$0.46	$0.30
Diluted-pro forma	$0.82	$0.45	$0.30

Note 2.                      Securities

Securities have been classified in the balance sheet according to management’s intent as either securities held to maturity or securities available for sale.

The amortized cost and approximate market value of securities at December 31, 2002 and 2001, is as follows:

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Securities available for sale:
U.S. Government agencies and corporations	$9,963,857	$312,203	$—	$10,276,060

State and municipal securities	1,372,263	65,883	—	1,438,146

Mortgage-backed securities	8,355,923	38,888	(602)	8,394,209

Corporate debt securities	1,056,613	9,952	—	1,066,565

	$20,748,656	$426,926	$(602)	$21,174,980

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Securities held to maturity:
Mortgage-backed securities	$1,024,726	$19,279	$(1,722)	$1,042,283

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Securities available for sale:
U.S. Government agencies and corporations	$12,578,627	$443,804	$(15,360)	$13,007,071

State and municipal securities	949,658	6,771	(42,300)	914,129

Mortgage-backed securities	5,159,249	29,364	(5,032)	5,183,581

	$18,687,534	$479,939	$(62,692)	$19,104,781

Securities held to maturity:
Mortgage-backed securities	$2,197,015	$29,803	$(2,097)	$2,224,721

At December 31, 2002 and 2001, securities with a carrying value of approximately $11,520,000 and $15,519,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

At December 31, 2002 and 2001, the carrying amount of securities pledged to secure repurchase agreements was approximately $2,625,000 and $3,684,000, respectively.

The amortized cost and estimated market value of securities at December 31, 2002, by contractual maturity, are shown on the following page.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value

Due in one year or less	$3,993,258	$4,091,293	$—	$—
Due from one year to five years	7,027,212	7,251,332	—	—
Due from five years to ten years	548,853	581,115	—	—
Due after ten years	823,410	857,031	—	—
	12,392,733	12,780,771	—	—
Mortgage-backed securities	8,355,923	8,394,209	1,024,726	1,042,283

	$20,748,656	$21,174,980	$1,024,726	$1,042,283

For the year ended December 31, 2002, there were no sales of securities available for sale.  Proceeds from the sale of securities available sale for the years ended December 31, 2001 and 2000, amounted to $2,104,740 and $1,020,625, respectively.  The Bank had gross realized gains of $83,705 in 2001 and $25,498 in 2000.  There were no gross realized losses in 2001 and 2000.

Note 3.                      Loans and Allowance for Loan Losses

At December 31, 2002 and 2001, the Bank’s loans consist of the following (in thousands):

	2002	2001
Mortgage loans on real estate:
Residential 1-4 family	$23,589	$25,768
Residential multifamily (5 or more)	7,005	5,920
Commercial	34,976	28,605
Construction	20,318	13,190
Second mortgages	2,488	3,542
Equity lines of credit	2,254	1,534

	90,630	78,559

Commercial loans	27,959	20,425

	2002	2001
Consumer installment loans:
Personal	$5,749	$5,810
Credit cards	350	360

	6,099	6,170

Total loans	124,688	105,154
Less: Allowance for loan losses	(1,591)	(1,322)

Loans, net	$123,097	$103,832

A summary of transactions in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000, is as follows:

	2002	2001	2000

Balance, beginning of year	$1,322,152	$1,141,869	$1,001,809

Provision for loan losses	683,434	435,000	559,700
Loans charged-off	(497,070)	(403,417)	(661,930)
Recoveries of loans previously charged-off	82,636	148,700	242,290

Balance, end of year	$1,591,152	$1,322,152	$1,141,869

The Bank’s only significant concentration of credit at December 31, 2002, occurred in real estate loans which totaled approximately $90,630,000.  While real estate loans accounted for 73 percent of total loans, these loans were primarily residential development and construction loans, residential mortgage loans, and commercial loans secured by commercial properties.  Substantially all real estate loans are secured by properties located in Tennessee.

In the normal course of business, the Bank makes loans to executive officers and directors and their affiliates of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers.  Loans to executive officers, principal shareholders, and directors and their affiliates were approximately $1,004,000 and $1,395,000 at December 31, 2002 and 2001, respectively.

Impaired loans without a valuation allowance were insignificant in relation to the Bank’s loan portfolio at December 31, 2002 and 2001.

Interest income recognized on impaired loans was insignificant to total interest income on loans for each of the years ending December 31, 2002, 2001 and 2000.

Note 4.                      Bank Premises and Equipment

A summary of bank premises and equipment at December 31, 2002 and 2001, is as follows:

	2002	2001

Land	$1,685,568	$1,625,568
Buildings and improvements	2,081,352	1,806,768
Furniture, fixtures and equipment	1,395,267	1,294,954
	5,162,187	4,727,290
Accumulated depreciation	(1,208,894)	(996,544)

	$3,953,293	$3,730,746

Depreciation expense for the years ended December 31, 2002, 2001 and 2000, amounted to $270,233, $259,483 and $221,905, respectively.

Certain bank facilities and equipment are leased under various operating leases.  Total rent expense for the years ended December 31, 2002, 2001 and 2000, was $141,729, $113,571, and $144,080, respectively.

Future minimum rental commitments under noncancelable leases are as follows:

2003	$137,630
2004	116,698
2005	46,538

Total	$300,866

Note 5.                      Time Deposits

At December 31, 2002, the scheduled maturities of time deposits are as follows:

2003	$47,293,288
2004	17,060,355
2005	4,531,799
2006	204,279
2007	278,867

Total	$69,368,588

Note 6.                      Income Taxes

The Company files consolidated income tax returns with its subsidiary.  Under the terms of a tax-sharing agreement, the subsidiary’s allocated portion of the consolidated tax liability is computed as if it were reporting income and expenses to the Internal Revenue Service as a separate entity.

Income tax expense in the statements of income for the years ended December 31, 2002, 2001 and 2000, consists of the following:

	2002	2001	2000

Current tax expense	$722,464	$320,136	$246,467
Deferred tax expense (benefit) related to:
Provision for loan losses	(59,877)	(18,679)	(24,513)
Net operating loss carryforward	—	26,700	58,981
Other	5,004	44,856	41,622

Income tax expense	$667,591	$373,013	$322,557

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory federal income tax rates.  The reasons for this difference are as follows:

	2002	2001	2000

Expected tax at statutory rates	$587,865	$320,492	$232,792
Increase (decrease) resulting from tax effect of: State income taxes, net of federal tax benefit	74,175	37,328	27,387
Nondeductible amortization	—	45,989	43,606
Other	5,551	(30,796)	18,772

Income tax expense	$667,591	$373,013	$322,557

Deferred tax assets recognized for deductible temporary differences totaled approximately $413,000 at December 31, 2002 and $362,000 at December 31, 2001.  Deferred tax liabilities for taxable temporary differences totaled approximately $168,000 at December 31, 2002 and $188,000 at December 31, 2001.

Note 7.                      Federal Home Loan Bank Advances

The Bank has five agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide convertible fixed rate advances to the Bank in an amount up to $10,000,000.  All of the Bank’s loans secured by first mortgages on 1-4 family residential properties are pledged as collateral for these advances based upon an agreement to maintain a collateral to loan ratio of 150%.

At December 31, 2002 and 2001, FHLB advances consist of the following:

	2002	2001
Long-term advance dated December 27, 2000, requiring monthly interest payments, fixed at 5.00% until December 2002, principal due in December 2010	$2,000,000	$2,000,000

Long-term advance dated November 1, 2001, requiring monthly interest payments, fixed at 3.94% until November 2006, principal due in November 2011	2,000,000	2,000,000

Long-term advance dated February 22, 2002, requiring monthly interest payments, fixed at 3.96% until February 2005, principal due in February 2012	2,000,000	—

Long-term advance dated April 26, 2002, requiring monthly interest payments, fixed at 4.11% until April 2005, principal due in April 2012	$2,000,000	$—

Long-term advance dated September 13, 2002, requiring monthly interest payments, fixed at 3.51% until September 2007, principal due in September 2012	2,000,000	—

	$10,000,000	$4,000,000

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

Note 8.                      Employee Benefit Plan

The Bank has a 401(k) employee benefit plan covering substantially all employees who have completed at least one year of service and met minimum age requirements.  The amount of employer contribution is computed annually under a defined formula based primarily on the employees’ salaries.  The maximum employer required contribution to the plan is 3 percent of the employees’ annual salaries.  Any additional contribution to the plan is determined at the discretion of the Board of Directors.  For the years ended December 31, 2002, 2001 and 2000, total contributions to the plan were $37,084, $14,752, and $12,851, respectively.

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

The credit risk of all financial instruments varies based on many factors, including the value of collateral held and other security arrangements.  To mitigate credit risk, the Bank generally determines the need for specific covenant, guarantee, and collateral requirements on a case-by-case basis, depending on the customer’s creditworthiness.  The amount and type of collateral held to reduce credit risk vary, but may include real estate, machinery, equipment, inventory, and accounts receivable as well as cash on deposit, stocks, bonds, and other marketable securities that are generally held in the Bank’s possession.  This collateral is valued and inspected to ensure both its existence and adequacy.  The Bank requests additional collateral when appropriate.

At December 31, 2002, commitments under standby letters of credit and undisbursed loan commitments aggregated approximately $18,356,000.  The Bank’s credit exposure for these financial instruments is represented by their contractual amounts.  The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

Note 10.                Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature; involve uncertainties and matters of judgment; and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

Federal Home Loan Bank advances:

The carrying amount of FHLB advances approximates its fair value.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2002 and 2001, are as follows (in thousands):

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets:
Cash and due from banks	$4,928	$4,928	$6,225	$6,225
Interest-bearing deposits in other banks	—	—	1,905	1,905
Federal funds sold	460	460	—	—
Securities	22,200	22,217	21,302	21,330
Federal Home Loan Bank stock	506	506	374	374
Net loans	123,097	128,087	103,832	103,319

Liabilities:
Noninterest-bearing demand deposits	20,586	20,586	14,206	14,206
Interest-bearing demand deposits	19,485	19,485	21,152	21,152
Savings deposits and money market accounts	21,007	21,007	15,302	15,302
Time deposits	69,369	70,684	68,490	69,674
Federal funds purchased and securities sold under agreements to repurchase	3,503	3,503	4,584	4,584
Federal Home Loan Bank advances	10,000	10,000	4,000	4,000

Note 11.                Contingencies

The Bank is involved in certain claims arising from normal business activities.  Management believes that those claims are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or the Company’s consolidated financial position.

Note 12.                Liquidity and Capital Resources

The Company’s primary source of funds with which to pay its future obligations is the receipt of dividends from its subsidiary bank.  Banking regulations provide that the Bank must maintain capital sufficient to enable it to operate as a viable institution and, as a result, may limit the amount of dividends the Bank may pay without prior approval.  It is management’s intention to limit the amount of dividends paid in order to maintain compliance with capital guidelines and to maintain a strong capital position in the Bank.

During 2002, the Company established a $2,500,000 line of credit with a bank that matures on February 28, 2004.  The line of credit is secured by a pledge of the Bank’s common stock and bears interest at 1.50% above the one month LIBOR.  There were no borrowings on the line of credit in 2002.

Note 13.                Stock Options Plans

The Company has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of 150,000 shares of the Bank’s common stock.  These options were granted for the specific purpose of raising capital.

The option price was $10.00 per share which was the estimated fair value of the stock at the June 30, 1996, grant date.  The options expire ten years from the date of grant and were fully vested at the grant date.  On October 15, 1997, the Bank stock options were converted to Company stock options.  A summary of the status of this plan is presented as follows:

	Outstanding Options
	Number	Weighted Average Exercise Price

Outstanding at December 31, 1999	140,000	$10.00
Options forfeited	(10,000)	10.00

Outstanding, December 31, 2000	130,000	10.00

Outstanding, December 31, 2001	130,000	10.00

Outstanding, December 31, 2002	130,000	10.00

The Company also has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase up to 355,000 shares of the Company’s common stock.  The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant.  The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant.  The stock options vest at 30 percent on the second and third anniversary of the grant date and 40 percent on the fourth anniversary.  The options expire ten years from the grant date and the weighted-average remaining contractual life of outstanding stock options was 8.4 years.  A summary of the status of this plan is presented below:

	Outstanding Options		Exercisable Options
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding at December 31, 1999	16,500	$15.00	—	$—
Options granted	20,700	13.00	—	—
Options forfeited	(1,000)	13.00	—	—

Outstanding, December 31, 2000	36,200	13.92	—	—
Options which became exercisable			4,950	15.00
Options granted	18,800	13.00	—	—

Outstanding, December 31, 2001	55,000	13.60	4,950	15.00
Options granted	25,000	14.50	—	—
Options forfeited	(500)	14.50	—	—
Options which became exercisable			10,860	13.91

Outstanding, December 31, 2002	79,500	13.87	15,810	14.25

The weighted-average fair value of options granted during the year was $3.86, $3.79, and $3.86 for the years ended December 31, 2002, 2001 and 2000, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2002	2001	2000

Dividend yield	0.00%	0.00%	0.00%
Expected life	6.9 years	6.9 years	6.9 years
Expected volatility	10.00%	10.00%	10.00%
Risk-free interest rate	4.19%	4.77%	4.91%

Note 14.                Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Tennessee Department of Financial Institutions and the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s prompt corrective action category for bank capital.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.  Dollar amounts are presented in thousands.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio

As of December 31, 2002
Total capital to risk weighted assets: Cornerstone Community Bank	$13,638	11.2%	$9,782	8.0%

Tier I capital to risk-weighted assets: Cornerstone Community Bank	12,109	9.9%	4,891	4.0%

Tier I capital to average assets: Cornerstone Community Bank	12,109	8.1%	5,977	4.0%

As of December 31, 2001
Total capital to risk-weighted assets: Cornerstone Community Bank	12,226	12.0%	8,171	8.0%

Tier I capital to risk-weighted assets: Cornerstone Community Bank	10,949	10.7%	4,085	4.0%

Tier I capital to average assets: Cornerstone Community Bank	10,949	8.3%	5,272	4.0%

Note 15.                Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale.  A summary of other comprehensive income and the related tax effects for the years ended December 31, 2002, 2001 and 2000, is as follows:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Year ended December 31, 2002:
Unrealized holding gains and losses arising during the period	$9,078	$(3,086)	$5,992

Less reclassification adjustment for gains realized in net income	—	—	—

	$9,078	$(3,086)	$5,992

Year ended December 31, 2001:
Unrealized holding gains and losses arising during the period	$330,372	$(125,541)	$204,831

Less reclassification adjustment for gains realized in net income	83,703	(31,804)	51,899

	$246,669	$(93,737)	$152,932

Year ended December 31, 2000:
Unrealized holding gains and losses arising during the period	$518,627	$(197,078)	$321,549

Less reclassification adjustment for gains realized in net income	25,498	(9,689)	15,809

	$493,129	$(187,389)	$305,740

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

Potential common shares that may be issued by the Company relate to outstanding stock options, determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	2002	2001	2000

Net income	$1,061,423	$569,612	$362,124
Less: Preferred stock dividends	—	—	—

Net income applicable to common stock	$1,061,423	$569,612	$362,124

Average number of common shares outstanding	1,233,167	1,219,729	1,166,129
Effect of dilutive stock options and warrants	40,854	30,000	30,000

Average number of common shares outstanding used to calculate diluted earnings per common share	1,274,021	1,249,729	1,196,129

Note 17.  Quarterly Data (unaudited)

	Years Ended December 31,
	2002				2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$2,593,733	$2,455,479	$2,357,465	$2,295,615	$2,433,822	$2,389,044	$2,352,459	$2,404,757
Interest expense	827,447	807,052	803,911	870,230	1,016,047	1,093,308	1,180,476	1,252,274

Net interest income, before provision for loan losses	1,766,286	1,648,427	1,553,554	1,425,385	1,417,775	1,295,736	1,171,983	1,152,483

Provision for loan losses	263,434	150,000	155,000	115,000	85,000	80,000	104,500	165,500

Net interest income, after provision for loan losses	1,502,852	1,498,427	1,398,554	1,310,385	1,332,775	1,215,736	1,067,483	986,983

Noninterest income	285,659	235,448	257,304	223,747	210,705	192,333	221,206	265,336
Noninterest expenses	1,311,156	1,290,381	1,200,568	1,181,257	1,092,069	1,085,407	1,191,771	1,180,685

Income before income taxes	477,355	443,494	455,290	352,875	451,411	322,662	96,918	71,634
Income tax expense	168,792	177,800	180,999	140,000	181,816	140,901	12,046	38,250

Net income	$308,563	$265,694	$274,291	$212,875	$269,595	$181,761	$84,872	$33,384

Earnings per common share:
Basic	$0.25	$0.22	$0.22	$0.17	$0.22	$0.15	$0.07	$0.03
Diluted	$0.23	$0.21	$0.22	$0.17	$0.22	$0.14	$0.07	$0.03

Report of Independent Certified Public Accountants

on Accompanying Information

To the Stockholders and
  Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

Our report on our audits of the consolidated financial statements of Cornerstone Bancshares, Inc. and subsidiary for 2002, 2001 and 2000 appears on page 1.  Those audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole.  The consolidating information shown on pages 29 and 30 is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies.  The consolidating information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee

January 16, 2003

CORNERSTONE BANCSHARES, INC, AND SUBSIDIARY

CONSOLIDATING BALANCE SHEET

December 31, 2002

	Cornerstone Community Bank	Cornerstone Bancshares, Inc.	Eliminations	Consolidated
ASSETS
Cash and due from banks	$4,928,080	$270,226	$270,226	$4,928,080
Federal funds sold	460,000	—	—	460,000
Securities available for sale	21,174,980	—	—	21,174,980
Securities held to maturity	1,024,726	—	—	1,024,726
Federal Home Loan Bank stock, at cost	506,100	—	—	506,100
Loans, net of allowance for loan losses	123,096,578	—	—	123,096,578
Bank premises and equipment, net	3,953,293	—	—	3,953,293
Accrued interest receivable	679,598	—	—	679,598
Excess cost over fair value of net assets acquired	—	2,541,476	—	2,541,476
Other assets	1,570,544	(33,154)	—	1,537,390
Investment in subsidiary	—	12,390,325	12,390,325	—

Total assets	$157,393,899	$15,168,873	$12,660,551	$159,902,221

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$20,855,984	$—	$270,226	$20,585,758
Interest-bearing demand deposits	19,484,709	—	—	19,484,709
Savings deposits and money market accounts	21,007,269	—	—	21,007,269
Time deposits of $100,000 or more	18,863,337	—	—	18,863,337
Time deposits under $100,000	50,505,251	—	—	50,505,251

Total deposits	130,716,550	—	270,226	130,446,324

Accrued interest payable	121,270	—	—	121,270
Federal funds purchased and securities sold under agreements to repurchase	3,503,139	—	—	3,503,139
Federal Home Loan Bank advances	10,000,000	—	—	10,000,000
Other liabilities	662,615	22,123	—	684,738

Total liabilities	145,003,574	22,123	270,226	144,755,471

Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	590,130	1,233,167	590,130	1,233,167
Additional paid-in capital	—	12,093,868	—	12,093,868
Surplus	8,762,448	—	8,762,448	—
Retained earnings	2,756,373	1,538,341	2,756,373	1,538,341
Accumulated other comprehensive income	281,374	281,374	281,374	281,374

Total stockholders’ equity	12,390,325	15,146,750	12,390,325	15,146,750

Total liabilities and stockholders’ equity	$157,393,899	$15,168,873	$12,660,551	$159,902,221

CORNERSTONE BANCSHARES, INC, AND SUBSIDIARY

CONSOLIDATING STATEMENT OF INCOME

December 31, 2002

	Cornerstone Community Bank	Cornerstone Bancshares, Inc.	Eliminations	Consolidated

INTEREST INCOME
Loans	$8,544,465	$—	$—	$8,544,465
Securities and interest-bearing deposits in other banks	1,123,648	—	—	1,123,648
Federal funds sold	34,179	—	—	34,179

Total interest income	9,702,292	—	—	9,702,292

INTEREST EXPENSE
Time deposits of $100,000 or more	730,832	—	—	730,832
Other deposits	2,227,329	—	—	2,227,329
Federal funds purchased and securities sold under agreements to repurchase	26,939	—	—	26,939
Federal Home Loan Bank advances	323,540	—	—	323,540

Total interest expense	3,308,640	—	—	3,308,640

Net interest income before provision for loan losses	6,393,652	—	—	6,393,652

Provision for loan losses	683,434	—	—	683,434

Net interest income after provision for loan losses	5,710,218	—	—	5,710,218

NONINTEREST INCOME
Service charges	734,102	—	—	734,102
Other noninterest income	67,962	—	—	67,962
Net gains from sale of loans and securities	200,094	—	—	200,094
Equity in subsidiary’s earnings	—	1,160,296	1,160,296	—

Total noninterest income	1,002,158	1,160,296	1,160,296	1,002,158

NONINTEREST EXPENSES
Salaries and employee benefits	2,630,544	—	—	2,630,544
Net occupancy and equipment expense	348,740	—	—	348,740
Other operating expenses	1,849,818	154,260	—	2,004,078

Total noninterest expenses	4,829,102	154,260	—	4,983,362

Income before income tax expense (benefit)	1,883,274	1,006,036	1,160,296	1,729,014

Income tax expense (benefit)	722,978	(55,387)	—	667,591

Net income	$1,160,296	$1,061,423	$1,160,296	$1,061,423

EXHIBIT 21

CORNERSTONE BANCSHARES, INC.

LIST OF SUBSIDIARIES

Name of Subsidiary

State of Incorporation

Cornerstone Community Bank	Tennessee