Form 10QSB
period 2003-03-31
CORNERSTONE BANCSHARES INC
filed 2003-05-15
CIK 1038773

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30497

CORNERSTONE BANCHSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Tennessee	62-1175427
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on March 31, 2003 was approximately $17,880,922.  There were 1,233,167 shares of Common Stock outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format (check one) :

Yes ☐  No ☒

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CORNERSTONE BANCSHARES, INC.

PRESENTATION OF FINANCIAL INFORMATION

The 2003 financial information in this report has not been audited.  The information included herein should be read in conjunction with the notes to the consolidated financial statements included in the 2002 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone Bancshares, Inc. (“Cornerstone”) in March 2003.  The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

Consolidation

The accompanying consolidated financial statements include the accounts of Cornerstone and its subsidiary Cornerstone Community Bank (the “Bank”).

Substantially all intercompany transactions, profits and balances have been eliminated.

Accounting Policies

During interim periods, Cornerstone follows the accounting policies set forth in its 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission. Since December 31, 2002, there have been no changes in any accounting principles or practices, or in the method of applying any such principles or practices.

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

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements

CONSOLIDATED BALANCE SHEET

	Unaudited March 31, 2003	December 31, 2002	Unaudited March 31, 2002

ASSETS
Cash and due from banks	$4,616,885	$4,928,080	$3,721,080
Due from banks time deposits	—	—	—
Federal funds sold	1,400,000	460,000	1,400,000
Investment securities available for sale	27,431,351	21,174,980	20,426,934
Investment securities held to maturity	914,160	1,024,726	1,784,250
Federal Home Loan Bank stock	511,800	506,100	378,600
Loans, less allowance for loan loss	128,587,738	123,096,578	101,982,950
Premises and equipment, net	3,913,296	3,953,293	3,714,795
Accrued interest receivable	792,109	679,598	786,651
Excess cost over fair value of assets acquired	2,541,476	2,541,476	2,541,476
Other assets	1,562,426	1,537,390	1,736,627

Total assets	$172,271,241	$159,902,221	$138,473,363

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$18,652,731	$20,585,758	$13,040,011
NOW accounts	23,673,583	19,484,709	23,166,767
Savings deposits and money market accounts	25,792,789	21,007,269	17,688,247
Time deposits of $100,000 or more	19,686,146	18,863,337	17,982,488
Time deposits of less than $100,000	52,812,799	50,505,251	44,342,401
Total deposits	140,618,048	130,446,324	116,219,914
Federal funds purchased and securites sold under agreement to repurchase	1,045,745	3,503,139	1,303,466
Federal Home Loan Bank Advance	14,000,000	10,000,000	6,000,000
Accrued interest payable	123,105	121,270	114,346
Other liabilities	989,144	684,738	584,777

Total Liabilities	156,776,042	144,755,471	124,222,503

Stockholders’ Equity
Common stock	1,233,167	1,233,167	1,233,167
Additional paid-in capital	12,093,868	12,093,868	12,093,867
Retained Earnings (deficit)	1,940,354	1,538,341	689,793
Accumulated other comprehensive income	227,810	281,374	234,033

Total Stockholders’ Equity	15,495,199	15,146,750	14,250,860

Total liabilities and stockholders equity	$172,271,241	$159,902,221	$138,473,363

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Three months ended March 31,
	2003	2002
INTEREST INCOME
Interest and fees on loans	$2,385,208	$2,001,746
Interest on investment securities	236,100	286,214
Interest on federal funds sold	13,486	4,133
Interest on other earning assets	5,180	3,522
Total interest income	2,639,974	2,295,615

INTEREST EXPENSE
Now accounts	18,873	63,695
Money market accounts	68,237	57,399
Savings accounts	16,431	16,426
Time deposits of less than $100,000	417,336	469,382
Time deposits of $100,000 or more	160,740	200,326
Federal funds purchased	4,399	6,767
Securities sold under agreements to repurchase	4,041	4,119
Federal Home Loan Bank Advance	122,075	52,116
Total interest expense	812,131	870,230

Net interest income before the provision for loan losses	1,827,843	1,425,385
Provision for loan losses	105,000	115,000
Net interest income after the provision for loan losses	1,722,843	1,310,385

NONINTEREST INCOME
Service charges on deposit accounts	145,504	121,079
Net securities gains (losses)	—	—
Other income	140,007	102,668
Total noninterest income	285,511	223,747

NONINTEREST EXPENSE
Salaries and employee benefits	744,041	622,897
Occupancy and equipment expense	163,050	177,546
Other operating expense	446,601	380,814
Total noninterest expense	1,353,692	1,181,257

Income before provision for income taxes	654,663	352,875
Provision for income taxes	252,650	140,000

NET INCOME	$402,013	$212,875

Basic net income per common share	$0.33	$0.17
Diluted net income per common share	0.32	0.17
Dividends declared per common share	—	—

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31

	2003	2002

Cash flows from operating activities:
Net income	$402,013	$212,875
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for loan losses	$105,000	$115,000
Net Charge-offs	(4,614)	(143,800)
Depreciation and amortization	82,527	70,320
Accrued interest receivable	(112,511)	(32,058)
Accrued interest payable	1,835	(94,497)
Changes in other assets and liabilities	279,370	205,111
Net cash provided by (used in) operating activities	753,618	332,949

Cash flows from investing activities:
Purchase of investment securities: AFS	(10,181,233)	(1,995,625)
Purchase of investment securities: HTM	—	—
Proceeds from security transactions: AFS	3,860,104	619,279
Proceeds from security transactions: HTM	110,074	412,557
Purchase of due from banks time deposits	—	1,904,742
Net increase in loans	(5,591,546)	1,877,992
Purchase of bank premises and equipment	(36,543)	(46,417)
Net cash provided by (used in) investing activities	(11,839,144)	2,772,528

Cash flows from financing activities:
Net increase in deposits	10,171,724	(2,929,377)
Net increase in securities sold under agreements to repurchase	(2,457,394)	(3,280,059)
Net increase of FHLB advances	4,000,000	2,000,000
Issuance of common stock	—	—
Net cash provided by (used in) financing activities	11,714,330	(4,209,436)

Net increase in cash and cash equivalents	628,805	(1,103,958)

Cash and cash equivalents beginning of period	5,388,080	6,225,038
Cash and cash equivalents end of period	$6,016,885	$5,121,080

Cornerstone Bancshares, Inc and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity

March 31, 2003

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

BALANCE, December 31, 2002		1,233,167	12,093,868	1,538,341	281,374	15,146,750

Redemption of Common Stock		—	—			—

Issuance of Common Stock		—	—			—

Comprehensive Income:

Net Income	402,013			402,013		402,013

Other comprehensive income, net of tax: Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(53,564)				(53,564)	(53,564)

Total comprehensive income	348,449

BALANCE, March 31, 2003		1,233,167	12,093,868	1,940,354	227,810	15,495,199

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Cornerstone Bancshares, Inc. (“Cornerstone”) ended the first three months of 2003 with total assets of $172 million, a 7.5% increase from December 31, 2002 and a 24.4% increase from March 31, 2002.  Cornerstone reported net income for the three months ending March 31, 2003 of $402,013, or $0.33 basic earnings per share, compared to $212,875, or $0.17 basic earnings per share, for the same period in 2002.  The increase in earnings represents an 88.8% increase from the first three months of 2002 compared to the first three months of 2003.

The increase in net income for the first three months of 2003 compared to the first three months of 2002 is due primarily to two factors.  First, the net-interest income of Cornerstone Community Bank (the “Bank”) increased by $402,000 or 28.2% over the same period in 2002.  The Bank accomplished this by increasing the total earning assets of the Bank by approximately $33 million or 26.2% over first quarter of 2002, while keeping the non-earning assets relatively constant. Concurrently, the Bank was able to increase deposits as well as use alternative sources of funding to improve the Bank’s interest rate exposure while decreasing the overall cost of funds.  Interest expense decreased $58,000 for the first three months of 2003 compared to the same period in 2002.  This reduction was the result of two factors, first, the repricing of the Bank’s certificates of deposit as short-term interest rates held constant during the reporting period and second, the change in the Bank’s deposit mix to lower costing transaction accounts.  The Bank’s transaction accounts grew 11.5% during the first three months of 2003 while certificates of deposit grew 4.5% for the same period.  Second, non-interest income increased 27.6% for the first three months of 2003 compared with the same period in 2002.  This increase was broad based, and saw the introduction of e-commerce as a revenue generator to the Bank’s income statement.  On the qualitative side, the Bank improved its asset quality, which is quantified by the Bank’s below peer bank average past due loans to net loans ratio of 0.32% and a below peer bank average non-performing asset ratio of 0.21%.  This was accomplished in a time period during which regional banks struggled to maintain net interest margin and had a general deterioration of loan quality.  For the first three months of 2003, the Bank’s net interest margin was 4.84% compared with 4.59% for the same time period in 2002.  Management expects the Bank’s net interest margin to remain level over the remainder of 2003 and should meet announced expectations and hit its budgeted figure of $1,600,000 for net income in 2003.  It is anticipated that the Bank will continue to solicit core customer relationships, which bring low cost deposits and quality loans to the balance sheet.

During the first quarter of 2003 Cornerstone continued to work with companies that were not able to retain relationships or were poorly treated by regional banking institutions.  These companies typically have a long history of stable earnings and in some instances large amounts of capital remaining on their balance sheets, but with recent events incurred some losses.  In almost all cases, after a strenuous credit review, the Bank was able to create loan packages that allowed these companies access to funding while allowing the Bank to mitigate its credit risk.  The Bank did this by either placing customers on a fully monitored receivables processing or by obtaining loan guarantees from the Small Business Administration (SBA).  Cornerstone participates primarily in two SBA lending programs, the 7(A) Loan Guaranty Program which allows the Bank to lend funds to qualified businesses and receive a 75% guarantee up to $1 million on the loan.  The second program is the Certified Development Company (CDC) 504 Loan Program, which allows businesses to borrow up to 90% loan to value.  The typical structure of a 504 package includes a loan secured with a senior lien from the Bank covering up to 50% of the cost of the project, a loan secured with a junior lien from the CDC (backed by a 100% SBA guaranteed debenture) covering up to 40% of the cost, and a contribution of a least 10% equity from the business owners.  Both programs materially limit the Bank’s credit risk associated with each relationship and help the community stimulate business growth in the area.  As of March 31, 2003, the Bank had participated in 13 loans with a dollar amount of $10.8 million.  Currently, Cornerstone has $2.1 million in outstanding loans associated with the SBA guarantee program.  The Bank feels this area of operation will allow the Bank to reach an above average return for Cornerstone’s stockholders without materially increasing the Bank’s overall risk profile.

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

Financial Condition

Earning Assets. Average earning assets for the three months ending March 31, 2003, increased by $27.4 million or 21.6% compared to the three months ending March 31, 2002, while actual earning assets increased $33.3 million or 26.1% during the same period. The average and actual balance increases were due to strong loan demand in the first quarter of 2003 and a strong growth in transaction account deposits during the current reporting period.  Management expects average earning assets to grow at a slower pace during the remainder of 2003.

Loan Portfolio. The Bank’s average loans for the first three months of 2003 were $127 million, an increase of $22.9 million or 22.1% compared to the first three months of 2002, while actual balances increased to $130.3 million, an increase of 26.1% above $103.3 million in loans for the first three months of 2002.  Management anticipates slower loan growth for the remainder of the year in both average and actual balances.

Investment Portfolio.  The Bank’s average investment securities portfolio and Federal Funds Sold increased by 20.0% or $4.5 million for the three months ending March 31, 2003 compared to the three months ending March 31, 2002, while actual balances increased $6.1 million, an increase of 27.6%.  The growth is the result of a broad based deposit growth and Federal Home Loan Bank of Cincinnati advances used to mitigate interest rate risk by locking in the rate for three years.  The Bank invested $8 million in floating rate CMO investments during the first quarter of 2003.  These securities are designed to give the Bank interest rate protection if rates were to dramatically increase.  They adjust every thirty days and are tied to the 30-day LIBOR index plus a spread (typically 130 basis points) which acts as a leading indicator to rate increases or decreases.  Management expects the Bank to maintain an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value.  Investment objectives include, in order of priority, gap management, liquidity, pledging, return, and local community support.  The Bank maintains two classifications of investment securities: “Held to Maturity” (HTM) and “Available for Sale” (AFS).  The “Available for Sale” securities are carried at fair market value, whereas “Held to Maturity” securities are carried at book value. As of March 31, 2003, net unrealized gains in the “Available for Sale” portfolio amounted to $345,166, a 1.3% increase in value.

Deposits. The Bank’s average deposits increased by $11.2 million or 22.7% for the three-month period ending March 31, 2002 compared to the same period ending March 31, 2003, while actual deposit balances increased by $24.4 million or 21.0%.  The actual deposit growth was concentrated in transaction accounts, which increased 26.4% during the same time period.  Management intends to continue to focus its efforts on attracting core deposits and expects certificates of deposit to increase over the remainder of 2003 as loan growth continues.  The Bank intends to maintain as one of its highest priorities the continued solicitation of transaction accounts from new and existing customers, which should provide the Bank with an increased net interest margin.

Other Liabilities.  As of the end of the first quarter of 2003 the Bank had $14 million of Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings and the ability to borrow another $4 million.  The borrowings are designed with a maturity of 10 years with call and put options after a stated conversion date.  During the first quarter of 2003 the Bank borrowed $4 million with a three-year conversion date and an interest rate of 2.61% bringing the total Bank borrowings to $14 million. Management believes that FHLB borrowings provide an inexpensive method to reduce interest rate risks by obtaining longer term liabilities to match the typically longer term assets the Bank has on its balance sheet that are usually below the cost of certificates of deposit.

Capital Resources. Stockholders’ average equity increased by $1.2 million or 8.2% to $15.4 million for the three months ending March 31, 2003 compared with $14.2 million during the three months ending March 31, 2002.  Actual equity increased by $1.2 million or 8.7% from March 31, 2002 to March 31, 2003.  This increase was primarily due to retained earnings.

CONSOLIDATED AVERAGE BALANCE SHEET

INTEREST INCOME / EXPENSE AND YIELD / RATES

Taxable equivalent basis

(in thousands)

	Three months ended March 31,
	2003			2002
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Assets

Loans, net of unearned income	127,171	2,385	7.61%	104,282	2,002	7.78%
Investment securities	21,951	241	4.64%	20,899	286	5.69%
Other earning assets	4,776	13	1.10%	1,362	8	2.28%
Total earning assets	153,898	2,640	6.98%	126,543	2,296	7.38%
Allowance for loan losses	(1,624)			(1,306)
Cash and other assets	12,533			12,577
TOTAL ASSETS	164,807			137,814

Liabilities and Stockholders’ Equity

Interest bearing liabilities:
Interest bearing demand deposits	20,741	19	0.37%	20,175	64	1.28%
Savings deposits	23,468	84	1.45%	16,448	74	1.82%
Time deposits	52,467	417	3.23%	45,411	469	4.19%
Time deposits of $100,000 or more	19,100	161	3.42%	20,200	200	4.02%
Federal funds and securities sold under agreements to repurchase	2,808	8	1.16%	2,808	11	1.57%
Other borrowings	13,289	122	3.74%	4,844	52	4.36%
Total interest bearing liabilities	131,873	812	2.53%	109,886	870	3.24%
Net interest spread		1,828			1,425
Noninterest bearing demand deposits	16,486			12,853
Accrued expenses and other liabilities	1,065			855
Stockholders’ equity	15,383			14,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	164,807			137,814

Net interest margin on earning assets			4.84%			4.59%

Net interest spread on earning assets			4.46%			4.14%

Results of Operations – Three months ended March 31, 2003 compared to three months ended March 31, 2002

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for the first three months of 2003 increased $402,458 or 28.2% above net interest income before loan loss provision for the first three months of 2002.  The increase in net interest income was primarily due to the steady repricing of the Bank’s certificates of deposit, which decreased the cost of funds from 3.24% for the first three months of 2002 to 2.53% for the first three months of 2003 and several SBA fees generated during the first quarter of 2003.  The interest yield from earning assets decreased from 7.38% to 6.98% over the same time period.  Two additional factors assisted net interest income growth.  First, the Bank’s deposit mix shifted as the percentage of average transaction accounts to average total deposits grew from 43.0% for the first three months of 2002 to 45.9% for the first three months of 2003, providing the majority of the Bank’s deposit growth in less expensive deposits.  Second, the Bank’s percentage of average loans to average assets increased to 77.2% for the first three months of 2003 compared with 75.7% during the first three months of 2002.  The increase in net interest margin was inline with the Bank’s projections and can be directly attributed to the above mentioned change in the Bank’s deposit mix and the recent addition of commercial finance department fee income and SBA fees.  Management foresees the margin remaining at present levels for the remainder of 2003.

Interest income increased $344,359 or 15.0% for the period ended March 31, 2003 compared to the same period in 2002.  Interest income produced by the loan portfolio increased $383,462 or 19.2% for the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002, due to the increase in average loans outstanding and origination fees associated with loan growth for the period.  The increase in the volume of loan interest income was partially offset by the general repricing of the loan portfolio in a low interest rate environment.  Management estimates the average balances will continue to increase.  Interest income on investment securities, Federal Funds and other investments decreased $39,103 or 13.3% for the three-month period ending March 31, 2003 compared to the three month period ended March 31, 2002.  This was due primarily to a low interest rate environment in the Treasury and Federal Funds markets and a position taken by the bank to move to variable rate securities to reduce the interest rate risk associated if rates were to increase in the near future.

Total interest expense decreased $58,099 or 6.7% from March 31, 2002 to March 31, 2003. The interest expense decrease from the first three months of 2002 to the first three months of 2003 is primarily due to a decrease in the rates of certificates of deposit and the change in the deposit mix mentioned above.

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the first three months of 2003 was 4.84% compared to 4.59% for the first three months of 2002.  The yield on earning assets decreased 40 basis points to 6.98% for the period ended March 31, 2003, compared to 7.38% for the period ended March 31, 2002.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements.  As the Federal Reserve held interest rates steady for the first three months of 2003, certificates of deposits were able to reprice at a much lower level and assisted the interest rate spread increase to 4.46% for the three month period ending March 31, 2003 compared to 4.14% for the same period ending March 31, 2002, an increase of 32 basis points.

Allowance for Loan Losses. The allowance for possible loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1.69 million allowance for loan losses as of March 31, 2003 reflects the full known extent of credit exposure. Cornerstone made a $105,000 provision during the first three months of 2003 and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur.  No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Bank’s policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of March 31, 2003, the Bank had $24,599 in non-accrual loans and $264,599 in non-performing assets.  Compared with $266,255 in non-accrual loans and $775,274 in non-performing assets as of March 31, 2002.

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through service charges of deposit accounts and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $61,764 or 27.6% for the first three months of 2003 compared with the first three months of 2002.  The increase of non-interest income during the first quarter of 2003 was broad based, but was highlighted with increases of  $29,047 in secondary mortgage sales, a $23,924 increase in ACH fees and $24,425 increase in deposit service fees compared to the first quarter of 2002.

Non-interest Expense.  Non-interest expense for the first three months of 2003 increased by $172,435 or 14.6% compared to the same three months in 2002.  Expenses for salaries and employee benefits increased by $121,144 or 19.4% for the three months ending March 31, 2003 over the same period ending March 31, 2002.  Occupancy expense as of March 31, 2003 decreased by $14,496 or 8.15% over the same period in 2002.  All other non-interest expenses for the three-month period ended March 31, 2003 increased $65,787 or 17.3% over the non-interest expenses for the same period ended March 31, 2002.  The increase in all other non-interest expense is due primarily to legal, accounting and audit, and other professional expense as the bank deals with the changes associated with Sarbanes & Oxley legislation which changed the way corporations govern themselves and report their activities.

ALLOWANCE FOR LOAN LOSSES

	2003	2002
Quarter Ending	March 31	December 31,	September 30	June 30	March 31

Balance at beginning of period	1,591,152	1,351,137	1,323,260	1,293,352	1,322,152
Loans charged-off	(67,587)	(39,964)	(109,123)	(142,565)	(205,419)
Loans recovered	62,973	16,544	(13,000)	17,473	61,619
Net charge-offs (recoveries)	4,614	23,420	122,123	125,092	143,799
Provision for loan losses charged to expense	105,000	263,434	150,000	155,000	115,000
Balance at end of period	1,691,538	1,591,152	1,351,137	1,323,260	1,293,352

Allowance for loan losses as a percentage of average loans outstanding for the period	1.330%	1.354%	1.261%	1.302%	1.240%

Allowance for loan losses as a percentage of nonperforming assets and loans 90 days past due outstanding for the period	639.283%	551.113%	224.647%	181.538%	166.610%

Annualized QTD net charge-offs as a percentage of average loans outstanding for the period	0.015%	0.080%	0.456%	0.492%	0.552%

Annualized YTD net charge-offs as a percentage of average loans outstanding for the period

YTD Average Outstanding Loans	127,172,057	107,673,422	104,366,742	102,968,078	104,281,470

QTD Average Outstanding Loans	127,172,057	117,485,635	107,130,370	101,669,000	104,281,470

Nonperforming assets and loans 90 days past due	264,599	288,716	601,449	728,917	776,274

Item 3.           Controls and Procedures

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

Item 6.                                                           Exhibits and reports on Form 8-K

(a)                                  The following documents are incorporated by reference as exhibits to this report:

Exhibit Number	Description
99.1	Press release dated April 11, 2003 reporting earnings results for the fiscal quarter ending March 31, 2003. (1)

(1)          Incorporated by reference from the exhibit of the Company’s Form 8-K Current Report dated April 15, 2003.

(b)                                 Reports of Form 8-K

(1)                                  A report on Form 8-K was filed on April 15, 2003, reporting earnings result for the fiscal quarter ending March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date:	May 13, 2003	/s/ Gregory B Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

Date:	May 13, 2003	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Chief Financial Officer

CERTIFICATION UNDER SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operation of Cornerstone Bancshares, Inc.

/s/ Gregory B Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Chief Financial Officer

CERTIFICATIONS

I, Gregory B. Jones, Chairman and Chief Executive Officer, certify that:

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

Date:	May 13, 2003	/s/ Gregory B Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

CERTIFICATIONS

I, Nathaniel F. Hughes, President and Chief Financial Officer, certify that:

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

Date:	May 13, 2003	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description
99.1	Press release dated April 11, 2003 reporting earnings results for the fiscal quarter ending March 31, 2003. (1)

(2)          Incorporated by reference from the exhibit of the Company’s Form 8-K Current Report dated April 15, 2003.