Form 10QSB
period 2003-06-30
CORNERSTONE BANCSHARES INC
filed 2003-08-14
CIK 1038773

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on June 30, 2003 was approximately $22,377,006.  There were 1,243,167 shares of Common Stock outstanding as of June 30, 2003.

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

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

CONSOLIDATED BALANCE SHEET

	Unaudited June 30, 2003	December 31, 2002	Unaudited June 30, 2002
ASSETS

Cash and due from banks	$6,600,841	$4,928,080	$3,750,057
Due from banks time deposits	—	—	—
Federal funds sold	—	460,000	6,500,000
Investment securities available for sale	23,506,072	21,174,980	20,670,296
Investment securities held to maturity	812,394	1,024,726	1,509,507
Federal Home Loan Bank stock	576,800	506,100	401,400
Loans, less allowance for loan loss	141,579,121	123,096,578	99,517,401
Premises and equipment, net	3,903,529	3,953,293	3,640,191
Accrued interest receivable	814,074	679,598	738,797
Excess cost over fair value of assets acquired	2,541,476	2,541,476	2,541,476
Other assets	1,625,990	1,537,390	1,870,621

Total assets	$181,960,297	$159,902,221	$141,139,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$19,704,610	$20,585,758	$15,528,734
NOW accounts	23,331,500	19,484,709	20,621,874
Savings deposits and money market accounts	25,188,406	21,007,269	18,932,064
Time deposits of $100,000 or more	18,873,926	18,863,337	18,470,991
Time deposits of less than $100,000	50,464,275	50,505,251	43,278,104
Total deposits	137,562,716	130,446,324	116,831,768
Federal funds purchased and securites sold under agreement to repurchase	9,902,394	3,503,139	1,139,352
Federal Home Loan Bank Advance	17,000,000	10,000,000	8,000,000
Accrued interest payable	92,184	121,270	110,798
Other liabilities	1,278,363	684,738	444,649

Total Liabilities	165,835,657	144,755,471	126,526,567

Stockholders’ Equity
Common stock	1,243,167	1,233,167	1,233,167
Additional paid-in capital	12,183,868	12,093,868	12,093,868
Retained Earnings	2,440,563	1,538,341	964,083
Accumulated other comprehensive income	257,042	281,374	322,061

Total Stockholders’ Equity	16,124,640	15,146,750	14,613,179

Total liabilities and stockholders equity	$181,960,297	$159,902,221	$141,139,746

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Three months ended June 30,		Unaudited Six months ended June 30,

	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$2,529,795	$2,047,067	$4,915,004	$4,048,812
Interest on investment securities	267,548	295,678	503,648	581,892
Interest on federal funds sold	1,649	10,204	15,134	14,338
Interest on other earning aseets	5,031	4,517	10,210	8,038
Total interest income	2,804,023	2,357,465	5,443,997	4,653,080

INTEREST EXPENSE
Interest bearing demand accounts	19,821	66,574	38,694	130,269
Money market accounts	82,095	63,883	150,332	121,282
Savings accounts	12,771	17,205	29,202	33,631
Time deposits of less than $100,000	374,359	385,045	791,694	854,427
Time deposits of $100,000 or more	156,406	187,951	317,145	388,277
Federal funds purchased	11,836	560	16,235	7,327
Securities sold under agreements to repurchase	6,629	3,731	10,670	7,850
Other borrowings	141,421	78,962	263,495	131,078
Total interest expense	805,337	803,911	1,617,468	1,674,141

Net interest income	1,998,686	1,553,554	3,826,529	2,978,939
Provision for loan losses	50,000	155,000	155,000	270,000
Net interest income after the provision for loan losses	1,948,686	1,398,554	3,671,529	2,708,939

NONINTEREST INCOME
Service charges on deposit accounts	164,135	134,853	309,639	255,932
Net securities gains (losses)	—	—	—	—
Other income	125,033	122,451	265,040	225,119
Total noninterest income	289,168	257,304	574,679	481,051

NONINTEREST EXPENSE
Salaries and employee benefits	811,936	649,094	1,555,977	1,271,991
Occupancy and equipment expense	172,501	130,627	335,550	308,173
Other operating expense	440,709	420,847	887,309	801,661
Total noninterest expense	1,425,145	1,200,568	2,778,836	2,381,825

Income before provision for income taxes	812,709	455,289	1,467,372	808,164
Provision for income taxes	312,500	180,999	565,150	321,000

NET INCOME	$500,209	$274,290	$902,222	$487,165

Basic net income per common share	0.40	0.22	0.73	0.40
Diluted net income per common share	0.38	0.22	0.69	0.38
Dividends declared per common share	—	—	—	—

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30

	2003	2002

Cash flows from operating activities:
Net income	$902,222	$487,165
Adjustments to reconcile net income
to net cash provided by operating actvities:
Provision for loan losses	$155,000	$270,000
Net Charge-offs	81,582	(285,281)
Depreciation and amortization	145,812	148,669
Accrued interest receivable	(134,476)	15,796
Accrued interest payable	(29,086)	(98,045)
Changes in other assets and liabilities	505,025	(69,012)
Net cash provided by (used in) operating activities	1,626,079	469,292

Cash flows from investing activities:
Purchase of investment securities: AFS	(10,527,143)	(6,287,547)
Purchase of investment securities: HTM	—	—
Proceeds from security transactions: AFS	7,814,990	1,904,742
Proceeds from security transactions: HTM	211,129	4,992,479
Purchase of due from banks time deposits	—	683,527
Net increase in loans	(18,719,125)	4,133,350
Purchase of bank premises and equipment	(108,816)	(109,129)
Net cash provided by (used in) investing activities	(21,328,965)	5,317,422

Cash flows from financing activities:
Net increase in deposits	7,116,392	(2,317,522)
Net increase in securities sold under agreements to repurchase	6,399,255	(3,444,173)
Net increase of FHLB advances and other borrowings	7,400,000	4,000,000
Issuance of common stock	—	—
Net cash provided by (used in) financing activities	20,915,647	(1,761,695)

Net increase in cash and cash equivalents	1,212,761	4,025,019

Cash and cash equivalents beginning of period	5,388,080	6,225,038
Cash and cash equivalents end of period	$6,600,841	$10,250,057

Cornerstone Bancshares, Inc and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity

June 30, 2003

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

BALANCE, December 31, 2002		1,233,167	12,093,868	1,538,341	281,374	15,146,750

Redemption of Common Stock		—	—			—

Issuance of Common Stock		10,000	90,000			100,000

Comprehensive Income:

Net Income	902,222			902,222		902,222

Other comprehensive income, net of tax: Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(24,332)				(24,332)	(24,332)

Total comprehensive income	877,890

BALANCE, June 30, 2003		1,243,167	12,183,868	2,440,563	257,042	16,124,640

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Cornerstone Bancshares, Inc. (“Cornerstone”) ended the first six months of 2003 with total assets of $182 million, a 13.8% increase from December 31, 2002 and a 28.9% increase from June 30, 2002.  Cornerstone reported net income the for six months ending June 30, 2003 of $902,222, or $0.73 basic earnings per share, compared to $487,165, or $0.40 basic earnings per share, for the same period in 2002.  The increase in earnings represents an 85.2% increase from the first six months of 2002 compared to the first six months of 2003.

The increase in net income from the first six months of 2003 to the first six months of 2002 is due primarily to one factor.  The Bank’s net-interest income increased $848 thousand or 28.5% over the same period in 2002.  The Bank accomplished this by increasing the total average earning assets of the Bank $36 million or 28.4% over second quarter of 2002, while reducing  average non-earning assets compared to average non-earning assets during the second quarter of 2002.  Concurrently, the Bank was able to increase the Bank’s deposits as well as use alternative sources of funding to improve the Bank’s interest rate exposure while decreasing the overall cost of funds.  Interest expense decreased $57 thousand for the first six months of 2003 compared to the same period in 2002.  This reduction was the result of continued repricing of the Bank’s certificates of deposit as short-term interest rates continued to decrease during the reporting period. The Bank’s transaction accounts grew 11.7% during the first six months of 2003 while certificates of deposit decreased (0.4%) for the same period.  The Bank took advantage of attractive non-traditional funding sources during the second quarter of 2003.  Cornerstone increased its Federal Home Loan Bank borrowings by $7 million and selected longer-term maturities to reduce the Bank’s general interest rate risk.  In addition, the Bank actively used its federal funds lines of credit as an inexpensive source of funds.  The Bank expects to raise additional deposits to replace the federal funds purchased and anticipates rapid deposit growth in both transaction deposits and certificates of deposit during the third and fourth quarters of 2003.  Non-interest income increased 19.5% for the first six months of 2003 compared with the same period in 2002.  This increase was broad based, but had a large contribution from the sale of mortgage loans to the secondary market and saw continued growth of e-commerce as a revenue generator to the Bank’s income statement.  On the qualitative side, the Bank improved its asset quality, which is quantified by the Bank’s below peer bank average of past due loans to net loans ratio of 0.15% and a below peer bank average non-performing asset ratio of 0.17%.  This was accomplished in a time period during which regional banks struggled to maintain net interest margin and had a general deterioration of loan quality.  For the first six months of 2003, the Bank’s net interest margin was 4.87% compared with 4.74% for the same time period in 2002.  The Bank’s management expects the Bank’s net interest margin to remain level over the remainder of 2003.  Recently the Board’s announced in the last shareholder’s letter, that earnings estimates had increased from its budgeted figure of $1,600,000 to $1,800,000 for net income in 2003 and increases expected earnings per share to $1.45 per share from the $1.30 previously announced.  Also announced in the shareholder’s letter is the Board’s intention to distribute a dividend in January 2004.

During the second quarter of 2003 Cornerstone continued to work at its manpower and capital capacity as companies that were not able to retain relationships or were poorly treated by regional banking institutions became Bank customers at a record rate.  The Chattanooga community continued to have banking manpower adjustments and has left many quality companies and consumers without their normal banking contacts and has as a result placed many accounts in the position to change banks.  Cornerstone and other stable community banks have readily accepted these banking relationship transfers and expect the trend to continue.  The capital restraint is more difficult issue considering the Bank is earning a return on equity of approximately 15% while growing assets approximately 30%, which leaves a shortfall of 15%.  This shortfall leads the Bank to a decision to either slow growth or raise more capital.  The Board of Directors and management are updating its capital adequacy plans and will determine the most long-term advantageous solution for the Company’s stakeholders.  The Bank continues to expand its asset based lending program and has developed into the state’s leader in SBA lending dollar volume as several SBA loan generation associations refer loans to Cornerstone due its depth of knowledge with the specialty loans and willingness to consider the loans.  The bank’s position on the SBA loans is to strictly underwrite each loan to bank credit guidelines and in all cases, when the loan is sellable to the secondary market, the bank will sell the loan to increase fee income and enhance the net income of the Bank.  The Bank completed the conversion to a check image environment replacing customer’s physical checks with images of the checks on pre-punched notebook paper.  To assist the transition the Bank distributed notebooks to customers to hold statements and images.  Projected for the third quarter is corporate bill pay from our website www.cscbank.com and in the first quarter of 2004 our Ooltewah Branch is scheduled to open.

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

Financial Condition

Earning Assets. Average earning assets for the six months ending June 30, 2003, increased by $31.8 million or 25.0% compared to the six months ending June 30, 2002, while actual earning assets increased $38.4 million or 29.5% during the same period. The average and actual balance increases were due to strong loan demand in the first half of 2003 and a strong growth in transaction account deposits during the current reporting period.  Management expects average earning assets to grow at a slower pace during the remainder of 2003.

Loan Portfolio. The Bank’s average loans for the first six months of 2003 were $132 million, an increase of $28.9 million or 28.0% compared to the first six months of 2002, while actual balances increased to $143.4 million, an increase of 42.2% above $100.8 million in loans as of June 30, 2002.  Management anticipates slower loan growth for the remainder of the year in both average and actual balances.

Investment Portfolio.  The Bank’s average investment securities portfolio and Federal Funds Sold increased by 12.1% or $2.9 million for the six months ending June 30, 2003 compared to the six months ending June 30, 2002, while actual balances increased $2.1 million, an increase of 9.6%.  The growth is the result of a broad based deposit growth and Federal Home Loan Bank of Cincinnati advances used to mitigate interest rate risk by locking in the rate for three years.  The Bank invested $8 million in floating rate CMO investments during the first quarter of 2003.  These securities are designed to give the Bank interest rate protection if rates were to dramatically increase.

They adjust every thirty days and are tied to the 30-day LIBOR index plus a spread (typically 130 basis points), which acts as a leading indicator to rate increases or decreases.  Management currently is refraining from security purchases in the present unfavorable environment and expects to purchase more traditional securities in the third and fourth quarters of 2003.  The Bank expects to maintain an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value.  Investment objectives include, in order of priority, gap management, liquidity, pledging, return, and local community support.  The Bank maintains two classifications of investment securities: “Held to Maturity” (HTM) and “Available for Sale” (AFS).  The “Available for Sale” securities are carried at fair market value, whereas “Held to Maturity” securities are carried at book value. As of June 30, 2003, net unrealized gains in the “Available for Sale” portfolio amounted to $389,457, a 1.7% increase in value.

Deposits. The Bank’s average deposits increased by $15.0 million or 14.7% for the six-month period ending June 30, 2003 compared to the same period ending June 30, 2002, while actual deposit balances increased by $20.7 million or 17.7%.  The actual deposit growth was concentrated in transaction accounts, which increased17.6% during the same time period.  Management intends to continue to focus its efforts on attracting core deposits and expects certificates of deposit to increase over the remainder of 2003 as loan growth continues.  The Bank intends to maintain as one of its highest priorities the continued solicitation of transaction accounts from new and existing customers, which should provide the Bank with an increased net interest margin.

Other Liabilities.  As of the end of the second quarter of 2003 the Bank had $17 million of Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings and the ability to borrow another $3 million.  The borrowings are designed with a maturity of 10 years with call and put options after a stated conversion date.  During the second quarter of 2003, the Bank borrowed $3 million with a three-year conversion date and an interest rate of 2.41% bringing the total Bank borrowings to $17 million. Management believes that FHLB borrowings provide an inexpensive method to reduce interest rate risks by obtaining longer term liabilities to match the typically longer term assets the Bank has on its balance sheet that are usually below the cost of certificates of deposit.  Cornerstone under its $2.5 million guidance line with Fifth Third Bank borrowed $400 thousand to inject capital into the Bank.  The injection was needed to maintain an 8.0% capital leverage ratio, which the regulators consider appropriate, given the size of our Bank.  The loan is priced at 30-day LIBOR index plus 150 basis points, which as of June 30 was 2.6%.  The Holding Company will either pay off the loan with dividends from the Bank or will issue stock to payoff the loan.

Capital Resources.   Average stockholders’ equity increased by $1.3 million or 9.1% to $15.7 million for the six months ending June 30, 2003 compared with $14.4 million during the six months ending June 30, 2002.  Actual equity increased by $1.5 million or 10.3% from June 30, 2002 to June 30, 2003.  This increase was primarily due to retained earnings and exercising of 10,000 stock options into Company stock by a former director of the company.

CONSOLIDATED AVERAGE BALANCE SHEET

INTEREST INCOME / EXPENSE AND YIELD / RATES

Taxable equivalent basis

(in thousands)

	Six months ended June 30,
	2003			2002
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate

Assets
Loans, net of unearned income	$131,848	$4,915	7.52%	$102,969	$4,049	7.93%
Investment securities	24,544	514	4.32%	22,282	590	5.43%
Other earning assets	2,427	15	1.26%	1,768	14	1.64%
Total earning assets	158,819	5,444	6.92%	127,019	4,653	7.40%
Allowance for loan losses	(1,690)			(1,313)
Cash and other assets	12,738			12,926
TOTAL ASSETS	169,867			138,632

Liabilities and Stockholders’ Equity

Interest bearing liabilities:
Interest bearing demand deposits	$21,642	$39	0.36%	$20,828	$130	1.26%
Savings deposits	6,813	29	0.86%	5,450	34	1.24%
MMDA’s	18,110	150	1.67%	11,620	121	2.10%
Time deposits	51,359	792	3.11%	44,543	854	3.87%
Time deposits of $100,000 or more	19,091	317	3.35%	19,574	388	4.00%
Federal funds and securities sold under agreements to repurchase	4,452	27	1.22%	2,115	15	1.45%
Other borrowings	14,823	263	3.58%	6,155	131	4.29%
Total interest bearing liabilities	136,290	1,617	2.39%	110,285	1,674	3.06%
Net interest spread		3,827			2,979
Noninterest bearing demand deposits	16,790			13,180
Accrued expenses and other liabilities	1,125			811
Stockholders’ equity	15,662			14,356
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	169,867			138,632

Net interest margin on earning assets			4.87%			4.74%

Net interest spread on earning assets			4.53%			4.33%

Results of Operations - Six months ended June 30, 2003 compared to six months ended June 30, 2002

Net Interest Income.  Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for the first six months of 2003 increased $847,590 or 28.5% above net interest income before loan loss provision as of the first six months of 2002. The increase in net interest income as of June 30, 2002 was primarily due to the steady repricing of the Bank’s deposits, which decreased the cost of funds from 3.06% for the first six months of 2002 to 2.39% for the first six months of 2003.  The yield from earning assets decreased from 7.40% to 6.92% over the same time period.  Three additional factors assisted net interest income growth.  First, the Bank’s increased average earning assets as a percentage of total earning assets to 93.5% for the first half of 2003 compared with 91.6% during the first half of 2002.  Second, the Bank’s asset mix shifted as the percentage of average loans to average total assets to 77.6% for the first six months of 2003 from 74.3% for the first six months of 2002, providing the majority of the Bank’s asset growth in higher yielding assets.  Finally, SBA loan production that is not reflected in the average loan balances was sold to the secondary market for fee income.  The increase in net interest margin exceeded the Bank’s projections by approximately 13 basis points and can be directly attributed to the above-mentioned factors.  Management foresees the margin remaining at present levels for the remainder of 2003 and having a slight compression as rates adjust during the first half of 2004.  The nominal dollar amount of the net interest margin should increase during the remainder of 2003 as rates increase and earning assets continue to grow.

Interest income increased $790,917 or 17.0% for the period ended June 30, 2003 compared to the same period ended June 30, 2002.  Interest income produced by the loan portfolio increased $866,192 or 21.4% for the six month period ended June 30, 2003 compared to six month period ended June 30, 2002, due to the increase in average loans outstanding and origination fees associated with loan growth for the period.  The increase of loan interest income was partially offset by the general repricing of the loan portfolio in a low interest rate environment.  Management estimates the average balances will continue to increase but will restrain origination of these loans to insure that appropriate quality standards and documentation are maintained.  Interest income on investment securities, Federal Funds and other investments decreased $75,276 or 12.5% for the six month period ending June 30, 2003 compared to the six month period ended June 30, 2002, due primarily to an decrease in general market rates for a prolonged period of time.

Total interest expense decreased $56,673 or 3.4% from June 30, 2002 to June 30, 2003. The interest expense decrease from the first six months of 2002 to the first six months of 2003 is primarily due to a decrease in the rates of all deposits, but was offset by a over 20% growth in deposits.

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the first six months of 2003 was 4.87%.  The yield on earning assets decreased 48 basis points to 6.92% for the period ended June 30, 2003, compared to 7.40% for the period ended June 30, 2002.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements.  As the Federal Reserve decreased interest rates during the first six months of 2003, certificates of deposits and transaction accounts were able to reprice at a much lower level and assisted the interest rate spread increase to 4.53% for the six month period ending June 30, 2003 compared to 4.33% for the same period ending June 30, 2002, an increase of 20 basis points.

Allowance for Loan Losses.  The allowance for possible loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1.8 million allowance for loan losses as of June 30, 2003 reflects the full known extent of credit exposure.  Cornerstone made a $155,000 provision during the first half of 2003 and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur.  No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets.  Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Bank’s policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of June 30, 2003, the Bank had no non-accrual loans and $244,081 in non-performing assets.

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of residential mortgage loans are included in non-interest income. Total non-interest income increased by $93,628 or 19.5% from the first half of 2002 compared with the first half of 2003.  The comparison is understated due to a $45,000 provision taken to reserve against possible future losses in the ACH transfer line of business in the first half of 2002.  To date there have been no losses due to ACH activity and management does not expect any losses in the near future.  This does not mean the there is no risk associated with this line of business, but management feels the Bank has appropriate procedures in place to mitigate the risk associated with the activity.

Non-interest Expense.  Non-interest expense for the first six months of 2003 increased by $397,011 or 16.7% compared to the first six months in 2002.  Expenses for salaries and employee benefits increased by $283,986 or 22.3% for the six months ending June 30, 2003 over the same period ending June 30, 2002.  Occupancy and equipment expense as of June 30, 2003 increased by $27,377 or 8.9% over the same period in 2002.  All other non-interest expenses for the six-month period ended June 30, 2003 increased $85,648 or 10.7% over the non-interest expenses for the same period ended June 30, 2002.  The increase in all other non-interest expense is due primarily to the growth of the Bank and its needs to properly manage the growth.  The Bank added three talented lenders and has had to add two back office personnel to handle the increased volume of activity from the new transaction accounts open over the last year.  In addition the bank data processing cost has grown concurrently with the Bank’s deposit growth.

CONSOLIDATED AVERAGE BALANCE SHEET

INTEREST INCOME / EXPENSE AND YIELD / RATES

Taxable equivalent basis

(in thousands)

	Three months ended June 30,
	2003			2002
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate

Assets
Loans, net of unearned income	$136,473	$2,530	7.44%	$101,669	$2,047	8.08%
Investment securities	27,110	273	4.12%	23,251	300	5.27%
Other earning assets	103	2	6.39%	2,606	10	1.54%
Total earning assets	163,687	2,804	6.89%	127,527	2,357	7.43%
Allowance for loan losses	(1,756)			(1,320)
Cash and other assets	12,948			13,231
TOTAL ASSETS	174,879			139,438

Liabilities and Stockholders’ Equity

Interest bearing liabilities:
Interest bearing demand deposits	$22,534	$20	0.35%	$21,475	$67	1.25%
Savings deposits	6,889	13	0.74%	5,566	17	1.19%
MMDA’s	19,474	82	1.69%	12,118	64	2.12%
Time deposits	50,264	374	2.99%	43,684	385	3.54%
Time deposits of $100,000 or more	19,081	156	3.29%	18,956	188	3.98%
Federal funds and securities sold under agreements to repurchase	6,078	18	1.22%	1,429	4	1.12%
Other borrowings	16,341	141	3.47%	7,450	79	4.25%
Total interest bearing liabilities	140,660	805	2.30%	110,678	804	2.91%
Net interest spread		1,999			1,554
Noninterest bearing demand deposits	17,091			13,504
Accrued expenses and other liabilities	1,196			766
Stockholders’ equity	15,932			14,490
TOTAL LIABILITIES ANDSTOCKHOLDERS’ EQUITY	174,879			139,438

Net interest margin on earning assets			4.91%			4.90%

Net interest spread on earning assets			4.59%			4.52%

Results of Operations – Three months ended June 30, 2003 compared to three months ended June 30, 2002

Net Interest Income.  Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for the second quarter of 2003 increased $445,132 or 28.7% above net interest income before loan loss provision for the second quarter of 2002.  The increase in net interest income was primarily due to an increase in interest income from earning asset growth while deposit cost remained flat.  Partially offsetting the growth was a decrease in asset yields but several SBA fees generated during the second quarter of 2003 made the decrease in yields less negative.  The interest yield from earning assets decreased from 7.43% to 6.89% while interest cost from the Bank’s liabilities decreased from 2.91% to 2.30% over the same time period.  Two additional factors assisted net interest income growth.  First, the Bank’s deposit mix shifted as the percentage of average transaction accounts to average total deposits grew from 45.4% for the second quarter of 2002 to 48.8% for the second quarter of 2003, providing the majority of the Bank’s deposit growth in less expensive deposits.  Second, the Bank’s percentage of average loans to average assets increased to 78.0% for the second quarter of 2003 compared with 72.9% during the second quarter of 2002.  The increase in net interest margin was inline with the Bank’s projections and can be directly attributed to the above-mentioned change in the Bank’s deposit mix and the recent addition of commercial finance department fee income and SBA fees.  Management foresees the margin remaining at present levels for the remainder of 2003.

Interest income increased $446,558 or 18.9% for the period ended June 30, 2003 compared to the same period ended June 30, 2002.  Interest income produced by the loan portfolio increased $482,728 or 2.36% for the three month period ended June 30, 2003 compared to three month period ended June 30, 2002, due to the increase in average loans outstanding and origination fees associated with loan growth for the period.  The increase in the volume of loan interest income was partially offset by the general repricing of the loan portfolio in a low interest rate environment.  Management estimates the average balances will continue to increase.  Interest income on investment securities, Federal Funds and other investments decreased $36,171 or 11.7% for the three-month period ending June 30, 2003 compared to the three-month period ended June 30, 2002.  This was due primarily to a low interest rate environment in the Treasury and Federal Funds markets and a position taken by the Bank to move to variable rate securities to reduce the interest rate risk associated if rates were to increase in the near future.

Total interest expense increased $1,426 or 0.0% from June 30, 2002 to June 30, 2003. The interest expense increase from the second quarter of 2002 to the second quarter of 2003 is primarily due to an increase of $30 million in average interest bearing liabilities, but was mostly offset by decreases in the rates of certificates of deposit and the change in the deposit mix mentioned above.

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the second quarter of 2003 was 4.91% compared to 4.90% for the second quarter of 2002. The yield on earning assets decreased 54 basis points to 6.89% for the period ended June 30, 2003, compared to 7.43% for the period ended June 30, 2002.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements.  As the Federal Reserve decreased interest rates during the second quarter of 2003, deposits in general were able to reprice at a lower level and assisted the interest rate spread increase to 4.59% for the three month period ending June 30, 2003 compared to 4.52% for the same period ending June 30, 2002, an increase of 7 basis points.

Allowance for Loan Losses.  The allowance for possible loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $1.8 million allowance for loan losses as of March 31, 2003 reflects the full known extent of credit exposure. Cornerstone made a $50,000 provision during the second quarter of 2003 and anticipates larger provisions in the future as the loan portfolio grows and unanticipated loan losses occur.  No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets.  Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Bank’s policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of June 30, 2003, the Bank had no non-accrual loans and $244,081 in non-performing assets.

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through service charges of deposit accounts and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $31,864 or 12.46% for the second quarter of 2003 compared with the second quarter of 2002.  The increase of non-interest income during the second quarter of 2003 was broad based, but was highlighted with increases from secondary mortgage sales, ACH fees and deposit service fees compared to the second quarter of 2002.

Non-interest Expense.  Non-interest expense for the second quarter of 2003 increased by $224,577 or 18.7% compared to the same three months in 2002.  Expenses for salaries and employee benefits increased by $162,842 or 25.1% for the three months ending June 30, 2003 over the same period ending June 30, 2002.  Occupancy and equipment expense as of June 30, 2003 increased by $41,874 or 32.1% over the same period in 2002.  All other non-interest expenses for the three-month period ended June 30, 2003 increased $19,862 or 4.7% over the non-interest expenses for the same period ended June 30, 2002.  The increase in non-interest expense is due primarily to the cost to support the Bank’s 30% growth of assets and liabilities and the conversion to an image environment. Another cost new in 2003 is the e-banking capability that has been obtained to keep up with customer needs and to generate future revenue sources.

ALLOWANCE FOR LOAN LOSSES

	2003		2002
Quarter Ending	June 30	March 31	December 31	September 30	June 30

Balance at beginning of period	1,691,538	1,591,152	1,351,137	1,323,260	1,293,352
Loans charged-off	(43,095)	(67,587)	(39,964)	(109,123)	(142,565)
Loans recovered	129,291	62,973	16,544	(13,000)	17,473
Net charge-offs (recoveries)	(86,196)	4,614	23,420	122,123	125,092
Provision for loan losses charged to expense	50,000	105,000	263,434	150,000	155,000
Balance at end of period	1,827,734	1,691,538	1,591,152	1,351,137	1,323,260

Allowance for loan losses as a percentage of average loans outstanding for the period	1.339%	1.330%	1.354%	1.261%	1.302%

Allowance for loan losses as a percentage of nonperforming assets and loans 90 days past due outstanding for the period	761.543%	639.283%	551.113%	224.647%	181.538%

Annualized QTD net charge-offs as a percentage of average loans outstanding for the period	-0.253%	0.015%	0.080%	0.456%	0.492%

Annualized YTD net charge-offs as a percentage of average loans outstanding for the period	-0.124%	0.015%	0.385%	0.500%	0.522%

YTD Average Outstanding Loans	131,848,342	127,172,057	107,673,422	104,366,742	102,968,078

QTD Average Outstanding Loans	136,473,429	127,172,057	117,485,635	107,130,370	101,669,000

Nonperforming assets and loans 90 days past due	240,004	264,599	288,716	601,449	728,917

Item 3.                    Controls and Procedures

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

Item 2.                                Changes in Securities

N/A

Item 3.                                Defaults on Senior Securities

N/A

Item 4.                                Submission of Matters to a Vote of Security Holders

A.	The annual meeting of shareholders was held on April 17, 2003.

B.	The following directors were elected to the board of directors:

James H. Large
Turner Smith
Randy Brooks
Lawrence D. Levine
Bill O. Wiggins
B. Kenneth Driver
Russell W. Lloyd
Marsha Yessick
Karl Fillauer
Earl A. Marler, Jr.
Gregory B. Jones
Doyce G. Payne, M.D.

C.	The following matters were voted upon at the annual meeting with 66.8%

of total shares voting:

		For	Against	Abstain
1.	To elect the following directors to serve for the ensuing year:
	James H. Large	99.3%	0.0%	0.7%
	Turner Smith	99.3%	0.0%	0.7%
	Randy Brooks	99.3%	0.0%	0.7%
	Lawrence D. Levine	99.0%	0.0%	1.0%
	Bill O. Wiggins	99.0%	0.0%	1.0%
	B. Kenneth Driver	99.3%	0.0%	0.7%
	Russell W. Lloyd	99.3%	0.0%	0.7%
	Marsha Yessick	92.3%	0.0%	7.7%
	Karl Fillauer	99.3%	0.0%	0.7%
	Earl A. Marler, Jr.	99.7%	0.0%	0.3%
	Gregory B. Jones	99.6%	0.0%	0.4%
	Doyce G. Payne, M.D.	99.0%	0.0%	1.0%

2.	To Approve the Amended and Restated Charter	97.5%	0.4%	2.1%
3.	To Approve the Amended and Restated Bylaws	97.5%	0.4%	2.1%

4.	To ratify the appointment of Hazlett, Lewis & Bieter, PLL as independent auditors for the fiscal year ending December 31, 2002.	97.9%	0.0%	2.1%

Item 5.                                Other Information

N/A

Item 6.                              Exhibits and Reports on Form 8-K

(a)	Exhibits
(31) Rule 13a-14(a)/15(d)-14(a) Certifications
(32) Section 1350

(b)	Reports on Form 8-K

	(1)	Form 8-K filed on July 22, 2003, disclosing press release related to second quarter earnings
	(2)	Form 8-K filed on May 15, 2003, disclosing press release related to announcement of New Chairman & CEO
	(3)	Form 8-K filed on April 16, 2003, disclosing press release related to first quarter earnings

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date:	August 13, 2003	/s/ Gregory B. Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

Date:	August 13, 2003	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Chief Financial Officer