Form 10QSB
period 2003-09-30
CORNERSTONE BANCSHARES INC
filed 2003-11-13
CIK 1038773

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on September 30, 2003 was approximately $22,190,531.  There were 1,243,167 shares of Common Stock outstanding as of September 30, 2003.

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

Interim Financial Data (Unaudited)

In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial condition, the consolidated results of operations, and consolidated cash flows for the interim period.  Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

PART I — FINANCIAL INFORMATION

Item 1.                                 Financial Statements

CONSOLIDATED BALANCE SHEET

	Unaudited		Unaudited
	September 30, 2003	December 31, 2002	September 30, 2002

ASSETS
Cash and due from banks	$4,425,507	$4,928,080	$6,659,443
Federal funds sold	—	460,000	5,315,000
Investment securities available for sale	20,748,806	21,174,980	19,888,999
Investment securities held to maturity	700,730	1,024,726	1,258,131
Federal Home Loan Bank stock	582,300	506,100	501,100
Loans, less allowance for loan losses	146,345,179	123,096,578	111,345,577
Premises and equipment, net	3,884,516	3,953,293	3,964,760
Accrued interest receivable	865,747	679,598	779,317
Excess cost over fair value of assets acquired	2,541,476	2,541,476	2,541,476
Other assets	1,725,991	1,537,390	1,489,711

Total assets	$181,820,252	$159,902,221	$153,743,514

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$17,993,693	$20,585,758	$17,052,015
NOW accounts	22,292,929	19,484,709	20,446,814
Savings deposits and money market accounts	24,953,992	21,007,269	20,321,305
Time deposits of $100,000 or more	18,636,977	18,863,337	19,010,566
Time deposits of less than $100,000	58,965,590	50,505,251	50,105,169
Total deposits	142,843,181	130,446,324	126,935,869
Federal funds purchased and securites sold under agreement to repurchase	4,006,578	3,503,139	1,274,651
Federal Home Loan Bank advance	17,000,000	10,000,000	10,000,000
Accrued interest payable	99,990	121,270	97,450
Other liabilities	1,348,199	684,738	533,229

Total liabilities	165,297,948	144,755,471	138,841,199

Stockholders’ equity
Common stock	1,243,167	1,233,167	1,233,167
Additional paid-in capital	12,183,868	12,093,868	12,093,867
Retained earnings	2,931,834	1,538,341	1,229,778
Accumulated other comprehensive income	163,435	281,374	345,502

Total stockholders’ equity	16,522,304	15,146,750	14,902,314

Total liabilities and stockholders equity	$181,820,252	$159,902,221	$153,743,514

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$2,672,263	$2,167,365	$7,587,267	$6,216,177
Interest on investment securities	223,266	273,719	726,914	855,611
Interest on federal funds sold	1,716	9,678	16,850	24,015
Interest on other earning assets	6,045	4,717	16,255	12,755
Total interest income	2,903,290	2,455,479	8,347,286	7,108,558

INTEREST EXPENSE
Interest bearing demand accounts	12,213	59,456	50,907	189,724
Money market accounts	68,057	71,982	218,389	193,263
Savings accounts	8,858	18,672	38,061	52,303
Time deposits of less than $100,000	394,151	387,887	1,185,845	1,242,313
Time deposits of $100,000 or more	142,939	172,131	460,084	560,408
Federal funds purchased	12,593	2,902	28,828	10,229
Securities sold under agreements to repurchase	5,840	5,005	16,510	12,855
Other borrowings	151,910	89,018	415,405	220,096
Total interest expense	796,562	807,052	2,414,029	2,481,193

Net interest income	2,106,728	1,648,427	5,933,257	4,627,366
Provision for loan losses	255,000	150,000	410,000	420,000
Net interest income after the provision for loan losses	1,851,728	1,498,427	5,523,257	4,207,366

NONINTEREST INCOME
Service charges on deposit accounts	175,967	152,436	485,606	408,367
Net securities gains (losses)	—	—	—	—
Other income	183,683	83,013	448,723	308,131
Total noninterest income	359,650	235,448	934,329	716,499

NONINTEREST EXPENSE
Salaries and employee benefits	824,469	676,016	2,380,446	1,948,007
Occupancy and equipment expense	168,852	226,920	504,401	535,092
Other operating expense	419,136	387,445	1,306,445	1,189,106
Total noninterest expense	1,412,457	1,290,381	4,191,293	3,672,206

Income before provision for income taxes	798,921	443,495	2,266,294	1,251,659
Provision for income taxes	307,650	177,800	872,800	498,800

NET INCOME	$491,271	$265,695	$1,393,493	$752,860

Basic net income per common share	$0.40	$0.22	$1.12	$0.61
Diluted net income per common share	0.38	0.21	1.07	0.59
Dividends declared per common share	—	—	—	—

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30

	Unaudited	Unaudited
	2003	2002

Cash flows from operating activities:
Net income	$1,393,493	$752,860
Adjustments to reconcile net income to net cash provided by operating actvities:
Provision for loan losses	$410,000	$420,000
Net Charge-offs	89,600	(391,014)
Depreciation and amortization	251,347	227,961
Accrued interest receivable	(186,149)	(24,724)
Accrued interest payable	(21,280)	(111,393)
Changes in other assets and liabilities	474,860	400,479
Net cash provided by (used in) operating activities	2,411,871	1,274,169

Cash flows from investing activities:
Purchase of investment securities: AFS	(18,157,657)	(6,182,243)
Purchase of investment securities: HTM	—	—
Proceeds from security transactions: AFS	17,972,898	7,250,168
Proceeds from security transactions: HTM	321,859	934,003
Net increase in loans	(23,748,201)	(7,542,421)
Purchase of bank premises and equipment	(163,639)	(461,975)
Net cash provided by (used in) investing activities	(23,774,740)	(6,002,468)

Cash flows from financing activities:
Net increase in deposits	12,396,857	7,786,579
Net increase in securities sold under agreements to repurchase	503,438	(3,308,875)
Net increase of FHLB advances and other borrowings	7,400,000	6,000,000
Issuance of common stock	100,000	—
Net cash provided by (used in) financing activities	20,400,295	10,477,704

Net increase in cash and cash equivalents	(962,574)	5,749,405

Cash and cash equivalents beginning of period	5,388,080	6,225,038
Cash and cash equivalents end of period	$4,425,507	$11,974,443

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

BALANCE, December 31, 2002		1,233,167	12,093,868	1,538,341	281,374	15,146,750

Issuance of common stock		10,000	90,000			100,000

Comprehensive income:

Net income	1,393,493			1,393,493		1,393,493

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(117,939)				(117,939)	(117,939)

Total comprehensive income	1,275,555

BALANCE, September 30, 2003 (Unaudited)		1,243,167	12,183,868	2,931,834	163,435	16,522,304

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

Cornerstone Bancshares, Inc. (“Cornerstone”) ended the first nine months of 2003 with total assets of $182 million, a 13.7% increase from December 31, 2002 and an 18.3% increase from September 30, 2002.  Cornerstone reported net income the for nine months ending September 30, 2003 of $1,393,493, or $1.12 basic earnings per share, compared to $752,860, or $0.61 basic earnings per share, for the same period in 2002.  The increase in earnings represents an 85.1% increase from the first nine months of 2002 compared to the first nine months of 2003.

The increase in net income from the first nine months of 2003 to the first nine months of 2002 is due primarily to one factor.  The Bank’s net-interest income increased $1,306 thousand or 28.2% over the same period in 2002.  The Bank accomplished this by increasing the total average earning assets of the Bank by $34.7 million or 27.0% over the third quarter of 2002, while reducing average non-earning assets by $326 thousand or 2.5% compared with the third quarter of 2002. Concurrently, the Bank was able to increase the Bank’s deposits as well as use alternative sources of funding to improve the Bank’s interest rate exposure while decreasing the overall cost of funds.  Interest expense decreased $67 thousand for the first nine months of 2003 compared to the same period in 2002.  This reduction was the result of continued repricing of the Bank’s certificates of deposit as short-term interest rates continued to decrease during the reporting period. The Bank’s average transaction accounts grew 22.5% during the first nine months of 2003 while average certificates of deposit increased 13.5% for the same period.  The Bank took advantage of attractive non-traditional funding sources during the second quarter of 2003.  Cornerstone increased its Federal Home Loan Bank borrowings by $7 million and selected longer-term maturities to reduce the Bank’s general interest rate risk.  In addition, the Bank actively used its federal funds lines of credit as an inexpensive source of funds.  The Bank expects to raise additional deposits to replace the federal funds purchased and anticipates rapid deposit growth in both transaction deposits and certificates of deposit during the fourth quarter of 2003.  Non-interest income increased 30.4% for the first nine months of 2003 compared with the same period in 2002.  This increase was broad based, but had a large contribution from the sale of mortgage loans to the secondary market and saw continued growth of e-commerce as a revenue generator to the Bank’s income statement.  On the qualitative side, the Bank improved its asset quality, which is quantified by the Bank’s below peer bank average of past due loans to net loans ratio of 0.29% and a below peer bank average non-performing asset ratio of 0.30%.  This was accomplished in a time period during which regional banks struggled to maintain net interest margin and had a general deterioration of loan quality.  For the first nine months of 2003, the Bank’s net interest margin was 4.87% compared with 4.82% for the same time period in 2002.  The Bank’s management expects the Bank’s net interest margin to remain level over the remainder of 2003.  Recently, the Board announced that earnings estimates had increased from $1,800,000 to $1,864,750 for net income in 2003 and increased expected earnings per share to $1.50 per share from the $1.45 previously announced, the second increase in as many quarters.  At the beginning of the year, the Company’s budgeted net income had been set at $1,600,000.  Also announced in the July shareholder’s letter was the Board’s intention to distribute a dividend in January 2004.  Such dividend has not been declared, however, and it remains within the board’s discretion as to the timing and amount of such dividend, if any.

During the third quarter of 2003, Cornerstone saw an expected seasonal lull in the rapid growth the Bank enjoyed during the first two quarters of 2003.  During that time period, many of the relationship mangers visited prospective customers and current customers to insure their needs had been met, while the Bank worked on many projects, including the final decision concerning the Ooltewah Branch and the implementation of the Bank’s Customer Identification Program as required by the USA PATRIOT Act.  This legislation requires detailed records on new customers be retained by the Bank for an extended period of time even after the customer has terminated his relationship with the Bank.  Needless to say, the legislation will create an additional expense to the Bank and will necessitate the acceleration of the Bank’s transition to an image environment, which will accelerate the equipment and software expense program to upgrade hardware and software.    The Bank’s position is to comply with all laws of the land and will work with its customers to explain the program’s requirements for extensive personal information and at the same time reassure them of the information’s security while held at the Bank.  Operationally, the Bank continues to expand its asset based lending program and has developed into the state’s leader in SBA lending dollar volume as several SBA loan generation associations refer loans to the Bank due its depth of knowledge with the specialty loans and willingness to consider the loans.  The Bank’s position on the SBA loans is to strictly underwrite each loan to bank credit guidelines and in all cases, when the loan is sellable to the secondary market, the Bank will sell the loan to increase fee income and enhance the net income of the Bank.  The Bank is in the final stages of expanding its debit pay program and feels the program will allow its non-interest income to grow at an above average rate for the foreseeable future.

The Bank, pursuant to its strategic plan, intends to continue to focus on providing a competitive footprint (convenient branches) to the Chattanooga Metropolitan Statistical Area allowing Cornerstone to compete with the three major regional banks located in the area.  The Bank also intends to focus its efforts in the suburban branch network and not on a central hub bank located in downtown Chattanooga.  It is also intended that special emphasis will be placed on providing services specifically targeted to small businesses and individual consumers.

Financial Condition

Earning Assets. Average earning assets for the nine months ending September 30, 2003, increased by $34.7 million or 27.0% compared to the nine months ending September 30, 2002, while actual earning assets increased $30.8 million or 22.0% during the same period. The average and actual balance increases were due to strong loan demand in the first half of 2003 and a strong growth in transaction account deposits during the current reporting period.  Management expects average earning assets to grow at a slower pace during the remainder of 2003.

Loan Portfolio. The Bank’s average loans for the first nine months of 2003 were $137 million, an increase of $33.2 million or 31.8% compared to the first nine months of 2002, while actual balances increased to $148.4 million, an increase of 31.4% above the $112.9 million in loans as of September 30, 2002.  Management anticipates slower loan growth for the remainder of the year in both average and actual balances.

Investment Portfolio.  The Bank’s average investment securities portfolio increased by 8.9% or $2.0 million for the nine months ending September 30, 2003 compared to the nine months ending September 30, 2002, while actual balances increased $302 thousand, an increase of 1.4%.  The lack of growth is a result of strong loan growth and unusually low interest rates.  The low interest rates have caused the Bank to be very cautious and consequently, the Bank closely monitors the risk versus return of each security purchase.  It is the Bank’s opinion that rates will increase in the near future and the Bank will retain its cautious position until the risk of interest rates increases diminishes.  The Bank is maintaining approximately $10 million in Agency CMO LIBOR floating rate securities which will protect the Bank from sudden increases in short term rates.  They adjust every thirty days and are tied to the 30-day LIBOR index plus a spread (typically 130 basis points), which acts as a leading indicator to rate increases or decreases.  The Bank expects to maintain an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value.  Investment objectives include, in order of priority, gap management, liquidity, pledging, return, and local community support.  The Bank maintains two classifications of investment securities: “Held to Maturity” (HTM) and “Available for Sale” (AFS).  The “Available for Sale” securities are carried at fair market value, whereas “Held to Maturity” securities are carried at book value. As of September 30, 2003, net unrealized gains in the “Available for Sale” portfolio amounted to $257,697, a 1.3% increase in value.

Deposits. The Bank’s average deposits increased by $20.4 million or 17.6% for the nine-month period ending September 30, 2003 compared to the same period ending September 30, 2002, while actual deposit balances increased by $15.9 million or 12.5%.  The actual deposit growth was broad based in transaction accounts and certificates of deposits.  Transaction accounts grew during the first two quarters and certificates grew during the third quarter.  In particular, the Bank saw a large increase in certificates to credit unions in the amount of $5.2 million.  Management intends to focus its efforts on attracting core deposits and expects both transaction accounts and certificates of deposit to increase over the remainder of 2003 as loan growth continues.  The Bank intends to maintain as one of its highest priorities the continued solicitation of transaction accounts from new and existing customers, which should provide the Bank with an increased net interest margin.

Other Liabilities.  As of the end of the third quarter of 2003 the Bank had $17 million of Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings and the ability to borrow another $5 million.  The borrowings are designed with a maturity of 10 years with call and put options after a stated conversion date.  During the second quarter of 2003, the Bank borrowed $3 million with a three-year conversion date and an interest rate of 2.41% bringing the total Bank borrowings to $17 million. Management believes that FHLB borrowings provide an inexpensive method to reduce interest rate risks by obtaining longer term liabilities to match the typically longer term assets the Bank has on its balance sheet that are usually below the cost of certificates of deposit.  Cornerstone under its $2.5 million guidance line with Fifth Third Bank, borrowed $400 thousand to inject capital into the Bank during the second quarter.  The injection was needed to maintain an 8.0% capital leverage ratio, which the regulators consider appropriate, given the size of our Bank.  The loan is priced at 30-day LIBOR index plus 150 basis points, which as of September 30 was 2.6%.  Cornerstone will either pay off the loan with dividends from the Bank or will issue stock to payoff the loan.

Capital Resources.   Average stockholders’ equity increased by $1.4 million or 9.6% to $15.9 million for the nine months ending September 30, 2003 compared with $14.4 million during the nine months ending September 30, 2002.  Actual equity increased by $1.6 million or 10.9% from September 30, 2002 to September 30, 2003.  This increase was primarily due to net income and the exercise of 10,000 stock options by a former director of the Company.

CONSOLIDATED AVERAGE BALANCE SHEET

INTEREST INCOME / EXPENSE AND YIELD / RATES

Taxable equivalent basis

(in thousands)

	Nine months ended September 30,
	2003			2002
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Assets

Loans, net of unearned income	$137,585	$7,587	7.37%	$104,371	$6,216	7.96%
Investment securities	24,051	743	4.23%	22,077	856	5.27%
Other earning assets	1,714	17	1.31%	2,209	37	2.24%
Total earning assets	163,350	8,347	6.84%	128,657	7,109	7.40%
Allowance for loan losses	(1,766)			(1,313)
Cash and other assets	12,759			13,085
TOTAL ASSETS	174,343			140,429

Liabilities and Stockholders’ Equity

Interest bearing liabilities:
Interest bearing demand deposits	$21,776	$51	0.31%	$20,602	$190	1.23%
Savings deposits	6,837	38	0.74%	5,622	52	1.24%
MMDA’s	18,184	218	1.61%	12,264	193	2.10%
Time deposits	53,336	1,187	2.97%	44,400	1,244	3.74%
Time deposits of $100,000 or more	18,881	460	3.26%	19,207	560	3.90%
Federal funds and securities sold under
agreements to repurchase	5,125	49	1.29%	2,119	23	1.45%
Other borrowings	15,692	411	3.51%	6,908	220	4.26%
Total interest bearing liabilities	139,831	2,414	2.31%	111,122	2,482	2.99%
Net interest spread		5,933			4,627
Noninterest bearing demand deposits	17,448			13,985
Accrued expenses and other liabilities	1,166			813
Stockholders’ equity	15,898			14,509
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	174,343			140,429

Net interest margin on earning assets			4.87%			4.82%

Net interest spread on earning assets			4.53%			4.42%

Results of Operations – Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for the first nine months of 2003 increased $1,305,890 or 31.0% above net interest income before loan loss provision as of the first nine months of 2002. The increase in net interest income as of September 30, 2003 was primarily due to the steady repricing of the Bank’s deposits, which decreased the cost of funds from 2.99% for the first nine months of 2002 to 2.31% for the first nine months of 2003.  The yield from earning assets decreased from 7.40% to 6.84% over the same time period.  Three additional factors assisted net interest income growth.  First, the Bank’s increased average earning assets as a percentage of total earning assets to 93.7% for the first three quarters of 2003 compared with 91.6% during the first three quarters of 2002.  Second, the Bank’s asset mix shifted as the percentage of average loans to average total assets was 78.9% for the first nine months of 2003 compared to 74.3% for the first nine months of 2002, providing the majority of the Bank’s asset growth in higher yielding assets.  Finally, SBA loan production that is not reflected in the average loan balances was sold to the secondary market for fee income.  The increase in net interest margin exceeded the Bank’s projections by approximately 9 basis points and can be directly attributed to the above-mentioned factors.  Management foresees the margin remaining at present levels for the remainder of 2003 with a slight compression as rates adjust during the first half of 2004.  The nominal dollar amount of the net interest margin should increase during the remainder of 2003 as rates increase and earning assets continue to grow.

Interest income increased $1,238,728 or 17.4% for the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002.  Interest income produced by the loan portfolio increased $1,371,090 or 22.6% for the nine month period ended September 30, 2003 compared to nine month period ended September 30, 2002, due to the increase in average loans outstanding and origination fees associated with loan growth for the period.  The increase of loan interest income was partially offset by the general repricing of the loan portfolio in a low interest rate environment.  Management estimates that the average balances will continue to increase but will restrain origination of these loans to insure that appropriate quality standards and documentation are maintained.  Interest income on investment securities, Federal Funds and other investments decreased $132,362 or 14.8% for the nine month period ending September 30, 2003 compared to the nine month period ended September 30, 2002, due primarily to a decrease in general market rates for a prolonged period of time.

Total interest expense decreased $67,164 or 2.7% from September 30, 2002 to September 30, 2003. The interest expense decrease from the first nine months of 2002 to the first nine months of 2003 is primarily due to a decrease in the rates of all deposits, but was offset by an over 25.8% growth in average interest sensitive liabilities.

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the first nine months of 2003 was 4.87%.  The yield on earning assets decreased 56 basis points to 6.84% for the nine month period ended September 30, 2003, compared to 7.40% for the nine month period ended September 30, 2002.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements.  As the Federal Reserve decreased interest rates during the first six months of 2003, certificates of deposits and transaction accounts were able to reprice at a much lower level and assisted the interest rate spread increase to 4.53% for the nine month period ending September 30, 2003 compared to 4.41% for the nine month period ending September 30, 2002, an increase of 10 basis points.

Allowance for Loan Losses. The allowance for possible loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $2.1 million allowance for loan losses as of September 30, 2003 reflects the full known extent of credit exposure. Cornerstone made a $410,000 provision during the first three quarters of 2003 and anticipates that it will make similar provisions in the future as the loan portfolio grows.  No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Bank’s policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of September 30, 2003, the Bank had $83,408 in non-accrual loans and $433,178 in non-performing assets.

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of residential mortgage loans are included in non-interest income. Total non-interest income increased by $217,830 or 30.4% from the first three quarters of 2002 compared with the first three quarters of 2003.  The comparison is understated due to a $45,000 provision taken to reserve against possible future losses in the ACH transfer line of business in the first half of 2003.  To date there have been no losses due to ACH activity and management does not expect any losses in the near future.  This does not mean there is no risk associated with this line of business, but management feels the Bank has appropriate procedures in place to mitigate the risk associated with the activity.   The Bank is optimistic that non-interest income will continue to grow at an above average rate for the foreseeable future as the Bank’s e-commerce products continue to grow.

Non-interest Expense.  Non-interest expense for the first nine months of 2003 increased by $519,086 or 14.1% compared to the first nine months of 2002.  Expenses for salaries and employee benefits increased by $432,439 or 22.2% for the nine months ending September 30, 2003 over the nine months ending September 30, 2002.  Occupancy and equipment expense as of September 30, 2003 decreased by $30,691 or 5.7% over the same period in 2002.  All other non-interest expenses for the nine-month period ended September 30, 2003 increased $117,339 or 9.9% over the non-interest expenses for the same period ended September 30, 2002.  The increase in all other non-interest expense is due primarily to the growth of the Bank and its needs to properly manage the growth.  The Bank added three talented lenders and has had to add two bank operations personnel to handle the increased volume of activity from the new transaction accounts opened over the last year.  In addition, the Bank’s data processing cost has grown concurrently with the Bank’s deposit growth.

CONSOLIDATED AVERAGE BALANCE SHEET

INTEREST INCOME / EXPENSE AND YIELD / RATES

Taxable equivalent basis

(in thousands)

	Three months ended September 30,
	2003			2002
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Assets:

Loans, net of unearned income	$148,873	$2,672	7.12%	107,130	2,167	8.03%
Investment securities	23,079	229	4.05%	22,461	274	4.95%
Other earning assets	312	2	1.98%	2,252	14	2.47%
Total earning assets	172,264	$2,903	6.70%	131,843	2,455	7.41%
Allowance for loan losses	(1,916)			(1,312)
Cash and other assets	12,796			13,437
TOTAL ASSETS	$183,144			143,968

Liabilities and Stockholders’ Equity:

Interest bearing liabilities:
Interest bearing demand deposits	$22,038	$12	0.22%	$20,155	$59	1.16%
Savings deposits	6,885	9	0.51%	5,961	19	1.26%
MMDA’s	18,328	68	1.47%	13,533	72	2.11%
Time deposits	57,227	394	2.73%	44,119	388	3.49%
Time deposits of $100,000 or more	18,467	143	3.07%	18,484	172	3.69%
Federal funds and securities sold under agreements to repurchase	6,449	22	1.38%	2,128	8	1.49%
Other borrowings	17,400	148	3.37%	8,391	89	4.21%
Total interest bearing liabilities	146,794	796	2.15%	112,771	807	2.84%
Net interest spread		$2,107			1,648
Noninterest bearing demand deposits	18,742			15,569
Accrued expenses and other liabilities	1,256			826
Stockholders’ equity	16,352			14,802
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,144			143,968

Net interest margin on earning assets			4.87%			4.98%

Net interest spread on earning assets			4.55%			4.57%

Results of Operations – Three months ended September 30, 2003 compared to three months ended September 30, 2002

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for the third quarter of 2003 increased $458,300 or 27.8% above net interest income before loan loss provision for the third quarter of 2002. The increase in net interest income was primarily due to an increase in interest income from earning assets while deposit cost remained relatively flat.  Partially offsetting the growth was a decrease in asset yields but loan fees generated during the third quarter of 2003 made the decrease in yields less negative.  The interest yield from earning assets decreased from 7.41% to 6.70% while interest cost from the Bank’s liabilities decreased from 2.84% to 2.15% over the same time period.   Assisting net interest income was the dramatic increase in the Bank’s loan to asset ratio, as the Bank’s percentage of average loans to average assets increased to 81.3% for the third quarter of 2003 compared with 74.4% during the third quarter of 2002.  The increase in net interest margin was in line with the Bank’s projections and can be directly attributed to the above-mentioned change in the Bank’s deposit mix and the recent addition of commercial finance department fee income and SBA fees.  Management expects the margin remaining at present levels for the remainder of 2003.

Interest income increased $447,811 or 18.2% for the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002.  Interest income produced by the loan portfolio increased $504,898 or 23.2% for the three month period ended September 30, 2003 compared to three month period ended September 30, 2002, due to the increase in average loans outstanding and origination fees associated with loan growth for the period.  The increase in the volume of loan interest income was partially offset by the general repricing of the loan portfolio in a low interest rate environment.  Management estimates the average balances will continue to increase.  Interest income on investment securities, federal funds and other investments decreased $57,087 or 19.8% for the three-month period ending September 30, 2003 compared to the three-month period ended September 30, 2002.  This was due primarily to a low interest rate environment in the U. S. Treasury and Federal Funds markets and a position taken by the Bank to move to variable rate securities to reduce the interest rate risk associated if rates were to increase in the near future.

Total interest expense decreased $10,489 or 1.3% for the three-month period ended September 30, 2003 to the three-month period ended September 30, 2002. The interest expense decrease from the third quarter of 2002 to the third quarter of 2003 is primarily due to a decrease in general interest rates, which is greatly understated due to the general increase in deposits and other liabilities.

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the third quarter of 2003 was 4.87% compared to 4.98% for the third quarter of 2002. The yield on earning assets decreased 71 basis points to 6.70% for the three month period ended September 30, 2003, compared to 7.41% for the three month period ended September 30, 2002.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements.  After the Federal Reserve decreased interest rates during the second quarter of 2003, deposits in general were able to reprice at a lower level but were not enough to offset the greater asset yield decrease and as a result the interest rate spread decrease to 4.55% for the three month period ending September 30, 2003 compared to 4.57% for the same period ending September 30, 2002, a decrease of 2 basis points.

Allowance for Loan Losses. The allowance for possible loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $2.1 million  allowance for loan losses as of September 30, 2003 reflects the full known extent of credit exposure. Cornerstone made a $255,000 provision during the third quarter of 2003 to fully provide allowances for three loans in the Bank’s portfolio that were classified as doubtful.  The Bank believes that it has fully provided for these loans based on projected collections and recoveries.  As a result, the Bank anticipates smaller provisions in the future even with future loan portfolio growth.  No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Bank’s policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of September 30, 2003, the Bank had $83,408 in non-accrual loans and $433,178 in non-performing assets.

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through service charges of deposit accounts and other activities.  Total non-interest income increased by $124,202 or 52.8% for the third quarter of 2003 compared with the third quarter of 2002.  The increase of non-interest income during the third quarter of 2003 was broad based, but was primarily due to a surge in secondary mortgage sales.  ACH fees and deposit service fees also increased during the third quarter of 2002.

Non-interest Expense.  Non-interest expense for the third quarter of 2003 increased by $122,076 or 9.5% compared to the same three months in 2002.  Expenses for salaries and employee benefits increased by $148,453 or 21.9% for the three months ending September 30, 2003 over the same period ending September 30, 2002.  Occupancy and equipment expense as of September 30, 2003 decreased by $58,068 or 25.6% over the same period in 2002.  All other non-interest expenses for the three-month period ended September 30, 2003 increased $31,690 or 8.2% over the non-

interest expenses for the same period ended September 30, 2002.  The increase in non-interest expense is due primarily to the cost to support the Bank’s 18% growth of assets and liabilities and the conversion to an image environment. Another cost new in 2003 is the e-banking capability that has been obtained to keep up with customer needs and to generate future revenue sources.

ALLOWANCE FOR LOAN LOSSES

	2003			2002
Quarter Ending	September 30	June 30	March 31	December 31	September 30

Balance at beginning of period	1,827,734	1,691,538	1,591,152	1,351,137	1,323,260
Loans charged-off	(3,802)	(43,095)	(67,587)	(39,964)	(109,123)
Loans recovered	11,819	129,291	62,973	16,544	(13,000)
Net charge-offs (recoveries)	(8,018)	(86,196)	4,614	23,420	122,123
Provision for loan losses charged to expense	255,000	50,000	105,000	263,434	150,000
Balance at end of period	2,090,751	1,827,734	1,691,538	1,591,152	1,351,137

Allowance for loan losses as a percentage of average loans outstanding for the period	1.439%	1.339%	1.330%	1.354%	1.261%

Allowance for loan losses as a percentage of nonperforming assets and loans 90 days past due outstanding for the period	482.654%	761.543%	639.283%	551.113%	224.647%

Annualized QTD net charge-offs as a percentage of average loans outstanding for the period	-0.022%	-0.253%	0.015%	0.080%	0.456%

Annualized YTD net charge-offs as a percentage of average loans outstanding for the period	-0.087%	-0.124%	0.015%	0.385%	0.500%

YTD Average Outstanding Loans	137,585,459	131,848,342	127,172,057	107,673,422	104,366,742

QTD Average Outstanding Loans	148,873,000	136,473,429	127,172,057	117,485,635	107,130,370

Nonperforming assets and loans 90 days past due	433,178	240,004	264,599	288,716	601,449

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

Item 6.                                                             Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

(1)          Form 8-K filed on October 17, 2003, disclosing press release related to third quarter earnings

(2)          Form 8-K filed on July 22, 2003, disclosing press release related to second quarter earnings

(3)          Form 8-K filed on May 15, 2003, disclosing press release related to announcement of New Chairman & CEO

(4)          Form 8-K filed on April 16, 2003, disclosing press release related to first quarter earnings

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date:	November 14, 2003	/s/ Gregory B. Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

Date:	November 14, 2003	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002