Form 10QSB/A
period 2003-09-30
CORNERSTONE BANCSHARES INC
filed 2003-12-04
CIK 1038773

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB-A

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

Cornerstone Bancshares, Inc.

Date:	December 4, 2003	/s/ Gregory B.Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

Date:	December 4, 2003	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Cornerstone Bancshares, Inc., a Tennessee corporation (the “Company”), on Form 10-QSB for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission (the “Report”), Gregory B. Jones, Chief Executive Officer of the Company and Nathaniel F. Hughes, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gregory B. Jones

Gregory B. Jones

Chief Executive Officer

December 4, 2003

/s/ Nathaniel F. Hughes

Nathaniel F. Hughes

Chief Financial Officer

December 4, 2003

[A signed original of this written statement required by Section 906 has been provided to Cornerstone Bancshares Inc. and will be retained by Cornerstone Bancshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]