Form 10KSB
period 2003-12-31
CORNERSTONE BANCSHARES INC
filed 2004-03-24
CIK 1038773

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒                                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
Common Stock, Par Value $1.00 Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenues for the Registrant’s fiscal year ended December 31, 2003, total $12,568,291.

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on January 31, 2003 was approximately $25,618,510.  There were 1,243,617 shares of Common Stock outstanding as of January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants definitive 2004 Proxy Statement are incorporated by reference in Part III of this Form 10-KSB.

CORNERSTONE BANCSHARES, INC.

Annual Report on Form 10-KSB

For the Fiscal Year Ended December 31, 2003

Table of Contents

Item Number

Part I

1.	Description of Business

2.	Description of Property

3.	Legal Proceedings

Part II

5.	Market for Common Equity and Related Stockholder Matters

6.	Management’s Discussion and Analysis or Plan of Operation

7.	Financial Statements

8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

8A.	Controls and Procedures

Part III

9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

10.	Executive Compensation

11.	Security Ownership of Certain Beneficial Owners and Management

12.	Certain Relationships and Related Transactions

13.	Exhibits and Reports on Form 8-K

14.	Principal Accountant Fees and Services

Forward-Looking Statements

In addition to the historical information contained herein, this report contains certain forward-looking statements including statements relating to present or future factors generally affecting the banking industry and specifically affecting the operations, markets, and products of Cornerstone Bancshares, Inc. (the “Company”) and Cornerstone Community Bank (the “Bank”).  Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s and the Bank’s control, and many of which, with respect to future business decisions, are subject to change.  Without limiting the foregoing, the words “believes,” “anticipates,” “intends,” “expects,” “are of the opinion that” or similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties.  You should not place undue reliance on these forward-looking statements.

Actual results could differ materially from those projected for many reasons including, without limitation, changing events and trends that have influenced the Company’s and the Bank’s assumptions.  These trends and events include (i) changes in the interest rate environment which may reduce margins, (ii) non-achievement of expected growth, (iii) less favorable than anticipated changes in national and local business environment and securities markets, (iv) adverse changes in the regulatory requirements affecting the Company and the Bank, (v) greater competitive pressures among financial institutions in the Company’s and the Bank’s markets, and (vi) greater than expected loan losses.  Additional information and other factors that could affect future financial results are included in the Company’s filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements as a result of new information, future events or developments, except as required by applicable securities laws.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Cornerstone Bancshares, Inc. (the “Company” or “Cornerstone”) was incorporated on September 19, 1983 under the laws of the State of Tennessee and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was formerly known as East Ridge Bancshares, Inc.  Its wholly-owned subsidiary, Cornerstone Community Bank, a Tennessee banking corporation (the “Bank”), resulted from the merger of The Bank of East Ridge and Cornerstone Community Bank effective October 15, 1997.

Business of the Company

The Company

The primary activity of the Company currently is, and is expected to remain for the foreseeable future, the ownership and operation of the Bank.  As a bank holding company, the Company intends to facilitate the Bank’s ability to serve its customers’ requirements for financial services.  The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws.  The holding company structure also affords additional flexibility in terms of capital formation and financing opportunities.

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

The Bank

The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans.   Funds not invested in the loan portfolio are invested by the Bank primarily in obligations of the U.S. Government, various states and their political subdivisions.  In addition to deposits, sources of funds for the Bank’s loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, sales of its investment securities and borrowing from other financial institutions.  The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments.  The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.

Employees

As of February 17, 2004, Cornerstone and the Bank collectively had 73 full-time equivalent employees of whom 68 are full-time, and 10 are part-time. The employees are not represented by a collective bargaining unit.  Cornerstone and the Bank believe that their relationships with their employees are good.

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

Based on total deposits of approximately $159,544,000 at December 31, 2003, the Bank represents 2.43% of the deposit base in the Chattanooga, Tennessee-Georgia Metropolitan Statistical Area (“Chattanooga MSA”).  Three major regional banks represent approximately 61% of the deposits in the Chattanooga MSA.  These larger financial institutions have greater resources and higher lending limits than the Bank, and each of the three institutions has over 20 branches in Hamilton County.  There are several credit unions located in Hamilton County.  Since credit unions are not subject to income taxes in the way commercial banks are, credit unions have an advantage in offering competitive rates to potential customers.  The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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

Insurance of Deposit Accounts

Deposits of the Bank are insured by the FDIC to a maximum of $100,000 for each insured depositor through the BIF, one of the two deposit insurance funds established by federal law.  As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions (institutions insured by the FDIC hereinafter are referred to as “insured institutions”).  Any insured institution which does not operate in accordance with or conform to FDIC regulations, policies and directives, may be sanctioned for non-compliance.  For example, proceedings may be instituted against an insured institution if the institution or any director, officer or employee thereof engages in unsafe and unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  If insurance of accounts is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination.  The FDIC recommends an annual audit by independent accountants and also periodically makes its own examinations of the Bank.  The FDIC may revalue assets of an institution, based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such reevaluation and the book value of the assets.

On September 15, 1992, the FDIC approved final regulations adopting a risk-related deposit insurance system.  The risk-related regulations, which became effective January 1, 1993, resulted in a significant spread between the highest and lowest deposit insurance premiums.  Under the risk-related insurance regulations, each insured depository institution is assigned to one of three risk classifications: “well capitalized,” “adequately capitalized,” or “under capitalized.”  Within each risk classification, there are three subgroups.  Each insured depository institution is assigned to one of these subgroups within its risk classification based upon supervisory evaluations submitted to the FDIC by the institution’s primary federal regulator.  Depending upon a BIF member’s risk classification and subgroup, applicable regulations provide that its deposit insurance premium may be as low as 0.004% of insured deposits or as high as .31% of insured deposits.  Additionally, because the BIF has exceeded its designated reserve ratio, the FDIC has now reduced to zero the assessment rate that is applicable to the most highly rated BIF members.  The Bank has been notified that, based on its risk classification and supervisory subgroup, its BIF assessment rate is 0.004% of insured deposits for the period from January 1, to December 31, 2003.  This is the most favorable assessment rate applicable to insured institutions.  In addition, the Deposit Insurance Funds Act of 1998 (DIFA) requires that a Financing Corporation (FICO) assessment be paid by the Bank.  The annual FICO assessment rate for banks is presently 0.0154% of deposits.  The Bank paid  $20,814 in assessments during the year ended December 31, 2003.

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

At December 31, 2003, the Bank had Tier 1 capital of $14.6 million or 8.30% of total year to date average assets.

Certain provisions of the Federal Reserve Act, made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act (12 U.S.C. §1828(j)) and administered with respect to the Bank by the FDIC, establish standards for the terms of, limit the amount of, and establish collateral requirements with respect to any loans or extensions of credit to, and investments in, affiliates by the Bank as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the Bank for services) between the Bank and its affiliates.  In addition, related provisions of the Federal Reserve Act and the Federal Reserve regulations (also administered with respect to the Bank by the FDIC) limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank and to related interests of such persons.

The FDIC may impose sanctions on any insured bank that does not operate in accordance with FDIC regulations, policies and directives.  Proceedings may be instituted against any insured bank or any director, officer or employee of the bank that is believed by the FDIC to be engaged in unsafe or unsound practices, including violation of applicable laws and regulations.  The FDIC is also empowered to assess civil penalties against companies or individuals who violate certain federal statutes, orders or regulations.  In addition, the FDIC has the authority to terminate insurance of accounts, after notice and hearing, upon a finding by the FDIC that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, or is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule or order of, or condition imposed by, the FDIC.  Neither the Company nor the Bank knows of any past or current practice, condition or violation that might lead to termination of its deposit insurance.

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

Federal Supervision and Regulation

The Company is regularly examined by the Board, and the Bank is supervised and examined by the FDIC.  The Company is required to file with the Board annual reports and other information regarding its business operations and the business operations of its subsidiaries. Approval of the Board is required before the Company may acquire, directly or indirectly, ownership or control of the voting shares of any bank, if, after such acquisition, the Company would own or control, directly or indirectly, more than 5% of the voting stock of the bank.  In addition, pursuant to the provisions of the Act and the regulations promulgated thereunder, the Company may only engage in, or own or control companies that engage in, activities deemed by the Board to be so closely related to banking as to be a proper incident thereto.

The Bank and the Company are “affiliated” within the meaning of the Act.  Certain provisions of the Act establish standards for the terms of, limits the amount of, and establish collateral requirements with respect to, any loans or extensions of credit to, and investments in, affiliates by the Bank, as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the Bank for services under any contract) between the Bank and its affiliates.  In addition, related provisions of the Act and the regulations promulgated under the Act limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors, and principal shareholders of the Bank, the Company and any other subsidiary of the Company, and to related interests of such persons.

In addition to the banking regulations imposed on the Company, the securities of the Company are not exempt from the federal and state securities laws as are the securities of the Bank.  Accordingly, an offering of the Company’s securities must be registered under both the Securities Act of 1933 (the “Securities Act”) and state securities laws or qualify for exemptions from registration.

Under Section 106(b) of 1970 Amendments to the Act (12 U.S.C. § 1972), the Bank is prohibited from extending credit, selling or leasing property or furnishing any service to any customer on the condition or requirement that the customer (i) obtain any additional property, service or credit from the Company, the Bank (other than a loan, discount, deposit, or trust service) or any other subsidiary of the Company; (ii) refrain from obtaining any property, credit or service from any competitor of the Company, the Bank or any subsidiary of the Company; or (iii) provide any credit, property or service to the Company, the Bank (other than those related to and usually provided in connection with a loan, discount, deposit or trust service) or any subsidiary of the Company.

Most bank holding companies are required to give the Board prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company’s consolidated net worth.  The Board may disapprove such a purchase or redemption if it determines that the proposal constitutes an unsafe or unsound practice that would violate any law, regulation, Board order or directive or any condition imposed by, or written agreement with, the Board.  The prior notice requirement does not apply to certain “well-capitalized” bank holding companies that meet specified criteria.

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

The additional supervisory powers and regulations mandated by the FDICIA, include a “prompt corrective action” program based upon five regulatory zones for banks, in which all banks are placed largely based on their capital positions.

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

ITEM 2.  DESCRIPTION OF PROPERTY

As of December 31, 2003, the principal offices of the Company and the Bank were located at 5319 Highway 153, Chattanooga, Tennessee 37343.  This property is owned by the Company.  The Bank operates four full-service branches in Hamilton County, Tennessee:

5319 Highway 153, Chattanooga, Tennessee

4154 Ringgold Road, East Ridge, Tennessee

610 Georgia Avenue, Chattanooga, Tennessee

2280 Gunbarrel Road, Chattanooga, Tennessee

The Georgia Avenue branch contains 1800 square feet and is leased pursuant to a lease agreement, which provides for an initial term of three years with two three-year renewal options.  Rent is currently $ 29,482 per annum.  The Bank owns the properties located at 2280 Gunbarrel Road, 4154 Ringgold Road and 5319 Highway 153.

The Bank owns a lot on Old Lee Highway, Ooltewah, Tennessee and is in the process of building a full-service branch on that location.  In addition, the Bank acquired through foreclosure a building located at 2433 Broad Street, Chattanooga, Tennessee for use as a storage facility.

The Company operates a service center to house all its non-customer contact functions located at 6401 Lee Corners, Suite B, Chattanooga, Tennessee.  The facility has 7800 square feet and is leased pursuant to a lease agreement, which provides for an initial term of 5 years with one five-year renewal option.  Rent is currently $ 54,600 per annum.

ITEM 3.  LEGAL PROCEEDINGS

As of the end of 2003, the neither the Company nor the Bank was involved in any material litigation.  The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business.  Management believes that those claims are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or the Company’s consolidated financial position.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the OTC Bulletin Board but is not listed a national securities exchange.  Morgan Keegan, a subsidiary of Regions Bank, is the principal market maker for Cornerstone stock. There are five other market makers who assist in providing a market.

The following table sets forth the high and low closing prices of the Company’s common stock for the periods indicated, as reported by published sources.  The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Low	High
2004 Fiscal Year
First Quarter (through March , 2004)	$20.0	$22.5

2003 Fiscal Year
First Quarter	$12.5	$14.5
Second Quarter	$12.1	$17.5
Third Quarter	$16.5	$19.0
Fourth Quarter	$17.9	$23.3

2002 Fiscal Year
First Quarter	$13.0	$13.0
Second Quarter	$13.0	$13.0
Third Quarter	$13.0	$13.0
Fourth Quarter	$13.0	$13.0

There were approximately 567 holders of record of the common stock as of December 31, 2003.   This number does not include shareholders with shares in nominee name held by DTC.

Cornerstone paid its first dividend on January 26, 2004 in the amount of $0.10 per share. The Company intends to continue to pay an annual dividend.  The Company’s board of directors will decide the amount of the next dividend during the fourth quarter of 2004 after consideration of capital needs required for expected growth of assets.  The payment of dividends is solely within the discretion of the Board of Directors, considering Cornerstone’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks.

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

Management’s Discussion And Analysis Or Plan Of Operation

General

The following should be read in conjunction with the information and tables that follow.  For a discussion of liquidity and the impact of inflation, see “Capital Resources/Liquidity” below.

Summary

Net income for 2003 was $1,881,859 a 77% increase from Cornerstone’s net income of $1,061,423 in 2002.  Net income per common share of $1.52 for 2003 was 77% higher than 2002 net income per common share of $0.86.  Pretax income of $3,071,659 for 2003 increased $1,342,645 from 2002 pretax income of $1,729,014.

The increase in net income per common share from 2002 to 2003 comes directly from the dramatic growth of the Bank’s earning assets, especially average loans, which grew 31%.  This growth coupled with tight interest expense control helped the Bank realize a 27% increase in net interest income to $8,115,619.  Also contributing to the bottom line was a 24% increase in non-interest income.  Most of the increase was due to origination of secondary mortgages, which increased 47% from $200,094 to $293,453 in 2003.  Asset quality remained at its better than industry standard level during 2003 and the Bank enjoyed success in collection of past charge-offs.  The result was net charge–offs of $124,843, which allowed the Bank, even with the dramatic loan growth, to decrease its loan loss provision to $545,000 during 2003.  Non-interest expense increased 15% in 2003 due mostly to an increase in salaries and benefits of 26% as the Bank added staff to properly manage the growth and paid out profit sharing to help retain talented employees.  The Bank is optimistic the investment in quality employees will return continued improved earnings in the foreseeable future.

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

For the fiscal years ended December 31, 2003 and 2002, the Company’s weighted average rate earned on all interest-earning assets was 6.79% and 7.37%, respectively, and the Company’s weighted average rate paid on all interest-bearing liabilities for the same years was 2.25% and 2.92%, respectively.  The Company’s interest rate spread for the years ended December 31, 2003 and 2002 therefore was 4.54% and 4.46%, respectively, and its net interest income for such years was $8,115,619 and $6,393,652, respectively.  For fiscal 2003, the Company recorded net income of $1,881,859 or $1.52 basic earnings per common share as compared with net income of $1,061,423 or $0.86 basic earnings per common share for fiscal 2002.  The increase in net income was due to a 27.0% increase in the Bank’s net interest income and a 23.9% increase in non-interest income, while non-interest expense increased only 15.2%.

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

	Years Ended December 31,
	2003	2002	2001

Net Interest Margin (Net interest income divided by average interest- earning assets)	4.87%	4.86%	4.38%

Return on Average Assets (Net income divided by average total assets)	1.06%	0.74%	0.45%

Return on Average Equity (Net income divided by average equity)	11.68%	7.25%	4.20%

Equity-to-Assets (Average equity divided by average total assets)	9.04%	10.21%	10.68%

Loans to Deposits (Average loans divided by average daily deposits)	101.21%	90.92%	83.96%

Dividend Payout Ratio (Dividends paid by the Company divided by net income)	0.00%	0.00%	0.00%

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002:

Net Interest Income.  Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on liabilities.  The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for 2003 increased $1,721,967 or 26.9% over 2002.  The increase in net interest income from 2002 to 2003 is due to material growth of the balance sheet and a shift in mix of assets and liabilities.  The shift in mix was most dramatic in the Bank’s loan portfolio as it increased from 75.0% of total average assets to 79.5% while earning assets increased to 93.9% of average assets compared with 91.9% in 2002.  Loan origination fees were strong as the Bank became more proficient at Small Business Administration (SBA) lending and asset based lending.  The Bank anticipates loan growth to continue along with loan origination fees.  Interest expense decreased from 2002 due to a general decrease in market interest rates during the reporting period.  The drop was large enough in scale to allow the Bank to grow average interest bearing liabilities 25.6% over 2002 while decreasing interest expense by $97,841.  The Bank plans to continue to aggressively attract deposits but does not anticipate interest expense to decrease in 2004.

Interest income increased $1,624,126 or 16.7% in 2003 from 2002.  Interest income produced by the loan portfolio increased $1,781,926 or 20.9% from 2002 to 2003.  Interest income on investment securities and Federal Funds sold decreased $157,800 or 14.0% from 2002 to 2003.  The increase in loan interest income was due to a large increase in the volume of loans as the portfolio grew, and was increased further by loan origination fees and servicing fees generated by the origination of SBA loans.   The Bank attributes the strong loan growth to an increase in the number of relationship managers and their level of expertise.  The securities income decrease was due to the generally lower interest rate environment, which presents few opportunities to invest without material interest rate risk exposure.  Total interest expense decreased $97.841 or

3.0% in 2003 from 2002.  The interest expense decrease from 2002 to 2003 was a result of a reduction in interest rates in 2003.

One of the most useful tools for measuring the ability of a small community bank to make money is its ability to maximize its net interest margin and its interest rate spread.   The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average-earning assets.  This ratio represents the difference between the average yield on average-earning assets and the average rate paid for all funds used to support those earning assets.  The net interest margin remained constant in 2003 at 4.87%.  The net interest spread, defined as the rate of interest income minus the rate of interest expense, increased 8 basis points from 4.46% in 2002 to 4.54% in 2003.  The yield on earning assets decreased 58 basis points to 6.79% in 2003 from 7.37% in 2002.

Allowance for Loan Loss.  The allowance for possible loan loss represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio.  Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses.  Management believes that the allowance for possible loan losses balance of $2,011,329 as of December 31, 2003, is sufficient to absorb known credit risks in the portfolio.  No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets.  Non-performing assets include non-performing loans and foreclosed real estate held for sale.  Non-performing loans include loans classified as non-accrual or renegotiated.  Cornerstone’s policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest.  At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings.  Recognition of any interest after a loan has been placed on non-accrual status is accounted for on a cash basis.  As of December 31, 2003, Cornerstone had $130,963 of non-performing assets.

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities.  In addition, gains or losses realized from the sale of investment securities are included in non-interest income.  Total non-interest income increased by $239,715 or 23.9% from 2002 to 2003.  Fee income from service charges on deposit accounts increased $154,703 or 21.1% in 2003.  The Bank had no security gain in 2003.  Fees generated from the sale of loans sold to the secondary market increased $93,359 or 46.7% in 2003 due an exceptional amount of mortgage debt refinancing.  The Bank anticipates non-interest income to continue its double-digit growth in 2004 but has built a small decrease for secondary market loan sales in its expectation for 2004.

Non-interest Expense.  Non-interest expense for 2003 increased by $757,471 or 15.2% from 2002.  Salaries and employee benefits increased by $694,926 or 26.4% from $2,630,544 in 2002 to $3,325,470 in 2003.  Payroll expense increased as the Bank created a profit sharing plan to cover all employees to help retain talented personnel.  This, along with hiring of additional personnel to cover the growth of the Bank, accounted for the majority of the increase for 2003.  Occupancy expense increased 7.7% as the Bank operated four full service branches and began construction on its fifth.  All other non-interest expense increased $35,572 or 1.8% in 2003, with no material reductions or increases.

Financial Condition

Earning Assets.  Average earning assets in 2003 increased  $35.4 million or 26.8% over 2002 due to material loan growth in the first half of 2003.  This loan growth led the expansion of the balance sheet and the Bank funded the loan growth with a combination of FHLB borrowings and certificates of deposit.  The average security portfolio grew $1.8 million or 7.8% to maintain an appropriate number of securities for pledging purposes and liquidity.

Loan Portfolio.  The Bank’s average loans for 2003 were $141.6 million, an increase of 31.5% over $107.7 million in average loans for 2002.  The actual balance at the end of 2003 was $157.3 million, representing an increase of $32.6 million from 2002.  Loan growth for 2003, was uneven and heavily weighted to the first of the year with several large, high quality loans greatly increasing the Bank’s outstanding balances.  The growth was concentrated in commercial real estate.

The Bank’s growth in loans was assisted by the new lenders hired in late 2002 who were able to complete the transfer of several material customer relationships once established with our organization.  The Bank plans to hire additional lenders in 2004 to round out our existing staff in the branches and staff the new branch in Ooltewah when it opens.  The Bank feels strongly that the key to success in lending, as well as for the Bank as a whole, is to hire talented employees to provide outstanding customer service in a safe and sound manner.

Investment Securities.  Cornerstone’s average investment securities portfolio increased 7.8% or $1.8 million from 2002 to 2003, while Federal Funds remained relatively constant.  The average investment portfolio and average federal funds sold for 2003 was $25.7 million.  Cornerstone maintains an investment strategy of seeking portfolio yields within acceptable risk levels as well as providing liquidity, pledging requirements and GAP management.  To accomplish these strategies, the Bank positioned the Investment Portfolio on the assumption that there was a higher probability of rates going up than down and as a result took a cautious interest rate stance and invested appropriately.  The two vehicles used the most often were US Agency LIBOR floaters that have rates tied to LIBOR and adjust their rates monthly, and US Agency callable notes structured with an interest rate cushion to protect the Bank if interest rates rise.  Both investments have a lower yield but are less likely to devalue if rates increase.  Cornerstone maintains two classifications of investment securities:  “Held to Maturity” and “Available for Sale.”  The “Available for Sale” securities are carried at fair market value, whereas “Held to Maturity” securities are carried at book value.  At year-end 2003, unrealized gains in the “Available for Sale” portfolio amounted to $273,610.

Intangibles.   During 2002, the Company adopted the provisions of Statement of Financial Statement No. 142 Goodwill and other Intangible Assets concerning the $2,541,476 goodwill created by the merger with the Bank of East Ridge.  The Company had a third party determine that the fair value was in excess of the cost and as a result no impairment loss was required during 2003.

Deposits.  Cornerstone’s average deposits increased $21.5 million or 18.1% from 2002 to 2003.  From year-end 2002 to year-end 2003, total deposits increased $28.9 million or 22.2%.  The Bank’s deposit strategy continues to be focused on attracting transaction deposits from business customers while filling funding gaps with certificate of deposit specials to attract incremental funds while not driving up the cost of certificates already on the books.  The Bank saw extraordinary success during 2003 in attracting business and public deposits to the Bank.  Average interest bearing transaction accounts increased 29.5% while average demand deposits increased 23.0%.  This success partially funded the Bank’s loan growth and allowed the Bank to maintain its net interest margin at an above peer bank level.  The Bank expects to continue its focus on attracting deposits from businesses, especially transaction accounts, which are less expensive and tie the customer base closely to the Bank.

Capital Resources.   Stockholders average equity increased $1.5 million or 10.0%.  The company had net income of $1,881,859 in 2003, and the value of the investment security portfolio’s unrealized gains, net of tax, decreased from $281.4 thousand to a $180.6 thousand.  The actual balance of stockholder’s equity increased $1.8 million or 11.6% from $15.1 million as of the end of 2002 to $16.9 million.

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

	Years Ended December 31,
	2003			2002			2001
(In thousands)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate

ASSETS

Interest-earning assets:
Loans(1)(2)	$141,586	$10,326	7.29%	$107,676	$8,544	7.94%	$90,680	$8,151	8.99%
Investment securities	24,118	980	4.16%	22,338	1,124	5.12%	20,299	1,261	6.21%
Federal funds sold	1,550	20	1.29%	1,844	34	1.84%	4,072	168	4.14%
Other earning assets	—		0.00%	—		0.00%	—		0.00%
Total interest-earning assets	167,254	11,326	6.79%	131,858	9,702	7.37%	115,051	9,580	8.33%
Allowance for loan losses	(1,843)			(1,336)			(1,184)
Cash and other assets	12,791			13,035			13,043

Total assets	$178,202			$143,557			$126,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Deposits
NOW accounts	22,299	66	0.30%	20,148	227	1.12%	16,601	264	1.59%
Money market / Savings accts	25,467	339	1.33%	18,515	326	1.76%	11,585	326	2.82%
Time deposits, $100m and over	19,430	606	3.12%	19,223	731	3.80%	20,090	1,116	5.56%
Time deposits, under $100 m	54,679	1,577	2.88%	45,936	1,674	3.65%	47,469	2,661	5.61%
Total interest-bearing deposits	121,872	2,588	2.12%	103,822	2,958	2.85%	95,745	4,367	4.56%

Federal funds purchased	2,248	33	1.47%	641	12	1.91%	36	1	2.31%
Securities sold under agreement to repurchase	2,602	22	0.85%	1,317	15	1.14%	2,097	61	2.91%
Other borrowings	16,123	568	3.52%	7,688	324	4.21%	2,329	113	4.84%
Total interest-bearing liabilities	142,848	3,211	2.25%	113,468	3,309	2.92%	100,207	4,542	4.53%
Other liabilities:
Demand deposits	18,017			14,607			12,263
Accrued interest payable and other liabilities	1,224			831			891
Total other liabilities	19,241			15,438			13,154

Total liabilities	162,089			128,906			113,361

Stockholders’ equity	16,113			14,651			13,549

Total Liabilities and stockholders’ equity	178,202			143,557			126,910

	Years Ended December 31,
	2003	2002	2001

FINANCIAL RATIOS

Excess of interest-earning assets over interest-bearing liabilities	24,406	18,390	14,844

Ratio of interest-earning assets to interest-bearing liabilities	117.08%	116.21%	114.81%

Net interest income	8,116	6,394	5,038

Interest rate spread (difference between rate earned on interest-earning assets and rate paid on interest-bearing liabilities)	4.54%	4.46%	3.80%

Net interest margin (net interest income divided by average interest-earning assets)	4.87%	4.86%	4.38%

(1)                Interest income on loans includes amortization of deferred loan fees and other discounts of $ 115m, $ 33m, and $13m for the fiscal years ended December 31, 2003, 2002, and 2001, respectively.

(2)                Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.

The following table sets forth information regarding the weighted average contractual yields earned on the Company’s interest-earning assets and the weighted average interest rates paid on the Company’s interest-bearing liabilities outstanding at December 31, 2003.  Investment securities available for sale (“AFS”) and held to maturity (“HTM”) are shown at their book values.

(In thousands)	Amount	Average Yield/Rate
Interest-earning assets:

Loans	141,586	7.29%
Investment securities	24,118	4.16%
Federal funds sold	1,550	1.29%
Total interest-earning assets	167,254	6.79%

Interest-bearing liabilities:

NOW Accounts	22,299	0.30%
Money market and savings accounts	25,467	1.33%
Time deposits of $100,000 or more	19,430	3.12%
Time deposits under $100m	54,679	2.88%
Total deposits	121,875	2.12%

Federal funds purchased	2,248	1.47%
Securities sold under agreement to repurchase	2,602	0.85%
Long term debt	16,123	3.52%
Total interest-bearing liabilities	142,848	2.25%

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

	Year Ended December 31, 2003 Compared to 2002
(In thousands)	Volume	Rate	Mix	Net Change

Interest income:
Loans (1)(2)	2,472	-920	230	1,782
Investment securities	72	-255	39	-144
Federal funds sold	-4	-9	-1	-14
Other earning assets	0	0	0	0
Total interest income				1,624

Interest expense:
NOW accounts	6	-185	18	-161
Money market and saving accounts	91	-110	30	11
Time deposits, $100,000 and over	6	-132	1	-125
Time deposits, less than $100,000	252	-421	72	-97
Total deposits				-370

Other borrowings	296	-113	61	244
Federal Funds Purchased	24	-9	6	21
Securities sold under agreement to repurchase	11	19	-23	7
Total other interest-bearing liabilities				272

Total interest expense				-98

Change in net interest income (expense)				1,722

	Year Ended December 31, 2002 Compared to 2001
(In thousands)	Volume	Rate	Mix	Net Change

Interest income:
Loans (1)(2)	1,349	-1,135	180	394
Investment securities	104	-244	3	-137
Federal funds sold	-41	-42	-51	-135
Other earning assets	0	0	0	0
Total interest income				122

Interest expense:
NOW accounts	40	-94	18	-36
Money market and saving accounts	122	-195	73	0
Time deposits, $100,000 and over	-41	-336	-19	-396
Time deposits, less than $100,000	-56	-896	-25	-977
Total deposits				-1,409

Other borrowings	226	-48	33	211
Federal Funds Purchased	12	-3	17	26
Securities sold under agreement to repurchase	-1	-37	-23	-61
Total other interest-bearing liabilities				176

Total interest expense				-1,233

Change in net interest income (expense)				1,356

(1) Loan amounts include non-accruing loans.

(2) Interest income includes the portion of loan fees recognized in the respective periods.

The following table sets forth the re-pricing of the Company’s interest earning assets and interest-bearing liabilities as of December 31, 2003.  This interest sensitivity gap table is designed to monitor the Company’s interest rate risk exposure within the designated time period.  In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals.  The Company’s interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations.  The Company’s policy is to attempt to maintain a ratio of cumulative gap to total interest sensitive assets of negative 15.00% to positive 15.00% in the time period of one year or less.  Presently, the Bank is in a negative one-year cumulative GAP position of (1.25%) and is actively seeking adjustable rate loans and longer-term liabilities to increase the Bank’s positive sensitivity.  The Bank to date has not participated in any derivative products to address this issue and does not foresee the need to do so in the immediate future.  Below is a table, which reflects the Company’s interest-earning assets and interest-bearing liabilities.  The information set forth below is based on the following assumptions of management.  (i) savings and money market and NOW accounts will be less interest rate sensitive and the re-pricing on these accounts will be spread out over a five-year period; and  (ii)  securities other than mortgage-backed securities have been scheduled by maturity date while mortgages have been amortized over the life of the mortgage.

(In thousands)	Less than One Year	1 to 5 Years	Over 5 Years	Total

Interest Sensitive Assets
Federal Funds sold	3,060	0	0	3,060
Investment securities
Taxable (1)	15,071	8,283	1,323	24,677
Tax-exempt (1)	0	0	1,372	1,372
Loans (2)
Fixed rate & adjustable rate 1-4 mort.	7,802	14,723	571	23,096
Scheduled payments	74,549	55,492	4,152	134,193

Total Interest-Sensitive Assets	100,482	78,498	7,418	186,398

Interest Sensitive Liabilities
NOW	14,178	21,265	0	35,443
Money market	15,601	5,200	0	20,801
Time deposits	64,551	16,249	0	80,800
Other interest-bearing liabilities	8,484	15,000	0	23,483
Long-term debt	0	0	0	0

Total Interest Sensitive Liabilities	102,814	57,714	0	160,528

Interest Sensitivity Gap	(2,332)	20,784	7,418	25,870
Cumulative Gap	(2,332)	18,452	25,870

Ratio of cumulative gap to total Interest sensitive assets	(1.25% )	9.90%	13.88%

(1) All AFS securities are shown at the market value and HTM are shown at book value.

(2) Non-performing loans are included as interest-earning assets.

Lending Activities

Loan Policy

All lending activities of Cornerstone are under the direct supervision and control of the Directors Loan Committee, which consists of the chief executive officer and four outside directors.  Also present at meetings of the committee are the executive vice president and senior lender, the executive vice president and chief financial officer, loan review officer and other lending officers as required.  The loan committee enforces loan authorizations for each officer, makes lending decisions on loans exceeding such limits, services all requests for officer credits to extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending category.  The Bank’s established maximum loan volume to assets is 85%.  The loan portfolio consists primarily of real estate, commercial and installment loans.

General

 At December 31, 2003, the Company’s loan portfolio constituted approximately 78.25% of the Company’s total assets.  The following table sets forth the composition of the Company’s loan portfolio at the indicated dates.

	At December 31,
	2003		2002		2001		2000		1999
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial, financial, and agricultural	42,420	26.97%	28,034	22.48%	20,425	19.40%	16,209	19.17%	13,661	18.89%

Real estate – construction	24,081	15.31%	20,517	16.46%	13,190	12.54%	9,976	11.80%	5,560	7.69%

Real estate – mortgage	28,185	17.92%	28,331	22.72%	30,828	29.33%	27,224	32.19%	24,917	34.44%

Real Estate – commercial	56,527	35.94%	41,926	33.62%	34,541	32.85%	25,496	30.15%	21,843	30.21%

Consumer loans	6,077	3.86%	5,880	4.72%	6,170	5.88%	5,669	6.70%	6,345	8.77%

Total loans	157,290	100.00%	124,688	100.00%	105,154	100.00%	84,574	100.00%	72,326	100.00%

The following table sets forth the scheduled maturities of the loans in the Company’s loan portfolio as of December 31, 2003 based on their contractual terms to maturity.  Overdrafts are reported as due in less than one year.  Loans unpaid at maturity are renegotiated based on current market rates and terms.

	Loans Maturing
	Less Than One Year	One to Five Years	More than Five Years	Total

Commercial, financial and agricultural	32,226	9,331	863	42,420

Real estate – construction	20,034	4,047	—	24,081

Real estate – mortgage	8,912	16,222	3,051	28,185

Real estate – commercial	13,864	40,034	2,629	56,527

Consumer loans	2,095	3,926	56	6,077

Total Loans	77,131	73,560	6,599	157,290

Types of Loans

Commercial Loans

Commercial, industrial, and non-farm non-residential loans, hereinafter referred to as commercial loans (excluding commercial construction loans) totaled $42.4 million or 27.0% of the Company’s loan portfolio at December 31, 2003.  Commercial loans consist of loans and lines of credit to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital.  The terms of the Bank’s commercial loans generally range from 90 days to a 15 year amortization with a five year balloon.  The loans generally carry interest rates, which adjust in accordance with changes in the prime rate, but when appropriate will be fixed to match the borrower’s needs.  Substantially all of the Bank’s commercial loans are secured and guaranteed by the principals of the borrower.  This is the fastest growing area of the loan portfolio and is being staffed to continue this trend.  The Bank believes this area has best potential for future growth and has the highest barriers of entry to our competitors.

Loans secured by marketable equipment are required to be amortized over a period not to exceed 60 months.  Generally, loans secured by current assets such as inventory or accounts receivable are structured as revolving lines of credit with annual maturities.  Loans secured by chattel mortgages and accounts receivable may not exceed 85% of their market value.  Loans secured by listed stocks, municipal bonds and mutual funds may not exceed 70% of their market value.  Unsecured short-term loans and lines of credit must meet criteria set by the Bank’s Loan Committee.  Current financial statements support all commercial loans, and such financial statements are updated annually.  Commercial loans, which are considered small business loans, are the core business of the Bank.  Most loans are made with a long-term relationship intended and Cornerstone also seeks to obtain the borrower’s business and personal depository accounts.

Real Estate - Construction Loans

As of December 31, 2003, Cornerstone had $24.1 million in construction and development loans outstanding, which represented 15.3% of the loan portfolio.  All construction and development loans are held in the Bank’s loan portfolio.  The Bank makes residential construction loans to owner-occupants and to persons building residential properties for resale.  The Bank has two main areas of construction loans: one is to residential real estate developers for speculative or custom single-family residential properties, and the other is to custom commercial construction projects with guaranteed takeout provisions.  Construction loans are usually variable rate loans made for terms of one year or less, but extensions are permitted if construction has continued satisfactorily and if the loan is current and other circumstances warrant the extension.  Construction loans are limited to 80% of the appraised value of the lot and the completed value of the proposed structure.

Construction financing generally is considered to involve a higher degree of credit risk than permanent mortgage financing of residential properties, and this additional risk usually is reflected in higher interest rates.  The higher risk of loss on construction loans is attributable in large part to the fact that loan funds are estimated and advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction.  Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages and other unpredictable contingencies, it is relatively difficult to accurately evaluate the total loan funds required to complete a project and to accurately evaluate the related loan-to-value ratios.  If the estimates of construction costs and the salability of the property upon completion of the project prove to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value that is insufficient to assure full repayment.

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

Real Estate - Mortgage Loans

At December 31, 2003, real estate mortgage loans totaled  $ 28.2 million or 17.9% of the Company’s loan portfolio.  Real estate mortgage loans include all one to four family residential loans secured by real estate for purposes other than construction or acquisition and development.  All real estate loans are held in the Bank’s loan portfolio except for loans that are designated as loans held for sale.  The loans held for sale are FHLB or FNMA qualified and have been pre-approved by an underwriting specialist prior to closing.  As of December 31, 2003 the Bank held $  1.0 million of these secondary market mortgages.  The remainder of the Bank’s mortgage loans are home equity loans and are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10-15 year period.  The Bank’s experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

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

Real Estate -Commercial

At December 31, 2003, commercial real estate mortgage loans totaled  $ 56.5 million or 35.9% of the Company’s loan portfolio.  Commercial real estate mortgage loans include all one to four family residential loans secured by real estate for purposes other than construction or acquisition and development.  All real estate loans are held in the Bank’s loan portfolio except for loans that have been participated to correspondent banks.  The Bank will sell these participations once a loan exceeds the Bank’s legal lending limit or is deemed appropriate by the Director’s Loan Committee.  Commercial real estate mortgage loans are a combination of properties that are leased out or used for a primary place of a business the Bank has a relationship with.   Most of the commercial real estate loans have fixed interest rates for terms of one to three years with balloon payment provisions and are amortized over a 10-15 year period, but whenever possible the Bank will seek a variable rate loan which would be tied to the New York prime rate and adjusted monthly.  The Bank’s experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

Commercial real estate loans are made for up to 85% of the value of the property securing the loan, based upon an appraisal if the loan amount is over $100,000.  The Bank also requires title insurance to insure the priority of the property lien on its real estate loans over $50,000 and requires fire and casualty insurance on all of its loans.

Consumer Loans

At December 31, 2003, consumer loans totaled  $ 6.1 million or 3.9% of the Company’s loan portfolio.  These loans consist of consumer installment loans and consumer credit card balances.  As of December 31, 2003, the Bank had $ .3 million credit card balances outstanding

The Bank makes both secured and unsecured consumer loans for a variety of personal and household purposes.  Most of the Bank’s consumer loans are automobile loans, boat loans, property improvement loans and loans to depositors on the security of their certificates of deposit.  These loans are generally made for terms of up to five years at fixed interest rates.  The Bank considers consumer loans to involve a relatively high credit risk compared to real estate loans.  Consumer loans, therefore, generally yield a relatively high return to the Bank and provide a relatively short maturity.  The Bank believes that the generally higher yields and the shorter terms available on various types of consumer loans tend to offset the relatively higher risk associated with such loans, and contribute to a profitable spread between the Bank’s average yield on earning assets and the Bank’s cost of funds.

Lending Commitments

As of December 31, 2003, commitments under standby letters of credit and undisbursed loan commitments aggregated approximately $35,132,000.  This number includes all lines that have not been fully drawn and loan commitments in the same status.

Origination, Purchase and Sale of Loans

The Bank originates loans primarily in Hamilton County, Tennessee.  The Bank also originates loans in Marion, Sequatchie, and Bradley Counties in Tennessee, and Dade, Walker and Catoosa Counties in Georgia, each of which is contiguous to Hamilton County.  Loans are originated by ten loan officers who operate from the Bank’s offices in Chattanooga.  These loan officers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others.  The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices.

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

The Bank’s loan approval process is intended to be conservative but also responsive to customer needs.  Loans are approved in accordance with the Bank’s written loan policy, which provides for several tiers of approval authority, based on a borrower’s aggregate debt with the Bank.  Certain loan officers have the authority to approve loans of up to $ 150,000.  All other loan officers have the authority to approve secured loans of up to at least $ 25,000.  There is an Officers Loan Committee comprised of the senior officers of the Bank which must approve any loan that increases the borrower’s aggregate indebtedness above an individual officer’s limit, but that is not more than $ 1,000,000.  The Directors Loan Committee must approve all loans over $ 1,000,000 up to $ 2,000,000.   All loans above $2,000,000 up to the Bank’s legal lending limit must be approved by the Board of Directors of the Bank.  The Bank’s legal lending limit is 25% of the Bank’s qualifying equity for secured loans and 15% for unsecured loans.

The Bank has in the past purchased and sold commercial loan participations with correspondent banks and will continue the practice when management feels the action would be in the best interest of stockholders.  The purchase of loan participations allows the Bank to expand its loan portfolio and increase profitability while still maintaining the high credit standards, which are applied to all extensions of credit made by the Bank.  The sale of loan participations allows the Bank to make larger loans, which it otherwise would be unable to make due to capital or other funding considerations. As of the end December 31, 2003, the Bank had no purchased participation balance but had sold participations of $13.7 million.

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

The Bank also receives miscellaneous fee income from late payment charges, overdraft fees, property inspection fees, and miscellaneous services related to its existing loans.  For the year ended December 31, 2003, the Bank recognized origination, commitment and other loan fees totaling $1,015,099, which equaled 9.0% of the Company’s total interest income for the year.

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

The Bank’s loan portfolio is systematically reviewed by the Bank’s management, internal auditors, external auditors, and State and Federal regulators to ensure that the Bank’s larger loan relationships are being maintained within the loan policy guidelines, and remain properly underwritten.  Input from all the above sources is used by the Bank to take corrective actions as necessary.  As discussed below, each of the Bank’s loans is assigned a rating in accordance with the Bank’s internal loan rating system.  All past due loans are reviewed by the Bank’s senior lending officers and all past due loans over $25,000 are reviewed monthly by the Director’s Loan Committee.  All loans classified as substandard or doubtful, as well as any “special mention” loans (defined in the following paragraph), are placed on the Bank’s watch list and reviewed at least monthly by the Director’s Loan Committee.  In addition, all loans to a particular borrower are reviewed, regardless of classification, each time such borrower requests a renewal or extension of any loan or requests an additional loan.  All lines of credit are reviewed annually prior to renewal.  Such reviews include, but are not limited to, the ability of the borrower to repay the loan, a re-assessment of the borrower’s financial condition, the value of any collateral and the estimated potential loss to the Bank, if any.

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

The Bank attempts to sell real estate owned promptly after foreclosure, and it sold $240,000 of its real estate owned due to loan foreclosures during the year ended December 31, 2003.  The book value of real estate owned that was sold by the Bank during the year ended December 31, 2003 totaled  $240,000.  As of December 31, 2003, the Bank had $98,000 in value of real estate owned as a result of foreclosure.

The following table sets forth information regarding the Company’s delinquent and non-performing assets as of the dates indicated.

	At December 31,
(In thousands)	2003	2002
Accruing loans which are contractually past due 90 days or more:

Commercial, financial, and agricultural	0	0
Real estate - construction	0	0
Real estate - mortgage	0	0
Consumer	0	0

Total	0	0

Ratio of delinquent (30 days or more) but accruing loans to:

Total loans	0.20%	0.22%
Total assets	0.16%	0.17%

Non-accruing loans (90 days or more):

Commercial, financial, and agricultural	0	0
Real estate - construction	0	0
Real estate - mortgage	0	0
Consumer loans	0	48

Total	0	48

Real estate acquired through foreclosure	98	240

Property acquired through repossession	33	0

Total	131	288

Total loans	157,290	124,688

Ratio of non-performing assets to total loans	0.08%	0.23%

Allowance for Loan Losses

The allowance or reserve for possible loan losses is a means of absorbing future losses, which could be incurred from the current loan portfolio.  The Bank maintains an allowance for possible loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances.

The Bank maintains a general allowance equal to approximately 1.25% of the total principal amount of loans outstanding and management adjusts the general allowance monthly by charges or credits to income in response to changes in the outstanding loan balance.  Management also may establish specific loan loss allowances for specific loans after considering such factors as past delinquencies on the loan, the value of the underlying collateral and the size of the loan.  A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable.  Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance.  It is the opinion of the Bank’s management that the balance in the general allowance for loan losses as of December 31, 2003 is adequate to absorb possible losses from loans currently in the portfolio.

The following table summarizes the Company’s loan loss experience for the periods indicated.

	Years Ended December 31,
(In thousands)	2003	2002	2001	2000	1999

Average loans	141,586	107,676	90,860	80,526	69,643

Allowance for possible loan losses, beginning of the period	1,591	1,322	1,142	1,002	1,400

Charge-offs for the period:
Commercial, financial, and agricultural	223	423	129	267	1,014
Real estate - construction	0	0	45	0	0
Real estate - mortgage	6	12	169	209	111
Consumer	106	62	60	186	387

Total charge-offs	335	497	403	662	1,512

Recoveries for the period:
Commercial, financial, and agricultural	183	75	108	93	131
Real estate – construction	3	0	1	0	0
Real estate – mortgage	0	7	3	54	13
Consumer	24	27	36	95	115

Total recoveries	210	109	148	242	259

Net charge-offs for the period	125	388	255	420	1,253

Provision for loan losses	545	683	435	560	855

Adjustments	0	-26	0	0	0

Allowance for possible loan losses, end of the period	2,011	1,591	1,322	1,142	1,002

Ratio of allowance for loan losses to total average loans outstanding	1.42%	1.48%	1.46%	1.42%	1.44%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.36%	0.28%	0.52%	1.80%

In addition to the Bank’s loan rating system for problem assets described above (see Problem Loans, above), the Bank has established a loan rating system for all categories of loans which assists management and the Board of Directors in determining the adequacy of the Bank’s allowance for loan losses.  Each loan in the Bank’s portfolio is assigned a rating which is reviewed by management periodically to ensure its continued suitability.  An exception is made in the case of (i) monthly installment loans which are grouped together by delinquency status such as over 10, 30, 60, or 90 days past due and (ii) problem assets which are rated as substandard, doubtful, or loss as discussed above.  All other loans are assigned a rating of excellent, good, or average.  The total amount of loans in each of these loan rating categories is weighted by a factor that management believes reasonably reflects losses that can be anticipated with respect to loans in each of these categories.  Based on these weightings, the Bank’s management establishes an allowance for loan losses that is reviewed by its Board of Directors each month.

The following table sets forth the Company’s allocation of the allowance for loan losses as of December 31, 2003, and 2002.

	At December 31,
	2003		2002		2001
(In thousands) Balance at end of period applicable to	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial, financial, and agricultural	$840	26.94%	$537	22.48%	$388	19.58%
Real estate – construction	539	15.32%	524	16.46%	332	12.54%
Real estate – commercial	352	31.84%	245	22.72%	251	27.21%
Real estate – mortgage	139	22.39%	138	33.62%	200	34.97%
Consumer	141	3.51%	147	4.72%	151	5.70%

Total	$2,011	100.00%	$1,591	100.00%	$1,322	100.00%

	At December 31,
	2000		1999
(In thousands) Balance at end of period applicable to	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial, financial, and agricultural	$218	19.58%	$189	18.89%
Real estate – construction	135	11.80%	77	7.69%
Real estate – commercial	344	30.15%	303	30.21%
Real estate – mortgage	368	31.77%	345	34.44%
Consumer	77	6.70%	88	8.77%

Total	$1,142	100.00%	$1,002	100.00%

Investment Activities

Investment Policy

The objective of Cornerstone’s investment policy is to invest funds not otherwise needed to meet the loan demand of Cornerstone’s market area and to meet the following five objectives: Gap Management, Liquidity, Pledging, Return, and Local Community Support.  In doing so, Cornerstone uses the portfolio to provide structure and liquidity that the loan portfolio cannot.  The management investment committee balances the market risk and credit risks against the potential investment return, make investments compatible with the pledge requirements of Cornerstone’s deposit of public funds, maintain compliance with regulatory investment requirements, and assists the various public entities with their financing needs.  The management investment committee is authorized to execute security transactions for the investment portfolio based on the decisions of the Board of Directors Asset Liability Committee (ALCO).  All the investment transactions occurring since the previous ALCO meeting are reviewed by the ALCO at its next monthly meeting, in addition to the entire portfolio.  The investment policy allows portfolio holdings to include short-term securities purchased to provide Cornerstone’s needed liquidity and longer-term securities purchased to generate stable income for Cornerstone during periods of interest rate fluctuations.

The Company’s investment portfolio totaled $ 26.0 million or 13.0% of total assets at December 31, 2003.

The following table sets forth the carrying value of the Bank’s investments at the dates indicated.  Securities are held in both available for sale and held to maturity categories. Securities available for sale are carried at fair market value and securities held to maturity are held at their book value.

	At December 31,
(In thousands)	2003	2002	2001

Securities available for sale:
U.S. Government and agency obligations	11,088	10,277	13,007
Mortgage-backed and other securities	11,208	8,394	5,184
States & political subdivisions tax-exempt	1,453	1,438	914
Other Bonds & FHLB Stock	1,659	1,572	373

Total	25,408	21,681	19,478

Securities held to maturity:
U.S. Government and agency obligations	0	0	0
Mortgage-backed and other securities	641	1,025	2,197
States & political subdivisions tax-exempt	0	0	0

Total	641	1,025	2,197

Total Securities	26,049	22,706	21,675

The following table sets forth the book value of the Bank’s investments at December 31, 2003, the weighted average yields on the Bank’s investments at December 31, 2003 and the periods to maturity of the Bank’s investments from December 31, 2003.

	Periods to Maturity from December 31, 2003
	1 year or less		1 - 5 years		5 - 10 years		Over 10 years
(In thousands) Available for Sale:	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)

U. S. Treasuries	0	0.00%	0	0.00%	0	0.00%	0	0.00%
U. S. Government agencies	2,999	6.40%	6,978	4.05%	997	4.13%	0	0.00%
Mortgage backed securities (2)	2	5.70%	29	6.11%	6	9.41%	11,135	2.90%
Tax-exempt municipal bonds	0	0.00%	125	7.45%	424	6.18%	822	6.42%
Other bonds, notes, debentures, and securities	582	3.74%	1,036	4.80%	0	0.00%	0	0.00%

Total	3,583	5.97%	8,168	4.21%	1,427	4.76%	11,957	3.15%

Total Available for Sale	25,135	3.99%

	Periods to Maturity from December 31, 2003
	1 year or less		1 - 5 years		5 - 10 years		Over 10 years
(In thousands) Held to Maturity:	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)

U. S. Treasuries	0	0.00%	0	0.00%	0	0.00%	0	0.00%
U. S. Government agencies	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Mortgage backed securities (2)	3	6.10%	10	6.48%	49	6.71%	579	4.23%
Tax-exempt municipal bonds	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Other bonds, notes, debentures, and securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%

Total	3	6.10%	10	6.48%	49	6.71%	579	4.23%

Total Held to Maturity	641	4.46%

Total Securities	25,776	4.00%

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

The following tables set forth the composition of deposits for the Company, excluding accrued interest payable, by type for the years ended December 31, 2003 and December 31, 2002.

(In thousands)	2003	2002	2001

Demand deposits	$22,327	$20,586	$14,206
NOW accounts	28,514	19,485	21,152
Savings & Money market deposits	27,712	21,007	15,302
Time deposits under $100,000	58,535	50,505	47,851
Time deposits $100,000 and over	22,264	18,863	20,639

Total deposits	$159,352	$130,446	$119,150

The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

(In thousands)	2003		2002		2001

Demand deposits	$18,017		$14,607		12,263
NOW accounts	22,299	0.30%	20,148	1.12%	16,601	1.59%
Savings & Money market deposits	25,467	1.33%	18,515	1.76%	11,585	2.82%
Time deposits under $100,000	54,679	2.88%	45,936	3.65%	47,469	5.61%
Time deposits $100,000 and over	19,430	3.12%	19,223	3.80%	20,090	5.56%

Total deposits	$139,892	1.85%	$118,429	2.50%	$108,008	4.04%

Borrowings

The Bank joined the Federal Home Loan Bank of Cincinnati in October of 2000.  The Federal Home Loan Bank (FHLB) allows the Bank to borrow funds on a contractual basis many times at rates lower than the costs of local certificates of deposit.   In addition the FHLB has the ability to provide structured advances that best reduce or leverage the interest rate risk of the Bank.  The Bank as of the end of the year had $17 million outstanding with the FHLB. All the loans are from $2 to $4 million in size and are structured as ten year obligations with an optional conversion to a floating rate after a stated period of time.  The loans have maturities ranging from December 2010 to April 2013 and have conversion dates ranging from immediate to September 2007.  Interest rates ranges from 2.4% to 5.0%.  The Bank has several Federal Funds lines of credit available with correspondent banks with a total availability of $11 million as of the end of 2003.  In addition, the Bank has the right to borrow from the Federal Reserve Bank if necessary to supplement its supply of funds available for lending and to meet deposit withdrawal requirements.  As of December 31, 2003, the Company had established a line of credit of $2.5 million priced at 1 month LIBOR plus 150 basis points.  The loan was established to insert capital infusions to the Bank to fund growth or retire treasury stock, if any, as needed.   This line allows the Company to act as a source of strength for the Bank without the expense or dilution of additional common stock.  As of December 31, 2003 the Company had drawn $400,000 on the line and had used the funds to inject capital into the Bank.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts.  Other short-term liabilities, which do not qualify as a deposit, are Federal Funds purchased and securities under agreement to repurchase (REPO’s). Both are temporary solutions for liquidity as Federal Funds must be paid off at least once every 30 days and REPO’s must be collateralized by investment securities.  At year-end December 31, 2003, Cornerstone had no Federal Funds purchased and $6.1 million in REPO’s. Longer-term liabilities are limited to FHLB advances, which would be used to reduce interest rate risk, and Company loans used to repurchase common stock or finance any acquisition in the future.

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

Cornerstone’s liquidity target is measured by adding the Bank’s net cash, short term and marketable securities not pledged and dividing this number by total deposits and short-term liabilities not secured by assets pledged.  The approved liquidity policy is targeted at 10% and currently the Bank’s liquidity ratio is 12.2%.  Cornerstone is not subject to any specific liquidity requirements imposed by regulatory orders.  Cornerstone is subject to general FDIC guidelines, which do not require a minimum level of liquidity.  Management believes its liquidity ratios meet or exceed these guidelines.  Management does not know of any trends or demands, which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

The following table sets forth liquidity ratios for periods indicated:

	December 31, 2003	December 31, 2002
Average loans to average deposits	101.2%	90.9%

Impact of Inflation and Changing Prices.  The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of the financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation.  Management is concerned with two inflationary factors; the first and the most common is the general impact of inflation on operations of Cornerstone and is reflected in increased operating costs.  The other and most dangerous to the Bank’s profitability is interest rate adjustments by the Federal Reserve and the general fixed income market in reaction to inflation.  In other words, interest rate risk, unlike most industrial companies, substantially impacts the Company because virtually all of the assets and liabilities of Cornerstone are monetary in nature.  As a result, interest rates may have a more significant impact on Cornerstone’s performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services and each issue must be dealt with independently.

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

The following tables set forth the composition of the Bank’s capital at December 31, 2003 and 2002.

(In thousands)	December 31, 2003	December 31, 2002
Capital:	Amount	Amount
Tier I Capital:
Stockholders’ equity	14,759	12,390
Less Gain on AFS Securities	(181)	(281)
Plus loss of AFS Securities	—	—
Less disallowed intangibles	—	—
Total Tier I capital	14,578	12,109

Tier II capital:
Qualifying debt	—
Qualifying allowance for loan losses	2,011	1,530
Total Tier II capital	16,589	13,639
Total capital	16,589	13,639

Risk-adjusted assets	143,482	109,454
Average assets	175,720	141,049

Ratios:
Tier I capital to risk-adjusted assets	10.16%	11.06%
Tier II capital to risk-adjusted assets	11.56%	12.46%
Leverage – Tier I capital to average assets
Less disallowed intangibles	8.30%	8.58%

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

On December 31, 2003, Cornerstone exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.  There are no existing accounting pronouncements or guidance that is expected to be adopted by the Bank during 2004.  Further, there are no critical accounting policies applied that have alternative applications which would likely change the results of operations in a material amount.  Management of the Bank believes it has made the proper judgements about its selection of accounting policies.

ITEM 7.  FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included on page F-1 through F-32 of this Annual Report on Form 10-KSB:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended
December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity
for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Neither the Company nor the Bank had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

ITEM 8A.  CONTROLS AND PROCEDURES

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

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors and executive officers of the Company is set forth under the caption “Proposals - Election of Directors” on pages 3 through 4 of the Company’s 2004 Proxy Statement. Such information is incorporated into this report by reference.  Information relating to audit committee financial experts is set forth under the caption “Audit Committee Report – Identification of Members and Functions of Committee” on page 13 of the Company’s 2004 Proxy Statement.  Such information is incorporated into this report by reference.  Information relating to compliance with the reporting requirements of Section 16 (a) of the Securities Exchange Act of 1934, as amended, by the Company’s executive officers and directors, persons who own more than ten percent of the Company’s common stock and their affiliates who are required to comply with such reporting requirements is set forth under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance” on page 14 of the Company’s 2004 Proxy Statement.  Such information is incorporated into this report by reference.

The Company has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 10.  EXECUTIVE COMPENSATION

Information relating to director compensation is set forth under the caption “Information About the Board of Directors and its Committees – Compensation of Directors” on page 10 of the Company’s 2004 Proxy Statement, and information relating to executive compensation is set forth under the caption “Executive Compensation” on pages 6 through 8 of the Company’s 2004 Proxy Statement.  Such information is incorporated into this report by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to ownership of the Company’s common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” on pages 2 through 3 of the Company’s 2004 Proxy Statement.  Such information is incorporated into this report by reference.  Information relating to equity compensation plans is set forth under the caption “Executive Compensation – Equity Compensation Plan Information as of December 31, 2003 on page 8 of the Company’s 2004 Proxy Statement.  Such information is incorporated into this report by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain transactions between the Company, and its affiliates and certain other persons is set forth under the caption “Certain Relationships and Related Transactions” on page 14 of the Company’s 2004 Proxy Statement.  Such information is incorporated into this report by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

(1)           The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included on page F-1 through F-32 of this Annual Report on Form 10-KSB:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended
December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity
for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended
December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

All other financial statement schedules not listed are omitted because either they are not applicable, not required or the required information is included in the consolidated financial statements or the notes thereto.

(2)           The following documents are filed or incorporated herein by reference as exhibits to this report:

Exhibit No.	Description

3.1	Amended and Restated Charters of the registrant.
3.2	Amended and Restated Bylaws of the registrant.
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2 respectively.
10.1	Cornerstone Bancshares, Inc. Statutory and Nonstatutory Stock Option Plan (1).
10.2	Cornerstone Bancshares, Inc. 2004 Long-Term Incentive Plan (2).
10.3	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Plan (3).
10.4	Employment Agreement between Cornerstone Bancshares, Inc. and Gregory B. Jones (4) .
10.5	Employment Agreement between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes (5).
10.6	Employment Agreement between Cornerstone Bancshares, Inc. and Jerry D. Lee (6).
14	Code of Ethics.
21	Subsidiaries of the registrant.
31	Certifications of chief executive officer and chief financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

(1)	Incorporated by reference from Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(2)	Incorporated by reference from Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).

(3)	Incorporated by reference from Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(4)	Incorporated by reference from Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(5)	Incorporated by reference from Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(6)	Incorporated by reference from Exhibit 10.4 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).

(b)                   The following reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended December 31, 2003:

(1)                   Form 8-K filed on December 16, 2003, declaring $.10 cash dividend to shareholders of record.

(2)                   Form 8-K filed on October 17, 2003, reporting third quarter earnings

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is set forth under the caption “Audit Committee Report – Audit Fees” on page 13 of the Company’s 2004 Proxy Statement.  Such information is incorporated into this report by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC.

Date: March 22, 2004	By:	/s/ Gregory B. Jones
Gregory B. Jones
Chairman and Chief Executive Officer
(principal executive officer)

	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Chief Financial Officer
(principal financial officer and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2004.

Signature	Title

/s/ Gregory B. Jones	Chairman of the Board and Chief Executive Officer
Gregory B. Jones	and Director (principal executive officer)

/s/ Randy Brooks	Director
Randy Brooks

/s/ B. Kenneth Driver	Director
B. Kenneth Driver

/s/ Karl Fillauer	Director
Karl Fillauer

/s/ Nathaniel F. Hughes	President and Chief Financial Officer
Nathaniel F. Hughes	(principal financial officer and accounting officer) and
Director

/s/ Jerry D. Lee	Executive Vice President and Senior Lender
Jerry D. Lee	and Director

/s/ James H. Large	Director
James H. Large

/s/ Lawrence D. Levine	Director
Lawrence D. Levine

/s/ Russell W. Lloyd	Director
Russell W. Lloyd

/s/ Earl A. Marler, Jr.	Director
Earl A. Marler, Jr.

/s/ Doyce G. Payne	Director
Doyce G. Payne

/s/ Turner Smith	Director
Turner Smith

/s/ Billy O. Wiggins	Director
Billy O. Wiggins

/s/ Marsha Yessick	Director
Marsha Yessick

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Charters of the registrant.
3.2	Amended and Restated Bylaws of the registrant.
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2 respectively.
10.1	Cornerstone Bancshares, Inc. Statutory and Nonstatutory Stock Option Plan (1).
10.2	Cornerstone Bancshares, Inc. 2004 Long-Term Incentive Plan (2).
10.3	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Plan (3).
10.4	Employment Agreement between Cornerstone Bancshares, Inc. and Gregory B. Jones (4) .
10.5	Employment Agreement between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes (5).
10.6	Employment Agreement between Cornerstone Bancshares, Inc. and Jerry D. Lee (6).
14	Code of Ethics.
21	Subsidiaries of the registrant.
31	Certifications of chief executive officer and chief financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

(1)	Incorporated by reference from Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(2)	Incorporated by reference from Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(3)	Incorporated by reference from Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(4)	Incorporated by reference from Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(5)	Incorporated by reference from Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(6)	Incorporated by reference from Exhibit 10.4 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).

Report of Independent Certified Public Accountants

To the Stockholders and
Board of Directors

Cornerstone Bancshares, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee

January 16, 2004

CORNERSTONE BANCSHARES,  INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS

Cash and due from banks	$7,071,075	$4,928,080
Federal funds sold	3,060,000	460,000
Cash and cash equivalents	10,131,075	5,388,080

Securities available for sale	24,825,961	21,174,980
Securities held to maturity	640,651	1,024,726
Federal Home Loan Bank stock, at cost	582,300	506,100
Loans, net of allowance for loan losses	155,278,321	123,096,578
Bank premises and equipment, net	4,292,566	3,953,293
Accrued interest receivable	938,763	679,598
Goodwill	2,541,476	2,541,476
Other assets	1,765,604	1,537,390

Total assets	$200,996,717	$159,902,221

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$22,326,841	$20,585,758
Interest-bearing demand deposits	28,513,598	19,484,709
Savings deposits and money market accounts	27,712,339	21,007,269
Time deposits of $100,000 or more	22,264,211	18,863,337
Time deposits under $100,000	58,535,286	50,505,251

Total deposits	159,352,275	130,446,324

Accrued interest payable	102,163	121,270
Federal funds purchased and securities sold under agreements to repurchase	6,084,078	3,503,139
Federal Home Loan Bank advances and note payable	17,400,000	10,000,000
Other liabilities	1,154,700	684,738

Total liabilities	184,093,216	144,755,471

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock - $1.00 par value; 2,000,000 shares authorized; shares issued and outstanding - 1,243,167 in 2003 and 1,233,167 in 2002	1,243,167	1,233,167
Additional paid-in capital	12,183,868	12,093,868
Retained earnings	3,295,884	1,538,341
Accumulated other comprehensive income	180,582	281,374

Total stockholders' equity	16,903,501	15,146,750

Total liabilities and stockholders' equity	$200,996,717	$159,902,221

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES,  INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

INTEREST INCOME
Loans	$10,326,391	$8,544,465	$8,150,944
Securities and interest-bearing deposits in other banks	980,062	1,123,648	1,260,705
Federal funds sold	19,965	34,179	168,433

Total interest income	11,326,418	9,702,292	9,580,082

INTEREST EXPENSE
Time deposits of $100,000 or more	606,162	730,832	1,116,118
Other deposits	1,981,634	2,227,329	3,251,454
Federal funds purchased and securities sold under agreements to repurchase	54,947	26,939	61,795
Federal Home Loan Bank advances and note payable	568,056	323,540	112,738

Total interest expense	3,210,799	3,308,640	4,542,105

Net interest income before provision for loan losses	8,115,619	6,393,652	5,037,977

Provision for loan losses	545,000	683,434	435,000

Net interest income after provision for loan losses	7,570,619	5,710,218	4,602,977

NONINTEREST INCOME
Service charges	888,805	734,102	637,123
Other noninterest income	59,615	67,962	54,812
Net gains from sale of loans and securities	293,453	200,094	197,645

Total noninterest income	1,241,873	1,002,158	889,580

NONINTEREST EXPENSES
Salaries and employee benefits	3,325,470	2,630,544	2,236,728
Net occupancy and equipment expense	375,713	348,740	314,298
Other operating expenses	2,039,650	2,004,078	1,998,906

Total noninterest expenses	5,740,833	4,983,362	4,549,932

Income before income tax expense	3,071,659	1,729,014	942,625

Income tax expense	1,189,800	667,591	373,013

Net income	$1,881,859	$1,061,423	$569,612

EARNINGS PER COMMON SHARE
Basic	$1.52	$.86	$.47
Diluted	1.41	.83	.46

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES,  INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’  EQUITY

Years Ended December 31, 2003, 2002 and 2001

	Comprehensive Income	Total Stockholders’ Equity	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income

BALANCE, December 31, 2000		$12,518,161	$1,166,129	$11,322,276	$(92,694)	$122,450

Issuance of common stock		838,630	67,038	771,592	—	—

Comprehensive income:
Net income	$569,612	569,612	—	—	569,612	—

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	152,932	152,932	—	—	—	152,932

Total comprehensive income	$722,544

BALANCE, December 31, 2001		14,079,335	1,233,167	12,093,868	476,918	275,382

Comprehensive income:
Net income	$1,061,423	1,061,423	—	—	1,061,423	—

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	5,992	5,992	—	—	—	5,992

Total comprehensive income	$1,067,415

BALANCE, December 31, 2002		$15,146,750	$1,233,167	$12,093,868	$1,538,341	$281,374

	Comprehensive Income	Total Stockholders’ Equity	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income

BALANCE, December 31, 2002		$15,146,750	$1,233,167	$12,093,868	$1,538,341	$281,374

Issuance of common stock		100,000	10,000	90,000	—	—

Dividends - $.10 per share		(124,316)	—	—	(124,316)	—

Comprehensive income:
Net income	$1,881,859	1,881,859	—	—	1,881,859	—

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(100,792)	(100,792)	—	—	—	(100,792)

Total comprehensive income	$1,781,067

BALANCE, December 31, 2003		$16,903,501	$1,243,167	$12,183,868	$3,295,884	$180,582

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,881,859	$1,061,423	$569,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	390,383	278,372	399,045
Provision for loan losses	545,000	683,434	435,000
Gains on sales of securities and loans	(293,453)	(200,094)	(197,645)
Deferred income taxes	(272,751)	(54,873)	52,877
Changes in other operating assets and liabilities:
Net change in loans held for sale	2,486,457	1,308,199	115,471
Accrued interest receivable	(259,165)	74,995	94,546
Accrued interest payable	(19,107)	(87,573)	25,009
Other assets and liabilities	235,048	136,720	(92,586)

Net cash provided by operating activities	4,694,271	3,200,603	1,401,329

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	20,475,056	12,117,007	5,607,875
Securities held to maturity	386,892	1,167,259	1,797,499
Purchase of securities available for sale	(24,394,458)	(14,255,030)	(8,373,659)
Net increase in loans	(35,029,960)	(21,264,952)	(21,505,706)
Purchase of bank premises and equipment	(630,746)	(265,739)	(620,074)
Proceeds from sale of other real estate and other assets	255,050	342,504	611,748

Net cash used in investing activities	(38,938,166)	(22,158,951)	(22,482,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	28,905,951	11,297,034	17,899,391
Increase (decrease) in federal funds purchased and securities sold under repurchase agreements	2,580,939	(1,080,386)	1,439,233
Proceeds from Federal Home Loan Bank advances	7,000,000	6,000,000	2,000,000
Proceeds from note payable	400,000	—	—
Issuance of common stock	100,000	—	838,630

Net cash provided by financing activities	38,986,890	16,216,648	22,177,254

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,742,995	(2,741,700)	1,096,266

CASH AND CASH EQUIVALENTS, beginning of year	5,388,080	8,129,780	7,033,514

CASH AND CASH EQUIVALENTS, end of year	$10,131,075	$5,388,080	$8,129,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,229,906	$3,396,213	$4,517,096
Cash paid during the period for taxes	1,316,985	672,309	388,262

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$104,261	$195,787	$863,092
Transfer of other real estate to bank premises	—	230,019	—

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

Nature of operations and geographic concentration:

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

Goodwill:

Goodwill represents the excess of the cost of the Company’s 1997 purchase of the net assets of the Bank of East Ridge over the underlying book value of such net assets at the date of acquisition.  The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002, which requires that goodwill and other intangible assets deemed to have an indefinite life not be amortized.  Goodwill is tested annually for impairment.  If the carrying value of goodwill exceeds the fair value, a write-down is recorded.  No impairment loss was recognized during 2003 or 2002.

Through December 31, 2001, goodwill was amortized over 25 years using the straight-line method.  Amortization expense for the year ended December 31, 2001, amounted to $121,023, net of tax.  The pro forma effect on earnings per share (EPS) for 2001 would result in an increase in basic and diluted EPS of $.10.

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

The accrual of interest on real estate and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Installment loans and other personal loans are typically charged off no later than 120 days past due.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Stock-based compensation:

At December 31, 2003, the Company has two stock-based compensation plans, which are described fully in Note 13.  The company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans.  No stock-based employee compensation is reflected in net income as all options granted under these plans had an exercise price equal to or above the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

	2003	2002	2001

Net income, as reported	$1,881,859	$1,061,423	$569,612
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	(36,962)	(21,348)	(7,309)

Pro forma net income	$1,844,897	$1,040,075	$562,303

Earnings per share:
Basic-as reported	$1.52	$0.86	$0.47
Basic-pro forma	$1.49	$0.84	$0.46

Diluted-as reported	$1.41	$0.83	$0.46
Diluted-pro forma	$1.39	$0.81	$0.45

Advertising costs:

The company expenses all advertising costs as incurred.  Advertising expense was $33,146, $31,258, and $56,274 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 2.                      Securities

Securities have been classified in the balance sheet according to management’s intent as either securities held to maturity or securities available for sale.

The amortized cost and approximate market value of securities at December 31, 2003 and 2002, is as follows:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities available for sale:
U.S. Government agencies and corporations	$10,973,538	$114,438	$(184)	$11,087,792

State and municipal securities	1,371,059	82,500	—	1,453,559

Mortgage-backed securities	11,172,048	50,214	(14,646)	11,207,616

Corporate debt securities	1,035,706	41,288	—	1,076,994

	$24,552,351	$288,440	$(14,830)	$24,825,961

Securities held to maturity:
Mortgage-backed securities	$640,651	$9,042	$(1,614)	$648,079

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities available for sale:
U.S. Government agencies and corporations	$9,963,857	$312,203	$—	$10,276,060

State and municipal securities	1,372,263	65,883	—	1,438,146

Mortgage-backed securities	8,355,923	38,888	(602)	8,394,209

Corporate debt securities	1,056,613	9,952	—	1,066,565

	$20,748,656	$426,926	$(602)	$21,174,980

Securities held to maturity:
Mortgage-backed securities	$1,024,726	$19,279	$(1,722)	$1,042,283

At December 31, 2003 and 2002, securities with a carrying value of approximately $13,263,000 and $11,520,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

At December 31, 2003 and 2002, the carrying amount of securities pledged to secure repurchase agreements was approximately $4,901,000 and $2,625,000, respectively.

The amortized cost and estimated market value of securities at December 31, 2003, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value
Due in one year or less	$2,998,607	$3,038,203	$—	$—
Due from one year to five years	8,138,618	8,267,916	—	—
Due from five years to ten years	1,719,769	1,757,976	—	—
Due after ten years	523,309	554,250	—	—

	13,380,303	13,618,345	—	—

Mortgage-backed securities	11,172,048	11,207,616	640,651	648,079

	$24,552,351	$24,825,961	$640,651	$648,079

For the years ended December 31, 2003 and 2002, there were no sales of securities available for sale.  Proceeds from the sale of securities available for sale for the year ended December 31, 2001, amounted to $2,104,740.  The Bank had gross realized gains of $83,705, in 2001.  There were no gross realized losses in 2001.

Note 3.                      Loans and Allowance for Loan Losses

At December 31, 2003 and 2002, the Bank’s loans consist of the following (in thousands):

	2003	2002
Mortgage loans on real estate:
Residential 1-4 family	$14,821	$16,584
Residential multifamily (5 or more)	7,036	7,005
Commercial	56,527	41,926
Construction	24,081	20,517
Second mortgages	2,130	2,488
Equity lines of credit	4,198	2,254

	108,793	90,774

Commercial loans	42,420	28,034

Consumer installment loans:
Personal	5,821	5,643
Credit cards	255	237

	6,076	5,880

Total loans	157,289	124,688
Less: Allowance for loan losses	(2,011)	(1,591)

Loans, net	$155,278	$123,097

A summary of transactions in the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001, is as follows:

	2003	2002	2001

Balance, beginning of year	$1,591,152	$1,322,152	$1,141,869

Provision for loan losses	545,000	683,434	435,000
Loans charged-off	(334,884)	(497,070)	(403,417)
Recoveries of loans previously charged-off	210,061	82,636	148,700

Balance, end of year	$2,011,329	$1,591,152	$1,322,152

The Bank’s only significant concentration of credit at December 31, 2003, occurred in real estate loans which totaled approximately $108,906,000.  While real estate loans accounted for 69 percent of total loans, these loans were primarily residential development and construction loans, residential mortgage loans, and commercial loans secured by commercial properties.  Substantially all real estate loans are secured by properties located in Tennessee.

In the normal course of business, the Bank makes loans to executive officers and directors and their affiliates of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers.  Loans to executive officers, principal shareholders, and directors and their affiliates were approximately $750,000 and $1,004,000 at December 31, 2003 and 2002, respectively.

Impaired loans without a valuation allowance were insignificant in relation to the Bank’s loan portfolio at December 31, 2003 and 2002.

Interest income recognized on impaired loans was insignificant to total interest income on loans for each of the years ending December 31, 2003, 2002 and 2001.

Note 4.                      Bank Premises and Equipment

A summary of bank premises and equipment at December 31, 2003 and 2002, is as follows:

	2003	2002

Land	$1,685,568	$1,685,568
Buildings and improvements	2,225,759	2,081,352
Furniture, fixtures and equipment	1,865,498	1,395,267
	5,776,825	5,162,187
Accumulated depreciation	(1,484,259)	(1,208,894)

	$4,292,566	$3,953,293

Depreciation expense for the years ended December 31, 2003, 2002 and 2001, amounted to $288,637, $270,233 and $259,483, respectively.

Certain bank facilities and equipment are leased under various operating leases.  Total rent expense for the years ended December 31, 2003, 2002 and 2001, was $166,318, $141,729 and $113,571, respectively.

Future minimum rental commitments under noncancelable leases are as follows:

2004	$110,599
2005	43,180
2006	21,881
2007	8,722

Total	$184,382

Note 5.                      Time Deposits

At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004	$64,531,603
2005	10,288,834
2006	5,288,189
2007	121,099
2008	569,772

Total	$80,799,497

Note 6.                      Income Taxes

The Company files consolidated income tax returns with its subsidiary.  Under the terms of a tax-sharing agreement, the subsidiary’s allocated portion of the consolidated tax liability is computed as if it were reporting income and expenses to the Internal Revenue Service as a separate entity.

Income tax expense in the statements of income for the years ended December 31, 2003, 2002 and 2001, consists of the following:

	2003	2002	2001

Current tax expense	$1,462,551	$722,464	$320,136
Deferred tax expense (benefit) related to:
Provision for loan losses	(133,011)	(59,877)	(18,679)
Net operating loss carryforward	—	—	26,700
Deferred loan origination fees	(157,606)	(41,980)	(7,764)
Other	17,866	46,984	52,620

Income tax expense	$1,189,800	$667,591	$373,013

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory federal income tax rates.  The reasons for this difference are as follows:

	2003	2002	2001

Expected tax at statutory rates	$1,044,364	$587,865	$320,492
Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax benefit	131,774	74,175	37,328
Nondeductible amortization	—	—	45,989
Other	13,662	5,551	(30,796)

Income tax expense	$1,189,800	$667,591	$373,013

Deferred tax assets recognized for deductible temporary differences totaled approximately $868,908 at December 31, 2003 and $539,183 at December 31, 2002.  Deferred tax liabilities for taxable temporary differences totaled approximately $387,415 at December 31, 2003 and $439,931 at December 31, 2002.

Note 7.                      Federal Home Loan Bank Advances and Note Payable

The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide convertible fixed rate advances to the Bank in an amount up to $17,000,000.  All of the Bank’s loans secured by first mortgages on 1-4 family residential properties are pledged as collateral for these advances.

At December 31, 2003 and 2002, FHLB advances consist of the following:

	2003	2002

Long-term advance dated December 27, 2000, requiring monthly interest payments, fixed at 5.00% until conversion option is exercised, principal due in December 2010	$2,000,000	$2,000,000

Long-term advance dated November 1, 2001, requiring monthly interest payments, fixed at 3.94% until November 2006, principal due in November 2011	2,000,000	2,000,000

Long-term advance dated February 22, 2002, requiring monthly interest payments, fixed at 3.96% until February 2005, principal due in February 2012	2,000,000	2,000,000

	2003	2002
Long-term advance dated April 26, 2002, requiring monthly interest payments, fixed at 4.11% until April 2005, principal due in April 2012	$2,000,000	$2,000,000

Long-term advance dated September 13, 2002, requiring monthly interest payments, fixed at 3.51% until September 2007, principal due in September 2012	2,000,000	2,000,000

Long-term advance dated January 17, 2003, requiring monthly interest payments, fixed at 2.61% until January 2006, principal due in January 2013	4,000,000	—

Long-term advance dated April 25, 2003, requiring monthly interest payments, fixed at 2.41% until April 2006, principal due in April 2013	3,000,000	—

	$17,000,000	$10,000,000

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

During 2002, the Company established a $2,500,000 line of credit with a bank that is secured by a pledge of the Bank’s common stock and bears interest at 1.50% above the one month LIBOR, due in quarterly installments.  The total borrowings on the line of credit amounted to $400,000 at December 31, 2003.  The line of credit and the outstanding payable balance mature on February 28, 2004.

Note 8.                      Employee Benefit Plan

The Bank has a 401(k) employee benefit plan covering substantially all employees who have completed at least 30 days of service and met minimum age requirements.  The Bank’s contribution to the plan is discretionary and was $104,737 for 2003, $37,084 for 2002 and $14,752 for 2001.

Note 9.                      Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet.  At December 31, 2003 and 2002, commitments under standby letters of credit and undisbursed loan commitments aggregated $35,132,000 and $18,356,000, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Bank incurred an insignificant loss on its commitments during 2003.  During 2002 and 2001, the Bank was not required to perform on any financial guarantees and did not incur any losses on its commitments.

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

Federal Home Loan Bank stock:

The carrying amount of Federal Home Loan Bank stock approximates fair value based on the stock redemption provisions of the Federal Home Loan Bank.

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

Federal Home Loan Bank advances and note payable:

The carrying amounts of the FHLB advances and the note payable approximate their fair value.

Commitments to extend credit, letters of credit and lines of credit:

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2003 and 2002, are as follows (in thousands):

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets:
Cash and due from banks	$7,071	$7,071	$4,928	$4,928
Federal funds sold	3,060	3,060	460	460
Securities	25,467	25,474	22,200	22,217
Federal Home Loan Bank stock	582	582	506	506
Net loans	155,278	156,378	123,097	128,087

Liabilities:
Noninterest-bearing demand deposits	$22,327	$22,327	$20,586	$20,586
Interest-bearing demand deposits	28,514	28,514	19,485	19,485
Savings deposits and money market accounts	27,712	27,712	21,007	21,007
Time deposits	80,799	82,135	69,369	70,684
Federal funds purchased and securities sold under agreements to repurchase	6,084	6,084	3,503	3,503
Federal Home Loan Bank advances and note payable	17,400	17,400	10,000	10,000

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—
Letters of credit	—	—	—	—
Lines of credit	—	—	—	—

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

Note 13.                Stock Option Plans

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

The option price was $10.00 per share which was the estimated fair value of the stock at the June 30, 1996, grant date.  The options expire ten years from the date of grant and were fully vested at the grant date.  On October 15, 1997, the Bank stock options were converted to Company stock options.  A summary of the status of this plan is presented as follows:

	Outstanding Options
	Number	Weighted Average Exercise Price

Outstanding, December 31, 2000	130,000	$10.00

Outstanding, December 31, 2001	130,000	10.00

Outstanding, December 31, 2002	130,000	10.00
Options exercised	(10,000)	10.00

Outstanding, December 31, 2003	120,000	10.00

Note 13.                Stock Options Plans (continued)

The Company also has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase up to 355,000 shares of the Company’s common stock.  The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant.  The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant.  The stock options vest at 30 percent on the second and third anniversary of the grant date and 40 percent on the fourth anniversary.  The options expire ten years from the grant date and the weighted-average remaining contractual life of outstanding stock options was 7.5 years.  A summary of the status of this plan is presented below:

	Outstanding Options		Exercisable Options
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding, December 31, 2000	36,200	$13.92	—	$—
Options which became exercisable	—	—	4,950	15.00
Options granted	18,800	13.00	—	—

Outstanding, December 31, 2001	55,000	13.60	4,950	15.00
Options granted	25,000	14.50	—	—
Options forfeited	(500)	14.50	—	—
Options which became exercisable	—	—	10,860	13.91

Outstanding, December 31, 2002	79,500	13.87	15,810	14.25
Options granted	29,250	14.50	—	—
Options which became exercisable	—	—	18,150	13.73

Outstanding, December 31, 2003	108,750	14.04	33,960	13.97

The weighted-average fair value per share of options granted during the year was $3.50, $3.86, and $3.79 for the years ended December 31, 2003, 2002 and 2001, respectively.  At December 31, 2003, the range of exercise prices of outstanding options issued was $13-$15.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2003	2002	2001

Dividend yield	0.00%	0.00%	0.00%
Expected life	6.9 years	6.9 years	6.9 years
Expected volatility	10.00%	10.00%	10.00%
Risk-free interest rate	3.62%	4.19%	4.77%

Note 14.                Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Tennessee Department of Financial Institutions and the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s prompt corrective action category for bank capital.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.  Dollar amounts are presented in thousands.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio

As of December 31, 2003
Total capital to risk-weighted assets:
Consolidated	$16,192	11.3%	$11,479	8.0%
Cornerstone Community Bank	16,589	11.6%	11,479	8.0%

Tier I capital to risk-weighted assets:
Consolidated	14,181	9.9%	5,739	4.0%
Cornerstone Community Bank	14,578	10.2%	5,739	4.0%

Tier I capital to average assets:
Consolidated	14,181	8.1%	7,036	4.0%
Cornerstone Community Bank	14,578	8.3%	7,029	4.0%

Note 14.                Regulatory Matters (continued)

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio

As of December 31, 2002
Total capital to risk-weighted assets:
Consolidated	$13,852	12.7%	$8,756	8.0%
Cornerstone Community Bank	13,637	12.5%	8,756	8.0%

Tier I capital to risk-weighted assets:
Consolidated	12,324	11.3%	4,378	4.0%
Cornerstone Community Bank	12,109	11.1%	4,378	4.0%

Tier I capital to average assets:
Consolidated	12,324	8.7%	5,651	4.0%
Cornerstone Community Bank	12,109	8.6%	5,642	4.0%

Note 15.                Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale.  A summary of other comprehensive income and the related tax effects for the years ended December 31, 2003, 2002 and 2001, is as follows:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Year ended December 31, 2003:
Unrealized holding gains and losses arising during the period	$(152,714)	$51,922	$(100,792)

Less reclassification adjustment for gains realized in net income	—	—	—

	$(152,714)	$51,922	$(100,792)

Year ended December 31, 2002:
Unrealized holding gains and losses arising during the period	$9,078	$(3,086)	$5,992

Less reclassification adjustment for gains realized in net income	—	—	—

	$9,078	$(3,086)	$5,992

Note 15.                Other Comprehensive Income (continued)

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Year ended December 31, 2001:
Unrealized holding gains and losses arising during the period	$330,374	$(125,541)	$204,833

Less reclassification adjustment for gains realized in net income	83,705	(31,804)	51,901

	$246,669	$(93,737)	$152,932

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

Potential common shares that may be issued by the Company relate to outstanding stock options, determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	2003	2002	2001

Net income	$1,881,859	$1,061,423	$569,612
Less: Preferred stock dividends	—	—	—

Net income applicable to common stock	$1,881,859	$1,061,423	$569,612

Average number of common shares outstanding	1,239,578	1,233,167	1,219,729
Effect of dilutive stock options	92,381	44,328	30,000

Average number of common shares outstanding used to calculate diluted earnings per common share	1,331,959	1,277,495	1,249,729

Note 17.                Adoption of Recently Issued Statements of Financial Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the provisions for the disposal of a segment of a business in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  This statement requires that long-lived assets to be disposed of by sale be measured at the lower of its carrying amount or fair value less cost to sell, and recognition of impairment losses on long-lived assets to be held if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows and exceeds its fair value.  Additionally, Statement of Financial Accounting Standards No. 144 resolved various implementation issues related to Statement of Financial Accounting Standards No. 121.  The provisions of Statement of Financial Accounting Standards No. 144 were adopted on July 1, 2002, and had no effect on the Company’s consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement eliminates Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt” as amended by Statement of Financial Accounting Standards No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  As a result, gains and losses from extinguishment of debt are required to be classified as extraordinary items if they meet the definition of unusual and infrequent as prescribed in Accounting Principles Board Opinion No. 30.  Additionally, Statement of Financial Accounting Standards No. 145 amends Statement of Financial Accounting Standards No. 13, “Accounting for Leases” to require that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement of Financial Accounting Standards No. 145 addresses a number of additional issues that were not substantive in nature.  The provisions of this statement are effective at various dates in 2002 and 2003 and are not expected to have a material impact on the Company’s consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is probable and represents obligations to transfer assets or provide services as a result of past transactions.  The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002, and its adoption did not have a material impact on the Company’s consolidated financial statements.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.”  This statement removes acquisitions of financial institutions from the scope of both Statement of Financial Accounting Standards No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” As a result, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of assets acquired as an unidentifiable intangible asset (SFAS No. 72 goodwill) no longer applies to acquisitions within the scope of the statement.  Adoption of this standard had no material effect on the Company’s consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company will continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock-Based Compensation”, for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair value based method had been applied in measuring compensation costs.  These disclosures have been included in Note 1.  In addition, the Company is awaiting further guidance that may result from current FASB stock compensation projects and will continue to evaluate any developments concerning mandated, as opposed to optional, fair value based expense recognition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  Adoption of this Standard had no material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Standard had no material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Interpretation expands on the accounting guidance of SFAS No. 5, “Accounting for Contingencies,” SFAS No. 57, “Related Party Disclosures,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  It also incorporates without change the provisions of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is superseded.  The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements in this Interpretation were effective for periods ending after December 15, 2002.  Adoption of this Standard did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued revised Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties.  This Interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both.  This Interpretation was effective for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date.  This Interpretation is effective in the first fiscal year or interim period beginning after March 15, 2004, for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted. Adoption of this Standard did not have a material effect on the Company’s consolidated financial statements.

Note 18.                Quarterly Data (unaudited)

	Years Ended December 31,
	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$2,979,131	$2,903,290	$2,804,023	$2,639,974	$2,593,733	$2,455,479	$2,357,465	$2,295,615
Interest expense	796,769	796,562	805,337	812,131	827,447	807,052	803,911	870,230

Net interest income, before provision for loan losses	2,182,362	2,106,728	1,998,686	1,827,843	1,766,286	1,648,427	1,553,554	1,425,385

Provision for loan losses	135,000	255,000	50,000	105,000	263,434	150,000	155,000	115,000

Net interest income, after provision for loan losses	2,047,362	1,851,728	1,948,686	1,722,843	1,502,852	1,498,427	1,398,554	1,310,385

Noninterest income	307,544	359,650	289,168	285,511	285,659	235,448	257,304	223,747
Noninterest expenses	1,549,539	1,412,457	1,425,145	1,353,692	1,311,156	1,290,381	1,200,568	1,181,257

Income before income taxes	805,367	798,921	812,709	654,662	477,355	443,494	455,290	352,875
Income tax expense	317,000	307,650	312,500	252,650	168,792	177,800	180,999	140,000

Net income	$488,367	$491,271	$500,209	$402,012	$308,563	$265,694	$274,291	$212,875

Earnings per common share:
Basic	$0.39	$0.40	$0.40	$0.33	$0.25	$0.22	$0.22	$0.17
Diluted	$0.36	$0.37	$0.37	$0.31	$0.23	$0.21	$0.22	$0.17

Note 19.                Condensed Parent Information

	2003	2002

BALANCE SHEETS

ASSETS
Cash	$192,124	$270,226
Investment in subsidiary	14,759,049	12,390,325
Goodwill	2,541,476	2,541,476
Other assets	5,869	—

Total assets	$17,498,518	$15,202,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$400,000	$—
Other liabilities	195,017	55,277

Total liabilities	595,017	55,277

Stockholders’ equity	16,903,501	15,146,750

Total liabilities and stockholders’ equity	$17,498,518	$15,202,027

STATEMENTS OF INCOME

INCOME	$—	$—

EXPENSES
Interest expense on note payable	5,540	—
Other operating expenses	133,317	154,260

Loss before equity in undistributed earnings of subsidiary	(138,857)	(154,260)

Equity in undistributed earnings of subsidiary	1,969,516	1,160,296

Income tax benefit	51,200	55,387

Net income	$1,881,859	$1,061,423

	2003	2002

STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,881,859	$1,061,423
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(1,969,516)	(1,160,296)
Other	9,555	56,501

Net cash used in operating activities	(78,102)	(42,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to subsidiary	(500,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	400,000	—
Issuance of common stock	100,000	—

Net cash provided by financing activities	500,000	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(78,102)	(42,372)

CASH AND CASH EQUIVALENTS, beginning of year	270,226	312,598

CASH AND CASH EQUIVALENTS, end of year	$192,124	$270,226

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on note payable	$3,522	$—
Income taxes	1,316,985	672,309