Form 10-Q
period 2004-03-31
CORNERSTONE BANCSHARES INC
filed 2004-05-14
CIK 1038773

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on March 31, 2004 was approximately $27,981,383.  There were 1,243,617 shares of Common Stock outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format (check one) :

Yes ☐	No ☒

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CORNERSTONE BANCSHARES, INC.

PRESENTATION OF FINANCIAL INFORMATION

The 2004 financial information in this report has not been audited.  The information included herein should be read in conjunction with the notes to the consolidated financial statements included in the 2003 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone Bancshares, Inc. (“Cornerstone”) in March 2004.  The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

Consolidation

The accompanying consolidated financial statements include the accounts of Cornerstone and its subsidiary Cornerstone Community Bank (the “Bank”).

Substantially all intercompany transactions, profits and balances have been eliminated.

Accounting Policies

During interim periods, Cornerstone follows the accounting policies set forth in its 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. Since December 31, 2003, there have been no changes in any accounting principles or practices, or in the method of applying any such principles or practices.

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

CONSOLIDATED BALANCE SHEET

	Unaudited		Unaudited
	March 31, 2004	December 31, 2003	March 31, 2003

ASSETS
Cash and due from banks	$4,970,773	$7,071,075	$4,616,885
Due from banks time deposits	—	—	—
Federal funds sold	1,705,000	3,060,000	1,400,000
Investment securities available for sale	22,581,474	24,825,961	27,431,351
Investment securities held to maturity	583,527	640,651	914,160
Federal Home Loan Bank stock	675,900	582,300	511,800
Loans, less allowance for loan loss	167,233,011	155,278,321	128,587,738
Premises and equipment, net	4,858,170	4,292,566	3,913,296
Accrued interest receivable	854,661	938,763	792,109
Excess cost over fair value of assets acquired	2,541,476	2,541,476	2,541,476
Other assets	1,654,628	1,765,604	1,562,426

Total assets	$207,658,620	$200,996,717	$172,271,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-bearing	$27,360,070	$22,326,841	$18,652,731
NOW accounts	25,964,903	28,513,598	23,673,583
Savings deposits and money market accounts	31,191,877	27,712,339	25,792,789
Time deposits of $100,000 or more	22,206,569	22,264,211	19,686,146
Time deposits of less than $100,000	56,643,884	58,535,286	52,812,799
Total deposits	163,367,303	159,352,275	140,618,048
Federal funds purchased and securites sold under agreement to repurchase	3,108,218	6,084,078	1,045,745
Federal Home Loan Bank advance and note payable	22,400,000	17,400,000	14,000,000
Accrued interest payable	97,211	102,163	123,105
Other liabilities	1,222,992	1,154,700	989,144

Total Liabilities	190,195,724	184,093,216	156,776,042

Stockholders’ Equity
Common stock	1,243,617	1,243,167	1,233,167
Additional paid-in capital	12,193,318	12,183,868	12,093,868
Retained Earnings	3,819,230	3,295,884	1,940,354
Accumulated other comprehensive income	206,731	180,582	227,810

Total Stockholders’ Equity	17,462,896	16,903,501	15,495,199

Total liabilities and stockholders equity	$207,658,620	$200,996,717	$172,271,241

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three months ended March 31,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$2,844,788	$2,385,208
Interest on investment securities	231,109	236,100
Interest on federal funds sold	1,571	13,486
Interest on other earning assets	428	5,180
Total interest income	3,077,896	2,639,974

INTEREST EXPENSE
Now accounts	23,588	18,873
Money market accounts	82,953	68,237
Savings accounts	9,033	16,431
Time deposits of less than $100,000	373,840	417,336
Time deposits of $100,000 or more	138,303	160,740
Federal funds purchased	4,286	4,399
Securities sold under agreements to repurchase	3,515	4,041
Federal Home Loan Bank Advance	169,197	122,075
Other Borrowings	2,742	—
Total interest expense	807,457	812,131

Net interest income before the provision for loan losses	2,270,439	1,827,843
Provision for loan losses	160,000	105,000
Net interest income after the provision for loan losses	2,110,439	1,722,843

NONINTEREST INCOME
Service charges on deposit accounts	165,403	145,504
Net securities gains (losses)	—	—
Other income	182,212	140,007
Total noninterest income	347,615	285,511

NONINTEREST EXPENSE
Salaries and employee benefits	910,709	744,041
Occupancy and equipment expense	233,126	163,050
Other operating expense	460,373	446,601
Total noninterest expense	1,604,208	1,353,692

Income before provision for income taxes	853,846	654,662
Provision for income taxes	330,500	252,649

NET INCOME	$523,346	$402,013

Basic net income per common share	$0.42	$0.32
Diluted net income per common share	0.39	0.32
Dividends declared per common share	—	—

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31

	2004	2003

Cash flows from operating activities:
Net income	$523,346	$402,013
Adjustments to reconcile net income to net cash provided by operating actvities:
Provision for loan losses	$160,000	$105,000
Net Charge-offs	(57,399)	(4,614)
Depreciation and amortization	86,408	82,527
Accrued interest receivable	84,102	(112,511)
Accrued interest payable	(4,952)	1,835
Changes in other assets and liabilities	179,268	279,370
Net cash provided by (used in) operating activities	970,773	753,618

Cash flows from investing activities:
Purchase of investment securities: AFS	(1,412,145)	(10,181,233)
Purchase of investment securities: HTM	—	—
Proceeds from security transactions: AFS	3,599,446	3,860,104
Proceeds from security transactions: HTM	56,744	110,074
Purchase of due from banks time deposits	—	—
Net increase in loans	(12,057,291)	(5,591,546)
Purchase of bank premises and equipment	(661,897)	(36,543)
Net cash provided by (used in) investing activities	(10,475,143)	(11,839,144)

Cash flows from financing activities:
Net increase in deposits	4,015,028	10,171,724
Net increase in securities sold under agreements to repurchase	(2,975,860)	(2,457,394)
Net increase of FHLB advances	5,000,000	4,000,000
Issuance of common stock	9,900	—
Net cash provided by (used in) financing activities	6,049,068	11,714,330

Net increase (decrease) in cash and cash equivalents	(3,455,301)	628,805

Cash and cash equivalents beginning of period	10,131,075	5,388,080
Cash and cash equivalents end of period	$6,675,773	$6,016,885

Cornerstone Bancshares, Inc and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity

March 31, 2004

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

BALANCE, December 31, 2003		1,243,167	12,183,868	3,295,884	180,582	16,903,501

Redemption of Common Stock		—	—			—

Issuance of Common Stock		450.00	9,450.00			9,900.00

Comprehensive Income:

Net Income	523,346			523,346		523,346

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	26,149				26,149	26,149

Total comprehensive income	469,782

BALANCE, March 31, 2004		1,243,617	12,193,318	3,819,230	206,731	17,462,896

Item 2.                                                           Management’s Discussion and Analysis or Plan of Operation.

Overview

Cornerstone Bancshares, Inc. (“Cornerstone”) ended the first three months of 2004 with total assets of $208 million, a 3.3% increase from December 31, 2003 and a 20.5% increase from March 31, 2003.  Cornerstone reported net income the for three months ending March 31, 2004 of $523,346, or $0.42 basic earnings per share, compared to $402,013, or $0.32 basic earnings per share, for the same period in 2003.  The increase in earnings represents a 30.2% increase from the first three months of 2003 compared to the first three months of 2004.

The increase in net income from the first three months of 2004 to the first three months of 2003 is due primarily to one factor.  The Bank’s net-interest income increased $443 thousand or 24.2% over the same period in 2003.  The Bank accomplished this by increasing the total average earning assets of the Bank by $34.3 million or 22.3% over the first quarter of 2003, while only increasing average non-earning assets by $1.8 million or 14.3% compared with the first quarter of 2003.  In addition, the Bank’s ability to collect loan fees and sell loans while maintaining servicing fees increased non-interest income and offset generally low market rates.  This additional income helped the Bank to be ranked at the 91st percentile in an interest income comparison of our peer banks.  Concurrently, the Bank was able to increase its deposits as well as use alternative sources of funds to improve the Bank’s interest rate risk exposure while decreasing the overall cost of funds.  Interest expense decreased $4 thousand for the first three months of 2004 compared to the same period in 2003.  This reduction was the result of an increase in the percentage of transaction accounts in relationship to total deposits.  Average transaction accounts represented 64.7% of average total deposits during the first quarter of 2004 compared with 52.4% during the first quarter of 2003.  These accounts are less expensive for the Bank and allowed the Bank to grow average total deposits 16.8% while reducing actual interest expense.  The Bank took advantage of attractive non-traditional funding sources during the first quarter of 2004.  Cornerstone increased its Federal Home Loan Bank borrowings by $5 million and selected longer-term maturities to reduce the Bank’s general interest rate risk.  In addition, the Bank actively used its federal funds lines of credit as an inexpensive source of funds.  The Bank expects to raise additional deposits to fund future loan and investment securities growth and anticipates deposit growth in both transaction deposits and certificates of deposit during the second and third quarters of 2004.  Non-interest income increased 21.6% for the first three months of 2004 compared with the same period in 2003.  This increase was broad based, but had a large contribution from the electronic payments activity sponsored by the Bank.  On the qualitative side, the Bank improved its asset quality, which is quantified by the Bank’s below peer bank average of past due loans to net loans ratio of 0.17% and a below peer bank average non-performing asset ratio of 0.03%.  This was accomplished in a time period during which regional banks struggled to maintain net interest margin and had a general deterioration of loan quality.  For the first three months of 2004, the Bank’s net interest margin was 4.92% compared with 4.82% for the same time period in 2003.  The Bank’s management expects the Bank’s net interest margin to decrease slightly over the remainder of 2004.  The Board firmly believes that the earnings estimate of $2,341,000 for net income in 2004 and expected earnings per share to $1.88 basic earnings per share are achievable.  This would represent a 24% increase of basic earnings per share and the Company believes that it is a reasonable expectation of earnings given the Bank’s growth in the Chattanooga MSA.

During the first quarter of 2004, the Bank saw exceptional loan growth with normal deposit growth with the exception of the Bank’s non-interest bearing demand deposits, which also saw exceptional growth.  The loan growth was mostly concentrated in commercial real estate and one to four family residential construction loans.  One other area of interest related to loan growth was the Bank’s continued growth of asset based lending and related services.  The Bank was able to add more customers to accounts receivable and inventory borrowing and lock box services and due to the nature of the business line, the loans and depository accounts should be long-term relationships.  The Bank continues to sell electronic business services such as merchant card processing, payroll card, stored value card, and ACH origination processing, all of which help increase the Bank’s non-interest income and diversifies the Bank’s revenue.  Management believes this area has the brightest outlook for future revenue growth within the Federal Reserve’s permissible activities.  The Bank hired two relationship managers in February, one of whom will operate in the Ooltewah area and it is intended that the second will improve the Bank’s commercial lending capability in the Hixson area.  Attracting talented employees is key to the Bank’s success and has been and will continue to be management’s top priority for the foreseeable future.  The Ooltewah branch nears completion and should be completed in mid-May and be operational in early June.  The branch plans to have a grand opening with an appropriate marketing effort in August or September.  This branch opening brings the total number of branches to five.

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

Financial Condition

Earning Assets. Average earning assets for the three months ending March 31, 2004, increased by $34.3 million or 22.8% compared to the three months ending March 31, 2003, while actual earning assets increased $33.9 million or 21.4% during the same period. The average and actual balance increases were due to strong loan demand throughout 2003 and the first three months of 2004.  Average earning assets would have been larger if Management allowed the investment portfolio to grow proportionally, but due to an unfavorable investment risk versus return relationship the investment portfolio was maintained at the minimum amount needed to satisfy pledging requirements and liquidity needs.  Management expects average earning assets to grow at a slower pace during the remainder of 2004.

Loan Portfolio. The Bank’s average loans for the first three months of 2004 were $163 million, an increase of $35.5 million or 27.9% compared to the first three months of 2003, while actual balances increased to $169.3 million, an increase of 30.0% above the $130.3 million in loans as of March 31, 2003.  Management anticipates slower loan growth for the remainder of the year in both average and actual balances.

Investment Portfolio.  The Bank’s average investment securities portfolio increased by 12.8% or $2.8 million for the three months ending March 31, 2004 compared to the three months ending March 31, 2003, while actual balances decreased $5.0 million, a decrease of 18.2%.  The decrease is a result of strong loan growth and unusually low interest rates.  The low interest rates have caused the Bank to be very cautious and consequently, the Bank closely monitors the risk versus return of each security purchase.  It is the Bank’s opinion that rates will increase in the near future and the Bank will retain its cautious position until the risk of interest rate increases diminishes.  The Bank is maintaining approximately $10 million in Agency CMO LIBOR floating rate securities which will protect the Bank from sudden increases in short term rates.  These investments adjust every thirty days and are tied to the 30-day LIBOR index plus a spread (typically 130 basis points), which acts as a leading indicator to rate increases or decreases.  The Bank expects to maintain an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value.  Investment objectives include, in order of priority, gap management, liquidity, pledging, return, and local community support.  The Bank maintains two classifications of investment securities: “Held to Maturity” (HTM) and “Available for Sale” (AFS).  The “Available for Sale” securities are carried at fair market value, whereas “Held to Maturity” securities are carried at book value. As of March 31, 2004, net unrealized gains in the “Available for Sale” portfolio amounted to $313,229, a 1.4% increase in value.

Deposits. The Bank’s average deposits increased by $24.9 million or 18.8% for the three-month period ending March 31, 2004 compared to the same period ending March 31, 2003, while actual deposit balances increased by $22.7 million or 16.2%.  The actual deposit growth was concentrated in non-interest bearing transaction accounts and money market accounts.  The checking account growth is a direct result of relationship building with small businesses while the money market account growth is tied to the premium rate paid to attract new money to the Bank.  Management intends to focus its efforts on attracting core deposits and expects both transaction accounts and certificates of deposit to increase over the remainder of 2004 as loan growth continues. The Bank intends to maintain as one of its highest priorities the continued solicitation of transaction accounts from new and existing customers, which should provide the Bank with an increased net interest margin.

Other Liabilities.  As of the end of the first quarter of 2004 the Bank had $22 million of Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings and the ability to borrow another $15 million.  The borrowings are designed with a maturity of 10 years with call and put options after a stated conversion date.  During the first quarter of 2004, the Bank borrowed $5 million with a three-year conversion date and an interest rate of 2.50% bringing the total Bank borrowings to $22 million. Management believes that FHLB borrowings provide an inexpensive method to reduce interest rate risks by obtaining longer term liabilities to match the typically longer term assets the Bank has on its balance sheet that are usually below the cost of certificates of deposit.  Cornerstone increased its guidance line with Fifth Third Bank to $5 million to give the company the ability to fund future capital needs in the Bank and take advantage of any opportunities for investment at the holding company.  The company presently has $400 thousand outstanding on the line of credit, which was used to inject capital into the Bank during the second quarter of 2003.  The injection was needed to maintain an 8.0% capital leverage ratio, which the regulators consider appropriate, given the size of the Bank.  The loan is priced at 30-day LIBOR index plus 150 basis points, which as of March 31 was 2.6%.  Cornerstone will either pay off the loan with dividends from the Bank or will issue stock to pay off the loan.

Capital Resources.  Average stockholders’ equity increased by $1.9 million or 12.4% to $17.3 million for the three months ending March 31, 2004 compared with $15.4 million during the three months ending March 31, 2003.  Actual equity increased by $1.9 million or 12.7% from March 31, 2003 to March 31, 2004.  This increase was primarily due to net income.

CONSOLIDATED AVERAGE BALANCE SHEET

INTEREST INCOME / EXPENSE AND YIELD / RATES

Taxable equivalent basis

(in thousands)

	Three months ended March 31,
	2004			2003
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate

Assets

Loans, net of unearned income	162,761	2,845	7.09%	127,171	2,385	7.61%
Investment securities	24,761	231	3.96%	21,951	241	4.46%
Other earning assets	648	2	1.25%	4,776	13	1.10%
Total earning assets	188,170	3,078	6.66%	153,898	2,640	6.96%
Allowance for loan losses	(2,073)			(1,624)
Cash and other assets	14,343			12,533
TOTAL ASSETS	200,440			164,807

Liabilities and Stockholders’ Equity

Interest bearing liabilities:
Interest bearing demand deposits	26,352	24	0.37%	20,741	19	0.37%
Savings deposits	29,328	92	1.27%	23,468	84	1.45%
Time deposits	57,341	374	2.65%	52,467	417	3.23%
Time deposits of $100,000 or more	22,266	138	2.51%	19,100	161	3.42%
Federal funds and securities sold under agreements to repurchase	3,451	11	1.29%	2,808	8	1.16%
Other borrowings	21,178	169	3.24%	13,289	122	3.74%
Total interest bearing liabilities	159,916	808	2.08%	131,873	812	2.50%
Net interest spread		2,270			1,828
Noninterest bearing demand deposits	21,898			16,486
Accrued expenses and other liabilities	1,342			1,065
Stockholders’ equity	17,284			15,383
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	200,440			164,807

Net interest margin on earning assets			4.92%			4.82%

Net interest spread on earning assets			4.58%			4.46%

Results of Operations – Three months ended March 31, 2004 compared to three months ended March 31, 2003

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for the first three months of 2004 increased $442,596 or 24.2% above net interest income before loan loss provision for the first three months of 2003. The increase in net interest income as of March 31, 2004 was primarily due to the growth of earning assets and the collection of loan fees and servicing fees associated with SBA loans sold to the open market, while funding the larger portfolio with a slight decrease of interest expense.  This decrease was due to a mix change in the Bank’s deposits as transaction accounts increased as a percentage of total deposits.  As a result, the cost of funds decreased from 2.50% for the first three months of 2003 to 2.08% for the first three months of 2004.  The yield from earning assets decreased from 6.96% to 6.66% over the same time period.  The Bank’s increased average earning assets as a percentage of total earning assets increased to 93.8% for the first quarter of 2004 compared with 93.4% during the first quarter of 2003.  The Bank’s asset mix shifted as the percentage of average loans to average total assets was 81.2% for the first three months of 2004 compared to 77.2% for the first three months of 2003, providing the majority of the Bank’s asset growth in higher yielding assets.  Finally, SBA loan production that is not reflected in the average loan balances was sold to the secondary market for fee income.  Management foresees the net interest margin remaining at present levels for the remainder of 2004 with a slight compression as rates adjust during the second half of 2004.  The nominal dollar amount of the net interest margin should increase during the remainder of 2004 as rates increase and earning assets continue to grow.

Interest income increased $437,922 or 16.6% for the three-month period ended March 31, 2004 compared to the three month period ended March 31, 2003.  Interest income produced by the loan portfolio increased $459,580 or 19.3% for the three month period ended March 31, 2004 compared to three month period ended March 31, 2003, due to the increase in average loans outstanding and origination fees associated with loan growth for the period.  The increase of loan interest income was partially offset by the general repricing of the loan portfolio in a low interest rate environment.  Management estimates that the average balances will continue to increase but will restrain origination of these loans to insure that appropriate quality standards and documentation are maintained.  Interest income on investment securities, Federal Funds and other investments decreased $21,658 or 8.5% for the three month period ending March 31, 2004 compared to the three month period ended March 31, 2003, due primarily to a decrease in general market rates for a prolonged period of time.

Total interest expense decreased $4,674 or 0.6% from March 31, 2003 to March 31, 2004. The interest expense decrease from the first three months of 2003 to the first three months of 2004 is primarily due to a decrease in the rates of all deposits and an increase of transaction accounts as a percentage of total deposits, but was offset by an over 21.3% growth in average interest sensitive liabilities.

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the first three months of 2004 was 4.92%.  The yield on earning assets decreased 30 basis points to 6.66% for the three month period ended March 31, 2004, compared to 6.96% for the three month period ended March 31, 2003.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements.  As the Bank attracted more transaction accounts and interest expense decreased, the interest rate spread increased to 4.58% for the three-month period ending March 31, 2004 compared to 4.46% for the three-month period ending March 31, 2003, an increase of 12 basis points.

Allowance for Loan Losses. The allowance for possible loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $2.1 million allowance for loan losses as of March 31, 2004 reflects the full known extent of credit exposure. Cornerstone made a $160,000 provision during the first quarter of 2004 and anticipates that it will make similar provisions in the future as the loan portfolio grows.  No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

 Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Bank’s policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of March 31, 2004, the Bank had $38,356 in non-accrual loans and $44,021 in non-performing assets.

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of residential mortgage loans are included in non-interest income.  As the result of a new product line offering operating leases to the Bank’s customers, the Bank’s lease income was $28,000 but is offset by asset depreciation of $21,000.  These numbers slightly inflate the income statement non-interest income and non-interest expense; the net increase to income is $7,000.  Total non-interest income increased by $62,104 or 21.8% from the first quarter of 2003 compared with the first quarter of 2004.  The Bank is optimistic that non-interest income will continue to grow at an above average rate for the foreseeable future as the Bank’s e-commerce products continue to grow.

Non-interest Expense.  Non-interest expense for the first three months of 2004 increased by $250,516 or 18.5% compared to the first three months of 2003.  Expenses for salaries and employee benefits increased by $166,668 or 22.4% for the three months ending March 31, 2004 over the three months ending March 31, 2003.  Occupancy and equipment expense as of March 31, 2004 increased by $70,076 or 43.0% over the same period in 2003.  Occupancy and equipment expense is inflated by $21,000 related to the new operating leases mentioned above.  All other non-interest expenses for the three-month period ended March 31, 2004 increased $13,72 or 3.1% over the non-interest expenses for the same period ended March 31, 2003.  The increase in all other non-interest expense is due primarily to the growth of the Bank and its needs to properly manage the growth.  The Bank added two talented lenders and has had to add two bank operations personnel to handle the increased volume of activity from the new transaction accounts opened over the last year.  In addition, the Bank’s data processing cost has grown concurrently with the Bank’s deposit growth.

ALLOWANCE FOR LOAN LOSSES

	2004	2003
Quarter Ending	March 31	December 31	September 30	June 30	March 31

Balance at beginning of period	2,011,329	2,090,751	1,827,734	1,691,538	1,591,152
Loans charged-off	(202,060)	(220,401)	(3,802)	(43,095)	(67,587)
Loans recovered	144,662	5,978	11,819	129,291	62,973
Net charge-offs (recoveries)	57,399	214,423	(8,018)	(86,196)	4,614
Provision for loan losses charged to expense	160,000	135,000	255,000	50,000	105,000
Balance at end of period	2,113,930	2,011,329	2,090,751	1,827,734	1,691,538

Allowance for loan losses as a percentage of average loans outstanding for the period	1.299%	1.311%	1.439%	1.339%	1.330%

Allowance for loan losses as a percentage of nonperforming assets and loans 90 days past due outstanding for the period	4802.094%	696.646%	482.654%	761.543%	639.283%

Annualized QTD net charge-offs as a percentage of average loans outstanding for the period	0.141%	0.559%	-0.022%	-0.253%	0.015%

Annualized YTD net charge-offs as a percentage of average loans outstanding for the period	0.141%	0.088%	-0.087%	-0.124%	0.015%

YTD Average Outstanding Loans	162,760,681	141,586,000	137,585,459	131,848,342	127,172,057

QTD Average Outstanding Loans	162,760,681	153,454,946	148,873,000	136,473,429	127,172,057

Nonperforming assets and loans 90 days past due	44,021	288,716	433,178	240,004	264,599

Item 3.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b)           Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank’s business.  In the opinion of Management, no material loss is expected from any of such pending claims or lawsuits.

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities

On April 27, 2004 the Company filed its First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. with the Secretary of State of the State of Tennessee increasing the number of authorized shares of its common stock from 2,000,000 shares to 10,000,000 shares.  Upon the issuance of additional shares of common stock the common stock holders’ interest in the Company will be diluted.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit Number	Description

	3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc.

	31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

(1)          Form 8-K filed on April 15, 2004, disclosing press release related to first quarter earnings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: May 14, 2004	/s/ Gregory B. Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

Date: May 14, 2004	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002