Form 10QSB
period 2004-06-30
CORNERSTONE BANCSHARES INC
filed 2004-08-13
CIK 1038773

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[   ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF TH SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-30497

CORNERSTONE BANCHSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Tennessee (State of Jurisdiction of Incorporation or Organization)		62-1173944 (I.R.S. Employer Identification Number)
5319 Highway 153 Chattanooga, Tennessee 37423 (423) 385-3000 (Address, and Telephone Number of Principal Executive Offices and Principal Place of Business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No___

APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant on June 30, 2004 was approximately $22,594,916. There were 1,243,617 shares of Common Stock outstanding as of June 30, 2004.

Transitional Small Business Disclosure Format (check one) :
Yes___   No   X

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEET	Unaudited		Unaudited
	June 30,	December 31,	June 30,

ASSETS	2004	2003	2003

Cash and due from banks	$5,527,775	$7,071,075	$6,600,841
Due from banks time deposits	—	—	—
Federal funds sold	1,615,000	3,060,000	—
Investment securities available for sale	29,581,173	24,825,961	23,506,072
Investment securities held to maturity	548,405	640,651	812,394
Federal Home Loan Bank stock	837,600	582,300	576,800
Loans, less allowance for loan loss	181,411,545	155,278,321	141,579,121
Premises and equipment, net	5,812,386	4,292,566	3,903,529
Accrued interest receivable	973,038	938,763	814,074
Excess cost over fair value of assets acquired	2,541,476	2,541,476	2,541,476
Other assets	1,755,859	1,765,604	1,625,990

Total Assets	$230,604,257	$200,996,717	$181,960,297

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Noninterest-bearing	$29,185,040	$22,326,841	$19,704,610
NOW accounts	31,694,528	28,513,598	23,331,500
Savings deposits and money market accounts	31,375,663	27,712,339	25,188,406
Time deposits of $100,000 or more	24,556,498	22,264,211	18,873,926
Time deposits of less than $100,000	62,333,982	58,535,286	50,464,275

Total deposits	179,145,711	159,352,275	137,562,716
Federal funds purchased and securites sold under
agreement to repurchase	3,561,501	6,084,078	9,902,394
Federal Home Loan Bank Advance and note payable	29,150,000	17,400,000	17,000,000
Accrued interest payable	70,194	102,163	92,184
Other liabilities	873,645	1,154,700	1,278,363

Total Liabilities	212,801,051	184,093,216	165,835,657

Stockholders' Equity
Common stock	1,243,617	1,243,167	1,243,167
Additional paid-in capital	12,193,318	12,183,868	12,183,868
Retained Earnings	4,441,796	3,295,884	2,440,563
Accumulated other comprehensive income	(75,525)	180,582	257,042

Total Stockholders' Equity	17,803,206	16,903,501	16,124,640

Total liabilities and stockholders equity	$230,604,257	$200,996,717	$181,960,297

CONSOLIDATED STATEMENTS OF INCOME	Unaudited Three months ended June 30,		Unaudited Six months ended June 30,

	2004	2003	2004	2003

INTEREST INCOME
Interest and fees on loans	$3,153,715	$2,529,795	$5,998,503	$4,915,004
Interest on investment securities	248,835	267,548	479,944	503,648
Interest on federal funds sold	1,168	1,649	2,739	15,134
Interest on other earning assets	589	5,031	1,016	10,210

Total interest income	3,404,307	2,804,023	6,482,203	5,443,997

INTEREST EXPENSE
Interest bearing demand accounts	27,646	19,821	51,234	38,694
Money market accounts	93,958	82,095	176,911	150,332
Savings accounts	9,275	12,771	18,308	29,202
Time deposits of less than $100,000	343,422	374,359	717,262	791,694
Time deposits of $100,000 or more	127,989	156,406	266,292	317,145
Federal funds purchased	12,468	11,836	16,754	16,235
Securities sold under agreements to repurchase	7,288	6,629	10,803	10,670
Other borrowings	195,933	141,421	367,872	263,495

Total interest expense	817,978	805,337	1,625,435	1,617,468

Net interest income	2,586,329	1,998,686	4,856,768	3,826,529
Provision for loan losses	250,000	50,000	410,000	155,000

Net interest income after the provision for loan losses	2,336,329	1,948,686	4,446,768	3,671,529

NONINTEREST INCOME
Service charges on deposit accounts	177,886	164,135	343,289	309,639
Net securities gains (losses)	—	—	—	—
Other income	150,628	125,033	332,840	265,040

Total noninterest income	328,514	289,168	676,129	574,679

NONINTEREST EXPENSE
Salaries and employee benefits	1,012,390	811,936	1,923,099	1,555,977
Occupancy and equipment expense	200,805	172,500	433,931	335,550
Other operating expense	432,783	440,709	893,156	887,309

Total noninterest expense	1,645,977	1,425,145	3,250,185	2,778,836

Income before provision for income taxes	1,018,866	812,709	1,872,712	1,467,372
Provision for income taxes	396,300	312,500	726,800	565,150

NET INCOME	$622,566	$500,209	$1,145,912	$902,222

Basic net income per common share	0.50	0.40	0.92	0.73
Diluted net income per common share	0.46	0.38	0.84	0.69
Dividends declared per common share	—	—	—	—

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30

	2004	2003

Cash flows from operating activities:
Net income	$1,145,912	$902,222
Adjustments to reconcile net income
to net cash provided by operating actvities:
Provision for loan losses	$410,000	$155,000
Net Charge-offs	(432,535)	81,582
Depreciation and amortization	244,319	145,812
Accrued interest receivable	(34,275)	(134,476)
Accrued interest payable	(31,969)	(29,086)
Changes in other assets and liabilities	(2,021,310)	505,025

Net cash provided by operating activities	(719,858)	1,626,079

Cash flows from investing activities:
Purchase of investment securities: AFS	(15,947,752)	(10,527,143)
Purchase of investment securities: HTM	—	—
Proceeds from security transactions: AFS	10,988,446	7,814,990
Proceeds from security transactions: HTM	96,070	211,129
Purchase of due from banks time deposits	—	—
Net increase in loans	(26,434,114)	(18,719,125)
Purchase of bank premises and equipment	(1,741,952)	(108,816)

Net cash used in investing activities	(33,039,302)	(21,328,965)

Cash flows from financing activities:
Net increase in deposits	19,793,436	7,116,392
Net increase in securities sold under agreements to repurchase	(2,522,577)	6,399,255
Net increase of FHLB advances and other borrowings	13,500,000	7,400,000
Issuance of common stock	—	—

Net cash provided by financing activities	30,770,859	20,915,647

Net decrease in cash and cash equivalents	(2,988,300)	1,212,761

Cash and cash equivalents beginning of period	10,131,075	5,388,080

Cash and cash equivalents end of period	$7,142,775	$6,600,841

Cornerstone Bancshares, Inc and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
June 30, 2004

					Accumulated
			Additional	Retained	Other	Total
	Comprehensive	Common	Paid-in	Earnings	Comprehensive	Stockholders'
	Income	Stock	Capital	(Deficit)	Income	Equity

BALANCE, December 31, 2003		1,243,167	12,183,868	3,295,884	180,582	16,903,501
Redemption of Common Stock		—	—	—	—	—
Issuance of Common Stock		450	9,450	—	—	9,900
Comprehensive Income:
Net Income	1,145,912	—	—	1,145,912	—	1,145,912
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
securities available for sale, net of
reclassification adjustment	(256,107)	—	—	—	(256,107)	(256,107)

Total comprehensive income	889,805

BALANCE, June 30, 2004		1,243,617	12,193,318	4,441,796	(75,525)	17,803,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC.

PRESENTATION OF FINANCIAL INFORMATION

The 2004 financial information in this report has not been audited. The information included herein should be read in conjunction with the notes to the consolidated financial statements included in the 2003 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone Bancshares, Inc. (“Cornerstone”) in March of 2004. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

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

Stock Based
Compensation

The company has two stock-based compensation plans. The company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for those plans. No stock-based employee compensation is reflected in net income as all options granted under these plans have an exercise price equal to or above the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

	Jun-04	Dec-03	Jun-03	Dec-02

Net Income, as reported	$1,145,911	$1,881,859	$902,222	$1,061,423

Deduct: Total Stock-based employee
compensation expense determined under
fair value method for all awards, net of
the related tax effects	($24,734)	($36,962)	($18,481)	($21,348)

Pro Forma Net Income	$1,121,177	$1,844,897	$883,741	$1,040,075

Earnings Per Share:
Basic-as reported	$0.92	$1.52	$0.73	$0.86
Basic-pro forma	$0.90	$1.49	$0.71	$0.84

Diluted-as reported	$0.84	$1.41	$0.69	$0.83
Diluted-pro forma	$0.82	$1.39	$0.67	$0.81

Stock Amounts
Common Stock Issued	1,243,617	1,239,578	1,239,578	1,233,167

Off-Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and various commitments to extend credit. At June 30, 2004, commitments under standby letters of credit and undisbursed loan commitments aggregated $40,674,990. The Bank’s credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Introduction

     Cornerstone Bancshares, Inc. (“Cornerstone”) is a bank holding company and the parent of Cornerstone Community Bank, a Tennessee banking corporation (the “Bank”) that operates in and around Hamilton County, Tennessee. The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts, and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses, and other overhead expenses.

     The following discussion and analysis sets forth the major factors that affect Cornerstone’s results of operations and financial condition reflected in the unaudited financial statements for the three-month and six-month periods ended June 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements contained herein and notes attached thereto.

Overview

     As of June 30, 2004 Cornerstone had total consolidated assets of $230.6 million, total loans of $183.7 million, total deposits of $179.1 million and stockholders equity of $17.8 million. Our net income was $623,000 and $1,146,000 for the three and six months ended June 30, 2004.

Results of Operations

     Cornerstone ended the first six months of 2004 with total assets of $231 million, a 14.7% increase from December 31, 2003 and a 26.7% increase from June 30, 2003. Cornerstone reported net income for the six months ending June 30, 2004 of $1,145,912, or $0.92 basic earnings per share, compared to $902,222, or $0.73 basic earnings per share, for the same period in 2003. The increase in earnings during the first six months of 2004 represents a 27% increase compared to the first six months of 2003.

     The increase in net income for the first six months of 2004 was due primarily to the Bank increasing its net-interest income by $1 million, or 26.9% compared to the same period in 2003. The Bank accomplished this by increasing its total average earning assets by $39.5 million, or 24.2% compared to the same period in 2003, while maintaining an above average net interest margin of 5.02% . During the same time period, peer banks’ net interest margin averaged 4.36% . The Bank was also able to increase deposits and as use alternative sources of funding to improve the Bank’s interest rate exposure while decreasing the overall cost of funds. Interest expense increased by $8,000 for the first six months of 2004 compared to the same period in 2003. This small increase was due to the Bank increasing deposits by 30% mostly in transaction based accounts compared to the period ending on June 30, 2003, and was assisted by continued repricing of its certificates of deposit. The Bank’s transaction accounts grew 17.4% during the first six months of 2004 while certificates of deposit increased 7.5% for the same period. The Bank also took advantage of attractive non-traditional funding sources during the second quarter of 2004. Cornerstone increased its Federal Home Loan Bank borrowings by $10 million and selected longer-term maturities to reduce the Bank’s general interest rate risk. In addition, the Bank actively used its federal funds lines of credit as an inexpensive source of funds. The Bank anticipates rapid deposit growth in both transaction deposits and certificates of deposit during the third and fourth quarters of 2004, which would be used to reduce its federal funds lines of credit balances.

     Non-interest income increased 17.7% for the first six months of 2004 compared to the same period in 2003. This increase was broad based, but had a large contribution from a new line of business of leasing assets to customers and saw continued growth of e-commerce as a revenue generator to the Bank’s income statement.

     On the qualitative side, the Bank maintained its asset quality, which is quantified by the Bank’s below peer bank average of past due loans to net loans ratio of 0.24% and a below peer bank average non-performing asset ratio of 0.025% . This was accomplished during a time period when regional banks struggled to maintain net interest margin and suffered from a general deterioration of loan quality. For the first six months of 2004, the Bank’s net interest margin was 5.02%, compared to 4.87% for the same time period in 2003. The Bank’s management expects the Bank’s net interest margin to decrease slightly to a more historic level of 4.9% over the remainder of 2004.

     During the second quarter of 2004 Cornerstone continued to work on improving its manpower and capital capacity as an increasing number of businesses and other banking customers that were unable to retain relationships with, or were poorly treated by, regional banking institutions became customers of the Bank. The Chattanooga banking community continued to suffer from manpower adjustments which left many quality businesses and other banking customers without previously existing banking relationships. As a result, many businesses and other banking customers changed banks. Cornerstone and other stable community banks have readily accepted these banking relationship transfers and Cornerstone expects the trend to continue.

     The Bank has continued to expand its asset based lending program and has developed into a Tennessee leader in SBA lending dollar volume as several SBA loan generation associations refer loans to the Bank due its depth of knowledge with respect to specialty loans and willingness to consider these loans. The bank’s position on SBA loans is to strictly underwrite each loan to bank credit guidelines. In addition, when SBA loans are saleable to the secondary market, the Bank will generally sell the SBA loans to increase fee income and enhance the net income of the Bank.

     The Bank has opened a new branch on Old Lee Highway, Ooltewah, Tennessee, to existing customers and expects to have a Grand Opening in the middle of August 2004. The opening gives Cornerstone five full service branches in Hamilton County and gives customers in the Cleveland, Tennessee area a branch slightly south of Cleveland’s city limits. The Bank intends to continue to open new branch locations as opportunities present themselves.

     The Bank, pursuant to its strategic plan, intends to continue to focus on providing a competitive footprint (convenient branches) to the Chattanooga Metropolitan Statistical Area allowing it to compete with the three major regional banks located in the area. The Bank also intends to focus its efforts in the suburb branch network and not on a central hub bank located in downtown Chattanooga. It is also intended that special emphasis will be placed on providing services specifically targeted to small businesses and individual consumers.

Financial Condition

     Earning Assets. Average earning assets for the six months ending June 30, 2004, increased by $36.9 million, or 23.2% compared to the six months ending June 30, 2003, while actual earning assets increased $48.0 million or 28.5% during the same period. The average and actual balance increases were due to strong loan demand in the first half of 2004 and a strong growth in transaction account deposits during the current reporting period. Management expects average earning assets to grow at a similar pace during the remainder of 2004.

     Loan Portfolio. The Bank's average loans for the first six months of 2004 were $169.1 million, an increase of $37.3 million, or 28.3% compared to the first six months of 2003, while actual balances increased to $183.7 million, an increase of 28.1% above the $143.4 million in loans as of June 30, 2003. Management anticipates similar loan growth for the remainder of the year in both average and actual balances.

     Investment Portfolio. The Bank's average investment securities portfolio and Federal Funds Sold decreased by 1.2% or $0.4 million for the six months ending June 30, 2004 compared to the six months ending June 30, 2003, while actual balances increased $6.1 million or 24.4% . The difference in growth is due to the purchasing of securities late in the second quarter after the market correction materially increased security rates. Prior to that correction, management believed the interest rate risk versus the yield reward was not sufficient to warrant purchases of securities unless they were tied to a variable rate index. After the correction, the Bank began to purchase securities with longer durations and higher yields. Management currently is carefully purchasing securities that provide acceptable return versus the interest rate risk. Management expects the average and actual balance of securities to increase over the remainder of 2004. The Bank expects to maintain an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include, in order of priority, gap management, liquidity, pledging, return, and local community support. The Bank maintains two classifications of investment securities: "Held to Maturity" (HTM) and "Available for Sale" (AFS). The "Available for Sale" securities are carried at fair market value, whereas "Held to Maturity" securities are carried at book value. As of June 30, 2004, net unrealized losses in the "Available for Sale" portfolio amounted to $110,778, a 0.4% decrease in value.

     Deposits. The Bank's average deposits increased by $28.2 million or 21.1% for the six-month period ending June 30, 2004 compared to the same period ending June 30, 2003, while actual deposit balances increased by $41.6 million or 30.2% . The actual deposit growth was broad based with non-interest bearing transaction accounts increasing by 48.1% during the same time period. Management intends to continue to focus its efforts on attracting core deposits and expects certificates of deposit to increase over the remainder of 2004 as loan growth continues. The Bank intends to maintain as one of its highest priorities the continued solicitation of transaction accounts from new and existing customers, which should provide the Bank with an increased net interest margin.

     Liquidity and Capital Resources.

     As of the end of the second quarter of 2004 the Bank had $27 million of Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings and the ability to borrow another $10 million. The borrowings are designed with a maturity of 10 years with call and put options after a stated conversion date. During the second quarter of 2004, the Bank borrowed $5 million with a three-year conversion date and an interest rate of 3.46% bringing the total Bank borrowings to $27 million. Management believes that FHLB borrowings provide an inexpensive method to reduce interest rate risks by obtaining longer term liabilities to match the typically longer term assets the Bank has on its balance sheet that are usually below the cost of certificates of deposit. Cornerstone, under its $5.0 million guidance line with Fifth Third Bank, borrowed $2.1 million to inject capital into the Bank. The injection was needed to maintain an 8.0% capital leverage ratio, which the regulators consider appropriate, given the size of our Bank. The loan is priced at 30-day LIBOR index plus 150 basis points, which as of June 30 was 3.1% .

      Average stockholders' equity increased by $1.8 million or 11.7% to $17.5 million for the six months ending June 30, 2004 compared with $15.7 million during the six months ending June 30, 2003. Actual equity increased by $1.7 million or 10.6% from June 30, 2003 to June 30, 2004. This increase was primarily due to retained earnings.

     Due to its rapid asset growth, the Bank has been forced to address issues of liquidity and capital resources. The Bank is currently earning a return on equity of approximately 15% while growing assets at a rate of approximately 30%, which leaves a shortfall of approximately 15%. Having no desire to reduce or slow-down the Bank’s current growth, Cornerstone’s board of directors and management have decided to raise additional capital to allow the Bank to continue to grow its market share and above average earnings growth. Cornerstone is currently contemplating raising additional capital through an offering of its common stock.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)

			Six months ended
			June 30,

		2004			2003

Assets	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Loans, net of unearned income	169,079	5,999	7.15%	131,848	4,915	7.52%
Investment securities	26,032	480	3.84%	24,544	514	4.32%
Other earning assets	584	4	1.30%	2,427	15	1.26%

Total earning assets	195,694	6,482	6.69%	158,819	5,444	6.92%

Allowance for loan losses	(2,143)			(1,690)
Cash and other assets	15,251			12,738

TOTAL ASSETS	208,802			169,867

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	26,353	51	0.39%	21,642	39	0.36%
Savings deposits	7,211	18	0.51%	6,813	29	0.86%
MMDA's	23,526	177	1.52%	18,110	150	1.67%
Time deposits	57,536	717	2.51%	51,359	792	3.11%
Time deposits of $100,000 or more	22,478	266	2.39%	19,091	317	3.35%
Federal funds and securities sold under
agreements to repurchase	5,223	33	1.28%	4,452	27	1.22%
Other borrowings	22,782	362	3.21%	14,823	263	3.58%

Total interest bearing liabilities	165,111	1,625	1.99%	136,290	1,617	2.39%

Net interest spread		4,857			3,827

Noninterest bearing demand deposits	24,846			16,790
Accrued expenses and other liabilities	1,275			1,125
Stockholders' equity	17,570			15,662

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	208,802			169,867

Net interest margin on earning assets			5.02%			4.87%

Net interest spread on earning assets			4.70%			4.53%

Results of Operations – Six months ended June 30, 2004 compared to six months ended June 30, 2003

     Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

     Net interest income before loan loss provision for the first six months of 2004 increased $1,030,239 or 26.9% above net interest income before loan loss provision for the first six months of 2003. The incrase in net interest income as of June 30, 2004 was primarily due to the growth in interest income and fees associated with loan growth, which grew $1.1 million or 22.0%, while interest expense remained constant. The loan income growth was mainly in the commercial and commercial real estate areas and was supplemented by SBA fees and loan participation fees. Deposits and interest expense remained constant for the first six months of 2004 even with a 21% growth of average interest bearing liabilities due to the cost of funds decreasing from 2.39% for the first six months of 2003 to 1.98% for the first six months of 2004. The yield from earning assets decreased from 6.92% to 6.69% over the same time period. Two additional factors assisted net interest income growth. First, the Bank’s asset mix shifted as the percentage of average loans to average total assets increased to 80.9% for the first six months of 2004 from 77.6% for the first six months of 2003, providing the majority of the Bank’s asset growth in higher yielding assets. Second, SBA loan production that is not reflected in the average loan balances was sold to the secondary market for fee income. The increase in net interest margin exceeded the Bank’s projections by approximately 24 basis points and can be directly attributed to the above-mentioned factors. Management foresees the net interest margin decreasing from these levels for the remainder of 2004 and having a slight compression as rates adjust during the second half of 2004.

     Interest income increased $1,038,206 or 19.1% for the period ended June 30, 2004 compared to the same period ended June 30, 2003. Interest income produced by the loan portfolio increased $1,083,499 or 22.0% for the six month period ended June 30, 2004 compared to six month period ended June 30, 2003, due to the increase in average loans outstanding and origination fees associated with loan growth for the period. The increase of loan interest income was partially offset by the general repricing of the loan portfolio in a low interest rate environment. Management estimates the average and actual balances will continue to increase throughout the remainder of 2004. Interest income on investment securities, Federal Funds and other investments decreased $45,293 or 8.6% for the six month period ending June 30, 2004 compared to the six month period ended June 30, 2003, due primarily to a decrease in general market rates and lower average outstanding balances for a prolonged period of time.

     Total interest expense increased $7,967 or 0.5% from June 30, 2003 to June 30, 2004. The interest expense increase from the first six months of 2003 to the first six months of 2004 is primarily due to a growth in interest bearing liabilities of 21.4%, but was offset by a decrease in the rates of all deposits or other borrowings.

     The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the first six months of 2004 was 5.02% . The yield on earning assets decreased 23 basis points to 6.69% for the period ended June 30, 2004, compared to 6.92% for the period ended June 30, 2003.

     The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. As the Federal Reserve decreased interest rates during the first six months of 2003, certificates of deposits and transaction accounts were able to reprice at a much lower level and assisted the interest rate spread increase to 4.71% for the six month period ending June 30, 2004 compared to 4.53% for the same period ending June 30, 2003, an increase of 18 basis points.

     Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $2.3 million allowance for loan losses as of June 30, 2004 reflects the full known extent of credit exposure. Cornerstone made a $410,000 provision during the first half of 2004 and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

      Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Bank's policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of June 30, 2004, the Bank had $45,116 in non-accruing loans and no other non-performing assets.

     Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of residential mortgage loans are included in non-interest income. Total non-interest income increased by $101,447 or 17.7% from the first half of 2003 compared with the first half of 2004. During the first six months of 2004 the Bank purchased customer’s assets for the purpose of leasing them to back to these existing customers. The product line should produce accelerated depreciation for the Bank while de-leveraging the customer’s balance sheet. The expected internal rates of return on these types of leases range from 15% to 25%. The leases are scheduled over three years and the customer will be given the option to buy back the assets at the end of the lease at fair market value or renew the existing lease. Management believes the line of business will provide above average returns with similar risk to a loan.

     Non-interest Expense. Non-interest expense for the first six months of 2004 increased by $471,349 or 16.9% compared to the first six months in 2003. Expenses for salaries and employee benefits increased by $367,122 or 23.6% for the six months ending June 30, 2004 over the same period ending June 30, 2003. Occupancy and equipment expense as of June 30, 2004 increased by $98,381 or 29.3% over the same period in 2003. All other non-interest expenses for the six-month period ended June 30, 2004 increased $5,847 or 0.7% over the non-interest expenses for the same period ended June 30, 2003. The increase in all other non-interest expense is due primarily to the growth of the Bank and its needs to properly manage the growth. The Bank added one talented lender and has had to add two back office personnel to handle the increased volume of activity from the new transaction accounts open over the last year. The growth in occupancy expense can be attributed to the expenses associated with opening the Bank’s new Ooltewah branch in June of 2004. In addition the bank data processing cost has grown concurrently with the Bank’s deposit growth.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)

			Three months ended
			June 30,

		2004			2003

Assets	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Loans, net of unearned income	175,397	3,154	7.21%	136,473	2,530	7.44%
Investment securities	27,312	249	3.79%	27,110	273	4.12%
Other earning assets	511	2	1.29%	103	2	6.39%

Total earning assets	203,220	3,404	6.74%	163,687	2,804	6.89%

Allowance for loan losses	(2,212)			(1,756)
Cash and other assets	16,417			12,948

TOTAL ASSETS	217,425			174,879

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	26,351	28	0.42%	22,534	20	0.35%
Savings deposits	7,317	9	0.51%	6,889	13	0.74%
MMDA's	24,827	94	1.52%	19,474	82	1.69%
Time deposits	57,737	343	2.39%	50,264	374	2.99%
Time deposits of $100,000 or more	22,688	128	2.26%	19,081	156	3.29%
Federal funds and securities sold under
agreements to repurchase	6,998	23	1.29%	6,078	18	1.22%
Other borrowings	24,900	193	3.11%	16,341	141	3.47%

Total interest bearing liabilities	170,820	818	1.92%	140,660	805	2.30%

		2,586			1,999

Noninterest bearing demand deposits	27,821			17,091
Accrued expenses and other liabilities	1,116			1,196
Stockholders' equity	17,668			15,932

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	217,425			174,879

Net interest margin on earning assets			5.12%			4.90%

Net interest spread on earning assets			4.82%			4.59%

Results of Operations – Three months ended June 30, 2004 compared to three months ended June 30, 2003

     Net Interest Income. Net interest income before loan loss provision for the second quarter of 2004 increased $587,643 or 29.4% above net interest income before loan loss provision for the second quarter of 2003. The increase in net interest income was primarily due to an increase in interest income from earning asset growth while deposit cost remained flat. Partially offsetting the growth was a decrease in asset yields but several SBA fees and loan participation fees generated during the second quarter of 2004 partially offset the decrease in yields. The interest yield from earning assets decreased from 6.89% to 6.74% while interest cost from the Bank’s liabilities decreased from 2.30% to 1.92% over the same time period. Two additional factors assisted net interest income growth. First, the Bank’s deposit mix shifted as the percentage of average transaction accounts to average total deposits grew from 48.8% for the second quarter of 2003 to 51.8% for the second quarter of 2004, providing the majority of the Bank’s deposit growth in less expensive deposits. Second, the Bank’s percentage of average loans to average assets increased to 80.7% for the second quarter of 2004 compared with 78.0% during the second quarter of 2003. The increase in net interest margin was above the Bank’s projections and can be directly attributed to the above-mentioned change in the Bank’s deposit mix and the recent addition of commercial finance department fee income and SBA fees. Management foresees the margin decreasing to more historic levels for the remainder of 2004.

     Total interest income increased $600,284 or 21.4% for the period ended June 30, 2004 compared to the same period ended June 30, 2003. Interest income produced by the loan portfolio increased $623,920 or 24.7% for the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003, due to the increase in average loans outstanding and origination fees associated with loan growth for the period. The increase in the volume of loan interest income was partially offset by the general repricing of the loan portfolio in a low interest rate environment. Management estimates the average balances will continue to increase. Interest income on investment securities, Federal Funds and other investments decreased $23,636 or 8.6% for the three-month period ending June 30, 2004 compared to the three-month period ended June 30, 2003. This was due primarily to a low interest rate environment in the Treasury and Federal Funds markets and a position taken by the Bank to move to variable rate securities to reduce the interest rate risk associated if rates were to increase in the near future.

     Total interest expense increased $12,641 or 1.5% from June 30, 2003 to June 30, 2004. The interest expense increase from the second quarter of 2003 to the second quarter of 2004 is primarily due to an increase of $30.2 million in average interest bearing liabilities, but was mostly offset by decreases in the rates of certificates of deposit and the change in the deposit mix mentioned above.

     The net interest margin for the second quarter of 2004 was 5.12% compared to 4.90% for the second quarter of 2003. The yield on earning assets decreased 15 basis points to 6.74% for the period ended June 30, 2004, compared to 6.89% for the period ended June 30, 2003.

     As the Federal Reserve decreased interest rates during the second quarter of 2003, deposits in general were able to reprice at a lower level and assisted the interest rate spread increase to 4.82% for the three month period ending June 30, 2004 compared to 4.59% for the same period ending June 30, 2003, an increase of 23 basis points.

     Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $2.3 million allowance for loan losses as of June 30, 2004 reflects the full known extent of credit exposure. Cornerstone made a $250,000 provision during the second quarter of 2004 and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

ALLOWANCE FOR LOAN LOSSES

	2004		2003

Quarter Ending	June 30	March 31	December 31	September 30	June 30

Balance at beginning of period	2,113,930	2,011,329	2,090,751	1,827,734	1,691,538
Loans charged-off	(68,763)	(202,060)	(220,401)	(3,802)	(43,095)
Loans recovered	17,050	144,662	5,978	11,819	129,291

Net charge-offs (recoveries)	51,712	57,399	214,423	(8,018)	(86,196)
Provision for loan losses charged
to expense	250,000	160,000	135,000	255,000	50,000

Balance at end of period	2,312,218	2,113,930	2,011,329	2,090,751	1,827,734

Allowance for loan losses as a
percentage of average loans
outstanding for the period	1.318%	1.299%	1.311%	1.439%	1.339%

Allowance for loan losses as a
percentage of nonperforming assets
and loans 90 days past due
outstanding for the period	5125.050%	4802.094%	696.646%	482.654%	761.543%

Annualized QTD net charge-offs as
a percentage of average loans
outstanding for the period	0.118%	0.141%	0.559%	-0.022%	-0.253%

Annualized YTD net charge-offs as
a percentage of average loans
outstanding for the period	0.129%	0.141%	0.088%	-0.087%	-0.124%

YTD Average Outstanding Loans	169,078,607	162,760,681	141,586,000	137,585,459	131,848,342

QTD Average Outstanding Loans	175,396,703	162,760,681	153,454,946	148,873,000	136,473,429

Nonperforming assets and
loans 90 days past due	45,116	44,021	288,716	433,178	240,004

     Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through service charges of deposit accounts and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $39,346 or 13.6% for the second quarter of 2004 compared with the second quarter of 2003. The increase of non-interest income during the second quarter of 2004 was broad based, but was highlighted by the new revenue generated by leases originated during the first half of 2004.

     Non-interest Expense. Non-interest expense for the second quarter of 2004 increased by $220,833 or 15.5% compared to the same three months in 2003. Expenses for salaries and employee benefits increased by $200,455 or 24.7% for the three months ending June 30, 2004 over the same period ending June 30, 2003. Occupancy and equipment expense as of June 30, 2004 increased by $28,305 or 16.4% over the same period in 2003. All other non-interest expenses for the three-month period ended June 30, 2004 decreased $7,926 or 1.8% below the non-interest expenses for the same period ended June 30, 2003. The increase in non-interest expense is due primarily to the cost to support the Bank’s 30% growth of assets and liabilities while protecting existing employees from competitors and the opening of the Bank’s fifth branch.

Item 3.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

      Since the Evaluation Date, there have not been any significant changes in Cornerstone’s internal controls or in other factors that could significantly affect such controls.

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

      There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank’s business. In the opinion of Management, no material loss is expected from any of such pending claims or lawsuits.

Item 4.     Submission of Matters to a Vote of Security Holders

Cornerstone’s annual shareholder meeting was held on April 22, 2004. At the meeting, the individuals whose names appear below were elected to Cornerstone’s board of directors. In addition, the shareholders approved an amendment to Cornerstone’s charter and the ratification of the appointment of Hazlett, Lewis & Bieter, PLL as its independent auditors for the fiscal year ending December 31, 2004. The shareholders’ votes were cast as follows with 70.6% of total shares voting:

	For	Against	Abstain
Election of Directors

B. Kenneth Driver	99.8%	0.0%	0.2%
Karl Fillauer	99.8%	0.0%	0.2%
Nathaniel F. Hughes	99.6%	0.0%	0.4%
Gregory B. Jones	99.6%	0.0%	0.4%
James H. Large	99.6%	0.0%	0.4%
Jerry D. Lee	99.7%	0.0%	0.3%
Lawrence D. Levine	96.7%	0.0%	3.3%
Russell W. Lloyd	96.8%	0.0%	3.2%
Earl A. Marler, Jr.	99.8%	0.0%	0.2%
Doyce G. Payne, M.D.	99.7%	0.0%	0.3%
Turner Smith	99.8%	0.0%	0.2%
Bill O. Wiggins	99.6%	0.0%	0.4%
Marsha Yessick	91.1%	0.0%	8.9%

Amendment to Charter	97.7%	1.9%	0.4%

Ratification of Appointment of
Hazlett, Lewis & Bieter, PLLC	99.4%	0.3%	0.3%

Item 5.     Other Information

      The Company has announced a two-for-one stock split with a record date of August 16, 2004 and payment date of September 15, 2004.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit Number	Description

	3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)

	31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004.

(b)	Reports on Form 8-K

(1) Form 8-K filed on April 16, 2004, disclosing press release related to first quarter earnings.

(2) Form 8-K filed on July 23, 2004, disclosing press release related to second quarter earnings and announcement of stock-split.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date:	August 14, 2004	/s/ Gregory B. Jones

Gregory B. Jones,
Chairman and Chief Executive Officer

Date:	August 14, 2004	/s/ Nathaniel F. Hughes

Nathaniel F. Hughes
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004.