Form 10QSB
period 2004-09-30
CORNERSTONE BANCSHARES INC
filed 2004-11-12
CIK 1038773

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to __________________________

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

    The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant on September 30, 2004 was approximately $28,596,660. There were 2,487,234 shares of Common Stock outstanding as of September 30, 2004.

Transitional Small Business Disclosure Format (check one) :
Yes ☐    No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET	Unaudited		Unaudited
	September 30,	December 31,	September 30,
ASSETS	2004	2003	2003

Cash and due from banks	$5,677,330	$7,071,075	$4,425,507
Due from banks time deposits	—	—	—
Federal funds sold	11,290,000	3,060,000	—
Investment securities available for sale	23,021,742	24,825,961	20,748,806
Investment securities held to maturity	506,392	640,651	700,730
Federal Home Loan Bank stock	854,200	582,300	582,300
Loans, less allowance for loan loss	187,245,833	155,278,321	146,345,179
Premises and equipment, net	4,850,941	4,292,566	3,884,516
Accrued interest receivable	1,003,513	938,763	865,747
Excess cost over fair value of assets acquired	2,541,476	2,541,476	2,541,476
Other assets	2,551,955	1,765,604	1,725,991

Total Assets	$239,543,382	$200,996,717	$181,820,252

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Noninterest-bearing	$32,514,366	$22,326,841	$17,993,693
NOW accounts	29,567,891	28,513,598	22,292,929
Savings deposits and money market accounts	36,434,436	27,712,339	24,953,992
Time deposits of $100,000 or more	30,893,490	22,264,211	18,636,977
Time deposits of less than $100,000	58,655,159	58,535,286	58,965,590
Total deposits	188,065,342	159,352,275	142,843,181
Federal funds purchased and securites sold under
agreement to repurchase	2,335,094	6,084,078	4,006,578
Federal Home Loan Bank Advance and note payable	29,150,000	17,400,000	17,000,000
Accrued interest payable	97,176	102,163	99,990
Other liabilities	1,169,523	1,154,700	1,348,199

Total Liabilities	220,817,135	184,093,216	165,297,948

Stockholders' Equity
Common stock	2,487,234	1,243,167	1,243,167
Additional paid-in capital	12,193,318	12,183,868	12,183,868
Retained Earnings	3,905,777	3,295,884	2,931,834
Accumulated other comprehensive income	139,918	180,582	163,435

Total Stockholders' Equity	18,726,247	16,903,501	16,522,304

Total liabilities and stockholders equity	$239,543,382	$200,996,717	$181,820,252

CONSOLIDATED STATEMENTS OF INCOME
	Unaudited Three months ended September 30,		Unaudited Nine months ended September 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$3,422,954	$2,672,263	$9,421,457	$7,587,267
Interest on investment securities	275,140	223,266	755,084	726,914
Interest on federal funds sold	5,773	1,716	8,512	16,850
Interest on other earning assets	729	6,045	1,745	16,255
Total interest income	3,704,596	2,903,290	10,186,798	8,347,286

INTEREST EXPENSE
Interest bearing demand accounts	39,252	12,213	90,486	50,907
Money market accounts	103,615	68,057	280,526	218,389
Savings accounts	9,920	8,858	28,228	38,061
Time deposits of less than $100,000	362,566	394,151	1,079,828	1,185,845
Time deposits of $100,000 or more	176,518	142,939	442,810	460,084
Federal funds purchased	9,336	12,593	26,090	28,828
Securities sold under agreements to repurchase	4,569	5,840	15,371	16,510
Other borrowings	240,984	151,910	608,856	415,405
Total interest expense	946,760	796,562	2,572,195	2,414,029

Net interest income	2,757,835	2,106,728	7,614,603	5,933,257
Provision for loan losses	175,000	255,000	585,000	410,000
Net interest income after the provision for loan losses	2,582,835	1,851,728	7,029,603	5,523,257

NONINTEREST INCOME
Service charges on deposit accounts	184,546	175,967	527,835	485,606
Net securities gains (losses)	—	—	—	—
Other income	129,894	183,683	395,133	448,723
Total noninterest income	314,439	359,650	922,968	934,329

NONINTEREST EXPENSE
Salaries and employee benefits	970,194	799,869	2,877,762	2,355,846
Occupancy and equipment expense	314,127	270,717	680,457	606,267
Other operating expense	457,656	341,871	1,366,343	1,229,180
Total noninterest expense	1,741,978	1,412,457	4,924,562	4,191,293

Income before provision for income taxes	1,155,297	798,921	3,028,009	2,266,294
Provision for income taxes	447,700	307,650	1,174,500	872,800

NET INCOME	$707,597	$491,271	$1,853,509	$1,393,493

Basic net income per common share	0.28	$0.20	0.75	0.56
Diluted net income per common share	0.25	0.18	0.67	0.51
Dividends declared per common share	—	—	—	—

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30
	Unaudited	Unaudited
	2004	2003

Cash flows from operating activities:
Net income	$1,853,509	$1,393,493
Adjustments to reconcile net income
to net cash provided by operating actvities:
Provision for loan losses	$585,000	$410,000
Net Charge-offs	(135,788)	89,600
Depreciation and amortization	385,140	251,347
Accrued interest receivable	(64,750)	(186,149)
Accrued interest payable	(4,987)	(21,280)
Changes in other assets and liabilities	(771,527)	474,860
Net cash provided by operating activities	1,846,597	2,411,871

Cash flows from investing activities:
Purchase of investment securities: AFS	(16,944,627)	(18,157,657)
Purchase of investment securities: HTM	—	—
Proceeds from security transactions: AFS	19,212,356	17,972,898
Proceeds from security transactions: HTM	133,335	321,859
Purchase of due from banks time deposits	—	—
Net increase in loans	(32,416,725)	(23,748,201)
Purchase of bank premises and equipment	(1,708,763)	(163,639)
Net cash used in investing activities	(31,724,424)	(23,774,740)

Cash flows from financing activities:
Net increase in deposits	28,713,067	12,396,857
Net increase (decrease) in securities sold under agreements to repurchase	(3,748,985)	503,438
Net increase of FHLB advances and other borrowings	11,750,000	7,400,000
Issuance of common stock	—	100,000
Net cash provided by financing activities	36,714,082	20,400,295

Net increase (decrease) in cash and cash equivalents	6,836,256	(962,574)

Cash and cash equivalents beginning of period	10,131,075	5,388,080
Cash and cash equivalents end of period	$16,967,330	$4,425,507

Cornerstone Bancshares, Inc and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
September 30, 2004
					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2003		1,243,167	12,183,868	3,295,884	180,582	16,903,501

Redemption of Common Stock		—	—	—	—	—

Two for One Stock Dividend		1,243,617		(1,243,617)		—

Issuance of Common Stock		450	9,450	—	—	9,900

Comprehensive Income:

Net Income	1,853,509	—	—	1,853,509	—	1,853,509

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
securities available for sale, net of
reclassification adjustment	(40,664)	—	—	—	(40,664)	(40,664)

Total comprehensive income	1,812,845

BALANCE, September 30, 2004		2,487,234	12,193,318	3,905,776	139,918	18,726,246

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

	Sept-04	Sept-03	Dec-03	Dec-02
Net Income, as reported	$1,853,509	$1,393,493	$1,881,859	$1,061,423

Deduct: Total Stock-based employee
compensation expense determined under
fair value method for all awards, net of
the related tax effects	($49,469)	($36,962)	($36,962)	($21,348)

Pro Forma Net Income	$1,804,040	$1,356,531	$1,844,897	$1,040,075

Earnings Per Share:
Basic-as reported	$0.75	$0.56	$0.76	$0.43
Basic-pro forma	$0.73	$0.54	$0.74	$0.42

Diluted-as reported	$0.67	$0.51	$0.71	$0.42
Diluted-pro forma	$0.65	$0.49	$0.69	$0.41

Stock Amounts
Average Common Stock
Issued as of: [1]	2,487,132	2,486,334	2,475,203	2,466,334

Effect of dilutive stock options:	297,263	184,762	184,762	88,656

[1]  The number of average common shares issued as of December 2003, September 2003 and December 2002 reflect the retroactive adjustment caused by a two-for-one stock split in the form of a 100% stock dividend which occurred September 15, 2004.

Off-Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and various commitments to extend credit. At September 30, 2004, commitments under standby letters of credit and undisbursed loan commitments aggregated $41,181,517. The Bank’s credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

The following discussion and analysis sets forth the major factors that affect Cornerstone’s results of operations and financial condition reflected in the unaudited financial statements for the three-month and nine-month periods ended September 30, 2004 and 2003. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements contained herein and notes attached thereto.

Overview

As of September 30, 2004 Cornerstone had total consolidated assets of $239.5 million, total loans of $189.7 million, total deposits of $188.0 million and stockholders equity of $18.7 million. Our net income was $707,597 and $1,853,509 for the three and nine months ended September 30, 2004.

Results of Operations

Cornerstone ended the first nine months of 2004 with total assets of $240 million, a 19.2% increase from December 31, 2003 and a 31.7% increase from September 30, 2003. Cornerstone reported net income for the nine months ending September 30, 2004 of $1,853,509, or $0.75 basic earnings per share, compared to $1,393,493, or $0.56 basic earnings per share, for the same period in 2003. The increase in earnings during the first nine months of 2004 represents a 33% increase compared to the first nine months of 2003.

The increase in net income for the first nine months of 2004 was due primarily to the 20% growth of loans and deposits while maintaining the Bank’s net interest margin of 5.0%. This balance sheet growth enabled the Bank to increase its net-interest income by $1.7 million, or 28.39% compared to the same period in 2003. The Bank’s relationship managers accomplished this by collecting fees on newly originated loans and by selling loan participations to other banks outside of Cornerstone’s market area and retaining a servicing fee and the customer’s deposits. The Bank’s success is directly related to the quality of its relationship managers and will seek additional talented lenders to continue increasing the Bank’s market share of business banking in the Chattanooga MSA.

The Bank was also able to materially increase deposits over the first nine months of 2004. The Bank’s non-interest bearing checking accounts increased 80.7% to $32.5 million and interest bearing checking accounts increased 32.6% to $29.6 million while savings accounts and money market accounts increased 38.0% to $36.4 million compared to the same time period in 2003. The increases are due to the Bank’s continued focus on attracting these type of accounts and allowed the Bank to maintain its above peer average net interest margin . The Bank also took advantage of attractive non-traditional funding sources during the second quarter of 2004. Cornerstone increased its Federal Home Loan Bank borrowings by $10 million during the second quarter and selected longer-term maturities to reduce the Bank’s general interest rate risk. In addition, the Bank actively used its federal funds lines of credit as an inexpensive source of funds. The Bank anticipates slower deposit growth in both transaction deposits during the fourth quarter of 2004.

Non-interest income decreased 1.2% for the first nine months of 2004 compared to the same period in 2003. This decrease was due to a drop in the Bank’s gains from the sale of mortgages on the secondary market. The Bank saw gains in non-interest revenue from electronic payments and from a new line of business of leasing assets to customers.

On the qualitative side, the Bank maintained its asset quality, which is quantified by the Bank’s below peer bank average of past due loans to net loans ratio of 0.19% and a below peer bank average non-performing asset ratio of 0.036%. This was accomplished during a time period when regional banks struggled to maintain net interest margin and suffered from a general deterioration of loan quality. For the first nine months of 2004, the Bank’s net interest margin was 5.00%, compared to 4.87% for the same time period in 2003. The Bank’s management expects the Bank’s net interest margin to decrease slightly to a more historic level of 4.9% over the remainder of 2004.

Due to a robust improvement in the growth of the United States GDP the Federal Reserve is adjusting its positioning of fiscal policy from accommodative to neutral. To date the Federal Reserve has increased rates three times in 2004 and taken the Federal Funds rate (the rate banks borrow from each other overnight) from 1.0% to 1.75% and the Bank believes the Federal Reserve will continue to increase rates repetitively until the Federal Funds rate is in the 3.0% to 3.5% range. Presently the Bank has a positive “GAP” which means the Bank’s assets will reprice quicker than its liabilities as interest rates increase or decrease and is in an appropriate position if rates were to increase as most economists have predicted.

During the third quarter of 2004 Cornerstone continued to work on improving its manpower and capital capacity as an increasing number of businesses and other banking customers that were unable to retain relationships with, or were poorly treated by, regional banking institutions became customers of the Bank. The Chattanooga banking community continued to suffer from manpower adjustments which left many quality businesses and other banking customers without previously existing banking relationships. As a result, many businesses and other banking customers changed banks. Cornerstone and other stable community banks have readily accepted these banking relationship transfers and Cornerstone expects the trend to continue.

The Bank has continued to expand its asset based lending program and has developed into a Tennessee leader in SBA lending as several SBA loan generation associations refer loans to the Bank due its depth of knowledge with respect to specialty loans and willingness to consider these loans. The Bank’s position on SBA loans is to strictly underwrite each loan to Bank credit guidelines. In addition, when SBA loans are saleable to the secondary market, the Bank will generally sell the SBA loans to increase fee income and enhance the net income of the Bank.

In August the Bank had the grand opening of its new branch on Old Lee Highway, Ooltewah, Tennessee, and during the first quarter of operation the branch reached $5 million in deposits and management believes the branch will reach $10 million in deposits by the end of 2004. The opening provides Cornerstone five full service branches in Hamilton County and provides customers in the Cleveland, Tennessee area a branch slightly south of Cleveland’s city limits. The Bank intends to continue opening new branch locations as opportunities present themselves.

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

Financial Condition

Earning Assets. Average earning assets for the nine months ending September 30, 2004, increased by $40.7 million, or 24.9% compared to the nine months ending September 30, 2003, while actual earning assets increased $55.8 million or 32.3% during the same period. The average and actual balance increases were due to strong loan demand in the nine months of 2004 and a strong growth in transaction account deposits during the current reporting period. Management expects average earning assets to grow at a similar pace during the remainder of 2004.

Loan Portfolio. The Bank’s average loans for the first nine months of 2004 were $176.2 million, an increase of $38.6 million, or 28.1% compared to the first nine months of 2003, while actual balances increased to $189.7 million, an increase of 27.8% above the $148.4 million in loans as of September 30, 2003. Management anticipates slower loan growth for the remainder of 2004 in both average and actual balances.

Investment Portfolio. The Bank’s average investment securities portfolio and Federal Funds Sold increased by 11.9% or $2.9 million for the nine months ending September 30, 2004 compared to the nine months ending September 30, 2003, while actual balances increased $13.6 million or 65.4% for the same period. The difference in growth is due to a surge of checking deposits of which five million is temporary deposits and invested in Federal Funds sold. Management believes the appropriate current level of investment securities for the Bank is $30.0 million and will carefully purchase securities that provide acceptable return versus the interest rate risk. Management expects the average and actual balance of securities to increase over the remainder of 2004 up to the level mentioned above. The Bank expects to maintain an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include, in order of priority, gap management, liquidity, pledging, return, and local community support. The Bank maintains two classifications of investment securities: “Held to Maturity” (HTM) and “Available for Sale” (AFS). The “Available for Sale” securities are carried at fair market value, whereas “Held to Maturity” securities are carried at book value. As of September 30, 2004, net unrealized gains in the “Available for Sale” portfolio amounted to $211,997, a 0.9% increase in value.

Deposits. The Bank’s average deposits increased by $32.4 million or 23.8% for the nine-month period ending September 30, 2004 compared to the same period ending September 30, 2003, while actual deposit balances increased by $45.2 million or 31.7%. The actual deposit growth was broad based with non-interest bearing transaction accounts increasing by 80.7% during the same time period. Management intends to continue to focus its efforts on attracting core deposits and expects certificates of deposit of less than $100,000 to increase over the remainder of 2004 as loan growth continues. The Bank intends to maintain as one of its highest priorities the continued solicitation of transaction accounts from new and existing customers, which should provide the Bank with an increased net interest margin.

Liquidity and Capital Resources. As of the end of the third quarter of 2004 the Bank had $27 million of Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings and the ability to borrow another $15 million. The borrowings are designed with a maturity of 10 years with call and put options after a stated conversion date. Management believes that FHLB borrowings provide an inexpensive method to reduce interest rate risks by obtaining longer term liabilities to match the typically longer term assets the Bank has on its balance sheet that are usually below the cost of certificates of deposit. Cornerstone, under its $5.0 million guidance line with Fifth Third Bank, borrowed $2.1 million to inject capital into the Bank. The injection was needed to maintain an 8% capital leverage ratio, which the regulators consider appropriate, given the size of our Bank. The loan is priced at 30-day LIBOR index plus 150 basis points, which as of September 30, 2004 was 3.44%.

Average stockholders’ equity increased by $1.9 million or 12.0% to $17.8 million for the nine months ending September 30, 2004 compared with $15.9 million during the nine months ending September 30, 2003. Actual equity increased by $2.2 million or 13.3% from September 30, 2003 to September 30, 2004. This increase was primarily due to retained earnings.

Due to its rapid asset growth, the Bank has been forced to address issues of liquidity and capital resources. The Bank is currently earning a return on equity of approximately 15% while growing assets at a rate of approximately 30%, which leaves a shortfall of approximately 15%. Having no desire to reduce or slow-down the Bank’s current growth, Cornerstone’s board of directors and management is in the process of raising additional capital to allow the Bank to continue to grow its market share and above average earnings growth. Pursuant to a prospectus filed with the SEC, Cornerstone intends to sell in the open market a secondary stock issue of up to 500,000 shares of Cornerstone’s common stock. If fully subscribed, the amount raised will be in excess of $7 million and should provide sufficient capital for future growth.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)

	Nine months ended September 30,
		2004			2003
Assets	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Loans, net of unearned income	$176,210	$9,421	7.15%	$137,585	$7,587	7.37%
Investment securities	26,920	755	3.87%	24,051	743	4.23%
Other earning assets	949	10	1.41%	1,714	17	1.31%
Total earning assets	204,079	$10,187	6.68%	163,350	$8,347	6.84%
Allowance for loan losses	(2,229)			(1,766)
Cash and other assets	16,031			12,759
TOTAL ASSETS	$217,881			$174,343

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$28,023	$90	0.43%	$21,776	$51	0.31%
Savings deposits	7,386	28	0.51%	6,837	38	0.74%
MMDA's	24,693	281	1.52%	18,184	218	1.61%
Time deposits	58,305	1,080	2.48%	53,336	1,187	2.97%
Time deposits of $100,000 or more	23,988	443	2.47%	18,881	460	3.26%
Federal funds and securities sold under
agreements to repurchase	4,904	41	1.12%	5,125	49	1.29%
Other borrowings	25,105	609	3.24%	15,692	411	3.51%
Total interest bearing liabilities	172,404	2,572	1.99%	139,831	2,414	2.31%
Net interest spread		$7,615			$5,933
Noninterest bearing demand deposits	26,431			17,448
Accrued expenses and other liabilities	1,238			1,166
Stockholders' equity	17,808			15,898
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$217,881			$174,343

Net interest margin on earning assets			5.00%			4.87%

Net interest spread on earning assets			4.68%			4.53%

Results of Operations - Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for the first nine months of 2004 increased $1,681,346 or 28.3% above net interest income before loan loss provision for the first nine months of 2003. The increase in net interest income as of September 30, 2004 was primarily due to the growth in interest income and fees associated with loan growth, which grew $1.8 million or 22%, while interest expense increased only $158 thousand or 6.6% compared to the same time period. The loan income growth was mainly in the commercial and commercial real estate areas and was supplemented by SBA fees and loan participation fees. Deposits and interest expense had a rather small increase for the first nine months of 2004 even with a 23.3% growth of average interest bearing liabilities due to the cost of funds decreasing from 2.31% for the first nine months of 2003 to 1.99% for the first nine months of 2004. The yield from earning assets decreased from 6.84% to 6.68% over the same time period. Two additional factors assisted net interest income growth. First, the Bank’s asset mix shifted as the percentage of average loans to average total assets increased to 80.9% for the first nine months of 2004 from 78.9% for the first nine months of 2003, providing the majority of the Bank’s asset growth in higher yielding assets. Second, SBA loan production that is not reflected in the average loan balances was sold to the secondary market generating fee income. The increase in net interest margin exceeded the Bank’s projections by approximately 13 basis points and can be directly attributed to the above-mentioned factors. Management foresees the net interest margin remaining at these levels for the remainder of 2004 and having a slight compression as rates adjust during the first half of 2005.

Interest income increased $1,839,512 or 22% for the period ended September 30, 2004 compared to the same period ended September 30, 2003. Interest income produced by the loan portfolio increased $1,834,190 or 24.2% for the nine month period ended September 30, 2004 compared to nine month period ended September 30, 2003, due to the increase in average loans outstanding and origination fees associated with loan growth for the period. The increase of loan interest income was partially offset by the general repricing of the loan portfolio in a low interest rate environment. Management estimates the average and actual balances will continue to increase throughout the remainder of 2004. Interest income on investment securities, Federal Funds and other investments increased $5,322 or 0.7% for the nine month period ending September 30, 2004 compared to the nine month period ended September 30, 2003, due primarily to an increase in the average number of securities owned during the reporting period but mostly offset by a decease in general market rates and lower average outstanding balances for a prolonged period of time.

Total interest expense increased $158,166 or 6.6% from September 30, 2003 to September 30, 2004. The interest expense increase from the first nine months of 2003 to the first nine months of 2004 is primarily due to a growth in average interest bearing liabilities of 23.3%, but was offset by a decrease in the rates of all deposits or other borrowings.

The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield on average earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin for the first nine months of 2004 was 5.00%. The yield on earning assets decreased 16 basis points to 6.68% for the period ended September 30, 2004, compared to 6.84% for the period ended September 30, 2003.

The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. As the Federal Reserve decreased interest rates during the first six months of 2003, certificates of deposits and transaction accounts were able to reprice at a much lower levels and assisted the interest rate spread increase to 4.68% for the nine month period ending September 30, 2004 compared to 4.53% for the same period ending September 30, 2003, an increase of 15 basis points.

Allowance for Loan Losses. The allowance for possible loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $2.5 million allowance for loan losses as of September 30, 2004 reflects the full known extent of credit exposure. Cornerstone made a $585,000 provision during the first nine months of 2004 and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Bank’s policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of September 30, 2004, the Bank had $68,893 in non-accruing loans and no other non-performing assets.

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of residential mortgage loans are included in non-interest income. Total non-interest income decreased by $11,361 or 1.2% from the first nine months of 2003 compared with the first nine months of 2004. During the first nine months of 2004 the Bank purchased customer’s assets for the purpose of leasing them back to these existing customers. The product line should produce accelerated depreciation for the Bank while de-leveraging the customer’s balance sheet. The expected internal rates of return on these types of leases range from 15% to 25%. The leases are scheduled over three years and the customer will be given the option to buy back the assets at the end of the lease at fair market value or renew the existing lease. Management believes the line of business will provide above average returns with similar risk to a loan. Offsetting this increase due to a new product line was a general slow down of the sale of mortgage loans driven by higher long term interest rates.

Non-interest Expense. Non-interest expense for the first nine months of 2004 increased by $733,269 or 17.5% compared to the first nine months of 2003. Expenses for salaries and employee benefits increased by $521,916 or 22.2% for the nine months ending September 30, 2004 over the same period ending September 30, 2003. Occupancy and equipment expense as of Septmeber 30, 2004 increased by $74,190 or 12.2% over the same period in 2003. All other non-interest expenses for the nine-month period ended September 30, 2004 increased $137,163 or 11.2% over the non-interest expenses for the same period ended September 30, 2003. The increase in all other non-interest expense is due primarily to the growth of the Bank and its needs to properly manage the growth. The Bank added one talented lender and has had to add two back office personnel to handle the increased volume of activity from the new transaction accounts opened over the last year. The growth in occupancy expense can be attributed to the expenses associated with opening the Bank’s new Ooltewah branch in June of 2004. In addition the bank data processing cost has grown concurrently with the Bank’s deposit growth.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)

	Three months ended September 30,
		2004			2003
Assets	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Loans, net of unearned income	$190,151	$3,423	7.14%	$148,873	$2,672	7.12%
Investment securities	28,645	275	3.93%	23,079	229	3.94%
Other earning assets	1,675	7	1.66%	312	2	1.98%
Total earning assets	220,471	$3,705	6.68%	172,264	$2,903	6.69%
Allowance for loan losses	(2,398)			(1,916)
Cash and other assets	17,324			12,796
TOTAL ASSETS	$235,397			$183,144

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$31,313	$39	0.49%	$22,038	$12	0.22%
Savings deposits	7,729	10	0.51%	6,885	9	0.51%
MMDA's	26,976	104	1.53%	18,328	68	1.47%
Time deposits	59,808	363	2.41%	57,227	394	2.73%
Time deposits of $100,000 or more	26,958	177	2.60%	18,467	143	3.07%
Federal funds and securities sold under
agreements to repurchase	4,256	14	1.31%	6,449	22	1.38%
Other borrowings	29,150	240	3.27%	17,400	148	3.37%
Total interest bearing liabilities	186,190	947	2.02%	146,794	796	2.15%
		$2,758			$2,107
Noninterest bearing demand deposits	29,491			18,742
Accrued expenses and other liabilities	1,306			1,256
Stockholders' equity	18,410			16,352
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$235,397			$183,144

Net interest margin on earning assets			4.98%			4.85%

Net interest spread on earning assets			4.66%			4.53%

Results of Operations - Three months ended September 30, 2004 compared to three months ended September 30, 2003

Net Interest Income.  Net interest income before loan loss provision for the third quarter of 2004 increased $651,107 or 30.9% above net interest income before loan loss provision for the third quarter of 2003. The increase in net interest income was primarily due to an increase in interest income from earning asset growth while deposit cost increased at a slower rate. Two factors assisted net interest income growth. First and most importantly was the growth of earning assets. Earning assets increased $48.2 million over the previous year’s third quarter a increase of 28.0%. Second, the interest income from earning assets decreased only from 6.69% to 6.68% while interest cost from the Bank’s liabilities decreased from 2.15% to 2.02% over the same time period. The major contributor to this decrease of interest expense was the Bank’s deposit mix which shifted as the percentage of average transaction accounts to average total deposits grew from 46.6% for the third quarter of 2003 to 52.4% for the third quarter of 2004, providing the majority of the Bank’s deposit growth in less expensive deposits. The increase in net interest margin was above the Bank’s projections and can be directly attributed to the above-mentioned change in the Bank’s deposit mix and the recent addition of commercial finance department fee income and SBA fees. Management foresees the margin decreasing to more historic levels for the remainder of 2004.

Total interest income increased $801,306 or 27.6% for the three month period ended September 30, 2004 compared to the same period ended September 30, 2003. Interest income produced by the loan portfolio increased $750,691 or 28.1% for the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003, due to the increase in average loans outstanding and origination fees associated with loan growth for the period. The increase in the volume of loan interest income was only slightly offset by the general repricing of the loan portfolio in a low interest rate environment. Management estimates the average balances will continue to increase. Interest income on investment securities, Federal Funds and other investments increased $50,615 or 21.9% for the three-month period ending September 30, 2004 compared to the three-month period ended September 30, 2003. This was due primarily to the growth of the securities portfolio as interest rates increased with the improvement of the U.S. economy and provided a more acceptable risk versus return ratio. As interest rates increase the Bank will make further investments in securities to provide liquidity and stability to the Bank’s balance sheet.

Total interest expense increased $150,198 or 18.9% from September 30, 2003 to September 30, 2004. The interest expense increase from the third quarter of 2003 to the third quarter of 2004 is primarily due to an increase of $39.4 million in average interest bearing liabilities, but was partially offset by decreases in the rates of certificates of deposit and the change in the deposit mix mentioned above.

The net interest margin for the third quarter of 2004 was 4.98% compared to 4.85% for the third quarter of 2003. The yield on earning assets decreased one basis point to 6.68% for the period ended September 30, 2004, compared to 6.69% for the period ended September 30, 2003.

Even with the Federal Reserve increasing rates three times during 2004, the Bank’s deposits were able to remain below the level of interest paid during the third quarter of 2003 due to a lag in repricing of the Bank’s deposits. As the Federal Reserve increases interest rates further during 2005, the Bank’s deposits will reprice and show increases in the interest expense but should not negatively affect the Bank’s net interest margin as the Bank’s earning assets will increase at a faster rate than its liabilities. The net interest spread on earning assets increased to 4.66% for the three month period ending September 30, 2004 compared to 4.53% for the same period ending September 30, 2003, an increase of 13 basis points.

Allowance for Loan Losses. The allowance for possible loan losses represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $2.5 million allowance for loan losses as of September30, 2004 reflects the full known extent of credit exposure. Cornerstone made a $175,000 provision during the third quarter of 2004 and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

ALLOWANCE FOR LOAN LOSSES

	2004			2003
Quarter Ending	September 30	June 30	March 31	December 31	September 30

Balance at beginning of period	2,312,218	2,113,930	2,011,329	2,090,751	1,827,734
Loans charged-off	(33,024)	(68,763)	(202,060)	(220,401)	(3,802)
Loans recovered	6,347	17,050	144,662	5,978	11,819
Net charge-offs (recoveries)	26,677	51,712	57,399	214,423	(8,018)
Provision for loan losses charged
to expense	175,000	250,000	160,000	135,000	255,000
Balance at end of period	2,460,541	2,312,218	2,113,930	2,011,329	2,090,751

Allowance for loan losses as a
percentage of average loans
outstanding for the period	1.294%	1.318%	1.299%	1.311%	1.439%

Allowance for loan losses as a
percentage of nonperforming assets
and loans 90 days past due
outstanding for the period	3571.540%	5125.050%	4802.094%	696.646%	482.654%

Annualized QTD net charge-offs as
a percentage of average loans
outstanding for the period	0.056%	0.118%	0.141%	0.559%	-0.022%

Annualized YTD net charge-offs as
a percentage of average loans
outstanding for the period	0.103%	0.129%	0.141%	0.088%	-0.087%

YTD Average Outstanding Loans	175,190,146	169,078,607	162,760,681	141,586,000	137,585,459

QTD Average Outstanding Loans	190,151,000	175,396,703	162,760,681	153,454,946	148,873,000

Nonperforming assets and
loans 90 days past due	68,893	45,116	44,021	288,716	433,178

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through service charges of deposit accounts and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income decreased by $45,211 or 12.6% for the third quarter of 2004 compared with the third quarter of 2003. The decrease of non-interest income during the third quarter of 2004 was focused on the loss of fee income generated by the sale of mortgage loans on the secondary market.

Non-interest Expense. Non-interest expense for the third quarter of 2004 increased by $329,521 or 23.3% compared to the same three months in 2003. Expenses for salaries and employee benefits increased by $170,325 or 21.3% for the three months ending September 30, 2004 over the same period ending September 30, 2003. Occupancy and equipment expense as of September 30, 2004 increased by $43,410 or 16.0% over the same period in 2003. All other non-interest expenses for the three-month period ended September 30, 2004 increased $115,785 or 33.9% above the non-interest expenses for the same period ended September 30, 2003. The increase in non-interest expense is broad based and used to support the rapid growth of the Bank’s assets and liabilities in a safe and sound manner. In addition, the Bank took a $45 thousand provision to build an allowance against possible losses associated with electronic transfer of funds. The allowance is equal to the Bank’s deductible of its insurance policy purchased to mitigate this risk and to date the Bank has not charged off any amount associated with this line of business.

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

Item 5. Other Information

The Company announced a two-for-one stock split with a record date of August 16, 2004 and payment date of September 15, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________
(1) Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004.

(b)	Reports on Form 8-K

(1)	Form 8-K filed on October 15, 2004, disclosing press release related to third quarter earnings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: November 12, 2004	By:	/s/ Gregory B. Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________
(1) Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004.