Form 10KSB
period 2004-12-31
CORNERSTONE BANCSHARES INC
filed 2005-03-21
CIK 1038773

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 000-30497

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
Common Stock, Par Value $1.00 Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenues for the Registrant’s fiscal year ended December 31, 2004, total $15,464,591.

The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on February 15, 2005 was approximately $43,639,317. There were 2,988,784 shares of Common Stock outstanding as of February 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants definitive 2005 Proxy Statement are incorporated by reference in Part III of this Form 10-KSB.

CORNERSTONE BANCSHARES, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2004

Table of Contents

Item	Page
Number	Number

Part I

1.	Description of Business	4

2.	Description of Property	10

3.	Legal Proceedings	10

Part II

5.	Market for Common Equity and Related Stockholder Matters	10

6.	Management's Discussion and Analysis or Plan of Operation	12

7.	Financial Statements	34

8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34

8A.	Controls and Procedures	34

Part III

9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	34

10.	Executive Compensation	35

11.	Security Ownership of Certain Beneficial Owners and Management	35

12.	Certain Relationships and Related Transactions	35

13.	Exhibits and Reports on Form 8-K	35

14.	Principal Accountant Fees and Services	36

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Cornerstone Bancshares, Inc. (the “Company”) was incorporated on September 19, 1983 under the laws of the State of Tennessee and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was formerly known as East Ridge Bancshares, Inc. Its wholly-owned subsidiary, Cornerstone Community Bank, a Tennessee banking corporation (the “Bank”), resulted from the merger of The Bank of East Ridge and Cornerstone Community Bank effective October 15, 1997.

Business of the Company

The Company

The primary activity of the Company currently is, and is expected to remain for the foreseeable future, the ownership and operation of the Bank. As a bank holding company, the Company intends to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws. The holding company structure also affords additional flexibility in terms of capital formation and financing opportunities.

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

The Bank

The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in obligations of the U.S. Government, various states and their political subdivisions. In addition to deposits, sources of funds for the Bank's loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.

Employees

As of February 14, 2005, the Company and the Bank collectively had 80 full-time equivalent employees of whom 75 are full-time, and 10 are part-time. The employees are not represented by a collective bargaining unit. The Company and the Bank believe that their relationships with their employees are good.

Customers

It is the opinion of management that there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the business of the Company.

Competition

All phases of the Bank’s banking activities are highly competitive. The Bank competes actively with twenty-four commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Hamilton County, Tennessee.

Based on total deposits of approximately $187,832,902 at December 31, 2004, the Bank represents 2.84% of the deposit base in the Chattanooga, Tennessee-Georgia Metropolitan Statistical Area (“Chattanooga MSA”). Three major regional banks represent approximately 60% of the deposits in the Chattanooga MSA. These larger financial institutions have greater resources and higher lending limits than the Bank, and each of the three institutions has over 20 branches in Hamilton County. There are several credit unions located in Hamilton County. Since credit unions are not subject to income taxes in the way commercial banks are, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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

The Bank is a Tennessee-chartered commercial bank and is subject to the supervision and regulation of the Tennessee Department of Financial Institutions (the “TDFI”). In addition, the Bank’s deposit accounts are insured up to applicable limits by the Bank Insurance Fund (the “BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) and consequently, the Bank is also subject to regulation and supervision by the FDIC. The Bank is not a member of the Federal Reserve System.

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

On September 15, 1992, the FDIC approved final regulations adopting a risk-related deposit insurance system. The risk-related regulations, which became effective January 1, 1993, resulted in a significant spread between the highest and lowest deposit insurance premiums. Under the risk-related insurance regulations, each insured depository institution is assigned to one of three risk classifications: "well capitalized," "adequately capitalized," or "under capitalized." Within each risk classification, there are three subgroups. Each insured depository institution is assigned to one of these subgroups within its risk classification based upon supervisory evaluations submitted to the FDIC by the institution’s primary federal regulator. Depending upon a BIF member’s risk classification and subgroup, applicable regulations provide that its deposit insurance premium may be as low as 0.004% of insured deposits or as high as .31% of insured deposits. Additionally, because the BIF has exceeded its designated reserve ratio, the FDIC has now reduced to zero the assessment rate that is applicable to the most highly rated BIF members. The Bank has been notified that, based on its risk classification and supervisory subgroup, its BIF assessment rate is 0.004% of insured deposits for the period from January 1, to December 31, 2004. This is the most favorable assessment rate applicable to insured institutions. In addition, the Deposit Insurance Funds Act of 1998 (DIFA) requires that a Financing Corporation (“FICO”) assessment be paid by the Bank. The annual FICO assessment rate for banks is presently 0.0154% of deposits. The Bank paid $28,943 in assessments during the year ended December 31, 2004.

Subsequent to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the FDIC issued risk-based bank capital guidelines which went into effect in stages through 1992. In accordance with the FDIC's risk-based standards, an institution's assets and off-balance sheet activities are categorized into one of four risk categories, with either a 0%, 20%, 50%, or 100% amount of capital to be held against these assets. In addition, the guidelines divide capital instruments into Tier 1 (core) capital and Tier 2 (supplementary) capital. The risk-based capital adequacy guidelines require that (i) Tier 1 capital equal or exceed 4% of risk-weighted assets; (ii) Tier 2 capital may not exceed 100% of Tier 1 capital, although certain Tier 2 capital elements are subject to additional limitations; (iii) assets and off-balance sheet items must be weighted according to risk; and (iv) the total capital to risk-weighted assets ratio must be at least 8.0%. The FDIC's current leverage capital requirement requires banks receiving the highest regulatory rating based upon the FDIC's routine examination process, to maintain Tier 1 capital equal to 3.0% of the bank's total assets. Banks receiving lower regulatory ratings are required to maintain Tier 1 capital in an amount that is at least 100 to 200 basis points higher than 3.0% of total assets.

At December 31, 2004, the Bank had Tier 1 capital of $19.9 million or 8.99% of total year to date average assets.

Certain provisions of the Federal Reserve Act, made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act (“FDIA”) (12 U.S.C. §1828(j)) and administered with respect to the Bank by the FDIC, establish standards for the terms of, limit the amount of, and establish collateral requirements with respect to any loans or extensions of credit to, and investments in, affiliates by the Bank as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the Bank for services) between the Bank and its affiliates. In addition, related provisions of the Federal Reserve Act and the Federal Reserve regulations (also administered with respect to the Bank by the FDIC) limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank and to related interests of such persons.

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

Tennessee Supervision and Regulation

As a Tennessee-chartered commercial bank, the Bank is subject to various state laws and regulations which limit the amount that can be loaned to a single borrower, the types of permissible investments, and geographic and new product expansion, among other things. The Bank must submit an application to, and receive the approval of, the TDFI before opening a new branch office or merging with another financial institution. The Commissioner of the TDFI has the authority to enforce state laws and regulations by ordering a director, officer or employee of the Bank to cease and desist from violating a law or regulation or from engaging in unsafe or unsound banking practices.

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the type of investments which may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee banks, including the Bank, must become and remain insured under the FDIA.

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

The Bank and the Company are “affiliated” within the meaning of the Act. Certain provisions of the Act establish standards for the terms of, limit the amount of, and establish collateral requirements with respect to, any loans or extensions of credit to, and investments in, affiliates by the Bank, as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the Bank for services under any contract) between the Bank and its affiliates. In addition, related provisions of the Act and the regulations promulgated under the Act limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors, and principal shareholders of the Bank, the Company and any other subsidiary of the Company, and to related interests of such persons.

In addition to the banking regulations imposed on the Company, the securities of the Company are not exempt from the federal and state securities laws as are the securities of the Bank. Accordingly, an offering of the Company’s securities must be registered under both the Securities Act of 1933 (the “Securities Act”) and state securities laws or qualify for exemptions from registration.

 Under Section 106(b) of the 1970 Amendments to the Act (12 U.S.C. § 1972), the Bank is prohibited from extending credit, selling or leasing property or furnishing any service to any customer on the condition or requirement that the customer (i) obtain any additional property, service or credit from the Company, the Bank (other than a loan, discount, deposit, or trust service) or any other subsidiary of the Company; (ii) refrain from obtaining any property, credit or service from any competitor of the Company, the Bank or any subsidiary of the Company; or (iii) provide any credit, property or service to the Company, the Bank (other than those related to and usually provided in connection with a loan, discount, deposit or trust service) or any subsidiary of the Company.

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

Legislation Affecting the Company and the Bank

The following information describes certain statutory and regulatory provisions and is qualified in its entirety by reference to such statutory and regulatory provisions.

Far-reaching legislation, including FIRREA and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) have for years impacted the business of banking. FIRREA primarily affected the regulation of savings institutions rather than the regulation of state banks and bank holding companies like the Bank and the Company, but did include provisions affecting deposit insurance premiums, acquisitions of thrifts by banks and bank holding companies, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures and substantially increased penalties for violations of banking statutes, regulations and orders.

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

The additional supervisory powers and regulations mandated by FDICIA, include a "prompt corrective action" program based upon five regulatory zones for banks, in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The FDIC has adopted regulations implementing the prompt corrective action provisions of the FDICIA, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The proposed regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Various other sections of the FDICIA impose substantial audit and reporting requirements and increase the role of independent accountants and outside directors. Set forth below is a list containing certain significant provisions of the FDICIA:

▪	annual on-site examinations by regulators (except for smaller, well-capitalized banks with high management ratings, which must be examined every 18 months);

▪	mandated annual independent audits by independent public accountants and an independent audit committee of outside directors for institutions with more than $500,000,000 in assets;

▪	new uniform disclosure requirements for interest rates and terms of deposit accounts;

▪	a requirement that the FDIC establish a risk-based deposit insurance assessment system;

▪	authorization for the FDIC to impose one or more special assessments on its insured banks to recapitalize the BIF;

▪	a requirement that each institution submit to its primary regulators an annual report on its financial condition and management, which report will be available to the public;

▪
a ban on the acceptance of brokered deposits except by well capitalized institutions and by adequately capitalized institutions with the permission of the FDIC and the regulation of the brokered deposit market by the FDIC;

▪
restrictions on the activities engaged in by state banks and their subsidiaries as principal, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries unless the state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund;

▪
a review by each regulatory agency of accounting principles applicable to reports or statements required to be filed with federal banking agencies and a mandate to devise uniform requirements for all such filings;

▪
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

▪	uniform regulations regarding real estate lending; and

▪
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

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2004, the principal offices of the Company and the Bank were located at 5319 Highway 153, Chattanooga, Tennessee 37343. This property is owned by the Company. In addition, the Bank operates four full-service branches in Hamilton County, Tennessee that are located at:

4154 Ringgold Road, East Ridge, Tennessee
610 Georgia Avenue, Chattanooga, Tennessee
2280 Gunbarrel Road, Chattanooga, Tennessee
8966 Old Lee Highway, Ooltewah, Tennessee

The Georgia Avenue branch contains 1800 square feet and is leased pursuant to a lease agreement, which provides for an initial term of three years with two three-year renewal options. Rent is currently $ 29,482 per annum. The Bank owns the properties located at 2280 Gunbarrel Road, 4154 Ringgold Road, 5319 Highway 153 and 8966 Old Lee Highway.

The Company completed the construction of a branch on Old Lee Highway, Ooltewah, Tennessee. The branch opened for business in late June 2004. In addition, the Company disposed of a building acquired through foreclosure located at 2433 Broad Street, Chattanooga, Tennessee.

The Company operates a service center to house all its non-customer contact functions located at 6401 Lee Corners, Suite B, Chattanooga, Tennessee. The facility has 7800 square feet and is leased pursuant to a lease agreement, which provides for an initial term of 5 years with one five-year renewal option. Rent is currently $ 62,400 per annum.

ITEM 3. LEGAL PROCEEDINGS

As of the end of 2004, neither the Company nor the Bank was involved in any material litigation. The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that those claims are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or the Company’s consolidated financial position.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the OTC Bulletin Board but is not listed a national securities exchange. Morgan Keegan, a subsidiary of Regions Bank, is the principal market maker for Cornerstone stock. There are five other market makers who assist in providing a market.

The following table sets forth the high and low closing prices of the Company’s common stock for the periods indicated, as reported by published sources and as adjusted to reflect a 100% stock dividend paid on September 16, 2004. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2005 Fiscal Year		Low		High
First Quarter (through Feb. 2005)		$15.90		$18.50
2004 Fiscal Year
First Quarter Second Quarter Third Quarter Fourth Quarter	$ $ $ $	10.00 11.50 11.90 14.00	$ $ $ $	12.50 13.90 15.00 17.00

2003 Fiscal Year
First Quarter Second Quarter Third Quarter Fourth Quarter	$ $ $ $	6.25 6.05 8.25 8.95	$ $ $ $	7.25 8.75 9.50 11.65

2002 Fiscal Year
First Quarter Second Quarter Third Quarter Fourth Quarter	$ $ $ $	6.50 6.50 6.50 6.50	$ $ $ $	6.50 6.50 6.50 6.50

There were approximately 601 holders of record of the common stock as of December 31, 2004. This number does not include shareholders with shares in nominee name held by DTC.

Cornerstone enacted a split-up effected in the form of a 100% stock dividend on September 16, 2004 to stockholders of record. The stock split was made due to the optimism of future operating results and the desire to keep the stock price in a more historic trading range.

Cornerstone paid its second cash dividend on January 18, 2005 in the amount of $0.10 per share. The Company intends to continue paying dividends. The Company’s board of directors will decide the amount of the next dividend and when it should be paid after consideration of capital needs required for expected growth of assets. The payment of dividends is solely within the discretion of the Board of Directors, considering Cornerstone’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks.

On October 12, 2004, Cornerstone filed a Form SB-2 with the Securities and Exchange Commission to register the issuance of up to 500,000 shares of common stock. On November 4, Securities and Exchange Commission declared the registration statement effective and the offering was fully subscribed by the end of 2004. Due to administrative issues associated with IRA accounts not all of the funds were collected until January, 2005. This created a subscription receivable in the capital section on the Company’s balance sheet, since the funds were not collected prior to year end. As of February 5, 2005 all funds from the subscription were collected and available for use by the Company.

Equity Compensation Plan Year Ended December 31, 2004

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:	532,200	$ 6.67	456,250
Equity compensation plans not approved by security holders:	0	$ 0.00	0
Total	532,200	$ 6.67	456,250

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Management’s discussion of the Company and management’s analysis of the Company’s operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of applicable federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as “expect,” “anticipate,” “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company’s customers, and other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company’s control, earnings may fluctuate from period to period. The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

Management's Discussion And Analysis Or Plan Of Operation

General

The following should be read in conjunction with the information and tables that follow. For a discussion of liquidity and the impact of inflation, see “Capital Resources/Liquidity” below.

Summary

Net income for 2004 was $2,571,083 which represents a 37% increase from the Company’s net income of $1,881,859 in 2003. Net income per common share of $1.03 for 2004 was 36% higher than 2003 net income per common share of $0.76. Pretax income of $4,163,583 for 2004 increased $1,091,924 from 2003 pretax income of $3,071,659.

The increase in net income per common share from 2003 to 2004 comes directly from the dramatic growth of the Bank’s earning assets, especially average loans, which grew 28%. This growth coupled with tight interest expense control helped the Bank realize a 29% increase in net interest income to $10,483,424. Also contributing to improved net income was a 13% increase in non-interest income. Most of the increase was due to operating lease income, a new product line the Bank introduced in 2004. Asset quality remained at its better than industry standard level during 2004 and the Bank enjoyed success in collection of past loan charge-offs. Dramatic loan growth required the Bank to increase the loan loss provision by $840,000 during 2004. Non-interest expense increased 20% in 2004 due mostly to an increase in salaries and benefits of 17% and the addition of depreciation expense associated with leased assets.

Business of the Company

The Company's earnings depend primarily on the Bank’s "net interest income," which is the difference between the interest income it receives from its assets (primarily its loans and investment securities) and the interest expense (or "cost of funds") which it pays on its liabilities (primarily its deposits). Net interest income is a function of (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities (the "interest rate spread" or "net interest spread") and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank adheres to an asset and liability management strategy, which is intended to control the impact of interest rate fluctuations upon the Company's earnings and to make the yields on the Bank’s loan portfolio and investment securities more responsive to its cost of funds. This is accomplished by more closely matching the maturities of its interest-earning assets and its interest-bearing liabilities, while still maximizing net interest income. Nevertheless, the Bank is and will continue to be affected by changes in the levels of interest rates and other factors beyond its control.

Unless specifically noted below, the following information is presented on a consolidated basis reflecting the Company’s performance as a whole. The Company's results of operations are dependent primarily upon the results of operations of the Bank.

For the fiscal years ended December 31, 2004 and 2003, the Company's weighted average rate earned on all interest-earning assets was 6.72% and 6.79%, respectively, and the Company's weighted average rate paid on all interest-bearing liabilities for the same years was 2.03% and 2.25%, respectively. The Company's interest rate spread for the years ended December 31, 2004 and 2003 therefore was 4.69% and 4.54%, respectively, and its net interest income for such years was $10,483,424 and $8,115,619, respectively. For fiscal 2004, the Company recorded net income of $2,571,083 or $1.03 basic earnings per common share as compared with net income of $1,881,859 or $0.76 basic earnings per common share for fiscal 2003. The increase in net income was due to a 29% increase in the Bank’s net interest income and a 13.2% increase in non-interest income, while non-interest expense increased only 19.9%.

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

Performance Measures Year Ended December 31,

	2004	2003	2002

Net Interest Margin
(Net interest income divided by average interest-earning assets)	5.02%	4.87%	4.86%

Return on Average Assets
(Net income divided by average total assets)	1.15%	1.06%	0.74%

Return on Average Equity
(Net income divided by average equity)	13.83%	11.68%	7.25%

Equity-to-Assets
(Average equity divided by average total assets)	8.30%	9.04%	10.21%

Loans to Deposits
(Average loans divided by average daily deposits)	104.73%	101.21%	90.92%

Dividend Payout Ratio
(Dividends paid by the Company divided by net income)	4.84%	0.00%	0.00%

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003:

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on liabilities. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for 2004 increased $2,367,805 or 29.2% over 2003. The increase in net interest income from 2003 to 2004 is due to material growth of the balance sheet and a shift in mix of assets and liabilities. The shift in mix was most dramatic in the Bank’s loan portfolio as it increased from 79.5% of total average assets to 81.02% while earning assets increased to 93.7% of average assets compared with 93.9% in 2003. Loan origination fees were strong as the Bank became more proficient at Small Business Administration (SBA) lending and asset based lending. The Bank anticipates loan growth to continue along with loan origination fees. Interest expense increased 11.4% in 2004. The combination of increasing interest bearing deposits by 12.2% and only slightly decreasing the cost of those by 22 basis points resulted in increasing interest expense.

Interest income increased $2,732,297 or 24.1% in 2004 from 2003. Interest income produced by the loan portfolio increased $2,703,581 or 26.2% from 2003 to 2004. Interest income on investment securities and Federal Funds sold increased $28,716 or 2.87% from 2003 to 2004. The increase in loan interest income was due to a large increase in the volume of loans as the portfolio grew, and was increased further by loan origination fees and servicing fees generated by the origination of SBA loans. The Bank attributes the strong loan growth to an increase in the number of relationship managers and their level of expertise. The securities income decrease was due to the generally lower interest rate environment, which presents few opportunities to invest without material interest rate risk exposure. Total interest expense increased $364,492 or 11.35% in 2004 from 2003.

One of the most useful tools for measuring the ability of a community bank to make money is its ability to maximize its net interest margin and its interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average-earning assets. This ratio represents the difference between the average yield on average-earning assets and the average rate paid for all funds used to support those earning assets. The net interest margin remained constant in 2004 at 5.02%. The net interest spread, defined as the rate of interest income minus the rate of interest expense, increased 15 basis points from 4.54% in 2003 to 4.69% in 2004. The yield on earning assets decreased 6 basis points to 6.73% in 2004 from 6.79% in 2003.

Allowance for Loan Loss. The allowance for possible loan loss represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the allowance for possible loan losses balance of $2,665,464 as of December 31, 2004, is sufficient to absorb known credit risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone’s policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. Recognition of any interest after a loan has been placed on non-accrual status is accounted for on a cash basis. As of December 31, 2004, Cornerstone had $207,344 of non-performing assets.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment securities are included in non-interest income. Total non-interest income increased by $164,003 or 13.2% from 2003 to 2004. Fee income from service charges on deposit accounts increased $10,408 or 1.17% in 2003. The Bank had no security gain in 2004. Fees generated from the sale of loans sold to the secondary market decreased $97,111 or 33.1% in 2004 due to a dramatic slowdown in mortgage refinancing. Operating lease income was a new service introduced by the Bank during 2004 and contributed $247,251 to noninterest income in 2004. This service is offered on a very selective basis and the Bank does not expect to see significant growth in this area for 2005.

Non-interest Expense. Non-interest expense for 2004 increased by $1,144,884 or 19.9% from 2003. Salaries and employee benefits increased by $575,035 or 17.3% from $3,325,470 in 2003 to $3,900,505 in 2004. Hiring of additional personnel to cover the growth of the Bank, accounted for the majority of the increase for 2004. Occupancy expense increased 12.2% as the Bank operated five full service branches with the fifth branch beginning operations in June 2004. All other non-interest expense increased $300,392 or 17.3% in 2004. This increase was related to data processing and other expenses incurred due to the Bank’s growth.

Financial Condition

Earning Assets. Average earning assets in 2004 increased $42.4 million or 25.4% over 2003 due to material loan growth in the first half of 2004. This loan growth led the expansion of the balance sheet and the Bank funded the loan growth with a combination of FHLB borrowings and certificates of deposit. The average security portfolio grew $1.8 million or 7.8% to maintain an appropriate amount of securities for pledging purposes and liquidity.

Loan Portfolio. The Bank’s average loans for 2004 were $181.3 million, an increase of 28.1% over $141.6 million in average loans for 2003. The actual balance, before the loan loss allowance, at the end of 2004 was $205.2 million, representing an increase of $48 million from 2003. Loan growth for 2004, was evenly weighted throughout the year with several large, high quality loans greatly increasing the Bank’s outstanding balances. The growth was concentrated in commercial and commercial real estate. The Bank’s growth in loans was assisted by the new lenders hired in late 2002 who were able to complete the transfer of several material customer relationships once established with our organization. The Bank hired three additional relationship mangers during 2004 in an effort to continue the Bank’s growth. The Bank feels strongly that the key to success in lending, as well as for the Bank as a whole, is to hire talented employees to provide outstanding customer service in a safe and sound manner.

Investment Securities. Cornerstone’s average investment securities portfolio increased $3.0 million from 2003 to 2004, while Federal Funds remained relatively constant. The average investment portfolio and average federal funds sold for 2004 was $28.3 million. Cornerstone maintains an investment strategy of seeking portfolio yields within acceptable risk levels as well as providing liquidity, pledging requirements and GAP management. To accomplish these strategies, the Bank positioned the Investment Portfolio on the assumption that there was a higher probability of rates going up than down and as a result took a cautious interest rate stance and invested appropriately. The two vehicles used the most often were US Agency LIBOR floaters that have rates tied to LIBOR and adjust their rates monthly, and US Agency callable notes structured with an interest rate cushion to protect the Bank if interest rates rise. Both investments have a lower yield but are less likely to devalue if rates increase. Cornerstone maintains two classifications of investment securities: “Held to Maturity” and “Available for Sale.” The “Available for Sale” securities are carried at fair market value, whereas “Held to Maturity” securities are carried at book value. At year-end 2004, unrealized losses in the “Available for Sale” portfolio amounted to $64,548.

Intangibles. During 2002, the Company adopted the provisions of Statement of Financial Statement No. 142 Goodwill and other Intangible Assets concerning the $2,541,476 goodwill created by the merger with the Bank of East Ridge. Goodwill is tested annually for impairment. If the carrying value of goodwill exceeds the fair value, a write-down is recorded. No impairment loss was recognized during 2004, 2003 or 2002.

Deposits. Cornerstone’s average deposits increased $33.2 million or 23.8% from 2003 to 2004. From year-end 2003 to year-end 2004, total deposits increased $28.5 million or 17.9%. The Bank’s deposit strategy continues to be focused on attracting transaction deposits from business customers while filling funding gaps with certificate of deposit specials to attract incremental funds while not driving up the cost of certificates already on the books. The Bank saw extraordinary success during 2004 in attracting business and public deposits to the Bank. Average interest bearing transaction accounts increased 15.2% while average demand deposits increased 52.4%. This success partially funded the Bank’s loan growth and allowed the Bank to maintain its net interest margin at an above peer bank level. The Bank expects to continue its focus on attracting deposits from businesses, especially transaction accounts, which are less expensive and tie the customer base closely to the Bank.

Capital Resources. Stockholders average equity increased $2.5 million or 15.3%. The Company had net income of $2,571,083 in 2004, and the value of the investment security portfolio’s unrealized gains, net of tax, decreased from $180.6 thousand to $116.0 thousand. The actual balance of stockholder’s equity increased $7.9 million or 46.8% from $16.9 million as of the end of 2003 to $24.8 million. The Company initiated a secondary offering of 500,000 shares in 2004 and completed collecting all funds early in 2005. The Company’s secondary offering, net of expenses, raised approximately $7.4 million in new equity. The Company retired its debt of $2.15 million with Fifth-Third Bank and placed $1 million in capital funding at the Bank. The remaining funds will be used for funding capital at the Bank as it continues to grow.

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

AVERAGE BALANCE AND YIELD/RATE AMOUNTS Year Ended December 31,

(In thousands)	2004			2003			2002
	Average	Interest Inc.	Average	Average	Interest Inc.	Average	Average	Interest Inc.	Average
	Balance	/Expense(1)	Yield/Rate	Balance	/Expense(1)	Yield/Rate	Balance	/Expense(1)	Yield/Rate
ASSETS
Interest-earning assets:
Loans(1)(2)	$181,335	$13,030	7.19%	$141,586	$10,326	7.29%	$107,676	$8,544	7.94%
Investment securities	27,115	1,006	3.87%	24,118	980	4.16%	22,338	1,124	5.12%
Federal funds sold	1,218	23	1.89%	1,550	20	1.29%	1,844	34	1.84%
Other earning assets	--		0.00%	--		0.00%	--		0.00%
Total interest-earning assets	209,668	14,059	6.73%	167,254	11,326	6.79%	131,858	9,702	7.37%
Allowance for loan losses	(2,293)			(1,843)			(1,336)
Cash and other assets	16,426			12,791			13,035
Total assets	$223,801			$178,202			$143,557

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Deposits
NOW accounts	28,843	138	0.48%	22,299	66	0.30%	20,148	227	1.12%
Money market/ Savings accts	32,282	429	1.33%	25,467	339	1.33%	18,515	326	1.76%
Time deposits, $100m and over	25,734	649	2.52%	19,430	606	3.12%	19,223	731	3.80%
Time deposits, under $100 m	58,367	1,457	2.50%	54,679	1,577	2.88%	45,936	1,674	3.65%
Total interest-bearing deposits	145,226	2,673	1.84%	121,872	2,588	2.12%	103,822	2,958	2.85%

Federal funds purchased	2,140	33	1.54%	2,248	33	1.47%	641	12	1.91%
Securities sold under
agreement to repurchase	2,575	23	0.89%	2,602	22	0.85%	1,317	15	1.14%
Other borrowings	25,942	846	3.26%	16,123	568	3.52%	7,688	324	4.21%
Total interest-bearing liabilities	175,889	3,575	2.03%	142,848	3,211	2.25%	113,468	3,309	2.92%
Other liabilities:
Demand deposits	27,918			18,017			14,607
Accrued interest payable and
other liabilities	1,408			1,224			831
Total other liabilities	29,326			19,241			15,438

Total liabilities				162,089			128,906
Stockholders' equity	18,586			16,113			14,651

Total Liabilities
and stockholders' equity	$223,801			178,202			143,557

FINANCIAL RATIOS Years Ended December 31,

	2004	2003	2002

Excess of interest-earning assets over interest-bearing liabilities	33,779	24,406	18,390

Ratio of interest-earning assets to interest-bearing liabilities	119.20%	117.08%	116.21%

Net interest income	10,484	8,116	6,394

Interest rate spread (difference between rate earned on interest-
earning assets and rate paid on interest-bearing liabilities)	4.69%	4.54%	4.46%

Net interest margin (net interest income divided by average
interest-earning assets)	5.02%	4.87%	4.86%

(1)	Interest income on loans includes amortization of deferred loan fees and other discounts of $ 229m, $ 115m, and $33m for the fiscal years ended December 31, 2004, 2003, and 2002, respectively.

(2)	Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.

The following table sets forth information regarding the weighted average contractual yields earned on the Company's interest-earning assets and the weighted average interest rates paid on the Company's interest-bearing liabilities outstanding at December 31, 2004. Investment securities available for sale (“AFS”) and held to maturity (“HTM”) are shown at their book values.

Weighted Average of Interest-earning Assets and Interest Bearing Liabilities Year Ended December 31, 2004

	Average
(In thousands)	Amount	Yield/Rate

Interest-earning assets:
Loans	$181,335	7.19%
Investment securities	27,115	3.87%
Federal funds sold	1,218	1.89%
Total interest-earning assets	209,668	6.73%

Interest-bearing liabilities:

NOW Accounts	28,843	0.48%
Money market and savings accounts	32,282	1.33%
Time deposits of $100,000 or more	25,734	2.52%
Time deposits under $100,000	58,367	2.50%
Total deposits	145,226	1.84%

Federal funds purchased	2,140	1.54%
Securities sold under agreement to repurchase	2,575	0.89%
Long term debt	25,942	3.26%
Total interest-bearing liabilities	$175,889	2.03%

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

Interest Income & Expense Analysis Year Ended December 31, 2004 Compared to December 31, 2003

				Net
(In thousands)	Volume	Rate	Mix	Change

Interest income:
Loans (1)(2)	2,858	-181	27	2,704
Investment securities	116	-52	-38	26
Federal funds sold	-6	7	2	3
Other earning assets	0	0	0	0
Total interest income				2,733

Interest expense:
NOW accounts	31	345	-304	72
Money market and saving accounts	91	0	-1	90
Time deposits, $100,000 and over	159	0	-116	43
Time deposits, less than $100,000	92	-5	-207	-120
Total deposits				85

Other borrowings	320	0	-42	278
Federal Funds Purchased	-2	0	1	-1
Securities sold under agreement to repurchase	0	149	-147	2
Total other interest-bearing liabilities				279

Total interest expense				364

Change in net interest income (expense)				2,369

Interest Income & Expense Analysis Year Ended December 31, 2003 Compared to December 31, 2002

				Net
(In thousands)	Volume	Rate	Mix	Change

Interest income:
Loans (1)(2)	2,472	-920	230	1782
Investment securities	72	-255	39	-144
Federal funds sold	-4	-9	-1	-14
Other earning assets	0	0	0	0
Total interest income				1,624

Interest expense:
NOW accounts	6	-185	18	-161
Money market and saving accounts	91	-110	30	11
Time deposits, $100,000 and over	6	-132	1	-125
Time deposits, less than $100,000	252	-421	72	-97
Total deposits				-370

Other borrowings	296	-113	61	244
Federal Funds Purchased	24	-9	6	21
Securities sold under agreement to repurchase	11	19	-23	7
Total other interest-bearing liabilities				272

Total interest expense				-98

Change in net interest income (expense)				1,722

(1)	Loan amounts include non-accruing loans.
(2)	Interest income includes the portion of loan fees recognized in the respective periods.

The following table sets forth the re-pricing of the Company's interest earning assets and interest-bearing liabilities as of December 31, 2004. This interest sensitivity gap table is designed to monitor the Company's interest rate risk exposure within the designated time period. In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Company's interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations. The Company's policy is to attempt to maintain a ratio of cumulative gap to total interest sensitive assets of negative 15.00% to positive 15.00% in the time period of one year or less. Presently, the Bank is in a positive one-year cumulative GAP position of 30.78% and is confident that it is positioned properly for the Federal Reserve’s FOMC anticipated actions during 2005. Once the rates have stabilized to a more historic level the Bank will adjust its GAP to a more neutral position. The Bank to date has not participated in any derivative products to address this issue and does not foresee the need to do so in the immediate future. Below is a table, which reflects the Company's interest-earning assets and interest-bearing liabilities. The information set forth below is based on the following assumptions of management. (i) savings and money market and NOW accounts will be less interest rate sensitive and the re-pricing on these accounts will be spread out over a five-year period; and (ii) securities other than mortgage-backed securities have been scheduled by maturity date while mortgages have been amortized over the life of the mortgage.

Re-pricing of Interest-earning Assets and Interest-bearing Liabilities Year Ended December 31, 2004

(In thousands)	Less than	1 to 5	Over 5
	One Year	Years	Years	Total
Interest Sensitive Assets
Federal Funds sold	--	--	--	--
Investment securities
Taxable (1)	12,741	9,561	2,273	24,575
Tax-exempt (1)	0	262	2,878	3,140
Loans (2)
Fixed rate & adjustable rate 1-4 mort.	18,168	10,092	757	29,017
Scheduled payments	147,643	28,033	528	176,204

Total Interest-Sensitive Assets	178,552	47,948	6,436	232,936
Interest Sensitive Liabilities
NOW	16,166	24,247	--	40,413
Money market	17,765	5,922	--	23,687
Time deposits	59,504	30,237	--	89,741
Other interest-bearing liabilities	13,409	21,000	--	34,409
Long-term debt	--	--	--	--

Total Interest Sensitive Liabilities	106,844	81,406	--	188,250

Interest Sensitivity Gap	71,708	-33,458	6,436	44,686
Cumulative Gap	71,708	38,250	44,686

Ratio of cumulative gap to total
Interest sensitive assets	30.78%	16.42%	19.18%

(1)	All AFS securities are shown at the market value and HTM are shown at book value.
(2)	Non-performing loans are included as interest-earning assets.

Lending Activities

Loan Policy

All lending activities of Cornerstone are under the direct supervision and control of the Directors Loan Committee, which consists of the chief executive officer and four outside directors. Also present at meetings of the committee are the executive vice president and senior lender, the executive vice president and chief operating officer, loan review officer and other lending officers as required. The loan committee enforces loan authorizations for each officer, makes lending decisions on loans exceeding such limits, services all requests for officer credits to extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending category. The Bank’s established maximum loan volume to assets is 85%. The loan portfolio consists primarily of real estate, commercial and installment loans.

General
At December 31, 2004, the Company's loan portfolio constituted approximately 81.47% of the Company's total assets and approximately 83.25% for the Bank. The following table sets forth the composition of the Company's loan portfolio at the indicated dates.

Loan Portfolio Composition Year Ended December 31,

(In thousands)	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial, financial, and agricultural	61,742	30.09%	42,420	26.97%	28,034	22.48%	20,425	19.40%	16,209	19.17%

Real estate - construction	36,824	18.00%	24,081	15.31%	20,517	16.46%	13,190	12.54%	9,976	11.80%

Real estate - mortgage	38,193	18.61%	28,185	17.92%	28,331	22.72%	30,828	29.33%	27,224	32.19%

Real Estate - commercial	61,860	30.14%	56,527	35.94%	41,926	33.62%	34,541	32.85%	25,496	30.15%

Consumer loans	6,602	3.16%	6,077	3.86%	5,880	4.72%	6,170	5.88%	5,669	6.70%

Total loans	205,221	100.00%	157,290	100.00%	124,688	100.00%	105,154	100.00%	84,574	100.00%

The following table sets forth the scheduled maturities of the loans in the Company's loan portfolio as of December 31, 2004 based on their contractual terms to maturity. Overdrafts are reported as due in less than one year. Loans unpaid at maturity are renegotiated based on current market rates and terms.

Loans Maturing Year Ended December 31, 2004

	Less than	One to	More than
	One Year	Five Years	Five Years	Total

Commercial, financial and agricultural	56,430	5,312	--	61,742

Real estate - construction	34,515	2,309	--	36,824

Real estate - mortgage	26,998	10,285	910	38,193

Real estate - commercial	41,764	19,667	429	61,860

Consumer loans	3,069	3,409	124	6,602

Total Loans	162,776	40,982	1,463	205,221

Types of Loans

Commercial Loans

Commercial, industrial, and non-farm non-residential loans, hereinafter referred to as commercial loans (excluding commercial construction loans) totaled $61.7 million or 30.1% of the Company’s loan portfolio at December 31, 2004. Commercial loans consist of loans and lines of credit to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital. The terms of the Bank's commercial loans generally range from 90 days to a 15 year amortization with a five year balloon. The loans generally carry interest rates, which adjust in accordance with changes in the prime rate, but when appropriate will be fixed to match the borrower’s needs. Substantially all of the Bank's commercial loans are secured and guaranteed by the principals of the borrower. This is the fastest growing area of the loan portfolio and is being staffed to continue this trend. The Bank believes this area has the best potential for future growth and has the highest barriers of entry to our competitors.

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

Real Estate - Construction Loans

As of December 31, 2004, Cornerstone had $36.8 million in construction and development loans outstanding, which represented 18.0% of the loan portfolio. All construction and development loans are held in the Bank’s loan portfolio. The Bank makes residential construction loans to owner-occupants and to persons building residential properties for resale. The Bank has two main areas of construction loans: one is to residential real estate developers for speculative or custom single-family residential properties, and the other is to custom commercial construction projects with guaranteed takeout provisions. Construction loans are usually variable rate loans made for terms of one year or less, but extensions are permitted if construction has continued satisfactorily and if the loan is current and other circumstances warrant the extension. Construction loans are limited to 80% of the appraised value of the lot and the completed value of the proposed structure.

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

Real Estate - Mortgage Loans

At December 31, 2004, real estate mortgage loans totaled $ 38.2 million or 18.61% of the Company's loan portfolio. Real estate mortgage loans include all one to four family residential loans secured by real estate for purposes other than construction or acquisition and development. All real estate loans are held in the Bank’s loan portfolio except for loans that are designated as loans held for sale. The loans held for sale are FHLB or FNMA qualified and have been pre-approved by an underwriting specialist prior to closing. As of December 31, 2004, the Bank held $0.3 million of these secondary market mortgages. The remainder of the Bank’s mortgage loans are home equity loans and are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10-15 year period. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

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

Real Estate -Commercial

At December 31, 2004, commercial real estate mortgage loans totaled $ 61.8 million or 30.1% of the Company's loan portfolio. Commercial real estate mortgage loans include all one to four family residential loans secured by real estate for purposes other than construction or acquisition and development. All real estate loans are held in the Bank’s loan portfolio except for loans that have been participated to correspondent banks. The Bank will sell these participations once a loan exceeds the Bank’s legal lending limit or is deemed appropriate by the Director’s Loan Committee. Commercial real estate mortgage loans are a combination of properties that are leased out or used for a primary place of a business the Bank has a relationship with. Most of the commercial real estate loans have fixed interest rates for terms of one to three years with balloon payment provisions and are amortized over a 10-15 year period, but whenever possible the Bank will seek a variable rate loan which would be tied to the New York prime rate and adjusted monthly. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

Commercial real estate loans are made for up to 85% of the value of the property securing the loan, based upon an appraisal if the loan amount is over $100,000. The Bank also requires title insurance to insure the priority of the property lien on its real estate loans over $50,000 and requires fire and casualty insurance on all of its loans.

Consumer Loans

At December 31, 2004, consumer loans totaled $ 6.6 million or 3.2% of the Company's loan portfolio. These loans consist of consumer installment loans and consumer credit card balances. As of December 31, 2004, the Bank had $0.3 million credit card balances outstanding

The Bank makes both secured and unsecured consumer loans for a variety of personal and household purposes. Most of the Bank's consumer loans are automobile loans, boat loans, property improvement loans and loans to depositors on the security of their certificates of deposit. These loans are generally made for terms of up to five years at fixed interest rates. The Bank considers consumer loans to involve a relatively high credit risk compared to real estate loans. Consumer loans, therefore, generally yield a relatively high return to the Bank and provide a relatively short maturity. The Bank believes that the generally higher yields and the shorter terms available on various types of consumer loans tend to offset the relatively higher risk associated with such loans, and contribute to a profitable spread between the Bank's average yield on earning assets and the Bank's cost of funds.

Lending Commitments

As of December 31, 2004, commitments under standby letters of credit and undisbursed loan commitments aggregated approximately $42,810,000. This number includes all lines that have not been fully drawn and loan commitments in the same status.

Origination, Purchase and Sale of Loans

The Bank originates loans primarily in Hamilton County, Tennessee. The Bank also originates loans in Marion, Sequatchie, and Bradley Counties in Tennessee, and Dade, Walker and Catoosa Counties in Georgia, each of which is contiguous to Hamilton County. Loans are originated by thirteen loan officers who operate from the Bank's offices in Chattanooga. These loan officers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others. The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices.

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

The Bank’s loan approval process is intended to be conservative but also responsive to customer needs. Loans are approved in accordance with the Bank's written loan policy, which provides for several tiers of approval authority, based on a borrower's aggregate debt with the Bank. Certain loan officers have the authority to approve loans of up to $ 500,000. All other loan officers have the authority to approve secured loans of up to at least $ 25,000. There is an Officers Loan Committee comprised of the senior officers of the Bank which must approve any loan that increases the borrower’s aggregate indebtedness above an individual officer’s limit, but that is not more than $ 2,000,000. The Directors Loan Committee must approve all loans over $ 2,000,000 up to $ 4,500,000. All loans above $4,500,000 up to the Bank’s legal lending limit must be approved by the Board of Directors of the Bank. The Bank’s legal lending limit is 25% of the Bank’s qualifying equity for secured loans and 15% for unsecured loans.

The Bank has in the past purchased and sold commercial loan participations with correspondent banks and will continue the practice when management feels the action would be in the best interest of shareholders. The purchase of loan participations allows the Bank to expand its loan portfolio and increase profitability while still maintaining the high credit standards, which are applied to all extensions of credit made by the Bank. The sale of loan participations allows the Bank to make larger loans, which it otherwise would be unable to make due to capital or other funding considerations. As of the end December 31, 2004, the Bank had participations purchased totaling $0.7 million and participations sold of $18.8 million.

Loan Fee Income

In addition to interest earned on loans, the Bank receives origination fees for making loans, commitment fees for making certain loans, and other fees for miscellaneous loan-related services. Such fee income varies with the volume of loans made, prepaid or sold, and the rates of fees vary from time to time depending on the supply of funds and competitive conditions.

Commitment fees are charged by the Bank to the borrower for certain loans and are calculated as a percentage of the principal amount of the loan. These fees normally are deducted from the proceeds of the loan and generally range from 1/2% to 2% of the principal amount, depending on the type and volume of loans made and market conditions such as the demand for loans, the availability of money and general economic conditions. The Bank complies with FASB 91 and amortizes all significant loan fees over the life of the loan.

The Bank also receives miscellaneous fee income from late payment charges, overdraft fees, property inspection fees, and miscellaneous services related to its existing loans. For the year ended December 31, 2004, the Bank recognized origination, commitment and other loan fees totaling $1,425,233 which equaled 10.1% of the Company’s total interest income for the year.

Problem Loans and Allowance for Loan Losses

Problem Loans

In originating loans, the Company recognizes that it will experience credit losses and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan. The Company has instituted measures at the Bank which are designed to reduce the risk of, and monitor exposure to, credit losses.

The Bank’s loan portfolio is systematically reviewed by the Bank's management, internal auditors, external auditors, and State and Federal regulators to ensure that the Bank’s larger loan relationships are being maintained within the loan policy guidelines, and remain properly underwritten. Input from all the above sources is used by the Bank to take corrective actions as necessary. As discussed below, each of the Bank's loans is assigned a rating in accordance with the Bank's internal loan rating system. All past due loans are reviewed by the Bank's senior lending officers and all past due loans over $25,000 are reviewed monthly by the Director’s Loan Committee. All loans classified as substandard or doubtful, as well as any "special mention" loans (defined in the following paragraph), are placed on the Bank’s watch list and reviewed at least monthly by the Director’s Loan Committee. In addition, all loans to a particular borrower are reviewed, regardless of classification, each time such borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal. Such reviews include, but are not limited to, the ability of the borrower to repay the loan, a re-assessment of the borrower’s financial condition, the value of any collateral and the estimated potential loss to the Bank, if any.

The Bank's internal problem loan rating system establishes three classifications for problem assets: substandard, doubtful and loss. Additionally, in connection with regulatory examinations of the Bank, Federal and State examiners have authority to identify problem assets and, if appropriate, require the Bank to classify them. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. Consequently, such assets are charged-off in the month they are classified as loss. Federal regulations also designate a "special mention" category, described as assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention.

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

The Bank attempts to sell real estate owned promptly after foreclosure, and it sold $103,265 of its real estate owned due to loan foreclosures during the year ended December 31, 2004. The book value of real estate owned that was sold by the Bank during the year ended December 31, 2004 totaled $98,000. As of December 31, 2004, the Bank had $44,916 in value of real estate owned as a result of foreclosure.

The following table sets forth information regarding the Company's delinquent and non-performing assets as of the dates indicated.

Delinquent and Non-performing Assets Year Ended December 31,

(In thousands)	2004	2003

Accruing loans which are contractually past due 90 days or more:

Commercial, financial, and agricultural	0	0
Real estate - construction	0	0
Real estate - mortgage	0	0
Consumer	0	0
Total	0	0

Ratio of delinquent (30 days or more) but accruing loans to:
Total loans	0.34%	0.20%
Total assets	0.28%	0.16%

Non-accruing loans (90 days or more):
Commercial, financial, and agricultural	0	0
Real estate - construction	102	0
Real estate - mortgage	39	0
Consumer loans	0.8	0
Total	141.8	0

Real estate acquired through foreclosure	98	98
Property acquired through repossession	20	33
Total	118	131

Total loans	205,221	157,290

Ratio of non-performing assets to total loans	0.10%	0.08%

Allowance for Loan Losses

The allowance or reserve for possible loan losses is a means of absorbing future losses, which could be incurred from the current loan portfolio. The Bank maintains an allowance for possible loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances.

The Bank maintains a general allowance equal to approximately 1.25% of the total principal amount of loans outstanding and management adjusts the general allowance monthly by charges or credits to income in response to changes in the outstanding loan balance. Management also may establish specific loan loss allowances for specific loans after considering such factors as past delinquencies on the loan, the value of the underlying collateral and the size of the loan. A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the general allowance for loan losses as of December 31, 2004 is adequate to absorb possible losses from loans currently in the portfolio.

The following table summarizes the Company's loan loss experience for the periods indicated.

	Loan Loss Analysis
	Years Ended December 31,

(In thousands)	2004	2003	2002	2001	2000

Average loans	181,335	141,586	107,676	90,860	80,256

Allowance for possible loan losses, beginning of the period	2,011	1,591	1,322	1,142	1,002

Charge-offs for the period:
Commercial, financial, and agricultural	158	223	423	129	267
Real estate - construction	0	0	0	45	0
Real estate - mortgage	138	6	12	69	209
Consumer	69	106	62	60	186
Total charge-offs	365	335	497	403	662

Recoveries for the period:
Commercial, financial, and agricultural	149	183	75	108	131
Real estate - construction	0	3	0	1	0
Real estate - mortgage	7	0	7	3	54
Consumer	23	24	27	36	95
Total recoveries	179	210	109	148	242

Net charge-offs for the period	186	125	388	255	420

Provision for loan losses	840	545	683	435	560

Adjustments	0	0	-26	0	0

Allowance for possible loan losses, end of the period	2,665	2,011	1,591	1,322	1,142

Ratio of allowance for loan losses to total average loans outstanding	1.47%	1.42%	1.48%	1.46%	1.42%

Ratio of net charge-offs during the period to average loans
outstanding during the period	0.10%	0.09%	0.36%	0.28%	0.52%

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

The following table sets forth the Company's allocation of the allowance for loan losses as of December 31, 2004, 2003 and 2002.

Allowance for Loan Losses Year Ended December 31,

	2004		2003		2002
(In thousands)		Percent of loans by		Percent of loans by		Percent of loans by
Balance at end of period applicable to	Amount	category to total loans	Amount	category to total loans	Amount	category to total loans

Commercial, financial, and agricultural	$1,002	30.09%	$840	26.94%	$537	22.48%
Real estate - construction	962	18.00%	539	15.32%	524	16.46%
Real estate - commercial	361	30.14%	352	31.84%	245	22.72%
Real estate - mortgage	130	18.61%	139	22.39%	138	33.62%
Consumer	211	3.16%	141	3.51%	147	4.72%
Total	$2,665	100.00%	$2,011	100.00%	$1,591	100.00%

Allowance for Loan Losses (continued) Year Ended December 31,

	2001		2000
(In thousands)		Percent of loans by		Percent of loans by
Balance at end of period applicable to Amount	Amount	category to total loans	Amount	category to total loans

Commercial, financial, and agricultural	$388	19.58%	$218	19.58%
Real estate - construction	332	12.54%	135	11.80%
Real estate - commercial	251	27.21%	344	30.15%
Real estate - mortgage	200	34.97%	368	31.77%
Consumer	151	5.70%	77	6.70%
Total	$1,322	100.00%	$1,142	100.00%

Investment Activities

Investment Policy

The objective of the Company’s investment policy is to invest funds not otherwise needed to meet the loan demand of the Company’s market area and to meet the following five objectives: Gap Management, Liquidity, Pledging, Return, and Local Community Support. In doing so, Cornerstone uses the portfolio to provide structure and liquidity that the loan portfolio cannot. The management investment committee balances the market risk and credit risks against the potential investment return, make investments compatible with the pledge requirements of the Company’s deposit of public funds, maintain compliance with regulatory investment requirements, and assists the various public entities with their financing needs. The management investment committee is authorized to execute security transactions for the investment portfolio based on the decisions of the Board of Directors Asset Liability Committee (“ALCO”). All the investment transactions occurring since the previous ALCO meeting are reviewed by the ALCO at its next monthly meeting, in addition to the entire portfolio. The investment policy allows portfolio holdings to include short-term securities purchased to provide Cornerstone’s needed liquidity and longer-term securities purchased to generate stable income for Cornerstone during periods of interest rate fluctuations.

The Company's investment portfolio totaled $ 27.7 million or 11.1% of total assets at December 31, 2004.

The following table sets forth the carrying value of the Bank's investments at the dates indicated. Securities are held in both available for sale and held to maturity categories. Securities available for sale are carried at fair market value and securities held to maturity are held at their book value.

Bank Investments Year Ended December 31,

(In thousands)	2004	2003	2002
Securities available for sale:
U.S. Government and Agency obligations	10,977	11,088	10,277
Mortgage-backed and other securities	11,326	11,208	8,394
States & political subdivisions tax-exempt	3,140	1,453	1,438
Corporate-debt	1,027	1,077	1,066
Total	26,470	24,826	21,175

Securities held to maturity:
U.S. Government and Agency obligations	0	0	0
Mortgage-backed and other securities	391	641	1,025
States & political subdivisions tax-exempt	0	0	0
Total	391	641	1,025

Federal Home Loan Bank stock (FHLB), at cost	854	582	506

Total Securities	27,715	26,049	22,706

The following table sets forth the book value of the Bank's investments at December 31, 2004, the weighted average yields on the Bank's investments at December 31, 2004 and the periods to maturity of the Bank's investments from December 31, 2004.

Weighted Average on Available for Sale Investments Periods to Maturity from December 31, 2004

(In thousands)	1 year or less		1 - 5 years		5 - 10 years		Over 10 years
		Weighted		Weighted		Weighted		Weighted
	Amount	Avg. Yield(1)	Amount	Avg. Yield(1)	Amount	Avg. Yield(1)	Amount	Avg. Yield(1)
Available for Sale:
U. S. Treasuries	0	0.00%	0	0.00%	0	0.00%	0	0.00%
U. S. Government agencies	0	0.00%	8,982	4.27%	1,995	4.37%	0	0.00%
Mortgage backed securities (2)	0	0.00%	20	6.17%	0	0.00%	11,307	2.00%
Tax-exempt municipal bonds	0	0.00%	262	6.02%	955	5.79%	1,923	6.31%
Other bonds, notes, debentures,
and securities	510	3.74%	517	5.93%	0	0.00%	0	0.00%
Total	510	3.74%	9,780	4.41%	2,950	4.83%	13,230	2.62%

Total Available for Sale	26,470	3.56%

Weighted Average on Held to Maturity Investments Periods to Maturity from December 31, 2004

(In thousands)	1 year or less		1 - 5 years		5 - 10 years		Over 10 years
		Weighted		Weighted		Weighted		Weighted
	Amount	Avg. Yield (1)	Amount	Avg. Yield (1)	Amount	Avg. Yield (1)	Amount	Avg. Yield (1)
Held to Maturity:
U. S. Treasuries	0	0.00%	0	0.00%	0	0.00%	0	0.00%
U. S. Government agencies	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Mortgage backed securities (2)	0	0.00%	5	6.75%	37	6.68%	349	3.92%
Tax-exempt municipal bonds	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Other bonds, notes, debentures,
and securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Total	0	0.00%	5	6.75%	37	6.68%	349	3.92%

Total Held to Maturity	391	4.31%

FHLB, at cost	854	3.74%

Total Securities	27,715	3.57%

(1)	The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.
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

Deposits

The Bank offers several types of deposit accounts, with the principal differences relating to the minimum balances required, the time period the funds must remain on deposit and the interest rate. Deposits are obtained primarily from the Bank's Chattanooga Metropolitan Statistical Area (MSA). The Bank does not advertise for deposits outside of this area. The Bank does not solicit funds from brokers, nor does it rely upon any single person or group of related persons for a material portion of its deposits. A principal source of deposits for the Bank consists of short-term money market and other accounts, which are highly responsive to changes in market interest rates. Accordingly, the Bank, like all financial institutions, is subject to short-term fluctuations in deposits in response to customer actions due to changing short-term market interest rates. The ability of the Bank to attract and maintain deposits and the Bank's cost of funds has been and will continue to be significantly affected by money market conditions.

The following tables set forth the composition of deposits for the Company, excluding accrued interest payable, by type for the years ended December 31, 2004, December 31, 2003 and December 31, 2002.

Deposit Composition Year Ended December 31,

(In thousands)	2004	2003	2002

Demand deposits	$34,024	$22,327	$20,586
NOW accounts	32,855	28,514	19,485
Savings & Money market deposits	31,211	27,712	21,007
Time deposits under $100,000	59,653	58,535	50,505
Time deposits $100,000 and over	30,089	22,264	18,863
Total deposits	$187,832	$159,352	$130,446

The following table presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

Average Amount and Average Rate Paid on Deposits Year Ended December 31,

(In thousands)	2004		2003		2002

Demand deposits	$27,918		$18,017		14,607
NOW accounts	28,843	0.48%	22,299	0.30%	20,148	1.12%
Savings & Money market deposits	32,282	1.33%	25,467	1.33%	18,515	1.76%
Time deposits under $100,000	58,367	2.50%	54,679	2.88%	45,936	3.65%
Time deposits $100,000 and over	25,734	2.52%	19,430	3.12%	19,223	3.80%
Total deposits	$173,144	1.55%	$139,892	1.85%	$118,429	2.50%

Borrowings

The Bank joined the Federal Home Loan Bank of Cincinnati in October of 2000. The Federal Home Loan Bank (the “FHLB”) allows the Bank to borrow funds on a contractual basis many times at rates lower than the costs of local certificates of deposit. In addition, the FHLB has the ability to provide structured advances that best reduce or leverage the interest rate risk of the Bank. The Bank as of the end of the year had $27 million outstanding with the FHLB. All the loans are from $2 to $5 million in size and are structured as ten year obligations with an optional conversion to a floating rate after a stated period of time. The loans have maturities ranging from December 2010 to May 2014 and have conversion dates ranging from immediate to September 2007. Interest rates ranges from 2.4% to 5.0%. The Bank has several Federal Funds lines of credit available with correspondent banks with a total availability of $11 million as of the end of 2004. In addition, the Bank has the right to borrow from the Federal Reserve Bank if necessary to supplement its supply of funds available for lending and to meet deposit withdrawal requirements. As of December 31, 2004, the Company had established a line of credit of $5.0 million priced at 1 month LIBOR plus 150 basis points. The loan was established to insert capital infusions to the Bank to fund growth or retire treasury stock, if any, as needed. This line allows the Company to act as a source of strength for the Bank without the expense or dilution of additional common stock. As of December 31, 2004 the Company had drawn $0 on the line and has the entire amount available to inject capital into the Bank or fund other investments.

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

The primary function of asset / liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but also to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can profitably deploy its assets and therefore optimize earnings. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

The asset portion of the balance sheet provides liquidity primarily through loan repayment and maturity of investment securities. Additional sources of liquidity are the investment in Federal Funds sold and prepayments from the mortgage backed securities from the investment portfolio.

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. Other short-term liabilities, which do not qualify as a deposit, are Federal Funds purchased and securities under agreement to repurchase (REPO’s). Both are temporary solutions for liquidity as Federal Funds must be paid off at least once every 30 days and REPO’s must be collateralized by investment securities. At year-end December 31, 2004, the Company had $3.2 million Federal Funds purchased and $4.2 million in REPO’s. Longer-term liabilities are limited to FHLB advances, which would be used to reduce interest rate risk, and Company loans used to repurchase common stock or finance any acquisition in the future.

Capital Resources / Liquidity

Liquidity. Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. The Company’s liquidity, represented by cash and cash from banks, is a result of its operating, investing and financing activities. In order to ensure funds are available at all times, the Company devotes resources to projecting on a monthly basis the amount of funds accessible. Liquidity requirements can also be met through short-term borrowing or the disposition of short-term assets, which are generally matched to correspond to the maturity of liabilities.

The Company’s liquidity target is measured by adding the Bank’s net cash, short term and marketable securities not pledged and dividing this number by total deposits and short-term liabilities not secured by assets pledged. The approved liquidity policy is targeted at 10% and currently the Bank’s liquidity ratio is 12.2%. The Company is not subject to any specific liquidity requirements imposed by regulatory orders. The Company is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands, which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

The following table sets forth liquidity ratios for periods indicated:

	December 31, 2004	December 31, 2003
Average loans to average deposits	104.73%	101.2%

Impact of Inflation and Changing Prices. The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of the financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. Management is concerned with two inflationary factors; the first and the most common is the general impact of inflation on operations of the Company and is reflected in increased operating costs. The other and most dangerous to the Bank’s profitability is interest rate adjustments by the Federal Reserve and the general fixed income market in reaction to inflation. In other words, interest rate risk, unlike most industrial companies, substantially impacts the Company because virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates may have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services and each issue must be dealt with independently.

Capital Adequacy

Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The objective of the Company’s management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability by effectively allocating resources to more profitable business, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of actual equity to average assets and actual equity to risk-adjusted assets.

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

The following tables set forth the composition of the Bank's capital at December 31, 2004 and 2003.

Bank Capital Year Ended December 31,

(In thousands)	December 31, 2004	December 31, 2003
Capital:
Tier I Capital:
Stockholders’ equity	$19,989	$14,759
Less Gain on AFS Securities	(116)	(181)
Plus loss of AFS Securities	--	--
Less disallowed intangibles	--	--
Total Tier I capital	19,873	14,578

Tier II capital:
Qualifying debt	--	--
Reserve for Noncore Bank Accts	263	--
Qualifying allowance for loan losses	2,665	2,026
Less disallowed intangibles	(289)	--
Total Tier II capital	22,512	16,604
Total capital	22,512	16,604

Risk-adjusted assets	218,199	162,039
Average assets	221,073	175,720

Ratios:
Tier I capital to risk-adjusted assets	9.11%	9.00%
Tier II capital to risk-adjusted assets	10.32%	10.25%
Leverage - Tier I capital to average assets
Less disallowed intangibles	8.99%	8.30%

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

	Total Risk-Based	Tier I Risk-Based
	Capital Ratio	Capital Ratio	Leverage Ratio
Well-capitalized	10%or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Under capitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	--	--	2% or less

On December 31, 2004, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations. There are no existing accounting pronouncements or guidance that is expected to be adopted by the Bank during 2005. Further, there are no critical accounting policies applied that have alternative applications which would likely change the results of operations in a material amount. Management of the Bank believes it has made the proper judgements about its selection of accounting policies.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included on page F-1 through F-34 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Neither the Company nor the Bank has had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of November 30, 2004 (the “Evaluation Date”). Based upon such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors and executive officers of the Company is set forth under the caption “Proposals - Election of Directors” in the Company’s 2005 Proxy Statement. Such information is incorporated into this report by reference. Information relating to audit committee financial experts is set forth under the caption “Audit Committee Report - Identification of Members and Functions of Committee” in the Company’s 2005 Proxy Statement. Such information is incorporated into this report by reference. Information relating to compliance with the reporting requirements of Section 16 (a) of the Exchange Act by the Company’s executive officers and directors, persons who own more than ten percent of the Company’s common stock and their affiliates who are required to comply with such reporting requirements is set forth under the caption “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s 2005 Proxy Statement. Such information is incorporated into this report by reference.

The Company has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

Information relating to director compensation is set forth under the caption “Information About the Board of Directors and its Committees - Compensation of Directors” in the Company’s 2005 Proxy Statement, and information relating to executive compensation is set forth under the caption “Executive Compensation” in the Company’s 2005 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to ownership of the Company’s common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2005 Proxy Statement. Such information is incorporated into this report by reference. Information relating to equity compensation plans is set forth under the caption “Executive Compensation - Equity Compensation Plan Information as of December 31, 2004 in the Company’s 2005 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain transactions between the Company, and its affiliates and certain other persons is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s 2005 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(1)    The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included on page F-1 through F-34 of this Annual Report on Form 10-KSB:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity  for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

All other financial statement schedules not listed are omitted because either they are not applicable, not required or the required information is included in the consolidated financial statements or the notes thereto.

(2)    The following documents are filed or incorporated herein by reference as exhibits to this report:

Exhibit No.	Description

3.1	Amended and Restated Charters of Cornerstone Bancshares, Inc. (1)
3.2	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (2)
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.
10.1	Cornerstone Bancshares, Inc. Statutory and Nonstatutory Stock Option Plan. (4)
10.2	Cornerstone Bancshares, Inc. 2004 Long-Term Incentive Plan. (5)
10.3	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Plan. (6)
10.4	Employment Agreement between Cornerstone Bancshares, Inc. and Gregory B. Jones. (7)
10.5	Employment Agreement between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes. (8)
10.6	Employment Agreement between Cornerstone Bancshares, Inc. and Jerry D. Lee. (9)
14	Code of Ethics. (10)
21	Subsidiaries of the registrant.
31	Certifications of chief executive officer and chief financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

(1)	Incorporated by reference from Exhibit 3.1 of the registrant’s Form 10-KSB filed on March 24, 2004 (File No. 000-30497).
(2)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004 (File No. 000-30497).
(3)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-KSB filed on March 24, 2004 (File No. 000-30497).
(4)	Incorporated by reference from Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(5)	Incorporated by reference from Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(6)	Incorporated by reference from Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(7)	Incorporated by reference from Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(8)	Incorporated by reference from Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(9)	Incorporated by reference from Exhibit 10.4 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(10)	Incorporated by reference from Exhibit 14 of the registrant’s Form 10-KSB on March 24, 2004 (File No. 000-30497)

(b)	The following reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended December 31, 2004:

(1)	Form 8-K filed on January 18, 2005 reporting earnings results for the fiscal quarter ended December 31, 2004.
(2)	Form 8-K filed on December 1, 2004 reporting the declaration of a cash dividend.
(3)	Form 8-K filed on October 15, 2004 reporting earnings results for the fiscal quarter ended September 30, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is set forth under the caption “Audit Committee Report - Audit Fees” in the Company’s 2005 Proxy Statement. Such information is incorporated into this report by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC.

Date: March 18, 2005	By:	/s/ Gregory B. Jones

Gregory B. Jones Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Nathaniel F. Hughes

Nathaniel F. Hughes President and Chief Operating Officer (princicpal financial officer and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2005.

Signature	Title

/s/ Gregory B. Jones	Chairman of the Board and Chief Executive Officer
Gregory B. Jones	and Director (principal executive officer)

/s/ B. Kenneth Driver	Director
B. Kenneth Driver

/s/ Karl Fillauer	Director
Karl Fillauer

/s/ Nathaniel F. Hughes	President and Chief Operating Officer
Nathaniel F. Hughes	(principal financial officer and accounting officer)
and Director

/s/ Jerry D. Lee	Executive Vice President and Senior Lender and Director
Jerry D. Lee

/s/ James H. Large	Director
James H. Large

/s/ Lawrence D. Levine	Director
Lawrence D. Levine

/s/ Russell W. Lloyd	Director
Russell W. Lloyd

/s/ Earl A. Marler, Jr.	Director
Earl A. Marler, Jr.

/s/ Doyce G. Payne	Director
Doyce G. Payne

/s/ Turner Smith	Director
Turner Smith

/s/ Billy O. Wiggins	Director
Billy O. Wiggins

/s/ Marsha Yessick	Director
Marsha Yessick

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Charters of Cornerstone Bancshares, Inc. (1)
3.2	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (2)
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.
10.1	Cornerstone Bancshares, Inc. Statutory and Nonstatutory Stock Option Plan. (4)
10.2	Cornerstone Bancshares, Inc. 2004 Long-Term Incentive Plan. (5)
10.3	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Plan. (6)
10.4	Employment Agreement between Cornerstone Bancshares, Inc. and Gregory B. Jones. (7)
10.5	Employment Agreement between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes. (8)
10.6	Employment Agreement between Cornerstone Bancshares, Inc. and Jerry D. Lee. (9)
14	Code of Ethics. (10)
21	Subsidiaries of the registrant.
31	Certifications of chief executive officer and chief financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

(1)	Incorporated by reference from Exhibit 3.1 of the registrant’s Form 10-KSB filed on March 24, 2004 (File No. 000-30497).
(2)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004 (File No. 000-30497).
(3)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-KSB filed on March 24, 2004 (File No. 000-30497).
(4)	Incorporated by reference from Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(5)	Incorporated by reference from Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(6)	Incorporated by reference from Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(7)	Incorporated by reference from Exhibit 10.2 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(8)	Incorporated by reference from Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(9)	Incorporated by reference from Exhibit 10.4 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(10)	Incorporated by reference from Exhibit 14 of the registrant’s Form 10-KSB on March 24, 2004 (File No. 000-30497)

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee
February 18, 2005

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and due from banks	$6,900,054	$7,071,075
Federal funds sold	--	3,060,000
Cash and cash equivalents	6,900,054	10,131,075
Securities available for sale	26,470,691	24,825,961
Securities held to maturity (fair value of $393,097 in 2004 and $648,079 in 2003)	390,599	640,651
Federal Home Loan Bank stock, at cost	854,200	582,300
Loans, net of allowance for loan losses of $2,665,464 in 2004 and $2,011,329 in 2003	202,555,862	155,278,321
Bank premises and equipment, net	5,967,735	4,292,566
Accrued interest receivable	1,184,478	938,763
Goodwill	2,541,476	2,541,476
Other assets	1,749,539	1,765,604
Total assets	$248,614,634	$200,996,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$34,024,241	$22,326,841
Interest-bearing demand deposits	32,855,396	28,513,598
Savings deposits and money market accounts	31,211,457	27,712,339
Time deposits of $100,000 or more	30,089,057	22,264,211
Time deposits under $100,000	59,652,751	58,535,286
Total deposits	187,832,902	159,352,275

Accrued interest payable	91,595	102,163
Federal funds purchased and securities sold under agreements to repurchase	7,409,162	6,084,078
Federal Home Loan Bank advances and note payable	27,000,000	17,400,000
Other liabilities	1,473,655	1,154,700
Total liabilities	223,807,314	184,093,216

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized; no shares issued	--	--
Common stock -$1.00 par value; 10,000,000 shares authorized in 2004 and 2,000,000 shares
authorized in 2003; shares issued and outstanding - 2,868,823 in 2004 and 1,243,617 in 2003	2,868,823	1,243,167
Common stock subscribed; 119,961 shares in 2004	119,961	--
Additional paid-in capital	19,160,936	12,183,868
Retained earnings	4,340,981	3,295,884
Accumulated other comprehensive income	116,034	180,582
	26,606,735	16,903,501
Stock subscriptions receivable	(1,799,415)	--
Total stockholders' equity	24,807,320	16,903,501
Total liabilities and stockholders' equity	$248,614,634	$200,996,717

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
INTEREST INCOME
Loans, including fees	$13,029,972	$10,326,391	$8,544,465
Securities and interest-bearing deposits in other banks	1,006,068	980,062	1,123,648
Federal funds sold	22,675	19,965	34,179
Total interest income	14,058,715	11,326,418	9,702,292

INTEREST EXPENSE
Time deposits of $100,000 or more	648,651	606,162	730,832
Other deposits	2,024,596	1,981,634	2,227,329
Federal funds purchased and securities sold under agreements to repurchase	56,269	54,947	26,939
Federal Home Loan Bank advances and note payable	845,775	568,056	323,540
Total interest expense	3,575,291	3,210,799	3,308,640

Net interest income before provision for loan losses	10,483,424	8,115,619	6,393,652
Provision for loan losses	840,000	545,000	683,434
Net interest income after provision for loan losses	9,643,424	7,570,619	5,710,218

NONINTEREST INCOME
Service charges	899,213	888,805	734,102
Other noninterest income	63,070	59,615	67,962
Operating lease income	247,251	--	--
Net gains from sale of loans and other assets	196,342	293,453	200,094
Total noninterest income	1,405,876	1,241,873	1,002,158

NONINTEREST EXPENSES
Salaries and employee benefits	3,900,505	3,325,470	2,630,544
Net occupancy and equipment expense	767,461	683,811	627,822
Depreciation on leased assets	185,807	--	--
Other operating expenses	2,031,944	1,731,552	1,724,996
Total noninterest expenses	6,885,717	5,740,833	4,983,362

Income before income tax expense	4,163,583	3,071,659	1,729,014
Income tax expense	1,592,500	1,189,800	667,591
Net income	$2,571,083	$1,881,859	$1,061,423
EARNINGS PER COMMON SHARE
Basic	$1.03	$.76	$.43
Diluted	.92	.71	.42

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2004, 2003 and 2002

						Accumulated
			Common	Additional		Other	Stock	Total
	Comprehensive	Common	Stock	Paid-in	Retained	Comprehensive	Subscriptions	Stockholders'
	Income	Stock	Subscribed	Capital	Earnings	Income	Receivable	Equity

BALANCE, December 31, 2001		$1,233,167	$--	$12,093,868	$476,918	$275,382	$--	$14,079,335
Comprehensive income:
Net income	$1,061,423	--	--	--	1,061,423	--	--	1,061,423
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
securities available for sale, net of
reclassification adjustment	5,992	--	--	--	--	5,992	--	5,992
Total comprehensive income	$1,067,415

BALANCE, December 31, 2002		1,233,167	--	12,093,868	1,538,341	281,374	--	15,146,750
Issuance of common stock		10,000	--	90,000	--	--	--	100,000
Dividends -$.10 per share		--	--	--	(124,316)	--	--	(124,316)
Comprehensive income:
Net income	$1,881,859	--	--	--	1,881,859	--	--	1,881,859
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
securities available for sale, net of
reclassification adjustments	(100,792)	--	--	--	--	(100,792)	--	(100,792)
Total comprehensive income	$1,781,067
BALANCE, December 31, 2003		$1,243,167	$--	$12,183,868	$3,295,884	$180,582	$--	$16,903,501

(continued on page 5)

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2004, 2003 and 2002

(continued on page 4)

						Accumulated
			Common	Additional		Other	Stock	Total
	Comprehensive	Common	Stock	Paid-in	Retained	Comprehensive	Subscriptions	Stockholders'
	Income	Stock	Subscribed	Capital	Earnings	Income	Receivable	Equity $

BALANCE, December 31, 2003		$1,243,167	$--	$12,183,868	$3,295,884	$180,582	$--	$16,903,501
Issuance of common stock		382,039	--	5,297,614	--	--	--	5,679,653
Dividends -$.10 per share		--	--	--	(282,369)	--	--	(282,369)
Split-up effected in the form of a dividend		1,243,617	--	--	(1,243,617)	--	--	--
Stock subscriptions subscribed		--	119,961	1,679,454	-	--	(1,799,415)	--
Comprehensive income:
Net income	$2,571,083	--	--	--	2,571,083	-	-	2,571,083
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
securities available for sale, net of
reclassification adjustment	(64,548)	--	--	--	--	(64,548)	--	(64,548)
Total comprehensive income	$2,506,535
BALANCE, December 31, 2004		$2,868,823	$119,961	$19,160,936	$4,340,981	$116,034	$(1,799,415)	$24,807,320

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,571,083	$1,881,859	$1,061,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	710,686	390,383	278,372
Provision for loan losses	840,000	545,000	683,434
Gains on sales of loans and other assets	(196,342)	(293,453)	(200,094)
Deferred income taxes	(120,176)	(272,751)	(54,873)
Changes in other operating assets and liabilities:
Net change in loans held for sale	808,978	2,486,457	1,308,199
Accrued interest receivable	(245,715)	(259,165)	74,995
Accrued interest payable	(10,568)	(19,107)	(87,573)
Other assets and liabilities	192,752	235,048	136,720
Net cash provided by operating activities	4,550,698	4,694,271	3,200,603

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	20,441,782	20,475,056	12,117,007
Securities held to maturity	251,816	386,892	1,167,259
Purchase of securities available for sale	(22,564,473)	(24,394,458)	(14,255,030)
Loan originations and principal collections, net	(48,784,301)	(35,029,960)	(21,264,952)
Purchase of bank premises and equipment	(2,424,228)	(630,746)	(265,739)
Proceeds from sale of other real estate and other assets	336,637	255,050	342,504
Net cash used in investing activities	(52,742,767)	(38,938,166)	(22,158,951)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	28,480,627	28,905,951	11,297,034
Increase (decrease) in federal funds purchased and securities sold under
agreements to repurchase	1,325,084	2,580,939	(1,080,386)
Proceeds from Federal Home Loan Bank advances	10,000,000	7,000,000	6,000,000
Proceeds from note payable	2,500,000	400,000	--
Repayment of note payable	(2,900,000)	--	--
Payment of dividend	(124,316)	--	--
Issuance of common stock	5,679,653	100,000	--
Net cash provided by financing activities	44,961,048	38,986,890	16,216,648

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,231,021)	4,742,995	(2,741,700)
CASH AND CASH EQUIVALENTS, beginning of year	10,131,075	5,388,080	8,129,780

CASH AND CASH EQUIVALENTS, end of year	$6,900,054	$10,131,075	$5,388,080
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,585,859	$3,229,906	$3,396,213
Cash paid during the period for taxes	2,028,735	1,316,985	672,309
NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$53,111	$104,261	$195,787
Transfer of other real estate to bank premises	--	--	230,019

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

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

Nature of operations and geographic concentration:

The Company is a bank-holding company which owns all of the outstanding common stock of Cornerstone Community Bank (Bank). The Bank provides a variety of financial services through five locations in Chattanooga, Tennessee and surrounding areas. The Bank's primary deposit products are demand deposits, savings accounts, and certificates of deposit. Its primary lending products are commercial loans, real estate loans, and installment loans.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Goodwill:

Goodwill represents the excess of the cost of the Company’s 1997 purchase of the net assets of the Bank of East Ridge over the underlying fair value of such net assets at the date of acquisition. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets deemed to have an indefinite life not be amortized. Goodwill is tested annually for impairment. If the carrying value of goodwill exceeds the fair value, a write-down is recorded. No impairment loss was recognized during 2004, 2003 or 2002.

Use of estimates:

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are articularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 1.    Summary of Significant Accounting Policies (continued)

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

Declines in the market value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the market value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans:

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Chattanooga, Tennessee and surrounding areas. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and any deferred fees or costs on originated loans. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 1.    Summary of Significant Accounting Policies (continued)

Loans: (continued)

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Credit card loans and other personal loans are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 1.    Summary of Significant Accounting Policies (continued)

Allowance for loan losses: (continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Premises and equipment:

Land is carried at cost. Other premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Other real estate owned:

Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank’s carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 1.    Summary of Significant Accounting Policies (continued)

Other real estate owned: (continued)

property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically  performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Income taxes:

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes related primarily to differences between the tax basis and the financial statement carrying amounts of the allowance for loan losses and accumulated depreciation. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Advertising costs:

The Company expenses all advertising costs as incurred. Advertising expense was $85,564, $33,146, and $31,258 for the years ended December 31, 2004, 2003 and 2002, respectively.

Cash and cash equivalents:

The Bank considers all cash and amounts due from depository institutions, interest bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Stock-based compensation:

At December 31, 2004, the Company has two stock-based compensation plans, which are described fully in Note 13. The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. No stock-based employee compensation is reflected in net income as all options granted under these plans had an exercise price equal to or above the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 1.    Summary of Significant Accounting Policies (continued)

Stock-based compensation: (continued)

	2004	2003	2002

Net income, as reported	$2,571,083	$1,881,859	$1,061,423
Deduct: Total stock-based employee compensation expense determined
under fair value method for all awards, net of the related tax effects	(49,469)	(36,962)	(21,348)
Pro forma net income	$2,521,614	$1,844,897	$1,040,075
Earnings per share:
Basic-as reported	$1.03	$0.76	$0.43
Basic-pro forma	$1.01	$0.74	$0.42

Diluted-as reported	$0.92	$0.71	$0.42
Diluted-pro forma	$0.90	$0.69	$0.41

Segment reporting:

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). The Statement permits aggregation or combination of segments that have similar characteristics. In the Company’s operations, each branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

Reclassifications:

Certain comparative amounts shown in 2003 and 2002 have been reclassified in the accompanying consolidated financial statements and notes to conform to the 2004 presentation.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 2.    Securities

Securities have been classified in the balance sheet according to management’s intent as either securities held to maturity or securities available for sale. The amortized cost and approximate market value of securities at December 31, 2004 and 2003, is as follows:

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Government agencies	$10,980,741	$14,936	$(18,565)	$10,977,112
State and municipal securities	3,075,221	83,549	(18,484)	3,140,286
Mortgage-backed securities	11,224,993	102,076	(137)	11,326,932
Corporate debt securities	1,013,926	12,435	--	1,026,361
Securities held to maturity:	$26,294,881	$212,996	$(37,186)	$26,470,691
Mortgage-backed securities	$390,599	$3,578	$(1,080)	$393,097

	2003
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government agencies	$10,973,538	$114,438	$(184)	$11,087,792
State and municipal securities	1,371,059	82,500	--	1,453,559
Mortgage-backed securities	11,172,048	50,214	(14,646)	11,207,616
Corporate debt securities	1,035,706	41,288	--	1,076,994
Securities held to maturity:	$24,552,351	$288,440	$(14,830)	$24,825,961
Mortgage-backed securities	$640,651	$9,042	$(1,614)	$648,079

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 2.    Securities (continued)

At December 31, 2004 and 2003, securities with a carrying value of approximately $15,663,000 and $13,263,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

At December 31, 2004 and 2003, the carrying amount of securities pledged to secure repurchase agreements was approximately $7,005,000 and $4,901,000, respectively.

The amortized cost and estimated market value of securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$507,975	$509,815	$--	$--
Due from one year to five years	9,734,684	9,760,331	--	--
Due from five years to ten years	2,923,139	2,950,145	--	--
Due after ten years	1,904,090	1,923,468	--	--
	15,069,888	15,143,759	--	--

Mortgage-backed securities	11,224,993	11,326,932	390,599	393,097
	$26,294,881	$26,470,691	$390,599	$393,097

For the years ended December 31, 2004, 2003 and 2002, there were no sales of securities available for sale. At December 31, 2004 and 2003, virtually all unrealized losses have arisen during the past twelve months.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 3.    Loans and Allowance for Loan Losses

At December 31, 2004 and 2003, the Bank's loans consist of the following (in thousands):

	2004	2003
Mortgage loans on real estate:
Residential 1-4 family	$23,521	$20,881
Residential multifamily (5 or more)	6,153	7,036
Held for sale	346	968
Commercial	61,860	49,499
Construction	36,824	24,081
Second mortgages	2,032	2,130
Equity lines of credit	6,141	4,198
	136,877	108,793
Commercial loans	61,742	42,420

Consumer installment loans:
Personal	6,273	5,821
Credit cards	329	255
	6,602	6,076

Total loans	205,221	157,289
Less: Allowance for loan losses	(2,665)	(2,011)
Loans, net	$202,556	$155,278

A summary of transactions in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002, is as follows:

	2004	2003	2002

Balance, beginning of year	$2,011,329	$1,591,152	$1,322,152
Provision for loan losses	840,000	545,000	683,434
Loans charged-off	(364,657)	(334,884)	(497,070)
Recoveries of loans previously charged-off	178,792	210,061	82,636
Balance, end of year	$2,665,464	$2,011,329	$1,591,152

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 3.    Loans and Allowance for Loan Losses (continued)

The Bank's only significant concentration of credit at December 31, 2004, occurred in real estate loans which totaled approximately  136,877,000. While real estate loans accounted for 67 percent of total loans, these loans were primarily residential development and construction loans, residential mortgage loans, and commercial loans secured by commercial properties. Substantially all real estate loans are secured by properties located in Tennessee.

In the normal course of business, the Bank makes loans to executive officers, principal shareholders, and directors and their affiliates of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Loans to executive officers, principal shareholders, and directors and their affiliates were approximately $1,189,000 and $750,000 at December 31, 2004 and 2003, respectively.

Impaired loans without a valuation allowance were insignificant in relation to the Bank’s loan portfolio at December 31, 2004 and 2003.

Interest income recognized on impaired loans was insignificant to total interest income on loans for each of the years ending December 31, 2004, 2003 and 2002.

Note 4.    Bank Premises and Equipment

A summary of bank premises and equipment at December 31, 2004 and 2003, is as follows:

	2004	2003

Land	$1,625,567	$1,685,568
Buildings and improvements	3,076,321	2,225,759
Furniture, fixtures and equipment	3,248,714	1,865,498
	7,950,602	5,776,825
Accumulated depreciation	(1,982,867)	(1,484,259)
	$5,967,735	$4,292,566

Depreciation expense for the years ended December 31, 2004, 2003 and 2002, amounted to $527,167, $288,637, and $270,233, respectively.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 4.    Bank Premises and Equipment (continued)

Certain bank facilities and equipment are leased under various operating leases. Total rent expense for the years ended December 31, 2004, 2003 and 2002, was $147,451, $166,318 and $141,729, respectively.

Future minimum rental commitments under noncancelable leases are as follows:

2005	$43,740
2006	15,442
2007	7,455
Total	$66,637

Note 5.    Time Deposits

At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$59,558,175
2006	26,325,463
2007	3,323,008
2008	464,900
2009	70,262
Total	$89,741,808

Note 6.    Income Taxes

The Company files consolidated income tax returns with its subsidiary. Under the terms of a tax-sharing agreement, the subsidiary’s allocated portion of the consolidated tax liability is computed as if it were reporting income and expenses to the Internal Revenue Service as a separate entity.

Income tax expense in the statements of income for the years ended December 31, 2004, 2003 and 2002, consists of the following:

	2004	2003	2002

Current tax expense	$1,712,676	$1,462,551	$722,464
Deferred tax expense (benefit) related to:
Allowance for loan losses	(236,309)	(133,011)	(59,877)
Other	116,133	(139,740)	5,004
Income tax expense	$1,592,500	$1,189,800	$667,591

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 6.    Income Taxes (continued)

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory federal income tax rates.  The reasons for this difference are as follows:

	2004	2003	2002

Expected tax at statutory rates	$1,415,618	$1,044,364	$587,865
Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax benefit	178,618	131,774	74,175
Other	(1,736)	13,662	5,551
Income tax expense	$1,592,500	$1,189,800	$667,591

The components of the net deferred tax asset, included in other assets, are as follows:

Deferred tax assets:	2004	2003
Deferred compensation	$141,864	$122,505
Deferred loan fees	236,316	208,932
Allowance for loan losses	752,720	516,411
Deferred gains	56,344	--
Other	24,432	21,060
	1,211,676	868,908

Deferred tax liabilities:
Net unrealized gain on securities available for sale	59,775	93,027
Depreciation	364,975	128,847
Life insurance	148,632	134,040
Other	3,373	31,501
	576,755	387,415
Net deferred tax asset	$634,921	$481,493

Note 7.    Federal Home Loan Bank Advances and Note Payable

The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide convertible fixed rate advances to the Bank in an amount up to $27,000,000.  All of the Bank’s loans secured by first mortgages on 1-4 family residential, multi-family properties, and commercial properties are pledged as collateral for these advances.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 7.    Federal Home Loan Bank Advances and Note Payable (continued)

At December 31, 2004 and 2003, FHLB advances consist of the following:

	2004	2003

Long-term advance dated December 27, 2000, requiring monthly interest payments, fixed
at 5.00% until conversion option is exercised, principal due in December 2010	$2,000,000	$2,000,000

Long-term advance dated November 1, 2001, requiring monthly interest payments, fixed
at 3.94% until November 2006, principal due in November 2011	2,000,000	2,000,000

Long-term advance dated February 22, 2002, requiring monthly interest payments, fixed
at 3.96% until February 2005, principal due in February 2012	2,000,000	2,000,000

Long-term advance dated April 26, 2002, requiring monthly interest payments, fixed
at 4.11% until April 2005, principal due in April 2012	2,000,000	2,000,000

Long-term advance dated September 13, 2002, requiring monthly interest payments, fixed
at 3.51% until September 2007, principal due in September 2012	2,000,000	2,000,000

Long-term advance dated January 17, 2003, requiring monthly interest payments, fixed
at 2.61% until January 2006, principal due in January 2013	4,000,000	4,000,000

Long-term advance dated April 25, 2003, requiring monthly interest payments, fixed
at 2.41% until April 2006, principal due in April 2013	3,000,000	3,000,000

Long-term advance dated January 23, 2004, requiring monthly interest payments, fixed
at 2.50% until January 2007, principal due in January 2014	5,000,000	--

Long-term advance dated May 27, 2004, requiring monthly interest payments, fixed
at 3.46% until May 2007, principal due in May 2014	5,000,000	--

	$27,000,000	$17,000,000

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 7.    Federal Home Loan Bank Advances and Note Payable (continued)

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

During 2002, the Company established a $2,500,000 line of credit with a bank that is secured by a pledge of the Bank’s common stock and bears interest at 1.50% above the one-month LIBOR, due in quarterly installments. The total borrowings on the line of credit amounted to $400,000 at December 31, 2003. During 2004, the Company renewed the line of credit, which matured on February 28, 2004, and increased the line to $5,000,000. This line of credit continues to be secured by a pledge of the Bank’s common stock and bears interest at 1.50% above the one-month LIBOR, due in quarterly installments. There were no borrowings outstanding under this line of credit at December 31, 2004. The line of credit matures on February 28, 2006.

There were no scheduled principal payments on the FHLB advances and note payable within the next five years. All amounts are due thereafter.

Note 8.    Employee Benefit Plan

The Bank has a 401(k) employee benefit plan covering substantially all employees who have completed at least 30 days of service and met minimum age requirements. The Bank’s contribution to the plan is discretionary and was $130,423 for 2004, $104,737 for 2003 and $37,084 for 2002.

Note 9.    Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2004 and 2003, undisbursed loan commitments aggregated $38,058,400 and $31,367,200, respectively. In addition, there were outstanding standby letters of credit totaling $4,751,600 and $3,764,800, respectively.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 9.    Financial Instruments With Off-Balance-Sheet Risk (continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

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

The Bank incurred an insignificant loss on its commitments during 2004 and 2003.  During 2002, the Bank was not required to perform on any financial guarantees and did not incur any losses on its commitments.

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
December 31, 2004, 2003 and 2002

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 10.	Fair Value of Financial Instruments (continued)

Commitments to extend credit:

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The carrying amount and estimated fair value of the Company's financial instruments at December 31, 2004 and 2003, are as follows (in thousands):

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	$6,900	$6,900	$7,071	$7,071
Federal funds sold	--	--	3,060	3,060
Securities	26,861	26,864	25,467	25,474
Federal Home Loan Bank stock	854	854	582	582
Net loans	202,556	202,089	155,278	156,378

Liabilities:
Noninterest-bearing demand deposits	$34,024	$34,024	$22,327	$22,327
Interest-bearing demand deposits	32,855	32,855	28,514	28,514
Savings deposits and money market accounts	31,212	31,212	27,712	27,712
Time deposits	89,742	89,548	80,799	82,135
Federal funds purchased and securities
sold under agreements to repurchase	7,409	7,409	6,084	6,084
Federal Home Loan Bank advances and
note payable	27,000	27,000	17,400	17,400
Unrecognized financial instruments
(net of contract amount):
Commitments to extend credit	--	--	--	--

Note 11.	Contingencies

The Bank is involved in certain claims arising from normal business activities.  Management believes that those claims are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or the Company’s consolidated financial position.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

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

The Company has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 150,000 shares of the Bank's common stock. The option price was $10.00 per share which was the estimated fair value of the stock at the June 30, 1996, grant date. The options expire ten years from the date of grant and were fully vested at the grant date.   On October 15, 1997, the Bank stock options were converted to Company stock options.

During 2004, the Company granted 5,000 options under this plan. These stock options vest at 50% on the first and second anniversary of the grant date. The option price was $21.76 per share which was the estimated fair value of the stock at the March 1, 2004, grant date.

On September 16, 2004, the Company’s stock options were subject to a 2-for-1 stock dividend doubling the total number of options available in the Director’s stock option plan to 300,000 and reducing the existing option price in half. A summary of the status of this plan is presented in the following table. Amounts shown retroactively reflect this dividend:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price

Outstanding, December 31, 2001	260,000	$5.00	260,000	$5.00
Outstanding, December 31, 2002	260,000	5.00	260,000	5.00
Options exercised	(20,000)	5.00	(20,000)	5.00
Outstanding, December 31, 2003	240,000	5.00	240,000	5.00
Options granted	10,000	10.88	--	--
Outstanding, December 31, 2004	250,000	5.24	240,000	5.00

The weighted-average fair value per share of options granted during 2004 was $2.88. At December 31, 2004, the range of exercise prices of outstanding options issued was $5.00-$10.88. The weighted-average remaining contractual life at December 31, 2004, was 1.8 years.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 13.	Stock Options Plans (continued)

The Company has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase shares of the Company’s common stock. The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant.  The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The stock options vest at 30 percent on the second and third anniversary of the grant date and 40 percent on the fourth anniversary. The options expire ten years from the grant date and the weighted-average remaining contractual life of outstanding stock options was 7.1 years at December 31, 2004.

On September 16, 2004, the Company’s stock options were subject to a 2-for-1 stock dividend doubling the total number of options available under the plan to 710,000 and reducing the existing option price in half. A summary of the status of this plan is presented in the following table. Amounts shown retroactively reflect this dividend:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price

Outstanding, December 31, 2001	110,000	$6.80	9,900	$7.50
Options granted	50,000	7.25	--	--
Options forfeited	(1,000)	7.25	--	--
Options which became exercisable	--	--	21,720	6.96
Outstanding, December 31, 2002	159,000	6.94	31,620	7.13
Options granted	58,500	7.25	--	--
Options which became exercisable	--	--	36,300	6.86
Outstanding, December 31, 2003	217,500	7.02	67,920	6.99
Options granted	68,500	10.88	--	--
Options forfeited	(2,250)	8.73	--
Options exercised	(1,550)	6.57	(1,550)	6.57
Options which became exercisable	--	--	41,740	6.76
Outstanding, December 31, 2004	282,200	7.95	108,110	6.91

The weighted-average fair value per share of options granted during the year was $2.88, $1.75, and $1.93 for the years ended December 31, 2004, 2003 and 2002, respectively.  At December 31, 2004, the range of exercise prices of outstanding options issued was $5.00-$10.88.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 13.	Stock Options Plans (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	0.60%	0.00%	0.00%
Expected life	6.9 years	6.9 years	6.9 years
Expected volatility	10.00%	10.00%	10.00%
Risk-free interest rate	4.16%	3.62%	4.19%

Note 14.	Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Tennessee Department of Financial Institutions and the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's prompt corrective action category for bank capital.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 14.	Regulatory Matters (continued)

The Company’s and the Bank's actual capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total capital to risk-weighted assets:
Consolidated	$24,788	11.4%	$17,456	8.0%
Cornerstone Community Bank	22,512	10.3%	17,456	8.0%

Tier I capital to risk-weighted assets:
Consolidated	22,150	10.2%	8,728	4.0%
Cornerstone Community Bank	19,873	9.1%	8,728	4.0%

Tier I capital to average assets:
Consolidated	22,150	10.0%	8,944	4.0%
Cornerstone Community Bank	19,873	9.0%	8,843	4.0%

As of December 31, 2003
Total capital to risk-weighted assets:
Consolidated	$16,207	10.0%	$12,963	8.0%
Cornerstone Community Bank	16,604	10.3%	12,963	8.0%

Tier I capital to risk-weighted assets:
Consolidated	14,181	8.8%	6,481	4.0%
Cornerstone Community Bank	14,578	9.0%	6,481	4.0%

Tier I capital to average assets:
Consolidated	14,181	8.1%	7,128	4.0%
Cornerstone Community Bank	14,578	8.3%	7,029	4.0%

Note 15.	Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income and the related tax effects for the years ended December 31, 2004, 2003 and 2002, is as follows:

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 15.	Other Comprehensive Income (continued)

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Year ended December 31, 2004:
Unrealized holding gains and losses arising during the period	$(97,800)	$33,252	$(64,548)
Less reclassification adjustment for gains realized in net income	--	--	--
	$(97,800)	$33,252	$(64,548)
Year ended December 31, 2003:
Unrealized holding gains and losses arising during the period	$(152,714)	$51,922	$(100,792)
Less reclassification adjustment for gains realized in net income	--	--	--
	$(152,714)	$51,922	$(100,792)
Year ended December 31, 2002:
Unrealized holding gains and losses arising during the period	$9,078	$(3,086)	$5,992
Less reclassification adjustment for gains realized in net income	--	--	--
	$9,078	$(3,086)	$5,992

Note 16.	Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 16.	Earnings Per Common Share (continued)

Potential common shares that may be issued by the Company relate to outstanding stock options, determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	2004	2003	2002

Net income	$2,571,083	$1,881,859	$1,061,423
Less: Preferred stock dividends	--	--	--
Net income applicable to common stock	$2,571,083	$1,881,859	$1,061,423

Average number of common shares outstanding	2,490,340	2,479,156	2,466,334
Effect of dilutive stock options	308,873	184,762	88,656
Average number of common shares outstanding used
to calculate diluted earnings per common share	2,799,213	2,663,918	2,554,990

During 2004, the Company issued a 2-for-1 stock dividend. The average number of common shares outstanding and the effect of dilutive stock options for 2003 and 2002 have been retroactively adjusted to reflect this transaction.

Note 17.	Stock Subscriptions Receivable

Effective October 8, 2004, the Company filed an offering with the Securities and Exchange Commission to sell up to 500,000 shares of newly issued Company common stock. At December 31, 2004, the Company had sold the entire 500,000 shares for an issue price of $15 per share. However, of this amount, there were 119,961 shares of common stock subscribed for which the Company had not yet received funds and issued common stock certificates. The Company has recognized stock subscriptions receivable of $1,799,415 at December 31, 2004, related to this transaction.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 18.	Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this Standard had no material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of this Standard had no material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is superseded. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation were effective for periods ending after December 15, 2002. Adoption of this Standard did not have a material effect on the Company's consolidated financial statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 18.	Recent Accounting Pronouncements (continued)

In December 2003, the FASB issued revised Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the variable interest entities' expected losses if they occur, receive a majority of the variable interest entities' residual returns if they occur, or both.  This Interpretation was effective for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. This Interpretation is effective in the first fiscal year or interim period beginning after December 15, 2004, for variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003, with earlier adoption permitted. Adoption of this Standard did not have a material effect on the Company's consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures About Pensions and Postretirement Benefits.” This Statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans.  Adoption of this Standard had no material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition).  SFAS No. 123(R) is effective for the Company beginning January 1, 2006. The Company is currently evaluating the provisions of SFAS No. 123(R) to determine its impact on the Company’s consolidated financial statements in future periods.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 19.	Quarterly Data (unaudited)

	Years Ended December 31,
	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$3,871,916	$3,704,596	$3,404,307	$3,077,896	$2,979,131	$2,903,290	$2,804,023	$2,639,974
Interest expense	1,003,096	946,760	817,978	807,457	796,769	796,562	805,337	812,131
Net interest income, before
provision for loan losses	2,868,820	2,757,836	2,586,329	2,270,439	2,182,362	2,106,728	1,998,686	1,827,843
Provision for loan losses	255,000	175,000	250,000	160,000	135,000	255,000	50,000	105,000
Net interest income, after provision
for loan losses	2,613,820	2,582,836	2,336,329	2,110,439	2,047,362	1,851,728	1,948,686	1,722,843
Noninterest income	415,308	314,439	328,514	347,615	307,544	359,650	289,168	285,511
Noninterest expenses	1,893,554	1,741,978	1,645,977	1,604,208	1,549,539	1,412,457	1,425,145	1,353,692

Income before income taxes	1,135,574	1,155,297	1,018,866	853,846	805,367	798,921	812,709	654,662
Income tax expense	418,000	447,700	396,300	330,500	317,000	307,650	312,500	252,650
Net income	$717,574	$707,597	$622,566	$523,346	$488,367	$491,271	$500,209	$402,012
Earnings per common share:
Basic	$0.29	$0.28	$0.25	$0.21	$0.20	$0.20	$0.20	$0.16

Diluted	$0.24	$0.25	$0.23	$0.20	$0.18	$0.19	$0.19	$0.15

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 20.	Condensed Parent Information

BALANCE SHEETS
	2004	2003
ASSETS
Cash	$2,675,690	$192,124
Investment in subsidiary	19,989,410	14,759,049
Goodwill	2,541,476	2,541,476
Other assets	1,370	5,869
Total assets	$25,207,946	$17,498,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$--	$400,000
Other liabilities	400,626	195,017
Total liabilities	400,626	595,017
Stockholders’ equity	24,807,320	16,903,501
Total liabilities and stockholders’ equity	$25,207,946	$17,498,518

STATEMENTS OF INCOME
	2004	2003	2002
INCOME
Dividends	$177,039	$--	$--
EXPENSES
Interest expense on note payable	38,485	5,540	--
Other operating expenses	203,881	133,317	154,260
Loss before equity in undistributed earnings of subsidiary	(65,327)	(138,857)	(154,260)
Equity in undistributed earnings of subsidiary	2,544,910	1,969,516	1,160,296
Income tax benefit	91,500	51,200	55,387
Net income	$2,571,083	$1,881,859	$1,061,423

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Note 20.	Condensed Parent Information (continued)

	2004	2003	2002
STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,571,083	$1,881,859	$1,061,423
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(2,544,910)	(1,969,516)	(1,160,296)
Other	52,056	9,555	56,501
Net cash provided by (used in) operating activities	78,229	(78,102)	(42,372)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to subsidiary	(2,750,000)	(500,000)	--
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	2,500,000	400,000	--
Repayment of note payable	(2,900,000)	--	--
Payment of dividend	(124,316)	--	--
Issuance of common stock	5,679,653	100,000	--
Net cash provided by financing activities	5,155,337	500,000	--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,483,566	(78,102)	(42,372)
CASH AND CASH EQUIVALENTS, beginning of year	192,124	270,226	312,598
CASH AND CASH EQUIVALENTS, end of year	$2,675,690	$192,124	$270,226

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on note payable	$40,503	$3,522	$--
Income taxes	1,988,062	1,316,985	672,309

F-34