Form 10QSB
period 2005-03-31
CORNERSTONE BANCSHARES INC
filed 2005-05-16
CIK 1038773

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Exact name of small business issuer as specified in its charter)

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to ______________________

Commission file number 000-30497

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

The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant on March 31, 2005 was approximately $40,144,344. There were 3,011,334 shares of Common Stock outstanding as of March 31, 2005.

Transitional Small Business Disclosure Format (check one) :
Yes ☐    No ☒

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC.

PRESENTATION OF FINANCIAL INFORMATION

The 2005 financial information in this report has not been audited. The information included herein should be read in conjunction with the notes to the consolidated financial statements included in the 2004 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone Bancshares, Inc. (“Cornerstone”) in March of 2005. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

Consolidation

The accompanying consolidated financial statements include the accounts of Cornerstone and its subsidiary Cornerstone Community Bank (the “Bank”).

Substantially all intercompany transactions, profits and balances have been eliminated.

Accounting Policies

During interim periods, Cornerstone follows the accounting policies set forth in its 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. Since December 31, 2004, there have been no changes in any accounting principles or practices, or in the method of applying any such principles or practices.

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEET	Unaudited March 31,	December 31,	Unaudited March 31,
ASSETS	2005	2004	2004
Cash and due from banks	$7,885,439	$6,900,054	$4,970,773
Due from banks time deposits	-	-	-
Federal funds sold	11,030,000	-	1,705,000
Investment securities available for sale	28,880,598	26,470,691	22,581,474
Investment securities held to maturity	381,723	390,599	583,527
Federal Home Loan Bank stock	937,600	854,200	675,900
Loans, less allowance for loan loss	217,109,386	202,555,862	167,233,011
Premises and equipment, net	5,948,808	5,967,735	4,858,170
Accrued interest receivable	1,213,839	1,184,478	854,661
Excess cost over fair value of assets acquired	2,541,476	2,541,476	2,541,476
Other assets	1,852,177	1,749,539	1,654,628

Total assets	$277,781,046	$248,614,634	$207,658,620

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Noninterest-bearing	$33,303,412	$34,024,241	$27,360,070
NOW accounts	35,019,530	32,855,396	25,964,903
Savings deposits and money market accounts	46,096,950	31,211,457	31,191,877
Time deposits of $100,000 or more	30,600,241	30,089,057	22,206,569
Time deposits of less than $100,000	69,001,776	59,652,751	56,643,884
Total deposits	214,021,909	187,832,902	163,367,303
Federal funds purchased and securites sold under agreement to repurchase	2,835,888	7,409,162	3,108,218
Federal Home Loan Bank advance and note payable	32,000,000	27,000,000	22,400,000
Accrued interest payable	111,145	91,595	97,211
Other liabilities	1,426,144	1,473,655	1,222,993

Total Liabilities	250,395,086	223,807,314	190,195,725

Stockholders' Equity
Common stock	3,011,334	2,868,823	1,243,617
Commom stock subscribed	-	119,961	-
Additional paid-in capital	19,255,074	19,160,936	12,193,318
Retained Earnings	5,181,170	4,340,981	3,819,230
Accumulated other comprehensive income	(61,618)	116,034	206,731

	27,385,960	26,606,735	17,462,896
Stock subscription receivable	-	(1,799,415)	-

Total Stockholders' Equity	27,385,960	24,807,320	17,462,896

Total liabilities and stockholders equity	$277,781,046	$248,614,634	$207,658,620

CONSOLIDATED STATEMENTS OF INCOME	Unaudited Three months ended March 31,
	2005	2004
INTEREST INCOME
Interest and fees on loans	$4,033,680	$2,844,788
Interest on investment securities	265,133	231,109
Interest on federal funds sold	21,650	1,571
Interest on other earning assets	2,030	428
Total interest income	4,322,493	3,077,896

INTEREST EXPENSE
Now accounts	65,537	23,588
Money market accounts	169,056	82,953
Savings accounts	12,932	9,033
Time deposits of less than $100,000	411,614	373,840
Time deposits of $100,000 or more	204,520	138,303
Federal funds purchased	12,965	4,286
Securities sold under agreements to repurchase	14,008	3,515
Federal Home Loan Bank Advance	244,682	169,197
Other Borrowings	-	2,742
Total interest expense	1,135,314	807,457

Net interest income before the provision for loan losses	3,187,179	2,270,439
Provision for loan losses	210,000	160,000
Net interest income after the provision for loan losses	2,977,179	2,110,439

NONINTEREST INCOME
Service charges on deposit accounts	154,447	165,403
Net securities gains (losses)	-	-
Other income	147,270	182,212
Total noninterest income	301,717	347,615

NONINTEREST EXPENSE
Salaries and employee benefits	1,091,616	910,709
Occupancy and equipment expense	256,721	233,126
Other operating expense	556,370	460,373
Total noninterest expense	1,904,707	1,604,208

Income before provision for income taxes	1,374,189	853,846
Provision for income taxes	534,000	330,500

NET INCOME	$840,189	$523,346

Basic net income per common share	$0.29	$0.21
Diluted net income per common share	0.26	0.20
Dividends declared per common share	-	-

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31

	2005	2004
Cash flows from operating activities:
Net income	$840,189	$523,346
Adjustments to reconcile net income to net cash provided by operating actvities:
Provision for loan losses	$210,000	$160,000
Provision for non-bank products	$83,871
Net Charge-offs	(29,899)	(57,399)
Depreciation and amortization	172,166	86,408
Accrued interest receivable	(29,361)	84,102
Accrued interest payable	19,550	(4,952)
Changes in other assets and liabilities	(150,149)	179,268
Net cash provided by (used in) operating activities	1,116,366	970,773

Cash flows from investing activities:
Purchase of investment securities: AFS	(5,883,445)	(1,412,145)
Purchase of investment securities: HTM	-	-
Proceeds from security transactions: AFS	3,193,123	3,599,446
Proceeds from security transactions: HTM	13,189	56,744
Purchase of due from banks time deposits	-	-
Purchase of FHLB stock	(83,400)
Net increase in loans	(14,733,825)	(12,057,291)
Purchase of bank premises and equipment	(138,460)	(661,897)
Net cash provided by (used in) investing activities	(17,632,818)	(10,475,143)

Cash flows from financing activities:
Net increase in deposits	26,189,007	4,015,028
Net increase in securities sold under agreements to repurchase	(4,573,274)	(2,975,860)
Net increase of FHLB advances	5,000,000	5,000,000
Issuance of common stock	1,916,103	9,900
Net cash provided by (used in) financing activities	28,531,836	6,049,068

Net increase (decrease) in cash and cash equivalents	12,015,385	(3,455,301)

Cash and cash equivalents beginning of period	6,900,054	10,131,075
Cash and cash equivalents end of period	$18,915,439	$6,675,773

		.

					Accumulated
			Common	Additional	Retained	Other	Stock	Total
	Comprehensive	Common	Stock	Paid-in	Earnings	Comprehensive	Subscriptions	Stockholders'
	Income	Stock	Subscribed	Capital	(Deficit)	Income	Receivable	Equity
BALANCE, December 31, 2004		2,868,823	119,961	19,160,936	4,340,981	116,034	(1,799,415)	24,807,320

Redemption of Common Stock		-		-				-

Issuance of Common Stock		22,550		94,138				116,688

Stock Subscriptions Redeemed		119,961	(119,961)				1,799,415	1,799,415

Comprehensive Income:

Net Income	840,189				840,189			840,189

Other comprehensive income, net of tax:

Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(177,652)					(177,652)		(177,652)

Total comprehensive income	662,537

BALANCE, March 31, 2005		3,011,334	0	19,255,074	5,181,170	(61,618)	0	27,385,960

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

	Mar-05	Mar-04	Dec-04	Dec-03
Net Income, as reported	$840,189	$523,346	$2,571,083	$1,881,859

Deduct: Total Stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	($54,048)	($49,469)	($49,469)	($36,962)

Pro Forma Net Income	$786,141	$473,877	$2,521,614	$1,844,897

Earnings Per Share:
Basic-as reported	$0.29	$0.21	$1.03	$0.76
Basic-pro forma	$0.27	$0.19	$1.01	$0.74

Diluted-as reported	$0.26	$0.19	$0.92	$0.71
Diluted-pro forma	$0.24	$0.17	$0.90	$0.69

Stock Amounts
Average Common Stock Issued as of: [1]	2,947,594	2,487,080	2,490,340	2,475,203

Effect of dilutive stock options:	303,032	223,574	308,873	184,762

[1]    The number of average common shares issued as of March 2004 and December 2003 reflect the retroactive adjustment caused by a two-for-one stock split in the form of a 100% stock dividend which occurred September 15, 2004.

Off-Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and various commitments to extend credit. At March 31, 2005, commitments under standby letters of credit and undisbursed loan commitments aggregated $33,662,061. The Bank’s credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

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

The following discussion and analysis sets forth the major factors that affect Cornerstone’s results of operations and financial condition reflected in the unaudited financial statements for the three-month period ended March 31, 2005 and 2004. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements contained herein and notes attached thereto.

Overview

As of March 31, 2005 Cornerstone had total consolidated assets of $277.8 million, total loans of $219.9 million, total deposits of $214.0 million and stockholders equity of $27.4 million. Our net income was $840,189 for the three months ended March 31, 2005.

Results of Operations

Cornerstone ended the first three months of 2005 with total assets of $277.8 million, a 11.7% increase from December 31, 2004 and a 33.8% increase from March 31, 2004. Cornerstone reported net income for the three months ending March 31, 2005 of $840,189, or $0.29 basic earnings per share, compared to $523,346, or $0.21 basic earnings per share, for the same period in 2004. The increase in earnings during the first three months of 2005 represents a 61% increase compared to the first three months of 2004 while the earnings per share increase represents a 38% increase for the same period. The difference in the percentage increase is due to the recently completed stock sale of 500,000 shares completed in February 2005. The total number of shares outstanding as of the end of the first quarter was 3,011,334 compared to a stock split adjusted 2,487,234.

The increase in net income for the first three months of 2005 was due primarily to the 7% growth of loans and 14% growth of deposits since the 2004 year end and in the process increasing the Bank’s net interest margin to 5.4%. This balance sheet growth and enlarged net interest margin enabled the Bank to increase its net interest income by $917 thousand, or 40.4% compared to the same period in 2004. The Bank’s relationship managers accomplished this by collecting fees on newly originated loans and by selling loan participations to other banks outside of Cornerstone’s market area and retaining a servicing fee and the customer’s deposits. In addition, the Bank’s asset sensitivity contributed 20 to 30 basis points of the net interest margin increase and should be considered temporary since the interest expense will catch up once the Federal Reserve stops increasing interest rates. As always, the Bank’s success is directly related to the quality of its relationship managers and the Bank will continue to seek additional talented lenders to increase the Bank’s market share of business banking in the Chattanooga MSA.

The Bank was also able to increase deposits materially over the first three months of 2005. The Bank’s non-interest bearing checking accounts increased 21.7%, to $33.3 million and interest bearing checking accounts increased 34.9% to $35.0 million while savings accounts and money market accounts increased 47.8% to $46.1 million when compared to the same time period in 2004. The Bank has a material deposit that represents a large portion of the growth of deposits in the money market category. The deposit is from an out of state depositor that uses our Bank for ACH services and has ranged from $7 to $17 million and should not be considered a core deposit. The increases, including the above mentioned large deposit, are due to the Bank’s continued focus on attracting transaction accounts that allowed the Bank to maintain its above peer average net interest margin. The Bank also took advantage of attractive non-traditional funding sources during the second quarter of 2004. Cornerstone increased its Federal Home Loan Bank borrowings by $5 million during the first quarter and selected longer-term maturities to reduce the Bank’s general interest rate risk. In addition, the Bank actively used its federal funds lines of credit as an inexpensive source of funds. The Bank anticipates slower deposit growth in transaction deposits during the second half of 2005.

Non-interest income decreased 13.2% for the first three months of 2005 compared to the same period in 2004. This decrease was due to increased non-interest bearing checking balances which reduced the Bank’s analysis charges on business checking accounts. In addition, gains from the sale of mortgage loans on the secondary market continued to slow as the refinance market for one to four family residences all but disappeared. The Bank saw continued gains in non-interest revenue from electronic payments.

On the qualitative side, the Bank maintained its asset quality, which is quantified by the Bank’s below peer bank average of past due loans to net loans ratio of 0.17% and a below peer bank average non-performing asset ratio of 0.026%. This was accomplished during a time period when regional banks struggled to maintain net interest margin and suffered from a general deterioration of loan quality. For the first three months of 2005, the Bank’s net interest margin was 5.39%, compared to 4.89% for the same time period in 2004. The Bank’s management expects the Bank’s net interest margin to continue to increase until the Federal Reserve stops increasing interest rates and at that time decreasing to a more historic level of 4.9%.

During the first quarter of 2005 the Federal Reserve continued its steady move to a neutral stance with monetary policy. The United State’s GDP settled into a 3% growth level and the financial markets began to price into the interest rate curve the expectation that the rise in interest rates would eliminate all chances of inflation. Management believes the economy will remain robust (remain above a 3.0% GDP growth) and inflation will become an issue in 2006 due to the enormous budget deficit and equally large trade deficit. As a result management believes interest rate adjustments will continue for at least a short period of time. The Bank believes the Federal Reserve will continue to increase rates repetitively until the Federal Funds rate is in the 3.5% to 4.0% range. Due to this position, the Bank has a positive “GAP” which means the Bank’s assets will reprice quicker than its liabilities as interest rates increase or decrease and is in an appropriate position if rates were to increase as most economists have predicted.

During the first quarter of 2005 Cornerstone continued to work on expanding its manpower and capital capacity to maintain quality customer service as the Bank continued to grow at an above average pace. Cornerstone is determined to continue to find quality commercial relationship managers as they become available in our market and build the appropriate support staff to enable them. Cornerstone completed its secondary offering of common stock in February of 2005 and sold all the available shares authorized by the Board of Directors. In the process the company oversubscribed the issue by 100,000 shares which bodes well for future issuances if they are needed.

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

Financial Condition

Earning Assets. Average earning assets for the three months ending March 31, 2005, increased by $52.6 million, or 27.94% compared to the three months ending March 31, 2004, while actual earning assets increased $66.3 million or 34% during the same period. The average and actual balance increases were due to strong loan demand in the first three months of 2005. Management expects average earning assets to grow at a similar pace during the remainder of 2005.

Loan Portfolio. The Bank's average loans for the three months of 2005 were $210.7 million, an increase of $47.9 million, or 29.42% compared to the first three months of 2004, while actual balances increased to $220 million, an increase of 29.88% above the $169.3 million in loans as of March 31, 2004. Management anticipates slower loan growth for the remainder of the year in both average and actual balances.

Investment Portfolio. The Bank's average investment securities portfolio and Federal Funds sold increased by 18.42% or $4.7 million for the three months ending March 31, 2005 compared to the three months ending March 31, 2004, while actual balances increased $15.7 million or 61.57%. The difference in growth is due to a surge of checking deposits of which $11 million is temporary deposits and invested in Federal Funds sold. Management believes the appropriate current level of investment securities for the Bank is $30.0 million and will carefully purchase securities that provide acceptable return versus the interest rate risk. Management expects the average and actual balance of securities to increase over the remainder of 2005 up to the level mentioned above. The Bank expects to maintain an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include, in order of priority, gap management, liquidity, pledging, return, and local community support. The Bank maintains two classifications of investment securities: "Held to Maturity" (HTM) and "Available for Sale" (AFS). The "Available for Sale" securities are carried at fair market value, whereas "Held to Maturity" securities are carried at book value. As of March 31, 2005, net unrealized loss in the "Available for Sale" portfolio amounted to $93,360, a 0.31% decrease in value.

Deposits. The Bank's average deposits increased by $36 million or 22.9% for the three month period ending March 31, 2005 compared to the same period ending March 31, 2004, while actual deposit balances increased by $50.7 million or 31%. The actual deposit growth was broad based with non-interest bearing transaction accounts increasing by 21.7% during the same time period. Management intends to continue to focus its efforts on attracting core deposits and expects certificates of deposit less than $100 thousand to increase over the remainder of 2005 as loan growth continues. The Bank intends to maintain as one of its highest priorities the continued solicitation of transaction accounts from new and existing customers, which should provide the Bank with an increased net interest margin.

Liquidity and Capital Resources. As of the end of the first quarter of 2005, the Bank had $32 million of Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings and the ability to borrow another $1.3 million. The borrowings are designed with a maturity of 10 years with call and put options after a stated conversion date. Management believes that FHLB borrowings provide an inexpensive method to reduce interest rate risks by obtaining longer term liabilities to match the typically longer term assets the Bank has on its balance sheet that are usually below the cost of certificates of deposit. During 2004, Cornerstone, under its $5.0 million guidance line with Fifth Third Bank, borrowed $2.1 million to inject capital into the Bank. The injection was needed to maintain an 8.0% capital leverage ratio, which the regulators consider appropriate, given the size of our Bank. The loan was paid in full during the first quarter of 2005.

Average stockholders' equity increased by $8.5 million or 49.31% to $25.8 million for the three months ending March 31, 2005 compared with $17.3 million during the three months ending. March 31, 2004. Actual equity increased by $6.5 million or 43.1% from March 31, 2004 to March 31, 2004. This increase was due to a secondary stock offering during the last quarter of 2004 wherein 500,000 additional shares of stock were sold at $15 per share, raising stockholder’s equity by $7.5 million. The remainder of the increase was due to the increase of retained earnings.

Results of Operations - Three months ended March 31, 2005 compared to three months ended March 31, 2004.

Net Interest Income.  Net interest income before loan loss provision for the first quarter of 2005 increased $916,740 or 40.4% above net interest income before loan loss provision for the first quarter of 2004. The increase in net interest income was primarily due to an increase in interest income from earning asset growth while deposit cost increased at a slower rate. Two factors assisted net interest income growth. First and most importantly was the growth of earning assets. Earning assets increased $52.6 million over the previous year’s first quarter; an increase of 27.90%. Second, the interest income from earning assets increased from 6.63% to 7.3% while interest cost from the Bank’s liabilities increased from 2.05% to 2.38% over the same time period. The increase in net interest margin was above the Bank’s projections and can be directly attributed to the above-mentioned change in the Bank’s deposit mix and the recent addition of commercial finance department fee income and SBA fees. Management foresees the margin decreasing to more historic levels for the remainder of 2005.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)
	Three months ended
	March 31,
	2005			2004
Assets	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	210,665	4,034	7.77%	162,773	2,845	7.09%
Investment securities	26,426	265	4.24%	24,761	231	3.78%
Other earning assets	3,663	24	2.66%	648	2	1.25%
Total earning assets	240,754	4,323	7.30%	188,182	3,078	6.63%
Allowance for loan losses	(2,698)			(2,073)
Cash and other assets	18,403			14,331
TOTAL ASSETS	256,459			200,440

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	32,684	66	0.82%	26,352	24	0.37%
Savings deposits	36,216	182	2.04%	29,328	92	1.27%
Time deposits	61,635	412	2.71%	57,341	374	2.65%
Time deposits of $100,000 or more	29,234	205	2.84%	22,266	138	2.51%
Federal funds and securities sold under agreements to repurchase	7,297	27	1.50%	3,451	11	1.29%
Other borrowings	28,722	245	3.46%	21,178	169	3.24%
Total interest bearing liabilities	195,788	1,137	2.38%	159,916	808	2.05%
Net interest spread		3,186			2,270
Noninterest bearing demand deposits	33,449			21,898
Accrued expenses and other liabilities	1,416			1,342
Stockholders' equity	25,806			17,284

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	256,459			200,440

Net interest margin on earning assets			5.39%			4.89%

Net interest spread on earning assets			4.92%			4.58%

Total interest income increased $1.2 million or 40.44% for the period ended March 31, 2005 compared to the same period ended March 31, 2004. Interest income produced by the loan portfolio increased $1.2 million or 41.8% for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004, due to the increase in average loans outstanding and origination fees associated with loan growth for the period. The increase in the volume of loan interest income was only slightly offset by the general repricing of the loan portfolio in a low interest rate environment. Management estimates the average balances will continue to increase. Interest income on investment securities, Federal Funds and other investments increased $34,024 or 14.7% for the three-month period ending March 31, 2005 compared to the three-month period ended March 31, 2004. This was due primarily to the growth of the securities portfolio as interest rates increased with the improvement of the U.S. economy and provided a more acceptable risk versus return ratio. As interest rates increase the Bank will make further investments in securities to provide liquidity and stability to the Bank’s balance sheet.

Total interest expense increased $327,857 or 40.6% from March 31, 2004 to March 31, 2005. The interest expense increase from the first quarter of 2004 to the first quarter of 2005 is primarily due to an increase of $35.9 million in average interest bearing liabilities.

The net interest margin for the first quarter of 2005 was 5.39% compared to 4.89% for the first quarter of 2004. The yield on earning assets increased 67 basis points to 7.30% for the period ended March 31, 2005, compared to 6.63% for the period ended March 31, 2004.

The structure of the loan and deposit portfolios allow the Bank’s interest expense on deposits to remain below the level of interest paid during the first quarter of 2004 due to a lag in repricing of the Bank’s deposits. As the Federal Reserve continues to increase interest rates during 2005, the Bank’s deposits will follow and show increases in the interest expense but should not negatively affect the Bank’s net interest margin as the Bank’s earning assets will increase at a faster rate than its liabilities. The net interest spread on earning assets increased to 4.92% for the three month period ending March 31, 2005 compared to 4.58% for the same period ending March 31, 2004, an increase of 34 basis points.

Allowance for Loan Losses. The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $2.8 million allowance for loan losses as of March 31, 2005 reflects the full known extent of credit exposure. Cornerstone made a $210,000 provision during the first quarter of 2005 and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

ALLOWANCE FOR LOAN LOSSES

	2005	2004
Quarter Ending	March 31	December 31	September 30	June 30	March 31

Balance at beginning of period	2,665,464	2,460,541	2,312,218	2,113,930	2,011,329
Loans charged-off	(44,994)	(60,810)	(33,024)	(68,763)	(202,060)
Loans recovered	15,295	10,733	6,347	17,050	144,662
Net charge-offs (recoveries)	29,699	50,077	26,677	51,712	57,399
Provision for loan losses charged to expense	210,000	255,000	175,000	250,000	160,000
Balance at end of period	2,845,765	2,665,464	2,460,541	2,312,218	2,113,930

Allowance for loan losses as a percentage of average loans outstanding for the period	1.351%	1.356%	1.294%	1.318%	1.299%

Allowance for loan losses as a percentage of nonperforming assets and loans 90 days past due outstanding for the period	1056.832%	1285.527%	3571.540%	5125.050%	4802.094%

Annualized QTD net charge-offs as a percentage of average loans outstanding for the period	0.056%	0.102%	0.056%	0.118%	0.141%

Annualized YTD net charge-offs as a percentage of average loans outstanding for the period	0.056%	0.103%	0.103%	0.129%	0.141%

YTD Average Outstanding Loans	210,666,687	181,278,891	175,190,146	169,078,607	162,760,681

QTD Average Outstanding Loans	210,666,687	196,542,130	190,151,000	175,396,703	162,760,681

Nonperforming assets and loans 90 days past due	269,273	207,344	68,893	45,116	44,021

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through service charges of deposit accounts and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income decreased by $45,898 or 13.2% for the first quarter of 2005 compared with the first quarter of 2004. The decrease of non-interest income during the first quarter of 2005 was focused on the loss of fee income generated by the sale of mortgage loans on the secondary market.

Non-interest Expense. Non-interest expense for the first quarter of 2005 increased by $300,499 or 18.73% compared to the same three months in 2004. Salaries and employee benefits expense for the three months ending March 31, 2005 increased by $180,907 or 19.86% over the same period ending March 31, 2004. Occupancy and equipment expense as of March 31, 2005 increased by $23,595 or 10.12% over the same period in 2004. All other non-interest expenses for the three-month period ended March 31, 2005 increased $95,997 or 20.85% above the non-interest expenses for the same period ended March 31, 2004. The increase in non-interest expense is broad based and used to support the rapid growth of the Bank’s assets and liabilities in a safe and sound manner. In addition, the Bank accrued a $84 thousand provision to build an allowance against possible losses associated with electronic transfer of funds. The allowance is equal to the Bank’s deductible of its insurance policy purchased to mitigate this risk and to date the Bank has not charged off any amount associated with this line of business.

Item 3.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Cornerstone’s Chief Executive Officer and Treasurer have evaluated the effectiveness of Cornerstone’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiaries) required to be included in Cornerstone’s periodic filings under the Exchange Act.

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

(1) Form 8-K filed on April 15, 2005, disclosing press release related to first quarter earnings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: May 13, 2005	By:	/s/ Gregory B. Jones
Gregory B. Jones
Chairman and Chief Executive Officer

Date: May 13, 2005	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________
(1)  Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004.