Form 10QSB
period 2005-06-30
CORNERSTONE BANCSHARES INC
filed 2005-08-15
CIK 1038773

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _________________________

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

The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant on June 30, 2005 was approximately $44,102,016. There were 3,051,334 shares of Common Stock outstanding as of June 30, 2005.

Transitional Small Business Disclosure Format (check one) :
Yes ☐  No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	Unaudited		Unaudited
	June 30,	December 31,	June 30,
ASSETS	2005	2004	2004

Cash and due from banks	$19,191,605	$6,900,054	$5,527,775
Federal funds sold	-	-	1,615,000
Cash and cash equivalents	19,191,605	6,900,054	7,142,775
Securities available for sale	28,955,665	26,470,691	29,581,173
Securities held to maturity	347,523	390,599	548,405
Federal Home Loan Bank stock, at cost	947,600	854,200	837,600
Loans, net of allowance for loan losses of $ 3,054,841 at June 30, 2005, $2,665,464 at December 31, 2004 and $2,312,218 at June 30, 2004
Bank premises and equipment, net	5,978,552	5,967,735	5,812,386
Accrued interest receivable	1,309,010	1,184,478	973,038
Goodwill	2,541,476	2,541,476	2,541,476
Other assets	2,319,793	1,749,539	1,755,859
Total Assets	$298,082,925	$248,614,634	$230,604,257

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$30,348,607	$34,024,241	$29,185,040
Interest-bearing demand deposits	39,552,512	32,855,396	31,694,528
Savings deposits and money market accounts	59,949,138	31,211,457	31,375,663
Time deposits of $100,000 or more	30,078,939	30,089,057	24,556,498
Time deposits of less than $100,000	70,030,958	59,652,751	62,333,982
Total deposits	229,960,154	187,832,902	179,145,711
Federal funds purchased and securites sold under agreements to repurchase	5,994,419	7,409,162	3,561,501
Federal Home Loan Bank advances and note payable	32,000,000	27,000,000	29,150,000
Accrued interest payable	109,210	91,595	70,194
Other liabilities	1,632,206	1,473,655	873,645
Total Liabilities	269,695,989	223,807,314	212,801,051

Stockholders' Equity
Common stock - $l.00 par value; 10,000,000 authorized at June 30, 2005 and December 31, 2004 and 2,000,000 shares authorized at June 30, 2004; shares issued and outstanding - 3,051,334 at June 30, 2005, 2,868,823 at December 31, 2004, and 1,243,617 at June 30, 2004	3,051,334	2,868,823	1,243,617
Commom stock subscribed; 119,961 shares at December 31, 2004
Additional paid-in capital	19,415,074	19,160,936	12,193,318
Retained earnings	5,848,883	4,340,981	4,441,796
Accumulated other comprehensive income	71,645	116,034	(75,525)
	28,386,936	26,606,735	17,803,206
Stock subscription receivable	-	(1,799,415)	-
Total Stockholders' Equity	28,386,936	24,807,320	17,803,206
Total liabilities and stockholders' equity	$298,082,925	$248,614,634	$230,604,257

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$4,495,493	$3,153,715	$8,529,172	$5,998,503
Investment securities	314,891	248,835	580,024	479,944
Federal funds sold	31,257	1,168	52,907	2,739
Other earning assets	2,358	588	4,389	1,016
Total interest income	4,843,999	3,404,306	9,166,492	6,482,202

INTEREST EXPENSE
Interest bearing demand accounts	81,310	27,646	146,847	51,233
Money market accounts	260,230	93,958	429,286	176,911
Savings accounts	19,342	9,275	32,274	18,308
Time deposits of less than $100,000	539,218	343,421	950,833	717,262
Time deposits of more than $100,000	233,598	127,989	438,118	266,292
Federal funds purchased	7,545	12,468	20,510	16,754
Securities sold under agreements to repurchase	13,834	7,287	27,843	10,803
Other borrowings	272,256	195,933	516,938	367,872
Total interest expense	1,427,333	817,977	2,562,649	1,625,435

Net interest income before provision for loan losses	3,416,666	2,586,329	6,603,843	4,856,767
Provision for loan losses	340,000	250,000	550,000	410,000
Net interest income after the provision for loan losses	3,076,666	2,336,329	6,053,843	4,446,767

NONINTEREST INCOME
Service charges	162,843	177,886	317,290	343,289
Other income	107,535	150,628	254,805	332,842
Total noninterest income	270,378	328,514	572,095	676,131

NONINTEREST EXPENSE
Salaries and employee benefits	1,074,939	1,012,390	2,167,235	1,923,099
Occupancy and equipment expense	209,827	200,805	426,385	433,931
Other operating expense	571,958	432,783	1,167,808	893,156
Total noninterest expense	1,856,724	1,645,978	3,761,428	3,250,186

Income before provision for income taxes	1,490,320	1,018,865	2,864,510	1,872,712
Provision for income taxes	578,500	396,300	1,112,500	726,800

NET INCOME	$911,820	$622,565	$1,752,010	$1,145,912

EARNINGS PER COMMON SHARE
Basic net income per common share	$0.30	$0.25	$0.59	$0.46
Diluted net income per common share	$0.28	$0.23	$0.53	$0.42

DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$-	$-	$-

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30

	Unaudited	Unaudited
	2005	2004

Cash flows from operating activities:
Net income	$1,752,010	$1,145,912
Adjustments to reconcile net income
to net cash provided by (used in) operating actvities:
Provision for loan losses	550,000	410,000
Depreciation and amortization	234,850	244,319
Changes in other operating assets and liabilities:
Accrued interest receivable	(124,532)	(34,275)
Accrued interest payable	17,615	(31,969)
Other assets and liabilities	(571,940)	(2,021,309)
Net cash provided (used in) by operating activities	1,858,003	(287,322)

Cash flows from investing activities:
Purchase of investment securities: AFS	(9,722,538)	(15,947,752)
Proceeds from security transactions: AFS	7,312,123	10,988,446
Proceeds from security transactions: HTM	42,798	96,070
Purchase of FHLB Stock	(93,400)	-
Loan originations and principal collections, net	(34,325,216)	(26,866,649)
Purchase of bank premises and equipment	(326,462)	(1,741,952)
Net cash used in investing activities	(37,112,695)	(33,471,837)

Cash flows from financing activities:
Net increase in deposits	42,127,252	19,793,436
Net increase in securities sold under agreements to repurchase	(1,414,743)	(2,522,577)
Proceeds from Federal Home Loan Bank advances and other borrowings	5,000,000	13,500,000
Dividends paid on common stock	(282,369)	-
Issuance of common stock	2,116,103	-
Net cash provided by financing activities	47,546,243	30,770,859

Net increase (decrease) in cash and cash equivalents	12,291,551	(2,988,300)

Cash and cash equivalents beginning of period	6,900,054	10,131,075
Cash and cash equivalents end of period	$19,191,605	$7,142,775

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,545,034	$1,657,404
Cash paid during the period for taxes	$943,500	1,127,822

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity - Unaudited

June 30, 2005

			Common	Additional		Other	Stock	Total
	Comprehensive	Common	Stock	Paid-in	Retained	Comprehensive	Subscriptions	Stockholders'
	Income	Stock	Subscribed	Capital	Earnings	Income	Receivable	Equity

BALANCE, December 31, 2004		$2,868,823	$119,961	$19,160,936	$4,340,981	$116,034	$(1,799,415)	$24,807,320

Issuance of common stock		62,550	-	254,138	-	-	-	316,688

Dividend - $0.08 per share		-	-	-	(244,108)	-	-	(244,108)

Stock subscriptions redeemed		119,961	(119,961)	-	-	-	1,799,415	1,799,415

Comprehensive income:

Net income	$1,752,010	-	-	-	1,752,010	-	-	1,752,010

Other comprehensive income, net of tax: Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(44,389)	-	-	-	-	(44,389)	-	(44,389)

Total comprehensive income	$1,707,621

BALANCE, June 30, 2005		$3,051,334	$-	$19,415,074	$5,848,883	$71,645	$-	$28,386,936

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

Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted EPS is computed by dividing income available to common shareholders (numerator) by the adjusted weighted average number of shares outstanding (denominator). The adjusted weighted average number of shares outstanding reflects the potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock resulting in the issuance of common stock that share in the earnings of the entity.

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

	Jun-05	Jun-04	Dec-04	Dec-03
Net Income, as reported	$1,752,010	$1,145,912	$2,571,083	$1,881,859

Deduct: Total Stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	($54,048)	($24,734)	($49,469)	($36,962)

Pro Forma Net Income (2)	$1,697,962	$1,121,178	$2,521,614	$1,844,897

Earnings Per Share:
Basic-as reported	$0.59	$0.46	$1.03	$0.76
Basic-pro forma	$0.57	$0.45	$1.01	$0.74

Diluted-as reported	$0.53	$0.42	$0.92	$0.71
Diluted-pro forma	$0.52	$0.41	$0.90	$0.69

Stock Amounts
Average Common Stock Issued as of: (1)	2,988,038	2,487,234	2,490,340	2,479,156
Effect of dilutive stock options:	288,061	233,800	308,873	184,762

1.
The number of average common shares issue as of June 2004 and December 2003 reflect the retroactive adjustment caused by a two-for-one-stock split in the form of a 100% stock dividend which occurred September 15, 2004.

2.	Three month periods ended June 30, 2005 and June 30, 2004 data is not presented within the table in that it does not differ significantly from the six month periods data.

Off-Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and various commitments to extend credit. At June 30, 2005, commitments under standby letters of credit and undisbursed loan commitments aggregated $54,030,202. The Bank’s credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

Forward-Looking Statements

Certain written and oral statements made by or with the approval of an authorized executive officer of Cornerstone may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as “should result,”“are expected to,”“we anticipate,”“we estimate,”“we project” or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from Cornerstone’s historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate fluctuations and the impact of competition. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date they are made.

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

The following discussion and analysis sets forth the major factors that affect Cornerstone’s results of operations and financial condition reflected in the unaudited financial statements for the three-month and six-month periods ended June 30, 2005 and 2004. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements contained herein and notes attached thereto.

Overview

As of June 30, 2005 Cornerstone had total consolidated assets of $298.1 million, total loans of $236.4 million, total deposits of $229.9 million and stockholders equity of $28.4 million. Our net income was $911,820 and $1,752,010 for the three and six months ended June 30, 2005, respectively.

Results of Operations

Cornerstone ended the first six months of 2005 with total assets of $298.1 million, a 19.9% increase from December 31, 2004 and a 29.3% increase from June 30, 2004. Cornerstone reported net income for the six months ending June 30, 2005 of $1,752,010, or $0.59 basic earnings per share, compared to $1,145,912, or $0.46 basic earnings per share, for the same period in 2004. The increase in earnings during the first six months of 2005 represents a 52.9% increase compared to the first six months of 2004. The total number of outstanding shares as of the end of the second quarter ended June 30, 2005 was 3,051,334 compared to a stock split adjusted 2,487,234 in the second quarter ended June 30, 2004.

The increase in net income for the first six months of 2005 was due primarily to the 16.8% growth of loans and 22.4% growth of deposits since the 2004 year end and the increase in the Bank’s net interest margin to 5.30%. The balance sheet growth and enlarged net interest margin enabled the Bank to increase its net interest income by $1.7 million or 36% compared to the same period in 2004. The Bank’s relationship managers accomplished this by collecting fees on newly originated loans and by selling loan participations to other banks outside of Cornerstone’s market area and retaining a servicing fee and the customer’s deposits. In addition, the Bank’s asset sensitivity contributed 20-30 basis points of the net interest margin increase and should be considered temporary since the interest expense will catch up once the Federal Reserve stops increasing interest rates. The Bank’s success is considered to be directly related to the quality of its relationship managers and the Bank will continue to seek additional talented lenders to increase the Bank’s market share of business banking in the Chattanooga MSA.

The Bank was also able to increase deposits by 42.1 million over the first six months of 2005. The Bank’s non-interest bearing checking accounts increased $1.2 million and interest bearing checking accounts increased $8 million or 24.79% while savings accounts and money market accounts increased 91.1% or $28.6 million when compared to the same time period in 2004. The Bank has a material deposit that represents a large portion of the growth of deposits in the money market category. The deposit is from an out of state depositor that uses the Bank for ACH services and has ranged from $7 to $30 million and should not be considered a core deposit. The increases, including the above mentioned large deposit, are due to the Bank’s continued focus on attracting transaction accounts that allowed the Bank to maintain its above peer average net interest margin. The Bank selected longer-term maturities to reduce the Bank’s general interest rate risk, and utilized its federal funds lines of credit as an inexpensive source of funds. The Bank anticipates slower deposit growth in transaction deposits during the second half of 2005.

Non-interest income decreased 15.4% for the first six months of 2005 compared to the same period in 2004. This decrease was due to increased non-interest bearing checking balances which reduced the Bank’s analysis charges on business checking accounts. In addition, gains from the sale of mortgage loans on the secondary market continue to slow as the refinance market for one to four family residences slowed substantially. However the Bank saw continued gains in non-interest revenue from electronic payments.

On the qualitative side, the Bank maintained its asset quality, which is quantified by the Bank’s below peer bank average of past due loans to net loans ratio of 0.32% and a below peer bank average non-performing asset ratio of 0.52%. This was accomplished during a time period when regional banks struggled to maintain net interest margin and suffered from a general deterioration of loan quality. For the first six months of 2005, the Bank’s net interest margin was 5.30%, compared to 5.03% for the same time period in 2004. The Bank’s management expects the Bank’s net interest margin to decrease slightly to a more historic level of 4.9% over the remainder of 2005.

During the second quarter of 2005 the Federal Reserve continued its steady move to a neutral stance with monetary policy. The United State’s GDP settled into a 3% growth level and the financial markets began to price into the interest rate curve the expectation that the rise in interest rates would eliminate all chances of inflation. Management believes the economy will remain robust (remain above a 3% GDP growth) and inflation will become an issue in 2006 due to the enormous budget deficit and equally large trade deficit. As a result, management believes interest rate adjustments will continue for at least a short period of time. The Bank believes the Federal Reserve will continue to increase rates repetitively until the Federal Funds rate is in the 4% range. Due to this position, the Bank has a positive “GAP” which means the Bank’s assets will reprice quicker than its liabilities as interest rates increase or decrease and is in an appropriate position if rates were to increase as most economists have predicted.

During the second quarter of 2005 Cornerstone continued to work on expanding its manpower and capital capacity to maintain quality customer service as the Bank continued to grow at an above average pace. Cornerstone is determined to continue to find quality commercial relationship managers as they become available in our market and build the appropriate support staff to enable them.

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

Financial Condition

Earning Assets. Average earning assets for the six months ending June 30, 2005, increased by $56.4 million, or 28.8% compared to the six months ending June 30, 2004, while actual earning assets increased $52.7 million or 24.65% during the same period. The average and actual balance increases were due to strong loan demand in the first half of 2005 and a strong growth in transaction account deposits during the current reporting period. Management expects average earning assets to grow at a similar pace during the remainder of 2005.

Loan Portfolio. The Bank's average loans for the first six months of 2005 were $219.6 million, an increase of $50.4 million, or 29.8% compared to the first six months of 2004, while actual balances increased to $236.5 million, an increase of 30.4% above the $181.4 million in loans as of June 30, 2004. Management anticipates similar loan growth for the remainder of the year in both average and actual balances.

Investment Portfolio. The Bank's average investment securities portfolio and Federal Funds Sold increased by 9.2% or $2.4 million for the six months ending June 30, 2005 compared to the six months ending June 30, 2004, while actual balances decreased $716 thousand or 2.31%. Management believes the appropriate current level of investment securities for the Bank is $30.0 million and will carefully purchase securities that provide acceptable return versus the interest rate risk. Management anticipates the average and actual balance of securities to increase over the remainder of 2005. The Bank expects to maintain an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include, in order of priority, gap management, liquidity, pledging, return, and local community support. The Bank maintains two classifications of investment securities: "Held to Maturity" (HTM) and "Available for Sale" (AFS). The "Available for Sale" securities are carried at fair market value, whereas "Held to Maturity" securities are carried at book value. As of June 30, 2005, net unrealized gains in the "Available for Sale" portfolio amounted to $108,553, a 0.36% increase in value.

Deposits. The Bank's average deposits increased by $49.4 million or 26% for the six-month period ending June 30, 2005 compared to the same period ending June 30, 2004, while actual deposit balances increased by $50.8 million or 28.36%. The actual deposit growth was broad based with non-interest bearing transaction accounts increasing by 12.18% during the same time period. Management intends to continue to focus its efforts on attracting core deposits and expects certificates of deposit to increase over the remainder of 2005 as loan growth continues. The Bank intends to maintain as one of its highest priorities the continued solicitation of transaction accounts from new and existing customers, which should provide the Bank with an increased net interest margin.

Liquidity and Capital Resources.

As of the end of the second quarter of 2005 the Bank had $32 million of Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings. The borrowings are designed with a maturity of 10 years with call and put options after a stated conversion date. Management believes that FHLB borrowings provide an inexpensive method to reduce interest rate risks by obtaining longer term liabilities to match the typically longer term assets the Bank has on its balance sheet that are usually below the cost of certificates of deposit.

Average stockholders' equity increased by $9.2 million or 53.1% to $26.7 million for the six months ending June 30, 2005 compared with $17.5 million during the six months ending June 30, 2004. Actual equity increased by $10.6 million or 59.5% from June 30, 2004 to June 30, 2005. This increase was primarily due to a stock offering during the last quarter of 2004 wherein 500,000 additional shares of stock were sold at $15 per share, raising stockholder’s equity by $7.5 million. The remainder of the increase was due to the increase of retained earnings.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)

	Six months ended
	June 30,
	2005			2004
Assets	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Loans, net of unearned income	$219,567	$8,529	7.83%	$169,126	$5,999	7.15%
Investment securities	28,450	580	4.22%	26,043	480	3.81%
Other earning assets	4,097	57	2.82%	579	4	1.31%
Total earning assets	252,114	9,166	7.34%	195,748	6,482	6.69%
Allowance for loan losses	(2,816)			(2,143)
Cash and other assets	18,804			15,378
TOTAL ASSETS	268,102			208,983

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$33,099	$147	0.89%	$26,351	$51	0.39%
Savings deposits	7,783	32	0.84%	7,212	18	0.51%
MMDA's	34,592	429	2.50%	23,532	177	1.52%
Time deposits	65,518	951	2.93%	57,540	717	2.51%
Time deposits of $100,000 or more	29,232	438	3.02%	22,479	266	2.39%
Federal funds and securities sold under agreements to repurchase	6,044	52	1.73%	5,234	33	1.28%
Other borrowings	30,370	513	3.41%	23,049	362	3.17%
Total interest bearing liabilities	206,638	2,563	2.50%	165,397	1,625	1.98%
Net interest spread		$6,604			$4,857
Noninterest bearing demand deposits	33,082			24,876
Accrued expenses and other liabilities	1,614			1,223
Stockholders' equity	26,768			17,487
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	268,102			208,983

Net interest margin on earning assets			5.29%			5.02%

Net interest spread on earning assets			4.84%			4.71%

Results of Operations - Six months ended June 30, 2005 compared to six months ended June 30, 2004

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for the first six months of 2005 increased $1.7 million. or 36% above net interest income before loan loss provision for the first six months of 2004. The increase in net interest income as of June 30, 2005 was primarily due to the growth in earning assets while deposit cost increased at a slower rate. Average earning assets grew to $252.1 million compared to $195.7 in June 2004. Interest income from earning assets increased from 6.69% to 7.34% during the second quarter while the cost of deposits grew from 1.98% to 2.5%over the same period. The increase in net interest margin was above the Bank’s projections and can be directly attributed to the above-mentioned change in the Bank’s deposit mix and the recent addition of commercial finance department fee income and SBA fees. Management foresees the margin decreasing to more historic levels for the remainder of 2005.

Interest income increased $2,684,288 or 41.4% for the period ended June 30, 2005 compared to the same period ended June 30, 2004. Interest income produced by the loan portfolio increased $2,530,669 or 42.2% for the six month period ended June 30, 2005 compared to six month period ended June 30, 2004, due to the increase in average loans outstanding and origination fees associated with loan growth for the period. The increase of loan interest income was partially offset by the general repricing of the loan portfolio in a lower interest rate environment. Management estimates the average and actual balances will continue to increase throughout the remainder of 2005. Interest income on investment securities, Federal Funds and other investments increased $153,621 or 31.7% for the six month period ending June 30, 2005 compared to the six month period ended June 30, 2004. This was largely due to money market deposit growth providing opportunity for Federal Funds investments.

Total interest expense increased $937,214 or 57.7% from June 30, 2004 to June 30, 2005. The interest expense increase from the second quarter of 2004 to the second quarter of 2005 is primarily due to an increase of $41.2 million in average interest bearing liabilities.

The net interest margin for the second quarter of 2005 was 5.3% compared to 5.03% for the same period of 2004. The yield on earning assets increased 65 basis points to 7.34% for the period ended June 30, 2005, compared to 6.69% for the period ended June 30, 2004.

The measure the Bank and many other financial institutions use to measure this interest rate sensitivity is a GAP report. The report determines the amount of difference between repricing assets and liabilities over a period of time. The period most commonly used by financial institutions is the one year cumulative GAP. Currently the Bank’s balance sheet structure is considered asset sensitive, which means the assets will reprice faster than liabilities. The Bank’s one year cumulative GAP is 26.6% and considered beneficial if rates are moving up. Management anticipates that the Federal Reserve will continue to increase short term interest rates for the rest of 2005 which should benefit the Bank’s earning for the short term until liabilities have time to reprice and the Bank’s net interest margin returns to a more normal level. Management plans to actively manage the balance sheet and during the fourth quarter reduce the asset sensitivity of the Bank to a more neutral position that would not negatively impact earnings if short term interest rates were to go down.

Allowance for Loan Losses. The allowance for loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $3.1 million allowance for loan losses as of June 30, 2005 reflects the full known extent of credit exposure. The Bank made a $550,000 provision during the first half of 2005 compared to $410,000 during the same period of 2004, and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Bank's policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of June 30, 2005, the Bank had $857,069 in non-accruing loans and $380,722 in repossessed and foreclosed properties of which the majority is one relationship with three 1-4 family residences as collateral, compared to $45,116 in non-accruing loans and none in repossessed and foreclosed properties as of June 30, 2004.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of residential mortgage loans are included in non-interest income. Total non-interest income decreased by $104,034 or 15.4% from the first half of 2004 compared with the first half of 2005.

Non-interest Expense. Non-interest expense for the first six months of 2005 increased by $511,242 or 15.73% compared to the first six months in 2004. Expenses for salaries and employee benefits increased for the six months ending June 30, 2005 increased by $244,136 or 12.7% over the same period ending from June 30, 2004. Occupancy and equipment expense as of June 30, 2005 increased by $7,546 or 1.74% over the same period in 2004. All other non-interest expenses for the six-month period ended June 30, 2005 increased $274,652 or 30.7% over the non-interest expenses for the same period ended June 30, 2004. The increase in non-interest expenses is broad based and used to support the rapid growth of the Bank’s assets and liabilities in a safe and sound manner.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)

	Three months ended
	June 30,
	2005			2004
Assets	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Loans, net of unearned income	$228,367	$4,495	7.90%	$175,397	$3,154	7.21%
Investment securities	30,418	315	4.29%	27,312	249	3.79%
Other earning assets	4,527	34	2.98%	511	2	1.38%
Total earning assets	263,312	4,844	7.39%	203,220	3,404	6.74%
Allowance for loan losses	(2,933)			(2,212)
Cash and other assets	19,206			16,417
TOTAL ASSETS	279,585			217,425

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$33,510	$81	0.97%	$26,351	$28	0.42%
Savings deposits	7,817	19	0.99%	7,317	9	0.51%
MMDA's	40,651	260	2.57%	24,827	94	1.52%
Time deposits under $100,000	69,359	539	3.12%	57,737	343	2.39%
Time deposits of $100,000 or more	29,229	234	3.21%	22,688	128	2.26%
Federal funds and securities sold under agreements to repurchase	4,805	25	2.07%	6,998	22	1.29%
Other borrowings	32,000	269	3.37%	24,900	193	3.11%
Total interest bearing liabilities	217,370	1,427	2.63%	170,820	818	1.92%
		$3,417			$2,586
Noninterest bearing demand deposits	32,720			27,821
Accrued expenses and other liabilities	1,727			1,116
Stockholders' equity	27,768			17,668
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	279,585			217,425

Net interest margin on earning assets			5.22%			5.10%

Net interest spread on earning assets			4.76%			4.82%

Results of Operations - Three months ended June 30, 2005 compared to three months ended June 30, 2004

Net Interest Income.  Net interest income before loan loss provision for the second quarter of 2005 increased $830,337 or 32.1% above net interest income before loan loss provision for the second quarter of 2004. The increase in net interest income was primarily due to an increase in income from earning asset growth during the three month period; loan growth representing $19.6 million or 8.91% from March 31, 2005. The interest yield from earning assets increased 65 basis point from 6.74% to 7.39%, while interest cost from the Bank’s liabilities increased 71 basis points from 1.92% to 2.63% over the same time period. The Bank’s deposit mix shifted as the percentage of average transaction accounts to average total deposits increased slightly to 13.4% from 13.3%, with average money market accounts increasing from $24 million during the three months ended June 30, 2004 to $40.1 million for the three months ended June 30, 2005.

The Bank’s percentage of average loans to average assets remained relatively constant for the three months ended June 30, 2005 compared to the same period ending June 30, 2004. The increase in net interest margin was above the Bank’s projections and can be directly attributed to the above-mentioned change in the Bank’s deposit mix and the continuation of commercial finance department fee income and SBA fees. Management foresees the margin decreasing to more historic levels for the remainder of 2005.

Total interest income increased $1.4 million or 42.3% during the second quarter of 2005 compared to the second quarter 2004. Interest income produced by the loan portfolio increased $1.3 million or 42.52% for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004, due to the increase in average loans outstanding and origination fees associated with loan growth for the period. Management estimates the average balances will continue to increase.

Interest income on investment securities, Federal Funds and other investments increased $98,000 or 39.04% for the three-month period ending June 30, 2005 compared to the three-month period ended June 30, 2004, largely due to an increase in Federal Funds. This was due primarily to a low interest rate environment in the Treasury and Federal Funds markets and a position taken by the Bank to move to variable rate securities to reduce the interest rate risk associated if rates were to increase in the near future.

Total interest expense increased $609,000 or 74.5% during the three months ending June 30, 2005 from the same period ending June 30, 2004. The interest expense increase from the second quarter of 2004 to the second quarter of 2005 was primarily due to an increase of $46.5 million or 27.2% in average interest bearing liabilities.

The net interest margin for the three months ended June 30, 2005 was 5.22% compared to 5.10% for the three months ended June 30, 2004. The yield on earning assets increased 72 basis points to 7.39% for the period ended June 30, 2005, compared to 6.74% for the period ended June 30, 2004.

Allowance for Loan Losses. The allowance for loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $3.1 million allowance for loan losses as of June 30, 2005 reflects the full known extent of credit exposure. The Bank made a $340,000 provision during the second quarter of 2005 compared to $250,000 during the same period of 2004, and anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

ALLOWANCE FOR LOAN LOSSES

	2005		2004
Quarter Ending	June 30	March 31	December 31	September 30	June 30

Balance at beginning of period	2,845,765	2,665,464	2,460,541	2,312,218	2,113,930
Loans charged-off	(135,055)	(44,994)	(60,810)	(33,024)	(68,763)
Loans recovered	4,131	15,295	10,733	6,347	17,050
Net charge-offs (recoveries)	130,924	29,699	50,077	26,677	51,712
Provision for loan losses charged to expense	340,000	210,000	255,000	175,000	250,000
Balance at end of period	3,054,841	2,845,765	2,665,464	2,460,541	2,312,218

Allowance for loan losses as a percentage of average loans outstanding for the period	1.314%	1.351%	1.356%	1.294%	1.318%

Allowance for loan losses as a percentage of nonperforming assets and loans 90 days past due outstanding for the period	246.798%	1056.833%	1285.527%	3571.540%	5125.050%

Annualized QTD net charge-offs as a percentage of average loans outstanding for the period	0.226%	0.056%	0.102%	0.056%	0.118%

Annualized YTD net charge-offs as a percentage of average loans outstanding for the period	0.148%	0.056%	0.103%	0.103%	0.129%

YTD Average Outstanding Loans	219,566,305	210,666,687	181,278,891	175,190,146	169,078,607

QTD Average Outstanding Loans	232,409,647	210,666,687	196,542,130	190,151,000	175,396,703

Nonperforming assets and loans 90 days past due	1,237,791	269,273	207,344	68,893	45,116

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through service charges of deposit accounts and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income decreased by $58,136 or 17.7% for the second quarter of 2005 compared with the second quarter of 2004. The decrease of non-interest income during the second quarter of 2005 was largely due to the reduced activity in secondary mortgage lending.

Non-interest Expense. Non-interest expense for the second quarter of 2005 increased by $210,745 or 12.8% compared to the same three months in 2004. Expenses for salaries and employee benefits increased by $62,549 or 6.18% for the three months ending June 30, 2005 over the same period ending June 30, 2004. Occupancy and equipment expense as of June 30, 2005 increased by $9,022 or 4.49% over the same period in 2004. All other non-interest expenses for the three-month period ended June 30, 2005 increased $139,174 or 32.16% below the non-interest expenses for the same period ended June 30, 2004. The increase in non-interest expense is due primarily to the cost to support the Bank’s growth of assets and liabilities while protecting existing employees from competitors.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Cornerstone’s annual shareholder meeting was held on April 21, 2005. At the meeting, the individuals whose names appear below were elected to Cornerstone’s board of directors. In addition, the shareholders ratified the appointment of Hazlett, Lewis & Bieter, PLL as its independent auditors for the fiscal year ending December 31, 2005. The shareholders’ votes were cast as follows with 78.8% of total shares voting:

	For	Against	Abstain
Election of Directors

B. Kenneth Driver	99.7%	0.0%	0.3%
Karl Fillauer	99.5%	0.0%	0.5%
Nathaniel F. Hughes	100.0%	0.0%	0.0%
Gregory B. Jones	100.0%	0.0%	0.0%
James H. Large	99.7%	0.0%	0.3%
Jerry D. Lee	100.0%	0.0%	0.0%
Lawrence D. Levine	99.5%	0.0%	0.5%
Russell W. Lloyd	99.7%	0.0%	0.0%
Earl A. Marler, Jr.	97.5%	0.0%	2.5%
Doyce G. Payne, M.D.	97.7%	0.0%	2.3%
Turner Smith	97.1%	0.0%	2.9%
Bill O. Wiggins	99.7%	0.0%	0.3%
Marsha Yessick	96.6%	0.0%	3.4%

Ratification of Appointment of Hazlett, Lewis & Bieter, PLLC	99.9%	0.0%	0.1%

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description
3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
10.1	Employee Stock Ownership Plan between Cornerstone Community Bank and Nathaniel F. Hughes dated July 1, 2005. (2)
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004.
(2) Incorporated by reference from Exhibit 10.1 of the registrant’s Form 8-K dated July 18, 2005.

(b)	Reports on Form 8-K

(1)	Form 8-K dated April 15, 2005, disclosing press release related to fiscal quarter ended March 31, 2005
(2)	Form 8-K dated April 25, 2005 disclosing the resignation of Russell Lloyd as a director.
(3)	Form 8-K dated May 19, 2005 disclosing press release related to the authorization of a $.08 cash dividend.
(4)
Form 8-K dated July 18, 2005 (i) disclosing a press release related to the fiscal quarter ended June 30, 2005 and (ii) an announcement of Employee Stock Ownership Plan by and between Cornerstone Community Bank, a wholly owned subsidiary of Cornerstone Bancshares, Inc. and Nathaniel F. Hughes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: August 15, 2005	/s/ Gregory B. Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

Date: August 15, 2005	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
10.1	Employee Stock Ownership Plan between Cornerstone Community Bank and Nathaniel F. Hughes dated July 1, 2005. (2)
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004.
(2) Incorporated by reference from Exhibit 10.1 of the registrant’s Form 8-K dated July 18, 2005.