Form 10QSB
period 2005-09-30
CORNERSTONE BANCSHARES INC
filed 2005-11-10
CIK 1038773

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission file number 000-30497

CORNERSTONE BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Tennessee (State of Jurisdiction of Incorporation or Organization)		62-1173944 (I.R.S. Employer Identification Number)
5319 Highway 153 Hixson, TN 37343 (423) 385-3000 (Address, and Telephone Number of Principal Executive Offices and Principal Place of Business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant on September 30, 2005 was approximately $47,366,267. There were 3,072,334 shares of Common Stock outstanding as of September 30, 2005.

Transitional Small Business Disclosure Format (check one) :
Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item1.     Financial Statements

CONSOLIDATED BALANCE SHEETS
	Unaudited September 30,	December 31,	Unaudited September 30,
ASSETS	2005	2004	2004
Cash and due from banks	$21,316,511	$6,900,054	$5,677,330
Federal funds sold	-	-	11,290,000
Cash and cash equivalents	21,316,511	6,900,054	16,967,330
Securities available for sale	29,786,444	26,470,691	23,021,742
Securities held to maturity	334,553	390,599	506,392
Federal Home Loan Bank stock, at cost	1,021,400	854,200	854,200
Loans, net of allowance for loan losses of	250,206,577	202,555,862	187,245,833
$ 3,275,486 at September 30, 2005, $2,665,464 at
December 31, 2004 and $2,460,541 at September 30, 2004
Bank premises and equipment, net	6,226,589	5,967,735	4,850,941
Accrued interest receivable	1,520,314	1,184,478	1,003,513
Goodwill	2,541,476	2,541,476	2,541,476
Other assets	2,391,573	1,749,539	2,551,955
Total Assets	$315,345,437	$248,614,634	$239,543,382

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$37,640,383	$34,024,241	$32,514,366
Interest-bearing demand deposits	34,839,459	32,855,396	29,567,891
Savings deposits and money market accounts	50,401,011	31,211,457	36,434,436
Time deposits of $100,000 or more	38,123,652	30,089,057	30,893,490
Time deposits of less than $100,000	74,411,258	59,652,751	58,655,159
Total deposits	235,415,763	187,832,902	188,065,342
Federal funds purchased and securites sold under
agreements to repurchase	16,113,028	7,409,162	2,335,094
Federal Home Loan Bank advances and note payable	32,000,000	27,000,000	29,150,000
Accrued interest payable	193,844	91,595	97,176
Other liabilities	1,580,400	1,473,655	1,169,523
Total Liabilities	285,303,035	223,807,314	220,817,135

Stockholders' Equity
Preferred stock - no par value; 2,000,000 shares
authorized; no shares issued
Common stock - $l.00 par value; 10,000,000 authorized
at September 30, 2005, December 31, 2004
and September 30, 2004; shares issued and
outstanding - 3,072,334 at September 30, 2005, 2,868,823 at
December 31, 2004, and 2,487,234 at September 30, 2004	3,072,334	2,868,823	2,487,234
Commom stock subscribed; 119,961 shares at	-	119,961	-
December 31, 2004
Additional paid-in capital	19,892,354	19,160,936	12,193,318
Retained earnings	7,079,676	4,340,981	3,905,777
Accumulated other comprehensive income	(1,962)	116,034	139,918
	30,042,402	26,606,735	18,726,247
Stock subscription receivable	-	(1,799,415)	-
Total Stockholders' Equity	30,042,402	24,807,320	18,726,247
Total liabilities and stockholders' equity	$315,345,437	$248,614,634	$239,543,382

CONSOLIDATED STATEMENTS OF INCOME
	Unaudited Three months ended September 30,		Unaudited Nine months ended September 30,
INTEREST INCOME	2005	2004	2005	2004
Loans, including fees	$5,102,644	$3,422,954	$13,631,816	$9,421,457
Investment Securities	303,200	275,140	883,224	755,084
Federal funds sold	30,663	5,773	83,570	8,512
Other earning assets	1,374	729	5,765	1,745
Total interest income	5,437,881	3,704,596	14,604,375	10,186,798

INTEREST EXPENSE
Interest bearing demand accounts	91,369	39,252	238,216	90,486
Money market accounts	282,958	103,615	712,245	280,526
Savings accounts	19,899	9,920	52,172	28,228
Time deposits of less than $100,000	580,386	362,566	1,531,219	1,079,828
Time deposits of more than $100,000	343,196	176,518	781,314	442,810
Federal funds purchased	35,643	9,336	56,153	26,090
Securities sold under agreements to repurchase	16,400	4,569	44,243	15,371
Other borrowings	271,740	240,984	788,678	608,856
Total interest expense	1,641,591	946,760	4,204,240	2,572,195

Net interest income before provision for loan losses	3,796,290	2,757,836	10,400,135	7,614,603
Provision for loan losses	349,600	175,000	899,600	585,000
Net interest income after the provision for loan losses	3,446,690	2,582,836	9,500,535	7,029,603

NONINTEREST INCOME
Service charges	171,365	184,546	488,655	527,835
Other income	320,383	129,894	575,186	395,133
Total noninterest income	491,748	314,440	1,063,841	922,968

NONINTEREST EXPENSE
Salaries and employee benefits	1,139,569	970,194	3,306,804	2,877,762
Occupancy and equipment expense	230,874	314,127	657,259	680,457
Other operating expense	599,204	457,658	1,767,010	1,366,343
Total noninterest expense	1,969,647	1,741,979	5,731,073	4,924,562

Income before provision for income taxes	1,968,791	1,155,297	4,833,303	3,028,009
Provision for income taxes	738,000	447,700	1,850,500	1,174,500

NET INCOME	$1,230,791	$707,597	$2,982,803	$1,853,509

EARNINGS PER COMMON SHARE
Basic net income per common share	$0.40	$0.28	$0.99	$0.75
Diluted net income per common share	$0.37	$0.25	$0.90	$0.67

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$0.08	$-

CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the Nine Months ended September 30,
	Unaudited 2005	Unaudited 2004
Cash flows from operating activities:
Net income	$2,982,803	$1,853,509
Adjustments to reconcile net income
to net cash provided by operating actvities:
Provision for loan losses	899,600	585,000
Depreciation and amortization	258,878	385,140
Changes in other operating assets and liabilities:
Accrued interest receivable	(335,836)	(64,750)
Accrued interest payable	102,249	(4,987)
Other assets and liabilities	(107,589)	(726,611)
Net cash provided by operating activities	3,800,105	2,027,301

Cash flows from investing activities:
Purchase of investment securities: AFS	(13,900,263)	(16,944,627)
Proceeds from security transactions: AFS	10,348,160	19,212,356
Proceeds from security transactions: HTM	55,619	133,335
Purchase of FHLB Stock	(167,200)	-
Loan originations and principal collections, net	(48,577,271)	(32,597,429)
Purchase of bank premises and equipment	(125,546)	(1,708,764)
Net cash used in investing activities	(52,366,501)	(31,905,129)

Cash flows from financing activities:
Net increase in deposits	47,582,861	28,713,067
Net increase (decrease) in securities sold under agreements to repurchase	8,703,866	(3,748,985)
Proceeds from Federal Home Loan Bank advances and other borrowings	5,000,000	11,750,000
Dividends paid on common stock	(526,476)	-
Issuance of common stock	2,222,603	-
Net cash provided by financing activities	62,982,854	36,714,082

Net increase in cash and cash equivalents	14,416,457	6,836,255

Cash and cash equivalents beginning of period	6,900,054	10,131,075
Cash and cash equivalents end of period	$21,316,511	$16,967,330

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for interest	$4,101,989	$1,657,404
Cash paid during the period for taxes	1,106,200	1,127,822

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$427,700	$44,916

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
September 30, 2005
	Comprehensive Income	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Stock Subscriptions Receivable	Total Stockholders' Equity
BALANCE, December 31, 2004		$2,868,823	$119,961	$19,160,936	$4,340,981	$116,034	$(1,799,415)	$24,807,320

Issuance of common stock		3,550	-	19,638	-	-	-	23,188

Issuance of common stock		80,000	-	711,780	-	-	-	791,780
under Director's stock option plan

Dividend Common Stock - $0.08 per share		-	-	-	(244,108)	-	-	(244,108)

Stock subscriptions redeemed		119,961	(119,961)	-	-	-	1,799,415	1,799,415

Comprehensive income:

Net income	$2,982,803	-	-	-	2,982,803	-	-	2,982,803

Other comprehensive income, net of tax:

Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(117,996)	-	-	-	-	(117,996)	-	(117,996)

Total comprehensive income	$2,864,807

BALANCE, September 30, 2005		$3,072,334	$-	$19,892,354	$7,079,676	$(1,962)	$-	$30,042,402

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC.

PRESENTATION OF FINANCIAL INFORMATION

The financial information in this report for September 30, 2005 and September 30, 2004 has not been audited. The information included herein should be read in conjunction with the notes to the consolidated financial statements included in the 2004 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone Bancshares, Inc. (“Cornerstone”) in March of 2005. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

Consolidation

The accompanying consolidated financial statements include the accounts of Cornerstone and its subsidiary Cornerstone Community Bank (the “Bank”).

Substantially all intercompany transactions, profits and balances have been eliminated.

Accounting Policies

During interim periods, Cornerstone follows the accounting policies set forth in its 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. Since December 31, 2004, there have been no significant changes in any accounting principles or practices, or in the method of applying any such principles or practices.

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

	Nine months ended		Years ended
	September-05	September-04	Dec-04	Dec-03
Net Income, as reported	$2,982,803	$1,853,509	$2,571,083	$1,881,859

Deduct: Total Stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	($54,048)	($49,469)	($49,469)	($36,962)

Pro Forma Net Income (2)	$2,928,755	$1,804,040	$2,521,614	$1,844,897

Basic-as reported	$0.99	$0.75	$1.03	$0.76
Basic-pro forma	$0.97	$0.73	$1.01	$0.74

Diluted-as reported	$0.90	$0.67	$0.92	$0.71
Diluted-pro forma	$0.89	$0.65	$0.90	$0.69

Stock Amounts
Average Common Stock issued and outstanding (1)	3,012,760	2,487,132	2,490,340	2,479,156
Effect of dilutive stock options:	292,433	297,263	308,873	184,762

1.
The number of average common shares issued as of December 2003 reflect the retroactive adjustment caused by a two-for-one- stock split in the form of a 100% stock dividend which occurred September 15, 2004.

2.	Three month periods ended September 30, 2005 and September 30, 2004 data is not presented within the table in that it does not differ significantly from the nine month periods data.

Off-Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and various commitments to extend credit. At September 30, 2005, commitments under standby letters of credit and undisbursed loan commitments aggregated $57,002,289. The Bank’s credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

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

The following discussion and analysis sets forth the major factors that affect Cornerstone’s results of operations and financial condition reflected in the unaudited financial statements for the three-month and nine-month periods ended September 30, 2005 and 2004. This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements contained herein and notes attached thereto.

Overview

As of September 30, 2005 Cornerstone had total consolidated assets of $315.3 million, total loans of $250.2 million, total deposits of $235.4 million and stockholders equity of $30 million. The net income was $1,230,791 and $2,982,803 for the three and nine months ended September 30, 2005, respectively.

Results of Operations

Cornerstone ended the first nine months of 2005 with total assets of $315.3 million, a 26.8% increase from December 31, 2004 and a 31.6% increase from September 30, 2004. Cornerstone reported net income for the nine months ended September 30, 2005 of $2,982,803, or $0.99 basic earnings per share, compared to $1,853,509, or $0.75 basic earnings per share, for the same period in 2004. The increase in earnings during the first nine months of 2005 represents a 60.9% increase compared to the first nine months of 2004. The total number of outstanding shares as of the end of the third quarter ended September 30, 2005 was 3,072,334 compared to 2,487,234 in the third quarter ended September 30, 2004.

The increase in net income for the first nine months of 2005 was due primarily to the 23.5% growth of loans. The 25.3% growth of deposits supported the loan growth and also provided additional monies to invest in earning assets increasing the Bank’s net interest margin to 5.35%. The balance sheet growth and enlarged net interest margin enabled the Bank to increase its net interest income by $2.8 million or 36.6% compared to the same period in 2004. The Bank’s relationship managers continued their successful efforts to originate new loans and sell participations to banks outside of the Bank’s market area. These efforts provided an avenue for increased interest and fee income and allowed the opportunity to increase deposit accounts relative to these loans. In addition, the Bank’s asset sensitivity contributed 20-30 basis points of the net interest margin increase and should be considered temporary since the interest expense will catch up once the Federal Reserve stops increasing interest rates. The Bank’s success is considered to be directly related to the quality of its employees and the Bank intends to continue to add talented people to increase the Bank’s market share of business banking in the Chattanooga MSA.

The Bank was also able to increase deposits by 47.6 million over the first nine months of 2005. The Bank’s non-interest bearing checking accounts increased $3.6 million and interest bearing checking accounts increased $1.9 million or 6.0% while savings accounts and money market accounts increased 61.5% or $19.2 million when compared to the same time period in 2004. The Bank continues to focus on attracting transaction accounts that should allow the Bank to maintain its above peer average net interest margin. The Bank selects longer-term maturities to reduce its general interest rate risk, and utilizes its federal funds lines of credit as an inexpensive source of funds. The Bank anticipates slower deposit growth in transaction deposits during the last quarter of 2005.

Non-interest Income. Non-interest income increased 15.3% for the first nine months of 2005 compared to the same period in 2004. This increase was primarily due to gains from the sale of loans to the secondary market. The majority of the growth was centered on the Bank’s SBA program. The Bank participates in both SBA 7(a) and 504 programs. Adding to the Bank’s success in this area is the relationship managers’ depth of knowledge with respect to specialty loans and the Bank’s willingness to consider these loans while adhering to strict credit underwriting guidelines. The Bank has seen a decrease in overdraft charges year to date from $375 thousand for the first nine months of 2004 to $333 thousand for the first nine months of 2005. Offsetting this customer discretionary fee, the Bank saw a large increase in electronic payments revenue as fees from ACH payment increased $79 thousand during the first nine months of 2005.

On the qualitative side, the Bank maintained its asset quality, which is quantified by the Bank’s average of past due loans to net loans ratio of 0.13% and a bank average non-performing asset ratio of 0.42%. For the first nine months of 2005, the Bank’s net interest margin was 5.35%, compared to 5.01% for the same time period in 2004. The Bank’s management expects the Bank’s net interest margin to decrease slightly to a more historic level over the remainder of 2005.

Through the end of September 2005, the Federal Reserve continued its steady interest rate increase to a neutral stance with monetary policy. With increased energy prices in recent months and the devastation caused by hurricanes, the economy is beginning to show signs of rising inflation. Some economic indicators predict that the Federal Reserve will continue the interest rate increase at least through the remainder of 2005. As a result, management is maintaining an asset sensitive balance sheet which means the Bank’s assets will reprice more quickly than its liabilities as interest rates increase. Management will conservatively move the balance sheet to a more neutral position as the Federal Reserve becomes less likely to increase rates.

During the third quarter of 2005 the Bank continued to work on expanding its manpower and capital capacity to provide exceptional customer service in the rapidly growing environment. The Bank is determined to continue to add highly qualified commercial relationship managers as they become available in its market and build the appropriate support staff to enable them.

The Bank, pursuant to its strategic plan, intends to continue to focus on providing a competitive footprint (convenient branches) to the Chattanooga Metropolitan Statistical Area allowing it to compete with the three major regional banks located in the area. The Bank also intends to focus its efforts in the suburb branch network and not on a central hub bank located in downtown Chattanooga. It is also intended that special emphasis will be placed on providing services specifically targeted to small businesses and individual customers.

Financial Condition

Earning Assets. Average earning assets for the nine months ended September 30, 2005, increased by $56.5 million, or 27.7% compared to the nine months ended September 30, 2004, while actual earning assets increased $58.4 million or 26.2% during the same period. The average and actual balance increases were due to strong loan demand in the first nine months of 2005 and a strong growth in transaction account deposits during the current reporting period. Management expects average earning assets to grow at a similar pace during the remainder of 2005.

Loan Portfolio. The Bank's average loans for the first nine months of 2005 were $228.1 million, an increase of $51.9 million, or 29.5% compared to the first nine months of 2004, while actual balances increased to $250.2 million, an increase of 33.7% above the $187.2 million in loans as of September 30, 2004. Management anticipates similar loan growth for the remainder of the year in both average and actual balances.

Investment Portfolio. The Bank's average investment securities portfolio and Federal Funds Sold increased by 16.2% or $4.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, while actual balances decreased $4.7 million or 13.5%. With current market conditions, bank management believes the current level of $30 million in investment securities is appropriate and intends to increase the portfolio cautiously. The Bank expects to maintain an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include, in order of priority, gap management, liquidity, pledging, return, and local community support. The Bank maintains two classifications of investment securities: "Held to Maturity" (HTM) and "Available for Sale" (AFS). The "Available for Sale" securities are carried at fair market value, whereas "Held to Maturity" securities are carried at book value. As of September 30, 2005, net unrealized losses in the "Available for Sale" portfolio amounted to ($2,972), a 0.01% decrease in value.

Deposits. The Bank's average deposits increased by $41.5 million or 24.6% for the nine month period ended September 30, 2005 compared to the same period ended September 30, 2004, while actual deposit balances increased by $47.4 million or 25.2% during the same period. During the quarter, the Bank launched a successful campaign to raise funds by offering a certificate of deposit special. The majority of the actual deposit growth was represented by money market and time accounts with a $37.0 million increase or 29.3% over the same period in 2004. Management intends to continue focusing its efforts on attracting core deposits and expects certificates of deposits to increase over the remainder of 2005 as loan growth continues. The Bank intends to maintain as one of its highest priorities the continued solicitation of transaction accounts from new and existing customers, which should provide the Bank with an increased net interest margin.

Liquidity and Capital Resources.

As of the end of the third quarter of 2005 the Bank had $32 million of Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings. The borrowings are designed with a maturity of 10 years with call and put options after a stated conversion date. Management believes that FHLB borrowings provide an inexpensive method to reduce interest rate risks by obtaining longer term liabilities to match the typically longer term assets the Bank has on its balance sheet that are usually below the cost of certificates of deposit.

Federal funds purchased increased $13.8 million during the nine months ended September 30, 2005 compared to the same period ended September 30, 2004. This increase accommodated the 27.7% growth in earning assets during the same period.

 Average stockholders' equity increased by $9.7 million or 54.4% to $27.5 million for the nine months ended September 30, 2005 compared with $17.8 million during the nine months ended September 30, 2004. Actual equity increased by $11.3 million or 60.4% from September 30, 2004 to September 30, 2005. This increase was primarily due to a stock offering during the last quarter of 2004 wherein 500,000 additional shares of stock were sold at $15 per share, raising stockholder’s equity by $7.5 million.

During 2005, 80 thousand shares of common stock were issued due to the exercise of stock options from the 1996 Non-qualified Directors Stock Option Plan. The Bank applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. No compensation expense was recognized in past periods as a result of the options price and estimated fair value of the stock being the same at the grant date. Since no cumulative compensation expense has been recognized in the financial statements, the tax deduction the company will receive for 2005, results in a corresponding decrease in taxes payable and increase in additional paid in capital of approximately $390 thousand.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)
	Unaudited Nine months ended September 30,
	2005			2004
Assets	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Loans, net of unearned income	$228,142	$13,632	7.99%	$176,210	$9,421	7.15%
Investment securities	28,634	883	4.27%	26,920	755	3.87%
Other earning assets	3,759	90	3.20%	949	10	1.41%
Total earning assets	260,535	14,605	7.50%	204,079	10,186	6.68%
Allowance for loan losses	(2,913)			(2,229)
Cash and other assets	19,330			16,031
TOTAL ASSETS	276,952			217,881

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$34,033	$238	0.93%	$28,023	$90	0.43%
Savings deposits	7,797	52	0.89%	7,386	28	0.51%
MMDA's	36,263	712	2.63%	24,693	281	1.52%
Time deposits	67,802	1,531	3.02%	58,305	1,080	2.48%
Time deposits of $100,000 or more	30,625	781	3.41%	23,988	443	2.47%
Federal funds and securities sold under
agreements to repurchase	6,409	104	2.17%	4,904	65	1.77%
Other borrowings	30,919	785	3.39%	25,105	585	3.12%
Total interest bearing liabilities	213,848	4,203	2.63%	172,404	2,572	1.99%
Net interest spread		$10,402			$7,614
Noninterest bearing demand deposits	33,853			26,431
Accrued expenses and other liabilities	1,765			1,238
Stockholders' equity	27,486			17,808
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	276,952			217,881

Net interest margin on earning assets			5.35%			5.00%

Net interest spread on earning assets			4.87%			4.68%

Results of Operations - Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for the first nine months of 2005 increased $2.8 million or 36.8% above net interest income before loan loss provision for the first nine months of 2004. As in previous quarters, the rapid growth in earning assets and the slower paced deposit costs were the driving factors to the increase in net interest income during the third quarter of 2005. Average earning assets grew to $260.5 million compared to $204.1 million in September 2004. Interest income from earning assets increased from 6.68% to 7.50% during the third quarter while the cost of deposits grew from 1.99% to 2.63% over the same period. The net interest margin outpaced the Bank’s projections again in the third quarter primarily from the rapid growth created by the successful accomplishments of the lending staff.

Interest income increased $4.4 million or 43.4% for the nine month period ended September 30, 2005 compared to the same period ended September 30, 2004. Interest income produced by the loan portfolio increased $4.2 million or 44.7% for the nine month period ended September 30, 2005 compared to nine month period ended September 30, 2004, due to the increase in average loans outstanding and origination fees associated with loan growth for the period. Management anticipates the average and actual balances will continue to increase throughout the remainder of 2005. Interest income on investment securities and other earning assets increased $207 thousand or 27.1% for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004. This was largely due to money market deposit growth providing opportunity for Federal Funds investments.

Due to the $41.4 million increase in average interest bearing liabilities from September 30, 2004 to September 30, 2005, the total interest expense increased $1.6 million or 63.5% during the same period.

 The net interest margin for the nine months ended September 30, 2005 was 5.35% compared to 5.0% for the same period of 2004. The interest spread on earning assets increased 19 basis points to 4.87% for the period ended September 30, 2005, compared to 4.68% for the period ended September 30, 2004.

   The measure the Bank and many other financial institutions use to measure this interest rate sensitivity is a GAP report. The report determines the amount of difference between repricing assets and liabilities over a period of time. The period most commonly used by financial institutions is the one year cumulative GAP. Currently the Bank’s balance sheet structure is considered asset sensitive, which means the assets will reprice faster than liabilities. The Bank’s one year cumulative GAP is 23.98% and considered beneficial if rates are rising. Management anticipates that the Federal Reserve will continue to increase short term interest rates for the rest of 2005 which should benefit the Bank’s earning until liabilities have time to reprice and the Bank’s net interest margin returns to a more normal level. Management plans to actively manage the balance sheet and during the fourth quarter reduce the asset sensitivity of the Bank to a more neutral position that would not negatively impact earnings if short term interest rates started a downward turn.

Allowance for Loan Losses. The allowance for loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $3.3 million allowance for loan losses as of September 30, 2005 reflects the full known extent of credit exposure. During the first nine months ended September 30, 2005, the loan portfolio grew 23.5%. To accommodate this growth, the Bank made $900 thousand in loan loss provision compared to $585 thousand during the same period of 2004, and anticipates similar provisions in the future as the loan portfolio continues to grow. The increase in the provision during 2005, represents management’s assessment of the loan portfolio and the inherent risks associated with the loan growth, classified loans and non-performing loans. Even with prudent credit underwriting, no assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Bank's policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of September 30, 2005, the Bank had $597 thousand in non-accruing loans and $458 thousand in repossessed and foreclosed properties of which the majority is one relationship with three, one to four family residences as collateral, compared to $23 thousand in non-accruing loans and $46 thousand in repossessed and foreclosed properties as of September 30, 2004.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of residential mortgage loans are included in non-interest income. During the first nine months of 2005, total non-interest income increased $141 thousand or 15.3% compared with the first nine months of 2004.

Non-interest Expense. Non-interest expense for the first nine months of 2005 increased by $807 thousand or 16.4% compared to the first nine months in 2004. Expenses for salaries and employee benefits for the first nine months ended September 30, 2005 increased by $429 thousand or 14.9% over the same period ended from September 30, 2004. Occupancy and equipment expense as of September 30, 2005 decreased by $23 thousand or 3.4% over the same period in 2004. All other non-interest expenses for the nine-month period ended September 30, 2005 increased $401 thousand or 29.3% over the non-interest expenses for the same period ended September 30, 2004. The increase in non-interest expenses is broad based and used to support the rapid growth of the Bank’s assets and liabilities in a safe and sound manner.

CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME / EXPENSE AND YIELD / RATES
Taxable equivalent basis
(in thousands)
	Unaudited Three months ended September 30,
	2005			2004
Assets	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Loans, net of unearned income	$245,014	$5,103	8.26%	$190,151	$3,423	7.14%
Investment securities	29,000	303	4.29%	28,645	275	3.93%
Other earning assets	3,092	32	4.11%	1,675	7	1.66%
Total earning assets	277,106	5,438	7.80%	220,471	3,705	6.68%
Allowance for loan losses	(3,103)			(2,398)
Cash and other assets	20,364			17,324
TOTAL ASSETS	294,367			235,397

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$35,871	$91	1.01%	$31,313	$39	0.49%
Savings deposits	7,824	20	1.01%	7,729	10	0.51%
MMDA's	39,550	283	2.84%	26,976	104	1.53%
Time deposits under $100,000	72,295	580	3.19%	59,808	363	2.41%
Time deposits of $100,000 or more	33,367	343	4.08%	26,958	177	2.60%
Federal funds and securities sold under
agreements to repurchase	7,125	52	2.90%	4,256	32	2.98%
Other borrowings	32,000	272	3.37%	29,150	222	3.02%
Total interest bearing liabilities	228,033	1,642	2.86%	186,190	947	2.02%
		$3,796			$2,758
Noninterest bearing demand deposits	35,371			29,491
Accrued expenses and other liabilities	2,061			1,305
Stockholders' equity	28,901			18,411
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	294,367			235,397

Net interest margin on earning assets			5.45%			4.96%

Net interest spread on earning assets			4.94%			4.67%

Results of Operations - Three months ended September 30, 2005 compared to three months ended September 30, 2004

Net Interest Income.  Net interest income before loan loss provision for the third quarter of 2005 increased $1.0 million or 37.7% above net interest income before loan loss provision for the third quarter of 2004. The increase in net interest income was primarily due to a strong earning asset growth during the three month period; actual loan growth, net unearned income representing $13.9 million of growth or 5.8% from June, 2005. The interest yield from earning assets increased 112 basis points from 6.68% to 7.80%, while interest cost from the Bank’s liabilities increased 84 basis points from 2.02% to 2.86% over the same time period in 2004. The Bank’s deposit mix shifted slightly with the percentage of average money market accounts increasing from $27.0 million during the three months ended September 30, 2004 to $39.6 million for the three months ended September 30, 2005. Time accounts also showed an increase of 21.8% or $18.9 million for the same periods.

The Bank’s percentage of average loans to average assets remained relatively constant for the three months ended September 30, 2005 compared to the same period ended September 30, 2004. The increase in net interest margin was above the Bank’s projections and can be directly attributed to the above-mentioned change in the Bank’s deposit mix. Management foresees the margin decreasing to more historic levels for the remainder of 2005.

Total interest income increased $1.7 million or 46.8% during the third quarter of 2005 compared to the third quarter 2004. Interest income produced by the loan portfolio increased $1.7 million or 49.07% for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004, due to the increase in average loans outstanding and origination fees associated with loan growth for the period. Management estimates the average balances will continue to increase.

Interest income on investment securities, federal funds sold and other investments increased $54 thousand or 19.0% for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, largely due to an increase in investment in federal funds sold. The Bank strategically utilized the growth in money market deposits to invest in variable rate products and improve income thereby taking advantage of the rising rate environment.

Total interest expense increased $695 thousand or 73.4% during the three months ended September 30, 2005 from the same period ended September 30, 2004. The interest expense increase from the third quarter of 2004 to the third quarter of 2005 was primarily due to an increase of $41.8 million or 22.5% in average interest bearing liabilities combined with the 84 basis point increase in rates.

The net interest margin for the three months ended September 30, 2005 was 5.45% compared to 4.96% for the three months ended September 30, 2004. The interest spread on earning assets increased 27 basis points to 4.94% for the period ended September 30, 2005, compared to 4.67% for the period ended September 30, 2004.

Allowance for Loan Losses. The allowance for loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $3.3 million allowance for loan losses as of September 30, 2005 reflects the full known extent of credit exposure. During the three months ended September 30, 2005, the loan portfolio averaged $245 million, an increase of $55 million or 28.9% compared to the same period in 2004. The $350 thousand provision during the third quarter of 2005 compared to $175 during the same period in 2004 represents management’s analysis of the inherent risks associated with the loan growth, and currently classified and non-performing loans. The Bank anticipates similar provisions in the future as the loan portfolio grows and unanticipated loan losses occur. No assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-interest Income.  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through service charges of deposit accounts and other activities. In addition, gains or losses realized from the sale of loans are included in non-interest income. Total non-interest income increased by $177 or 56.4% for the third quarter of 2005 compared with the third quarter of 2004. The increase of non-interest income during this period of 2005 was largely due to the heightened electronic transaction activity and the gains recognized on the sale of loans.

Non-interest Expense. Non-interest expense for the third quarter of 2005 increased by $228 thousand or 13.1% compared to the same three months in 2004. Salaries expense and employee benefits increased by $169 thousand or 17.5% for the three months ended September 30, 2005 over the same period ended September 30, 2004. Occupancy and equipment expense as of September 30, 2005 decreased by $83 thousand or 26.5% over the same period in 2004. All other non-interest expenses for the three-month period increased $142 thousand or 30.9% above the non-interest expenses for the same period ended September 30, 2004. The increase in non-interest expense is due primarily to the cost to hire highly knowledgeable and competent employees to support the Bank’s growth of assets and liabilities while protecting existing employees from competitors.

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

(2)	Form 8-K dated September 26, 2005 announcing the appointment of two new directors, W. Miller Welborn and Frank McDonald.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: November 10, 2005	By:	/s/ Gregory B. Jones
Gregory B. Jones, Chairman and Chief Executive Officer

Date: November 10, 2005	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes President and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
10.1	Employee Stock Ownership Plan between Cornerstone Community Bank and Nathaniel F. Hughes dated July 1, 2005. (2)
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________
(1) Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004.
(2) Incorporated by reference from Exhibit 10.1 of the registrant’s Form 8-K dated July 18, 2005.