Form 10KSB
period 2005-12-31
CORNERSTONE BANCSHARES INC
filed 2006-03-27
CIK 1038773

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 000-30497

(Name of Small Business Issuer in Its Charter)

Tennessee	62-1173944
(State of Incorporation)	(I.R.S. Employer Identification No.)

5319 Highway 153
Hixson, Tennessee 37343
(Address of principal executive offices)(Zip Code)

(423) 385-3000
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $1.00 Per Share

Check whether the issuer is required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1944.
Yes ☒ No ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Revenues for the Registrant’s fiscal year ended December 31, 2005, total $22,576,802.

The aggregate market value of the Registrant's outstanding Common Stock held by nonaffiliates of the Registrant on February 15, 2006 was approximately $67,607,878. There were 3,208,284 shares of Common Stock outstanding as of February 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants definitive 2006 Proxy Statement are incorporated by reference in Part III of this Form 10-KSB.

CORNERSTONE BANCSHARES, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2005

Forward-Looking Statements

In addition to the historical information contained herein, this report contains certain forward-looking statements including statements relating to present or future factors generally affecting the banking industry and specifically affecting the operations, markets, and products of Cornerstone Bancshares, Inc. (the “Company”), Cornerstone Community Bank (the “Bank”) and Eagle Financial, Inc. (“Eagle”). Forward-looking statements are based upon estimates and assumptions that are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control, and many of which, with respect to future business decisions, are subject to change. Without limiting the foregoing, the words “believes,” “anticipates,” “intends,” “expects,” “are of the opinion that” or similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. You should not place undue reliance on these forward-looking statements.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Cornerstone Bancshares, Inc. (“Cornerstone” or the “Company”) was incorporated on September 19, 1983 under the laws of the State of Tennessee and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was formerly known as East Ridge Bancshares, Inc. It has two wholly-owned subsidiaries, Cornerstone Community Bank, a Tennessee banking corporation (the “Bank”), resulted from the merger of The Bank of East Ridge and Cornerstone Community Bank effective October 15, 1997, and Eagle Financial Inc., a Tennessee corporation (“Eagle”), created December 1, 2005 with the assets acquired from Eagle Financial, LLC, a Tennessee limited liability company, and Eagle Funding, LLC, a Nevada limited liability company.

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

The Bank

The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in obligations of the U.S. Government, U.S. Government agencies, various states and their political subdivisions. In addition to deposits, sources of funds for the Bank loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.

Eagle

Eagle’s business concentrates on the purchase of account receivables from small businesses and commercial loan placement on a conduit basis. The principal sources of Eagle’s income are fees derived from the collection of accounts receivable and fees generated from the placement of loans with conduit financial institutions. Eagle’s principal expenses are interest paid on borrowings, employee compensation and benefits, office expenses and other overhead expenses

Employees

As of February 15, 2006, the Company and the Bank collectively had 87 full-time equivalent employees of whom 81 are full-time, and 12 are part-time. The employees are not represented by a collective bargaining unit. The Company and the Bank believe that their relationships with their employees are good.

Customers

It is the opinion of management that there is no single customer or affiliated group of customers of the Bank whose deposits, if withdrawn, would have a material adverse effect on the business of the Company.

Competition

All phases of the Bank’s banking activities are highly competitive. The Bank competes actively with twenty-four commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Hamilton County, Tennessee.

Based on total deposits of approximately $252,436,000 at December 31, 2005, the Bank represents 3.52% of the deposit base in the Chattanooga, Tennessee-Georgia Metropolitan Statistical Area (“Chattanooga MSA”). Three major regional banks represent approximately 60% of the deposits in the Chattanooga MSA. These larger financial institutions have greater resources and higher lending limits than the Bank, and each of the three institutions has over 20 branches in Hamilton County. There are several credit unions located in Hamilton County. Since credit unions are not subject to income taxes in the way commercial banks are, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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

On September 15, 1992, the FDIC approved final regulations adopting a risk-related deposit insurance system. The risk-related regulations, which became effective January 1, 1993, resulted in a significant spread between the highest and lowest deposit insurance premiums. Under the risk-related insurance regulations, each insured depository institution is assigned to one of three risk classifications: "well capitalized," "adequately capitalized," or "under capitalized." Within each risk classification, there are three subgroups. Each insured depository institution is assigned to one of these subgroups within its risk classification based upon supervisory evaluations submitted to the FDIC by the institution’s primary federal regulator. Depending upon a BIF member’s risk classification and subgroup, applicable regulations provide that its deposit insurance premium may be as low as 0.004% of insured deposits or as high as .31% of insured deposits. Additionally, because the BIF has exceeded its designated reserve ratio, the FDIC has now reduced to zero the assessment rate that is applicable to the most highly rated BIF members. The Bank has been notified that, based on its risk classification and supervisory subgroup, its BIF assessment rate is 0.004% of insured deposits for the period from January 1, to December 31, 2005. This is the most favorable assessment rate applicable to insured institutions. In addition, the Deposit Insurance Funds Act of 1998 (DIFA) requires that a Financing Corporation (“FICO”) assessment be paid by the Bank. The annual FICO assessment rate for banks is presently 0.0154% of deposits. The Bank paid $27,579 in assessments during the year ended December 31, 2005.

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

At December 31, 2005, the Bank had Tier 1 capital of $26.0 million or 9.20% of total year to date average assets.

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

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2005, the principal offices of the Company and the Bank are located at 5319 Highway 153, Hixson, Tennessee 37343. This property is owned by the Company. In addition, the Bank operates four full-service branches in Hamilton County, Tennessee that are located at:

4154 Ringgold Road, East Ridge, Tennessee
610 Georgia Avenue, Chattanooga, Tennessee
2280 Gunbarrel Road, Chattanooga, Tennessee
8966 Old Lee Highway, Ooltewah, Tennessee

The Georgia Avenue branch contains 1800 square feet and is leased pursuant to a lease agreement which provides an initial term of three years with two three-year renewal options. Rent is currently $ 29,482 per annum. The Bank owns the properties located at 2280 Gunbarrel Road, 4154 Ringgold Road, 5319 Highway 153 and 8966 Old Lee Highway.

The Company completed the construction and remodeling of the branch on Ringgold Road, East Ridge, Tennessee. The branch was updated to make more efficient use of the branch’s square footage and to open two additional customer drive-thru lanes. The Bank razed a branch operations building located in the back of the branch property in the process.

The Company operates a service center to house all its non-customer contact functions located at 6401 Lee Corners, Suite B, Chattanooga, Tennessee. The facility has 15,600 square feet and is leased pursuant to a lease agreement which provides for an initial term of five years with one five-year renewal option. Rent is currently $ 86,000 per annum.

ITEM 3. LEGAL PROCEEDINGS

As of the end of 2005, neither the Company, the Bank nor Eagle was involved in any material litigation. The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that those claims are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or the Company’s consolidated financial position.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the OTC Bulletin Board but is not listed on a national securities exchange. Morgan Keegan, a subsidiary of Regions Bank, is the principal market maker for Cornerstone stock. There are nine other market makers who assist in providing a market.

Table 1 below sets forth the high and low closing prices of the Company’s common stock for the periods indicated, as reported by published sources and as adjusted to reflect a 100% stock dividend paid on September 16, 2004. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

There were approximately 610 holders of record of the common stock as of December 31, 2005. This number does not include shareholders with shares in nominee name held by DTC. As of the end of 2005, there were 1,557,885 shares held in nominee name by DTC.

Cornerstone paid two cash dividends in 2005. The first dividend was paid on January 18, 2005 in the amount of $0.10 per share and the second dividend was paid on July 11, 2005 in the amount of $0.08 per share. The Company announced quarterly dividends of $0.06 each quarter, the first of which was paid January 9, 2006. The Company’s board of directors will decide the amount of the next year’s dividends, if any, after the capital needs required for expected growth of assets are reviewed. The payment of dividends is solely within the discretion of the Board of Directors, considering Cornerstone’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks.

   TABLE 1
High and Low Common Stock Share Price for the Company
2006 Fiscal Year	Low	High
First Quarter (through Feb. 2006)	$23.25	$27.25

2005 Fiscal Year
First Quarter	$15.74	$18.50
Second Quarter	$16.75	$18.50
Third Quarter	$17.60	$20.50
Fourth Quarter	$19.50	$24.99

2004 Fiscal Year
First Quarter	$10.00	$12.50
Second Quarter	$11.50	$13.90
Third Quarter	$11.90	$15.00
Fourth Quarter	$14.00	$17.00

2003 Fiscal Year
First Quarter	$6.25	$7.25
Second Quarter	$6.05	$8.75
Third Quarter	$8.25	$9.50
Fourth Quarter	$8.95	$11.65

On October 12, 2004, Cornerstone filed a Form SB-2 with the Securities and Exchange Commission to register the issuance of up to 500,000 shares of common stock. On November 4, 2004, the Securities and Exchange Commission declared the registration statement effective and the offering was fully subscribed by the end of 2004. Due to administrative issues associated with IRA accounts not all of the funds were collected until January of 2005. This created a subscription receivable in the capital section on the Company’s balance sheet since the funds were not collected prior to year end. As of February 5, 2005 all funds from the subscription were collected and available for use by the Company.

Table 2 sets forth the number of shares and average share price for the Company’s Equity Compensation Plans.

TABLE 2

Equity Compensation Plan
Year Ended December 31, 2005

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders:	361,250	$ 9.08	414,350
Equity compensation plans not approved by security holders:	0	$ 0.00	0
Total	361,250	$ 9.08	414,350

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

Summary

Net income for 2005 was $4,324,519 which represents a 68.2% increase from the Company’s net income of $2,571,083 in 2004. Net income per common share of $1.42 for 2005 was 37.9% higher than 2004 net income per common share of $1.03. Pretax income of $6,881,135 for 2005 increased $2,717,552 from 2004 pretax income of $4,163,583.

The increase in net income per common share from 2004 to 2005 comes directly from the dramatic growth of the Company’s earning assets, especially average loans, which grew 30.3%. This growth coupled with repetitive loan and security repricing as the Federal Reserve increased the target Federal Funds rate throughout 2005 helped the Company realize a 39.2% increase in net interest income to $14,594,290. Also contributing to improved net income was a 35.5% increase in non-interest income. Most of the increase was due to operating lease income, a new product line the Bank introduced in 2004, and the sale of commercial loans to conduit lenders. Asset quality remained at its better than industry standard level during 2005. Dramatic loan growth required the Bank to increase the loan loss provision to $1,401,600 during 2005. Non-interest expense increased 19.3% in 2005 due mostly to an increase in salaries and benefits of 15.4% and the addition of depreciation expense associated with leased assets.

Business of the Company

The Company's earnings depend primarily on the Bank’s and Eagle’s "net interest income," which is the difference between the interest income it receives from its assets (primarily its loans and investment securities) and the interest expense (or "cost of funds") which it pays on its liabilities (primarily its deposits). Net interest income is a function of (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities (the "interest rate spread" or "net interest spread") and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Company adheres to an asset and liability management strategy, which is intended to control the impact of interest rate fluctuations upon the Company's earnings and to make the yields on the Bank’s loan portfolio and investment securities and Eagle’s receivable financing more responsive to its cost of funds. This is accomplished by more closely matching the maturities of its interest-earning assets and its interest-bearing liabilities, while still maximizing net interest income. Nevertheless, the Company is and will continue to be affected by changes in the levels of interest rates and other factors beyond its control.

Unless specifically noted below, the following information is presented on a consolidated basis reflecting the Company’s performance as a whole. The Company's results of operations are dependent primarily upon the results of operations of the Bank.

For the fiscal years ended December 31, 2005 and 2004, the Company's weighted average rate earned on all interest-earning assets was 7.68% and 6.73%, respectively, and the Company's weighted average rate paid on all interest-bearing liabilities for the same years was 2.75% and 2.03%, respectively. The Company's interest rate spread for the years ended December 31, 2005 and 2004 therefore was 4.93% and 4.70%, respectively, and its net interest income for such years was $14,594,290 and $10,483,424 respectively. For fiscal 2005, the Company recorded net income of $4,324,519 or $1.42 basic earnings per common share as compared with net income of $2,571,083 or $1.03 basic earnings per common share for fiscal 2004. The increase in net income was due to a 39.2% increase in the Bank’s net interest income and a 35.5% increase in non-interest income, while non-interest expense increased only 19.3%.

Table 3 below sets forth certain additional measures of the Company’s performance for the periods indicated. Average balances in the table, as well as all average balances presented elsewhere in this report, were derived based on daily balances whenever possible. However, some average balances, which require data from the Company, as opposed to the Bank, were derived based on month-end balances since the data processing systems for those entities do not provide daily average balance information. The use of month-end averages does not materially alter any information given, and all averages are still representative of the operations of the Company.

TABLE 3
Performance Measures
Years Ended December 31,
	2005	2004	2003
Net Interest Margin
(Net interest income divided by average interest-earning assets)	5.43%	5.02%	4.87%

Return on Average Assets
(Net income divided by average total assets)	1.51%	1.15%	1.06%

Return on Average Equity
(Net income divided by average equity)	14.98%	13.83%	11.68%

Equity to Assets
(Average equity divided by average total assets)	10.09%	8.30%	9.04%

Loans to Deposits
(Average loans divided by average deposits)	109.04%	104.73%	101.21%

Dividend Payout Ratio
(Dividends paid by the Company divided by net income)	12.17%	4.84%	0.00%

Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004:

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on liabilities. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for 2005 increased by $4,110,866 or 39.2% over 2004. The increase in net interest income from 2004 to 2005 is due to material growth of the balance sheet and interest rate sensitivity of the Bank’s assets compared to its liabilities. Interest income grew 47.0% as the Federal Reserve increased the target Federal Funds rate 200 basis points during 2005. The Bank was in a favorable position to take advantage of the rapid and predictable increases due to its loan and security portfolios being mostly variable rate instruments. Loan origination fees remained strong as the Bank became more proficient at Small Business Administration (SBA) lending and asset based lending. The Bank anticipates loan growth to continue along with loan origination fees. Interest expense increased 70.0% in 2005. Cornerstone funded the rapid asset growth primarily with certificates of deposit and money market deposits which are typically more expensive for new deposits while retaining existing deposits. This allowed the cost of the funds to only go up 72 basis points while the raw cost of the funds increased 70%.

Interest income increased $6,613,367 or 47.0% in 2005 from 2004. Interest income produced by the loan portfolio increased $6,323,768 or 48.5% from 2004 to 2005. Interest income on investment securities and Federal Funds sold increased slightly at $289,599 or 28.2% from 2004 to 2005. The increase in loan interest income was due to a large increase in the volume and rate of loans as the portfolio grew, and was increased further by loan origination fees and servicing fees generated by the origination of SBA loans. The Bank attributes the strong loan growth to an increase in the number of relationship managers and their level of expertise. The small securities income increase was due to the generally higher interest rate environment, which presented few opportunities to invest without material interest rate risk exposure. Total interest expense increased $2,502,501 or 70.0% in 2005 from 2004.

One of the most useful tools for measuring the ability of a community bank to make money is its ability to maximize its net interest margin and its interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average-earning assets. This ratio represents the difference between the average yield on average-earning assets and the average rate paid for all funds used to support those earning assets. The Companies ended 2005 with a net interest margin of 5.43%. The net interest spread, defined as the rate of interest income minus the rate of interest expense, increased 23 basis points from 4.70% in 2004 to 4.93% in 2005. The yield on earning assets increased 95 basis points to 7.68% in 2005 from 6.73% in 2004.

Allowance for Loan Loss. The allowance for possible loan loss represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the allowance for possible loan losses balance of $3,545,042 as of December 31, 2005, is sufficient to absorb known credit risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone’s policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. Recognition of any interest after a loan has been placed on non-accrual status is accounted for on a cash basis. As of December 31, 2005, the Company had $1,731,383 of non-performing assets.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment securities are included in non-interest income. Total non-interest income increased by $498,844 or 35.5% from 2004 to 2005. Fee income from service charges on deposit accounts increased $84,872 or 9.4% in 2005. The Bank had no security gain in 2005. Fees generated from the sale of loans sold to the secondary market increased $116,581 in 2005 due to an increase in SBA loan origination. Operating lease income increased $292,505 or 118.3% during 2005. This service is offered on a very selective basis and the Bank does not expect to see significant growth in this area in 2006.

Non-interest Expense. Non-interest expense for 2005 increased by $1,330,558 or 19.3% from 2004. Salaries and employee benefits increased by $602,405 or 15.4% from $3,900,505 in 2004 to $4,502,910 in 2005. Hiring of additional personnel to cover the growth of the Bank, accounted for the majority of the increase for 2005. Occupancy expense increased 12.0% as the Bank continued to operate five full service branches and update equipment. Other non-interest expense increased $443,055 or 21.8% in 2005. This increase was related to data processing and other expenses incurred due to the Bank’s growth. Lastly depreciation expense associated with the Bank’s operating leases increased $193,246 or 104.0% due to increased number of leases outstanding.

Financial Condition

Earning Assets. Average earning assets in 2005 increased $62,408 million or 27.89% over 2004 due to material loan growth in 2005. This loan growth led the expansion of the balance sheet and the Bank funded the loan growth with a combination of FHLB borrowings, money market deposits and certificates of deposit. The average security portfolio grew $2.6 million or 9.6% to maintain an appropriate amount of securities for pledging purposes and liquidity.

Loan Portfolio. The Bank’s average loans for 2005 were $236.3 million, an increase of 30.3% over $181.3 million in average loans for 2004. The actual balance, before the loan loss allowance, at the end of 2005 was $265.6 million, representing an increase of $60.3 million from 2004. Loan growth for 2005, was evenly weighted throughout the year with several large, high quality loans greatly increasing the Bank’s outstanding balances. The growth was concentrated in commercial and commercial real estate. The Bank hired additional relationship mangers during 2005 in an effort to continue the Bank’s growth. The Bank feels strongly that the key to success in lending, as well as for the Bank as a whole, is to hire talented employees to provide outstanding customer service in a safe and sound manner.

Investment Securities. Cornerstone’s average investment securities portfolio increased $2.6 million from 2004 to 2005, while Federal Funds increased $1.8 million during the same period. The average investment portfolio and average federal funds sold for 2005 was $32.7 million. Cornerstone maintains an investment strategy of seeking portfolio yields within acceptable risk levels as well as providing liquidity, pledging requirements and GAP management. To accomplish these strategies, the Bank positioned the Investment Portfolio on the assumption that there was a higher probability of rates continuing to rise, and as a result took a cautious interest rate stance and invested appropriately. The majority of the purchases during 2005 were in US Agency callable notes structured with an interest rate cushion to protect the Bank if interest rates continue to rise. The Bank allowed its US Agency LIBOR floaters to be called as rates increased during 2005 without replacing them, as the agency U.S. Agency callable securities represented a better value due to the compressed spreads on the LIBOR floaters and scarcity of the security. Cornerstone maintains two classifications of investment securities: “Held to Maturity” and “Available for Sale.” The “Available for Sale” securities are carried at fair market value, whereas “Held to Maturity” securities are carried at book value. At year-end 2005, unrealized losses in the “Available for Sale” portfolio amounted to $341,466.

Intangibles. During 2002, the Company adopted the provisions of Statement of Financial Statement No. 142 Goodwill and other Intangible Assets concerning the $2,541,476 goodwill created by the merger with the Bank of East Ridge. Goodwill and is tested annually for impairment. If the carrying value of goodwill exceeds the fair value, a write-down is recorded. No impairment loss was recognized during 2005, 2004 or 2003. Also, in December, 2005, the Company completed the purchase of Eagle Financial, Inc. and recorded an intangible asset of 848,916. Amortization expense of $13,500 was recognized on this amortizable intangible.

Deposits. Cornerstone’s average deposits increased $43.5 million or 25.2% from 2004 to 2005. From year-end 2004 to year-end 2005, total actual deposits increased $64.6 million or 34.4%. The Bank’s deposit strategy continues to be focused on attracting transaction deposits from business customers while filling funding gaps with certificate of deposit specials to attract incremental funds while not driving up the cost of certificates already on the books. The Bank saw extraordinary success during 2005 in attracting business and public deposits to the Bank. Average interest bearing transaction accounts increased 25.3% while average demand deposits increased 24.4%. This success partially funded the Bank’s loan growth and allowed the Bank to maintain its net interest margin at an above peer bank level. The Bank expects to continue its focus on attracting deposits from businesses, especially transaction accounts, which are less expensive and tie the customer base closely to the Bank.

Capital Resources. Stockholders average equity increased $10.3 million or 55.4%. The Company had net income of $4,324,519 in 2005, and the value of the investment security portfolio’s unrealized gains or losses, net of tax, decreased from a gain of $116.0 thousand to a loss of $165.9 thousand. The actual balance of stockholder’s equity increased $7.7 million or 30.9% from $24.8 million as of the end of 2004 to $32.5 million. During 2005, the Company completed the 500,000 shares initial offering that begun at the end of 2004 represented approximately $7 million in additional capital. Also during 2005, several directors exercised non-qualified options adding an additional $2.2 million to the Company’s capital.

Net Interest Income

Table 4 below sets forth information with respect to interest income from average interest-earning assets, expressed both in dollars and yields, and interest expense on average interest-bearing liabilities, expressed both in dollars and rates, for the periods indicated. The table includes loan yields, which reflect the amortization of deferred loan origination and commitment fees. Interest income from investment securities includes the accretion of discounts and amortization of premiums.

TABLE 4
Yields Earned on Average Earning Assets and Rates Paid on Average Interest Bearing Liabilities
Years Ended December 31,
	2005			2004			2003
(In thousands) ASSETS	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Interest-earning assets:
Loans(1)(2)	$236,265	$19,354	8.19%	$181,335	$13,030	7.19%	$141,586	$10,326	7.29%
Investment securities(3)	29,705	1,217	4.24%	27,115	1,006	3.87%	24,118	980	4.16%
Federal funds sold	2,976	101	3.39%	1,218	23	1.89%	1,550	20	1.29%
Other earning assets	0	0	0.00%	0	0	0.00%	0	0	0.00%
Total interest-earning assets	268,946	20,672	7.68%	209,668	14,059	6.73%	167,254	11,326	6.79%
Allowance for loan losses	(3,025)			(2,293)			(1,843)
Cash and other assets	20,288			16,426			12,791
Total assets	$286,209			$223,801			$178,202
TOTAL LIABILITIES AND EQUITY
Interest-bearing liabilities:
Deposits:
NOW accounts	$33,943	329	0.97%	$28,843	138	0.48%	$22,299	66	0.30%
Money market / Savings	45,232	1,107	2.45%	32,282	429	1.33%	25,467	339	1.33%
Time deposits, $100m and
Over	32,611	1,145	3.51%	25,734	649	2.52%	19,430	606	3.12%
Time deposits, under $100 m	70,167	2,240	3.19%	58,367	1,457	2.50%	54,679	1,577	2.88%
Total interest-bearing deposits	181,953	4,821	2.65%	145,226	2,673	1.84%	121,872	2,588	2.12%
Federal funds purchased	4,269	143	3.35%	2,140	33	1.54%	2,248	33	1.47%
Securities sold under
agreement to repurchase	3,501	60	1.71%	2,575	23	0.89%	2,602	22	0.85%
Other borrowings	30,973	1054	3.40%	25,942	846	3.26%	16,123	568	3.52%
Total interest-bearing
Liabilities	220,696	6,078	2.75%	175,889	3,575	2.03%	142,848	3,211	2.25%
Net interest spread			4.93%			4.70%			4.54%

Other liabilities:
Demand deposits	34,730			27,918			18,017
Accrued interest payable and
other liabilities	1,909			1,408			1,224
Stockholders' equity	28,874			18,586			16,113
Total liabilities
And stockholders' equity	$286,209			$223,801			$178,202

Net interest margin		$14,594	5.43%		$10,484	5.02%		$8,116	4.87%
(1) Interest income on loans includes amortization of deferred loan fees and other discounts of $262 million, $229 million, and $115 million for the fiscal years ended December 31, 2005, 2004, and 2003, respectively.
(2) Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.
(3) Yields on securities are calculated on a fully tax equivalent basis.

Table 5 below sets forth information regarding the weighted average contractual yields earned on the Company's interest-earning assets and the weighted average interest rates paid on the Company's interest-bearing liabilities outstanding at December 31, 2005. Investment securities available for sale (“AFS”) are held at market value and held to maturity (“HTM”) are shown at amortized costs.

TABLE 5
Weighted Average of Interest Earning Assets and Interest Bearing Liabilities
Actual Year End Balance for December 31, 2005
(In thousands)	Amount	Average Yield/Rate
Interest-earning assets:
Loans	$236,265	8.19%
Investment securities	29,705	4.10%
Federal funds sold	2,976	3.39%
Total interest-earning assets	$268,946	7.68%

Interest bearing liabilities:
NOW account deposits	$33,943	0.97%
Savings and money market deposits	45,232	2.45%
Time deposits under $100,000	70,167	3.19%
Time deposits of $100,000 or more	32,611	3.51%
Federal funds purchased	4,269	3.35%
Securities sold under agreements to repurchase	3,501	1.71%
Long-term debt	30,973	3.40%
Total interest bearing liabilities	$220,696	2.75%

Table 6 sets forth the changes in interest income and interest expense that are attributable to three factors: (i) a change in volume or amount of an asset or liability; (ii) a change in interest rates; or (iii) a change caused by the combination of changes in asset or deposit mix. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided as to changes attributable to change in volume (change in volume multiplied by current rate) and change in rates (change in rate multiplied by current volume). The remaining difference has been allocated to mix.

Table 7 sets forth the re-pricing of the Company's interest earning assets and interest-bearing liabilities as of December 31, 2005. This interest sensitivity gap table is designed to monitor the Company's interest rate risk exposure within the designated time period. In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Company's interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations. The Company's policy is to attempt to maintain a ratio of cumulative gap to total interest sensitive assets of negative 15.00% to positive 15.00% in the time period of one year or less. Presently, the Bank is in a positive one-year cumulative GAP position of 22.3% and is confident that it is positioned properly for the Federal Reserve’s FOMC anticipated actions during 2006. Due to the Federal Reserve’s announcement that the Federal Funds rates are approaching a neutral position, the Bank has begun the process of moving the Bank’s interest sensitivity to a more neutral position. This will be accomplished by purchasing longer term securities with call protection and increasing the number of fixed rate loans. The Bank to date has not participated in any derivative products to address this issue and does not foresee the need to do so in the immediate future. Below is a table, which reflects the Company's interest-earning assets and interest-bearing liabilities. The information set forth below is based on the following assumptions of management: (i) savings and money market and NOW accounts will be less interest rate sensitive and the re-pricing on these accounts will be spread out over a five-year period; and (ii) securities other than mortgage-backed securities have been scheduled by maturity date while mortgages have been amortized over the life of the mortgage.

TABLE 6

INTEREST INCOME AND EXPENSE ANALYSIS

	Year Ended December 31, 2005 Compared to 2004
(In Thousands)	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	$4,499	$2,363	($541)	$6,321
Investment securities	110	110	(9)	211
Federal funds sold	54	36	(12)	78
Other earning assets	0	0	0	0
Total interest income				6,610

Interest expense:
NOW accounts	49	166	(25)	190
Money market and savings accounts	317	507	(146)	678
Time deposits, $100,000 and over	171	303	22	496
Time deposits, less than $100,000	376	484	(78)	782
Other borrowings	171	40	(9)	202
Federal funds purchased	73	82	(41)	114
Securities sold under agreement to repurchase	15	24	(2)	37
Total interest expense				2,499
Change in net interest income (expense)				$4,111

INTEREST INCOME AND EXPENSE ANALYSIS

	Year Ended December 31, 2004 Compared to 2003
(In Thousands)	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	$2,858	$(181)	$27	$2,704
Investment securities	116	(52)	(38)	26
Federal funds sold	(6)	7	2	3
Other earning assets	0	0	0	0
Total interest income				2,733

Interest expense:
NOW accounts	31	345	(304)	72
Money market and savings accounts	91	0	(1)	90
Time deposits, $100,000 and over	159	0	(116)	43
Time deposits, less than $100,000	92	(5)	(207)	(120)
Other borrowings	320	0	(42)	278
Federal funds purchased	(2)	0	1	(1)
Securities sold under agreement to repurchase	0	149	(147)	2
Total interest expense				364
Change in net interest income (expense)				$2,369
(1) Loan amounts include non-accruing loans.
(2) Interest income includes the portion of loan fees recognized in the respective periods.

TABLE 7
Re-pricing of Interest Sensitive Assets and Liabilities Year-end balance as of December 31, 2005
(In thousands) Interest Sensitive Assets:	Less than One Year	1 to 5 Years (3)	Over 5 Years (3)	Total
Federal funds sold	$0	$0	$0	$0
Investment securities
Taxable (1)	5,581	22,427	187	28,195
Tax-exempt (1)	0	565	2,724	3,289
Loans (2)
Fixed rate and adjustable rate 1-4 family mortgage	27,265	8,378	631	36,274
Scheduled payments	192,219	36,142	919	229,280
Total Interest Sensitive Assets	$225,065	$67,512	$4,461	$297,038

Interest Sensitive Liabilities:
NOW accounts	$17,401	$26,100	$0	$43,501
Money market and savings accounts	35,533	11,844	0	47,377
Time deposits	92,401	29,425	0	121,826
Other interest bearing liabilities	13,430	17,000	2,000	32,430
Total Interest Sensitive Liabilities	$158,765	$84,369	$2,000	$245,134

Interest Sensitive Gap	$66,300	($16,857)	$2,461	$51,904
Cumulative Interest Sensitive Gap	$66,300	$49,443	$51,904

Ratio of cumulative gap to total Interest Sensitive Assets	22.32%	16.65%	17.47%
(1) All AFS securities are shown at the market value and HTM are shown at book value.
(2) Non-performing loans are included as interest-earning assets.
(3) All assets and liabilities in these categories are fixed rates.

Lending Activities

Loan Policy

All lending activities of the Bank are under the direct supervision and control of the Directors Loan Committee, which consists of the Chief Executive Officer, President, Senior Loan Administrator, and five outside directors. Also present at meetings of the committee are the loan review officer and other lending officers as required. All lending activities of Eagle are under the direct supervision and control of its Board of Directors which consist of the Chief Executive Officer, President, Treasurer, Secretary, Bank’s Senior Loan Administrator and four outside directors. These loan committees enforce loan authorizations for each officer, makes lending decisions on loans exceeding such limits, services all requests for officer credits to the extent allowable under current laws and regulations, administers all problem credits, and determines the allocation of funds for each lending category. The Bank’s established maximum loan volume to assets is 85%. The loan portfolio consists primarily of real estate, commercial and installment loans.

General
At December 31, 2005, the Company's loan portfolio constituted approximately 81.0% of the Company's total assets, approximately 82.9% for the Bank, and 76.7% for Eagle. Table 8 sets forth the composition of the Company's loan portfolio at the indicated dates.

TABLE 8
Loan Portfolio Composition
Years Ending December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$86,039	32.40%	$61,742	30.09%	$42,420	26.97%	$28,034	22.48%	$20,424	19.42%
Real estate - construction	47,071	17.72%	36,824	17.94%	24,081	15.31%	20,517	16.46%	13,190	12.54%
Real estate - mortgage	45,645	17.19%	38,193	18.61%	28,185	17.92%	28,331	22.72%	30,828	29.32%
Real estate - commercial	79,608	29.98%	61,860	30.14%	56,527	35.94%	41,926	33.62%	34,541	32.85%
Consumer loans	7,191	2.71%	6,602	3.22%	6,077	3.86%	5,880	4.72%	6,170	5.87%
Total loans	$265,554	100.00%	$205,221	100.00%	$157,290	100.00%	$124,688	100.00%	$105,154	100.00%

Table 9 sets forth the scheduled maturities of the loans in the Company's loan portfolio as of December 31, 2005 based on their contractual terms to maturity. Overdrafts are reported as due in less than one year. Loans unpaid at maturity are renegotiated based on current market rates and terms.

TABLE 9
Loans Maturing Year-end balance as of December 31, 2005
(In thousands)	Less than One Year	1 to 5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$77,239	$8,795	$5	$86,039
Real estate - construction	46,229	842	0	47,071
Real estate - mortgage	36,636	8,378	631	45,645
Real estate - commercial	55,815	22,991	802	79,608
Consumer	3,565	3,514	112	7,191
Total Loans	$219,484	$44,520	$1,550	$265,554

Types of Loans

Commercial Loans

Commercial, industrial, and non-farm non-residential loans, hereinafter referred to as commercial loans (excluding commercial construction loans) totaled $86.0 million or 32.4% of the Company’s loan portfolio at December 31, 2005. Commercial loans consist of loans and lines of credit to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital. The terms of the Bank's commercial loans generally range from 90 days to a 15 year amortization with a five year balloon. The loans generally carry interest rates, which adjust in accordance with changes in the prime rate, but when appropriate will be fixed to match the borrower’s needs. Substantially all of the Bank's commercial loans are secured and are guaranteed by the principals of the borrower. This is the fastest growing area of the loan portfolio and is being staffed to continue this trend. The Bank believes this area has the best potential for future growth and has the highest barriers of entry to our competitors.

Loans secured by marketable equipment are required to be amortized over a period not to exceed 60 months. Generally, loans secured by current assets such as inventory or accounts receivable are structured as revolving lines of credit with annual maturities. Loans secured by chattel mortgages and accounts receivable may not exceed 85% of their market value. Loans secured by listed stocks, municipal bonds and mutual funds may not exceed 70% of their market value. Unsecured short-term loans and lines of credit must meet criteria set by the Bank’s Loan Committee. Current financial statements support all commercial loans, and such financial statements are updated annually. Commercial loans, which are considered small business loans, are the core business of the Bank. Most loans are made with a long-term relationship intended and the Bank also seeks to obtain the borrower’s business and personal depository accounts.

Real Estate - Construction Loans

As of December 31, 2005, Cornerstone had $47.1 million in construction and development loans outstanding, which represented 17.7% of the loan portfolio. All construction and development loans are held in the Bank’s loan portfolio. The Bank makes residential construction loans to owner-occupants and to persons building residential properties for resale. The Bank has two main areas of construction loans: one is to residential real estate developers for speculative or custom single-family residential properties, and the other is to custom commercial construction projects with guaranteed takeout provisions. Construction loans are usually variable rate loans made for terms of one year or less, but extensions are permitted if construction has continued satisfactorily and if the loan is current and other circumstances warrant the extension. Construction loans are limited to 80% of the appraised value of the lot and the completed value of the proposed structure.

Construction financing generally is considered to involve a higher degree of credit risk than permanent mortgage financing of residential properties, and this additional risk usually is reflected in higher interest rates. The higher risk of loss on construction loans is attributable in large part to the fact that loan funds are estimated and advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages and other unpredictable contingencies, it is relatively difficult to accurately evaluate the total loan funds required to complete a project and to accurately evaluate the related loan-to-value ratios. If the estimates of construction costs and the saleability of the property upon completion of the project prove to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value that is insufficient to assure full repayment.

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

Real Estate - Mortgage Loans

At December 31, 2005, real estate mortgage loans totaled $45.6 million or 17.2% of the Company's loan portfolio. Real estate mortgage loans include all one to four family residential loans secured by real estate for purposes other than construction or acquisition and development. All real estate loans are held in the Bank’s loan portfolio except for loans that are designated as loans held for sale. The loans held for sale are FHLB or FNMA qualified and have been pre-approved by an underwriting specialist prior to closing. As of December 31, 2005, the Bank held $603 thousand of these secondary market mortgages. The remainder of the Bank’s mortgage loans are home equity loans and are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10 to 15 year period. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

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

Real Estate -Commercial

At December 31, 2005, commercial real estate mortgage loans totaled $ 79.6 million or 30.0% of the Company's loan portfolio. Commercial real estate mortgage loans include all one to four family residential loans secured by real estate for purposes other than construction or acquisition and development. All real estate loans are held in the Bank’s loan portfolio except for loans that have been participated to correspondent banks. The Bank will sell these participations once a loan exceeds the Bank’s legal lending limit or is deemed appropriate by the Director’s Loan Committee. Commercial real estate mortgage loans are a combination of properties that are leased out or used for a primary place of a business the Bank has a relationship with. Most of the commercial real estate loans have fixed interest rates for terms of one to three years with balloon payment provisions and are amortized over a 10-15 year period, but whenever possible the Bank will seek a variable rate loan which would be tied to the New York prime rate and adjusted monthly. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

Commercial real estate loans are made for up to 85% of the value of the property securing the loan, based upon an appraisal if the loan amount is over $100,000. The Bank also requires title insurance to insure the priority of the property lien on its real estate loans over $50,000 and requires fire and casualty insurance on all of its loans.

Consumer Loans

At December 31, 2005, consumer loans totaled $7.2 million or 2.7% of the Company's loan portfolio. These loans consist of consumer installment loans and consumer credit card balances. As of December 31, 2005, the Bank had $951 thousand credit card balances outstanding

The Bank makes both secured and unsecured consumer loans for a variety of personal and household purposes. Most of the Bank's consumer loans are automobile loans, boat loans, property improvement loans and loans to depositors on the security of their certificates of deposit. These loans are generally made for terms of up to five years at fixed interest rates. The Bank considers consumer loans to involve a relatively high credit risk compared to real estate loans. Consumer loans, therefore, generally yield a relatively high return to the Bank and provide a relatively short maturity. The Bank believes that the generally higher yields and the shorter terms available on various types of consumer loans tend to offset the relatively higher risk associated with such loans, and contribute to a profitable spread between the Bank's average yield on earning assets and the Bank's cost of funds.

Lending Commitments

As of December 31, 2005, commitments under standby letters of credit and undisbursed loan commitments aggregated approximately $63,972,000. This number includes all lines that have not been fully drawn and loan commitments in the same status.

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

The Bank has in the past purchased and sold commercial loan participations with correspondent banks and will continue the practice when management feels the action would be in the best interest of shareholders. The purchase of loan participations allows the Bank to expand its loan portfolio and increase profitability while still maintaining the high credit standards, which are applied to all extensions of credit made by the Bank. The sale of loan participations allows the Bank to make larger loans and retain a servicing fee for its labor, which it otherwise would be unable to make due to capital or other funding considerations. As of the end December 31, 2005, the Bank had participations purchased totaling $4.5 million and participations sold of $20.8 million.

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

The Bank also receives miscellaneous fee income from late payment charges, overdraft fees, property inspection fees, and miscellaneous services related to its existing loans. For the year ended December 31, 2005, the Bank recognized origination, commitment and other loan fees totaling $1,631,844, which equaled 8.4% of the Company’s total loan interest income for the year.

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

The Bank's collection procedures provide that when a loan becomes 15 days and 30 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. Most loan delinquencies are cured within 60 days and no legal action is required. In certain circumstances, the Bank, for a fee, may modify the loan, grant a limited moratorium on loan payments or revise the payment schedule to enable the borrower to restructure his or her financial affairs. Generally, the Bank stops accruing interest and any accrued non collected interest will be reversed in accordance with GAAP on delinquent loans when payment is in arrears for 90 days or when collection otherwise becomes doubtful. If the delinquency exceeds 120 days and is not cured through the Bank's normal collection procedures or through a restructuring, the Bank will institute measures to enforce its remedies resulting from the default, including commencing a foreclosure, repossession or collection action. In certain cases, the Bank will consider accepting a voluntary conveyance of collateral in lieu of foreclosure or repossession. Real property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold and is carried at the lower of cost or fair value less estimated costs to dispose. Accounting standards define fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent write-downs are provided by a charge to income through losses on other real estate in the period in which the need arises.

The Bank attempts to sell real estate owned promptly after foreclosure, and sold $224,696 of its real estate owned due to loan foreclosures during the year ended December 31, 2005. The book value of real estate owned that was sold by the Bank during the year ended December 31, 2005 totaled $244,916. As of December 31, 2005, the Bank had $776,136 in value of real estate owned as a result of foreclosure.

Table 10 sets forth information regarding the Company's delinquent and non-performing assets as of the dates indicated.

Allowance for Loan Losses

The allowance or reserve for possible loan losses is a means of absorbing future losses, which could be incurred from the current loan portfolio. The Bank maintains an allowance for possible loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances.

The Bank maintains a general allowance equal to approximately 1.30% of the total principal amount of loans outstanding and management adjusts the general allowance monthly by charges or credits to income in response to changes in the outstanding loan balance. Management also may establish specific loan loss allowances for specific loans after considering such factors as past delinquencies on the loan, the value of the underlying collateral and the size of the loan. A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the general allowance for loan losses as of December 31, 2005 is adequate to absorb possible losses from loans currently in the portfolio.

TABLE 10
Delinquent and Non-performing Assets
Actual for Years Ending December 31,
(In thousands)	2005	2004
Accruing loans that are contractually
past due 90-days or more:

Commercial, financial and agricultural	$216	$0
Real estate - construction	0	0
Real estate - mortgage	0	0
Consumer	0	0
Total Loans	$216	$0

Non-accruing loans 90-days or more:

Commercial, financial and agricultural	$0	$0
Real estate - construction	52	102
Real estate - mortgage	670	39
Consumer	12	1
Total Loans	$734	$142

Real estate acquired through foreclosure	$776	$98
Property acquired through repossession	5	20
Total acquired	$781	$118

Total Loans	$265,554	$205,221

Ratio of non-performing assets to total loans	0.66%	0.10%

Ratio of delinquent (30-days or more) but accruing loans to:
Total loans	0.82%	0.34%
Total assets	0.67%	0.28%

In addition to the Bank's loan rating system for problem assets described above (see “Problem Loans,” above), the Bank has established a loan rating system for all categories of loans which assists management and the Board of Directors in determining the adequacy of the Bank's allowance for loan losses. Each loan in the Bank's portfolio is assigned a rating which is reviewed by management periodically to ensure its continued suitability. An exception is made in the case of (i) monthly installment loans which are grouped together by delinquency status such as over 10, 30, 60, or 90 days past due and (ii) problem assets which are rated as substandard, doubtful, or loss as discussed above. All other loans are assigned a rating of excellent, good, or average. The total amount of loans in each of these loan rating categories is weighted by a factor that management believes reasonably reflects losses that can be anticipated with respect to loans in each of these categories. Based on these weightings, the Bank’s management establishes an allowance for loan losses that is reviewed by its Board of Directors each month.

Table 11 summarizes the Company's loan loss experience for the periods indicated.

TABLE 11
Loan Loss Reserve Analysis
Years Ending December 31,
(in thousands)	2005	2004	2003	2002	2001
Average loans	$236,265	$181,335	$141,586	$107,676	$90,860

Allowance for possible loan losses,
Beginning of the period	$2,658	$2,011	$1,591	$1,322	$1,142

Charge-offs for the period:
Commercial, financial and agricultural	275	165	223	423	129
Real estate - construction	48	0	0	0	0
Real estate - mortgage	128	138	6	12	69
Consumer	111	69	106	2	60

Total charge-offs	562	372	335	497	403

Recoveries for the period:
Commercial, financial and agricultural	12	149	183	75	108
Real estate - construction	1	0	3	0	1
Real estate - mortgage	6	7	0	7	3
Consumer	28	23	24	27	36

Total recoveries	47	179	210	109	148

Net charge-offs for the period	515	186	125	388	255

Provision for loan losses	1402	840	545	683	435
Adjustments	0	0	0	(26)	0

Allowance for possible loan losses, end of period	$3,545	$2,658	$2,011	$1,591	$1,322

Ratio of allowance for loan losses to total average loans outstanding	1.50%	1.47%	1.42%	1.48%	1.46%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.22%	0.10%	0.09%	0.36%	0.28%

Table 12 below sets forth the Company's allocation of the allowance for loan losses as of December 31, 2005, 2004 and 2003.

TABLE 12
Allowance for Loan Losses
Years Ending December 31,
	2005		2004		2003
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans

Commercial, financial and agricultural	$1,438	32.40%	$1,002	30.09%	$840	26.97%
Real estate - construction	1,253	17.72%	962	17.94%	539	15.31%
Real estate - commercial	535	29.98%	361	30.14%	352	35.94%
Real estate - mortgage	79	17.19%	122	18.61%	139	17.92%
Consumer	240	2.71%	211	3.22%	141	3.86%
Totals	$3,545	100.00%	$2,658	100.00%	$2,011	100.00%

	2002		2001
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$537	22.48%	$388	19.42%
Real estate - construction	524	16.46%	332	12.54%
Real estate - commercial	245	22.71%	251	32.85%
Real estate - mortgage	138	33.62%	200	29.32%
Consumer	147	4.72%	151	5.87%
Totals	$1,591	100.00%	$1,322	100.00%

Investment Activities

Investment Policy

The objective of the Company’s investment policy is to invest funds not otherwise needed to meet the loan demand of the Company’s market area and to meet the following five objectives: Gap Management, Liquidity, Pledging, Return, and Local Community Support. In doing so, Cornerstone uses the portfolio to provide structure and liquidity that the loan portfolio cannot. The management investment committee balances the market risk and credit risks against the potential investment return, make investments compatible with the pledge requirements of the Company’s deposit of public funds, maintain compliance with regulatory investment requirements, and assists the various public entities with their financing needs. The management investment committee is authorized to execute security transactions for the investment portfolio based on the decisions of the Board of Directors Asset Liability Committee (“ALCO”). All the investment transactions occurring since the previous ALCO meeting are reviewed by the ALCO at its next monthly meeting, in addition to the entire portfolio. The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank’s needed liquidity and longer-term securities purchased to generate stable income for the Bank during periods of interest rate fluctuations.

The Bank’s investment portfolio totaled $ 31.5 million or 9.7% of total assets at December 31, 2005.

Table 13 sets forth the carrying value of the Bank's investments at the dates indicated. Securities are held in both available for sale and held to maturity categories. Securities available for sale are carried at fair market value and securities held to maturity are held at their book value.

TABLE 13
Securities Portfolio
Years Ending December 31,
Securities available for sale:	2005	2004	2003
U.S. Government and agency obligations	$22,349	$10,977	$11,088
Mortgage-backed and other securities	4,000	11,326	11,208
State & political subdivisions tax-exempt	3,285	3,140	1,453
Corporate debt	494	1,027	1,659
Totals	$30,128	$26,470	$24,408

Securities held to maturity:
U.S. Government and agency obligations	$0	$0	$0
Mortgage-backed and other securities	322	391	641
State & political subdivisions tax-exempt	0	0	0
Corporate debt	0	0	0
Totals	$322	$391	$641

Federal Home Loan Bank stock, at cost	1,034	854	582

Total Securities	$31,484	$27,715	$26,049

For December 31, 2005 tables 14 and 15 set forth the book value of the Bank's investments, the weighted average yields on the Bank's investments and the periods to maturity of the Bank's investments for the “Securities Available for Sale” and the “Securities Held to Maturity,” respectively.

TABLE 14
Weighted Average Yields on the Available For Sale Investments
Periods of Maturity from December 31, 2005
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities available for sale:	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
U.S. Treasuries	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
U.S. Government agencies	0	0.00%	22,350	4.36%	0	0.00%	739	5.71%
Mortgage-backed securities (2)	0	0.00%	10	6.67%	20	6.68%	3,230	4.42%
Tax-exempt municipal bonds	0	0.00%	565	4.71%	619	4.16%	2,101	5.22%
Other bonds, notes, debentures and securities	494	7.02%	0	0.00%	0	0.00%	0	0.00%
Totals	$494	7.02%	$22,925	4.37%	$639	4.24%	$6,070	4.86%

Total Securities Available for Sale	$30,128	4.51%

TABLE 15
Weighted Average Yields on the Held To Maturity Investments
Periods of Maturity from December 31, 2005
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities held to maturity:	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
U.S. Treasuries	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
U.S. Government agencies	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Mortgage-backed securities (2)	0	0.00%	29	7.50%	37	6.68%	256	5.87%
Tax-exempt municipal bonds	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Other bonds, notes, debentures and securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Totals	$0	0.00%	$29	7.50%	$37	6.68%	$256	5.87%

Total Securities held to maturity	$322	6.02%

Federal Home Loan Bank stock, at cost	$1,034	4.87%

Total Securities	$31,484	4.54%

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

Deposits

The Bank offers several types of deposit accounts, with the principal differences relating to the minimum balances required, the time period the funds must remain on deposit and the interest rate. Deposits are obtained primarily from the Bank's Chattanooga Metropolitan Statistical Area (MSA). The Bank does advertise for deposits outside of this area and has had moderate success attracting deposits from credit unions around the United States. The Bank does not solicit funds from brokers. The Bank does not rely upon any single person or group of related persons for a material portion of its deposits. However, the Bank has a large depositor related to its ACH business line that leaves a large amount of money for the Bank to use as it passes through the Bank to its final destination. A principal source of deposits for the Bank consists of short-term money market and other accounts, which are highly responsive to changes in market interest rates. Accordingly, the Bank, like all financial institutions, is subject to short-term fluctuations in deposits in response to customer actions due to changing short-term market interest rates. The ability of the Bank to attract and maintain deposits and the Bank's cost of funds has been and will continue to be significantly affected by money market conditions.

Table 16 sets forth the composition of deposits for the Company, excluding accrued interest payable, by type for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.

TABLE 16
Deposit Composition
Years Ending December 31,
(In thousands)	2005	2004	2003
Demand deposits	$42,118	$34,024	$22,327
NOW deposits	33,080	32,855	28,514
Savings & money market deposits	55,411	31,211	27,712
Time deposits under $100,000	83,119	59,653	58,535
Time deposits $100,000 and over	38,707	30,089	22,264
Total Deposits	$252,435	$187,832	$159,352

Table 17 presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

TABLE 17
Average Amount and Average Rate Paid on Deposits
Years Ending December 31,
(In thousands)	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits	$34,730		$27,918		$18,017
NOW deposits	33,943	0.97%	28,843	0.48%	22,299	0.30%
Savings & money market deposits	45,232	2.45%	32,282	1.33%	25,467	1.33%
Time deposits under $100,000	70,167	3.19%	58,367	2.50%	54,679	2.88%
Time deposits $100,000 and over	32,611	3.51%	25,734	2.52%	19,430	3.12%
Total Deposits	$216,683	2.65%	$173,144	1.55%	$139,892	1.85%

Borrowings

The Bank joined the Federal Home Loan Bank of Cincinnati in October of 2000. The Federal Home Loan Bank (the “FHLB”) allows the Bank to borrow funds on a contractual basis many times at rates lower than the costs of local certificates of deposit. In addition, the FHLB has the ability to provide structured advances that best reduce or leverage the interest rate risk of the Bank. The Bank as of the end of the year had $30 million outstanding with the FHLB. All the loans are from $2 to $5 million in size and are structured as ten year obligations with an optional conversion to a floating rate after a stated period of time. The loans have maturities ranging from December 2010 to February 2015 and have conversion dates ranging from immediate to February 2010. Interest rates range from 2.4% to 5.0%. The Bank has several Federal Funds lines of credit available with correspondent banks with a total availability of $33 million as of the end of 2005. In addition, the Bank has the right to borrow from the Federal Reserve Bank if necessary to supplement its supply of funds available for lending and to meet deposit withdrawal requirements. As of December 31, 2005, the Company had established a line of credit of $5.0 million priced at 1 month LIBOR plus 150 basis points. The loan was established to insert capital infusions to the Bank to fund growth or retire treasury stock, if any, as needed. This line allows the Company to act as a source of strength for the Bank without the expense or dilution of additional common stock. As of December 31, 2005, there were no borrowings on the line of credit and the Company has the entire amount available to inject capital into the Bank or fund other investments.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. Other short-term liabilities, which do not qualify as a deposit, are Federal Funds purchased and securities under agreement to repurchase (REPO’s). Both are temporary solutions for liquidity as Federal Funds must be paid off at least once every 30 days and REPO’s must be collateralized by investment securities. At year-end December 31, 2005, the Company had $2.4 million Federal Funds purchased and $2.4 million in REPO’s. Longer-term liabilities are limited to FHLB advances, which would be used to reduce interest rate risk, and Company loans used to repurchase common stock or finance any acquisition in the future.

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

The Company’s liquidity target is measured by adding the Bank’s net cash, short term and marketable securities not pledged and dividing this number by total deposits and short-term liabilities not secured by assets pledged. The approved liquidity policy is targeted at 10% and currently the Bank’s liquidity ratio is 7.9%. The Company is not subject to any specific liquidity requirements imposed by regulatory orders. The Company is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands, which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

Table 18 sets forth the average loan to deposit ratios, a liquidity measure, for periods indicated:

TABLE 18
	December 31, 2005	December 31, 2004
Average loans to average deposits	109.04%	104.73%

Impact of Inflation and Changing Prices. The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of the financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. Management is concerned with two inflationary factors; the first and the most common is the general impact of inflation on operations of the Company and is reflected in increased operating costs. The other and more material to the Bank’s profitability are interest rate adjustments by the Federal Reserve and the general fixed income market in reaction to inflation. In other words, interest rate risk, unlike most industrial companies, substantially impacts the Company because virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates may have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services and each issue must be dealt with independently.

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

Table 19 sets forth the composition of the Bank's capital at December 31, 2005 and 2004.

TABLE 19
Bank Capital
Years Ending December 31,
(In thousands)	December 31, 2005	December 31, 2004
Capital:
Tier I Capital:
Stockholders’ equity	$25,816	$19,989
Less gain on AFS securities	0	(116)
Plus loss on AFS securities	166	0
Less disallowed intangibles	(1)	0
Total Tier I Capital	25,981	19,873

Tier II Capital:
Qualifying debt	0	0
Reserve for non-core Bank activities	310	263
Qualifying allowance for loan losses	3,422	2,665
Less disallowed intangibles	(224)	(289)
Total Tier II Capital	3,508	2,639
Total Capital	$29,489	$22,512

Risk-adjusted Assets	$280,439	$218,199

Average Assets	$283,394	$221,073

Ratios:
Tier I capital to risk-adjusted assets	9.26%	9.11%
Tier II capital to risk-adjusted assets	10.52%	10.32%
Leverage ratio (Tier I capital to average assets Less disallowed intangibles)	9.17%	8.99%

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for banks. Under the regulation defining these five capital categories, each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings. Table 20 lists the five categories of capital and each of the minimum requirements for the three risk-based ratios.

TABLE 20
Minimum Requirements for Risk-Based Capital Ratios
	Total Risk-Based Capital Ratio	Tier I Risk-Based Capital Ratio	Leverage Ratio
Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Under Capitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized			2% or less

On December 31, 2005, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations. The Bank will adopt Statement of Financial Accounting Standard number 123R in 2006. There are no critical accounting policies applied that have alternative applications which would likely change the results of operations in a material amount. Management of the Bank believes it has made the proper judgements about its selection of accounting policies.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included on pages F-1 through F-28 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Neither the Company nor the Bank has had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2005 (the “Evaluation Date”). Based upon such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors and executive officers of the Company is set forth under the caption “Proposals - Election of Directors” in the Company’s 2006 Proxy Statement. Such information is incorporated into this report by reference. Information relating to audit committee financial experts is set forth under the caption “Audit Committee Report - Identification of Members and Functions of Committee” in the Company’s 2006 Proxy Statement. Such information is incorporated into this report by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the directors and officers of the Company and any person who owns 10% or more of the Company’s Common Stock are required to report to the Securities and Exchange Commission (the “SEC”), within specified due dates, their initial beneficial ownership of the Company’s Common Stock and all subsequent changes to their beneficial ownership. Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all forms they file in accordance with Section 16(a). Based solely on the Company’s review of these reports or on representations or information provided to the Company by the persons required to make such filings, the Company believes that all Section 16(a) filing requirements were complied with during the last fiscal year, with the exception of the following late filings: (a) each of Kenneth B. Driver, Karl Fillauer, James H. Large, Russell W. Lloyd, Doyce G. Payne M.D., Turner Smith, Billy O. Wiggins and Marsha Yessick filed one late report on a Form 4 on May 4, 2005 (with the exception of Mr. Driver, who filed such report on May 3, 2005), in which each reported one late transaction related to the grant on March 1, 2005 of stock options to acquire 500 shares of the Company’s Common Stock; (b) Lawrence D. Levine filed four late reports on Form 4s, which were filed (i) on May 4, 2005, reporting one late transaction related to the grant on March 1, 2005 of stock options to acquire 500 shares of the Company’s Common Stock, (ii) on August 10, 2005, reporting one late transaction related to the disposition on August 5, 2005 of 230 shares of the Company’s Common Stock, (iii) on October 12, 2005, reporting one late transaction related to the exercise on October 5, 2005 of stock options to acquire 20,000 shares of the Company’s Common Stock and (iv) on November 10, 2005, reporting one late transaction related to the disposition on November 2, 2005 of 5,500 shares of the Company’s Common Stock; and (c) Earl A. Marler, Jr. filed three late reports on Form 4s, which were filed (i) on May 4, 2005, reporting one late transaction related to the grant on March 1, 2005 of stock options to acquire 500 shares of the Company’s Common Stock, (ii) on June 13, 2005, reporting one late transaction related to the exercise on June 2, 2005 of stock options to acquire 10,000 shares of the Company’s Common Stock and (iii) on December 14, 2005, reporting one late transaction related to the disposition on November 2, 2005 of 10,000 shares of the Company’s Common Stock.

The Company has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

Information relating to director compensation is set forth under the caption “Information About the Board of Directors and its Committees - Compensation of Directors” in the Company’s 2006 Proxy Statement, and information relating to executive compensation is set forth under the caption “Executive Compensation” in the Company’s 2006 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to ownership of the Company’s common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2006 Proxy Statement. Such information is incorporated into this report by reference. Information relating to equity compensation plans is set forth under the caption “Executive Compensation - Equity Compensation Plan Information as of December 31, 2005 in the Company’s 2006 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain transactions between the Company, and its affiliates and certain other persons is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s 2006 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a)     Exhibits

(1) The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included on pages F-1 through F-28 of this Annual Report on Form 10-KSB:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended
December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity
for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

All other financial statement schedules not listed are omitted because either they are not applicable, not required or the required information is included in the consolidated financial statements or the notes thereto.

(2) The following documents are filed or incorporated herein by reference as exhibits to this report:

Exhibit No.	Description

3.1	Amended and Restated Charters of Cornerstone Bancshares, Inc. (1)
3.2	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (2)
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.

10.1	Cornerstone Community Bank Employee Stock Ownership Plan
14	Code of Ethics. (5)
21	Subsidiaries of the registrant.
31	Certifications of chief executive officer and chief financial officer
32	Section 906 certifications of chief executive officer and chief financial officer.

_______________________

(1)	Incorporated by reference from Exhibit 3.1 of the registrant’s Form 10-KSB filed on March 21, 2005 (File No. 000-30497).
(2)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 16, 2005 (File No. 000-30497).
(3)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on August 15, 2005 (File No. 000-30497).
(4)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on November 10, 2005 (File No. 000-30497)
(5)	Incorporated by reference from Exhibit 10.1 of the registrant’s Form 8-K filed on August 18, 2005, as amended (File No. 333).
(6)	Incorporated by reference from Exhibit 14 of the registrant’s Form 10-KSB on March 24, 2004 (File No. 000-30497)

(b) The following reports on Form 8-K were filed with the Securities and Exchange Commission during 2005:

(1)	Form 8-K filed on January 18, 2005 reporting earnings results for the fiscal quarter ended December 31, 2005.
(2)	Form 8-K filed on April 18, 2005 reporting earnings results for the fiscal quarter ended March 31, 2005.
(3)	Form 8-K filed on May 20, 2005 reporting the declaration of a cash dividend.
(4)	Form 8-K filed on June 3, 2005 reporting the resignation of Russell Lloyd as director.
(5)	Form 8-K filed on July 19, 2005 reporting earnings results for the fiscal quarter ended June 30, 2005.
(6)	Form 8-K filed on September 26, 2005 reporting the appointment of Miller Welborn and Frank McDonald as directors and a new earnings guidance.
(7)	Form 8-K filed on October 17, 2005 reporting earnings results for the fiscal quarter ended September 30, 2005.
(8)	Form 8-K filed on November 28, 2005 reporting the declaration of a cash dividend.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is set forth under the caption “Audit Committee Report - Audit Fees” in the Company’s 2006 Proxy Statement. Such information is incorporated into this report by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/S/ HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee
February 17, 2006

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

ASSETS

Cash and due from banks	$14,590,499	$6,900,054
Securities available for sale	30,127,486	26,470,691
Securities held to maturity (fair value of
$321,408 in 2005 and $393,097 in 2004)	322,180	390,599
Federal Home Loan Bank stock, at cost	1,033,900	854,200
Loans, net of allowance for loan losses of
$3,545,042 in 2005 and $2,665,464 in 2004	262,008,632	202,555,862
Bank premises and equipment, net	7,207,146	5,967,735
Accrued interest receivable	1,739,460	1,184,478
Goodwill and amortizable intangibles	3,376,892	2,541,476
Other assets	3,205,706	1,749,539

Total assets	$323,611,901	$248,614,634

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$42,118,351	$34,024,241
Interest-bearing demand deposits	33,080,446	32,855,396
Savings deposits and money market accounts	55,410,928	31,211,457
Time deposits of $100,000 or more	38,707,366	30,089,057
Time deposits under $100,000	83,118,799	59,652,751
Total deposits	252,435,890	187,832,902

Accrued interest payable	242,864	91,595
Federal funds purchased and securities sold under
agreements to repurchase	4,790,737	7,409,162
Federal Home Loan Bank advances	30,000,000	27,000,000
Other liabilities	3,676,047	1,473,655

Total liabilities	291,145,538	223,807,314

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares
authorized; no shares issued	—	—
Common stock - $1.00 par value; 10,000,000 shares authorized in 2005 and 2004; shares issued and outstanding - 3,201,334
in 2005 and 2,868,823 in 2004	3,201,334	2,868,823
Common stock subscribed; 119,961 shares in 2004	—	119,961
Additional paid-in capital	21,211,135	19,160,936
Retained earnings	8,229,552	4,340,981
Accumulated other comprehensive income	(165,955)	116,034

	32,476,066	26,606,735
Treasury stock, 471 shares in 2005, at cost	(9,703)	—
Stock subscriptions receivable	—	(1,799,415)

Total stockholders' equity	32,466,363	24,807,320

Total liabilities and stockholders' equity	$323,611,901	$248,614,634

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

INTEREST INCOME
Loans, including fees	$19,353,740	$13,029,972	$10,326,391
Securities and interest-bearing deposits in other banks	1,217,405	1,006,068	980,062
Federal funds sold	100,937	22,675	19,965

Total interest income	20,672,082	14,058,715	11,326,418

INTEREST EXPENSE
Time deposits of $100,000 or more	1,144,939	648,651	606,162
Other deposits	3,675,702	2,024,596	1,981,634
Federal funds purchased and securities
sold under agreements to repurchase	203,476	56,269	54,947
Federal Home Loan Bank advances and note payable	1,053,675	845,775	568,056

Total interest expense	6,077,792	3,575,291	3,210,799

Net interest income before provision for loan losses	14,594,290	10,483,424	8,115,619

Provision for loan losses	1,401,600	840,000	545,000

Net interest income after provision for loan losses	13,192,690	9,643,424	7,570,619

NONINTEREST INCOME
Service charges	984,085	899,213	888,805
Other noninterest income	67,956	63,070	59,615
Operating lease income	539,756	247,251	—
Net gains from sale of loans and other assets	312,923	196,342	293,453

Total noninterest income	1,904,720	1,405,876	1,241,873

NONINTEREST EXPENSES
Salaries and employee benefits	4,502,910	3,900,505	3,325,470
Net occupancy and equipment expense	859,313	767,461	683,811
Depreciation on leased assets	379,053	185,807	—
Other operating expenses	2,474,999	2,031,944	1,731,552

Total noninterest expenses	8,216,275	6,885,717	5,740,833

Income before income tax expense	6,881,135	4,163,583	3,071,659

Income tax expense	2,556,616	1,592,500	1,189,800

Net income	$4,324,519	$2,571,083	$1,881,859

EARNINGS PER COMMON SHARE
Basic	$1.42	$1.03	$.76
Diluted	1.32	.92	.71

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2005, 2004 and 2003

						Accumulated
			Common	Additional		Other		Stock	Total
	Comprehensive	Common	Stock	Paid-in	Retained	Comprehensive	Treasury	Subscriptions	Stockholders'
	Income	Stock	Subscribed	Capital	Earnings	Income	Stock	Receivable	Equity

BALANCE, December 31, 2002		$1,233,167	$—	$12,093,868	$1,538,341	$281,374	$—	$—	$15,146,750

Issuance of common stock		10,000	—	90,000	—	—	—	—	100,000

Dividends - $.10 per share		—	—	—	(124,316)	—	—	—	(124,316)

Comprehensive income:
Net income	$1,881,859	—	—	—	1,881,859	—	—	—	1,881,859

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
securities available for sale, net of
reclassification adjustments	(100,792)	—	—	—	—	(100,792)	—	—	(100,792)

Total comprehensive income	$1,781,067

BALANCE, December 31, 2003		1,243,167	—	12,183,868	3,295,884	180,582	—	—	16,903,501

Issuance of common stock		382,039	—	5,297,614	—	—	—	—	5,679,653

Dividends - $.10 per share		—	—	—	(282,369)	—	—	—	(282,369)

Split-up effected in the form of a dividend		1,243,617	—	—	(1,243,617)	—	—	—	—

Stock subscriptions subscribed		—	119,961	1,679,454	—	—	—	(1,799,415)	—

Comprehensive income:
Net income	$2,571,083	—	—	—	2,571,083	—	—	—	2,571,083

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
securities available for sale, net of
reclassification adjustment	(64,548)	—	—	—	—	(64,548)	—	—	(64,548)

Total comprehensive income	$2,506,535

BALANCE, December 31, 2004		$2,868,823	$119,961	$19,160,936	$4,340,981	$116,034	$—	$(1,799,415)	$24,807,320

(continued on page F-5)

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2005, 2004 and 2003

(continued from page F-4)

						Accumulated
			Common	Additional		Other		Stock	Total
	Comprehensive	Common	Stock	Paid-in	Retained	Comprehensive	Treasury	Subscriptions	Stockholders'
	Income	Stock	Subscribed	Capital	Earnings	Income	Stock	Receivable	Equity

BALANCE, December 31, 2004		$2,868,823	$119,961	$19,160,936	$4,340,981	$116,034	$—	$(1,799,415)	$24,807,320

Issuance of common stock		3,550	—	19,638	—	—	—	—	23,188

Issuance of common stock
under Director's stock option plan		209,000	—	836,000	—	—	—	—	1,045,000

Tax benefit received from
Director's stock option exercise		—	—	1,185,315	—	—	—	—	1,185,315

Dividends - $.14 per share		—	—	—	(435,948)	—	—	—	(435,948)

Stock subscriptions settled		119,961	(119,961)	—	—	—	—	1,799,415	1,799,415

Purchase of treasury stock		—	—	—	—	—	(82,506)	—	(82,506)

Reissuance of treasury stock		—	—	9,246	—	—	72,803	—	82,049

Comprehensive income:
Net income	$4,324,519	—	—	—	4,324,519	—	—	—	4,324,519

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
securities available for sale, net of
reclassification adjustment	(281,989)	—	—	—	—	(281,989)	—	—	(281,989)

Total comprehensive income	$4,042,530

BALANCE, December 31, 2005		$3,201,334	$—	$21,211,135	$8,229,552	$(165,955)	$(9,703)	$—	$32,466,363

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,324,519	$2,571,083	$1,881,859
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	764,127	710,686	390,383
Provision for loan losses	1,401,600	840,000	545,000
Gains on sales of loans and other assets	(312,923)	(196,342)	(293,453)
Deferred income taxes	(460,452)	(120,176)	(272,751)
Changes in other operating assets and liabilities:
Net change in loans held for sale	(257,148)	808,978	2,486,457
Accrued interest receivable	(554,982)	(245,715)	(259,165)
Accrued interest payable	151,269	(10,568)	(19,107)
Other assets and liabilities	1,629,962	192,752	235,048

Net cash provided by operating activities	6,685,972	4,550,698	4,694,271

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	11,818,836	20,441,782	20,475,056
Securities held to maturity	69,067	251,816	386,892
Purchase of securities available for sale	(16,037,889)	(22,564,473)	(24,394,458)
Loan originations and principal collections, net	(59,112,700)	(48,784,301)	(35,029,960)
Purchase of bank premises and equipment	(1,978,538)	(2,424,228)	(630,746)
Acquisition of business	(1,380,000)	—	—
Proceeds from sale of other real estate and other assets	300,464	336,637	255,050

Net cash used in investing activities	(66,320,760)	(52,742,767)	(38,938,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	64,602,988	28,480,627	28,905,951
Increase (decrease) in federal funds purchased and
securities sold under agreements to repurchase	(2,618,425)	1,325,084	2,580,939
Proceeds from Federal Home Loan Bank advances	5,000,000	10,000,000	7,000,000
Proceeds from note payable	—	2,500,000	400,000
Repayment of Federal Home Loan Bank advances and note payable	(2,000,000)	(2,900,000)	—
Purchase of treasury stock	(82,506)	—	—
Proceeds from re—issuance of treasury stock	82,049	—	—
Payment of dividends	(526,476)	(124,316)	—
Issuance of common stock	2,867,603	5,679,653	100,000

Net cash provided by financing activities	67,325,233	44,961,048	38,986,890

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	7,690,445	(3,231,021)	4,742,995

CASH AND CASH EQUIVALENTS, beginning of year	6,900,054	10,131,075	5,388,080

CASH AND CASH EQUIVALENTS, end of year	$14,590,499	$6,900,054	$10,131,075

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for interest	$5,926,523	$3,585,859	$3,229,906
Cash paid during the period for taxes	1,910,850	1,988,062	1,316,985

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$1,010,555	$53,111	$104,261

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 1.  Summary of Significant Accounting Policies

The accounting and reporting policies of Cornerstone Bancshares, Inc. and subsidiaries (Company) conform with generally accepted accounting principles and practices within the banking industry. The policies that materially affect financial position and results of operations are summarized as follows:

Nature of operations and geographic concentration:

The Company is a bank-holding company which owns all of the outstanding common stock of Cornerstone Community Bank (Bank) and Eagle Financial, Inc. (Eagle). The Bank provides a variety of financial services through five locations in Chattanooga, Tennessee and surrounding areas. The Bank's primary deposit products are demand deposits, savings accounts, and certificates of deposit. Its primary lending products are commercial loans, real estate loans, and installment loans. Eagle is a finance and factoring company located in Chattanooga, Tennessee.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company, the Bank and Eagle. All material intercompany accounts and transactions have been eliminated in consolidation.

Goodwill:

Goodwill represents the excess of the cost of the Company’s 1997 purchase of the net assets of the Bank of East Ridge over the underlying fair value of such net assets at the date of acquisition. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets deemed to have an indefinite life not be amortized. Goodwill is tested annually for impairment. If the carrying value of goodwill exceeds the fair value, a write-down is recorded. No impairment loss was recognized during 2005, 2004 or 2003.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 1.  Summary of Significant Accounting Policies (continued)

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

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

Other real estate owned:

Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Company’s carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

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

Transfers of financial assets:

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 1.  Summary of Significant Accounting Policies (continued)

Advertising costs:

The Company expenses all advertising costs as incurred. Advertising expense was $84,564, $85,564, and $33,146 for the years ended December 31, 2005, 2004 and 2003, respectively.

Cash and cash equivalents:

The Bank considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Stock-based compensation:

At December 31, 2005, the Company has two stock-based compensation plans, which are described fully in Note 13. The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. No stock-based employee compensation is reflected in net income as all options granted under these plans had an exercise price equal to or above the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation.

Stock-based compensation:

	2005	2004	2003

Net income, as reported	$4,324,519	$2,571,083	$1,881,859
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all awards,
net of the related tax effects	(61,402)	(49,469)	(36,962)

Pro forma net income	$4,263,117	$2,521,614	$1,844,897

Earnings per share:
Basic-as reported	$1.42	$1.03	$0.76
Basic-pro forma	$1.40	$1.01	$0.74

Diluted-as reported	$1.32	$0.92	$0.71
Diluted-pro forma	$0.90	$0.69	$1.30

Segment reporting:

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). The Statement permits aggregation or combination of segments that have similar characteristics. In the Company’s operations, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Further, the results of Eagle for 2005 were not significant for separate disclosure due to the proximity of the acquisition to December 31, 2005. Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 1.  Summary of Significant Accounting Policies (continued)

Off-balance sheet credit related financial instruments:

In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial statements are recorded when they are funded.

Note 2. Restrictions on Cash and Due From Banks

The Bank is required to maintain balances on hand or with the Federal Reserve Bank based on a percentage of deposits. At December 31, 2005 and 2004, these reserve balances were approximately $2,635,000 and $1,668,000, respectively.

Note 3. Securities

Securities have been classified in the balance sheet according to management’s intent as either securities held to maturity or securities available for sale. The amortized cost and approximate market value of securities at December 31, 2005 and 2004, is as follows:

	2005
	Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government agencies	$22,652,365	$—	$(303,023)	$22,349,342

State and municipal securities	3,261,104	54,620	(30,855)	3,284,869

Mortgage-backed securities	3,964,527	35,399	(401)	3,999,526

Corporate debt securities	500,937	—	(7,187)	493,750

	$30,378,933	$90,019	$(341,466)	$30,127,486

Securities held to maturity:
Mortgage-backed securities	$322,180	$985	$(1,757)	$321,408

	2004
	Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government agencies	$10,980,741	$14,936	$(18,565)	$10,977,112

State and municipal securities	3,075,221	83,549	(18,484)	3,140,286

Mortgage-backed securities	11,224,993	102,076	(137)	11,326,932

Corporate debt securities	1,013,926	12,435	—	1,026,361

	$26,294,881	$212,996	$(37,186)	$26,470,691

Securities held to maturity:
Mortgage-backed securities	$390,599	$3,578	$(1,080)	$393,097

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 3.  Securities (continued)

At December 31, 2005 and 2004, securities with a carrying value of approximately $12,424,000 and $8,628,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

At December 31, 2005 and 2004, the carrying amount of securities pledged to secure repurchase agreements was approximately $6,936,000 and $7,005,000, respectively.

The amortized cost and estimated market value of securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$500,937	$493,750	$—	$—
Due from one year to five years	23,218,578	22,914,417	—	—
Due from five years to ten years	598,171	618,663	—	—
Due after ten years	2,096,720	2,101,130	—	—

	26,414,406	26,127,960	—	—

Mortgage-backed securities	3,964,527	3,999,526	322,180	321,408

	$30,378,933	$30,127,486	$322,180	$321,408

For the years ended December 31, 2005, 2004 and 2003, there were no sales of securities available for sale. At December 31, 2005, virtually all unrealized losses have arisen during the past twelve months.

Note 4.  Loans and Allowance for Loan Losses

At December 31, 2005 and 2004, the Bank's loans consist of the following (in thousands):

	2005	2004
Mortgage loans on real estate:
Residential 1-4 family	$26,118	$23,521
Residential multifamily (5 or more)	9,374	6,153
Held for sale	603	346
Commercial	79,608	61,860
Construction	47,071	36,824
Second mortgages	3,216	2,032
Equity lines of credit	6,334	6,141
	172,324	136,877
Commercial loans	86,039	61,742

Consumer installment loans:
Personal	6,240	6,273
Credit cards	951	329
	6,602	7,191
Total loans	265,554	205,221
Less: Allowance for loan losses	(3,545)	(2,665)
Loans, net	$262,009	$202,556

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 4.  Loans and Allowance for Loan Losses (continued)

A summary of transactions in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003, is as follows:

	2005	2004	2003

Balance, beginning of year	$2,665,464	$2,011,329	$1,591,152

Provision for loan losses	1,401,600	840,000	545,000
Loans charged-off	(557,227)	(364,657)	(334,884)
Recoveries of loans previously charged-off	35,205	178,792	210,061
Balance, end of year	$3,545,042	$2,665,464	$2,011,329

The Bank's only significant concentration of credit at December 31, 2005, occurred in real estate loans which totaled approximately $172 million. While real estate loans accounted for 65 percent of total loans, these loans were primarily residential development and construction loans, residential mortgage loans, and commercial loans secured by commercial properties. Substantially all real estate loans are secured by properties located in Tennessee.

In the normal course of business, the Bank makes loans to executive officers, principal shareholders, and directors and their affiliates of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. Loans to executive officers, principal shareholders, and directors and their affiliates were approximately $1,730,000 and $1,189,000 at December 31, 2005 and 2004, respectively.

Loans classified as impaired were insignificant in relation to the Bank’s loan portfolio at December 31, 2005 and 2004.

Interest income recognized on impaired loans was insignificant to total interest income on loans for each of the years ending December 31, 2005, 2004 and 2003.

Note 5.  Bank Premises and Equipment

A summary of bank premises and equipment at December 31, 2005 and 2004, is as follows:

	2005	2004

Land	$1,625,567	$1,625,567
Buildings and improvements	3,388,834	3,076,321
Furniture, fixtures and equipment	5,113,021	3,248,714
	10,127,422	7,950,602
Accumulated depreciation	(2,920,276)	(1,982,867)
	$7,207,146	$5,967,735

Depreciation expense for the years ended December 31, 2005, 2004 and 2003, amounted to $736,731, $527,167, and $288,637, respectively.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 5.  Bank Premises and Equipment (continued)

Certain bank facilities and equipment are leased under various operating leases. Total rent expense for the years ended December 31, 2005, 2004 and 2003, was $160,626, $147,451and $166,318, respectively.

Future minimum rental commitments under non-cancelable leases are as follows:

2006	$152,000
2007	156,258
2008	130,518
2009	134,325
2010	137,700
Thereafter	626,805

Total	$1,337,606

Note 6.  Time Deposits

At December 31, 2005, the scheduled maturities of time deposits are as follows:

2006	$92,418,648
2007	21,847,389
2008	4,359,272
2009	1,124,036
2010	2,074,786
Thereafter	2,034

Total	$121,826,165

Note 7.  Concentrations in Deposits

At December 31, 2005, the Company had a concentration in the money market account of one customer totaling approximately $20,500,000. This balance accounted for approximately 8 percent of total deposits. There were no concentrations at December 31, 2004.

Note 8.  Income Taxes

The Company files consolidated income tax returns with its subsidiaries. Under the terms of a tax-sharing agreement, the subsidiaries’ allocated portion of the consolidated tax liability is computed as if they were reporting income and expenses to the Internal Revenue Service as a separate entity.

Income tax expense in the statements of income for the years ended December 31, 2005, 2004 and 2003, consists of the following:

	2005	2004	2003

Current tax expense	$3,017,068	$1,712,676	$1,462,551
Deferred tax expense (benefit) related to:
Allowance for loan losses	(361,227)	(236,309)	(133,011)
Other	(99,225)	116,133	(139,740)

Income tax expense	$2,556,616	$1,592,500	$1,189,800

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 8.  Income Taxes (continued)

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory federal income tax rates. The reasons for this difference are as follows:

	2005	2004	2003

Expected tax at statutory rates	$2,339,586	$1,415,618	$1,044,364
Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax benefit	295,201	178,618	131,774
Other	(78,171)	(1,736)	13,662
Income tax expense	$2,556,616	$1,592,500	$1,189,800

The components of the net deferred tax asset, included in other assets, are as follows:

	2005	2004

Deferred tax assets:
Deferred compensation	$140,716	$141,864
Deferred loan fees	213,710	236,316
Allowance for loan losses	1,113,947	752,720
Deferred gains	—	56,344
Net unrealized loss on securities available for sale	85,492	—
Other	108,612	24,432

	1,662,477	1,211,676

Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	59,775
Depreciation	260,174	364,975
Life insurance	156,443	148,632
Other	5,220	3,373

	421,837	576,755

Net deferred tax asset	$1,240,640	$634,921

Note 9.  Federal Home Loan Bank Advances and Note Payable

The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide convertible fixed rate advances to the Bank in an amount up to approximately $42,300,000. All of the Bank’s loans secured by first mortgages on 1-4 family residential, multi-family properties, and commercial properties are pledged as collateral for these advances.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 9.  Federal Home Loan Bank Advances and Note Payable (continued)

At December 31, 2005 and 2004, FHLB advances consist of the following:

	2005	2004
Long-term advance dated December 27, 2000,
requiring monthly interest payments, fixed
at 5.00% until conversion option is exercised,
principal due in December 2010	$2,000,000	$2,000,000

Long-term advance dated November 1, 2001,
requiring monthly interest payments, fixed
at 3.94% until November 2006, principal due
in November 2011	2,000,000	2,000,000

Long-term advance dated February 22, 2002,
requiring monthly interest payments, fixed
at 3.96% until February 2005, principal due
in February 2012	—	2,000,000

Long-term advance dated April 26, 2002,
requiring monthly interest payments, fixed
at 4.11% until conversion option is exercised,
principal due in April 2012	2,000,000	2,000,000

Long-term advance dated September 13, 2002,
requiring monthly interest payments, fixed
at 3.51% until September 2007, principal due
in September 2012	2,000,000	2,000,000

Long-term advance dated January 17, 2003,
requiring monthly interest payments, fixed
at 2.61% until January 2006, principal due
in January 2013	4,000,000	4,000,000

Long-term advance dated April 25, 2003,
requiring monthly interest payments, fixed
at 2.41% until April 2006, principal due
in April 2013	3,000,000	3,000,000

Long-term advance dated January 23, 2004,
requiring monthly interest payments, fixed
at 2.50% until January 2007, principal due
in January 2014	5,000,000	5,000,000

Long-term advance dated May 27, 2004,
requiring monthly interest payments, fixed
at 3.46% until May 2007, principal due
in May 2014	5,000,000	5,000,000

Long-term advanced dated February 9, 2005,
requiring monthly interest payments, fixed
at 3.86% until February 2010, principal due
in February 2015	5,000,000	—
	$30,000,000	$27,000,000

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 9.  Federal Home Loan Bank Advances and Note Payable (continued)

There are no scheduled maturities in 2006, 2007, 2008, or 2009. $2,000,000 matures in 2010. The remaining $28,000,000 matures thereafter.

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

During 2002, the Company established a $2,500,000 line of credit with a bank that is secured by a pledge of the Bank’s common stock and bears interest at 1.50% above the one-month LIBOR, due in quarterly installments. During 2004, the Company renewed the line of credit, which matured on February 28, 2004, and increased the line to $5,000,000. This line of credit continues to be secured by a pledge of the Bank’s common stock and bears interest at 1.50% above the one-month LIBOR, due in quarterly installments. There were no borrowings outstanding under this line of credit at December 31, 2005 or 2004. The line of credit matures on February 28, 2006.

Note 10.  Employee Benefit Plan

The Bank has a 401(k) employee benefit plan covering substantially all employees who have completed at least 30 days of service and met minimum age requirements. The Bank’s contribution to the plan is discretionary and was $142,719 for 2005, $130,423 for 2004 and $104,737 for 2003.

Note 11.  Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2005 and 2004, undisbursed loan commitments aggregated $57,935,000 and $38,058,000, respectively. In addition, there were outstanding standby letters of credit totaling $6,037,000 and $4,752,000, respectively.

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

The Bank incurred an insignificant loss on its commitments during 2005, 2004 and 2003.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 12.  Fair Value of Financial Instruments

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

Loans, net:

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 12.  Fair Value of Financial Instruments (continued)

Commitments to extend credit:

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The carrying amount and estimated fair value of the Company's financial instruments at December 31, 2005 and 2004, are as follows (in thousands):

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets:
Cash and due from banks	$14,590	$14,590	$6,900	$6,900
Securities	30,450	30,449	26,861	26,864
Federal Home Loan Bank stock	1,034	1,034	854	854
Loans, net	262,009	261,553	202,556	202,089

Liabilities:
Noninterest-bearing demand deposits	$42,118	$42,118	$34,024	$34,024
Interest-bearing demand deposits	33,080	33,080	32,855	32,855
Savings deposits and money market accounts	55,411	55,411	31,212	31,212
Time deposits	121,826	120,828	89,742	89,548
Federal funds purchased and securities
sold under agreements to repurchase	4,791	4,791	7,409	7,409
Federal Home Loan Bank advances	30,000	30,000	27,000	27,000

Unrecognized financial instruments
(net of contract amount):
Commitments to extend credit	—	—	—	—

Note 13. Contingencies

The Bank is involved in certain claims arising from normal business activities. Management believes that those claims are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or the Company’s consolidated financial position.

Note 14. Liquidity and Capital Resources

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 15.  Stock Option Plans

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

During 2004, the Company granted 5,000 options under this plan. These stock options vest at 50% on the first and second anniversary of the grant date. The option price was $21.76 per share which was the estimated fair value of the stock at the grant date.

On September 16, 2004, the Company’s stock options were subject to a 2-for-1 stock dividend doubling the total number of options available in the Director’s stock option plan to 300,000 and reducing the existing option price in half. Amounts shown in the table below retroactively reflect this dividend.

During 2005, the Company granted 5,000 options under this plan. These stock options vest at 50% on the first and second anniversary of the grant date. The option price was $18.45 per share which was the estimated fair value of the stock at the grant date. A summary of the status of this plan is presented in the following table.

	Outstanding Options		Exercisable Options
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding, December 31, 2002	260,000	$5.00	260,000	$5.00
Options exercised	(20,000)	5.00	(20,000)	5.00

Outstanding, December 31, 2003	240,000	5.00	240,000	5.00
Options granted	10,000	10.88	—	—

Outstanding, December 31, 2004	250,000	5.24	240,000	5.00
Options granted	5,000	18.45	—	—
Options exercised	(209,000)	5.00	(209,000)	5.00
Options forfeited	(1,000)	14.67	—	—
Options which became exercisable	—	—	5,000	10.88

Outstanding, December 31, 2005	45,000	7.59	36,000	5.81

The weighted-average fair value per share of options granted during 2005 was $4.10. At December 31, 2005, the range of exercise prices of outstanding options issued was $5.00-$18.45. The weighted-average remaining contractual life at December 31, 2005, was 2.9 years.

The Company has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase shares of the Company’s common stock. The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant. The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The stock options vest at 30 percent on the second and third anniversary of the grant date and 40 percent on the fourth anniversary. The options expire ten years from the grant date and the weighted-average remaining contractual life of outstanding stock options was 5.2 years at December 31, 2005.

On September 16, 2004, the Company’s stock options were subject to a 2-for-1 stock dividend doubling the total number of options available under the officer and employee plans to 710,000 and reducing the existing option price in half. A summary of the status of these plans is presented in the following table. Amounts shown retroactively reflect this dividend:

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 15.  Stock Option Plans (continued)

	Outstanding Options		Exercisable Options
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding, December 31, 2002	159,000	$6.94	31,620	$7.13
Options granted	58,500	7.25	—	—
Options which became exercisable	—	—	36,300	6.86

Outstanding, December 31, 2003	217,500	7.02	67,920	6.99
Options granted	68,500	10.88	—	—
Options forfeited	(2,250)	8.73	—	—
Options exercised	(1,550)	6.57	(1,550)	6.57
Options which became exercisable	—	—	41,740	6.76

Outstanding, December 31, 2004	282,200	7.95	108,110	6.91
Options granted	40,150	18.45	—	—
Options forfeited	(2,550)	8.94	—	—
Options exercised	(3,550)	6.53	(3,550)	6.53
Options which became exercisable	—	—	45,890	7.01

Outstanding, December 31, 2005	316,250	9.29	150,450	6.93

The weighted-average fair value per share of options granted was $4.10, $2.88, and $1.75 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, the range of exercise prices of outstanding options issued was $6.50-$18.45.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004	2003

Dividend yield	0.98%	0.60%	0.00%
Expected life	6.9 years	6.9 years	6.9 years
Expected volatility	11.80%	10.00%	10.00%
Risk-free interest rate	4.19%	4.16%	3.62%

Note 16.  Regulatory Matters

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 16.  Regulatory Matters (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's prompt corrective action category for bank capital.

The Company’s and the Bank's actual capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Total capital to risk-weighted assets:
Consolidated	$32,840	11.5%	$22,943	8.0%
Cornerstone Community Bank	29,488	10.5%	22,435	8.0%

Tier I capital to risk-weighted assets:
Consolidated	29,255	10.2%	11,471	4.0%
Cornerstone Community Bank	25,983	9.3%	11,218	4.0%

Tier I capital to average assets:
Consolidated	29,255	10.3%	11,338	4.0%
Cornerstone Community Bank	25,983	9.2%	11,336	4.0%

As of December 31, 2004
Total capital to risk-weighted assets:
Consolidated	$24,788	11.4%	$17,456	8.0%
Cornerstone Community Bank	22,512	10.3%	17,456	8.0%

Tier I capital to risk-weighted assets:
Consolidated	22,150	10.2%	8,728	4.0%
Cornerstone Community Bank	19,873	9.1%	8,728	4.0%

Tier I capital to average assets:
Consolidated	22,150	10.0%	8,944	4.0%
Cornerstone Community Bank	19,873	9.0%	8,843	4.0%

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 17.  Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income and the related tax effects for the years ended December 31, 2005, 2004 and 2003, is as follows:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

Year ended December 31, 2005:
Unrealized holding gains and losses
arising during the period	$(427,257)	$145,268	$(281,989)

Less reclassification adjustment for
gains realized in net income	—	—	—

	$(427,257)	$145,268	$(281,989)

Year ended December 31, 2004:
Unrealized holding gains and losses
arising during the period	$(97,800)	$33,252	$(64,548)

Less reclassification adjustment for
gains realized in net income	—	—	—

	$(97,800)	$33,252	$(64,548)

Year ended December 31, 2003:
Unrealized holding gains and losses
arising during the period	$(152,714)	$51,922	$(100,792)

Less reclassification adjustment for
gains realized in net income	—	—	—

	$(152,714)	$51,922	$(100,792)

Note 18.  Earnings Per Common Share

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 18.  Earnings Per Common Share (continued)

Earnings per common share have been computed based on the following:

	2005	2004	2003

Net income	$4,324,519	$2,571,083	$1,881,859
Less: Preferred stock dividends	—	—	—

Net income applicable to common stock	$4,324,519	$2,571,083	$1,881,859

Average number of common shares outstanding	3,045,625	2,490,340	2,479,156
Effect of dilutive stock options	220,235	308,873	184,762

Average number of common shares outstanding used
to calculate diluted earnings per common share	3,265,860	2,799,213	2,663,918

During 2004, the Company issued a 2-for-1 stock dividend. The average number of common shares outstanding and the effect of dilutive stock options for 2003 has have been retroactively adjusted to reflect this transaction.

Note 19.  Stock Subscriptions Receivable

Effective October 8, 2004, the Company filed an offering with the Securities and Exchange Commission to sell up to 500,000 shares of newly issued Company common stock. At December 31, 2004, the Company had sold the entire 500,000 shares for an issue price of $15 per share. However, of this amount, there were 119,961 shares of common stock subscribed for which the Company had not yet received funds and issued common stock certificates. The Company recognized stock subscriptions receivable of $1,799,415 as of December 31, 2004, related to this transaction. As of December 31, 2005, the stock subscriptions receivable has been fully settled and the related common stock certificates have been issued.

Note 20.  Recent Accounting Pronouncements

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 20.  Recent Accounting Pronouncements (continued)

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

Note 21.  Acquisition

On December 1, 2005, the Company acquired certain assets and assumed liabilities of Eagle for a purchase price of $1,380,000 in cash plus assumption of approximately $1,609,000 in liabilities. Assets acquired, primarily accounts receivable, amounted to approximately $2,140,000. The excess of purchase price over the fair value of the assets acquired of $848,916 was recorded as an intangible asset separable from goodwill, as it pertained to customer relationships, active customer contracts and brand recognition, and met the separability criteria of SFAS No. 141, “Business Combinations” (SFAS 141). The Company is amortizing the intangible assets over their benefit periods which range from 2 to 7 years. The Company recognized amortization expense of $13,500 for the period ended December 31, 2005.

The acquisition was accounted for under the provisions of SFAS 141 and the results of operations have been included in the accompanying consolidated financial statements since its date of acquisition. Pro-forma disclosures of the acquisition have not been included, as the overall impact the acquisition was not material to the Company’s operating results.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 22.  Quarterly Data (unaudited)

	Years Ended December 31,
	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$6,067,709	$5,437,881	$4,843,999	$4,322,493	$3,871,916	$3,704,596	$3,404,307	$3,077,896
Interest expense	1,873,554	1,641,591	1,427,333	1,135,314	1,003,096	946,760	817,978	807,457

Net interest income, before
provision for loan losses	4,194,155	3,796,290	3,416,666	3,187,179	2,868,820	2,757,836	2,586,329	2,270,439

Provision for loan losses	502,000	349,600	340,000	210,000	255,000	175,000	250,000	160,000

Net interest income, after provision
for loan losses	3,692,155	3,446,690	3,076,666	2,977,179	2,613,820	2,582,836	2,336,329	2,110,439

Noninterest income	840,877	491,748	270,378	301,717	415,308	314,439	328,514	347,615
Noninterest expenses	2,485,197	1,969,647	1,856,724	1,904,707	1,893,554	1,741,978	1,645,977	1,604,208

Income before income taxes	2,047,835	1,968,791	1,490,320	1,374,189	1,135,574	1,155,297	1,018,866	853,846
Income tax expense	706,116	738,000	578,500	534,000	418,000	447,700	396,300	330,500

Net income	$1,341,719	$1,230,791	$911,820	$840,189	$717,574	$707,597	$622,566	$523,346

Earnings per common share:
Basic	$0.43	$0.40	$0.30	$0.29	$0.29	$0.28	$0.25	$0.21
Diluted	$0.41	$0.37	$0.28	$0.26	$0.24	$0.25	$0.23	$0.20

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 23.  Condensed Parent Information

BALANCE SHEETS

	2005	2004

ASSETS
Cash	$516,559	$2,675,690
Investment in subsidiaries	27,511,971	19,989,410
Loan to subsidiary	1,428,794	—
Goodwill	2,541,476	2,541,476
Other assets	726,626	1,370

Total assets	$32,725,426	$25,207,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$259,063	$400,626

Stockholders’ equity	32,466,363	24,807,320

Total liabilities and stockholders’ equity	$32,725,426	$25,207,946

STATEMENTS OF INCOME

	2005	2004	2003

INCOME
Dividends	$200,000	$177,039	$—
Interest income	10,000	—	—

	210,000	177,039	—

EXPENSES
Interest expense	—	38,485	5,540
Other operating expenses	263,824	203,881	133,317

Loss before equity in undistributed earnings of subsidiary	(53,824)	(65,327)	(138,857)

Equity in undistributed earnings of subsidiary	4,261,344	2,544,910	1,969,516

Income tax benefit	116,999	91,500	51,200

Net income	$4,324,519	$2,571,083	$1,881,859

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 23.  Condensed Parent Information (continued)

	2005	2004	2003

STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,324,519	$2,571,083	$1,881,859
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(4,261,344)	(2,544,910)	(1,969,516)
Other	20,818	52,056	9,555

Net cash provided by (used in) operating activities	83,993	78,229	(78,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(1,380,000)	—	—
Loan to subsidiary	(1,428,794)	—	—
Capital contribution to subsidiary	(1,775,000)	(2,750,000)	(500,000)

Net cash used in investing activities	(4,583,794)	(2,750,000)	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	—	2,500,000	400,000
Repayment of note payable	—	(2,900,000)	—
Purchase of treasury stock	(82,506)	—	—
Proceeds from re-issuance of treasury stock	82,049	—	—
Payment of dividends	(526,476)	(124,316)	—
Issuance of common stock	2,867,603	5,679,653	100,000

Net cash provided by financing activities	2,340,670	5,155,337	500,000

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(2,159,131)	2,483,566	(78,102)

CASH AND CASH EQUIVALENTS, beginning of year	2,675,690	192,124	270,226

CASH AND CASH EQUIVALENTS, end of year	$516,559	$2,675,690	$192,124

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest	$—	$40,503	$3,522
Income taxes	1,190,850	1,988,062	1,316,985

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC.

Date: March 15, 2006	By:	/s/ Gregory B. Jones
Gregory B. Jones Chairman and Chief Executive Officer (principal executive officer)

	By	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes President and Treasurer (principal financial officer and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2006.
Signature	Title

/s/ Gregory B. Jones	Chairman of the Board and Chief Executive Officer
Gregory B. Jones	and Director (principal executive officer)

/s/ B. Kenneth Driver	Director
B. Kenneth Driver

/s/ Karl Fillauer	Director
Karl Fillauer

/s/ Nathaniel F. Hughes	President and Treasurer
Nathaniel F. Hughes	(principal financial officer and accounting officer) and
Director

/s/ Jerry D. Lee	Executive Vice President and Senior Lender
Jerry D. Lee	and Director

/s/ James H. Large	Director
James H. Large

/s/ Lawrence D. Levine	Director
Lawrence D. Levine

/s/ Earl A. Marler, Jr.	Director
Earl A. Marler, Jr.

/s/ Frank S. McDonald	Director
Frank S. McDonald

/s/ Doyce G. Payne	Director
Doyce G. Payne

/s/ Turner Smith	Director
Turner Smith

/s/ W. Miller Welborn	Director
Miller Welborn

/s/ Billy O. Wiggins	Director
Billy O. Wiggins

/s/ Marsha Yessick	Director
Marsha Yessick

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Charters of Cornerstone Bancshares, Inc. (1)
3.2	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (2)
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.
10.1	Cornerstone Community Bank Employee Stock Ownership Plan
14	Code of Ethics. (5)
21	Subsidiaries of the registrant.
31	Certifications of chief executive officer and chief financial officer
32	Section 906 certifications of chief executive officer and chief financial officer.

_______________________

(1)	Incorporated by reference from Exhibit 3.1 of the registrant’s Form 10-KSB filed on March 24, 2005 (File No. 000-30497).
(2)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2005 (File No. 000-30497).
(3)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on March 24, 2005 (File No. 000-30497)
(4)	Incorporated by reference from Exhibit 10.1 of the registrant’s Form 8-K filed on August 18, 2005, as amended (File No. 333).
(5)	Incorporated by reference from Exhibit 14 of the registrant’s Form 10-KSB on March 24, 2004 (File No. 000-30497)