Form 10-Q
period 2006-03-31
CORNERSTONE BANCSHARES INC
filed 2006-05-12
CIK 1038773

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. YES ☐ NO☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO☒

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 3,223,284 shares of Common Stock outstanding as of March 31, 2006.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

	Unaudited		Unaudited
	March 31,	December 31,	March 31,
ASSETS	2006	2005	2005

Cash and due from banks	$7,942,411	$14,590,499	$7,885,439
Federal funds sold	9,645,000	-	11,030,000
Cash and cash equivalents	17,587,411	14,590,499	18,915,439

Securities available for sale	31,139,169	30,127,486	28,880,598
Securities held to maturity	276,001	322,180	381,723
Federal Home Loan Bank stock, at cost	1,048,800	1,033,900	937,600
Loans, net of allowance for loan losses of	271,697,403	262,008,632	217,109,386
$3,891,711 at March 31, 2006, $3,545,042 at
December 31, 2005 and $2,845,765 at March 31, 2005
Bank premises and equipment, net	7,121,949	7,207,146	5,948,808
Accrued interest receivable	1,686,439	1,739,460	1,213,839
Goodwill and amortizable intangibles	3,341,152	3,376,892	2,541,476
Other assets	6,707,484	3,205,706	1,852,177
Total Assets	$340,605,808	$323,611,901	$277,781,046

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$41,589,006	$42,118,351	$33,303,412
Interest-bearing demand deposits	39,008,765	33,080,446	35,019,530
Savings deposits and money market accounts	62,428,515	55,410,928	46,096,950
Time deposits of $100,000 or more	43,881,140	38,707,366	30,600,241
Time deposits of less than $100,000	83,402,330	83,118,799	69,001,776
Total deposits	270,309,756	252,435,890	214,021,909
Federal funds purchased and securites sold under
agreements to repurchase	3,353,125	4,790,737	2,835,888
Federal Home Loan Bank advances	31,000,000	30,000,000	32,000,000
Accrued interest payable	192,080	242,864	111,145
Other liabilities	1,973,658	3,676,047	1,426,144
Total Liabilities	306,828,619	291,145,538	250,395,086

Stockholders' Equity
Preferred stock - no par value; 2,000,000 shares
authorized; no shares issued	-	-	-
Common stock - $l.00 par value; 10,000,000 shares authorized at March 31, 2006, December 31, 2005 and at March 31, 2005
issued and outstanding - 3,223,284 at March 31, 2006,
3,201,334 at December 31, 2005 and 3,011,334 at
March 31, 2005	3,223,284	3,201,334	3,011,334
Additional paid-in capital	21,399,199	21,211,135	19,255,074
Retained earnings	9,391,229	8,229,552	5,181,170
Accumulated other comprehensive income	(226,820)	(165,955)	(61,618)
	33,786,892	32,476,066	27,385,960
Treasury stock, 471 shares at March 31, 2006 and
December 31, 2005, at cost	(9,703)	(9,703)	-

Total stockholders' equity	33,777,189	32,466,363	27,385,960
Total liabilities and stockholders' equity	$340,605,808	$323,611,901	$277,781,046

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

	Unaudited Three months ended March 31,
	2006	2005
INTEREST INCOME
Loans, including fees	$6,125,449	$4,033,680
Investment securities	362,963	265,133
Federal funds sold	15,895	21,650
Other earning assets	5,061	2,030
Total interest income	6,509,368	4,322,493

INTEREST EXPENSE
Interest bearing demand accounts	91,221	65,537
Money market accounts	389,466	169,056
Savings accounts	19,529	12,932
Time deposits of less than $100,000	843,353	411,614
Time deposits of more than $100,000	432,422	204,520
Federal funds purchased	95,890	12,965
Securities sold under agreements to repurchase	16,738	14,008
Other borrowings	265,506	244,682
Total interest expense	2,154,125	1,135,314

Net interest income before provision for loan losses	4,355,243	3,187,179
Provision for loan losses	378,000	210,000
Net interest income after the provision for loan losses	3,977,243	2,977,179

NONINTEREST INCOME
Service charges	191,378	154,447
Other income	241,634	63,399
Total noninterest income	433,012	217,846

NONINTEREST EXPENSE
Salaries and employee benefits	1,368,059	1,091,616
Occupancy and equipment expense	271,995	256,721
Other operating expense	602,167	472,499
Total noninterest expense	2,242,221	1,820,836

Income before provision for income taxes	2,168,034	1,374,189
Provision for income taxes	812,960	534,000

NET INCOME	$1,355,074	$840,189

EARNINGS PER COMMON SHARE
Basic net income per common share	$0.42	$0.29
Diluted net income per common share	$0.40	$0.26

DIVIDENDS DECLARED PER COMMON SHARE	$0.06	$-

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

For the three months ended March 31,
	Unaudited
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,355,074	$840,189
Adjustments to reconcile net income
to net cash provided by (used in) operating actvities:
Provision for loan losses	378,000	210,000
Depreciation and amortization	144,674	172,166
Changes in other operating assets and liabilities:
Accrued interest receivable	53,021	(29,361)
Accrued interest payable	(50,784)	19,550
Other assets and liabilities	(2,155,675)	(96,177)
Net cash provided (used in) by operating activities	(275,690)	1,116,367

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equity investment	(3,000,000)	-
Purchase of investment securities: AFS	(2,000,326)	(5,883,445)
Proceeds from security transactions: AFS	896,972	3,193,123
Proceeds from security transactions: HTM	46,587	13,189
Purchase of FHLB Stock	(14,900)	(83,400)
Loan originations and principal collections, net	(10,058,675)	(14,733,825)
Purchase of bank premises and equipment	(172,013)	(138,460)
Net cash used in investing activities	(14,302,355)	(17,632,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,873,866	26,189,007
Net decrease in securities sold under agreements to repurchase	(1,437,612)	(4,573,274)
Proceeds from Federal Home Loan Bank advances and other borrowings	1,000,000	5,000,000
Dividends paid on common stock	-	-
Issuance of common stock	138,703	1,916,103
Net cash provided by financing activities	17,574,957	28,531,836

NET INCREASE CASH AND CASH EQUIVALENTS	2,996,912	12,015,386

CASH AND CASH EQUIVALENTS, beginning of period	14,590,499	6,900,054
CASH AND CASH EQUIVALENETS, end of period	$17,587,411	$18,915,439

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for interest	$2,204,909	$1,215,764
Cash paid during the period for taxes	600,000	535,000

The Notes to Consolidated Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the three months ended March 31, 2006

				Additional		Other	Total
	Comprehensive	Common	Treasury	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2005		$3,201,334	$(9,703)	$21,211,135	$8,229,552	$(165,955)	$32,466,363

Issuance of common stock		21,500	-	113,940	-	-	135,440
under Director's stock option plan

Issuance of common stock		450	-	2,813	-	-	3,263
under employee compensation
option plan

Tax benefit received from Director's		-	-	48,490	-	-	48,490
stock option exercise

Employee compensation stock		-	-	22,822	-	-	22,822
option expense

Dividend - $0.06 per share		-	-	-	(193,397)	-	(193,397)

Comprehensive income:

Net income	$1,355,074	-	-	-	1,355,074	-	1,355,074

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
securities available for sale, net of
reclassification adjustment	(60,865)	-	-	-	-	(60,865)	(60,865)

Total comprehensive income	$1,294,209

BALANCE, March 31, 2006		$3,223,284	$(9,703)	$21,399,199	$9,391,229	$(226,820)	$33,777,189

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC.

PRESENTATION OF FINANCIAL INFORMATION

The financial information in this report for March 31, 2006 and March 31, 2005 has not been audited. The information included herein should be read in conjunction with the notes to the consolidated financial statements included in the 2005 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone Bancshares, Inc. (“Cornerstone”) in March of 2006. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

Consolidation
The accompanying consolidated financial statements include the accounts of Cornerstone and its subsidiaries Cornerstone Community Bank (the “Bank”) and Eagle Financial, Inc. (“Eagle”).

Substantially all intercompany transactions, profits and balances have been eliminated.

Accounting Policies
During interim periods, Cornerstone follows the accounting policies set forth in its 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. Since December 31, 2005 there have been no significant changes in any accounting principles or practices, or in the method of applying any such principles or practices, with the exception of implementation of SFAS No. 123(R), effective January 1, 2006, which is addressed in the “Stock Based Compensation” note.

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

Common Shares for EPS Calculations
	Three months ended
	March-06	March-05
Average common stock issued and outstanding	3,215,271	2,947,594
Effect of dilutive stock options	211,908	303,032

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC.

Stock Based Compensation
As of March 31, 2006, Cornerstone has two stock options plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase shares of Cornerstone’s common stock. Previous to 2006, Cornerstone accounted for these plans under the recognition and measurement provisions of APB Opinion 25, Accounting for Stock Issued to Employees and the related interpretations, as permitted by the Financial Accounting Standards Board’s (FASB) SFAS No. 123 Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for years prior to 2006. Beginning January 1, 2006, Cornerstone, as required by FASB, adopted the fair value recognition provisions of SFAS 123(R) Share-Based Payment using the modified-prospective method. For the period ending March 31, 2006, the compensation cost charged to earnings related to the vested incentive stock options was approximately $23 thousand, which affected earnings per share less than $0.01per share.

During the quarter ending March 31, 2006, Cornerstone granted 41,400 options to employees which vest 30% the second and third anniversary of the grant date and 40% on the fourth anniversary. Cornerstone also granted 20,000 shares to directors which vests 50% the first and second anniversary of the grant date. The value of each option award is estimated using the Black-Scholes-Merton formula. There were no options forfeited during the quarter ended March 31, 2006.

For comparability of March 31, 2006 income statement information to the March 31, 2005 income statement, the following table illustrates the effect on net income and earnings per share if Cornerstone had applied during 2005, the fair value recognition provisions of SFAS No. 123 Accounting for Stock- Based Compensation to stock-based compensation.

Three months ended March 31, 2005
Net Income, as reported	$840,189

Deduct: Total Stock-based employee
compensation expense determined under
fair value method for all awards, net of
The related tax effects	($54,048)

Pro Forma Net Income	$786,141

Earnings Per Share:
Basic-as reported	$0.29
Basic-pro forma	$0.27

Diluted-as reported	$0.26
Diluted-pro forma	$0.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC.

Off-Balance Sheet Arrangements
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include standby letters of credit and various commitments to extend credit. At March 31, 2006, commitments under standby letters of credit and undisbursed loan commitments aggregated $ 59,415,059. The Bank’s credit exposure for these financial instruments is represented by their contractual amounts. The Bank does not anticipate any material losses as a result of the commitments under standby letters of credit and undisbursed loan commitments.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

Cornerstone Bancshares, Inc. (“Cornerstone”) is a bank holding company and the parent of Cornerstone Community Bank, (the “Bank”) a Tennessee banking corporation, and Eagle Financial, Inc., (“Eagle”) an accounts receivable financing company that operate in and around Hamilton County, Tennessee. The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts, and interest and dividends collected on other investments.  The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses, and other overhead expenses. Eagle’s principal source of income is revenue received from the purchase of receivables. Expenses are related to employee compensation and benefits, office and overhead expenses.

The following discussion and analysis sets forth the major factors that affect Cornerstone’s results of operations and financial condition reflected in the unaudited financial statements for the three-month period ended March 31, 2006 and 2005. This discussion and analysis should be read in conjunction with Cornerstone’s Consolidated Financial Statements contained herein and notes attached thereto.

Overview

As of March 31, 2006 Cornerstone had total consolidated assets of $340.6 million, total loans of $ 271.7 million, total deposits of $270.3 million and stockholders equity of $33.8 million. The net income was $1,355,074 for the three months ended March 31, 2006,

Results of Operations

Cornerstone ended the first three months of 2006 with total assets of $340.6 million, a 5.3% increase from December 31, 2005 and a 22.6 % increase from March 31, 2005. Cornerstone reported net income for the three months ended March 31, 2006 of $1,355,074, or $0.42 basic earnings per share, compared to $840,189, or $0.29 basic earnings per share, for the same period in 2005. The increase in earnings during the three months of 2006 represents a 61.3% increase compared to the first three months of 2005. The total number of outstanding shares as of the end of the first quarter ended March 31, 2006 was 3,223,284 compared to 3,011,334 in the first quarter ended March 31, 2005, an increase of 21,950 from December 31, 2005.

Compared to March 31, 2005, the increase in net income for the first three months of 2006 was due primarily to the 25.1% growth of loans, and the continued repricing of our loans and investments resulting from recent Federal Reserve rate increases. Further, Eagle added $34 thousand to Cornerstone’s net income. The 26.3% growth of deposits supported loan growth and also provided additional monies to invest in earning assets increasing the Bank’s net interest margin to 5.76% compared to 5.38% for the same period in 2005. The Bank’s management expects the net interest margin to decrease slightly to a more historic level over the remainder of 2006 as liabilities reprice more consistently with assets.

The balance sheet growth and higher net interest margin enabled the Bank to increase its net interest income by $1.2 million or 36.7% compared to the same period in 2005. The Bank’s lending staff continues to be successful in attracting new loans and selling participations to banks outside of the Bank’s market area. As in previous quarters, these efforts provided an avenue for increased interest and fee income and allowed the opportunity to pursue new and cultivate existing deposit accounts relative to these loans.

The Bank was also able to increase deposits by $56.3 million since March 31, 2005 and $17.9 million since December 31, 2005. The Bank’s non-interest bearing checking accounts increased $8.3 million and interest bearing checking accounts increased $4.0 million or 11.4% while savings accounts and money market accounts increased 35.4% or $16.3 million when compared to the same time period in 2005. Compared to December 31, 2005, non-interest bearing checking accounts decreased $529 thousand and savings and money market accounts increased $7.0 million. The Bank continues to focus on attracting transaction accounts that should allow the Bank to maintain its above peer average net interest margin. The Bank selects longer-term maturities to reduce its general interest rate risk, and utilizes its federal funds lines of credit as an inexpensive source of funds. The Bank anticipates slower deposit growth in transaction deposits during the remainder of 2006.

Non-interest income increased 98.8% for the first three months of 2006 compared to the same period in 2005. This increase was due to lease income growth and an increase in customer discretionary non-sufficient funds of 30.9%. The Bank also saw a $14.6 thousand increase from electronic payment processing. Management expects to see this portfolio continue to grow with the addition of new products and customers.

On the qualitative side, the Bank’s asset quality remained at a superior level, which is quantified by the Bank’s average of past due loans to net loans ratio of 0.8%. However, the Bank did experience an increase in average non-performing asset ratio to 1.3% due to $2.7 million placed in non-accruing loans, the majority being in two loans.

Through the end of March 2006, management continued to maintain an asset sensitive balance sheet which means the Bank’s assets repriced more quickly than its liabilities with interest rate increases. As the Federal Reserve becomes less likely to increase rates, management will conservatively begin to move the balance sheet to a more neutral position.

During the first quarter of 2006 the Bank continued to work on expanding its manpower and capital capacity to provide exceptional customer service in the rapidly growing environment. The Bank is determined to continue to add highly qualified commercial relationship managers as they become available in its market and build the appropriate operational staff to enable them.

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

During the first quarter of 2006, the Bank invested $3 million into 24.99% ownership of the Appalachian Fund for Growth, II, LLC. The LLC was created to fund $12 million of New Market Tax Credits with a seven year life span awarded by the U.S. Treasury Department to encourage investment in economic development projects in low to moderate census tracts. Cornerstone Community Bank joined three other Tennessee Banks and plans to assist the LLC with the underwriting of the loans and expects the funds to be deployed prior to the end of 2006. For their efforts the banks will receive tax credits for seven years.

Financial Condition

Earning Assets. Average earning assets for the three months ended March 31, 2006, increased by $66.7 million, or 27.7% compared to the three months ended March 31, 2005, while actual earning assets increased $55.5 million or 21.5% during the same period. Compared to December 31, 2005, average earning assets increased by $38.0 million or 14.3% and actual earning assets increased $20.3 million or 6.9%. The increases were due to strong loan demand in the first three months of 2006 and rise in transaction deposits during the current reporting period which provided additional funds for investment. Management expects average earning assets to grow at a similar pace during the remainder of 2006.

Loan Portfolio. The Bank's average loans for the first three months of 2006 were $271.7 million, an increase of $61.0 million, or 29.0% compared to the first three months of 2005, while actual balances increased to $271.7 million, an increase of 25.1% above the $217.1 million in loans as of March 31, 2005. The actual loan portfolio balance grew $9.7 million from the year ending December 31, 2005. Management anticipates similar loan growth for the remainder of the year.

Investment Portfolio. The Bank's average investment securities portfolio and Federal Funds Sold increased by 19.1% or $5.7 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, while actual balances increased $879 thousand or 2.1%. Compared to the year ended December 31, 2005, the average investment securities portfolio and Federal Funds Sold increased $3.2 million and actual totals increased $10.6 million or 33.8%. The majority of the increase over December was $9.6 million in Fed Funds sold. This is primarily due to one large- balance money market account that has proven to fluctuate regularly.

With current market conditions, bank management believes the current level of $31.4 million in investment securities is appropriate and intends to increase the portfolio cautiously. The Bank expects to maintain an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include, in order of priority, gap management, liquidity, pledging, return, and local community support. The Bank maintains two classifications of investment securities: "Held to Maturity" (HTM) and "Available for Sale" (AFS). The "Available for Sale" securities are carried at fair market value, whereas "Held to Maturity" securities are carried at book value. Net unrealized losses in the "Available for Sale" portfolio amounted to $343,666 and $211,997 at March 31, 2006 and 2005, respectively.

Deposits. The Bank's average deposits increased by $59.3 million or 30.7 % for the three month period ended March 31, 2006 compared to the same period ended March 31, 2005, while actual deposit balances increased by $56.3 million or 26.3% since March 31, 2005. Compared to the year ending December 31, 2005, average deposits increased $35.8 million or 16.5%. During the quarter, the Bank launched a successful campaign to raise funds by offering a certificate of deposit special. The majority of the actual deposit growth was represented by money market and time accounts with a $44.0 million increase or 30.2 % over the same period in 2005 and $12.5 million or 7.4% compared to the year ended December 31, 2005. Management intends to continue focusing its efforts on attracting core deposits and expects certificates of deposits to increase over the remainder of 2006 as loan growth continues.

Liquidity and Capital Resources.

As of the end of the first quarter of 2006 the Bank had $31.0 million of Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings. The borrowings are designed with a maturity of 10 years with call and put options after a stated conversion date. Management believes that FHLB borrowings provide an inexpensive method to reduce interest rate risks by obtaining longer term liabilities to match the typically longer term assets the Bank has on its balance sheet that are usually below the cost of certificates of deposit.

 Average stockholders' equity increased by $7.7 million or 29.8% to $33.5 million for the three months ended March 31, 2006 compared with $25.8 million during the three months ended March 31, 2005. Actual equity increased by $6.4 million or 23.3% from March 31, 2005 to March 31, 2006. Compared to the year ended December 31, 2005, average stockholders’ equity increased by $4.6 million or 16.0%.

Results of Operations - Three months ended March 31, 2006 compared to three months ended March 31, 2005.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Average Balance Sheets
Interest Income / Expense and Yield Rates
Taxable equivalent basis
(in thousands)

	Three months ended March 31
		2006			2005
Assets	Average Balance	Income / Expense	Yield/ Rate	Average Balance	Income / Expense	Yield / Rate

Loans, net of unearned income	$271,650	$6,125	9.14%	$210,665	$4,034	7.77%
Investment securities	34,319	363	4.41%	26,426	265	4.22%
Other earning assets	1,516	21	5.62%	3,663	24	2.66%
Total earning assets	307,485	6,509	8.60%	240,754	4,323	7.30%
Allowance for loan losses	(3,623)			(2,698)
Cash and other assets	24,707			18,403
TOTALASSETS	328,569			256,459

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$34,551	$91	1.07%	$32,684	$66	0.82%
Savings deposits	7,894	20	1.03%	7,750	13	0.68%
MMDA's	44,469	389	3.55%	28,466	169	2.41%
Time deposits under $100,000	86,137	843	3.97%	61,635	412	2.71%
Time deposits of $100,000 or more	42,826	432	4.09%	29,234	205	2.84%
Federal funds and securities sold under
agreements to repurchase	9,920	113	4.62%	7,297	27	1.50%
Other borrowings	30,656	266	3.52%	28,722	245	3.46%
Total interest bearing liabilities	256,453	2,154	3.41%	195,788	1,137	2.36%
		$4,355			$3,186
Noninterest bearing demand deposits	36,644			33,449
Accrued expenses and other liabilities	1,984			1,416
Stockholders' equity	33,488			25,806
TOTALLIABILITIES AND
STOCKHOLDERS'EQUITY	328,569			256,459

Net interest margin on earning assets			5.76%			5.38%

Net interest spread on earning assets			5.19%			4.94%

                         Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for the first three months of 2006 increased $1.2 million or 36.6% above net interest income before loan loss provision for the first three months of 2005. As in previous quarters, the rapid growth in earning assets and the slower paced deposit costs were the driving factors to the increase in net interest income during the first quarter of 2006. Average earning assets grew to $307.5 million compared to $240.8 million in March 2005. Yields from earning assets increased from 7.3% to 8.59% during the first quarter while the cost of deposits grew from 2.01% to 2.98% over the same period. The net interest margin outpaced the Bank’s projections again in the first quarter primarily from the rapid growth created by the successful accomplishments of the lending staff and the additional income from Eagle Financial, Inc.

Interest income increased $2.2 million or 50.6% for the three month period ended March 31, 2006 compared to the same period ended March 31, 2005. Interest income produced by the loan portfolio increased $2.1 million or 51.9% for the three month period ended March 31, 2006 compared to three month period ended March 31, 2005. This is due to the increase in average loans outstanding and the continued repricing of the Bank’s loans caused by the Federal Reserve rate increases during the past two years.

Management anticipates this growth will continue throughout the remainder of 2006 and expects Eagle’s portfolio to grow as well as the experienced staff continues to develop their market. Interest income on investment securities and other earning assets increased $95.1 thousand or 32.9% for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005.

Due to the $60.7 million increase in average interest bearing liabilities and market pressures to increase rates paid on deposits from March 31, 2005 to March 31, 2006, total interest expense increased $1.0 million or 89.7 % during the same periods. Compared to the year ended December 31, 2005, average interest bearing liabilities grew $35.8 million or 16.2%.

 The net interest margin for the three months ended March 31, 2006 was 5.76% compared to 5.39% for the same period of 2005. The interest spread on earning assets increased 24 basis points to 5.19% for the period ended March 31, 2006, compared to 4.95 % for the period ended March 31, 2005.
   The measure the Bank and many other financial institutions use to measure this interest rate sensitivity is a GAP report. The report determines the amount of difference between repricing assets and liabilities over a period of time. The period most commonly used by financial institutions is the one year cumulative GAP. Currently the Bank’s balance sheet structure is considered asset sensitive, which means the assets will reprice faster than liabilities. The Bank’s one year cumulative GAP is 22.26% and considered beneficial if rates are rising. Management anticipates that the Federal Reserve will continue to increase short term interest rates for at least one more time in 2006 which should benefit the Bank’s earning until liabilities have time to reprice and the Bank’s net interest margin returns to a more normal level. Management plans to actively manage the balance sheet and during the remainder of 2006 reduce the asset sensitivity of the Bank to a more neutral position that would not negatively impact earnings if short term interest rates started a downward turn.

Allowance for Loan Losses. The allowance for loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $3.9 million allowance for loan losses as of March 31, 2006 reflects the full known extent of credit exposure. During the first three months ended March 31, 2006, the Bank made a $378 thousand provision for loan losses compared to $210 thousand during the same period of 2005. Included in the March 31, 2006 provision total is $9 thousand for Eagle Financial, Inc.’s portfolio. The increase in the provision during the first quarter 2006, represents management’s assessment of the loan portfolio and the inherent risks associated with the loan growth, classified loans and non-performing loans. During the recent period, the Bank has seen an increase in non-performing loans and other assets (as discussed in the following section). The majority of the increase in non-performing loans is with one relationship. Although the Bank performs prudent credit underwriting, no assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

 Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. The Bank's policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. As of March 31, 2006, the Bank had $2.7 million in non-accruing loans, the majority being two loans, and $776 thousand in repossessed and foreclosed properties of which the majority is one relationship with three, one to four family residences as collateral. These numbers are compared to $216 thousand in non-accruing loans and $53 thousand in repossessed and foreclosed properties as of March 31, 2005.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of residential mortgage loans are included in non-interest income. During the first three months of 2006, total non-interest income increased $215 thousand or 98.8 % compared with the first three months of 2005.

Non-interest Expense. Non-interest expense for the first three months of 2006 increased by $421 thousand or 23.14% compared to the first three months in 2005. Expenses for salaries and employee benefits for the first three months ended March 31, 2006 increased by $276 thousand or 25.3% over the same period ended March 31, 2005. As of March 31, 2006, occupancy and equipment expense increased by $15.3 thousand or 6.0 % over the same period in 2005. All other non-interest expenses for the three-month period ended March 31, 2006 increased $130 thousand or 27.4% over the non-interest expenses for the same period ended March 31, 2005. The increase in non-interest expenses is broad based and used to support the rapid growth of the Bank’s assets and liabilities in a safe and sound manner.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

	2006	2005
Quarter Ending	March 31	December 31	September 30	June 30	March 31

Balance at beginning of period	3,545,042	3,275,486	3,054,841	2,845,765	2,665,464
Loans charged-off	(70,476)	(239,781)	(137,197)	(135,055)	(44,994)
Loans recovered	39,145	7,337	8,242	4,131	15,295
Net charge-offs (recoveries)	31,331	232,444	128,955	130,924	29,699
Provision for loan losses charged
to expense	378,000	502,000	349,600	340,000	210,000
Balance at end of period	3,891,711	3,545,042	3,275,486	3,054,841	2,845,765

Allowance for loan losses as a
percentage of average loans
outstanding for the period	1.433%	1.365%	1.321%	1.314%	1.351%

Allowance for loan losses as a
percentage of nonperforming assets
and loans 90 days past due
outstanding for the period	113.260%	233.923%	310.422%	246.798%	1056.833%

Annualized QTD net charge-offs as
a percentage of average loans
outstanding for the period	0.047%	0.158%	0.206%	0.226%	0.057%

Annualized YTD net charge-offs as	0.047%	0.221%	0.170%	0.148%	0.057%
a percentage of average loans
outstanding for the period

YTD Average Outstanding Loans	271,650,000	236,108,032	228,142,004	219,566,305	210,666,687

QTD Average Outstanding Loans	271,650,000	259,746,354	247,938,155	232,409,647	210,666,687

Nonperforming assets and	3,436,082	1,515,473	1,055,173	1,237,791	269,273

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in Cornerstone’s Form 10-KSB for the year ended December 31, 2005. No material changes in the assumptions used in preparing, or results obtained from, the model have occurred since December 31, 2005.

Item 4.   Controls and Procedures

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

 Item 1A.          Risk Factors

Cornerstone intends to continue pursuing a growth strategy for its business though acquisitions and de novo branching. Cornerstone’s prospects must be considered in light of the risks, expenses and difficulties occasionally encountered by financial services companies in growth stages, including maintaining loan quality, maintaining adequate management personnel and information systems to oversee such growth; and maintaining adequate control and compliance functions.

There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Cornerstone’s growth and de novo branching strategy necessarily entails growth in overhead expenses as it routinely adds new offices and staff. Cornerstone’s historical results may not be indicative of future results or results that may be achieved as Cornerstone continues to increase the number and concentration of its branch offices.

There are considerable costs involved in opening branches and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, Cornerstone’s de novo branches may be expected to negatively impact its earnings during this period of time until the branches reach certain economies of scale.

Much of Cornerstone’s recent growth has been focused in the highly competitive Chattanooga metropolitan markets. In the Chattanooga market, Cornerstone faces competition from a wide array of financial institutions. Cornerstone’s continued expansion into this market may be impacted if it is unable to meet customer demands or compete effectively with the financial institutions operating in these markets.

Cornerstone’s growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions may prevent or adversely affect Cornerstone’s continued growth and expansion.

Failure to successfully address the issues identified above could have a material adverse effect on Cornerstone’s business, future prospects, financial condition or results of operations and could adversely affect Cornerstone’s ability to successfully implement its business strategy.

Cornerstone’s earnings are affected by its ability to properly originate, underwrite and service loans. Cornerstone could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause Cornerstone’s interest income and net interest margin to decrease and its provisions for loan losses to increase, which could adversely affect Cornerstone’s results of operations and financial condition.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, Management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, Cornerstone’s earnings and capital could be significantly and adversely affected.

Cornerstone relies on dividends from the Bank as its primary source of funds. The Bank’s primary source of funds is customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The borrowers’ resources can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry group, reductions in real estate values or markets, business closings or lay-offs, weather related difficulties, natural disasters and international instability. Additionally, deposits levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, Cornerstone may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demand or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While Cornerstone believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. Cornerstone may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

The banking business is highly competitive and Cornerstone experiences competition in its market from many other financial institutions. Cornerstone competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate office in Cornerstone’s primary market areas and elsewhere.

Additionally, Cornerstone faces competition from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract Cornerstone’s customers, and may attempt to hire Cornerstone’s management and employees.

Cornerstone competes with these other financial institutions both in attracting deposits and in making loans. In addition, Cornerstone has to attract its customer base from other existing financial institutions and from new residents. Cornerstone expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Cornerstone’s profitability depends upon its continued ability to successfully compete with an array of financial institutions in its market areas.

From time to time Cornerstone may engage in additional de novo branch expansion as well as the acquisition of other financial institutions or parts of those institutions. Cornerstone may also consider and enter into new lines of business or offer new products or services. In addition, Cornerstone may receive future inquiries from potential purchasers of Cornerstone. Acquisitions and mergers involve a number of risks, including;

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;

•
the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	Cornerstone’s ability to finance an acquisition and possible dilution to its existing shareholders;

•	the diversion of Cornerstone’s management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where Cornerstone lacks experience;

•	the introduction of new products and services into Cornerstone’s business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on Cornerstone’s results of operations; and

•	the risk of loss of key employees and customers.

Cornerstone may incur substantial costs to expand. There can be no assurance that the integration efforts for any future mergers or acquisitions will be successful. Also, Cornerstone may issue equity securities, including common stock and securities convertible into shares of Cornerstone’s common stock in connection with future acquisitions, which could cause ownership and economic dilution to the Company’s shareholders. There is no assurance, that following any future mergers or acquisitions, Cornerstone’s integration efforts will be successful or Cornerstone, after giving effect to the acquisition, will achieve profits comparable to or better than its historical experience.

Cornerstone’s success significantly depends upon the growth in population, income levels, deposits and housing starts in its market areas. If the communities in which Cornerstone operates do not grow or prevailing economic conditions locally or nationally are unfavorable, Cornerstone’s business may not succeed. Adverse economic conditions in Cornerstone’s specific market areas could reduce its growth rate, affect the ability of its customers to repay their loans to Cornerstone and generally affect its financial condition and results of operations. Moreover, Cornerstone cannot give any assurance that it will benefit from any market growth or favorable economic condition in its primary market areas if they do occur.

Any adverse market or economic conditions in the State of Tennessee may increase the risk that Cornerstone’s borrowers will be unable to timely make their loan payments, In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the state of Tennessee could adversely affect the value of Cornerstone’s assets, revenues results of operations and financial condition.

Changes in interest rates may affect Cornerstone’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rates are highly sensitive to many factors that are beyond Cornerstone’s control, including general economic conditions and the policies of various governmental and regulatory authorities. Accordingly, changes in interest rates could decrease Cornerstone’s net interest income. Changes in the level of interest rates also may negatively affect Cornerstone’s ability to originate real estate loans, the value of Cornerstone’s assets and Cornerstone’s ability to realize gains from the sale of its assets, all of which ultimately affects Cornerstone’s earnings.

Cornerstone depends on the strategies and management services of Gregory B. Jones, its Chairman of the Board and Chief Executive Officer. Although Cornerstone has entered into an employment agreement with him, the loss of Mr. Jones’ services could have a material adverse effect on Cornerstone’s business, results of operations and financial condition. Cornerstone is also dependent on certain other key officers who have important customer relationships or are instrumental to its operations. Changes in key personnel and their responsibilities may be disruptive to Cornerstone’s business and could have a material adverse effect on Cornerstone’s business, financial condition and results of operations.

Cornerstone believes that its future results will also depend in part upon its attracting and retaining highly skilled and qualified management and sales and marketing personnel, particularly in those areas where Cornerstone may open new branches. Competition for such personnel is intense, and Cornerstone cannot assure you that it will be successful in attracting or retaining such personnel.

Cornerstone operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal and state agencies including the Board of Governors of the Federal Reserve Bank (FRB), the FDIC and the Tennessee Department of Financial Institutions. Cornerstone’s regulatory compliance is costly and restricts certain of its activities, including payment of dividends, mergers and acquisitions, investments, loans, and interest rates charged, interest rates paid on deposits and locations of offices. Cornerstone is also subject to capitalization guidelines established by its regulators, which require it to maintain adequate capital to support its growth.

The laws and regulations applicable to the banking industry could change at any time, and Cornerstone cannot predict the effects of these changes on its business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, Cornerstone’s cost of compliance could adversely affect its ability to operate profitably.

Cornerstone may not be able to sustain its historical rate of growth or may not even be able to grow its business at all. In addition, Cornerstone’s recent growth may distort some of its historical financial ratios and statistics. In the future, Cornerstone may not have the benefit of several recently favorable factors, such as a generally favorable interest rate environment, a strong residential mortgage market, or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit Cornerstone’s ability to expand its market presence.

As a Tennessee corporation, Cornerstone is subject to various legislative acts which impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. These statutes may delay or prevent offers to acquire Cornerstone and increase the difficulty of consummating any such offers, even if the acquisition of Cornerstone would be in its shareholders’ best interests.

The amount of common stock owned by, and other compensation arrangements with, Cornerstone’s officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.

As of February 28, 2006, directors and executive officers beneficially owned approximately 23.35% of Cornerstone’s common stock. Agreements with Cornerstone’s senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of Cornerstone’s board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that Cornerstone’s directors and officers oppose.

Cornerstone’s continued pace of growth may require it to raise additional capital in the future, but that capital may not be available when it is needed.

Cornerstone is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. While Cornerstone’s capital resources will satisfy its capital requirements for the foreseeable future, Cornerstone may at some point, however, need to raise additional capital to support its continued growth.

Cornerstone’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, Cornerstone cannot assure its shareholders that it will be able to raise additional capital if needed on terms acceptable to it. If Cornerstone cannot raise additional capital when needed, its ability to further expand its operations through internal growth and acquisitions could be materially impaired.

The banking industry and the ability to deliver financial services is becoming more dependent on technological advancement, such as the ability to process loan applications over the Internet, accept electronic signatures, provide process status updates instantly and on-line banking capabilities and other customer expected conveniences that are cost effective to Cornerstone’s business processes. As these technologies are improved in the future, Cornerstone may, in order to remain competitive, be required to make significant capital expenditures.

Cornerstone cannot say with any certainty when a more active and liquid trading market for its common stock will develop or be sustained. Because of this, Cornerstone’s shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

Cornerstone cannot predict the effect, if any, that future sales of its common stock in the market, or availability of shares of its common stock for sale in the market, will have on the market price of Cornerstone’s common stock. Cornerstone, therefore, can give no assurance that sales of substantial amount of its common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of its common stock to decline or impair its ability to raise capital through sales of its common stock.

The market price of Cornerstone’s common stock may fluctuate in the future, and these fluctuations may be unrelated to its performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not indicative of future market prices.

In order to maintain its capital at desired levels or required regulatory levels, or to fund future growth, Cornerstone’s board of directors may decide from time to time to issue additional shares of common stock or securities convertible into, exchangeable for or representing rights to acquire shares of its common stock. The sale of these shares may significantly dilute Cornerstone’s Shareholders’ ownership interest as a shareholder and the per share book value of its common stock. New investors in the future may also have rights, preferences and privileges senior to its current shareholder which may adversely impact its current shareholders.

Cornerstone derives its income solely from dividends on the shares of common stock of the Bank. The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Department of Financial Institutions. In addition, the FRB may impose restrictions on Cornerstone’s ability to pay dividends on its common stock. As a result Cornerstone cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

Item 6.              Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10- QSB filed on May 14, 2004.

(b)	Reports on Form 8-K

(1)	Form 8-K dated January 13, 2006 disclosing a press release related to the fiscal quarter ended December 31, 2005.
(2)	Form 8-K dated February 27, 2006 announcing the declaration of a $0.06 per share quarterly dividend with a record date of March 15, 2006 and a payment date of April 10, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: May 10, 2006	/s/ Gregory B. Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

Date: May 10, 2006	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004.