Form 10-Q
period 2006-06-30
CORNERSTONE BANCSHARES INC
filed 2006-08-14
CIK 1038773

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to  ___________________________

Commission file number 000-30497

CORNERSTONE BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Tennessee (State of Jurisdiction of Incorporation or Organization)		62-1173944 (I.R.S. Employer Identification Number)
5319 Highway 153 Hixson, TN 37343 (423) 385-3000 (Address, and Telephone Number of Principal Executive Offices and Principal Place of Business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. YES ☐  NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 3,243,453 shares of Common Stock outstanding as of June 30, 2006.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

	Unaudited
	June 30,	December 31,
	2006	2005

ASSETS

Cash and due from banks	$11,735,057	$14,590,499

Securities available for sale	32,493,361	30,127,486
Securities held to maturity	265,786	322,180
Federal Home Loan Bank stock, at cost	1,296,400	1,033,900
Loans, net of allowance for loan losses of
$4,284,586 at June 30, 2006, and $3,545,042 at
December 31, 2005	283,540,567	262,008,632
Bank premises and equipment, net	5,309,122	7,207,146
Accrued interest receivable	1,798,468	1,739,460
Goodwill and amortizable intangibles	3,313,169	3,376,892
Other assets	5,702,623	3,205,706
Total Assets	$345,454,553	$323,611,901

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$43,985,216	$42,118,351
Interest-bearing demand deposits	34,814,907	33,080,446
Savings deposits and money market accounts	45,722,121	55,410,928
Time deposits of $100,000 or more	42,348,373	38,707,366
Time deposits of less than $100,000	85,628,005	83,118,799
Total deposits	252,498,622	252,435,890
Federal funds purchased and securites sold under
agreements to repurchase	14,691,241	4,790,737
Federal Home Loan Bank advances	41,000,000	30,000,000
Accrued interest payable	263,314	242,864
Other liabilities	1,848,030	3,676,047
Total Liabilities	310,301,207	291,145,538

Stockholders' Equity
Preferred stock - no par value; 2,000,000 shares
authorized; no shares issued	-	-
Common stock - $1.00 par value; 10,000,000 shares authorized at June 30, 2006, and December 31, 2005;
issued 3,245,924; outstanding 3,243,453 at June 30, 2006,
issued 3,201,334; outstanding 3,200,863 at December 31, 2005	3,243,453	3,200,863
Additional paid-in capital	21,642,880	21,201,903
Retained earnings	10,659,688	8,229,552
Accumulated other comprehensive income	(392,675)	(165,955)
Total stockholders' equity	35,153,346	32,466,363
Total liabilities and stockholders' equity	$345,454,553	$323,611,901

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

	Unaudited Three months ended June 30,		Unaudited Six months ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$6,779,975	$4,495,493	$12,907,168	$8,529,172
Investment securities	388,778	314,891	751,741	580,024
Federal funds sold	10,885	31,257	26,780	52,907
Other earning assets	4,457	2,358	9,518	4,389
Total interest income	7,184,095	4,843,999	13,695,207	9,166,492

INTEREST EXPENSE
Interest bearing demand accounts	106,021	81,310	197,242	146,847
Money market accounts	552,044	260,230	941,509	429,286
Savings accounts	19,429	19,342	38,957	32,274
Time deposits of less than $100,000	875,902	539,218	1,719,255	950,833
Time deposits of more than $100,000	457,390	233,598	889,812	438,118
Federal funds purchased	113,173	7,545	209,063	20,510
Securities sold under agreements to repurchase	32,864	13,834	49,602	27,843
Other borrowings	280,821	272,256	548,072	516,938
Total interest expense	2,437,644	1,427,333	4,593,512	2,562,649

Net interest income before provision for loan losses	4,746,451	3,416,666	9,101,695	6,603,843
Provision for loan losses	475,000	340,000	853,000	550,000
Net interest income after the provision for loan losses	4,271,451	3,076,666	8,248,695	6,053,843

NONINTEREST INCOME
Service charges	215,275	162,843	406,653	317,290
Other income	453,178	107,535	694,814	254,805
Total noninterest income	668,453	270,378	1,101,467	572,095

NONINTEREST EXPENSE
Salaries and employee benefits	1,597,437	1,074,939	2,965,496	2,167,235
Occupancy and equipment expense	244,211	209,827	491,933	426,385
Other operating expense	699,746	571,958	1,326,187	1,167,808
Total noninterest expense	2,541,394	1,856,724	4,783,616	3,761,428

Income before provision for income taxes	2,398,510	1,490,320	4,566,546	2,864,510
Provision for income taxes	935,298	578,500	1,748,258	1,112,500

NET INCOME	$1,463,212	$911,820	$2,818,288	$1,752,010

EARNINGS PER COMMON SHARE
Basic net income per common share	$0.45	$0.30	$0.87	$0.59
Diluted net income per common share	$0.43	$0.28	$0.83	$0.53

DIVIDENDS DECLARED PER COMMON SHARE	$0.06	$0.08	$0.12	$0.08

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

For the six months ended June 30,

	Unaudited
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,818,288	$1,752,010
Adjustments to reconcile net income
to net cash provided by operating actvities:
Provision for loan losses	853,000	550,000
Depreciation and amortization	294,514	234,850
Gain on sale of loans held for sale	(77,015)	(68,254)
Net (gain) loss on sale of other real estate and repossessed assets	(32,715)	17,198
Net (gain) loss on sale of fixed assets	(209,608)	-
Income from investment in unconsolidated subsidiary	(15,882)	-
Compensation expense on stock options	73,964	-
Changes in other operating assets and liabilities:
Accrued interest receivable	(59,008)	(124,532)
Accrued interest payable	20,450	17,615
Other assets and liabilities	(1,658,374)	(520,884)
Net cash provided by operating activities	2,007,614	1,858,003

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equity investment	(3,000,000)	-
Purchase of investment securities: AFS	(3,990,346)	(9,722,538)
Proceeds from security transactions: AFS	1,256,780	7,312,123
Proceeds from security transactions: HTM	56,884	42,798
Purchase of FHLB Stock	(262,500)	(93,400)
Loan originations and principal collections, net	(22,384,435)	(34,325,216)
Proceeds from sale of bank equipment	1,962,935	-
Proceeds from the sale of other real estate	806,906	-
Purchase of bank premises and equipment	(286,712)	(326,462)
Net cash used in investing activities	(25,840,488)	(37,112,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	62,732	42,127,252
Net decrease in securities sold under agreements to repurchase	9,900,504	(1,414,743)
Proceeds from Federal Home Loan Bank advances and other borrowings	11,000,000	5,000,000
Dividends paid on common stock	(193,397)	(282,369)
Repurchase of common stock	(50,250)	-
Proceeds from issuance of common stock	257,843	2,116,103
Net cash provided by financing activities	20,977,432	47,546,243

NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS	(2,855,442)	12,291,551

CASH AND CASH EQUIVALENTS, beginning of period	14,590,499	6,900,054
CASH AND CASH EQUIVALENETS, end of period	$11,735,057	$19,191,605

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for interest	$784,542	$2,545,034
Cash paid during the period for taxes	1,267,343	943,500

The Notes to Consolidated Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the six months ended June 30, 2006

			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2005		$3,200,863	$21,201,903	$8,229,552	$(165,955)	$32,466,363

Issuance of common stock		44,590	213,253	-	-	257,843
under stock option plans

Tax benefit received from Director's		-	202,010	-	-	202,010
stock option exercise

Employee compensation stock		-	73,964	-	-	73,964
option expense

Repurchase of common stock		(2,000)	(48,250)	-	-	(50,250)

Dividend - $0.12 per share		-	-	(388,152)	-	(388,152)

Comprehensive income:

Net income	$2,818,288	-	-	2,818,288	-	2,818,288

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
securities available for sale, net of
reclassification adjustment	(226,720)	-	-	-	(226,720)	(226,720)

Total comprehensive income	$2,591,568

BALANCE, June 30, 2006		$3,243,453	$21,642,880	$10,659,688	$(392,675)	$35,153,346

The Notes to Consolidated Finanical Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC.

PRESENTATION OF FINANCIAL INFORMATION

The financial information in this report for June 30, 2006 and June 30, 2005 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2005 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone Bancshares, Inc. (“Cornerstone”) in March of 2006. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

Consolidation

The accompanying consolidated financial statements include the accounts of Cornerstone and its subsidiaries Cornerstone Community Bank (the “Bank”) and Eagle Financial, Inc. (“Eagle”).Substantially all intercompany transactions, profits and balances have been eliminated.

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

For the three and six months ended June 30, 2006, 61,400 options to purchase common stock are excluded from the dilutive earnings per share calculation because they are anti-dilutive.

Reclassifications

Certain reclassifications have been made to the December 31, 2005 financial statements to conform to the June 30, 2006 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC.

The following computation illustrates the computation for basic and diluted earnings per share for the three month periods ended June 30, 2006 and 2005.

Computation of basic and diluted earnings per share

	Three Months Ended
	June 30,
	2006	2005
Numerator:
Net income available to common shareholders	$1,463,212	$911,820

Denominator:
Weighted average common shares outstanding	3,245,547	2,988,038
Effect of potential dilution	172,383	288,061
Diluted Shares	3,417,930	3,276,099

Basic Earnings per share	$0.45	$0.30
Diluted Earnings per share	$0.43	$0.28

The following computation illustrates the computation for basic and diluted earnings per share for the six month periods ended June 30, 2006 and 2005.

Computation of basic and diluted earnings per share

	Six Months Ended
	June 30,
	2006	2005
Numerator:
Net income available to common shareholders	$2,818,288	$1,752,010

Denominator:
Weighted average common shares outstanding	3,230,492	2,969,508
Effect of potential dilution	171,534	336,171
Diluted Shares	3,402,026	3,305,679

Basic Earnings per share	$0.87	$0.59
Diluted Earnings per share	$0.83	$0.53

Stock Based Compensation

In the years previous to 2006, Cornerstone accounted for these plans under the recognition and measurement provisions of APB Opinion 25, Accounting for Stock Issued to Employees and the related interpretations, as permitted by the Financial Accounting Standards Board’s (FASB) SFAS No. 123 Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for years prior to 2006. Beginning January 1, 2006, Cornerstone, as required by FASB, adopted the fair value recognition provisions of SFAS No. 123(R) Share-Based Payment using the modified-prospective method. As a result, for the period ended June 30, 2006, the compensation cost charged to earnings related to the vested incentive stock options was approximately $74 thousand, which affected basic earnings per share by $0.02 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC.

Directors Stock Option Plan:

Cornerstone has a stock options plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase shares of the Bank’s common stock. The option price was $5.00 per share ($10.00 before stock split on September 16, 2004) which was the fair value of the stock at the June 30, 1996 grant date. On October 15, 1997, the Bank stock options were converted to Cornerstone stock options. During 2006, Cornerstone granted the directors 20,000 shares with an exercise price of $26.50 per share which was the fair value of the stock at the grant date. These stock options vest at 50% on the first and second anniversary of the grant date.

A summary of the status of this plan is presented in the following table:

	Number	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value ( in thousands)

Outstanding December 31, 2005	45,000	$7.59
Options granted	20,000	26.50
Options forfeited	-
Options exercised	(31,500)	5.00

Outstanding, June 30, 2006	33,500	$21.31	9 years	$73

Exercisable at June 30, 2006	11,250	$17.32	7.9 years	$1

A summary of the status of Cornerstone’s non-vested shares as of December 31, 2005 and changes during the six months ended June 30, 2006 is presented as follows:

Nonvested Shares	Number	Weighted Average Grant Date Fair Value

Nonvested, December 31, 2005	9,000	$14.67

Granted	20,000	$26.50

Vested	(6,750)	$13.40

Forfeited	0

Nonvested, June 30, 2006	22,250	$25.69

The weighted-average fair value per share of options granted through June 30, 2006 was $6.20. As of June 30, 2006, there was $148 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.5 years. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $634 thousand. The total fair value of shares vested during the six months ended June 30, 2006 was $170 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC

Employees Stock Option Plan:

As of June 30, 2006, Cornerstone has two stock options plans, the 1996 Cornerstone Statutory and Non-statutory Stock Option Plan and the 2002 Long-Term Incentive Plan under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase shares of Cornerstone’s common stock. The plans are administered by the Cornerstone Human Resource Committee which selects persons eligible to receive awards and determines the number of options subject to each award. Under the incentive option plan, the awards vest 30% the second and third anniversary of the grant date and 40% on the fourth anniversary. During 2006, Cornerstone granted 41,400 shares with an exercise price of $26.50 per share which was the fair value of the stock at the grant date.

A summary of the status of this plan is presented in the following table:

	Number	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value ( in thousands)

Outstanding December 31, 2005	316,250	$9.29
Options granted	41,400	26.50
Options forfeited	-
Options exercised	(13,090)	7.44

Outstanding, June 30, 2006	344,560	$11.43	6.6 years	$4,126

Exercisable at June 30, 2006	193,776	$9.80	5.2 years	$1,434

A summary of the status of Cornerstone’s non-vested shares as of December 31, 2005 and changes during the six months ended June 30, 2006 is presented as follows:

Nonvested Shares	Number	Weighted Average Grant Date Fair Value

Nonvested, December 31, 2005	165,800	$11.41

Granted	41,400	$26.50

Vested	(56,416)	$8.54

Forfeited	0

Nonvested, June 30, 2006	150,784	$16.63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC.

The weighted average fair value per share of options granted through June 30, 2006 was $6.20. As of June 30, 2006, there was $665 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.3years. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $232 thousand. The total fair value of shares vested during the six months ended June 30, 2006 was $1,418 thousand.

The fair value of each options grant is estimated on the date of grant using the Black-Scholes Merton option-pricing model with the following weighted-average assumptions:

	June 30, 2006	December 31, 2005
Dividend yield	0.98%	0.98%
Expected life	6.25 years	6.9 years
Expected volatility	11.13%	11.80%
Risk-free interest rate	5.11%	4.19%

For comparability of June 30, 2006 income statement information to the June 3, 2005 income statement, the following table illustrates the effect on net income and earnings per share if Cornerstone had applied during 2005, the fair value recognition provisions of SFAS No. 123 Accounting for Stock- Based Compensation to stock-based compensation.

Six months ended June 30, 2005
Net Income, as reported	$1,752,010
Deduct: Total Stock-based employee
compensation expense determined under
fair value method for all awards, net of
The related tax effects	($54,048)
Pro Forma Net Income	$1,697,962

Earnings Per Share: Basic-as reported	$0.59

Basic-pro forma	$0.57

Diluted-as reported	$0.53
Diluted-pro forma	$0.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC.

Stockholder’s Equity:
During 2006, Cornerstone’s Board of Director declared the following dividends:

Dividend Rate	Declaration Date	Record Date	Payment Date
(per share)
$0.06	February 21, 2006	March 15, 2006	April 10, 2006
$0.06	May 15, 2006	June 12, 2006	July 7, 2006

Any future determination relating to dividend policy will be made at the at the discretion of our Board of Directors and will depend on a number of factors, including our earnings, capital requirements, financial conditions, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.

Off-Balance Sheet Arrangements

The Bank, in the normal course of business, is a party to financial instruments with off-balance sheet risks to meet the financing needs of its customers. These financial instruments include standby letters of credit and various commitments to extend credit. As of June 30, 2006, these letters of credit and unfunded commitments totaled $63,318,738. The Bank’s potential credit exposure for the financial instruments is represented by their contractual amounts, and collateral, if any, is held based on the credit evaluation of the customer. The Bank does not anticipate any significant losses as a result of the commitments under standby letters of credit and un-disbursed loan commitments.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

Cornerstone Bancshares, Inc. (“Cornerstone”) is a bank holding company and the parent of Cornerstone Community Bank, (the “Bank”) a Tennessee banking corporation, and Eagle Financial, Inc., (“Eagle”), an accounts receivable financing company that operate in and around Hamilton County, Tennessee. The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts, and interest and dividends collected on other investments.  The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses, and other overhead expenses. Eagle’s principal source of income is revenue received from the purchase of receivables. Expenses are related to employee compensation and benefits, office and overhead expenses.

The following discussion and analysis sets forth the major factors that affect Cornerstone’s results of operations and financial condition reflected in the unaudited financial statements for the three and six month periods ended June 30, 2006 and 2005. This discussion and analysis should be read in conjunction with Cornerstone’s Consolidated Financial Statements contained herein and notes attached thereto.

Overview

As of June 30, 2006 Cornerstone had total consolidated assets of $345.5 million, total loans of $287.8 million, total deposits of $252.5 million and stockholders equity of $35.2 million. Net income for the three month and six month periods ended June 30, 2006 was $1,463,212 and $2,818,288 respectively.

Results of Operations

Cornerstone’s total consolidated assets as of June 30, 2006 increased $21.8 million or 6.8% from December 31, 2005. Net income for the three months ended June 30, 2006 was $1,463,212 or $0.45 basic earnings per share, compared to $911,820, or $0.30 basic earnings per share, for the same period in 2005. The increase in earnings during the three months ended June 30, 2006 represents a 60.5% increase compared to the three months ended June 30, 2005. For the six month period ended June 30, 2006 Cornerstone’s net income was $2,818,288 or $0.87 basic earnings per share (“EPS”) compared to$1,752,010 or $0.59 basic EPS for the same period ended June 30, 2005.

The total number of outstanding shares as of the end of the second quarter ended June 30, 2006 was 3,243,453 compared to 3,200,863, an increase of 42,590 or 1.3% from December 31, 2005.

Net income increased 60.9% during the first six months of 2006 compared to the same period ended June 30, 2005. The increase resulted primarily from the 24.1% or $60.8 million expansion of average earning assets, such as loans and various investment securities. The average loan volume represented 25.9% or $56.9 million of this growth. Securities and other earning assets improved 12.0% or $3.9 million and Eagle added $159 thousand to Cornerstone’s net income during the same period.

For the six months ended June 30, 2006, net interest income before the provision for loan loss, grew 37.8% or $2.5 million over the same period of 2005. With the mix and volume changes and the Federal Reserve Bank’s continued rate adjustments, yields on earning assets increased 148 basis points to 8.8% for the period ended June 30, 2006 compared to 7.4% for the same period ended June 30, 2005. Changes in interest bearing liabilities increased interest expense to 3.6% for the six month period ended June 30, 2006 compared to 2.5% for the six month period ended 2005.

Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) increased from 4.9% for the six month period ended June 30, 2005 to 5.3% for the same period ended June 30, 2006. The net interest margin on a tax equivalent basis changed from 5.3% for the six month period ended June 30, 2005 to 5.9% for the six month period ended June 30, 2006. The Bank’s management expects the net interest margin to decrease slightly to a more historic level over the remainder of 2006 as liabilities reprice more consistently with assets.

The Bank’s lending staff continues to be successful in attracting new loans and selling participations to banks outside of the Bank’s market area. As in previous quarters, these efforts provided an avenue for increased interest and fee income and allowed the opportunity to pursue new and cultivate existing deposit accounts relative to these loans. Management also anticipates Eagle will enhance its impact on net earnings as their staff increase their presence within the market.

Overall, actual deposits remained stable during the first six months of 2006. The Bank offered several Certificates of Deposit (“CDs”) specials throughout the period increasing time deposits $6.2 million or 5.0%. Fluctuations in large balance money market accounts offset this growth by $9.7 million or 17.5% at the end of the quarter. Since June 30, 2005, the Bank increased total average deposits by $51.7 million or 25.4%. Non-interest bearing checking accounts increased $3.3 million or 9.8% and interest bearing checking accounts increased $2.3 million or 6.8%. The Bank continues to focus on attracting transaction accounts that should allow the Bank to maintain its above peer average net interest margin. Bank management selects longer-term maturities to reduce its general interest rate risk, and utilizes its federal funds lines of credit as an inexpensive source of funds. The Bank anticipates slower deposit growth in transaction deposits during the remainder of 2006.

Non-interest income increased 92.5% or $529 thousand for the first six months of 2006 compared to the same period in 2005. This increase was due to growth in electronic payment processing in areas such as Automated Clearing House (“ACH”) transactions and value added and payroll card processing. Management expects to see this portfolio continue to grow with the addition of new products and customers. Also, during the quarter, the Bank recorded a $209 thousand gain related to the sale of fixed assets which were leased to a third party under operating leases. Management believes this to be a non-recurring event. Without this gain, non-interest income increased $320 thousand or 56% for the first six months of 2006 compared to the first six months of 2005.

On the qualitative side, the Bank’s asset quality remained at the superior level, which is quantified by the Bank’s 0.403% non-performing asset ratio (non-performing loans plus repossessed and foreclosed assets to net loans outstanding). The Bank's policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. The details are discussed under “Non-Performing Assets” listed in sections following.

During the six month period ended June 30, 2006, management reduced the Bank’s asset sensitivity in anticipation of an ending of the Federal Reserve rate increases. This sensitivity made a positive impact on Cornerstone’s earnings in the rising rate environment. However, management believes for the remainder of 2006 the Bank will reposition the Balance Sheet to a more neutral position. Cornerstone’s Asset/Liability Committee (“ALCO”), comprised of senior management and members of the Board of Directors, is responsible for sensitivity risk management. The committee utilizes a static gap model and income simulation reports to monitor exposure to equity and income in changing rate environments.

Through the second quarter of 2006, the Bank continued to work on expanding its manpower and capital capacity to provide exceptional customer service in the rapidly growing environment. The Bank is determined to continue to add highly qualified commercial relationship managers as they become available in its market and build the appropriate operational staff to enable them.

The Bank, pursuant to its strategic plan, intends to continue to focus on providing a competitive footprint (convenient branches) to the Chattanooga Metropolitan Statistical Area allowing it to compete with the three major regional banks located in the area. The Bank also intends to focus its efforts in the suburb branch network, while offering a downtown Chattanooga location for the convenience of our customers in that area. It is also intended that special emphasis will be placed on providing services specifically targeted to small businesses and individual customers.

During the first quarter of 2006, the Bank invested $3 million into a 24.99% ownership of the Appalachian Fund for Growth, II, LLC. The LLC was created to fund $12 million of New Market InvestmentTax Credits with a seven year life span awarded by the U.S. Treasury Department to encourage investment in economic development projects in low to moderate income census tracts. The Bank joined three other Tennessee Banks and plans to assist the LLC with the underwriting of the loans and expects the funds to be deployed prior to the end of 2006. For their efforts the banks will receive tax credits for seven years. As of June 30, 2006, several loans were under evaluation, but no disbursements were made to date.

Financial Condition

Earning Assets. Average earning assets for the six months ended June 30, 2006, increased by $60.8 million, or 24.1% compared to the six months ended June 30, 2005. Compared to December 31, 2005, actual earning assets increased by $24.8 million or 8.4%. Management expects average earning assets to grow at a similar pace during the remainder of 2006.

Loan Portfolio. The Bank's average loans for the first six months of 2006 were $277 million, an increase of $57 million, or 25.9% compared to the first six months of 2005. Actual balances increased to $287.8 million, an increase of 8.4% above the $265.5 million in loans as of December 31, 2005. Cornerstone anticipates loan growth to remain consistent throughout 2006. The majority of growth is in commercial real estate, commercial and industrial (“C&I”) loans. The majority of the C&I loans are collateralized by accounts receivable and inventory.

Investment Portfolio. The Bank's average investment securities portfolio and Federal Funds Sold increased by 12.0% or $3.9 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was largely due to $10 million increase in Federal Agency securities which was offset by $5.6 million reduction in mortgage backed securities. Compared to the year ended December 31, 2005, actual balances increased $2.6 million or 8.2%.

With current market conditions, bank management believes the existing level of $34.1 million in investment securities is appropriate and intends to increase the portfolio cautiously. The Bank expects to maintain an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include, in order of priority, gap management, liquidity, pledging, return, and local community support. The Bank maintains two classifications of investment securities: "Held to Maturity" (HTM) and "Available for Sale" (AFS). The "Available for Sale" securities are carried at fair market value, whereas "Held to Maturity" securities are carried at book value. Net unrealized losses in the "Available for Sale" portfolio totaled to $594,961 and $251,447 at June 30, 2006 and December 31, 2005, respectively.

Deposits. The Bank's average deposits increased by $51.7 million or 25.4 % for the six month period ended June 30, 2006 compared to the same period ended June 30, 2005. During the quarter, the Bank launched successful campaigns to raise funds by offering several certificate of deposit specials. Periodic fluctuations in large balance money market accounts at the end of the quarter left actual deposit balances relatively stable with little change compared to December 31, 2005. The majority of the average deposit growth from 2005 was represented by money market and time accounts with a $14.0 million increase or 41.0 % and $32.0 million or 33.8% in time deposits. Management intends to continue focusing its efforts on attracting large market accounts and expects certificates of deposits to increase over the remainder of 2006 as loan growth continues.

Liquidity and Capital Resources.

As of June 30, 2006 the Bank had $41.0 million of Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings secured by a lien on its 1-4 family residential mortgage and commercial real estate loan portfolio. These borrowings consisted of $26 million designed with maturities of 10 years with call and put options after a stated conversion date; $15 million is overnight borrowings to use as a source of short term funding as needed. Management believes that FHLB borrowings provide an inexpensive method to reduce interest rate risks by obtaining longer term liabilities to match the typically longer term assets the Bank has on its balance sheet that are usually below the cost of certificates of deposit. The overnight borrowing provides a source of funds for short term shifts in deposit balances. Additionally, the Bank maintains unsecured federal funds lines in the aggregate amount of $37 million under which it can borrow to meet short-term liquidity needs.

Average stockholders' equity increased by $7.4 million or 27.7% to $34.2 million for the six months ended June 30, 2006 compared with $26.8 million during the six months ended June 30, 2005. Compared to the year ended December 31, 2005, actual stockholders’ equity increased by $2.7 million or 8.3%. Equity increased due to exercise of options, and the related tax benefits.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Average Balance Sheets
Interest Income / Expense and Yield Rates
Taxable equivalent basis
(in thousands)

	Six months ended June 30,
	2006				2005
Assets	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Loans, net of unearned income	$276,512	$12,907	9.41%	$219,567	$8,529	7.83%
Investment securities	35,354	752	4.35%	28,450	580	4.19%
Other earning assets	1,089	36	6.67%	4,097	57	2.81%
Total earning assets	312,955	13,695	8.83%	252,114	9,166	7.34%
Allowance for loan losses	(3,838)			(2,816)
Cash and other assets	24,394			18,804
TOTAL ASSETS	333,511			268,102

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$35,354	$197	1.12%	$33,099	$147	0.90%
Savings deposits	7,824	39	1.01%	7,783	32	0.83%
MMDA's	48,764	942	3.90%	34,592	429	2.50%
Time deposits under $100,000	84,507	890	2.12%	65,518	951	2.93%
Time deposits of $100,000 or more	42,216	1,719	8.21%	29,232	438	3.02%
Federal funds and securities sold under
agreements to repurchase	11,796	259	4.43%	6,044	52	1.73%
Other borrowings	30,398	548	3.64%	30,370	513	3.41%
Total interest bearing liabilities	260,859	4,594	3.55%	206,638	2,562	2.50%
		$9,101			$6,604
Noninterest bearing demand deposits	36,336			33,082
Accrued expenses and other liabilities	2,133			1,614
Stockholders' equity	34,183			26,768
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	333,511			268,102

Net interest margin on earning assets			5.87%			5.29%

Net interest spread on earning assets			5.28%			4.84%

 Results of Operations - Six months ended June 30, 2006 compared to six months ended June 30, 2005.

Net Interest Income. Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for the first six months of 2006 increased $2.5 million or 37.8% above net interest income before loan loss provision for the first six months of 2005. Earning assets outpaced the growth and costs associated with slower paced deposits. Additional commercial lending staff, Eagle, and changes to the deposit mix were all driving factors to the increase in net interest income as well as the continued rate adjustments by the Federal Reserve Bank.

Average earning assets for the period grew to $313.0 million compared to $252.1 million at June 2005. Yields from these earning assets increased from 7.3% for the six months ended June 30, 2005 to 8.8% during the six months ended June 30, 2006, while the cost of deposits grew from 2.5% to 3.5% over the same periods. Interest income increased $4.5 million or 49.4% for the six month period compared to the same period ended June 30, 2005. The majority of the increase in interest income was represented by the $57.0 million or 26.3% growth in average loan volume, producing $4.4 or 51.3% additional income. This additional volume, portfolio mix and rate changes added 158 basis points to the yield to Cornerstone’s loan portfolio from 7.8% for the six months ended June 30, 2005 to 9.4% for the six months ended June 30, 2006. Management anticipates this growth will continue throughout the remainder of 2006 and expects Eagle’s portfolio to grow as well as the experienced staff continues to develop their market.

Interest income on investment securities and other earning assets increased $151 thousand or 23.7% for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005.

As the deposit mix changed and market demands moved rates upward, interest expense also increased $2.0 million or 79.3% for the six month period ended June 30, 2006 compared to the six months ended June 30, 2005. Average interest bearing deposits moved from $170.2 million for the six months ended June 30, 2005 to $218.7 million resulting in a 28.5% increase for the six months ended June 30, 2006.

The net interest margin is one ratio management uses to gauge the success of investing non-interest bearing deposits into earning assets. For the six months ended June 30, 2006, the net interest margin was 5.9% compared to 5.3% for the same period of 2005. During the remainder of 2006, management anticipates the net interest margin to decrease as the Federal Reserve discontinues its rate adjustments. However, several factors drive this ratio and the margin could increase should rates continue to move upward.

The interest spread expanded 44 basis points from 4.84% for the six month period ended June 30, 2005 to 5.28% for the six month period ended June 30, 2006. This ratio measures the difference between the average yield on earning assets and the average cost of interest bearing liabilities.

The measure the Bank and many other financial institutions use to measure this interest rate sensitivity is a GAP report. The report determines the amount of difference between repricing assets and liabilities over a period of time. The period most commonly used by financial institutions is the one year cumulative GAP. Currently the Bank’s balance sheet structure is considered asset sensitive, which means the assets will reprice faster than liabilities. As of June 30, 2006, the Bank’s one year cumulative GAP was 12.43%. The Bank reported 22.26% GAP during the first quarter ended March 31, 2006. This change was largely due to the $15 million short term borrowed from FHLB mentioned in previous sections.

Management plans to actively manage the balance sheet and during the remainder of 2006 to reduce the asset sensitivity of the Bank to a more neutral position that would not negatively impact earnings if short term interest rates started a downward turn.

Allowance for Loan Losses. The allowance for loan losses represents Cornerstone’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $4.3 million allowance for loan losses as of June 30, 2006 reflects the full known extent of credit exposure. During the first six months ended June 30, 2006, Cornerstone accrued $853 thousand to the provision for loan losses compared to $550 thousand during the same period of 2005. Although the Bank performs prudent credit underwriting, no assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include loans ninety (90) days past due and still accruing, renegotiated and non-accrual loans, and foreclosed and repossessed properties. The Bank's policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected will be reversed and charged against current earnings.

The Bank had the following non-performing assets:

As of June 30, 2006

Loans past due greater than ninety (90) days and still accruing	$0
Non-accrual loans	$1,026,136
Repossessed assets	$58,650
Foreclosed properties	$62,200

As of December 31, 2005:

Loans past due greater than ninety (90) days and still accruing	$0
Non-accrual loans	$734,837
Repossessed assets	$4,500
Foreclosed properties	$776,136

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of residential mortgage loans are included in non-interest income. During the six months ended June 30, 2006, total non-interest income increased $529 thousand or 92.5 % compared with the six month period ended June 30, 2005. Increased electronic payment transactions such as wires, Automated Clearing House (“ACH”) transactions, and payroll card processing had a positive impact adding $86 thousand or 8.0% non-interest income growth for the six month period ended June 30, 2006 over the same period ended June 30, 2005. Management anticipates the electronic payment processing to expand this area as new products and services are added. Also, during the quarter, the Bank recorded a $209 thousand gain related to the sale of fixed assets leased to a third party under operating leases. Management considers this a non-recurring event. Without this gain, the increase would be $320 thousand or 56% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Non-interest Expense. Non-interest expense for the six month period ended June 30, 2006 increased by $1.0 million or 27.2% compared to the same six month period in 2005. Expenses for salaries and employee benefits represented $798 thousand of the increase due to the additional administrative lending and other operational staff to support the needs of an expanding financial institution. Additionally, normal pay increases and the addition of compensation expense relating to the staffing of Eagle, which was purchased in December, 2005, have contributed to this increase. For the six months ended June 30, 2006, occupancy and equipment expense increased by $65 thousand or 15.4 % over the same period in 2005. The increased costs were primarily rent expense and janitorial services related to space expansion. The space was necessary to accommodate the additional operation staff necessary for proper infrastructure to support Cornerstone’s growth. All other non-interest expenses for the six month period ended June 30, 2006 increased $158 thousand or 13.6% over the non-interest expenses for the same period ended June 30, 2005. Amortization expense of the intangible asset related to the purchase of Eagle added $81 thousand of the additional expense.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Average Balance Sheets
Interest Income / Expense and Yield Rates
Taxable equivalent basis
(in thousands)

	Three months ended June 30,
	2006			2005
Assets	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Loans, net of unearned income	$281,321	$6,780	9.67%	$228,367	$4,495	7.89%
Investment securities	36,379	389	4.40%	30,418	315	4.29%
Other earning assets	666	15	9.04%	4,527	34	3.01%
Total earning assets	318,366	7,184	9.06%	263,312	4,844	7.39%
Allowance for loan losses	(4,051)			(2,933)
Cash and other assets	24,084			19,206
TOTAL ASSETS	338,399			279,585

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$36,149	$106	1.18%	$33,509	$81	0.97%
Savings deposits	7,755	19	0.98%	7,817	19	0.97%
MMDA's	53,011	552	4.18%	40,651	260	2.57%
Time deposits under $100,000	82,894	876	4.24%	69,359	539	3.12%
Time deposits of $100,000 or more	41,613	457	4.40%	29,229	234	3.21%
Federal funds and securities sold under
agreements to repurchase	13,653	146	4.29%	4,805	25	2.09%
Other borrowings	30,143	282	3.75%	32,000	269	3.37%
Total interest bearing liabilities	265,218	2,438	3.69%	217,370	1,427	2.63%
		$4,746			$3,417
Noninterest bearing demand deposits	36,032			32,720
Accrued expenses and other liabilities	2,279			1,727
Stockholders' equity	34,870			27,768
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	338,398			279,585

Net interest margin on earning assets			5.99%			5.22%

Net interest spread on earning assets			5.38%			4.76%

Results of Operations - Three months ended June 30, 2006 compared to three months ended June 30, 2005.

Net Interest Income. The following discussion is on a fully taxable equivalent basis and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits for the three month period ended June 30, 2006 compared to three month period ended June 30, 2005.

Net interest income before loan loss provision for the second quarter of 2006 increased $1.3 million or 38.9% above net interest income before loan loss provision for the second quarter of 2005. Earning asset income grew at a faster pace than deposit costs as demands for loan and deposit mix changed, volumes fluctuated and rates increased during the period. Average earning assets for the second quarter of 2006grew to $318.4 million compared to $263.3 million for the second quarter June 2005. Yields from earning assets increased from 7.4% for the three months ended June 30, 2005 to 9.06% during the three months ended June 30, 2006, while the cost of deposits grew from 2.63% to 3.69% over the same periods. The net interest margin outpaced the Bank’s projections again in the second quarter primarily from the rapid growth created by the successful accomplishments of the lending staff and the additional income from Eagle.

Interest income increased $2.3 million or 48.3% for the three month period ended June 30, 2006 compared to the same period ended June 30, 2005. For the same period comparisons, interest income produced by the loan portfolio increased $2.3 million or 50.8% and income on investment securities and other earning assets increased $55.6 thousand or 16.0%.

Interest expense for the three month period ended June 30, 2006 increased $1.0 million compared to the three month period ended June 30, 2005. The enhanced costs were due to the average interest bearing deposit volume increasing 22.0%, change in deposit mix and rate adjustments during the quarter.

For the three months ended June 30, 2006, the net interest margin was 5.99% compared to 5.22% for the same period of 2005. The interest spread expanded 62 basis points from 4.76% for the three month period ended June 30, 2005 to 5.38% for the three month period ended June 30, 2006.

Allowance for Loan Losses. During the three months ended June 30, 2006, the Bank accrued $475 thousand to the provision for loan losses compared to $340 thousand during the same period of 2005. Eagle’s average volume remained stable; therefore no additional accrual was made to their provision expense during the quarter. The Bank’s increase in the provision during the second quarter of 2006 represents management’s assessment of the loan portfolio and the inherent risks associated with the loan growth, classified loans and non-performing loans.

Non-performing Assets. Non-performing assets include non-performing loans, repossessed assets and foreclosed real estate held for sale. The Bank's policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. During the second quarter, the Bank sold $773 thousand of foreclosed properties and recognized $33 thousand net gain from the sales. The Bank’s Credit Administration Department reviews the credit quality of the loan portfolio and reports the results of this analysis to ALCO on a quarterly basis. The Credit Administration Department also evaluates the adequacy of the loan loss allowances and based on these findings, the Bank may increase or decrease the provision expense accordingly. Details of the non-performing assets are disclosed previously in this report.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of residential mortgage loans are included in non-interest income. During the three months ended June 30, 2006, total non-interest income increased $398 thousand or 147.2 % compared with the three month period ended June 30, 2005. As mentioned in previous sections, electronic payment transaction processing attributed to the increase in this growth, as did service charges and non-sufficient funds fees. The increase included a $209 thousand gain related to the sale of fixed assets leased to a third party under operating leases. Management believes this to be a non-recurring event.

	2006		2005
Quarter Ending	Jun-06	March 31	December 31	September 30	June 30

Balance at beginning of period	3,891,711	3,545,042	3,275,486	3,054,841	2,845,765
Loans charged-off	(94,342)	(70,476)	(239,781)	(137,197)	(135,055)
Loans recovered	12,216	39,145	7,337	8,242	4,131
Net charge-offs (recoveries)	82,126	31,331	232,444	128,955	130,924
Provision for loan losses charged
to expense	475,000	378,000	502,000	349,600	340,000
Balance at end of period	4,284,585	3,891,711	3,545,042	3,275,486	3,054,841

Allowance for loan losses as a
percentage of average loans
outstanding for the period	1.523%	1.499%	1.365%	1.321%	1.314%

Allowance for loan losses as a
percentage of nonperforming assets
and loans 90 days past due
outstanding for the period	373.547%	118.507%	233.923%	310.422%	246.798%

Annualized QTD net charge-offs as
a percentage of average loans
outstanding for the period	0.118%	0.047%	0.158%	0.206%	0.226%

Annualized YTD net charge-offs as
a percentage of average loans
outstanding for the period	0.083%	0.047%	0.221%	0.170%	0.148%

YTD Average Outstanding Loans	276,512,000	271,650,000	236,108,032	228,142,004	219,566,305

QTD Average Outstanding Loans	281,320,890	271,650,000	259,746,354	247,938,155	232,409,647

Nonperforming assets and
loans 90 days past due	1,147,000	3,436,082	1,515,473	1,055,173	1,237,791

Non-interest Expense. Non-interest expense for the three month period ended June 30, 2006 increased by $685 thousand or 36.9% compared to the same three month period in 2005. Expenses for salaries and employee benefits represented $522 thousand of the increase due to the additional administrative lending and other operational staff to support the needs of an expanding financial institution. Additionally, normal pay increases and the addition of compensation expense relating to the staffing of Eagle, which was purchased in December, 2005, have contributed to this increase. For the three months ended June 30, 2006, occupancy and equipment expense increased by $34 thousand or 16.4 % over the same period in 2005. All other non-interest expenses for the three-month period ended June 30, 2006 increased $128 thousand or 22.3% over the non-interest expenses for the same period ended June 30, 2005. There were no single significant expenses contributing to this increase.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

 Item 1A. Risk Factors

Growth Strategy

Cornerstone intends to continue pursuing a growth strategy for its business through acquisitions and de novo branching. Cornerstone’s prospects must be considered in light of the risks, expenses and difficulties occasionally encountered by financial services companies in growth stages, including maintaining loan quality, maintaining adequate management personnel and information systems to oversee such growth while maintaining adequate controls and compliance functions. Failure to successfully address the growth effectively and efficiently could have a material adverse effect on Cornerstone’s business, future prospects, financial condition or results of operations and could adversely affect Cornerstone’s ability to successfully implement its business strategy.

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

In the case of acquisitions or mergers, the success of integrating the separate operations depends on the ability to consolidate systems, procedures, operations and controls while eliminating redundant costs. Integration difficulties may have an adverse affect on any economic benefits Cornerstone expects to achieve.

Competition

Much of Cornerstone’s recent growth has been focused in the highly competitive Chattanooga metropolitan markets. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in Cornerstone’s primary market areas. Cornerstone’s continued expansion into this market may be impacted if it is unable to meet customer demands or compete effectively with the financial institutions operating in these markets. Cornerstone’s historical accomplishments may not be indicative of future results. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits.

Economic Conditions

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

Liquidity

Cornerstone relies on dividends from the Bank as its primary source of funds. The Bank’s primary source of funds is customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The borrowers’ resources can be adversely affected by changes in economic conditions, adverse trends or events affecting business industry group, reductions in real estate values or markets, natural disasters or international instability. Accordingly, Cornerstone may be required from time to time to rely on secondary sources of liquidity to accommodate any funding needs,. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While Cornerstone believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. Cornerstone may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Credit Risks

The risk of credit losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for credit losses based upon historical experience and regular analysis of the ultimate collectibility of the loan portfolio. Capital could be significantly adversely affected if these assumptions and adjustments in the allowance for loan losses prove to be inadequate to absorb unforeseen losses.

Regulatory

Cornerstone’s growth and expansion plans may be adversely affected by a number of regulatory developments or events. Failure to obtain required regulatory approvals, changes in laws and regulations may prevent or adversely affect Cornerstone’s continued growth and expansion.

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

Loss of Key Employees

Cornerstone depends on the strategies and management services of Gregory B. Jones, its Chairman of the Board and Chief Executive Officer. Although Cornerstone has entered into an employment agreement with him, the loss of Mr. Jones’ services could have a material adverse effect on Cornerstone’s business, results of operations and financial condition. Cornerstone is also dependent on certain other key officers who have important customer relationships or are instrumental to its daily operations. Changes in key personnel and their responsibilities may be disruptive to Cornerstone’s business and could have a material adverse effect on Cornerstone’s business, financial condition and results of operations. Cornerstone believes that its future results will also depend in part upon its attracting and retaining highly skilled and qualified management, sales and marketing personnel.

Interest Rate Fluctuations

Changes in interest rates may affect Cornerstone’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rates are highly sensitive to many factors that are beyond Cornerstone’s control, including general economic conditions and the policies of various governmental and regulatory authorities. Accordingly, changes in interest rates up or down could ultimately affect Cornerstone’s earnings. Changes in the level of interest rates also may negatively affect Cornerstone’s ability to originate real estate loans and may lower the value of Cornerstone’s assets.

Risks of Corporate Buyout

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

The amount of common stock owned by, and other compensation arrangements with, Cornerstone’s officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose. Also, these arrangements with Cornerstone’s senior management provide for significant payments under certain circumstances following a change in control.

Capital Adequacy and Market Fluctuations

Cornerstone is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. While Cornerstone’s capital resources will satisfy its capital requirements for the foreseeable future, Cornerstone may at some point, however, need to raise additional capital to support its continued growth. Cornerstone’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on its financial performance. We cannot assure you of our ability to raise additional capital if needed on terms acceptable to us.

In order to maintain its capital at desired levels or required regulatory levels, or to fund future growth, Cornerstone’s board of directors may decide from time to time to issue additional shares of common stock or securities convertible into, exchangeable for or representing rights to acquire shares of its common stock. The sale of these shares may significantly dilute Cornerstone shareholders’ ownership interest and the per share book value of its common stock. New investors in the future may also have rights, preferences and privileges senior to its current shareholders, which may adversely impact its current shareholders.

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

Ability to Pay Dividends

Cornerstone derives its income solely from dividends on the shares of common stock of the Bank. The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Department of Financial Institutions. In addition, the FRB may impose restrictions on Cornerstone’s ability to pay dividends on its common stock. As a result, Cornerstone cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
(1)	Form 8-K dated January 13, 2006 disclosing a press release related to the fiscal quarter ended December 31, 2005.
(2)	Form 8-K dated February 27, 2006 announcing the declaration of a $0.06 per share quarterly dividend with a record date of March 15, 2006 and a payment date of April 10, 2006.
(3)	Form 8-K dated April 20, 2006 disclosing a press release related to earning results for the fiscal quarter ended march 31, 2006.
(4)	Form 8-K dated June 1, 2006 announcing the declaration of a $0.06 per share quarterly dividend with a record date of June 12, 2006 and a payment date of July 7, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: August 11, 2006	By:	/s/ Gregory B. Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Treasurer

EXHIBIT INDEX

31  Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32  Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.