Form 10-Q
period 2006-09-30
CORNERSTONE BANCSHARES INC
filed 2006-11-09
CIK 1038773

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 3,253,159 shares of Common Stock outstanding as of September 30, 2006.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

	Unaudited
	September 30,	December 31,
ASSETS	2006	2005

Cash and due from banks	$10,688,808	$14,590,499
Federal Funds Sold	16,240,000	-
Total Cash and Due From Banks	26,928,808	14,590,499

Securities available for sale	32,538,739	30,127,486
Securities held to maturity	255,788	322,180
Federal Home Loan Bank stock, at cost	1,313,100	1,033,900
Loans, net of allowance for loan losses of
$4,399,602 at September 30, 2006, and $3,545,042 at
December 31, 2005	282,912,979	262,008,632
Bank premises and equipment, net	5,376,400	7,207,146
Accrued interest receivable	2,082,859	1,739,460
Goodwill and amortizable intangibles	3,269,967	3,376,892
Other assets	6,723,733	3,205,706
Total Assets	$361,402,373	$338,202,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$41,678,654	$42,118,351
Interest-bearing demand deposits	34,648,459	33,080,446
Savings deposits and money market accounts	62,629,684	55,410,928
Time deposits of $100,000 or more	46,552,734	38,707,366
Time deposits of less than $100,000	92,860,015	83,118,799
Total deposits	278,369,546	252,435,890
Federal funds purchased and securites sold under
agreements to repurchase	2,980,800	4,790,737
Federal Home Loan Bank advances	41,000,000	30,000,000
Accrued interest payable	348,702	242,864
Other liabilities	1,838,797	3,676,047
Total Liabilities	324,537,845	291,145,538

Stockholders' Equity
Preferred stock - no par value; 2,000,000 shares
authorized; no shares issued	-	-
Common stock - $1.00 par value; 10,000,000 shares authorized at September 30, 2006, and December 31, 2005;
issued 3,255,924; outstanding 3,253,159 at Setpember 30, 2006,
issued 3,201,334; outstanding 3,200,863 at December 31, 2005	3,253,159	3,200,863
Additional paid-in capital	21,727,064	21,201,903
Retained earnings	12,010,957	8,229,552
Accumulated other comprehensive income	(126,652)	(165,955)
	36,864,528	32,466,363

Total stockholders' equity	36,864,528	32,466,363
Total liabilities and stockholders' equity	$361,402,373	$323,611,901

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

	Unaudited		Unaudited
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$7,022,051	$5,102,644	$19,929,219	$13,631,816
Investment securities	418,497	303,200	1,170,239	883,224
Federal funds sold	77,953	30,663	104,733	83,570
Other earning assets	15,300	1,374	24,818	5,765
Total interest income	7,533,801	5,437,881	21,229,009	14,604,375

INTEREST EXPENSE
Interest bearing demand accounts	113,932	91,369	311,174	238,216
Money market accounts	575,757	282,958	1,517,266	712,245
Savings accounts	18,102	19,899	57,060	52,172
Time deposits of less than $100,000	1,055,168	580,386	2,774,423	1,531,219
Time deposits of more than $100,000	528,067	343,196	1,417,879	781,314
Federal funds purchased	15,555	35,643	224,619	56,153
Securities sold under agreements to repurchase	36,531	16,400	86,134	44,243
Other borrowings	438,243	271,740	986,315	788,678
Total interest expense	2,781,355	1,641,591	7,374,870	4,204,240

Net interest income before provision for loan losses	4,752,446	3,796,290	13,854,139	10,400,135
Provision for loan losses	204,800	349,600	1,057,800	899,600
Net interest income after the provision for loan losses	4,547,646	3,446,690	12,796,339	9,500,535

NONINTEREST INCOME
Service charges	228,441	171,365	635,094	488,655
Other income	189,661	320,383	900,386	575,186
Total noninterest income	418,102	491,748	1,535,480	1,063,841
NONINTEREST EXPENSE
Salaries and employee benefits	1,465,236	1,139,569	4,430,732	3,306,804
Occupancy and equipment expense	281,483	230,874	772,293	657,259
Other operating expense	675,515	599,204	2,018,735	1,767,010
Total noninterest expense	2,422,234	1,969,647	7,221,760	5,731,073
Income before provision for income taxes	2,543,514	1,968,791	7,110,059	4,833,303
Provision for income taxes	997,065	738,000	2,745,323	1,850,500

NET INCOME	$1,546,449	$1,230,791	$4,364,736	$2,982,803

EARNINGS PER COMMON SHARE
Basic net income per common share	$0.48	$0.40	$1.35	$0.99
Diluted net income per common share	$0.45	$0.37	$1.28	$0.90

DIVIDENDS DECLARED PER COMMON SHARE	$0.06	$-	$0.18	$0.08

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

For the nine months ended September 30,

	Unaudited
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,364,736	$2,982,803
Adjustments to reconcile net income
to net cash provided by operating actvities:
Provision for loan losses	1,057,800	899,600
Depreciation and amortization	422,590	258,878
Gain on sale of loans held for sale	(116,979)	-
Net (gain) loss on sale of other real estate and repossessed assets	(26,341)	-
Net (gain) loss on sale of fixed assets	(200,549)	-
Income from investment in unconsolidated subsidiary	(46,451)	-
Compensation expense on stock options	110,944	-
Changes in other operating assets and liabilities:
Accrued interest receivable	(343,399)	(335,836)
Accrued interest payable	105,838	102,249
Other assets and liabilities	(2,665,245)	(107,589)
Net cash provided by operating activities	2,662,944	3,800,105

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equity investment	(3,000,000)	-
Purchase of investment securities: AFS	(3,977,766)	(13,900,263)
Proceeds from security transactions: AFS	1,602,824	10,348,160
Proceeds from security transactions: HTM	66,999	55,619
Purchase of FHLB Stock	(279,200)	(167,200)
Loan originations and principal collections, net	(22,022,147)	(48,577,271)
Proceeds from sale of bank equipment	1,950,435	-
Proceeds from the sale of other real estate	806,906	-
Purchase of bank premises and equipment	(479,587)	(125,546)
Net cash used in investing activities	(25,331,536)	(52,366,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	25,933,656	47,582,861
Net decrease in securities sold under agreements to repurchase	(1,809,937)	8,703,866
Proceeds from Federal Home Loan Bank advances and other borrowings	11,000,000	5,000,000
Dividends paid on common stock	(387,974)	(526,476)
Repurchase of common stock	(62,273)	-
Proceeds from issuance of common stock	333,429	2,222,603
Net cash provided by financing activities	35,006,901	62,982,854

NET INCREASE CASH AND CASH EQUIVALENTS	12,338,309	14,416,458

CASH AND CASH EQUIVALENTS, beginning of period	14,590,499	6,900,054
CASH AND CASH EQUIVALENETS, end of period	$26,928,808	$21,316,511

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for interest	$7,269,032	$4,101,989
Cash paid during the period for taxes	$2,353,663	$1,106,200

The Notes to Consolidated Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the nine months ended September 30, 2006

			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2005		$3,200,863	$21,201,903	$8,229,552	$(165,955)	$32,466,363

Issuance of common stock		54,590	269,252	-	-	323,842
under stock option plans

Tax benefit received from Director's		-	202,012	-	-	202,012
stock option exercise

Employee compensation stock		-	110,944	-	-	110,944
option expense

Net repurchase of common stock		(2,294)	(57,047)	-	-	(59,341)

Dividend - $0.18 per share		-	-	(583,331)	-	(583,331)

Comprehensive income:

Net income	$4,364,736	-	-	4,364,736	-	4,364,736

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
securities available for sale, net of
reclassification adjustment	39,303	-	-	-	39,303	39,303

Total comprehensive income	$4,404,039

BALANCE, September 30, 2006		$3,253,159	$21,727,064	$12,010,957	$(126,652)	$36,864,528

The Notes to Consolidated Finanical Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC.

PRESENTATION OF FINANCIAL INFORMATION

The financial information in this report for September 30, 2006 and September 30, 2005 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2005 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone Bancshares, Inc. (“Cornerstone”) in March of 2006. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

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

For the three and nine months ended September 30, 2006, 61,400 options to purchase common stock are excluded from the dilutive earnings per share calculation because they are anti-dilutive.

Reclassifications

Certain reclassifications have been made to the December 31, 2005 financial statements to conform to the September 30, 2006 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC.

The following computation illustrates the computation for basic and diluted earnings per share for the three month periods ended September 30, 2006 and 2005.

Computation of basic and diluted earnings per share

	Three Months Ended
	September 30,
	2006	2005
Numerator:
Net income available to common shareholders	$1,546,449	$1,230,791

Denominator:
Weighted average common shares outstanding	3,250,815	3,061,399
Effect of potential dilution	161,965	292,433
Diluted Shares	3,412,780	3,353,832

Basic Earnings per share	$0.48	$0.40
Diluted Earnings per share	$0.45	$0.37

The following computation illustrates the computation for basic and diluted earnings per share for the nine month periods ended September 30, 2006 and 2005.

Computation of basic and diluted earnings per share

	Nine Months Ended
	September 30,
	2006	2005
Numerator:
Net income available to common shareholders	$4,364,736	$2,982,803

Denominator:
Weighted average common shares outstanding	3,235,682	3,012,760
Effect of potential dilution	167,434	292,433
Diluted Shares	3,403,116	3,305,193

Basic Earnings per share	$1.35	$0.99
Diluted Earnings per share	$1.28	$0.90

Stock Based Compensation

In the years previous to 2006, Cornerstone accounted for these plans under the recognition and measurement provisions of APB Opinion 25, Accounting for Stock Issued to Employees and the related interpretations, as permitted by the Financial Accounting Standards Board’s (FASB) SFAS No. 123 Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for years prior to 2006. Beginning January 1, 2006, Cornerstone, as required by FASB, adopted the fair value recognition provisions of SFAS No. 123(R) Share-Based Payment using the modified-prospective method. As a result, for the period ended September 30, 2006, the compensation cost charged to earnings related to the vested incentive stock options was approximately $111thousand, which reduced basic earnings per share by $ 0.03 per share.

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

A summary of the status of this plan is presented in the following table:

		Weighted Average	Weighted Average	Aggregate Intrinsic Value
	Number	Exercise Price	Contractual Term	( in thousands)

Outstanding December 31, 2005	45,000	$7.59
Options granted	20,000	26.50
Options forfeited	-
Options exercised	(31,500)	5.00

Outstanding, September 30, 2006	33,500	$21.22	8.7 years	$186

Exercisable at September 30, 2006	11,250	$12.39	7.6 years	$134

A summary of the status of Cornerstone’s non-vested shares as of December 31, 2005 and changes during the nine months ended September 30, 2006 is presented as follows:

		Weighted Average
Nonvested Shares	Number	Grant Date Fair Value

Nonvested, December 31, 2005	9,000	$14.67

Granted	20,000	$26.50

Vested	(6,750)	$13.40

Forfeited	0	$0.00

Nonvested, September 30, 2006	22,250	$25.69

The weighted-average grant date fair value per share of options granted through September 30, 2006 was $6.40. As of September 30, 2006, there was $143 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.3 years. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $637 thousand. The total fair value of shares vested during the nine months ended September 30, 2006 was $181 thousand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC

Employees Stock Option Plan:

As of September 30, 2006, Cornerstone has two stock options plans, the 1996 Cornerstone Statutory and Non-statutory Stock Option Plan and the 2002 Long-Term Incentive Plan under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase shares of Cornerstone’s common stock. The plans are administered by the Cornerstone Human Resource Committee which selects persons eligible to receive awards and determines the number of options subject to each award. Under the incentive option plan, the awards vest 30% on each of the second and third anniversaries of the grant date and 40% on the fourth anniversary. During 2006, Cornerstone granted 41,400 shares with an exercise price of $26.50 per share which was the fair value of the stock at the grant date.

A summary of the status of this plan is presented in the following table:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic Value
	Number	Exercise Price	Contractual Term	( in thousands)

Outstanding December 31, 2005	316,250	$9.29
Options granted	41,400	26.50
Options forfeited	-
Options exercised	(23,090)	7.08

Outstanding, September 30, 2006	334,560	$16.92	6.4 years	$5,089

Exercisable at September 30, 2006	183,776	$7.42	5 years	$3,558

A summary of the status of Cornerstone’s non-vested shares as of December 31, 2005 and changes during the nine months ended September 30, 2006 is presented as follows:

		Weighted Average
Nonvested Shares	Number	Grant Date Fair Value

Nonvested, December 31, 2005	165,800	$11.41

Granted	41,400	$26.50

Vested	(56,416)	$8.57

Forfeited	0	$0.00

Nonvested, September 30, 2006	150,784	$16.63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC.

The weighted average grant date fair value per share of options granted through September 30, 2006 was $6.40. As of September 30, 2006, there was $631 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.13years. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $419 thousand. The total fair value of shares vested during the nine months ended September 30, 2006 was $1,511 thousand.

The fair value of each options grant is estimated on the date of grant using the Black-Scholes Merton option-pricing model with the following weighted-average assumptions:

	September 30, 2006	December 31, 2005
Dividend yield	0.98%	0.98%
Expected life	6.55 years	6.9 years
Expected volatility	11.13%	11.80%
Risk-free interest rate	5.11%	4.19%

For comparability of September 30, 2006 income statement information to the September 30, 2005 income statement, the following table illustrates the effect on net income and earnings per share if Cornerstone had applied during 2005, the fair value recognition provisions of SFAS No. 123 (R) Accounting for Stock- Based Compensation to stock-based compensation.

Nine months ended
September 30, 2005
Net Income, as reported	$2,982,803

Deduct: Total Stock-based employee
compensation expense determined under
fair value method for all awards, net of
the related tax effects	($54,048)

Pro Forma Net Income	$2,928,755

Earnings Per Share:
Basic-as reported	$0.99
Basic-pro forma	$0.97
Diluted-as reported	$0.90
Diluted-pro forma	$0.89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CORNERSTONE BANCSHARES, INC.

Off-Balance Sheet Arrangements

The Bank, in the normal course of business, is a party to financial instruments with off-balance sheet risks to meet the financing needs of its customers. These financial instruments include standby letters of credit, which are contingent liabilities issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit totaled $2,455,424 as of September 30, 2006. Unfunded commitments to extend credit totaled $58,734,374 as of September 30, 2006.The Bank’s potential credit exposure for the financial instruments is represented by their contractual amounts, and collateral, if any, is held based on the credit evaluation of the customer. The Bank does not anticipate any significant losses as a result of the commitments under standby letters of credit and un-disbursed loan commitments.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Cornerstone Bancshares, Inc. (“Cornerstone”) is a bank holding company and the parent of Cornerstone Community Bank, (the “Bank”) a Tennessee banking corporation, and Eagle Financial, Inc., (“Eagle”), an accounts receivable financing company that operates in and around Hamilton County, Tennessee. The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts, and interest and dividends collected on other investments.  The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses, and other overhead expenses. Eagle’s principal source of income is revenue received from the purchase of receivables. Expenses are related to employee compensation and benefits, office and overhead expenses.

The following discussion and analysis sets forth the major factors that affect Cornerstone’s results of operations and financial condition reflected in the unaudited financial statements for the three and nine month periods ended September 30, 2006 and 2005. This discussion and analysis should be read in conjunction with Cornerstone’s Consolidated Financial Statements contained herein and notes attached thereto.

Overview

As of September 30, 2006 Cornerstone had total consolidated assets of $361.4 million, total loans of $282.9 million, total deposits of $278.4 million and stockholders equity of $36.9 million. Net income for the three month and nine month periods ended September 30, 2006 was $1,546,448 and $4,364,736 respectively. Basic and diluted earnings per share for the nine month period ended September 30, 2006 was $1.35 and $1.28 on 3.2 million and 3.4 million shares respectively.

Financial Condition

Earning Assets.

Earning assets for the nine month period ended September 30, 2006, increased by $39.8 million, or 13.6% compared to December 31, 2005. Asset growth is directly related to deposit growth and funds available to invest. Large balance money market accounts and growth in the time deposit products allowed the Bank to increase investments in areas such as Federal Funds.

Loan Portfolio.

During the nine month period ended September 20, 2006, the Bank's loan portfolio grew $21 million, or 7.96% compared to December 31, 2005. Eagle’s loan portfolio grew $807 or 32.8% during the same nine month period. Cornerstone anticipates loan growth to remain consistent throughout the last quarter of 2006. The major portion of the growth is in commercial real estate and commercial and industrial (“C&I”) loans. The C&I loans are collateralized generally by accounts receivable and inventory. Commercial real estate loans contributed $9.3 million or 6.0% to the overall growth, C&I loans increased $11.3 million or 13.4%. Consumer loans remained stable throughout the year. Commercial real estate loans were primarily construction and land development which represent approximately 17% of the loan portfolio.

The Bank’s lending staff continues to be successful in attracting new loans and selling participations to banks outside of the Bank’s market area. As in previous quarters, these efforts provided an avenue for increased interest and fee income and allowed the opportunity to pursue new and cultivate existing deposit accounts relative to these loans. During the quarter, the Bank added a senior level lender who will focus on growth in the loan portfolio and attracting new deposits in the current market area. Additionally, the Bank also hired a senior relationship manager who will be concentrating on the further development and expansion of the Bank’s market presence in the North Georgia area. During the remainder of 2006, and the first quarter of 2007, the Bank plans to continue to add highly trained staff and personnel to adequately support the growth. Management also anticipates Eagle to positively impact net earnings as it continues to grow its loan volume.

Asset Quality

On the qualitative side, the Bank’s asset quality remained at the above average level, which is quantified by the Bank’s 0.38 % non-performing asset ratio (non-performing loans plus repossessed and foreclosed assets to net loans outstanding). The Bank's policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. The details are discussed under “Non-Performing Assets” listed in sections following.

Investment Portfolio.

The Bank's securities portfolio and Federal Funds sold increased by 59.9 % or $18.9 million for the nine months ended September 30, 2006 compared to December 31, 2005. The increase was largely due to increases in large balance money market accounts which allowed the Bank to increase its investment in Federal Funds (“Fed Funds”) by $16.2 million. The overnight investment in Fed Funds offset the volatility in these accounts while allowing the Bank to maximize the yield on the investment. The securities portfolio grew $2.6 million or 8.3%. The largest increase was $3.9 million in Federal Agency securities. During the quarter, the collateralized mortgage obligation securities continued to pay down, averaging approximately $100 thousand per month.

With current market conditions, bank management believes the existing level of $ 34.1 million in total investment securities is appropriate and intends to increase the portfolio cautiously. The Bank expects to maintain an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include, in order of priority, gap management, liquidity, pledging, return, and local community support. The Bank maintains two classifications of investment securities: "Held to Maturity" (HTM) and "Available for Sale" (AFS). The "Available for Sale" securities are carried at fair market value, whereas "Held to Maturity" securities are carried at book value. Net unrealized losses in the "Available for Sale" portfolio totaled to $192 thousand and $251 thousand at September 30, 2006 and December 31, 2005, respectively.

Fixed assets

The Bank is currently in the process of upgrading its check processing center and installing new equipment to manage various processes that are required by federal regulations. In order to maximize effectiveness and efficiencies, during the first quarter of 2007, the Bank intends to implement a Bank Secrecy Act Anti-Money Laundering Management System (“BAM”), to manage monitoring and reporting of high risk transactions. Also, during the last quarter of 2006 and the first quarter of 2007, the Bank intends to add technology that will enhance the disaster recovery capabilities of the organization. This added expense will be capitalized and amortized over the functional lives of the assets. Total costs of these upgrades and additions will be approximately $250 thousand.

Deposits.

The Bank's deposits increased by $25.9 million or 10.3 % for the nine month period ended September 30, 2006 compared to December 30, 2005. During the quarter, the Bank launched successful campaigns to raise funds by offering several certificate of deposit specials. The majority of the deposit growth from 2005 was attributed to the $26.3 million increase in money market and time accounts. Money market accounts increased $8.2 million or 17.2% from December 31, 2005. Management intends to continue focusing its efforts on attracting large balance money market accounts and expects certificates of deposits to increase over the remainder of 2006 as loan growth continues. Also, the Bank will begin to utilize software technology to capture deposits allowing the Bank to offer various deposit products to other market areas, including growth with electronic funds transactions.

Stockholder’s Equity.

Stockholders' equity increased $4.4 million or 13.5% for the nine months ended September 30, 2006 compared to the year ended December 31, 2005. Equity increased due to our earnings growth, exercise of options, and the related tax benefits thereof.

Liquidity and Capital Resources.

As of September 30, 2006 the Bank had $41 million of Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings secured by a lien on its one to four family residential mortgage and commercial real estate loan portfolio. These borrowings consisted of $26 million designed with maturities of 10 years with call and put options after a stated conversion date; $15 million is overnight borrowings to use as a source of short term funding as needed. Management believes that FHLB borrowings provide an inexpensive method to reduce interest rate risks by obtaining longer term liabilities to match the typically longer term assets the Bank has on its balance sheet that are usually below the cost of certificates of deposit. The overnight borrowing provides a source of funds for short term shifts in deposit balances. Additionally, the Bank maintains unsecured federal funds lines in the aggregate amount of $37 million under which it can borrow to meet short-term liquidity needs.

During the nine month period ended September 30, 2006, management reduced the Bank’s asset sensitivity in anticipation of an ending of the Federal Reserve rate increases. This sensitivity made a positive impact on Cornerstone’s earnings in the rising rate environment. However, management believes for the remainder of 2006 the Bank will reposition the Balance Sheet to a more neutral position. Cornerstone’s Asset/Liability Committee (“ALCO”), comprised of senior management and members of the Board of Directors, is responsible for sensitivity risk management. The committee utilizes a static gap model and income simulation reports to monitor exposure to equity and income in changing rate environments.

Through the third quarter of 2006, the Bank continued to work on expanding its manpower and capital capacity to provide exceptional customer service in the rapidly growing environment. The Bank is determined to continue to add highly qualified commercial relationship managers as they become available in its market and build the appropriate operational staff to enable them.

The Bank, pursuant to its strategic plan, intends to continue to focus on providing a competitive footprint (convenient branches) to the Chattanooga Metropolitan Statistical Area allowing it to compete with the three major regional banks located in the area. The Bank also intends to focus its efforts in the suburb branch network, while offering a downtown Chattanooga location for the convenience of our customers in that area. It is also intended that special emphasis will be placed on providing services specifically targeted to small businesses and individual customers. Additionally, the Bank hired a senior relationship manager who will concentrate in the North Georgia market to offer an asset based loan product.

During the first quarter of 2006, the Bank invested $3 million into a 24.99% ownership of the Appalachian Fund for Growth, II, LLC. The LLC was created to fund $12 million of New Market Investment Tax Credits with a seven year life span awarded by the U.S. Treasury Department to encourage investment in economic development projects in low to moderate income census tracts. The Bank joined three other Tennessee Banks and plans to assist the LLC with the underwriting of the loans and expects the funds to be deployed prior to the end of 2006. For their efforts the banks will receive tax credits for seven years. As of September 30, 2006, several loans were under evaluation and one loan should close before year end.

Results of Operations

Cornerstone’s total consolidated assets as of September 30, 2006 increased $37.8 million or 11.7% from December 31, 2005. Net income for the three month period ended September 30, 2006 was $1,546,499 or $0.48 basic earnings per share, compared to $1,230,791, or $0.40 basic earnings per share for the same period in 2005. For the nine month period ended September 30, 2006 Cornerstone’s net income was $4,364,736 or $1.35 basic earnings per share (“EPS”) compared to$2,982,803 or $0.99 basic EPS for the same period ended September 30, 2005.

The total number of outstanding shares as of the end of the third quarter ended September 30, 2006 was 3,253,159 compared to 3,200,863, an increase of 52,296 or 1.6% from December 31, 2005. Stockholders' equity increased $4.4 million or 13.5% for the nine months ended September 30, 2006 compared to the year ended December 31, 2005. Equity increased due to our organic growth, fee income and exercise of options and the related tax benefits thereof.

Overall, deposits grew $25.9 million or 10.3% during the first nine months of 2006. The Bank offered several Certificates of Deposit (“CDs”) specials throughout the period increasing time deposits $17.6 million or 14.4%. Non-interest bearing checking accounts decreased $440 thousand or 1.0% and interest bearing checking accounts increased $1.6 million or 4.7%. The Bank continues to focus on attracting transaction accounts that should allow the Bank to maintain its above peer average net interest margin. Bank management selects longer-term maturities to reduce its general interest rate risk, and utilizes its federal funds lines of credit as an inexpensive source of funds. Deposits related to the increased electronic fund transactions also attributed to the increased overall deposit ratios.

The following table summarizes the components of income and expense and the changes in those components for the three and nine month periods ended September 30, 2006 compared to the same periods ended September 30, 2005.

	For the three months		Change from		For the nine months		Change from
	Ended September 30,		the prior year		Ended September 30,		the prior year
	2006	2005	Amount	%	2006	2005	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)

Interest income	$7,534	$5,438	$2,096	2.1%	$21,229	$14,604	$6,625	2.0%
Interest expense	2,781	1,642	1,140	69.4%	7,375	4,204	3,171	75.4%
Net interest income before provision for loan loss	4,752	3,796	956	25.2%	13,854	10,400	3,454	33.2%
Provision for Loan Loss	205	350	(145)	41.4%	1,058	900	158	17.6%
Net interest income after provision for loan loss	4,548	3,447	1,101	31.9%	12,796	9,501	3,296	34.7%

Total noninterest income	418	492	(74)	15.0%	1,535	1,064	472	44.3%
Total noninterest expense	2,422	1,970	453	23.0%	7,222	5,731	1,491	26.0%

Income before provision for income taxes	2,544	1,969	575	29.2%	7,110	4,833	2,277	47.1%
Provision for income taxes	997	738	259	35.1%	2,745	1,851	895	48.4%
NET INCOME	$1,546	$1,231	$316	25.6%	$4,365	$2,983	$1,382	46.3%

Net Interest Income.

 Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

The increase in net interest income before loan loss provision for the three and nine month periods ended September 30, 2006 was $956 thousand and $3.5 million, or 25.2% and 33.2% respectively compared to the same periods ended September 30, 2005.

Interest income for the three months ended September 30, 2006 grew $2.1 million or 2.1% from the same period ended September 30, 2005. Interest income for the nine months ended September 30, 2006 was $6.6 million or 2.0% over the same period of 2005. The increase was due to the $16 million invested in Fed Funds during the quarter and the $21 million or 7.96% increase in the loan portfolio. The yield on the loan portfolio for the nine months ended September 30, 2006 was 9.51% compared to 7.99% for the same period ended September 30, 2005. Rate increases by the Federal Reserve, and increased volume and fees received from the participation of loans provided the majority of the additional income. The yield on Fed Funds sold was 4.86% compared to 2.97% for the nine month periods ended September 30, 2006 and 2005 respectively. The Bank’s lending staff continued to focus their expertise on commercial real estate, C&I and asset based loans, and anticipates this area to continue its pace throughout the remainder of 2006. As previously mentioned, the Bank also added highly qualified staff to expand lending opportunities to the existing customer base and develop new relationships. With the mix and volume changes and the Federal Reserve Bank’s continued rate adjustments through the first quarter of the year, yields on earning assets increased 139 basis points to 8.9 % for the period ended September 30, 2006 compared to 7.51% for the same period ended September 30, 2005.

As the deposit mix changed and market demands moved rates upward, interest expense also increased $1.1 million or 69.4% and $3.2 million or 75.4% for the three and nine month periods ended September 30, 2006 compared to the same periods ended September 30, 2005 respectively. Overall rate increases added to the additional expense, with the largest being in money market accounts, followed by interest expense related to overnight repurchase agreements. The large balance money market accounts are volatile accounts whose balances fluctuate throughout the month. As the balances are reduced, funding for investment purposes must be offset with Fed Funds borrowing, which also increases interest expense.

Interest expense on interest bearing liabilities increased to 3.71% for the nine month period ended September 30, 2006 compared to 2.63% for the nine month period ended 2005. Cost of funds changed from 2.11% to 3.15% for the nine months ended September 30, 2005 and 2006 respectively.

Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) increased from 4.88 % for the nine month period ended September 30, 2005 to 5.19% for the same period ended September 30, 2006. This ratio measures the difference between the average yield on earning assets and the average cost of interest bearing liabilities. As previously mentioned, additional investments in Fed Funds sold contributed to the increase.

The net interest margin is one ratio management uses to gauge the success of investing non-interest bearing deposits into earning assets. For the nine months ended September 30, 2006, the net interest margin on a tax equivalent basis was 5.82% compared to 5.36% for the same period of 2005. During the remainder of 2006, management anticipates the net interest margin to decrease gradually as the Federal Reserve discontinues its rate adjustments. Several factors drive this ratio and the margin could decrease if the Federal Reserve begins to adjust rates downward.

The measure the Bank and many other financial institutions use to measure this interest rate sensitivity is a GAP report. The report determines the amount of difference between repricing assets and liabilities over a period of time. The period most commonly used by financial institutions is the one year cumulative GAP. Currently the Bank’s balance sheet structure is considered asset sensitive, which means the assets will reprice faster than liabilities. As of September 30, 2006, the Bank’s one year cumulative GAP was 9.55%. This change was largely due to the $15 million short term borrowings from FHLB mentioned in previous sections.

Management plans to actively manage the balance sheet and during the remainder of 2006 to reduce the asset sensitivity of the Bank to a more neutral position that would not negatively impact earnings if short term interest rates started a downward turn. Plans to accomplish this will be to lengthen the securities portfolio maturities and moving the loan portfolio to a more fixed rate environment.

Non-interest Income.

Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of residential mortgage loans are included in non-interest income. During the nine months ended September 30, 2006, total non-interest income increased $470 thousand or 44.1% compared with the nine month period ended September 30, 2005. Increased electronic payment transactions such as wires, Automated Clearing House (“ACH”) transactions, and payroll card processing had a positive impact adding $107 thousand to the income growth for the nine month period ended September 30, 2006 over the same period ended September 30, 2005. Management anticipates the electronic payment processing to expand this area as new products and services are added. As previously reported during the second quarter, the gain related to the sale of fixed assets leased to a third party attributed $209 thousand to the total income reported for the nine month period ended September 30, 2006. Management considers this a non-recurring event. Without this gain, the increase would be $263 thousand or 24.7% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

During the three month periods ended September 30, 2006 and 2005, the non-interest income was $418 thousand and $492 thousand respectively, or 15.0% less in non-interest income. The reduction was primarily attributed to the sale of the aforementioned fixed assets leased to a third party.

The following table presents the components of non-interest income for the three and nine months ended September 30, 2006 as compared to September 30, 2005

NONINTEREST INCOME	Three Months			Nine months
	Ended September 30%			Ended September 30%
	2006	2005	Change	2006	2005	Change
Service charges on deposits	$228	$171	33.33%	$635	$489	29.86%
Other fee income	103	201	-48.76%	374	463	-19.22%
Other income	87	120	-27.50%	526	113	365.49%
TOTAL	$418	$492	-15.04%	$1,535	$1,065	44.13%

Non-interest Expense.

 Non-interest expense for the three and nine month periods ended September 30, 2006 increased by $453 thousand or 23.0% and $1.5 million or 26.0% respectively, compared to the same periods in 2005. Salaries and employee benefit expenses represented the majority of the additional expense, and are attributed to the increased administrative lending and other operational staff to support the needs of an expanding financial institution. Additionally, normal pay increases and the addition of compensation expense relating to the staffing of Eagle, which was purchased in December 2005, have contributed to this increase. Increases in total occupancy and equipment expense for the three month and nine months were minimal. The increased rent and janitorial services costs were related to space expansion. However, these costs were offset by savings in maintenance and other occupancy expenses. The space was necessary to accommodate the additional operational staff necessary for proper infrastructure to support Cornerstone’s growth. All other non-interest expenses for the three and nine month periods ended September 30, 2006 increased $79 thousand and $344 thousand over the non-interest expenses for the same periods ended September 30, 2005. Amortization expense of the intangible asset related to the purchase of Eagle was $122 thousand of the increases.

During the last quarter of 2006, the Bank should complete the move of the Fountain Square office from its current location to a new location closer to the downtown area. Certain costs related to the move and the renovation will increase non-interest expenses during the last quarter of 2006 and the first quarter of 2007. Additionally, until the move is completed, the Bank will incur rent expense in both locations. The move is expected to be completed by mid to late November, 2006 and management anticipates the new location will offer the Bank additional opportunities for greater presence in the downtown market.

The following table presents the components of non-interest expense for the three and nine months ended September 30, 2006 as compared to September 30, 2005.

NONINTEREST EXPENSE	Three Months			Nine months
	Ended September 30%			Ended September 30%
	2006	2005	Change	2006	2005	Change
Salaries and benefits	$1,465	$1,140	28.51%	$4,431	$3,306	34.03%
Net occupancy expense	148	138	7.25%	444	379	17.15%
Furniture & Equipment	133	117	13.68%	402	379	6.07%
Other Operating Expense	677	575	17.74%	1,944	1,667	16.62%
TOTAL	$2,423	$1,970	22.99%	$7,221	$5,731	26.00%

The following table summarizes net interest income and average yields and rates paid for the three months ended September 30, 2006 and 2005.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Average Balance Sheets
Interest Income / Expense and Yield Rates
Taxable equivalent basis
(in thousands)

	Three months ended
	September 30,
		2006			2005
Assets	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Loans, net of unearned income	$287,354	$7,022	9.70%	$245,014	$5,103	8.26%
Investment securities	37,078	418	4.63%	29,000	303	4.30%
Other earning assets	6,408	94	5.82%	3,092	32	4.11%
Total earning assets	330,840	7,534	9.05%	277,106	5,438	7.80%
Allowance for loan losses	(4,328)			(3,103)
Cash and other assets	22,996			20,364
TOTAL ASSETS	349,508			294,367

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$33,974	$114	1.33%	$35,873	$91	1.01%
Savings deposits	7,141	18	1.00%	7,824	20	1.01%
MMDA's	50,910	576	4.49%	39,550	283	2.84%
Time deposits under $100,000	92,220	1,055	4.54%	72,295	580	3.18%
Time deposits of $100,000 or more	43,945	528	4.77%	33,367	343	4.08%
Federal funds and securities sold under
agreements to repurchase	5,708	53	3.68%	7,125	52	2.90%
Other borrowings	41,000	437	4.23%	32,000	273	3.38%
Total interest bearing liabilities	274,898	2,781	4.01%	228,034	1,642	2.86%
		$4,753			$3,796
Noninterest bearing demand deposits	35,752			35,371
Accrued expenses and other liabilities	2,499			2,061
Stockholders' equity	36,359			28,901
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	349,508			294,367

Net interest margin on earning assets			5.72%			5.45%

Net interest spread on earning assets			5.04%			4.94%

The following table summarizes net interest income and average yields and rates paid for the nine month periods ended September 30, 2006 and 2005.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Average Balance Sheets
Interest Income / Expense and Yield Rates
Taxable equivalent basis
(in thousands)

	Nine months ended
	September 30,
		2006			2005
Assets	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Loans, net of unearned income	$280,166	$19,929	9.51%	$228,142	$13,632	7.99%
Investment securities	35,936	1,170	4.50%	28,634	883	4.27%
Other earning assets	2,881	129	5.99%	3,759	89	3.17%
Total earning assets	318,983	21,228	8.90%	260,535	14,604	7.50%
Allowance for loan losses	(4,003)			(2,913)
Cash and other assets	23,922			19,330
TOTAL ASSETS	338,902			276,952

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$34,889	$311	1.19%	$34,033	$238	0.93%
Savings deposits	7,594	57	1.00%	7,797	52	0.89%
MMDA's	49,487	1,517	4.10%	36,263	712	2.63%
Time deposits under $100,000	87,106	2,774	4.26%	67,802	1,531	3.02%
Time deposits of $100,000 or more	42,799	1,418	4.43%	30,625	781	3.41%
Federal funds and securities sold under
agreements to repurchase	9,745	311	4.27%	6,409	104	2.17%
Other borrowings	33,971	986	3.88%	30,919	786	3.40%
Total interest bearing liabilities	265,591	7,374	3.71%	213,848	4,204	2.63%
		$13,854			$10,400
Noninterest bearing demand deposits	36,139			33,853
Accrued expenses and other liabilities	2,255			1,765
Stockholders' equity	34,917			27,486
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	338,902			276,952

Net interest margin on earning assets			5.81%			5.34%

Net interest spread on earning assets			5.19%			4.87%

Allowance for Loan Losses.

The allowance for loan losses represents Cornerstone’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the $4.4 million allowance for loan losses as of September 30, 2006 reflects the full known extent of credit exposure. During the nine month period ended September 30, 2006, Cornerstone accrued $1.1 million to the provision for loan losses compared to $900 thousand during the same period of 2005. In prior periods, management raised the loan loss allowance to approximately 1.50% as a percentage of outstanding loans due primarily to two loans that were past due in excess of $5 million. One loan paid in full prior to third quarter end 2006, the second loan representing $3 million paid subsequent to the quarter end. The remaining loan represented a material risk to the allowance, and justified maintaining the level of loan loss allowance to 1.5% as of September 30, 2006. Due to this change in asset quality the Bank anticipates reducing the loan loss allowance as a percentage of outstanding loans over the next quarter. Although the Bank performs prudent credit underwriting, no assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future. On a quarterly basis, the Credit Administration Department evaluates the adequacy of the loan loss allowances and based on these findings, the Bank may adjust the provision expense accordingly.

	2006			2005
Quarter Ending	September 30	June 30	March 31	December 31	September 30

Balance at beginning of period	4,284,585	3,891,711	3,545,042	3,275,486	3,054,841
Loans charged-off	(99,193)	(94,342)	(70,476)	(239,781)	(137,197)
Loans recovered	9,410	12,216	39,145	7,337	8,242
Net charge-offs (recoveries)	89,783	82,126	31,331	232,444	128,955
Provision for loan losses charged
To expense	204,800	475,000	378,000	502,000	349,600
Balance at end of period	4,399,602	4,284,585	3,891,711	3,545,042	3,275,486

Allowance for loan losses as a
Percentage of average loans
outstanding for the period	1.531%	1.523%	1.499%	1.365%	1.321%

Allowance for loan losses as a
percentage of nonperforming assets
And loans 90 days past due
outstanding for the period	404.747%	373.547%	118.507%	233.923%	310.422%

Annualized QTD net charge-offs as
A percentage of average loans
outstanding for the period	0.124%	0.118%	0.047%	0.158%	0.206%

Annualized YTD net charge-offs as	0.097%	0.083%	0.047%	0.221%	0.170%
A percentage of average loans
outstanding for the period

YTD Average Outstanding Loans	280,166,000	276,512,000	271,650,000	236,108,032	228,142,004

QTD Average Outstanding Loans	287,354,000	281,320,890	271,650,000	259,746,354	247,938,155

Nonperforming assets and	1,087,000	1,147,000	3,436,082	1,515,473	1,055,173
loans 90 days past due

The following table summarizes the changes in the allowance for loan loss on a quarterly basis over the past twelve (12) month period ended September 30, 2006.

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

The Bank had the following non-performing assets:

As of September 30, 2006

Loans past due greater than ninety (90) days and still accruing	$0
Non-accrual loans	$1,023,776
Repossessed assets	$0
Foreclosed properties	$62,700

As of December 31, 2005:

Loans past due greater than ninety (90) days and still accruing	$0
Non-accrual loans	$734,837
Repossessed assets	$4,500
Foreclosed properties	$776,136

The decline in the non-performing assets since December 31, 2005 reflects the Bank’s enhanced collection efforts and procedures. As of September 30, 2006, foreclosed properties consisted of one parcel of land, and the Bank owned no repossessed assets. The majority of the loans on non-accrual are collateralized with real estate.

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

Cornerstone cannot predict the effect, if any, that future sales of its common stock in the market, or availability of shares of its common stock for sale in the market, will have on the market price of Cornerstone’s common stock. The market price of Cornerstone’s common stock may fluctuate in the future, and these fluctuations may be unrelated to its performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Cornerstone cannot say with any certainty when a more active and liquid trading market for its common stock will develop or be sustained. Because of this, Cornerstone’s shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit Number	Description

	31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
	(1)	Form 8-K dated June 1, 2006 announcing the declaration of a $0.06 per share quarterly dividend with a record date of June 12, 2006 and a payment date of July 7, 2006.
	(2)	Form 8-K dated July 14, 2006 disclosing a press release related to the fiscal quarter ended June 30, 2006.
	(3)	Form 8-K dated September 1, 2006 announcing the declaration of a $0.06 per share quarterly dividend with a record d ate of September 15, 2006 and a payment date of October 6, 2006.
	(4)	Form 8-K dated October 13, 2006 disclosing a press release related to the fiscal quarter ended September 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: November 9, 2006	By:	/s/ Gregory B. Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

Date: November 9, 2006		/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Treasurer

EXHIBIT INDEX

31  Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32  Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
____________________