Form 10-K
period 2006-12-31
CORNERSTONE BANCSHARES INC
filed 2007-03-28
CIK 1038773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 000-30497

(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1173944
(State of Incorporation)	(IRS Employer Identification No.)

835 Georgia Avenue,
Chattanooga, TN 37402

(Address of Principal Executive Offices)(Zip Code)

(423) 385-3000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value

Indicate by check mark if Registrant is a well known seasoned issuer, as defined in Rule 405 of the of the Securities Act. Yes ☐  No ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2006 was $61 million. The market value calculation was determined using the closing sale price of the Registrant’s common stock on June 30, 2006, as reported on the Over the Counter (“OTC”) Bulletin Board. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the Registrant. As of the close of business on February 15, 2007 there were 6,511,848 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Proxy Statement for 2007 Annual Meeting of Shareholders. (Part III)

CORNERSTONE BANCSHARES, INC.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2007

i

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

PART I

Item 1. Description of Business

Business Development

Cornerstone Bancshares, Inc. (“Cornerstone” or the “Company”) was incorporated on September 19, 1983 under the laws of the State of Tennessee and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was formerly known as East Ridge Bancshares, Inc. It has two wholly-owned subsidiaries: Cornerstone Community Bank, a Tennessee banking corporation (the “Bank”), resulted from the merger of The Bank of East Ridge and Cornerstone Community Bank effective October 15, 1997, and Eagle Financial Inc., a Tennessee corporation (“Eagle”), created December 1, 2005 with the assets acquired from Eagle Financial, LLC, a Tennessee limited liability company, and Eagle Funding, LLC, a Nevada limited liability company.

Business of the Company

The Company

The primary activity of the Company currently is, and is expected to remain for the foreseeable future, the ownership and operation of the Bank. As a bank holding company, the Company intends to facilitate the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws. The holding company structure also affords additional flexibility in terms of capital formation and financing opportunities.

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

The Bank

The Bank is a Tennessee-chartered commercial bank established in 1985 which has its principal executive offices in Chattanooga, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, consumer loans and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in obligations of the U.S. Government, U.S. Government agencies, various states and their political subdivisions. In addition to deposits, sources of funds for the Bank loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.

At December 31, 2006, the Bank had 5 full-service banking offices located in Hamilton County, Tennessee.

On January 31, 2007, the Bank established banking services in Dalton, Georgia with the opening of its first Loan Production Office. The new office which is located in Whitfield County, Georgia expanded the Bank’s presence in North Georgia and represents the Bank’s first effort to service North West Georgia.

Eagle

Eagle’s business concentrates on the purchase of account receivables from small businesses and commercial loan placement on a conduit basis. The principal sources of Eagle’s income are fees derived from the collection of accounts receivable and fees generated from the placement of loans with conduit financial institutions. Eagle’s principal expenses are interest paid on borrowings, employee compensation and benefits, office expenses and other overhead expenses.

Employees

As of February 15, 2007, the Company and the Bank collectively had 102 full-time equivalent employees of whom 98 are full-time, and 9 are part-time. The employees are not represented by a collective bargaining unit. The Company and the Bank believe that their relationships with their employees are good.

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

Based on total deposits of approximately $275,817,000 at December 31, 2006, the Bank represents 3.61% of the deposit base in the Chattanooga, Tennessee-Georgia Metropolitan Statistical Area (“Chattanooga MSA”). Three major regional banks represent approximately 60% of the deposits in the Chattanooga MSA. These larger financial institutions have greater resources and higher lending limits than the Bank, and each of the three institutions has over 20 branches in the Chattanooga MSA. There are several credit unions located in Hamilton County. Since credit unions are not subject to income taxes in the way commercial banks are, credit unions have an advantage in offering competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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

Insurance of Deposit Accounts

Deposits of the Bank are insured by the FDIC to a maximum of $100,000 for each insured depositor (higher limits apply to certain retirement plans) through the BIF, one of the two deposit insurance funds established by federal law. As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions (institutions insured by the FDIC hereinafter are referred to as “insured institutions”). Any insured institution which does not operate in accordance with or conform to FDIC regulations, policies and directives, may be sanctioned for non-compliance. For example, proceedings may be instituted against an insured institution if the institution or any director, officer or employee thereof engages in unsafe and unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. If insurance of accounts is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination. The FDIC recommends an annual audit by independent accountants and also periodically makes its own examinations of the Bank. The FDIC may revalue assets of an institution, based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such reevaluation and the book value of the assets.

On September 15, 1992, the FDIC approved final regulations adopting a risk-related deposit insurance system. The risk-related regulations, which became effective January 1, 1993, resulted in a significant spread between the highest and lowest deposit insurance premiums. Under the risk-related insurance regulations, each insured depository institution is assigned to one of three risk classifications: “well capitalized,” “adequately capitalized,” or “under capitalized.”  Within each risk classification, there are three subgroups. Each insured depository institution is assigned to one of these subgroups within its risk classification based upon supervisory evaluations submitted to the FDIC by the institution’s primary federal regulator. Depending upon a BIF member’s risk classification and subgroup, applicable regulations provide that its deposit insurance premium may be as low as 0.004% of insured deposits or as high as .31% of insured deposits. Additionally, because the BIF has exceeded its designated reserve ratio, the FDIC has now reduced to zero the assessment rate that is applicable to the most highly rated BIF members. The Bank has been notified that, based on its risk classification and supervisory subgroup, its BIF assessment rate is 0.004% of insured deposits for the period from January 1, to December 31, 2006. This is the most favorable assessment rate applicable to insured institutions. In addition, the Deposit Insurance Funds Act of 1998 (DIFA) requires that a Financing Corporation (“FICO”) assessment be paid by the Bank. The annual FICO assessment rate for banks is presently 0.0124% of deposits. The Bank paid $31,222 in assessments during the year ended December 31, 2006.

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

The Bank had Tier 1 capital of $31.6 million or 9.36% of total year to date average assets as of December 31, 2006 compared to Tier 1 capital of $26.0 million or 9.20% of total year to date average assets as of December 31, 2005.

Certain provisions of the Federal Reserve Act, made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act (“FDIA”) (12 U.S.C. §1828(j)) and administered with respect to the Bank by the FDIC, establish standards for the terms of, limit the amount of, and establish collateral requirements with respect to any loans or extensions of credit to, and investments in, affiliates by the Bank as well as set arms length criteria for such transactions and for certain other transactions (including payment by the Bank for services) between the Bank and its affiliates. In addition, related provisions of the Federal Reserve Act and the Federal Reserve regulations (also administered with respect to the Bank by the FDIC) limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank and to related interests of such persons.

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

The additional supervisory powers and regulations mandated by FDICIA, include a “prompt corrective action” program based upon five regulatory zones for banks, in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.

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

•

annual on-site examinations by regulators (except for smaller, well-capitalized banks with high management ratings, which must be examined every 18 months);

•

mandated annual independent audits by independent public accountants and an independent audit committee of outside directors for institutions with more than $500,000,000 in assets;

•

new uniform disclosure requirements for interest rates and terms of deposit accounts;

•

a requirement that the FDIC establish a risk-based deposit insurance assessment system;

•

authorization for the FDIC to impose one or more special assessments on its insured banks to recapitalize the BIF;

•

a requirement that each institution submit to its primary regulators an annual report on its financial condition and management, which report will be available to the public;

•

a ban on the acceptance of brokered deposits except by well capitalized institutions and by adequately capitalized institutions with the permission of the FDIC and the regulation of the brokered deposit market by the FDIC;

•

restrictions on the activities engaged in by state banks and their subsidiaries as principal, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries unless the state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund;

•

a review by each regulatory agency of accounting principles applicable to reports or statements required to be filed with federal banking agencies and a mandate to devise uniform requirements for all such filings;

•

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

•

uniform regulations regarding real estate lending; and

•

a review by each regulatory agency of the risk-based capital rules to ensure they take into account adequate interest rate risk, concentration of credit risk, and the risks of non-traditional activities.

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

Item 1A. Risk Factors

The Company’s business strategy includes the continuation of growth plans, and its financial condition and results of operations could be affected if its business strategies are not effectively executed.

The Company intends to continue pursuing a growth strategy for its business through acquisitions and de novo branch openings. The Company’s prospects must be considered in light of the risks, expenses and difficulties occasionally encountered by financial services companies in growth stages, which may include the following:

•

Maintaining loan quality;

•

Maintaining adequate management personnel and information systems to oversee such growth; and

•

Maintaining adequate control and compliance functions.

Operating Results. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. The Company’s growth and de novo branch openings strategy necessarily entails growth in overhead expenses as it routinely adds new branch locations and staff. The Company’s historical results may not be indicative of future results or results that may be achieved as the Company continues to increase the number and concentration of its branch locations.

Development of Offices. There are considerable costs involved in opening branches and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, the Company’s de novo branches will likely have a negative impact on its earnings during the period of time until the branches reach certain economies of scale.

Expansion into New Markets. Much of the Company’s future growth will focused in the highly competitive Knoxville metropolitan market (the Bank is in the process of establishing a Loan Production Office in Knoxville). In the Knoxville market the Company faces competition from a wide array of financial institutions. The Company’s expansion into this new market may be impacted if it is unable to meet customer demands or compete effectively with the financial institutions operating in these markets.

Regulatory and Economic Factors. The Company’s growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect the Company’s continued growth and expansion.

Failure to successfully address the issues identified above could have a material adverse effect on the Company’s business, future prospects, financial condition or results of operations, and could adversely affect the Company’s ability to successfully implement its business strategy.

The Company could sustain losses if its asset quality declines.

The Company’s earnings are affected by its ability to properly originate, underwrite and service loans. The Company could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause the Company’s interest income and net interest margin to decrease and its provisions for loan losses to increase, which could adversely affect the Company’s results of operations and financial condition.

An inadequate allowance for loan losses would reduce the Company’s earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Company’s earnings and capital could be significantly and adversely affected.

Liquidity needs could adversely affect the Company’s results of operations and financial condition.

The Company relies on dividends from the Bank as its primary source of funds. The primary source of funds of the Bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Company may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While the Company believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. The Company may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Competition from financial institutions and other financial service providers may adversely affect the Company’s profitability.

The banking business is highly competitive and the Company experiences competition in each of its markets from many other financial institutions. The Company competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in the Company’s primary market areas and elsewhere.

Additionally, the Company faces competition from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract the Company’s customers, and may attempt to hire the Company’s management and employees.

The Company competes with these other financial institutions both in attracting deposits and in making loans. In addition, the Company has to attract its customer base from other existing financial institutions and from new residents. The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. The Company’s profitability depends upon its continued ability to successfully compete with an array of financial institutions in its market areas.

The Company may face risks with respect to future expansion.

From time to time the Company may engage in additional de novo branch expansion as well as the acquisition of other financial institutions or parts of those institutions. The Company may also consider and enter into new lines of business or offer new products or services. In addition, the Company may receive future inquiries and have discussions with potential acquirors of the Company. Acquisitions and mergers involve a number of risks, including:

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

•

the Company’s ability to finance an acquisition and possible dilution to its existing shareholders;

•

the diversion of the Company’s management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•

entry into new markets where the Company lacks experience;

•

the introduction of new products and services into the Company’s business;

•

the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the Company’s results of operations; and

•

the risk of loss of key employees and customers.

The Company may incur substantial costs to expand. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, the Company may issue equity securities, including common stock and securities convertible into shares of the Company’s common stock in connection with future acquisitions, which could cause ownership and economic dilution to the Company’s shareholders. There is no assurance that, following any future mergers or acquisitions, the Company’s integration efforts will be successful or the Company, after giving effect to the acquisition, will achieve profits comparable to or better than its historical experience.

The Company’s business is subject to the success of the local economies where it operates.

The Company’s success significantly depends upon the growth in population, income levels, deposits and housing starts in its market areas. If the communities in which the Company operates do not grow or if prevailing economic conditions locally or nationally are unfavorable, the Company’s business may not succeed. Adverse economic conditions in the Company’s specific market areas could reduce its growth rate, affect the ability of its customers to repay their loans to the Company and generally affect its financial condition and results of operations. Moreover, the Company cannot give any assurance that it will benefit from any market growth or favorable economic conditions in its primary market areas if they do occur.

Any adverse market or economic conditions in the State of Tennessee or the State of Georgia may increase the risk that the Company’s borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Tennessee or the State of Georgia could adversely affect the value of the Company’s assets, revenues, results of operations and financial condition.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

Changes in interest rates may affect the Company’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities. Accordingly, changes in interest rates could decrease the Company’s net interest income. Changes in the level of interest rates also may negatively affect the Company’s ability to originate real estate loans, the value of the Company’s assets and the Company’s ability to realize gains from the sale of its assets, all of which ultimately affects the Company’s earnings.

The Company relies heavily on the services of key personnel.

The Company depends substantially on the strategies and management services of Gregory B. Jones, its Chairman of the Board and Chief Executive Officer. Although the Company has entered into an employment agreement with him, the loss of the services of Mr. Jones could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company is also dependent on certain other key officers who have important customer relationships or are instrumental to its operations. Changes in key personnel and their responsibilities may be disruptive to the Company’s business and could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company believes that its future results will also depend in part upon its attracting and retaining highly skilled and qualified management and sales and marketing personnel, particularly in those areas where the Company may open new branches. Competition for such personnel is intense, and the Company cannot assure you that it will be successful in attracting or retaining such personnel.

The Company is subject to extensive regulation that could limit or restrict its activities.

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal and state agencies including the Board of Governors of the FRB, the FDIC and the Tennessee Department of Financial Institutions. The Company’s regulatory compliance is costly and restricts and regulates certain of its activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. The Company is also subject to capitalization guidelines established by its regulators, which require it to maintain adequate capital to support its growth.

The laws and regulations applicable to the banking industry could change at any time, and the Company cannot predict the effects of these changes on its business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the Company’s cost of compliance could adversely affect its ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, the Company has experienced, and may continue to experience, greater compliance costs.

The Company’s recent results may not be indicative of its future results.

The Company may not be able to sustain its historical rate of growth or may not even be able to grow its business at all. In addition, the Company’s recent growth may distort some of its historical financial ratios and statistics. In the future, the Company may not have the benefit of several recently favorable factors, such as a generally stable economic environment or the ability to find suitable expansion opportunities. Various factors, such as interest rate environment, regulatory and legislative considerations and competition, may also impede or prohibit the Company’s ability to expand its market presence.

The Company is subject to Tennessee’s anti-takeover statutes and certain charter provisions which could decrease its chances of being acquired even if the acquisition is in the Company’s shareholders’ best interests.

As a Tennessee corporation, the Company is subject to various legislative acts which impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. These statutes may delay or prevent offers to acquire the Company and increase the difficulty of consummating any such offers, even if the acquisition of the Company would be in its shareholders’ best interests. The Company’s amended and restated charter also contains provisions which may make it difficult for another entity to acquire it without the approval of a majority of the disinterested directors on its board of directors.

The amount of common stock owned by, and other compensation arrangements with, the Company’s officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.

As of February 15, 2007, directors and executive officers beneficially owned approximately 22.29% of the Company’s common stock. Agreements with the Company’s senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of the Company’s board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals of us that the Company’s directors and officers oppose.

The Company’s continued pace of growth may require it to raise additional capital in the future, but such capital may not be available when it is needed or on terms acceptable to the Company.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. While the Company’s capital resources will satisfy its capital requirements for the foreseeable future, the Company may at some point, however, need to raise additional capital to support its continued growth.

The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, the Company cannot assure its shareholders that it will be able to raise additional capital if needed or that any such additional capital can be obtained on terms acceptable to it. If the Company cannot raise additional capital when needed, its ability to further expand its operations through internal growth and acquisitions could be materially impaired.

The success and growth of the Company’s business will depend on its ability to adapt to technological changes.

The banking industry and the ability to deliver financial services is becoming more dependent on technological advancement, such as the ability to process loan applications over the Internet, accept electronic signatures, provide process status updates instantly and on-line banking capabilities and other customer expected conveniences that are cost efficient to the Company’s business processes. As these technologies are improved in the future, the Company may, in order to remain competitive, be required to make significant capital expenditures.

Even though the Company’s common stock is currently traded on the OTC Bulletin Board, the trading volume in its common stock has been thin and the sale of substantial amounts of the Company’s common stock in the public market could depress the price of its common stock.

The Company cannot say with any certainty when a more active and liquid trading market for its common stock will develop or be sustained. Because of this, the Company’s shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

The Company cannot predict the effect, if any, that future sales of its common stock in the market, or availability of shares of its common stock for sale in the market, will have on the market price of the Company’s common stock. The Company, therefore, can give no assurance that sales of substantial amounts of its common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of its common stock to decline or impair its ability to raise capital through sales of its common stock.

The market price of the Company’s common stock may fluctuate in the future, and these fluctuations may be unrelated to its performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

The Company may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain its capital at desired levels or required regulatory levels, or to fund future growth, the Company’s board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of its common stock. The sale of these shares may significantly dilute the Company’s shareholders ownership interest as a shareholder and the per share book value of its common stock. New investors in the future may also have rights, preferences and privileges senior to its current shareholders which may adversely impact its current shareholders.

The Company’s ability to declare and pay dividends is limited by law and it may be unable to pay future dividends.

The Company derives its income solely from dividends on the shares of common stock of the Bank and Eagle. The Bank’s and Eagle’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Department of Financial Institutions. In addition, the FRB may impose restrictions on the Company’s ability to pay dividends on its common stock. As a result, the Company cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

Item 1B. Unresolved Staff Comments

There are no written comments from the Commission staff regarding our periodic or current reports under the Act which remain unresolved.

Item 2. Description of Property

As of December 31, 2006, the principal offices of the Company and the Bank are located at 835 Georgia Avenue, Chattanooga, Tennessee 37402. This property is leased by the Company. In addition, the Bank operates five full-service branches and one loan production office that are located at:

Branches	4154 Ringgold Road, East Ridge, Tennessee
5319 Highway 153, Hixson, Tennessee
2280 Gunbarrel Road, Chattanooga, Tennessee
8966 Old Lee Highway, Ooltewah, Tennessee
835 Georgia Avenue, Chattanooga, Tennessee
Loan Production Office	202 West Crawford Street, Dalton, Georgia (Opened January 2007)

The new Georgia Avenue branch contains 9,000 square feet and is leased pursuant to a lease agreement with an initial term of ten years and with renewal options. Rent is currently $ 165,000 per annum. The space houses the former branch location at 610 Georgia Avenue and the Executive Offices of the Company. The Bank owns the properties located at 2280 Gunbarrel Road, 4154 Ringgold Road, 5319 Highway 153 and 8966 Old Lee Highway.

The Company operates a service center to house all its non-customer contact functions located at 6401 Lee Corners, Suite B, Chattanooga, Tennessee. The facility has 15,600 square feet and is leased pursuant to a lease agreement which provides for an initial term of five years with one five-year renewal option. Rent is currently $89,000 per annum.

The company opened a loan production office in Dalton, Georgia. The location is leased and the rent is currently $10,800 per annum.

Item 3. Legal Proceedings

As of the end of 2006, neither the Company, the Bank nor Eagle was involved in any material litigation. The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against the Company or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s or Eagle’s financial condition or the Company’s consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2006 to a vote of security holders of the Company through a solicitation of proxies or otherwise.

PART II

Item 5. Market for the Common Equity: Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 15, 2007, the Company had 6,511,848 shares of common stock outstanding. The Company’s common stock is quoted on the OTC Bulletin Board but is not listed on a national securities exchange. Morgan Keegan, a subsidiary of Regions Bank, is the principal market maker for Cornerstone stock. There are nine other market makers who assist in providing a market.

Table 1 below sets forth the high and low closing prices of the Company’s common stock for the periods indicated, as reported by published sources and as adjusted to reflect a 100% stock dividend paid on December 19, 2006 and on September 16, 2004. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

There were approximately 601 holders of record of the common stock as of December 31, 2006. This number does not include shareholders with shares in nominee name held by DTC. As of the end of 2006, there were 3,339,146 shares held in nominee name by DTC.

The Company paid quarterly cash dividends in 2006 in the amount of $0.03 per share. The Company announced, in December 2006, a first quarter dividend of $0.05, which was paid January 8, 2007. The Company’s board of directors will continue to evaluate the amount of future dividends, if any, after the Company’s capital needs required for expected growth of assets are reviewed. The payment of dividends is solely within the discretion of the board of directors, considering the Company’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks.

TABLE 1

High and Low Common Stock Share Price for the Company

	Low	High	Dividends paid Per Share
2007 Fiscal Year
First Quarter (through February 2007)	$15.20	$16.50	$0.05
2006 Fiscal Year
First Quarter	$11.63	$13.63	$0.03
Second Quarter	$11.70	$12.88	$0.03
Third Quarter	$11.70	$13.39	$0.03
Fourth Quarter	$13.05	$17.00	$0.03
2005 Fiscal Year
First Quarter	$7.87	$9.25	$0.05
Second Quarter	$8.38	$9.25	$0.00
Third Quarter	$8.80	$10.25	$0.04
Fourth Quarter	$9.75	$12.50	$0.00
2004 Fiscal Year
First Quarter	$5.00	$6.25	$0.03
Second Quarter	$5.75	$6.95	$0.00
Third Quarter	$5.95	$7.50	$0.00
Fourth Quarter	$7.00	$8.50	$0.00

Table 2 sets forth the number of shares and average share price for the Company’s Equity Compensation Plans.

TABLE 2

Equity Compensation Plan
Year Ended December 31, 2006

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders:	736,120	$6.23	749,720
Equity compensation plans not approved by security holders:	0	$0.00	0
Total	736,120	$6.23	749,720

Item 6. Selected Financial Data.

	At and for the Fiscal Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Total interest income	$29,158	$20,672	$14,058	$11,326	$9,702
Total interest expense	10,306	6,077	3,575	3,210	3,308
Net interest income	18,852	14,594	10,483	8,115	6,393
Provision for loan losses	1,106	1,401	840	545	683
Net interest income after provision for loan losses	17,746	13,193	9,643	7,570	5,710
Non-interest income:
Investment securities gains	—	—	—	—	—
Other income	2,111	1,904	1,405	1,241	1,002
Non-interest expense	10,718	8,216	6,885	5,740	4,983
Income before income taxes	9,139	6,881	4,163	3,071	1,729
Income tax expense	3,328	2,556	1,592	1,189	667
Net income	$5,811	$4,325	$2,571	$1,881	$1,061
Per Share Data:
Net income, basic	$0.90	$0.71	$0.52	$0.38	$0.22
Net income, assuming dilution	$0.85	$0.66	$0.46	$0.36	$0.21
Dividends paid	$0.12	$0.09	$0.03	$0.00	$0.00
Book value	$5.86	$5.07	$4.32	$3.40	$3.07
Tangible book value(1)	$5.40	$4.54	$3.88	$2.89	$2.56
Financial Condition Data:
Assets	$374,942	$323,611	$248,614	$200,996	$159,902
Loans, net of unearned interest	$305,879	$262,008	$202,555	$155,278	$123,096
Cash and investments	$51,557	$46,074	$34,614	$33,118	$27,632
Federal funds sold	$—	$—	$—	$3,060	$460
Deposits	$275,816	$252,435	$187,832	$159,352	$130,446
FHLB advances and line of credit	$39,500	$30,000	$27,000	$17,400	$10,000
Subordinated debentures	$—	$—	$—	$—	$—
Federal funds purchased and repurchase agreements	$19,249	$4,790	$7,409	$6,084	$3,503
Shareholders’ equity	$38,183	$32,466	$24,807	$16,903	$15,146
Tangible shareholders’ equity(1)	$35,137	$29,089	$22,266	$14,362	$12,605
Selected Ratios:
Interest rate spread	5.16%	4.93%	4.70%	4.54%	4.46%
Net interest margin(2)	5.81%	5.43%	5.02%	4.87%	4.86%
Return on average assets	1.69%	1.51%	1.15%	1.06%	0.74%
Return on average equity	16.27%	14.98%	13.83%	7.38%	7.24%
Return on average tangible equity(1)	17.78%	16.96%	16.02%	8.76%	8.76%
Average equity to average assets	10.36%	10.09%	8.30%	9.04%	10.21%
Dividend payout ratio	13.33%	12.17%	4.84%	0.00%	0.00%
Ratio of nonperforming assets to total assets	0.40%	0.47%	0.08%	0.07%	0.18%
Ratio of allowance for loan losses to nonperforming loans	25.90%	20.70%	5.33%	0.00%	3.06%
Ratio of allowance for loan losses to total average loans, net of unearned income	1.50%	1.50%	1.47%	1.42%	1.48%

——————

(1)

Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.

(2)

Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets less the interest rate paid on interest bearing liabilities.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Certain financial information included in our summary consolidated financial data is determined by methods other than in accordance with U.S. generally accepted accounting principles or GAAP. These non-GAAP financial measures are “tangible book value per share,” “tangible shareholders’ equity,” and “return on average tangible equity.” The Company’s management uses these non-GAAP measures in its analysis of the Company’s performance.

•

 “Tangible book value per share” is defined as total equity reduced by recorded goodwill and other intangible assets divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible assets of a company. For companies such as the Company that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill related to such transactions.

•

 “Tangible shareholders’ equity” is shareholders’ equity less goodwill and other intangible assets.

•

 “Return on average tangible equity” is defined as earnings for the period divided by average equity reduced by average goodwill and other intangible assets.

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. The following reconciliation table provides a more detailed analysis of these non-GAAP performance measures:

	At and for the Fiscal Years Ended December 31,
	2006	2005	2004	2003	2002

Book value per share	$5.86	$5.07	$4.32	$3.40	$3.07
Effect of intangible assets per share	$0.47	$0.53	$0.44	$0.51	$0.51
Tangible book value per share	$5.40	$4.54	$3.88	$2.89	$2.56
Return on average equity	16.27%	14.98%	13.83%	7.38%	7.24%
Effect of intangible assets	1.51%	1.98%	2.19%	1.38%	1.52%
Return on average tangible equity	17.78%	16.96%	16.02%	8.76%	8.76%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Management’s Discussion And Analysis Or Plan Of Operation

General

The following is a discussion of our financial condition at December 31, 2006 and 2005 and our results of operations for each of the three-years ended December 31, 2006. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Summary

The Company’s net income increased to $5,811,600 for 2006 compared to $4,324,519 for 2005 and $2,571,083 in 2004. The increase in net income represents a 34.3% increase from 2005 to 2006 and a 68.2% increase from 2004 to 2005. Net income per common share increased to $.90 for 2006 compared to $.71 for 2005 and $.52 for 2004. The increase in net income per common share from 2005 to 2006 was 26.7% and a 36.5% from 2004 to 2005. Pretax income was $9,139,123, $6,881,135 and $4,163,583 for 2006, 2005 and 2004, respectively. This represents a 32.8% increase from 2005 to 2006 and a 65.2% increase from 2004 to 2005.

The increase in net income per common share in 2006, 2005 and 2004 results directly from the dramatic growth of the Company’s earning assets. This growth coupled with repetitive loan and security repricing as the Federal Reserve increased the target Federal Funds rate throughout each of these years helped the Company realize an increase of $4,258,407 or 29.1% increase in net interest income from 2005 to 2006 and $4,110,866 or 39.2% increase from 2004 to 2005. Also contributing to improved net income was an increase in non-interest income of 10.8% from 2005 to 2006 and 35.5% from 2004 to 2005. Most of the increase was due to operating lease income, a new product line the Bank introduced in 2004, and the sale of commercial loans to conduit lenders. As the Bank continued to grow its loan portfolio at a rapid pace, the loan loss provision amounted to $1,106,000 in 2006, $1,401,600 in 2005 and $840,000 in 2004. Non-interest expense increased 30.4% in 2006, 19.3% in 2005 and 20.1% in 2004. The majority of the increases were attributable to additional salaries and benefits as the Bank continued to increase the number of relationship mangers and support staff as well as the addition of depreciation expense associated with leased assets.

Business of the Company

The Company’s earnings depend primarily on the Bank’s and Eagle’s “net interest income,” which is the difference between the interest income it receives from its assets (primarily its loans and investment securities) and the interest expense (or “cost of funds”) which it pays on its liabilities (primarily its deposits). Net interest income is a function of (i) the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities (the “interest rate spread” or “net interest spread”) and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Company adheres to an asset and liability management strategy, which is intended to control the impact of interest rate fluctuations upon the Company’s earnings and to make the yields on the Bank’s loan portfolio and investment securities and Eagle’s receivable financing more responsive to its cost of funds. This is accomplished by more closely matching the maturities of its interest earning assets and its interest bearing liabilities, while still maximizing net interest income. Nevertheless, the Company is and will continue to be affected by changes in the levels of interest rates and other factors beyond its control.

Unless specifically noted below, the following information is presented on a consolidated basis reflecting the Company’s performance as a whole. The Company’s results of operations are dependent primarily upon the results of operations of the Bank and Eagle.

For the fiscal years ended December 31, 2006, 2005 and 2004, the Company’s weighted average rate earned on all interest-earning assets was 8.98%, 7.68% and 6.73% respectively. Conversely, the Company’s weighted average rate paid on all interest-bearing liabilities for the same years was 3.82%, 2.75% and 2.03%, respectively. The Company’s interest rate spread for the years ended December 31, 2006, 2005, and 2004 was 5.16%, 4.93% and 4.70% respectively. The net interest income for the same period of time was $18,852,697, $14,594,290 and $10,483,424, respectively. For fiscal year 2006, the Company recorded net income of $5,811,600 or $0.90 basic earnings per common share as compared with net income of $4,324,519 or $0.71 basic earnings per common share for fiscal year 2005 and net income of $2,571,083 or $0.52 basic earnings per common share for fiscal year 2004. During 2006, 2005 and 2004 the Bank was able to increase net income due to an increase in the Bank’s net interest income of 29.1%, 39.2% and 29.1%, respectively. During same period of time the Bank was able to control non-interest expense with increases of 30.4%, 19.3% and 19.9%, respectively.

Results of Operations

Net Interest Income. Net interest income is the principal component of a financial institution’s income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on liabilities. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision increased by $4,258,407, $4,110,866 and $2,367,805 for the years ended 2006, 2005 and 2004. This represents an increase of 29.2%, 39.2% and 29.2% respectively. The increase in net interest income during these years is due to material growth of the balance sheet and the interest rate sensitivity of the Bank’s assets compared to its liabilities. This was a favorable position to take advantage of the rapid and predictable increases due to the Bank’s loan and security portfolios being mostly variable rate instruments. Loan origination fees continued to remain strong as the Bank became more proficient at Small Business Administration (SBA) lending and asset based lending. The Bank anticipates loan growth to continue along with loan origination fees. Interest expense increased 69.6%, 70.0% and 11.4% in 2006, 2005 and 2004, respectively. Cornerstone funded the rapid asset growth primarily with certificates of deposit and money market deposits which are typically more expensive for new deposits while retaining existing deposits.

Interest income increased $8,486,724, $6,613,367 and $2,732,297 for 2006, 2005 and 2004, respectively. The increase as a percentage was 41.0% in 2006 when compared to 2005 and 47.0% when comparing 2005 to 2004. Interest income produced by the loan portfolio increased $7,963,262 or 41.2% in 2006 compared to 2005 and $6,323,768 or 48.5% from 2005 to 2004. Interest income on investment securities and Federal Funds sold increased slightly at $523,462 or 39.71% in 2006 when compared to 2005 and $289,599 or 28.2% when comparing 2005 to 2004. The increases in loan interest income were due to a large increase in the volume and rate of loans as the portfolio grew, and was increased further by loan origination fees and servicing fees generated by the origination of SBA loans. The Bank attributes the strong loan growth to an increase in the number of relationship managers and their level of expertise. The small securities income increase was due to the generally higher interest rate environment, which presented few opportunities to invest without material interest rate risk exposure. Total interest expense increased $4,228,317 or 69.6% in 2006 when compared to 2005 and $2,502, 501 or 70.0% when comparing 2005 to 2004.

One of the most useful tools for measuring the ability of a community bank to make money is its ability to maximize its net interest margin and its interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average-earning assets. This ratio represents the difference between the average yield on average-earning assets and the average rate paid for all funds used to support those earning assets. The Company’s net interest margin for 2006, 2005 and 2004 was 5.81%, 5.43% and 5.02%, respectively. The net interest spread, defined as the rate of interest income minus the rate of interest expense was 5.16%, 4.93%, and 4.70% in 2006, 2005 and 2004, respectively. The yield on earning assets during the same time period was 8.98%, 7.68% and 6.73%, respectively.

Allowance for Loan Loss. The allowance for possible loan loss represents management’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. Management believes that the allowance for possible loan losses balances of $4,258,352, and $3,545,042 for the years ending 2006 and 2005 were sufficient to absorb known credit risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Non-performing Assets. Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans include loans classified as non-accrual or renegotiated. Cornerstone’s policy is to place a loan on non-accrual status when it is contractually past due 90 days or more as to payment of principal or interest. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings. Recognition of any interest after a loan has been placed on non-accrual status is accounted for on a cash basis. For the years ending December 31, 2006 and 2005 the Company had $1,482,833 and $1,731,383 of non-performing assets, respectively.

Non-interest Income. Non-interest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment securities are included in non-interest income. Total non-interest income increased by $206,536 in 2006 when compared to 2005 and $498,844 in 2005 when compared to 2004. This represents an increase of 10.8% from 2005 to 2006 and an increase of 35.5% from 2004 to 2005. Fee income from service charges on deposit accounts increased $313,956, $84,872 and $10,408 during 2006, 2005 and 2004, respectively. The Bank had no security gains in 2006, 2005 or 2004.

Non-interest Expense. Non-interest expense increased by $2,501,955 and $1,330,558 for 2006 and 2005, respectively. The change from 2005 to 2006 amounted to a 30.5% increase while the change from 2004 to 2005 represents a 19.3% increase. Salaries and employee benefits increased by $1,515,709, $602,405 and $575,035 for 2006, 2005 and 2004, respectively. The change represents an increase of 33.6% from 2005 to 2006 and an increase of 15.4% from 2004 to 2005. These increases primarily resulted from the hiring of additional personnel to cover the growth of the Bank. Occupancy expense increased 25.1% in 2006, 12.0% in 2005 and 12.2% in 2004 as the Bank continued to operate five full service branches and update equipment. Other non-interest expense increased $904,951 or 36.6% in 2006 and $443,055 or 21.8% in 2005. This increase was primarily related to data processing and other expenses incurred in connection with the Bank’s growth.

Financial Condition

Earning Assets. Average earning assets increased $56.1 million or 20.85% in 2006 and $59.3 or 28.3% in 2005. The increase in average earnings assets can be attributed to the increase in the Bank’s loan portfolio. This loan growth led the expansion of the balance sheet and the Bank funded the loan growth with a combination of FHLB borrowings, money market deposits and certificates of deposit. The average security portfolio grew $6.5 million or 21.9% in 2006 and $2.6 million or 9.6% in 2005 to maintain an appropriate amount of securities for pledging purposes and liquidity.

Loan Portfolio. The Bank’s average loans were $284.1 million and $236.3 million for the years ended 2006 and 2005, respectively. The percentage change in the average loan balance for 2006 was an increase of 20.2% and an increase of 30.3% for 2005. The actual balance, before the loan loss allowance, at the end of 2006 and 2005 was $310.1 million and $265.6 million. This represents an increase of $44.5 million when comparing the 2005 balance to the 2006 balance and $60.3 million when comparing the 2004 balance to the 2005 balance. Loan growth for 2005 and 2006 was evenly weighted throughout these years with several large, high quality loans greatly increasing the Bank’s outstanding balances. The growth was concentrated in commercial and commercial real estate. The Bank hired additional relationship mangers during 2006 in an effort to continue the Bank’s growth. The Bank feels strongly that the key to success in lending, as well as for the Bank as a whole, is to hire talented employees to provide outstanding customer service in a safe and sound manner.

Investment Securities. Cornerstone’s average investment securities portfolio increased $6.5 million from 2005 to 2006 and $2.6 million from 2004 to 2005. At the same time Federal Funds increased $1.7 million in 2006 and $1.8 million in 2005. The average investment portfolio and average federal funds sold for 2006 was $40.9 million and $32.7 million in 2005. Cornerstone maintains an investment strategy of seeking portfolio yields within acceptable risk levels as well as providing liquidity, pledging requirements and GAP management. To accomplish these strategies, the Bank positioned the Investment Portfolio on the assumption that there was a higher probability of rates continuing to rise, and as a result took a cautious interest rate stance and invested appropriately. The majority of the purchases during 2006 were in US Agency callable notes structured with an interest rate cushion to protect the Bank if interest rates continue to rise. The Bank allowed its US Agency LIBOR floaters to be called as rates increased during 2006 without replacing them, as the agency U.S. Agency callable securities represented a better value due to the compressed spreads on the LIBOR floaters and scarcity of the security. Cornerstone maintains two classifications of investment securities:  “Held to Maturity” and “Available for Sale.”  The “Available for Sale” securities are carried at fair market value, whereas “Held to Maturity” securities are carried at book value. As of year end 2006 and 2005 the unrealized losses in the “Available for Sale” portfolio amounted to $174,457 and $341,466, respectively.

Intangibles. During 2002, the Company adopted the provisions of Statement of Financial Statement No. 142 Goodwill and other Intangible Assets concerning the $2,541,476 goodwill created by the merger with the Bank of East Ridge. Goodwill and is tested annually for impairment. If the carrying value of goodwill exceeds the fair value, a write-down is recorded. No impairment loss was recognized during 2006, 2005 or 2004. Also, in December, 2005, the Company completed the purchase of Eagle Financial, Inc. and recorded an intangible asset of 848,916. Amortization expense relating to this intangible for 2006 and 2005 was $345,388 and $13,500, respectively.

Deposits. Cornerstone’s average deposits increased $46 million or 21.2% and $43.5 million or 25.2% during 2006 and 2005, respectively. Total actual deposits increased $23.3 million or 9.26% in 2006 when compared to 2005 and $64.6 million or 34.4% when comparing 2005 to 2004. The Bank’s deposit strategy continues to be focused on attracting transaction deposits from business customers while filling funding gaps with certificate of deposit specials to attract incremental funds while not driving up the cost of certificates already on the books. The Bank saw extraordinary success during these years in attracting business and public deposits to the Bank. Average interest bearing transaction accounts increased 24% in 2006 and 25% in 2005. Furthermore, average demand deposits increased 6.7% and 24.4% in 2006 and 2005. This success partially funded the Bank’s loan growth and allowed the Bank to maintain its net interest margin at an above peer bank level. The Bank expects to continue its focus on attracting deposits from businesses, especially transaction accounts, which are less expensive and tie the customer base closely to the Bank.

Capital Resources. Stockholders average equity increased $6.8 million or 23.7% in 2006 and increased $10.3 million or 55.4% in 2005. The Company had net income of $5,811,600 in 2006, $4,324,519 in 2005 and $2,571,093 in 2004. The actual balance of stockholders’ equity increased $5.7 million or 17.6% in 2006 and $7.7 million or 30.9% in 2005. During 2005, the Company completed the 500,000 shares initial offering that began at the end of 2004 and represented approximately $7 million in additional capital. Also during 2005, several directors exercised non-qualified options adding an additional $2.2 million to the Company’s capital. In December 2006, the Company completed a 2-for-1 stock split increasing the number of outstanding common shares from 3,200,863 as of year end 2005 to a total of 6,511,848 at year end 2006. The Board of Directors decided they preferred for the stock price to remain in the historic range of $15 to $30. During the first quarter of 2007 the Company’s stock has traded between $15 and $17 per share on the OTC Bulletin Board.

Net Interest Income

Table 3 below sets forth information with respect to interest income from average interest earning assets, expressed both in dollars and yields, and interest expense on average interest bearing liabilities, expressed both in dollars and rates, for the periods indicated. The table includes loan yields, which reflect the amortization of deferred loan origination and commitment fees. Interest income from investment securities includes the accretion of discounts and amortization of premiums.

TABLE 3

Yields Earned on Average Earning Assets and
Rates Paid on Average Interest Bearing Liabilities

	Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
	(in thousands)
ASSETS
Interest-earning assets:
Loans(1)(2)	$284,105	$27,317	9.61%	$236,265	$19,354	8.19%	$181,335	$13,030	7.19%
Investment securities(3)	36,218	1,584	4.48%	29,705	1,217	4.24%	27,115	1,006	3.87%
Federal funds sold	4,686	258	5.51%	2,976	101	3.39%	1,218	23	1.89%
Other earning assets	0	0	0.00%	0	0	0.00%	0	0	0.00%
Total interest-earning assets	325,009	29,159	8.98%	268,946	20,672	7.68%	209,668	14,059	6.73%
Allowance for loan losses	(4,104)			(3,025)			(2,293)
Cash and other assets	23,836			20,288			16,426
Total assets	$344,741			$286,209			$223,801
TOTAL LIABILITIES AND EQUITY
Interest-bearing liabilities:
Deposits:
NOW accounts	$34,701	427	1.23%	$33,943	329	0.97%	$28,843	138	0.48%
Money market / Savings	58,477	2,225	3.80%	45,232	1,107	2.45%	32,282	429	1.33%
Time deposits, $100m and Over	43,692	1,993	4.56%	32,611	1,145	3.51%	25,734	649	2.52%
Time deposits, under $100m	88,773	3,899	4.39%	70,167	2,240	3.19%	58,367	1,457	2.50%
Total interest-bearing deposits	225,643	8,544	3.78%	181,953	4,821	2.65%	145,226	2,673	1.84%
Federal funds purchased	4,570	232	5.07%	4,269	143	3.35%	2,140	33	1.54%
Securities sold under agreement to repurchase	4,020	116	2.88%	3,501	60	1.71%	2,575	23	0.89%
Other borrowings	35,429	1,414	3.98%	30,973	1054	3.40%	25,942	846	3.26%
Total interest-bearing Liabilities	269,662	10,306	3.82%	220,696	6,078	2.75%	175,889	3,575	2.03%
Net interest spread			5.16%			4.93%			4.70%
Other liabilities:
Demand deposits	37,056			34,730			27,918
Accrued interest payable and other liabilities	2,295			1,909			1,408
Stockholders’ equity	35,728			28,874			18,586
Total liabilities and stockholders’ equity	$344,741			$286,209			$223,801
Net interest margin		$18,853	5.80%		$14,594	5.43%		$10,484	5.02%

——————

(1)

Interest income on loans includes amortization of deferred loan fees and other discounts of $288 thousand, $262 thousand and $229 thousand for the fiscal years ended December 31, 2006, 2005, and 2004, respectively.

(2)

Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.

(3)

Yields on securities are calculated on a fully tax equivalent basis.

Table 4 sets forth the changes in interest income and interest expense that are attributable to three factors: (i) a change in volume or amount of an asset or liability; (ii) a change in interest rates; or (iii) a change caused by the combination of changes in asset or deposit mix. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest bearing liabilities, information is provided as to changes attributable to change in volume (change in volume multiplied by current rate) and change in rates (change in rate multiplied by current volume). The remaining difference has been allocated to mix.

TABLE 4

INTEREST INCOME AND EXPENSE ANALYSIS

	Year Ended December 31, 2006 Compared to 2005
	Volume	Rate	Mix	Net Change
	(in thousands)
Interest income:
Loans(1)(2)	$4,597	$4,034	$(668)	$7,963
Investment securities	292	87	(12)	367
Federal funds sold	106	113	(62)	157
Other earning assets	0	0	0	0
Total interest income				8,487

Interest expense:
NOW accounts	9	90	(1)	98
Money market and savings accounts	503	789	(174)	1,118
Time deposits, $100,000 and over	596	459	(207)	848
Time deposits, less than $100,000	817	1,065	(223)	1,659
Other borrowings	177	209	(23)	363
Federal funds purchased	15	74	(3)	86
Securities sold under agreement to repurchase	15	51	(10)	56
Total interest expense				4,228
Change in net interest income (expense)				$4,259

INTEREST INCOME AND EXPENSE ANALYSIS

	Year Ended December 31, 2005 Compared to 2004
	Volume	Rate	Mix	Net Change
	(in thousands)
Interest income:
Loans(1)(2)	$4,499	$2,363	$(541)	$6,321
Investment securities	110	110	(9)	211
Federal funds sold	54	36	(12)	78
Other earning assets	0	0	0	0
Total interest income				6,610

Interest expense:
NOW accounts	49	166	(25)	190
Money market and savings accounts	317	507	(146)	678
Time deposits, $100,000 and over	171	303	22	496
Time deposits, less than $100,000	376	484	(78)	782
Other borrowings	171	40	(9)	202
Federal funds purchased	73	82	(41)	114
Securities sold under agreement to repurchase	15	24	(2)	37
Total interest expense				2,499
Change in net interest income (expense)				$4,111

——————

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

General

At December 31, 2006 and 2005, the Company’s loan portfolio constituted approximately 81.5% and 81.0% of the Company’s total assets, respectively. When broken down by subsidiary the loan portfolio constituted approximately 82.1% and 82.9% for the Bank, and 87.1% and 76.7% for Eagle for 2006 and 2005, respectively. Table 5 sets forth the composition of the Company’s loan portfolio at the indicated dates.

TABLE 5

Loan Portfolio Composition

	Years Ending December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(in thousands)
Commercial, financial and agricultural	$98,542	31.77%	$86,039	32.40%	$61,742	30.09%	$42,420	26.97%	$28,034	22.48%
Real estate – construction	57,606	18.57%	47,071	17.72%	36,824	17.94%	24,081	15.31%	20,517	16.46%
Real estate – mortgage	48,700	15.70%	45,645	17.19%	38,193	18.61%	28,185	17.92%	28,331	22.72%
Real estate – commercial	99,197	31.98%	79,608	29.98%	61,860	30.14%	56,527	35.94%	41,926	33.62%
Consumer loans	6,092	1.98%	7,191	2.71%	6,602	3.22%	6,077	3.86%	5,880	4.72%
Total loans	$310,137	100.00%	$265,554	100.00%	$205,221	100.00%	$157,290	100.00%	$124,688	100.00%

Table 6 sets forth the scheduled maturities of the loans in the Company’s loan portfolio as of December 31, 2006 based on their contractual terms to maturity. Overdrafts are reported as due in less than one year. Loans unpaid at maturity are renegotiated based on current market rates and terms.

TABLE 6

Loans Maturing
Year-end balance as of December 31, 2006

	Less than One Year	1 to 5 Years	Over 5 Years	Total
	(in thousands)
Commercial, financial and agricultural	$86,693	$11,333	$516	$98,542
Real estate – construction	56,658	892	56	57,606
Real estate – mortgage	25,779	21,504	1,417	48,700
Real estate – commercial	53,505	44,080	1,612	99,197
Consumer	2,590	3,460	42	6,092
Total Loans	$225,225	$81,269	$3,643	$310,137

Types of Loans

Commercial Loans

Commercial, industrial, and non-farm non-residential loans, hereinafter referred to as commercial loans (excluding commercial construction loans) totaled $98.5 million or 31.77% and $86.0 million or 32.4% of the Company’s loan portfolio at December 31, 2006 and 2005, respectively. Commercial loans consist of loans and lines of credit to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital. The terms of the Bank’s commercial loans generally range from 90 days to a 15 year amortization with a five year balloon. The loans generally carry interest rates, which adjust in accordance with changes in the prime rate, but when appropriate will be fixed to match the borrower’s needs. Substantially all of the Bank’s commercial loans are secured and are guaranteed by the principals of the borrower. This is the fastest growing area of the loan portfolio and is being staffed to continue this trend. The Bank believes this area has the best potential for future growth and has the highest barriers of entry to our competitors.

Loans secured by marketable equipment are required to be amortized over a period not to exceed 60 months. Generally, loans secured by current assets such as inventory or accounts receivable are structured as revolving lines of credit with annual maturities. Loans secured by chattel mortgages and accounts receivable may not exceed 85% of their market value. Loans secured by listed stocks, municipal bonds and mutual funds may not exceed 70% of their market value. Unsecured short term loans and lines of credit must meet criteria set by the Bank’s Loan Committee. Current financial statements support all commercial loans, and such financial statements are updated annually. Commercial loans, which are considered small business loans, are the core business of the Bank. Most loans are made with a long-term relationship intended and the Bank also seeks to obtain the borrower’s business and personal depository accounts.

Real Estate – Construction Loans

As of December 31, 2006, Cornerstone had $57.6 million in construction and development loans outstanding, which represented 18.6%% of the loan portfolio. As of December 31, 2005 the amount in construction and development loans totaled $47.1 million or 17.7% of the loan portfolio. All construction and development loans are held in the Bank’s loan portfolio. The Bank makes residential construction loans to owner-occupants and to persons building residential properties for resale. The Bank has two main areas of construction loans: one is to residential real estate developers for speculative or custom single-family residential properties, and the other is to custom commercial construction projects with guaranteed takeout provisions. Construction loans are usually variable rate loans made for terms of one year or less, but extensions are permitted if construction has continued satisfactorily and if the loan is current and other circumstances warrant the extension. Construction loans are limited to 80% of the appraised value of the lot and the completed value of the proposed structure.

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

Real Estate – Mortgage Loans

At December 31, 2006 and 2005, real estate mortgage loans totaled $48.7 million or 15.7% and $45.6 million or 17.2% of the Company’s loan portfolio, respectively. Real estate mortgage loans include all one to four family residential loans secured by real estate for purposes other than construction or acquisition and development. All real estate loans are held in the Bank’s loan portfolio except for loans that are designated as loans held for sale. The loans held for sale are FHLB or FNMA qualified and have been pre-approved by an underwriting specialist prior to closing. As of December 31, 2006 and 2005, the Bank held $701 thousand and $603 thousand of these secondary market mortgages, respectively. The remainder of the Bank’s mortgage loans are home equity loans and are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10 to 15 year period. The Bank’s experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

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

Real Estate – Commercial

For the years ended 2006 and 2005, commercial real estate mortgage loans totaled $99.2 million or 31.89% and $79.6 million or 30.0% of the Company’s loan portfolio, respectively. Commercial real estate mortgage loans include all one to four family residential loans secured by real estate for purposes other than construction or acquisition and development. All real estate loans are held in the Bank’s loan portfolio except for loans that have been participated to correspondent banks. The Bank will sell these participations if a loan exceeds the Bank’s legal lending limit or as is deemed appropriate by the Director’s Loan Committee. Commercial real estate mortgage loans are a combination of properties that are leased out or used for a primary place of a business the Bank has a relationship with.  Most of the commercial real estate loans have fixed interest rates for terms of one to three years with balloon payment provisions and are amortized over a 10 to 15 year period, but whenever possible the Bank will seek a variable rate loan which would be tied to the New York prime rate and adjusted monthly. The Bank’s experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

Commercial real estate loans are made for up to 85% of the value of the property securing the loan, based upon an appraisal if the loan amount is over $100,000. The Bank also requires title insurance to insure the priority of the property lien on its real estate loans over $50,000 and requires fire and casualty insurance on all of its loans.

Consumer Loans

For the years ended 2006 and 2005, consumer loans totaled $6.1 million or 2.0% and $7.2 million or 2.7% of the Company’s loan portfolio, respectively. These loans consist of consumer installment loans and consumer credit card balances. As of December 31, 2006 and 2005, the Bank had $504 thousand and $951 thousand credit card balances outstanding, respectively.

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

Lending Commitments

Commitments under standby letters of credit and undisbursed loan commitments increased from $63,972,000 in 2005 to $68,023,000 in 2006. This number includes all lines of credit that have not been fully drawn and loan commitments in the same status.

Origination, Purchase and Sale of Loans

The Bank originates loans primarily in Hamilton County, Tennessee. The Bank also originates loans in Marion, Sequatchie, Knox and Bradley Counties in Tennessee, and Dade, Walker, Whitfield and Catoosa Counties in Georgia, each of which is within a 50 miles of Chattanooga. Loans are originated by fifteen loan officers who operate from the Bank’s offices in Chattanooga and one in the Bank’s Loan Production Office (“LPO”) in Dalton, Georgia and one in the proposed LPO in Knoxville, Tennessee. These loan officers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others. The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices.

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

The Bank’s loan approval process is intended to be conservative but also responsive to customer needs. Loans are approved in accordance with the Bank’s written loan policy, which provides for several tiers of approval authority, based on a borrower’s aggregate debt with the Bank. Certain loan officers have the authority to approve loans of up to $1,000,000. All other loan officers have the authority to approve secured loans of up to at least $25,000. There is an Officers Loan Committee comprised of the senior officers of the Bank which must approve any loan that increases the borrower’s aggregate indebtedness above an individual officer’s limit, but that is not more than $4,000,000. The Directors Loan Committee must approve all loans over $4,000,000 up to $7,000,000. All loans above $7,000,000 up to the Bank’s legal lending limit must be approved by the Board of Directors of the Bank. The Bank’s legal lending limit is 25% of the Bank’s qualifying equity for secured loans and 15% for unsecured loans.

The Bank has in the past purchased and sold commercial loan participations with correspondent banks and will continue the practice when management feels the action would be in the best interest of shareholders. The purchase of loan participations allows the Bank to expand its loan portfolio and increase profitability while still maintaining the high credit standards, which are applied to all extensions of credit made by the Bank. The sale of loan participations allows the Bank to make larger loans and retain a servicing fee for its labor, which it otherwise would be unable to make due to capital or other funding considerations. The Bank increased its participations purchased from $4.5 million in 2005 to $8.2 million in 2006. The Bank maintained its participations sold at a relatively constant level of $20.8 million in 2005 as compared to $19.4 million in 2006.

Loan Fee Income

In addition to interest earned on loans, the Bank receives origination fees for making loans, commitment fees for making certain loans, and other fees for miscellaneous loan related services. Such fee income varies with the volume of loans made, prepaid or sold, and the rates of fees vary from time to time depending on the supply of funds and competitive conditions.

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

The Bank also receives miscellaneous fee income from late payment charges, overdraft fees, property inspection fees, and miscellaneous services related to its existing loans. For the years ended December 31, 2006, 2005 and 2004, the Bank recognized origination, commitment and other loan fees totaling $1.4 million, $1.6 million and $1.4 million, respectively.

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

The Bank’s internal problem loan rating system establishes three classifications for problem assets: substandard, doubtful and loss. Additionally, in connection with regulatory examinations of the Bank, Federal and State examiners have authority to identify problem assets and, if appropriate, require the Bank to classify them. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. Consequently, such assets are charged off in the month they are classified as loss. Federal regulations also designate a “special mention” category, described as assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention.

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

The Bank attempts to sell real estate owned promptly after foreclosure. During 2006 and 2005 the Bank sold $806,346 and $224,696 of its real estate owned due to loan foreclosures, respectively. The book value of real estate owned that was sold by the Bank during 2006 was $773,436 and $244,916 for 2005. As of December 31, 2006, the Bank had $380,000 in value of real estate owned as a result of foreclosure compared to $781,000 in 2005.

Table 7 sets forth information regarding the Company’s delinquent and non-performing assets as of the dates indicated.

Allowance for Loan Losses

The allowance or reserve for possible loan losses is a means of absorbing future losses, which could be incurred from the current loan portfolio. The Bank maintains an allowance for possible loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank’s management that the balance in the general allowance for loan losses as of December 31, 2006 is adequate to absorb possible losses from loans currently in the portfolio.

TABLE 7

Delinquent and Non-performing Assets

	Actual for Years Ending December 31,
	2006	2005
	(in thousands)
Accruing loans that are contractually past due 90-days or more:
Commercial, financial and agricultural	$0	$216
Real estate – construction	0	0
Real estate – mortgage	0	0
Consumer	0	0
Total Loans	$0	$216
Non-accruing loans 90-days or more:
Commercial, financial and agricultural	$127	$0
Real estate – construction	186	52
Real estate – mortgage	789	670
Consumer	0	12
Total Loans	$1,102	$734

Real estate acquired through foreclosure	$380	$776
Property acquired through repossession	0	5
Total acquired	380	$781
Total Loans	$310,137	$265,554

Ratio of non-performing assets to total loans	0.48%	0.66%
Ratio of delinquent (30-days or more) but accruing loans to:
Total loans	0.77%	0.82%
Total assets	0.63%	0.67%

In addition to the Bank’s loan rating system for problem assets described above (see “Problem Loans,” above), the Bank has established a loan rating system for all categories of loans which assists management and the Board of Directors in determining the adequacy of the Bank’s allowance for loan losses. Each loan in the Bank’s portfolio is assigned a rating which is reviewed by management periodically to ensure its continued suitability. An exception is made in the case of (i) monthly installment loans which are grouped together by delinquency status such as over 10, 30, 60, or 90 days past due and (ii) problem assets which are rated as substandard, doubtful, or loss as discussed above. All other loans are assigned a rating of excellent, good, or average. The total amount of loans in each of these loan rating categories is weighted by a factor that management believes reasonably reflects losses that can be anticipated with respect to loans in each of these categories. Based on these weightings, the Bank’s management establishes an allowance for loan losses that is reviewed by its Board of Directors each month.

Table 8 summarizes the Company’s loan loss experience for the periods indicated.

TABLE 8

Loan Loss Reserve Analysis

	Years Ending December 31,
	2006	2005	2004	2003	2002
	(in thousands)

Average loans	$284,105	$236,265	$181,335	$141,586	$107,676
Allowance for possible loan losses, Beginning of the period	$3,545	$2,658	$2,011	$1,591	$1,322
Charge-offs for the period:
Commercial, financial and agricultural	307	275	165	223	423
Real estate – construction	0	48	0	0	0
Real estate – mortgage	104	128	138	6	12
Consumer	70	111	69	106	62
Total charge-offs	481	562	372	335	497

Recoveries for the period:
Commercial, financial and agricultural	66	12	149	183	75
Real estate – construction		1	0	3	0
Real estate – mortgage	7	6	7	0	7
Consumer	15	28	23	24	27
Total recoveries	88	47	179	210	109
Net charge-offs for the period	393	515	186	125	388
Provision for loan losses	1,106	1,402	840	545	683
Adjustments	0	0	0	0	(26)
Allowance for possible loan losses, end of period	$4,258	$3,545	$2,658	$2,011	$1,591
Ratio of allowance for loan losses to total average loans outstanding	1.50%	1.50%	1.47%	1.42%	1.48%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.14%	0.22%	0.10%	0.09%	0.36%

Table 9 below sets forth the Company’s allocation of the allowance for loan losses as of December 31, 2006, 2005 and 2004.

TABLE 9

Allowance for Loan Losses

	Years Ending December 31,
	2006		2005		2004
Balance at End of Period Applicable to	Amount	Percent of Loans by Category to Total Loans	Amount	Percent of Loans by Category to Total Loans	Amount	Percent of Loans by Category to Total Loans
	(in thousands)
Commercial, financial and agricultural	$1,686	31.77%	$1,438	32.40%	$1,002	30.09%
Real estate – construction	1,581	18.57%	1,253	17.72%	962	17.94%
Real estate – commercial	703	31.98%	535	29.98%	361	30.14%
Real estate – mortgage	77	15.70%	79	17.19%	122	18.61%
Consumer	211	1.98%	240	2.71%	211	3.22%
Totals	$4,258	100.00%	$3,545	100.00%	$2,658	100.00%

	2003		2002
Balance at End of Period Applicable to	Amount	Percent of Loans by Category to Total Loans	Amount	Percent of Loans by Category to Total Loans
	(in thousands)

Commercial, financial and agricultural	$840	26.97%	$537	22.48%
Real estate – construction	539	15.31%	524	16.46%
Real estate – commercial	352	35.94%	245	33.62%
Real estate – mortgage	139	17.92%	138	22.71%
Consumer	141	3.86%	147	4.72%
Totals	$2,011	100.00%	$1,591	100.00%

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

The Bank’s investment portfolio totaled $ 33.9 million or 9.1% of total assets as of year end 2006 compared to a total of $ 31.5 million or 9.7% as of year end 2005.

Table 10 sets forth the carrying value of the Bank’s investments at the dates indicated. Securities are held in both available for sale and held to maturity categories. Securities available for sale are carried at fair market value and securities held to maturity are held at their book value.

TABLE 10

Securities Portfolio

	Years Ending December 31,
	2006	2005	2004
Securities available for sale:
U.S. Government and agency obligations	$26,470	$22,349	$10,977
Mortgage-backed and other securities	2,634	4,000	11,326
State and political subdivisions tax-exempt	3,249	3,285	3,140
Corporate debt	0	494	1,027
Totals	$32,353	$30,128	$26,470

Securities held to maturity:
U.S. Government and agency obligations	$0	$0	$0
Mortgage-backed and other securities	236	322	391
State and political subdivisions tax-exempt	0	0	0
Corporate debt	0	0	0
Totals	$236	$322	$391
Federal Home Loan Bank stock, at cost	1,332	1,034	854
Total Securities	$33,921	$31,484	$27,715

For December 31, 2006 tables 11 and 12 set forth the book value of the Bank’s investments, the weighted average yields on the Bank’s investments and the periods to maturity of the Bank’s investments for the “Securities Available for Sale” and the “Securities Held to Maturity,” respectively.

TABLE 11

Weighted Average Yields on the Available For Sale Investments
Periods of Maturity from December 31, 2006

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities available for sale:	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield(1)

U.S. Treasuries	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
U.S. Government agencies	7,610	4.21%	16,801	4.46%	0	0.00%	2,059	5.76%
Mortgage-backed securities(2)	1	7.49%	3	5.43%	14	6.75%	2,616	5.57%
Tax-exempt municipal bonds	0	0.00%	558	4.71%	1,167	4.43%	1,525	5.34%
Other bonds, notes, debentures and securities	0%		0	0.00%	0	0.00%	0	0.00%
Totals	$7,611	4.21%	$17,362	4.47%	$1,181	4.46%	$6,199	5.58%

Total Securities Available for Sale	$32,353	4.62%

TABLE 12

Weighted Average Yields on the Held To Maturity Investments
Periods of Maturity from December 31, 2006

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities Held to Maturity:	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield(1)

U.S. Treasuries	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
U.S. Government agencies	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Mortgage-backed securities(2)	0	0.00%	19	7.50%	0	0.00%	217	5.59%
Tax-exempt municipal bonds	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Other bonds, notes, debentures and securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Totals	$0	0.00%	$19	7.50%	$0	0.00%	$217	5.59%

Total Securities held to maturity	$236	5.75%

Federal Home Loan Bank stock, at cost	$1,332	5.82%

Total Securities	$33,921	4.66%

——————

(1)

The weighted average yields on tax exempt securities have been computed on a tax equivalent basis.

(2)

Mortgages are allocated by maturity and not amortized

For December 31, 2005 tables 13 and 14 set forth the book value of the Bank’s investments, the weighted average yields on the Bank’s investments and the periods to maturity of the Bank’s investments for the “Securities Available for Sale” and the “Securities Held to Maturity,” respectively.

TABLE 13

Weighted Average Yields on the Available For Sale Investments
Periods of Maturity from December 31, 2005

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities Available for Sale:	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield(1)

U.S. Treasuries	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
U.S. Government agencies	0	0.00%	22,350	4.36%	0	0.00%	739	5.71%
Mortgage-backed securities(2)	0	0.00%	10	6.67%	20	6.68%	3,230	4.42%
Tax-exempt municipal bonds	0	0.00%	565	4.71%	619	4.16%	2,101	5.22%
Other bonds, notes, debentures and securities	494	7.02%	0	0.00%	0	0.00%	0	0.00%
Totals	$494	7.02%	$22,925	4.37%	$639	4.24%	$6,070	4.86%
Total Securities Available for Sale	$30,128	4.51%

TABLE 14

Weighted Average Yields on the Held To Maturity Investments
Periods of Maturity from December 31, 2005

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities held to maturity:	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield(1)

U.S. Treasuries	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
U.S. Government agencies	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Mortgage-backed securities(2)	0	0.00%	29	7.50%	37	6.68%	256	5.87%
Tax-exempt municipal bonds	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Other bonds, notes, debentures and securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Totals	$0	0.00%	$29	7.50%	$37	6.68%	$256	5.87%
Total Securities held to maturity	$322	6.02%
Federal Home Loan Bank stock, at cost	$1,034	4.87%
Total Securities	$31,484	4.54%

——————

(1)

The weighted average yields on tax exempt securities have been computed on a tax equivalent basis.

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

Deposits

The Bank offers several types of deposit accounts, with the principal differences relating to the minimum balances required, the time period the funds must remain on deposit and the interest rate. Deposits are obtained primarily from the Bank’s Chattanooga Metropolitan Statistical Area (MSA). The Bank does advertise for deposits outside of this area and has had moderate success attracting deposits from credit unions around the United States. The Bank does not solicit funds from brokers. The Bank does not rely upon any single person or group of related persons for a material portion of its deposits. However, the Bank has a large depositor related to its ACH business line that leaves a large amount of money for the Bank to use as it passes through the Bank to its final destination. A principal source of deposits for the Bank consists of short-term money market and other accounts, which are highly responsive to changes in market interest rates. Accordingly, the Bank, like all financial institutions, is subject to short term fluctuations in deposits in response to customer actions due to changing short term market interest rates. The ability of the Bank to attract and maintain deposits and the Bank’s cost of funds has been and will continue to be significantly affected by money market conditions.

Table 15 sets forth the composition of deposits for the Company, excluding accrued interest payable, by type for the years ended December 31, 2006, December 31, 2005 and December 31, 2004.

TABLE 15

	Deposit Composition Years Ending December 31,
	2006	2005	2004
	(in thousands)
Demand deposits	$41,723	$42,118	$34,024
NOW deposits	38,160	33,080	32,855
Savings & money market deposits	56,913	55,411	31,211
Time deposits under $100,000	94,476	83,119	59,653
Time deposits $100,000 and over	44,544	38,707	30,089
Total Deposits	$275,816	$252,435	$187,832

Table 16 presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

TABLE 16

	Average Amount and Average Rate Paid on Deposits Years Ending December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(in thousands)
Demand deposits	$37,056		$34,730		$27,918
NOW deposits	34,701	1.23%	33,943	0.97%	28,843	0.48%
Savings & money market deposits	58,477	3.80%	45,232	2.45%	32,282	1.33%
Time deposits under $100,000	88,773	4.39%	70,167	3.19%	58,367	2.50%
Time deposits $100,000 and over	43,692	4.56%	32,611	3.51%	25,734	2.52%
Total Deposits	$262,699	3.78%	$216,683	2.65%	$173,144	1.55%

Borrowings

The Bank joined the Federal Home Loan Bank of Cincinnati in October of 2000. The Federal Home Loan Bank (the “FHLB”) allows the Bank to borrow funds on a contractual basis many times at rates lower than the costs of local certificates of deposit. In addition, the FHLB has the ability to provide structured advances that best reduce or leverage the interest rate risk of the Bank. The Bank as of the end of the year had $39 million outstanding with the FHLB. The $39 million is comprised of two types of borrowing structures. The first advance structure involves a daily revolving credit advance totaling $15 million. The remaining $24 million is comprised of loans that range in amounts from $2 to $5 million in size and are structured as ten year obligations with an optional conversion to a floating rate after a stated period of time. The loans have maturities ranging from December 2010 to January 2016 and have conversion dates ranging from immediate to January 2011. Interest rates range from 2.4% to 5.0%. The Bank has several Federal Funds lines of credit available with correspondent banks with a total availability of $37 million as of the end of 2006. In addition, the Bank has the right to borrow from the Federal Reserve Bank if necessary to supplement its supply of funds available for lending and to meet deposit withdrawal requirements. As of December 31, 2006, the Company had established a line of credit of $8.5 million priced at New York Prime Rate minus 150 basis points. The loan was established to insert capital infusions to the Bank to fund growth or retire treasury stock, if any, as needed. This line allows the Company to act as a source of strength for the Bank without the expense or dilution of additional common stock. As of December 31, 2006, there was $500,000 borrowed on the line of credit and the Company has the remainder amount available to inject capital into the Bank or fund other investments.

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

The liability portion of the balance sheet provides liquidity through various interest bearing and non-interest bearing deposit accounts. Other short-term liabilities, which do not qualify as a deposit, are Federal Funds purchased and securities under agreement to repurchase (REPO’s). Both are temporary solutions for liquidity as Federal Funds must be paid off at least once every 30 days and REPO’s must be collateralized by investment securities. At year end 2005 the Company had $2.4 million Federal Funds purchased and $2.4 million in REPO’s. By year end 2006 the amount in Federal Funds purchased had increased to $14.6 million and $4.6 million in REPO’s. The increase in Fed Funds purchased varies daily but began to trend higher as the volume of payment processing increased. The increase in payments was actively sought as a source of non interest income and the Bank expects the trend to continue upward as the Bank continues to expand its payment processing line of business. Longer-term liabilities are limited to FHLB advances, which would be used to reduce interest rate risk, and Company loans used to repurchase common stock or finance any acquisition in the future.

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

The Company’s liquidity target is measured by adding the Bank’s net cash, short term and marketable securities not pledged and dividing this number by total deposits and short-term liabilities not secured by assets pledged. The approved liquidity policy is targeted at 10%. The Bank’s liquidity ratio at year end 2006 was 8.4% compared to 7.9% at year end 2005. The Company is not subject to any specific liquidity requirements imposed by regulatory orders. The Company is subject to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands, which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

Table 17 sets forth the average loan to deposit ratios, a liquidity measure, for periods indicated:

TABLE 17

	December 31, 2006	December 31, 2005

Average loans to average deposits	108.15%	109.04%

Impact of Inflation and Changing Prices. The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of the financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. Management is primarily concerned with two inflationary factors. The first and the most common is the general impact of inflation on operations of the Company and is reflected in increased operating costs. The other and more material to the Bank’s profitability are interest rate adjustments by the Federal Reserve and the general fixed income market in reaction to inflation. In other words, interest rate risk, unlike most industrial companies, substantially impacts the Company because virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates may have a more significant impact on the Company’s performance than the effects of general levels of inflation.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for banks. Under the regulation defining these five capital categories, each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings. Table 18 lists the five categories of capital and each of the minimum requirements for the three risk-based ratios.

TABLE 18

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

As of December 31, 2006 and 2005, the Company exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations. The Bank adopted Statement of Financial Accounting Standard number 123R in 2006. There are no critical accounting policies applied that have alternative applications which would likely change the results of operations in a material amount. Management of the Bank believes it has made the proper judgments about its selection of accounting policies.

The Company’s Asset/Liability Committee (“ALCO”) actively measures and manages interest rate risk using a process developed by the Bank. The ALCO is also responsible for approving the Company’s asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing the Company’s interest rate sensitivity position.

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent national consulting firm and reviewed by another separate and independent national consulting firm. These simulations estimate the impact that various changes in the overall level of interest rates over one- and two-year time horizons would have on net interest income. The results help the Company develop strategies for managing exposure to interest rate risk.

Like any forecasting technique, interest rate simulation modeling is based on a large number of assumptions. In this case, the assumptions relate primarily to loan and deposit growth, asset and liability prepayments, interest rates and balance sheet management strategies. Management believes that both individually and in the aggregate the assumptions are reasonable. Nevertheless, the simulation modeling process produces only a sophisticated estimate, not a precise calculation of exposure.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Table 19 sets forth the re-pricing of the Company’s interest earning assets and interest-bearing liabilities as of December 31, 2006. This interest sensitivity gap table is designed to monitor the Company’s interest rate risk exposure within the designated time period. In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. The Company’s interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations. The Company’s policy is to attempt to maintain a ratio of cumulative gap to total interest sensitive assets of negative 15.00% to positive 15.00% in the time period of one year or less. At year end, the Bank was in a positive one-year cumulative GAP position of 0.99% and is confident that it is positioned properly for the Federal Reserve’s FOMC anticipated actions during 2007. The Bank to date has not participated in any derivative products to address this issue and does not foresee the need to do so in the immediate future. The information set forth below is based on the following assumptions of management: (i) savings and money market and NOW accounts will be less interest rate sensitive and the re-pricing on these accounts will be spread out over a five-year period; and (ii) securities other than mortgage-backed securities have been scheduled by maturity date while mortgages have been amortized over the life of the mortgage.

TABLE 19

	Re-pricing of Interest Sensitive Assets and Liabilities Year-end balance as of December 31, 2006
Interest Sensitive Assets:	Less than One Year	1 to 5 Years(3)	Over 5 Years(3)	Total
	(in thousands)
Federal funds sold	$0	$0	$0	$0
Investment securities
Taxable(1)	8,943	16,823	4,906	30,672
Tax-exempt(1)	0	558	2,691	3,249
Loans(2)
Fixed rate and adjustable rate 1-4 family mortgage	25,779	21,504	1,417	48,700
Scheduled payments	199,446	59,766	2,225	261,437
Total Interest Sensitive Assets	$234,168	$98,651	$1,239	$344,058
Interest Sensitive Liabilities:
NOW accounts	$18,264	$27,396	$0	$45,660
Money market and savings accounts	37,048	12,349	0	49,397
Time deposits	127,209	11,812	0	139,021
Other interest bearing liabilities	48,250	10,000	0	58,250
Total Interest Sensitive Liabilities	$230,771	$61,557	$0	$292,328
Interest Sensitive Gap	3,397	37,094	11,239	51,730
Cumulative Interest Sensitive Gap	3,397	40,491	51,730
Ratio of cumulative gap to total Interest Sensitive Assets	0.99%	11.77%	15.04%

——————

(1)

All AFS securities are shown at the market value and HTM are shown at book value.

(2)

Non-performing loans are included as interest-earning assets.

(3)

All assets and liabilities in these categories are fixed rates.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included on pages F-1 through F-30 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Neither the Company nor the Bank has had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

Item 9A. Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2006 (the “Evaluation Date”). Based upon such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Information relating to the directors and executive officers of the Company is set forth under the caption “Proposals - Election of Directors” in the Company’s 2007 Proxy Statement. Such information is incorporated into this report by reference. Information relating to audit committee financial experts is set forth under the caption “Audit Committee Report – Identification of Members and Functions of Committee” in the Company’s 2007 Proxy Statement. Such information is incorporated into this report by reference.

The Company has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.

Item 11. Executive Compensation

Information relating to director compensation is set forth under the caption “Information About the Board of Directors and its Committees – Compensation of Directors” in the Company’s 2007 Proxy Statement, and information relating to executive compensation is set forth under the caption “Executive Compensation” in the Company’s 2007 Proxy Statement. Such information is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to ownership of the Company’s common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2007 Proxy Statement. Such information is incorporated into this report by reference. Information relating to equity compensation plans is set forth under the caption “Executive Compensation – Equity Compensation Plan Information as of December 31, 2006 in the Company’s 2007 Proxy Statement. Such information is incorporated into this report by reference. Information relating to compliance with the reporting requirements of Section 16(a) of the Exchange Act by the Company’s executive officers and directors, persons who own more than ten percent of the Company’s common stock and their affiliates who are required to comply with such reporting requirements is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2007 Proxy Statement. Such information is incorporated into this report by reference.

Item 13. Certain Relationships and Related Transactions

Information relating to certain transactions between the Company, and its affiliates and certain other persons is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s 2007 Proxy Statement. Such information is incorporated into this report by reference.

Item 14. Principal Accountant Fees and Services

Information relating to principal accountant fees and services is set forth under the caption “Audit Committee Report – Audit Fees” in the Company’s 2007 Proxy Statement. Such information is incorporated into this report by reference.

Item 15. Exhibits and Reports on Form 8-K

(a) Exhibits

(1) The following consolidated financial statements of the Company and its subsidiary, together with the Report of Independent Certified Public Accountants thereon, are included on pages F-1 through F-30 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended
December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity
for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

All other financial statement schedules not listed are omitted because either they are not applicable, not required or the required information is included in the consolidated financial statements or the notes thereto.

(2) The following documents are filed or incorporated herein by reference as exhibits to this report:

Exhibit No.	Description

3.1	Amended and Restated Charters of Cornerstone Bancshares, Inc.(1)
3.2	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc.(2)
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc.(3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.
10.1	Cornerstone Community Bank Employee Stock Ownership Plan
14	Code of Ethics.(5)
21	Subsidiaries of the registrant.
31	Certifications of chief executive officer and chief financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

——————

(1)

Incorporated by reference from Exhibit 3.1 of the registrant’s Form 10-KSB filed on March 27, 2006 (File No. 000-30497).

(2)

Incorporated by reference from Exhibit 3 of the registrant’s Form 10-Q filed on May 12, 2006 (File No. 000-30497).

(3)

Incorporated by reference from Exhibit 3 of the registrant’s Form 10-Q filed on August 14, 2006 (File No. 000-30497).

(4)

Incorporated by reference from Exhibit 3 of the registrant’s Form 10-Q filed on November 09, 2006 (File No. 000-30497)

(5)

Incorporated by reference from Exhibit 14 of the registrant’s Form 10-KSB on March 21, 2005 (File No. 000-30497)

(b) The following reports on Form 8-K were filed with the Securities and Exchange Commission during 2006:

(1)

Form 8-K filed on January 17, 2006 reporting earnings results for the fiscal quarter ended December 31, 2005.

(2)

Form 8-K filed on February 27, 2006 reporting the declaration of a cash dividend.

(3)

Form 8-K filed on April 21, 2006 reporting earnings results for the fiscal quarter ended March 31, 2006

(4)

Form 8-K filed on June 1, 2006 reporting the declaration of a cash dividend.

(5)

Form 8-K filed on July 17, 2006 reporting earnings results for the fiscal quarter ended June 30, 2006.

(6)

Form 8-K filed on September 1, 2006 reporting the declaration of a cash dividend.

(7)

Form 8-K filed on October 17, 2006 reporting earnings results for the fiscal quarter ended September 30, 2006.

(8)

Form 8-K filed on November 15, 2006 reporting the declaration of a stock dividend in the form of a 2 for 1 stock split.

(9)

Form 8-K filed on November 28, 2006 reporting the declaration of a cash dividend.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2007		CORNERSTONE BANCSHARES, INC.

	By:	/s/ Gregory B. Jones
Gregory B. Jones Chairman and Chief Executive Officer (principal executive officer)

	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes President and Treasurer (principal financial officer and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2007.

Signature	Title

/s/ Gregory B. Jones	Chairman of the Board and Chief Executive Officer and
Gregory B. Jones	Director (principal executive officer)

/s/ B. Kenneth Driver	Director
B. Kenneth Driver

/s/ Karl Fillauer	Director
Karl Fillauer

/s/ Nathaniel F. Hughes	President and Treasurer (principal financial officer and
Nathaniel F. Hughes	accounting officer) and Director

/s/ Jerry D. Lee	Executive Vice President and Senior Lender and Director
Jerry D. Lee

/s/ Lawrence D. Levine	Director
Lawrence D. Levine

/s/ Earl A. Marler, Jr.	Director
Earl A. Marler, Jr.

/s/ Frank S. McDonald	Director
Frank S. McDonald

/s/ Doyce G. Payne	Director
Doyce G. Payne

/s/ Turner Smith	Director
Turner Smith

/s/ W. Miller Welborn	Director
Miller Welborn

/s/ Billy O. Wiggins	Director
Billy O. Wiggins

/s/ Marsha Yessick	Director
Marsha Yessick

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Charters of Cornerstone Bancshares, Inc.(1)
3.2	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc.(2)
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc.(3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.
10.1	Cornerstone Community Bank Employee Stock Ownership Plan
14	Code of Ethics.(5)
21	Subsidiaries of the registrant.
31	Certifications of chief executive officer and chief financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

——————

(1)

Incorporated by reference from Exhibit 3.1 of the registrant’s Form 10-KSB filed on March 27, 2006 (File No. 000-30497).

(2)

Incorporated by reference from Exhibit 3 of the registrant’s Form 10-Q filed on May 12, 2006 (File No. 000-30497).

(3)

Incorporated by reference from Exhibit 3 of the registrant’s Form 10-Q filed on August 14, 2006 (File No. 000-30497).

(4)

Incorporated by reference from Exhibit 3 of the registrant’s Form 10-Q filed on November 09, 2006 (File No. 000-30497).

(5)

Incorporated by reference from Exhibit 14 of the registrant’s Form 10-KSB on March 21, 2005 (File No. 000-30497).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee
February 20, 2007

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005

ASSETS
Cash and due from banks	$17,635,956	$14,590,499
Securities available for sale	32,353,380	30,127,486
Securities held to maturity (fair value approximates $236,189 at 2006 and $321,408 at 2005)	236,169	322,180
Federal Home Loan Bank stock, at cost	1,332,100	1,033,900
Loans, net of allowance for loan losses of $4,258,352 in 2006 and $3,545,042 in 2005	305,879,013	262,008,632
Bank premises and equipment, net	6,134,009	7,207,146
Accrued interest receivable	2,120,778	1,739,460
Goodwill and amortizable intangibles	3,046,287	3,376,892
Other assets	6,204,541	3,205,706

Total assets	$374,942,233	$323,611,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest-bearing demand deposits	$41,722,570	$42,118,351
Interest-bearing demand deposits	38,159,718	33,080,446
Savings deposits and money market accounts	56,913,225	55,410,928
Time deposits of $100,000 or more	44,544,335	38,707,366
Time deposits under $100,000	94,476,685	83,118,799

Total deposits	275,816,533	252,435,890

Accrued interest payable	308,392	242,864
Federal funds purchased and securities sold under agreements to repurchase	19,249,701	4,790,737
Federal Home Loan Bank advances and line of credit	39,500,000	30,000,000
Other liabilities	1,884,342	3,676,047

Total liabilities	336,758,968	291,145,538

Stockholders' equity:
Preferred stock – no par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock – $1.00 par value; 10,000,000 shares authorized; 6,511,848 and 3,201,334 shares issued in 2006 and 2005; 6,511,848 and 3,200,863 outstanding in 2006 and 2005	6,511,848	3,200,863
Additional paid-in capital	21,849,006	21,201,903
Retained earnings	9,881,029	8,229,552
Accumulated other comprehensive income	(58,618)	(165,955)

Total stockholders’ equity	38,183,265	32,466,363

Total liabilities and stockholders’ equity	$374,942,233	$323,611,901

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Interest Income
Loans, including fees	$27,317,002	$19,353,740	$13,029,972
Securities and interest-bearing deposits in other banks	1,583,984	1,217,405	1,006,068
Federal funds sold	257,820	100,937	22,675

Total interest income	29,158,806	20,672,082	14,058,715

Interest Expense
Time deposits of $100,000 or more	1,993,796	1,144,939	648,651
Other deposits	6,550,906	3,675,702	2,024,596
Federal funds purchased and securities sold under agreements to repurchase	347,861	203,476	56,269
Federal Home Loan Bank advances and line of credit	1,413,546	1,053,675	845,775

Total interest expense	10,306,109	6,077,792	3,575,291

Net interest income before provision for loan losses	18,852,697	14,594,290	10,483,424

Provision for loan losses	1,106,600	1,401,600	840,000

Net interest income after provision for loan losses	17,746,097	13,192,690	9,643,424

Non-interest Income
Customer service fees	1,298,041	984,085	899,213
Other non-interest income	91,047	67,956	63,070
Operating lease income	300,932	539,756	247,251
Net gains from sale of loans and other assets	421,236	312,923	196,342

Total non-interest income	2,111,256	1,904,720	1,405,876

Non-interest Expenses
Salaries and employee benefits	6,018,619	4,502,910	3,900,505
Net occupancy and equipment expense	1,075,081	859,313	767,461
Depreciation on leased assets	244,580	379,053	185,807
Other operating expenses	3,379,950	2,474,999	2,031,944

Total non-interest expenses	10,718,230	8,216,275	6,885,717

Income before income tax expense	9,139,123	6,881,135	4,163,583

Income tax expense	3,327,523	2,556,616	1,592,500

Net income	$5,811,600	$4,324,519	$2,571,083

Earnings Per Common Share
Basic	$0.90	$0.71	$0.52
Diluted	0.85	0.66	0.46

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (continued on next page)
Years Ended December 31, 2006, 2005 and 2004

	Comprehensive Income	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Subscriptions Receivable	Total Stockholders’ Equity

BALANCE, December 31, 2003		$1,243,167	$—	$12,183,868	$3,295,884	$180,582	$—	$16,903,501

Issuance of common stock		382,039	—	5,297,614	—	—	—	5,679,653

Dividends – $.10 per share		—	—	—	(282,369)	—	—	(282,369)

Split-up effected in the form of a dividend		1,243,617	—	—	(1,243,617)	—	—	—

Stock subscriptions subscribed		—	119,961	1,679,454	—	—	(1,799,415)	—

Comprehensive income:
Net income	$2,571,083	—	—	—	2,571,083	—	—	2,571,083

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(64,548)	—	—	—	—	(64,548)	—	(64,548)

Total comprehensive income	$2,506,535

BALANCE, December 31, 2004		2,868,823	119,961	19,160,936	4,340,981	116,034	(1,799,415)	24,807,320

Issuance of common stock		7,079	—	98,172	—	—	—	105,251

Issuance of common stock under Director's stock option plan		209,000	—	836,000	—	—	—	1,045,000

Tax benefit received from Director's stock option exercise		—	—	1,185,315	—	—	—	1,185,315

Dividends – $.14 per share		—	—	—	(435,948)	—	—	(435,948)

Stock subscriptions settled		119,961	(119,961)	—	—	—	1,799,415	1,799,415

Purchase of common stock		(4,000)	—	(78,520)	—	—	—	(82,520)

Comprehensive income:
Net income	$4,324,519	—	—	—	4,324,519	—	—	4,324,519

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(281,989)	—	—	—	—	(281,989)	—	(281,989)

Total comprehensive income	$4,042,530

BALANCE, December 31, 2005		$3,200,863	$—	$21,201,903	$8,229,552	$(165,955)	$—	$32,466,363

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (continued from previous page)
Years Ended December 31, 2006, 2005 and 2004

	Comprehensive Income	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Subscriptions Receivable	Total Stockholders’ Equity

BALANCE, December 31, 2005		$3,200,863	$—	$21,201,903	$8,229,552	$(165,955)	$—	$32,466,363

Issuance of common stock		15,526	—	246,333	—	—	—	261,859

Issuance of common stock under
Director's stock option plan		51,500	—	249,940	—	—	—	301,440

Tax benefit received from Director's stock option exercise		—	—	202,012	—	—	—	202,012

Stock compensation expense		—	—	147,925	—	—	—	147,925

Dividends – $.23 per share		—	—	—	(908,464)	—	—	(908,464)

Split-up effected in the form of a dividend		3,251,659	—	—	(3,251,659)	—	—	—

Purchase of common stock		(7,700)	—	(199,107)	—	—	—	(206,807)

Comprehensive income:
Net income	$5,811,600	—	—	—	5,811,600	—	—	5,811,600

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	107,337	—	—	—	—	107,337	—	107,337

Total comprehensive income	$5,918,937

BALANCE, December 31, 2006		$6,511,848	$—	$21,849,006	$9,881,029	$(58,618)	$—	$38,183,265

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash Flows From Operating Activities
Net income	$5,811,600	$$4,324,519	$$2,571,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	990,052	764,127	710,686
Provision for loan losses	1,106,600	1,401,600	840,000
Stock compensation expense	147,925	—	—
Gains on sales of loans and other assets	(421,236)	(312,923)	(196,342)
Deferred income taxes	(481,466)	(460,452)	(120,176)
Changes in other operating assets and liabilities:
Net change in loans held for sale	(97,752)	(257,148)	808,978
Accrued interest receivable	(381,318)	(554,982)	(245,715)
Accrued interest payable	65,528	151,269	(10,568)
Other assets and liabilities	(1,438,845)	1,629,962	192,752

Net cash provided by operating activities	5,301,088	6,685,972	4,550,698

Cash Flows From Investing Activities
Proceeds from security transactions:
Securities available for sale	1,865,807	11,818,836	20,441,782
Securities held to maturity	85,400	69,067	251,816
Purchase of securities available for sale	(3,975,324)	(15,901,889)	(22,327,373)
Purchase of Federal Home Loan Bank stock	(247,700)	(136,000)	(237,100)
Loan originations and principal collections, net	(43,432,372)	(59,112,700)	(48,784,301)
Purchase of bank premises and equipment	(1,278,809)	(1,978,538)	(2,424,228)
Acquisition of business	—	(1,380,000)	—
Purchase of equity investment	(3,000,000)	—	—
Proceeds from sale of other real estate and other assets	806,406	300,464	336,637

Net cash used in investing activities	(49,176,592)	(66,320,760)	(52,742,767)

Cash Flows From Financing Activities
Net increase in deposits	23,380,643	64,602,988	28,480,627
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	14,458,964	(2,618,425)	1,325,084
Proceeds from Federal Home Loan Bank advances	20,000,000	5,000,000	10,000,000
Repayment of Federal Home Loan Bank advances	(11,000,000)	(2,000,000)	—
Net borrowings (repayments) under line of credit	500,000	—	(400,000)
Purchase of common stock	(206,807)	(82,520)	—
Payment of dividends	(775,138)	(526,476)	(124,316)
Issuance of common stock	563,299	2,949,666	5,679,653

Net cash provided by financing activities	46,920,961	67,325,233	44,961,048

Net Increase (Decrease) in Cash and Cash Equivalents	3,045,457	7,690,445	(3,231,021)

Cash and Cash Equivalents, beginning of year	14,590,499	6,900,054	10,131,075

Cash and Cash Equivalents, end of year	$17,635,956	$14,590,499	$6,900,054

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$10,240,581	$5,926,523	$3,585,859
Cash paid during the period for taxes	3,259,073	1,910,850	1,988,062

Non-cash Investing and Financing Activities
Acquisition of real estate through foreclosure	$493,588	$1,010,555	$53,111
Loan extended in lieu of receiving cash for sale of assets	1,950,435	—	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies

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

Goodwill:

Goodwill represents the excess of the cost of the Company’s 1997 purchase of the net assets of the Bank of East Ridge over the underlying fair value of such net assets at the date of acquisition. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets deemed to have an indefinite life not be amortized. Goodwill is tested annually for impairment. If the carrying value of goodwill exceeds the fair value, a write-down is recorded. No impairment loss was recognized during 2006, 2005 or 2004.

Use of estimates:

In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Securities:

Debt securities are classified as held to maturity when the Bank has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at market value with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on securities available for sale are included in other income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies – (continued)

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies – (continued)

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

Investment in partnership:

The Company’s investment in a partnership consists of an equity interest in a new market tax credit lending partnership. The Company’s investment in the partnership is accounted for using the equity method of accounting. The Company uses the equity method when the Company owns an interest in a partnership and can exert significant influence over the partnership’s operations but cannot control the partnership’s operations. Under the equity method, the Company’s ownership interest in the partnership’s capital is reported as an investment on its consolidated balance sheets and the Company’s allocable share of the income or loss from the partnership is reported in noninterest income or expense in the consolidated statements of income. The Company ceases recording losses on an investment in partnership when the cumulative losses and distributions from the partnership exceed the carrying amount of the investment and any advances made by the Company. After the Company’s investment in such partnership reaches zero, cash distributions received from these investments are recorded as income.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies – (continued)

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

Advertising costs:

The Company expenses all advertising costs as incurred. Advertising expense was $84,233, $84,564, and $85,564 for the years ended December 31, 2006, 2005 and 2004, respectively.

Cash and cash equivalents:

The Bank considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Stock-based compensation:

At December 31, 2006, the Company has two stock-based compensation plans, which are described fully in Note 15. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees,” and its related interpretive guidance. The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. SFAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company adopted SFAS 123(R) on January 1, 2006, under the modified prospective method. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period. Compensation cost related to the non-vested portion of awards outstanding as of that date was based on the grant-date fair value of those awards as calculated under the original provisions of SFAS 123; that is, the Company was not required to re-measure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS 123(R).

The Company had applied APB Opinion No. 25 and related Interpretations, in accounting for the stock option plans prior to January 1, 2006. Under APB Opinion No. 25, stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and therefore, no compensation cost is recognized for them.

Segment reporting:

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). The Statement permits aggregation or combination of segments that have similar characteristics. In the Company’s operations, each bank branch is viewed by management as being

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 1 — Summary of Significant Accounting Policies – (continued)

a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Further, the results of Eagle for 2006 and 2005 were not significant for separate disclosure. Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

Earnings per share:

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

Variable interest entities:

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities (revised December 2003)” (FASBI 46 R), which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity.

In addition, as specified in FASBI 46-R, a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both.

Reclassification:

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation.

Off-balance sheet credit related financial instruments:

In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Note 2 — Restrictions on Cash and Due From Banks

The Bank is required to maintain balances on hand or with the Federal Reserve Bank based on a percentage of deposits. At December 31, 2006 and 2005, these reserve balances were approximately $2,617,000 and $2,635,000, respectively.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 3 — Securities

Securities have been classified in the balance sheet according to management’s intent as either securities held to maturity or securities available for sale. The amortized cost and approximate market value of securities at December 31, 2006 and 2005, is as follows:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Securities available for sale:
U.S. Government agencies	$26,631,431	$81,949	$(243,160)	$26,470,220
State and municipal securities	3,209,905	51,952	(12,479)	3,249,378
Mortgage-backed securities	2,600,860	32,922	—	2,633,782
	$32,442,196	$166,823	$(255,639)	$32,353,380
Securities held to maturity:
Mortgage-backed securities	$236,169	$475	$(455)	$236,189

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value

Securities available for sale:
U.S. Government agencies	$22,652,365	$—	$(303,023)	$22,349,342
State and municipal securities	3,261,104	54,620	(30,855)	3,284,869
Mortgage-backed securities	3,964,527	35,399	(401)	3,999,526
Corporate debt securities	500,937	—	(7,187)	493,750
	$30,378,933	$90,019	$(341,466)	$30,127,486
Securities held to maturity:
Mortgage-backed securities	$322,180	$985	$(1,757)	$321,408

At December 31, 2006 and 2005, securities with a carrying value of approximately $11,476,000 and $12,424,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

At December 31, 2006 and 2005, the carrying amount of securities pledged to secure repurchase agreements was approximately $9,936,000 and $6,936,000, respectively.

The amortized cost and estimated market value of securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Market Value	Amortized Cost	Market Value

Due in one year or less	$7,667,176	$7,610,371	$—	$—
Due from one year to five years	17,545,938	17,358,895	—	—
Due from five years to ten years	1,117,105	1,166,505	—	—
Due after ten years	3,511,117	3,583,827	—	—
	29,841,336	29,719,598	—	—
Mortgage-backed securities	2,600,860	2,633,782	236,169	236,189
	$32,442,196	$32,353,380	$236,169	$236,189

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 3 — Securities – (continued)

For the years ended December 31, 2006, 2005 and 2004, there were no sales of securities available for sale. At December 31, 2006 and 2005, gross unrealized losses on investments were insignificant in relation to the Company’s investment portfolio.

Note 4 — Loans and Allowance for Loan Losses

At December 31, 2006 and 2005, the Bank’s loans consist of the following (in thousands):

	2006	2005

Mortgage loans on real estate:
Residential 1-4 family	$23,681	$26,118
Residential multifamily (5 or more)	14,421	9,374
Held for sale	701	603
Commercial	98,904	79,608
Construction	57,606	47,071
Second mortgages	2,564	3,216
Equity lines of credit	7,333	6,334
	205,210	172,324
Commercial loans	97,933	86,039
Consumer installment loans:
Personal	6,490	6,240
Credit cards	504	951
	6,994	7,191
Total loans	310,137	265,554
Less: Allowance for loan losses	(4,258)	(3,545)
Loans, net	$305,879	$262,009

A summary of transactions in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004, is as follows:

	2006	2005	2004

Balance, beginning of year	$3,545,042	$2,665,464	$2,011,329

Provision for loan losses	1,106,600	1,401,600	840,000
Loans charged-off	(470,367)	(557,227)	(364,657)
Recoveries of loans previously charged-off	77,077	35,205	178,792

Balance, end of year	$4,258,352	$3,545,042	$2,665,464

The Bank’s only significant concentration of credit at December 31, 2006, occurred in real estate loans which totaled approximately $205 million. While real estate loans accounted for 66 percent of total loans, these loans were primarily residential development and construction loans, residential mortgage loans, and commercial loans secured by commercial properties. Substantially all real estate loans are secured by properties located in Tennessee.

Loans classified as impaired were insignificant in relation to the Bank’s loan portfolio at December 31, 2006 and 2005.

Interest income recognized on impaired loans was insignificant to total interest income on loans for each of the years ending December 31, 2006, 2005 and 2004.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 4 — Loans and Allowance for Loan Losses – (continued)

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. Annual activity consisted of the following:

	2006	2005

Beginning balance	$771,270	$1,133,316

New loans	95,936	648,832
Repayments	(115,710)	(1,010,878)

Ending balance	$751,496	$771,270

Note 5 — Bank Premises and Equipment

A summary of bank premises and equipment at December 31, 2006 and 2005, is as follows:

	2006	2005

Land	$1,625,567	$1,625,567
Buildings and improvements	4,060,313	3,388,834
Furniture, fixtures and equipment	3,123,929	5,113,021
	8,809,809	10,127,422
Accumulated depreciation	(2,675,800)	(2,920,276)
	$6,134,009	$7,207,146

Depreciation expense for the years ended December 31, 2006, 2005 and 2004, amounted to $644,664, $736,731, and $527,167, respectively.

Certain bank facilities and equipment are leased under various operating leases. Total rent expense for the years ended December 31, 2006, 2005 and 2004, was $235,455, $160,626, and $147,451, respectively.

Future minimum rental commitments under non-cancelable leases are as follows:

2007	$303,905
2008	312,479
2009	323,270
2010	302,768
2011	314,243
Thereafter	1,217,843
Total	$2,774,508

Note 6 — Time and Related-Party Deposits

At December 31, 2006, the scheduled maturities of time deposits are as follows:

2007	$124,979,011
2008	9,503,641
2009	2,259,631
2010	1,749,901
2011	528,836
Total	$139,021,020

Deposits from related parties held by the Bank at December 31, 2006 and 2005, amounted to approximately $829,000 and $1,300,000, respectively.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 7 — Concentrations in Deposits

At December 31, 2006 and 2005, the Company had a concentration in the money market account of one customer totaling approximately $15,000,000 and $20,500,000, respectively. These balances accounted for approximately 5 and 8 percent of total deposits at December 31, 2006 and 2005, respectively.

Note 8 — Income Taxes

The Company files consolidated income tax returns with its subsidiaries. Under the terms of a tax-sharing agreement, the subsidiaries’ allocated portion of the consolidated tax liability is computed as if they were reporting income and expenses to the Internal Revenue Service as a separate entity.

Income tax expense in the statements of income for the years ended December 31, 2006, 2005 and 2004, consists of the following:

	2006	2005	2004

Current tax expense	$3,808,989	$3,017,068	$1,712,676
Deferred tax expense (benefit) related to:
Allowance for loan losses	(356,910)	(361,227)	(236,309)
Other	(124,556)	(99,225)	116,133
Income tax expense	$3,327,523	$2,556,616	$1,592,500

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory federal income tax rates. The reasons for this difference are as follows:

	2006	2005	2004

Expected tax at statutory rates	$3,107,302	$2,339,586	$1,415,618
Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax benefit	(392,068)	(295,201)	(178,618)
New market tax credits	(150,000)	—	—
Other	(21,847)	(78,171)	(1,736)
Income tax expense	$3,327,523	$2,556,616	$1,592,500

The components of the net deferred tax asset, included in other assets, are as follows:

	2006	2005

Deferred tax assets:	$140,954	$140,716
Deferred compensation	128,605	213,710
Deferred loan fees	1,470,857	1,113,947
Allowance for loan losses	30,197	85,492
Net unrealized loss on securities available for sale	177,170	108,612
Other	1,947,783	1,662,477

Deferred tax liabilities:
Depreciation	$78,656	$260,174
Life insurance	166,918	156,443
Other	35,398	5,220
	280,972	421,837
Net deferred tax asset	$1,666,811	$1,240,640

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 9 — Federal Home Loan Bank Advances and Line of Credit

The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide convertible fixed rate advances to the Bank in an amount up to approximately $53,900,000. All of the Bank’s loans secured by first mortgages on 1-4 family residential, multi-family properties, and commercial properties are pledged as collateral for these advances.

At December 31, 2006 and 2005, FHLB advances consist of the following:

	2006	2005

Long-term advance dated December 27, 2000, requiring monthly interest payments, fixed at 5.00% until conversion option is exercised, principal due in December 2010	$2,000,000	$2,000,000
Long-term advance dated November 1, 2001, requiring monthly interest payments, fixed at 3.94% until November 2006, principal due in November 2011	—	2,000,000
Long-term advance dated April 26, 2002, requiring monthly interest payments, fixed at 4.11% until conversion option is exercised, principal due in April 2012	—	2,000,000
Long-term advance dated September 13, 2002, requiring monthly interest payments, fixed at 3.51% until September 2007, principal due in September 2012	2,000,000	2,000,000
Long-term advance dated January 17, 2003, requiring monthly interest payments, fixed at 2.61% until January 2006, principal due in January 2013	—	4,000,000
Long-term advance dated April 25, 2003, requiring monthly interest payments, fixed at 2.41% until April 2006, principal due in April 2013	—	3,000,000
Long-term advance dated January 23, 2004, requiring monthly interest payments, fixed at 2.50% until January 2007, principal due in January 2014	5,000,000	5,000,000
Long-term advance dated May 27, 2004, requiring monthly interest payments, fixed at 3.46% until May 2007, principal due in May 2014	5,000,000	5,000,000
Long-term advance dated February 9, 2005, requiring monthly interest payments, fixed at 3.86% until February 2010, principal due in February 2015	5,000,000	5,000,000
Long-term advance dated January 20, 2006, requiring monthly interest payments, fixed at 4.18% until January 2011, principal due in January 2016	5,000,000	—
Daily revolving credit advances under agreement dated May 18, 2006, rates are variable based on three-month LIBOR rate, requires monthly interest payments	15,000,000	—
	$39,000,000	$30,000,000

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 9 — Federal Home Loan Bank Advances and Line of Credit – (continued)

Scheduled maturities of the Federal Home Loan Bank advances are as follows:

2007	$15,000,000
2008	—
2009	—
2010	2,000,000
2011	—
Thereafter	22,000,000
Total	$39,000,000

During the fixed rate term, the advances may be prepaid subject to a prepayment penalty as defined in the agreements. The FHLB has the right to convert the fixed rate on the above advances at the end of the initial fixed rate period and on a quarterly basis thereafter. If the conversion option is exercised, the advances will bear interest at the three-month London Interbank Offered Rate (LIBOR) adjusted quarterly at a spread of zero basis points to the LIBOR index. Subsequent to any conversion, the Bank has the option to prepay the advances, in full or in part, without penalty on the conversion date or any subsequent quarterly repricing date.

The $5,000,000 line of credit previously maintained by the Company expired February 28, 2006 and was not renewed. However, during 2006 the Company established an $8,500,000 line of credit with another bank that is secured by 100% of the Bank’s common stock and bears interest at Prime minus 1.50%, due quarterly. Outstanding principal and accrued interest will be due at the maturity date of July 19, 2008. The loan agreement contains certain financial and non-financial quarterly covenants. At December 31, 2006, the Company was not in violation of any covenants with respect to the loan agreement. Borrowings outstanding under the agreements were $500,000 at December 31, 2006. There were no borrowings outstanding at December 31, 2005.

Note 10 — Employee Benefit Plans

401(k) plan:

The Bank has a 401(k) employee benefit plan covering substantially all employees who have completed at least 30 days of service and met minimum age requirements. The Bank’s contribution to the plan is discretionary and was $195,445 for 2006, $142,719 for 2005, and $130,423 for 2004.

Employee Stock Ownership Plan:

The Company has a non-leveraged employee stock ownership plan (ESOP) to which the Company makes 100% of the contributions for purchasing the Company’s common stock, and allocates the contribution among the participants based on regulatory guidelines. The Company’s contribution is discretionary, as determined by the Compensation Committee. Employer contributions are available to all employees after 1,000 hours of service. There are certain age and years-of-service requirements before contributions can be made for the benefit of the employee. The ESOP plan also provides for a three year 100% vesting requirement; therefore employees terminating employment before their third anniversary date will forfeit their accrued benefit under the ESOP. The forfeiture will be re-allocated among the remaining ESOP participants. The Company contributed $248,261 and $82,049 to the ESOP for 2006 and 2005, respectively.

Note 11 — Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 11 — Financial Instruments With Off-Balance-Sheet Risk – (continued)

notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2006 and 2005, undisbursed loan commitments aggregated $65,682,000 and $57,935,000 respectively. In addition, there were outstanding standby letters of credit totaling $2,341,000 and $6,037,000 respectively.

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

The Bank incurred insignificant losses on its commitments during 2006, 2005 and 2004.

Note 12 — Fair Value of Financial Instruments

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

Cash and due from banks:

For cash and due from banks, the carrying amount is a reasonable estimate of fair value.

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
December 31, 2006, 2005 and 2004

Note 12 — Fair Value of Financial Instruments – (continued)

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

Federal Home Loan Bank advances and line of credit:

The carrying amounts of the FHLB advances and the line of credit approximate their fair value.

Commitments to extend credit:

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2006 and 2005, are as follows (in thousands):

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets:
Cash and due from banks	$17,636	$17,636	$14,590	$14,590
Securities	32,590	32,590	30,450	30,449
Federal Home Loan Bank stock	1,332	1,332	1,034	1,034
Loans, net	305,879	305,248	262,009	261,553

Liabilities:
Noninterest-bearing demand deposits	$41,723	$41,723	$42,118	$42,118
Interest-bearing demand deposits	38,160	38,160	33,080	33,080
Savings deposits and money market accounts	56,913	56,913	55,411	55,411
Time deposits	139,021	140,713	121,826	120,828
Federal funds purchased and securities
sold under agreements to repurchase	19,250	19,250	4,791	4,791
Federal Home Loan Bank advances and line of credit	39,500	39,500	30,000	30,000
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	—	—	—	—

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 13 — Contingencies

The Bank is involved in certain claims arising from normal business activities. Management believes that those claims are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or the Company’s consolidated financial position.

Note 14 — Liquidity and Capital Resources

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

Note 15 — Stock Option Plans

The Company has stock option plans which are more fully described below. Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued. For the year ended December 31, 2006, the Company recognized $147,925 in compensation expense for all stock options.

The following table illustrates the effect on the Company’s reported net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation prior to the adoption date:

Stock-based compensation:

	2005	2004

Net income, as reported	$4,324,519	$2,571,083
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of the related tax effects	(61,402)	(49,469)
Pro forma net income	$4,263,117	$2,521,614
Earnings per share:
Basic – as reported	$0.71	$0.52
Basic – pro forma	$0.70	$0.51

Diluted – as reported	$0.66	$0.46
Diluted – pro forma	$0.65	$0.45

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2006		2005		2004

Dividend yield	0.98%		0.98%		0.60%
Expected volatility	11.80%		11.80%		10.00%
Expected life	6.6	years	6.9	years	6.9	years
Risk-free interest rate	5.11%		4.19%		4.16%

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 15 — Stock Option Plans – (continued)

During both 2006 and 2004, the Company’s stock options were subject to 2-for-1 stock dividends. The impact of each dividend was to double the total number of options available under each of the stock option plans and reduce the existing option price in half. The information shown below retroactively reflects the impact of these dividends. The following information more fully describes the Company’s stock option plans.

Board of Directors plan:

The Company has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank’s common stock. On October 15, 1997, the Bank stock options were converted to Company stock options. Only non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Corporation’s stock on the date of grant and the option’s maximum term is ten years. Vesting for options granted during 2004, 2005 and 2006, are 50% on the first and second anniversary of the grant date. At December 31, 2006, the total remaining compensation cost to be recognized on non-vested options is approximately $139,000. A summary of the status of this stock option plan is presented in the following table:

	Years Ended December 31,
	2006			2005		2004
	Shares	Average Exercise Price	Aggregate Intrinsic Value(1)	Shares	Average Exercise Price	Shares	Average Exercise Price

Outstanding at beginning of year	90,000	$3.80		500,000	$2.62	480,000	$2.50
Granted	40,000	13.25		10,000	9.23	20,000	5.44
Exercised	(63,000)	2.55		(418,000)	2.50	—	—
Forfeited	—	—		(2,000)	7.33	—	—
Outstanding at end of year	67,000	$10.61	$394,555	90,000	$3.80	500,000	$2.62
Options exercisable at year-end	22,500	$6.20	$231,818	72,000	$2.91	480,000	$2.50

Weighted-average fair value of Options granted during the year	$3.24			$2.05		$1.44

——————

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the market value of the Company’s stock. The total intrinsic value of options exercised during 2006 was approximately $686,000. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options outstanding at December 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.44	18,000	7.2 Years	$5.44	18,000	$5.44
9.23	9,000	8.2 Years	9.23	4,500	9.23
13.25	40,000	9.2 Years	13.25	—	—
Outstanding at end of year	67,000	8.5 Years	10.61	22,500	6.20

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 15 — Stock Option Plans – (continued)

Information pertaining to non-vested options for the year ended December 31, 2006, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested options, December 31, 2005	18,000	$7.33
Granted	40,000	13.25
Vested	(13,500)	6.20
Forfeited/expired	—	—
Non-vested options, December 31, 2006	44,500	12.84

The total fair value of shares vested during 2006 was $222,750.

Officer and Employee Plans:

The Company has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of the Company’s common stock. The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant. The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary. The options expire ten years from the grant date. At December 31, 2006, the total remaining compensation cost to be recognized on non-vested options is approximately $607,000. A summary of the status of this stock option plan is presented in the following table:

	Years Ended December 31,
	2006			2005		2004
	Shares	Average Exercise Price	Aggregate Intrinsic Value(1)	Shares	Average Exercise Price	Shares	Average Exercise Price

Outstanding at beginning of year	632,500	$4.64		564,400	$3.97	435,000	$3.51
Granted	82,800	13.25		80,300	9.23	137,000	5.44
Exercised	(46,180)	3.54		(5,100)	4.47	(4,500)	4.37
Forfeited	—			(7,100)	3.27	(3,100)	3.29
Outstanding at end of year	669,120	$5.79	$7,169,515	632,500	$4.64	564,400	$3.97
Options exercisable at year-end	367,120	$3.71	$4,695,499	300,900	$3.47	216,220	$3.46
Weighted-average fair value of
Options granted during the year	$3.24			$2.05		$1.44

——————

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the market value of the Company’s stock. The total intrinsic value of options exercised during 2006 was approximately $457,000. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 15 — Stock Option Plans – (continued)

Information pertaining to options outstanding at December 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.25 – $3.75	372,520	4.7 Years	$3.52	326,920	$3.50
5.44	134,000	7.2 Years	5.44	40,200	5.44
9.23	79,800	8.2 Years	9.23	—	—
13.25	82,800	9.2 Years	13.25	—	—
Outstanding at end of year	669,120	6.1 Years	5.79	367,120	3.71

Information pertaining to non-vested options for the year ended December 31, 2006, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested options, December 31, 2005	331,600	$5.72
Granted	82,800	13.25
Vested	(112,400)	4.27
Forfeited/expired	—	—
Non-vested options, December 31, 2006	302,000	8.32

The total fair value of shares vested during 2006 was $1,854,600.

Note 16 — Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s prompt corrective action category for bank capital.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 16 — Regulatory Matters – (continued)

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total capital to risk-weighted assets:
Consolidated	$39,311	12.0%	$26,243	8.0%
Cornerstone Community Bank	35,770	10.9%	26,164	8.0%

Tier I capital to risk-weighted assets:
Consolidated	35,210	10.7%	13,121	4.0%
Cornerstone Community Bank	31,681	9.7%	13,082	4.0%

Tier I capital to average assets:
Consolidated	35,210	10.2%	13,790	4.0%
Cornerstone Community Bank	31,681	9.4%	13,541	4.0%

As of December 31, 2005:
Total capital to risk-weighted assets:
Consolidated	$32,840	11.5%	$22,943	8.0%
Cornerstone Community Bank	29,488	10.5%	22,435	8.0%

Tier I capital to risk-weighted assets:
Consolidated	29,255	10.2%	11,471	4.0%
Cornerstone Community Bank	25,983	9.3%	11,218	4.0%

Tier I capital to average assets:
Consolidated	29,255	10.3%	11,338	4.0%
Cornerstone Community Bank	25,983	9.2%	11,336	4.0%

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 17 — Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income and the related tax effects for the years ended December 31, 2006, 2005 and 2004, is as follows:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Year ended December 31, 2006:
Unrealized holding gains and losses arising during the period	$162,632	$(55,295)	$107,337
Less reclassification adjustment for gains realized in net income	—	—	—
	$162,632	$(55,295)	$107,337

Year ended December 31, 2005:
Unrealized holding gains and losses arising during the period	$(427,257)	$145,268	$(281,989)
Less reclassification adjustment for gains realized in net income	—	—	—
	$(427,257)	$145,268	$(281,989)

Year ended December 31, 2004:
Unrealized holding gains and losses arising during the period	$(97,800)	$33,252	$(64,548)
Less reclassification adjustment for gains realized in net income	—	—	—
	$(97,800)	$33,252	$(64,548)

Note 18 — Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Potential common shares that may be issued by the Company relate to outstanding stock options, determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	2006	2005	2004

Net income	$5,811,600	$4,324,519	$2,571,083
Less: Preferred stock dividends	—	—	—
Net income applicable to common stock	$5,811,600	$4,324,519	$2,571,083
Average number of common shares outstanding	6,481,568	6,091,250	4,980,680
Effect of dilutive stock options	352,630	440,470	617,746
Average number of common shares outstanding used to calculate diluted earnings per common share	6,834,198	6,531,720	5,598,426

During both 2006 and 2004, the Company enacted 2-for-1 split-ups effected in the form of stock dividends. The average number of common shares outstanding and the effect of dilutive stock options for 2005 and 2004 have been retroactively adjusted to reflect these transactions.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 19 — Stock Subscriptions Receivable

Effective October 8, 2004, the Company filed an offering with the Securities and Exchange Commission to sell up to 500,000 shares of newly issued Company common stock. At December 31, 2004, the Company had sold the entire 500,000 shares for an issue price of $15 per share. However, of this amount, there were 119,961 shares of common stock subscribed for which the Company had not yet received funds and issued common stock certificates. The Company recognized stock subscriptions receivable of $1,799,415 as of December 31, 2004, related to this transaction. As shown in the consolidated statements of changes in stockholders’ equity, the stock subscriptions receivable were fully settled and the related common stock certificates were issued during 2005.

Note 20 — Recent Accounting Pronouncements

SFAS 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140” requires an entity to recognize a servicing asset or servicing liability each time it undertakes a contractual obligation to service a financial asset in certain circumstances. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

SFAS 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. SAB 108 did not have a material impact on our 2006 consolidated financial statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 21 — Acquisition

On December 1, 2005, the Company acquired certain assets and assumed liabilities of Eagle for a purchase price of $1,380,000 in cash plus assumption of approximately $1,609,000 in liabilities. Assets acquired, primarily accounts receivable, amounted to approximately $2,140,000. The excess of purchase price over the fair value of the assets acquired of $848,916 was recorded as an intangible asset separable from goodwill, as it pertained to customer relationships, active customer contracts and brand recognition, and met the separability criteria of SFAS No. 141, “Business Combinations” (SFAS 141). The Company is amortizing the intangible assets over their benefit periods which range from 1 to 7 years. The Company recognized amortization expense of $345,388 and $13,500 for the period ended December 31, 2006 and 2005, respectively. Amortization expense for each of the following five years is estimated as follows: 2007 - $107,691; 2008 - $107,691; 2009 - $107,691; 2010 - $107,691; 2011 - $36,382; thereafter $22,882.

The acquisition was accounted for under the provisions of SFAS 141 and the results of operations have been included in the accompanying consolidated financial statements since its date of acquisition. Pro-forma disclosures of the acquisition have not been included, as the overall impact the acquisition was not significant in relation to the Company’s operating results.

Note 22 — Equity Investment

During 2006, the Company invested $3,000,000 for a 25% share of the Appalachian Fund for Growth II partnership (AFG), which is managed by the Southeast Local Development Corporation (General Partner). AFG will use the investments received in formation to make below-market rate senior and subordinated debt products to businesses seeking to build, renovate, expand and equip their business facilities. AFG will target high job creation and retention businesses and businesses providing important community services. The funds will be deployed to help: 1) attract new businesses to its under-served service area by offering creative financing; 2) supply creative financing for businesses to rehabilitate existing distressed properties to facilitate community development: and 3) leverage other private investment into its targeted communities. In return for their investment the Company and the other investors will receive new market tax credits. For 2006 the Company received approximately $150,000 in new market tax credits.

AFG meets the criteria of a VIE outlined in FASBI 46-R. AFG has not been consolidated by the Company as the Company is not the primary beneficiary.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 23 — Quarterly Data (unaudited)

	Years Ended December 31,
	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$7,931,542	$7,533,801	$7,184,095	$6,509,368	$6,067,709	$5,437,881	$4,843,999	$4,322,493
Interest expense	2,932,985	2,781,355	2,437,644	2,154,125	1,873,554	1,641,591	1,427,333	1,135,314

Net interest income, before provision for loan losses	4,998,557	4,752,446	4,746,451	4,355,243	4,194,155	3,796,290	3,416,666	3,187,179

Provision for loan losses	48,800	204,800	475,000	378,000	502,000	349,600	340,000	210,000

Net interest income, after provision for loan losses	4,949,757	4,547,646	4,271,451	3,977,243	3,692,155	3,446,690	3,076,666	2,977,179

Non-interest income	591,689	418,102	668,453	433,012	840,877	491,748	270,378	301,717
Non-interest expenses	3,512,381	2,422,234	2,541,394	2,242,221	2,485,197	1,969,647	1,856,724	1,904,707

Income before income taxes	2,029,065	2,543,514	2,398,510	2,168,034	2,047,835	1,968,791	1,490,320	1,374,189
Income tax expense	582,200	997,065	935,298	812,960	706,116	738,000	578,500	534,000

Net income	$1,446,865	$1,546,449	$1,463,212	$1,355,074	$1,341,719	$1,230,791	$911,820	$840,189

Earnings per common share:
Basic (1)	$0.22	$0.24	$0.23	$0.21	$0.22	$0.20	$0.15	$0.14
Diluted (1)	$0.20	$0.23	$0.22	$0.20	$0.21	$0.18	$0.14	$0.13

——————

(1)

During 2006, the Company enacted a 2-for-1-split-up effected in the form of a stock dividend.  Therefore, previously reported EPS amounts disclosed herein have been retroactively adjusted to reflect this transaction.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 24 — Condensed Parent Information

BALANCE SHEETS

	2006	2005

ASSETS
Cash	$311,073	$516,559
Investment in subsidiaries	33,320,259	27,511,971
Loan to subsidiary	2,869,500	1,428,794
Goodwill	2,541,476	2,541,476
Other assets	158,524	726,626
Total assets	$39,200,832	$32,725,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$517,567	$259,063
Line of credit	500,000	—

Total liabilities	1,017,567	259,063

Stockholders’ equity	38,183,265	32,466,363

Total liabilities and stockholders’ equity	$39,200,832	$32,725,426

STATEMENTS OF INCOME

	2006	2005	2004

Income
Dividends	$590,130	$200,000	$177,039
Interest income	139,935	10,000	—
	730,065	210,000	177,039
Expenses
Interest expense	1,632	—	38,485
Other operating expenses	914,786	263,824	203,881
Loss before equity in undistributed earnings of subsidiary	(186,353)	(53,824)	(65,327)
Equity in undistributed earnings of subsidiary	5,700,951	4,261,344	2,544,910
Income tax benefit	297,002	116,999	91,500
Net income	$5,811,600	$4,324,519	$2,571,083

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Note 24 — Condensed Parent Information – (continued)

STATEMENTS OF CASH FLOWS

	2006	2005	2004

Cash Flows from Operating Activities
Net income	$5,811,600	$4,324,519	$2,571,083
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	147,925	—	—
Equity in undistributed income of subsidiary	(5,700,951)	(4,261,344)	(2,544,910)
Other	895,292	20,818	52,056
Net cash provided by operating activities	1,153,866	83,993	78,229
Cash Flows from Investing Activities
Acquisition of business	—	(1,380,000)	—
Loan to subsidiary	(1,440,706)	(1,428,794)	—
Capital contribution to subsidiary	—	(1,775,000)	(2,750,000)
Net cash used in investing activities	(1,440,706)	(4,583,794)	(2,750,000)
Cash Flows from Financing Activities
Net borrowings (repayments) under line of credit	500,000	—	(400,000)
Purchase of common stock	(206,807)	(82,520)	—
Payment of dividends	(775,138)	(526,476)	(124,316)
Issuance of common stock	563,299	2,949,666	5,679,653
Net cash provided by financing activities	81,354	2,340,670	5,155,337
Net Increase (Decrease) in Cash and Cash Equivalents	(205,486)	(2,159,131)	2,483,566
Cash and Cash Equivalents, beginning of year	516,559	2,675,690	192,124
Cash and Cash Equivalents, end of year	$311,073	$516,559	$2,675,690
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$1,632	$—	$40,503
Income taxes	2,944,000	1,190,850	1,988,062