Form 10-Q
period 2007-03-31
CORNERSTONE BANCSHARES INC
filed 2007-05-15
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to   _________________

Commission File Number: 000-30497

(Exact name of small business issuer as specified in its charter)

Tennessee		62-1173944	.
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

835 Georgia Avenue Chattanooga, Tennessee		37402	.
(Address of principal executive offices)		(Zip Code)

423-385-3000	.
(Registrant’s telephone number, including area code)

Not Applicable	.
(Former name, former address and formal fiscal year, if
changes since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.) (Check one):
Large Accelerated Filer ☐   Accelerated Filer ☐  Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of March 31, 2007 there were 6,515,118 shares of common stock, $1.00 par value per share, issued and outstanding.

CORNERSTONE BANCSHARES, INC.
REPORT ON FORM 10-Q
March 31, 2007

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and in Cornerstone’s Form 10-K, as updated by Item 1A of part II of this Form 10-Q and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Chattanooga, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Cornerstone Community Bank to satisfy regulatory requirements for its expansion plans, (vi) the inability of Cornerstone to achieve its targeted expansion goals in the Knoxville, Tennessee and Dalton, Georgia markets, (vii) the ability of Cornerstone to grow its loan portfolio at historic or planned rates and (viii) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes-Oxley Act of 2002. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements

	Unaudited
	March 31,	December 31,
ASSETS	2007	2006

Cash and due from banks	$11,369,250	$17,635,956
Federal funds sold	-	-
Cash and cash equivalents	11,369,250	17,635,956

Securities available for sale	32,779,306	32,353,380
Securities held to maturity	229,149	236,169
Federal Home Loan Bank stock, at cost	1,356,400	1,332,100
Loans, net of allowance for loan losses of
$4,061,781 at March 31, 2007, $4,258,352 at
December 31, 2006	331,034,826	305,879,013
Bank premises and equipment, net	6,314,255	6,134,009
Accrued interest receivable	2,241,187	2,120,778
Goodwill and amortizable intangibles	3,018,610	3,046,287
Other assets	6,379,972	6,204,541
Total Assets	$394,722,955	$374,942,233

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$43,503,693	$41,722,570
Interest-bearing demand deposits	41,089,081	38,159,718
Savings deposits and money market accounts	48,736,110	56,913,225
Time deposits of $100,000 or more	57,569,963	44,544,335
Time deposits of less than $100,000	103,941,463	94,476,685
Total deposits	294,840,310	275,816,533
Federal funds purchased and securites sold under
agreements to repurchase	18,314,812	19,249,701
Federal Home Loan Bank advances and line of credit	39,250,000	39,500,000
Accrued interest payable	311,732	308,392
Other liabilities	2,427,262	1,884,342
Total Liabilities	355,144,116	336,758,968

Stockholders' Equity
Preferred stock - no par value; 2,000,000 shares
authorized; no shares issued	-	-
Common stock - $l.00 par value; 10,000,000 shares authorized;
6,516,118 and 6,511,848 issued in 2007 and 2006;
6,515,118 and 6,511,848 outstanding in 2007 and 2006	6,515,118	6,511,848
Additional paid-in capital	21,902,946	21,849,006
Retained earnings	11,207,054	9,881,029
Accumulated other comprehensive income	(46,279)	(58,618)
Total Stockholders' Equity	39,578,839	38,183,265
Total Liabilities and Stockholders' Equity	$394,722,955	$374,942,233

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

	Unaudited
	Three months ended
	March 31,
	2007	2006
INTEREST INCOME
Loans, including fees	$7,654,869	$6,125,449
Investment securities	414,762	362,963
Federal funds sold	630	15,895
Other earning assets	2,952	5,061
Total interest income	8,073,213	6,509,368

INTEREST EXPENSE
Interest bearing demand accounts	127,686	91,221
Money market accounts	475,245	389,466
Savings accounts	18,921	19,529
Time deposits of less than $100,000	1,218,070	843,353
Time deposits of more than $100,000	604,311	432,422
Federal funds purchased	192,476	95,890
Securities sold under agreements to repurchase	45,958	16,738
Other borrowings	506,390	265,506
Total interest expense	3,189,057	2,154,125

Net interest income before provision for loan losses	4,884,156	4,355,243
Provision for loan losses	2,000	378,000
Net interest income after the provision for loan losses	4,882,156	3,977,243

NONINTEREST INCOME
Service charges	334,468	191,378
Other income	69,526	241,634
Total noninterest income	403,994	433,012

NONINTEREST EXPENSE
Salaries and employee benefits	1,730,090	1,368,059
Occupancy and equipment expense	347,909	271,995
Other operating expense	607,952	602,167
Total noninterest expense	2,685,951	2,242,221

Income before provision for income taxes	2,600,199	2,168,034
Provision for income taxes	948,422	812,960

NET INCOME	$1,651,777	$1,355,074

EARNINGS PER COMMON SHARE
Basic net income per common share	$0.25	$0.21
Diluted net income per common share	$0.24	$0.20

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.03

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the three months ended March 31,
	Unaudited
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,651,777	$1,355,074
Adjustments to reconcile net income
to net cash provided by (used in) operating actvities:
Provision for loan losses	2,000	378,000
Depreciation and amortization	143,059	144,674
Gain on sale of loans held for sale	50,493	-
Changes in other operating assets and liabilities:
Accrued interest receivable	(120,409)	53,021
Accrued interest payable	3,340	(50,784)
Other assets and liabilities	612,515	(2,155,675)
Net cash provided by (used in) operating activities	2,342,775	(275,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equity investment	-	(3,000,000)
Purchase of investment securities: AFS	(650,000)	(2,000,326)
Proceeds from security transactions: AFS	230,911	896,972
Proceeds from security transactions: HTM	6,964	46,587
Purchase of FHLB Stock	(24,300)	(14,900)
Loan originations and principal collections, net	(25,984,004)	(10,058,675)
Proceeds from sale of other real estate	579,468	-
Purchase of bank premises and equipment	(283,862)	(172,013)
Net cash used in investing activities	(26,124,823)	(14,302,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	19,023,777	17,873,866
Net decrease in securities sold under agreements to repurchase	(934,889)	(1,437,612)
Net Proceeds from Federal Home Loan Bank advances and other borrowings	(250,000)	1,000,000
Dividends paid on common stock	(325,752)	-
Repurchase of common stock	(15,250)
Issuance of common stock	17,456	138,703
Net cash provided by financing activities	17,515,342	17,574,957

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,266,706)	2,996,912

CASH AND CASH EQUIVALENTS, beginning of period	$17,635,956	14,590,499
CASH AND CASH EQUIVALENETS, end of period	$11,369,250	$17,587,411

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for interest	$3,185,717	$2,204,909
Cash paid during the period for taxes	50,000	600,000

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the three months ended March 31, 2007

			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2006		$6,511,848	$21,849,006	$9,881,029	$(58,618)	$38,183,265

Issuance of common stock		-	-	-	-	-
under Director's stock option plan

Issuance of common stock		4,270	13,186	-	-	17,456
under employee compensation
option plan

Tax benefit received from Director's		-	-	-	-	-
stock option exercise

Employee compensation stock			55,004	-	-	55,004
option expense

Dividend - $0.05 per share		-	-	(325,752)	-	(325,752)

Purchase of common stock		(1,000)	(14,250)	-	-	(15,250)

Comprehensive income:

Net income	$1,651,777	-	-	1,651,777	-	1,651,777

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
securities available for sale, net of
reclassification adjustment	12,339	-	-	-	12,339	12,339

Total comprehensive income	$1,664,116

BALANCE, March 31, 2007		$6,515,118	$21,902,946	$11,207,054	$(46,279)	$39,578,839

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business-Cornerstone Bancshares, Inc. (“Cornerstone”) is a bank holding company whose primary business is conducted by its wholly-owned subsidiaries, Cornerstone Community Bank (“Bank”) and Eagle Financial, Inc (“Eagle”). The Bank provides a full range of banking services to the Chattanooga, Tennessee market. The Bank has also established a loan production office (“LPO”) in Dalton, Georgia and an LPO in Knoxville, Tennessee to further enhance the Bank’s lending markets. The Bank specializes in asset based lending, commercial lending and payment processing. Eagle is a commercial factoring company that provides financing to businesses that are relatively new or experiencing significant growth.

 Interim Financial Information (Unaudited)-The financial information in this report for March 31, 2007 and March 31, 2006 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2006 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in March of 2007. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

 Use of Estimates-The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses.

Consolidation-The accompanying consolidated financial statements include the accounts of Cornerstone and its subsidiaries Bank and Eagle. Substantially all intercompany transactions, profits and balances have been eliminated.

Accounting Policies-During interim periods, Cornerstone follows the accounting policies set forth in its 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission. Since December 31, 2006 there have been no significant changes in any accounting principles or practices, or in the method of applying any such principles or practices.

Earnings per Common Share- Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted EPS is computed by dividing income available to common shareholders (numerator) by the adjusted weighted average number of shares outstanding (denominator). The adjusted weighted average number of shares outstanding reflects the potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock resulting in the issuance of common stock that share in the earnings of the entity.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three month periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,
Basic earnings per share calculation:	2007	2006
Numerator: Net income available to common shareholders	$1,651,777	$1,355,074
Denominator: Weighted avg. common shares outstanding	6,512,361	6,430,542
Effect of dilutive stock options	385,534	423,816
Diluted Shares	6,897,895	6,854,358
Basic Earnings per share	$0.25	$0.21
Diluted Earnings per share	$0.24	$0.20

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of SFAS No. 123(R) Share-Based Payment. As a result, for the period ended March 31, 2007, the compensation cost charged to earnings related to the vested incentive stock options was approximately $55,000, which affected basic earnings per share by $0.01 per share.

Officer and Employee Plans-The Company has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of the Company’s common stock. The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant. The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary. The options expire ten years from the grant date. At March 31, 2007, the total remaining compensation cost to be recognized on non-vested options is approximately $740,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted-	Contractual	Aggregate
		Average	Remaining	Intrinsic
		Exercisable	Term	Value
	Number	Price	(in years)	(000’s)
Outstanding at December 31, 2006	669,120	$5.79	6.1 Years	$7,169,515
Granted	51,050	$15.24
Exercised	(4,270)	$3.77
Forfeited	-	-
Outstanding at March 31, 2007	715,900	$6.45	6.0 Years	$6,534,113
Options exercisable at March 31, 2007	472,590	$4.06

The weighted average grant-date fair value of share options granted during the three months ended March 31, 2007 was $3.33. This was determined using the Black-Scholes option pricing model with the following weighted -average assumptions. Dividend Yield: 1.330%, Expected Life: 7.0 years, Expected Volatility: 12.22%, Risk-free Interest Rate: 4.510%

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 Board of Director Plan-The Company has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock. On October 15, 1997, the Bank stock options were converted to Company stock options. Only non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Corporation’s stock on the date of grant and the option’s maximum term is ten years. Vesting for options granted during 2007, are 50% on the first and second anniversary of the grant date. At March 31, 2007, the total remaining compensation cost to be recognized on non-vested options is approximately $145,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted-	Contractual	Aggregate
		Average	Remaining	Intrinsic
		Exercisable	Term	Value
	Number	Price	(in years)	(000’s)
Outstanding at December 31, 2006	67,000	$10.61	8.5 Years	$394,555
Granted	9,000	$15.24
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2007	76,000	$11.09	8.6 Years	$331,578
Options exercisable at March 31, 2007	47,000	$9.44

The weighted average grant-date fair value of share options granted during the three months ended March 31, 2007 was $3.33. This was determined using the Black-Scholes option pricing model with the following weighted -average assumptions. Dividend Yield: 1.330%, Expected Life: 7.0 years, Expected Volatility: 12.22%, Risk-free Interest Rate: 4.510%

Note 3. Stockholder’s Equity

During 2007, Cornerstone’s Board of Director declared the following dividend:

Dividend Rate	Declaration Date	Record Date	Payment Date
(per share)
$0.05	February 28, 2007	March 16, 2007	April 9, 2007

Any determinations relating to future dividends will be made at the discretion of our Board of Directors and will depend on a number of factors, including our earnings, capital requirements, financial conditions, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.

Note 4. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities Available-for-Sale:
U.S. Government agencies	$26,632,446	$69,848	$(214,351)	$26,487,943
State and municipal securities	3,846,984	47,234	(7,308)	3,886,909

Mortgage-backed securities	2,369,964	34,953	(463)	2,404,454
	$32,849,394	$152,035	$(222,123)	$32,779,306
Securities Held-to-Maturity:
Mortgage-backed securities	$229,149	$400	$(289)	$229,260

 CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities Available-for-Sale:
U.S. Government agencies	$26,631,431	$81,949	$(243,160)	$26,470,220

State and municipal securities	3,209,905	51,952	(12,479)	3,249,378

Mortgage-backed securities	2,600,860	32,922	-	2,633,782

	$32,442,196	$166,823	$(255,639)	$32,353,380
Securities Held-to-Maturity:
Mortgage-backed securities	$236,169	$475	$(455)	$236,189

 At March 31, 2007 approximately $27,530,000 of Cornerstone’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

Note 5. Commitments and Contingent Liabilities

In the normal course of business, Cornerstone has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

     Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from Cornerstone under certain prescribed circumstances. Subsequently, Cornerstone would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.

Cornerstone follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each customer’s creditworthiness is evaluated on a case-by-case basis, and the amount of collateral obtained, if any, is based on management’s credit evaluation of the customer. Collateral held varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

     The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, Cornerstone’s maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

     A summary of Cornerstone’s total contractual amount for all off-balance sheet commitments at March 31, 2007 is as follows:

Commitments to extend credit	$65.6 million
Standby letters of credit	$2.4 million

     Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at March 31, 2007 will not have a material effect on Cornerstone’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following is a discussion of our financial condition at March 31, 2007 and December 31, 2006 and our results of operations for the three months ended March 31, 2007 and 2006. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Summary of Quarterly Financial Performance

As of March 31, 2007 Cornerstone had total consolidated assets of $394.7 million, total loans of $331.0 million, total deposits of $294.8 million and stockholders equity of $39.6 million. Net income for the three month period ended March 31, 2007 was $1,651,777.

Results of Operations

Cornerstone’s total consolidated assets as of March 31, 2007 increased $19.8 million from December 31, 2006. Net income for the three months ended March 31, 2007 was $1,651,777 or $0.25 basic earnings per share, compared to $1,355,074, or $0.21 basic earnings per share, for the same period in 2006. The increase in earnings during the three months ended March 31, 2007 represents a 21.90% increase compared to the three months ended March 31, 2006.

The total number of outstanding shares as of the end of the first quarter ended March 31, 2007 was 6,515,118 compared to 6,511,848 at December 31, 2006, an increase of 3,270 shares or .05% from December 31, 2006.

Net income increased 21.90% during the first three months of 2007 compared to the same period ended March 31, 2006. The increase resulted primarily from the $25.1 million or 8.22% expansion of the Bank’s loan portfolio when compared to December 31, 2006. Total average earning assets increased $19.3 million or 5.41% compared to the three months ended December 31, 2006. Eagle also contributed $83 thousand to Cornerstone’s net income for the three months ended March 31, 2007.

The following table summarizes the components of income and expense and the changes in those components for the three month period ended March 31, 2007 compared to the same period ended March 31, 2006.

	For the three months Ended March 31		Change from the prior year
	2007	2006	Amount	%

Interest Income	$8,073	$6,509	$1,564	24.0%
Interest Expense	3,189	2,154	1,035	48.0%

Net interest income before provision for loan loss	4,884	4,355	529	12.1%

Provision for Loan Loss	2	378	(376)	99.4%

Net interest income after provision for loan loss	4,882	3,977	905	22.7%

Total noninterest income	404	433	(29)	6.7%
Total noninterest expense	2,686	2,242	444	19.8%

Income before provision for income taxes	2,600	2,168	432	19.9%
Provision for income taxes	948	813	135	16.6%

NET INCOME	$1,652	$1,355	297	21.9%

For the three months ended March 31, 2007, net interest income before the provision for loan loss, grew $0.5 million or 12.14% over the same period of 2006. With the mix and volume changes and the Federal Reserve Bank’s continued rate adjustments, yields on earning assets increased 63 basis points to 9.03% for the period ended March 31, 2007. Changes in interest bearing liabilities increased interest expense to 4.2% for the three month period ended March 31, 2007 compared to 3.4% for the three month period ended 2006.

Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) remained relatively constant at 4.9% for the three month period ended March 31, 2007 compared to 5.1% for the same period ended March 31, 2006. The net interest margin on a tax equivalent basis decreased from 5.7% for the three month period ended March 31, 2006 to 5.6% for the three month period ended March 31, 2007. The Bank’s management expects the net interest margin to decrease slightly to a more historic level over the remainder of 2007 as liabilities reprice more consistently with assets.

The Bank’s lending staff continues to be successful in attracting new loans and selling participations to banks outside of the Bank’s market area. As in previous quarters, these efforts provided an avenue for increased interest and fee income and allowed the opportunity to pursue new and cultivate existing deposit accounts relative to these loans. Management also anticipates Eagle will enhance its impact on net earnings as the factoring portfolio increases.

Overall, actual deposits remained stable during the first three months of 2007. The Bank offered a Certificate of Deposit (“CDs”) special during the period which resulted in an increase in average time deposits of $15.1 million or 11.4% when compared to December 31, 2006. The Bank also increased average interest bearing checking accounts $3.6 million or 10.4% and non-interest bearing checking accounts increased $1.3 million or 3.4% from December 31, 2006 to March 31, 2007. The increases result from the Bank’s continued emphasis on attracting transaction accounts that should allow the Bank to maintain its above peer average net interest margin. Further, the Bank’s management selects longer-term maturities to reduce its general interest rate risk, and utilizes its federal funds lines of credit as an inexpensive source of funds.

Non-interest income the first three months of 2007 totaled $404,000 which is consistent with the March 31, 2006 non-interest income of $433,000. The Bank’s non-interest income is primarily comprised of electronic payment processing in areas such as Automated Clearing House (“ACH”) transactions and value added and payroll card processing. Management expects to see this portfolio continue to grow with the addition of new products and customers.

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

During the three month period ended March 31, 2007, management maintained the balance sheet in a neutral GAP position due to uncertainness in the current interest rate environment. Cornerstone’s Asset/Liability Committee (“ALCO”), comprised of senior management and members of the Board of Directors, is responsible for sensitivity risk management. The committee utilizes a static gap model and income simulation reports to monitor exposure to equity and income in changing rate environments.

Through the first quarter of 2007, the Bank continued to work on expanding its manpower and capital capacity to provide exceptional customer service in the rapidly growing environment. The Bank is determined to continue to add highly qualified commercial relationship managers as they become available in its market and build the appropriate operational staff to enable them.

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

During the first quarter of 2006, the Bank invested $3 million into a 24.99% ownership interest in the Appalachian Fund for Growth, II, LLC (the “Fund”). The Fund was created to fund $12 million of New Market Tax Credits with a seven year life span awarded by the U.S. Treasury Department to encourage investment in economic development projects in low to moderate census tracts. The Bank joined three other Tennessee banks and is in the process of assisting the Fund with the underwriting of the loans and expects the funds to be deployed prior to the end of 2007. For their efforts the banks will receive tax credits for seven years.

Financial Condition

Earning Assets-Average earning assets for the three months ended March 31, 2007, increased by $49.9 million, or 16.2% compared to the three months ended March 31, 2006. Compared to December 31, 2006, actual earning assets increased by $19.3 million or 5.4%. Management expects average earning assets to grow at a similar pace during the remainder of 2007.

Loan Portfolio-The Bank's average loans for the first three months of 2007 were $320.3 million, an increase of $36.2 million, or 12.7% when compared to December 31, 2006. Actual balances increased to $331.0 million, an increase of 8.2% above the $305.8 million in loans as of December 31, 2006. Cornerstone anticipates loan growth to remain consistent throughout 2007. The majority of growth is in commercial real estate, commercial and industrial (“C&I”) loans. The majority of the C&I loans are collateralized by accounts receivable and inventory.

 Investment Portfolio-The Bank's average investment securities portfolio and Federal Funds Sold only increased $419 thousand or 1.3% for the three months ended March 31, 2007 compared to December 31, 2006. With current market conditions, the Bank’s management believes the existing level of $33 million in investment securities is appropriate and intends to increase the portfolio cautiously. The Bank expects to maintain an investment strategy of making prudent investment decisions with active management of the portfolio to optimize, within the constraints of established policies, an adequate return and value. Investment objectives include, in order of priority, gap management, liquidity, pledging, return, and local community support. The Bank maintains two classifications of investment securities: "Held to Maturity" (HTM) and "Available for Sale" (AFS). The "Available for Sale" securities are carried at fair market value, whereas "Held to Maturity" securities are carried at book value. Net unrealized losses in the "Available for Sale" portfolio totaled to $46,279 and $58,618 at March 31, 2007 and December 31, 2006, respectively.

Deposits-The Bank's average deposits increased by $13.7 million or 5.2 % for the three month period ended March 31, 2007 compared to the same period ended December 31, 2006. During the quarter, the Bank launched a successful campaign to raise funds by offering a certificate of deposit special. Management intends to continue focusing its efforts on attracting core deposits and expects certificates of deposits to increase over the remainder of 2007 as loan growth continues.

Liquidity and Capital Resources.

As of March 31, 2007 the Bank had $39 million of Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings secured by a lien on its one to four family residential mortgage and commercial real estate loan portfolio. These borrowings consisted of $24 million designed with maturities of 10 years with call and put options after a stated conversion date; $15 million is overnight borrowings to use as a source of short term funding as needed. Management believes that FHLB borrowings provide an inexpensive method to reduce interest rate risks by obtaining longer term liabilities to match the typically longer term assets the Bank has on its balance sheet that are usually below the cost of certificates of deposit. The overnight borrowing provides a source of funds for short term shifts in deposit balances. Additionally, the Bank maintains unsecured federal funds lines in the aggregate amount of $37 million under which it can borrow to meet short-term liquidity needs.

 Average stockholders' equity increased by $3.5 million or 9.9% to $39.2 million for the three months ended March 31, 2007.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Average Balance Sheets
Interest Income / Expense and Yield Rates
Taxable equivalent basis
(in thousands)

	Three months ended
	March 31

		2007			2006
Assets	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate

Loans, net of unearned income	$320,296	$7,660	9.49%	$271,650	$6,125	8.95%
Investment securities	37,111	447	5.08%	34,319	363	4.20%
Other earning assets	-	-	0.00%	1,516	21	5.50%
Total earning assets	357,407	8,107	9.03%	307,485	6,509	8.40%
Allowance for loan losses	(4,196)			(3,623)
Cash and other assets	24,935			24,707
TOTAL ASSETS	378,146			328,569

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$38,294	$128	1.33%	$34,551	$91	1.04%
Savings deposits	7,700	19	0.98%	7,894	20	1.01%
MMDA's	44,472	475	4.24%	44,469	389	3.47%
Time deposits under $100,000	99,867	1,218	4.84%	86,137	843	3.88%
Time deposits of $100,000 or more	47,757	604	5.02%	42,826	432	4.00%
Federal funds and securities sold under
agreements to repurchase	20,230	252	4.94%	9,920	113	4.52%
Other borrowings	39,850	437	4.35%	30,656	266	3.44%
Total interest bearing liabilities	298,170	3,133	4.17%	256,453	2,154	3.33%
		$4,974	4.86%		$4,355	5.07%
Noninterest bearing demand deposits	38,315			36,644
Accrued expenses and other liabilities	2,410			1,984
Stockholders' equity	39,252			33,488
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	378,147			328,569

Net interest margin on earning assets			5.52%			5.74%

Net interest spread on earning assets			4.86%			5.07%

Results of Operations-Three months ended March 31, 2007 compared to three months ended March 31, 2006

Net Interest Income- Net interest income is the principal component of a financial institution's income stream and represents the spread between interest and fee income generated from earning assets and the interest expense paid on deposits. The following discussion is on a fully taxable equivalent basis.

Net interest income before loan loss provision for the first three months of 2007 increased $528 thousand or 12.1% above net interest income before loan loss provision for the first three months of 2006. Earning assets outpaced the growth and costs associated with slower paced deposits. Additional commercial lending staff, Eagle, and changes to the deposit mix were all driving factors to the increase in net interest income as well as the continued rate adjustments by the Federal Reserve Bank.

Average earning assets for the period grew to $357.4 million as of March 31, 2007 compared to $307.5 million as of March 31, 2006. This represents an increase of $49.9 million or 16.2%. Yields from these earning assets increased from 8.4% for the three months ended March 31, 2006 to 9.0% during the three months ended March 31, 2007, while total interest bearing liabilities increased from 3.3% in March 2006 to 4.2% in March 2007. This resulted in a net interest spread of 5.1% as of March 2006 and 4.9% as of March 2007. Interest income increased $1.6 million or 24.0% for the three month period compared to the same period ended March 31, 2006. The majority of the increase in interest income was represented by the $25.2 million or 8.2% growth in average loan volume. This additional volume, the portfolio mix and rate changes resulted in a net yield on earning assets of 5.68% as of March 31, 2007. Management anticipates this growth will continue throughout the remainder of 2007 and expects Eagle’s portfolio to grow as well as the experienced staff continues to develop their market.

Interest income on investment securities and other earning assets increased $50,000 or an increase of 13.5% for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006.

As the deposit mix changed and market demands moved rates upward, interest expense also increased $1.0 million or 48.1% for the three month period ended March 31, 2007 compared to the three months ended March 31, 2006. Average interest bearing deposits increased from $216 million for the three months ended March 31, 2006 to $238 million resulting in a 10.3% increase for the three months ended March 31, 2007.

The net interest margin is one ratio management uses to gauge the success of investing non-interest bearing deposits into earning assets. For the three months ended March 31, 2007, the net interest margin was 5.52% compared to 5.74% for the same period of 2006. During the remainder of 2007, management anticipates the net interest margin to decrease as the Federal Reserve discontinues its rate adjustments.

The interest spread decreased 24 basis points from 5.07% for the three month period ended March 31, 2006 to 4.86% for the three month period ended March 31, 2007. This ratio measures the difference between the average yield on earning assets and the average cost of interest bearing liabilities.

The measure the Bank uses, as well as many other financial institutions, to measure this interest rate sensitivity is a GAP report. The report determines the amount of difference between repricing assets and liabilities over a period of time. The period most commonly used by financial institutions is the one year cumulative GAP. Currently the Bank’s balance sheet structure is considered asset sensitive, which means the assets will reprice faster than liabilities. As of March 31, 2007, the Bank’s one year cumulative GAP was 12.43%. The Bank reported 22.26% GAP during the first quarter ended March 31, 2006. This change was largely due to the $15 million short term borrowing mentioned in previous sections.

Management plans to actively manage the balance sheet and during the remainder of 2007 to reduce the asset sensitivity of the Bank to a more neutral position that would not negatively impact earnings if short term interest rates started a downward turn.

Allowance for Loan Losses- The allowance for loan losses represents Cornerstone’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. During the first quarter of 2007 the Bank adopted the new Federal Financial Institutions Examination Council guidance pertaining to loan loss allowance. The new guidance states that a financial institution should use a risk based approach to calculate the appropriate loan loss allowance given the risk profile of the Bank’s loan portfolio. Therefore, given the risk assessment of the Bank’s loan portfolio management allocated an additional provision of $2,000 during the first quarter of 2007. Management believes that the $4 million allowance for loan losses as of March 31, 2007 reflects the full known extent of credit exposure. Although the Bank performs prudent credit underwriting, no assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

Cornerstone Bancshares, Inc. and Subsidiaries
Allowance for Loan Loss

	2007	2006
Quarter Ending	March 31	December 31	September 30	June 30	March 31

Balance at beginning of period	4,258,352	4,399,602	4,284,585	3,891,711	3,545,042
Loans charged-off	(274,276)	(206,356)	(99,193)	(94,342)	(70,476)
Loans recovered	75,705	16,306	9,410	12,216	39,145
Net charge-offs (recoveries)	198,571	190,050	89,783	82,126	31,331
Provision for loan losses charged
to expense	2,000	48,800	204,800	475,000	378,000
Balance at end of period	4,061,781	4,258,352	4,399,602	4,284,585	3,891,711

Allowance for loan losses as a
percentage of average loans
outstanding for the period	1.268%	1.44%	1.531%	1.523%	1.433%

Allowance for loan losses as a
percentage of nonperforming assets
and loans 90 days past due
outstanding for the period	528.190%	287.144%	404.747%	373.547%	113.260%

Annualized QTD net charge-offs as
a percentage of average loans
outstanding for the period	0.251%	0.134%	0.124%	0.117%	0.047%

Annualized YTD net charge-offs as	0.251%	0.138%	0.097%	0.083%	0.047%
a percentage of average loans
outstanding for the period

YTD Average Outstanding Loans	320,296,000	284,105,000	280,166,000	276,512,000	271,650,000

QTD Average Outstanding Loans	320,296,000	295,787,000	287,354,000	281,320,890	271,650,000

Nonperforming assets and loans 90 days past due	769,000	1,483,000	1,087,000	1,147,000	3,436,082

Non-performing Assets- Non-performing assets include loans ninety (90) days past due and still accruing, renegotiated and non-accrual loans, and foreclosed and repossessed properties. The Bank's policy is to place a loan on non-accrual status when payment of principal or interest is contractually 90 or more days past due. At the time a loan is placed on non-accrual status, interest previously accrued but not collected may be reversed and charged against current earnings.

The Bank had the following non-performing assets:

As of March 31, 2007

Loans past due greater than ninety (90) days and still accruing	$0
Non-accrual loans	$1,026,136
Repossessed assets	$58,650
Foreclosed properties	$62,200

As of December 31, 2006:

Loans past due greater than ninety (90) days and still accruing	$0
Non-accrual loans	$734,837
Repossessed assets	$4,500
Foreclosed properties	$776,136

The following table represents the components of non-interest income for the three month period ended March 31, 2007 as compared to March 31, 2006 (dollars in thousands):

NONINTERST INCOME

	Three months ended		2007-2006
	March 31,		Percent
	2007	2006	Increase (decrease)
Service charges and fees	$334	$191	74.9%
Other income	70	242	(71.1%)
TOTAL	$404	$433	(6.7%)

Non-interest Income- Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and profits, commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of residential mortgage loans are included in non-interest income. During the three months ended March 31, 2007, total non-interest income remained consistent at $404 thousand when compared with the $433 thousand earned during the three month period ended March 31, 2006. The non-interest income remained constant due to an increase in electronic payment processing fees which are included in service charges and fees. This increase offset the decrease in other income as a result of the Bank ending a lease arrangement in mid 2006. Management anticipates that electronic payment transactions such as wires, Automated Clearing House (“ACH”) transactions, and payroll card processing will continue to expand as new products and services are added.

The following table represents the components of non-interest expense for the three month period ended March 31, 2007 as compared to March 31, 2006 (dollars in thousands):

NONINTERST EXPENSE

	Three months ended		2007-2006
	March 31,		Percent
	2007	2006	Increase (decrease)
Salary and employee benefits	$1,730	$1,368	26.5%
Occupancy and equipment expense	348	272	27.9%
Other operating expense	608	602	1.0%
TOTAL	$2,686	$2,242	19.8%

Non-interest Expense- Non-interest expense for the three month period ended March 31, 2007 increased by $444 thousand or 19.8% compared to the same three month period in 2006. Expenses for salaries and employee benefits represented $362 thousand of the increase due to the additional administrative lending and other operational staff to support the needs of an expanding financial institution. Additionally, normal pay increases and the addition of compensation expense relating to the staffing of Eagle, which was purchased in December, 2005, have contributed to this increase. For the three months ended March 31, 2007, occupancy and equipment expense increased by $76 thousand or 27.9 % over the same period in 2006. The increased costs were primarily rent expense and janitorial services related to office expansion. The additional offices were necessary to accommodate the additional operation staff necessary for proper infrastructure to support Cornerstone’s growth. All other non-interest expenses for the three month period ended March 31, 2007 increased $6 thousand or 1.0% over the non-interest expenses for the same period ended March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in Cornerstone’s Form 10-K for the year ended December 31, 2006. No material changes in the assumptions used in preparing, or results obtained from, the model have occurred since December 31, 2006.

Item 4.  Evaluation of Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank’s business. In the opinion of Management, no material loss is expected from any of such pending claims or lawsuits.

 ITEM 1A. RISK FACTORS

Growth Strategy-Cornerstone intends to continue pursuing a growth strategy for its business through acquisitions and de novo branching. Cornerstone’s prospects must be considered in light of the risks, expenses and difficulties occasionally encountered by financial services companies in growth stages, including maintaining loan quality, maintaining adequate management personnel and information systems to oversee such growth while maintaining adequate controls and compliance functions. Failure to successfully address the growth effectively and efficiently could have a material adverse effect on Cornerstone’s business, future prospects, financial condition or results of operations and could adversely affect Cornerstone’s ability to successfully implement its business strategy.

Cornerstone may also consider and enter into new lines of business or offer new products or services. Acquisitions and mergers involve a number of risks, including;

The time and costs associated with identifying and evaluating potential acquisitions and merger partners;

Inaccuracies in the estimates and judgments used to evaluate credit, operations, and management and market risks with respect to the target institution;

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

Entry into new markets where Cornerstone lacks experience;

The introduction of new products and services into Cornerstone’s business;

The incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short- term effects on Cornerstone’s results of operations; and

The risk of loss of key employees and customers.

In the case of acquisitions or mergers, the success of integrating the separate operations depends on the ability to consolidate systems, procedures, operations and controls while eliminating redundant costs. Integration difficulties may have an adverse affect on any economic benefits Cornerstone expects to achieve.

Competition-Much of Cornerstone’s recent growth has been focused in the highly competitive Chattanooga metropolitan markets. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in Cornerstone’s primary market areas. Cornerstone’s continued expansion into this market may be impacted if it is unable to meet customer demands or compete effectively with the financial institutions operating in these markets. Cornerstone’s historical accomplishments may not be indicative of future results. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits.

Economic Conditions-Cornerstone’s success significantly depends upon the growth in population, income levels, deposits and housing starts in its market areas. If the communities in which Cornerstone operates do not grow or prevailing economic conditions locally or nationally are unfavorable, Cornerstone’s business may not succeed. Adverse economic conditions in Cornerstone’s specific market areas could reduce its growth rate, affect the ability of its customers to repay their loans to Cornerstone and generally affect its financial condition and results of operations.

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

Liquidity-Cornerstone relies on dividends from the Bank as its primary source of funds. The Bank’s primary source of funds is customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The borrowers’ resources can be adversely affected by changes in economic conditions, adverse trends or events affecting business industry group, reductions in real estate values or markets, natural disasters or international instability. Accordingly, Cornerstone may be required from time to time to rely on secondary sources of liquidity to accommodate any funding needs,. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While Cornerstone believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. Cornerstone may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Credit Risks-The risk of credit losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for credit losses based upon historical experience and regular analysis of the ultimate collectibility of the loan portfolio. Capital could be significantly adversely affected if these assumptions and adjustments in the allowance for loan losses prove to be inadequate to absorb unforeseen losses.

Regulatory-Cornerstone’s growth and expansion plans may be adversely affected by a number of regulatory developments or events. Failure to obtain required regulatory approvals, changes in laws and regulations may prevent or adversely affect Cornerstone’s continued growth and expansion. Cornerstone operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal and state agencies including the Board of Governors of the Federal Reserve Bank (FRB), the FDIC and the Tennessee Department of Financial Institutions. Cornerstone’s regulatory compliance is costly and restricts certain of its activities, including payment of dividends, mergers and acquisitions, investments, loans, and interest rates charged, interest rates paid on deposits and locations of offices. Cornerstone is also subject to capitalization guidelines established by its regulators, which require it to maintain adequate capital to support its growth.

Loss of Key Employees-Cornerstone depends on the strategies and management services of Gregory B. Jones, its Chairman of the Board and Chief Executive Officer. Although Cornerstone has entered into an employment agreement with him, the loss of Mr. Jones’ services could have a material adverse effect on Cornerstone’s business, results of operations and financial condition. Cornerstone is also dependent on certain other key officers who have important customer relationships or are instrumental to its daily operations. Changes in key personnel and their responsibilities may be disruptive to Cornerstone’s business and could have a material adverse effect on Cornerstone’s business, financial condition and results of operations. Cornerstone believes that its future results will also depend in part upon its attracting and retaining highly skilled and qualified management, sales and marketing personnel.

Interest Rate Fluctuations-Changes in interest rates may affect Cornerstone’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rates are highly sensitive to many factors that are beyond Cornerstone’s control, including general economic conditions and the policies of various governmental and regulatory authorities. Accordingly, changes in interest rates up or down could ultimately affect Cornerstone’s earnings. Changes in the level of interest rates also may negatively affect Cornerstone’s ability to originate real estate loans and may lower the value of Cornerstone’s assets.

Risks of Corporate Buyout-As a Tennessee corporation, Cornerstone is subject to various legislative acts which impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. These statutes may delay or prevent offers to acquire Cornerstone and increase the difficulty of consummating any such offers, even if the acquisition of Cornerstone would be in its shareholders’ best interests.

The amount of common stock owned by, and other compensation arrangements with, Cornerstone’s officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose. Also, these arrangements with Cornerstone’s senior management provide for significant payments under certain circumstances following a change in control.

Capital Adequacy and Market Fluctuations-Cornerstone is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. While Cornerstone’s capital resources will satisfy its capital requirements for the foreseeable future, Cornerstone may at some point, however, need to raise additional capital to support its continued growth. Cornerstone’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on its financial performance. We cannot assure you of our ability to raise additional capital if needed on terms acceptable to us.

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

Ability to Pay Dividends-Cornerstone derives its income solely from dividends on the shares of common stock of the Bank. The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Department of Financial Institutions. In addition, the FRB may impose restrictions on Cornerstone’s ability to pay dividends on its common stock. As a result Cornerstone cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

(a)

(b)

(c)	The Company repurchased 1,000 shares of the Company’s common stock during the quarter ended March 31, 2007. The shares were purchased in the open market at a price of $15.25.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(1) Form 8-K dated January 12, 2007 reporting earnings results for the fiscal quarter ended December 31,   2006.
(2) Form 8-K dated February 27, 2007 reporting the declaration of a cash dividend.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: May 14, 2007	/s/ Gregory_B. Jones
Gregory B. Jones, Chairman and Chief Executive Officer

Date: May 14, 2007	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes President and Treasurer

EXHIBIT INDEX

ExhibitNumber	Description

3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004.