Form 10-Q
period 2007-06-30
CORNERSTONE BANCSHARES INC
filed 2007-08-14
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________to

Commission File Number: 000-30497

(Exact name of small business issuer as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

835 Georgia Avenue Chattanooga, Tennessee	37402
(Address of principal executive offices)	(Zip Code)

423-385-3000
(Registrant’s telephone number, including area code)

Not Applicable
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
Yes ☐ No ☒

As of June 30, 2007 there were 6,520,718 shares of common stock, $1.00 par value per share, issued and outstanding.

CORNERSTONE BANCSHARES, INC.
REPORT ON FORM 10-Q
June 30, 2007

TABLE OF CONTENTS

PART I:
Item 1. Consolidated Financial Statements and Notes (Unaudited)	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Evaluation of Controls and Procedures	18

Part II:
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	22
Item 6. Exhibits and Reports on Form 8-K	22

Signatures
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex. 32.1 Section 906 Certification
Ex. 32.2 Section 906 Certification

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and in Cornerstone’s Form 10-K, as updated by Item 1A of part II of this Form 10-Q and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Chattanooga, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Cornerstone Community Bank to satisfy regulatory requirements for its expansion plans, (vi) the inability of Cornerstone to achieve its targeted expansion goals in the Knoxville, Tennessee and Dalton, Georgia markets, (vii) the inability of Cornerstone to grow its loan portfolio at historic or planned rates and (viii) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes-Oxley Act of 2002. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

	Unaudited
	June 30,	December 31,
ASSETS	2007	2006

Cash and due from banks	$18,837,556	$17,635,956
Federal funds sold	-	-
Cash and cash equivalents	18,837,556	17,635,956

Securities available for sale	33,026,566	32,353,380
Securities held to maturity	220,114	236,169
Federal Home Loan Bank stock, at cost	1,911,600	1,332,100
Loans, net of allowance for loan losses of
$4,241,303 at June 30, 2007 and $4,258,352 at
December 31, 2006	352,841,538	305,879,013
Bank premises and equipment, net	6,446,433	6,134,009
Accrued interest receivable	2,264,379	2,120,778
Goodwill and amortizable intangibles	3,002,556	3,046,287
Other assets	6,207,042	6,204,541
Total Assets	$424,757,784	$374,942,233

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$45,589,496	$41,722,570
Interest-bearing demand deposits	40,584,518	38,159,718
Savings deposits and money market accounts	45,980,315	56,913,225
Time deposits of $100,000 or more	65,710,833	44,544,335
Time deposits of less than $100,000	99,747,510	94,476,685
Total deposits	297,612,672	275,816,533
Federal funds purchased and securites sold under
agreements to repurchase	31,262,753	19,249,701
Federal Home Loan Bank advances and line of credit	53,000,000	39,500,000
Accrued interest payable	268,489	308,392
Other liabilities	1,826,422	1,884,342
Total Liabilities	383,970,336	336,758,968

Stockholders' Equity
Preferred stock - no par value; 2,000,000 shares
authorized; no shares issued	-	-
Common stock - $l.00 par value; 10,000,000 shares authorized;
6,522,718 and 6,511,848 issued in 2007 and 2006;
6,520,718 and 6,511,848 outstanding in 2007 and 2006	6,520,718	6,511,848
Additional paid-in capital	21,992,619	21,849,006
Retained earnings	12,445,155	9,881,029
Accumulated other comprehensive income	(171,044)	(58,618)
Total Stockholders' Equity	40,787,448	38,183,265
Total Liabilities and Stockholders' Equity	$424,757,784	$374,942,233

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

	Unaudited		Unaudited
	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$8,292,225	$6,779,975	$15,952,120	$12,907,168
Investment securities	420,665	388,778	835,427	751,741
Federal funds sold	4,460	10,885	5,091	26,780
Other earning assets	25,737	4,457	57,737	9,518
Total interest income	8,743,087	7,184,095	16,850,375	13,695,207

INTEREST EXPENSE
Interest bearing demand accounts	134,961	106,021	262,811	197,242
Money market accounts	460,901	552,044	936,146	941,509
Savings accounts	19,112	19,429	37,869	38,957
Time deposits of less than $100,000	1,277,793	875,902	2,495,863	1,719,255
Time deposits of more than $100,000	748,957	457,390	1,353,267	889,812
Federal funds purchased	211,278	113,173	403,754	209,063
Securities sold under agreements to repurchase	43,846	32,864	89,804	49,602
Other borrowings	572,459	280,821	1,022,858	548,072
Total interest expense	3,469,307	2,437,644	6,602,372	4,593,512

Net interest income before provision for loan losses	5,273,780	4,746,451	10,248,003	9,101,695
Provision for loan losses	235,000	475,000	237,000	853,000
Net interest income after the provision for loan losses	5,038,780	4,271,451	10,011,003	8,248,695

NONINTEREST INCOME
Service charges	233,472	215,275	453,087	406,653
Other income	205,932	453,178	377,881	694,814
Total noninterest income	439,404	668,453	830,968	1,101,467

NONINTEREST EXPENSE
Salaries and employee benefits	1,824,901	1,597,437	3,554,991	2,965,496
Occupancy and equipment expense	365,803	244,211	686,711	491,933
Other operating expense	821,004	699,746	1,533,595	1,326,187
Total noninterest expense	3,011,708	2,541,394	5,775,297	4,783,616

Income before provision for income taxes	2,466,476	2,398,510	5,066,674	4,566,546
Provision for income taxes	902,289	935,298	1,850,711	1,748,258

NET INCOME	$1,564,187	$1,463,212	$3,215,963	$2,818,288

EARNINGS PER COMMON SHARE
Basic net income per common share	$0.24	$0.23	$0.49	$0.44
Diluted net income per common share	$0.23	$0.21	$0.47	$0.41

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.03	$0.10	$0.06

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Unaudited
	Six months ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,215,963	$2,818,288
Adjustments to reconcile net income
to net cash provided by operating actvities:
Provision for loan losses	237,000	853,000
Depreciation and amortization	166,882	294,514
Loss / (Gain) on sale of loans held for sale and other assets	76,874	(77,015)
Changes in other operating assets and liabilities:
Accrued interest receivable	(143,601)	(59,008)
Accrued interest payable	(39,903)	20,450
Other assets and liabilities	(92,703)	(1,842,615)
Net cash provided by operating activities	3,420,512	2,007,614

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equity investment	-	(3,000,000)
Purchase of investment securities: AFS	(4,636,650)	(3,990,346)
Proceeds from security transactions: AFS	3,899,961	1,256,780
Proceeds from security transactions: HTM	16,103	56,884
Purchase of FHLB Stock	(579,500)	(262,500)
Loan originations and principal collections, net	(48,102,690)	(22,384,435)
Proceeds from sale of bank equipment	-	1,962,935
Proceeds from sale of other real estate	1,021,191	806,906
Purchase of bank premises and equipment	(537,105)	(286,712)
Net cash used in investing activities	(48,918,690)	(25,840,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	21,796,139	62,732
Net increase in securities sold under agreements to repurchase	12,013,052	9,900,504
Net proceeds from Federal Home Loan Bank advances and other borrowings	13,500,000	11,000,000
Dividends paid on common stock	(651,888)	(193,397)
Purchase of common stock	(30,450)	(50,250)
Issuance of common stock	72,925	257,843
Net cash provided by financing activities	46,699,778	20,977,432

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,201,600	(2,855,442)

CASH AND CASH EQUIVALENTS, beginning of period	17,635,956	14,590,499
CASH AND CASH EQUIVALENETS, end of period	$18,837,556	$11,735,057

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for interest	$6,642,275	$4,573,062
Cash paid during the period for taxes	1,575,600	1,267,343

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the six months ended June 30, 2007

			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2006		$6,511,848	$21,849,006	$9,881,029	$(58,618)	$38,183,265

Issuance of common stock		10,870	62,055	-	-	72,925
under employee compensation
option plan

Employee compensation stock			110,008	-	-	110,008
option expense

Dividend - $0.10 per share		-	-	(651,837)	-	(651,837)

Purchase of common stock		(2,000)	(28,450)	-	-	(30,450)

Comprehensive income:

Net income	$3,215,963	-	-	3,215,963	-	3,215,963

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
securities available for sale, net of
reclassification adjustment	(112,426)	-	-	-	(112,426)	(112,426)

Total comprehensive income	$3,103,537

BALANCE, June 30, 2007		$6,520,718	$21,992,619	$12,445,155	$(171,044)	$40,787,448

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

Interim Financial Information (Unaudited)-The financial information in this report for June 30, 2007 and June 30, 2006 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2006 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in March of 2007. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,
Basic earnings per share calculation:	2007	2006
Numerator: Net income available to common shareholders	$1,564,187	$1,463,212

Denominator: Weighted avg. common shares outstanding	6,519,213	6,491,094
Effect of dilutive stock options	371,871	344,766
Diluted Shares	6,891,084	6,835,860

Basic Earnings per share	$0.24	$0.23
Diluted Earnings per share	$0.23	$0.21

The following is a summary of the basic and diluted earnings per share for the six month periods ended June 30, 2007 and 2006.

	Six Months Ended June 30,
Basic earnings per share calculation:	2007	2006
Numerator: Net income available to common shareholders	$3,215,963	$2,818,288

Denominator: Weighted avg. common shares outstanding	6,516,806	6,460,984
Effect of dilutive stock options	379,463	343,068
Diluted Shares	6,896,269	6,804,052

Basic Earnings per share	$0.49	$0.44
Diluted Earnings per share	$0.47	$0.41

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of SFAS No. 123(R) Share-Based Payment. As a result, for the period ended June 30, 2007, the compensation cost charged to earnings related to the vested incentive stock options was approximately $110,000, which reduced basic earnings per share by $0.02 per share.

Officer and Employee Plans-The Company has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of the Company’s common stock. The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant. The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary. The options expire ten years from the grant date. At June 30, 2007, the total remaining compensation cost to be recognized on non-vested options is approximately $712,000. A summary of the status of this stock option plan is presented in the following table:

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Number	Weighted- Average Exercisable Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2006	669,120	$5.79	6.1 Years	$7,169,515
Granted	53,800	$15.24
Exercised	(5,870)	$3.77
Forfeited	(1,650)	$14.03
Outstanding at June 30, 2007	715,400	$6.45	5.7 Years	$6,602,792
Options exercisable at June 30, 2007	470,990	$4.06

The weighted average grant-date fair value of share options granted during the six months ended June 30, 2007 was $3.33. This was determined using the Black-Scholes option pricing model with the following weighted -average assumptions. Dividend Yield: 1.330%, Expected Life: 7.0 years, Expected Volatility: 12.22%, Risk-free Interest Rate: 4.510%

Board of Directors Plan-The Company has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock. On October 15, 1997, the Bank stock options were converted to Company stock options. Only non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Corporation’s stock on the date of grant and the option’s maximum term is ten years. Vesting for options granted during 2007, are 50% on the first and second anniversary of the grant date. At June 30, 2007, the total remaining compensation cost to be recognized on non-vested options is approximately $127,000. A summary of the status of this stock option plan is presented in the following table:

	Number	Weighted- Average Exercisable Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2006	67,000	$10.61	8.5 Years	$394,555
Granted	9,000	$15.24
Exercised	(5,000)	$9.32
Forfeited	(2,000)	$13.25
Outstanding at June 30, 2007	69,000	$11.23	8.1 Years	$297,124
Options exercisable at June 30, 2007	42,000	$9.45

The weighted average grant-date fair value of share options granted during the six months ended June 30, 2007 was $3.33. This was determined using the Black-Scholes option pricing model with the following weighted -average assumptions. Dividend Yield: 1.330%, Expected Life: 7.0 years, Expected Volatility: 12.22%, Risk-free Interest Rate: 4.510%

Note 3. Stockholder’s Equity

During 2007, Cornerstone’s Board of Director declared the following dividends:

Dividend Rate	Declaration Date	Record Date	Payment Date
(per share)
$0.05	February 28, 2007	March 16, 2007	April 9, 2007
$0.05	May 29, 2007	June 18, 2007	July 6, 2007

Any determinations relating to future dividends will be made at the discretion of our Board of Directors and will depend on a number of factors, including our earnings, capital requirements, financial conditions, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available-for-Sale:
U.S. Government agencies	$28,620,258	$-	$(287,632)	$28,332,626

State and municipal securities	2,552,153	23,537	(28,685)	2,547,005

Mortgage-backed securities	2,113,295	33,640	-	2,146,935
	$33,285,707	$57,177	$(316,317)	$33,026,566

Securities Held-to-Maturity:
Mortgage-backed securities	$220,114	$339	$(469)	$219,984

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available-for-Sale:
U.S. Government agencies	$26,631,431	$81,949	$(243,160)	$26,470,220

State and municipal securities	3,209,905	51,952	(12,479)	3,249,378

Mortgage-backed securities	2,600,860	32,922	-	2,633,782
	$32,442,196	$166,823	$(255,639)	$32,353,380
Securities Held-to-Maturity:
Mortgage-backed securities	$236,169	$475	$(455)	$236,189

At June 30, 2007 approximately $27,530,000 of Cornerstone’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

Note 5. Loans and Allowance for Loan Losses

At June 30, 2007 and December 31, 2006 loans are summarized as follows (in thousands):

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$107,088	30.0%	$98,542	31.8%
Real estate-construction	66,347	18.6%	57,606	18.6%
Real estate-mortgage	53,856	15.1%	48,700	15.7%
Real estate-commercial	123,904	34.7%	99,197	32.0%
Consumer loans	5,887	1.6%	6,092	2.0%
Total loans	$357,082	100.0%	$310,137	100.0%

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of transactions in the allowance for loan losses for the periods ended June 30, 2007 and December 31, 2006 is as follows:

	2007	2006
Balance, beginning of period	$4,258	$3,545
Loans charged-off	(330)	(470)
Recoveries of loans previously charged-off	76	77
Provision for loan losses	237	1,106
Balance, end of period	$4,241	$4,258

Note 6. Commitments and Contingent Liabilities

In the normal course of business, the Bank has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions, thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from the Bank under certain prescribed circumstances. Subsequently, the Bank would then seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.

The Bank follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each customer’s creditworthiness is evaluated on a case-by-case basis, and the amount of collateral obtained, if any, is based on management’s credit evaluation of the customer. Collateral held varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, the Bank’s maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at June 30, 2007 is as follows:

Commitments to extend credit	$69.1 million
Standby letters of credit	$2.6 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at June 30, 2007 will not have a material effect on Cornerstone’s consolidated financial statements.

CORNERSTONE BANCSHARES, INC.
CONSOLIDATED AVERAGE BALANCE
INTEREST INCOME/EXPENSE AND
YIELD/RATES
Taxable Equivalent Basis	Three months ended
(in thousands)	June 30

Assets	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	346,802	$8,292	9.59%	281,321	$6,780	9.67%
Investment securities	36,691	421	4.78%	36,379	389	4.40%
Other earning assets	1,993	30	6.04%	666	15	9.04%
Total earning assets	385,486	$8,743	9.11%	318,366	$7,184	9.06%
Allowance for loan losses	(4,066)			(4,051)
Cash and other assets	24,557			24,084
TOTAL ASSETS	$405,977			$338,399

Liabilities and Shareholder's Equity

Interest bearing liabilities:
Interest bearing demand deposits	$38,863	$135	1.39%	$36,149	$106	1.18%
Savings deposits	7,619	19	1.01%	7,755	19	0.98%
MMDA's	42,825	461	4.32%	53,011	552	4.18%
Time deposits of $100,000 or less	102,634	1,278	4.99%	82,894	876	4.24%
Time deposits of $100,000 or more	60,871	749	4.94%	41,613	457	4.40%
Federal funds purchased and securities
sold under agreements to repurchase	21,467	256	4.78%	13,653	146	4.29%
Other borrowings	49,588	572	4.63%	30,143	282	3.75%
Total interest bearing liabilities	323,867	3,470	4.30%	265,219	2,438	3.69%
Net interest spread		$5,274	4.82%		$4,746	5.38%
Noninterest bearing demand deposits	38,965			36,032
Accrued expenses and other liabilities	2,472			2,279
Shareholder's equity	40,674			34,870
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$405,977			$338,399
Net yield on earning assets			5.50%			5.99%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		16			10
Total adjustment		16			10

CORNERSTONE BANCSHARES, INC.
CONSOLIDATED AVERAGE BALANCE
INTEREST INCOME/EXPENSE AND
YIELD/RATES

Taxable Equivalent Basis	Year-to-Date
(in thousands)	June 30

Assets	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$333,622	$15,952	9.64%	$276,512	$12,907	9.41%
Investment securities	36,900	835	4.69%	35,354	752	4.41%
Other earning assets	2,072	63	6.13%	1,089	36	6.67%
Total earning assets	372,594	$16,850	9.13%	312,955	$13,695	8.84%
Allowance for loan losses	(4,131)			(3,838)
Cash and other assets	23,675			24,394
TOTAL ASSETS	$392,138			$333,511

Liabilities and Shareholder's Equity

Interest bearing liabilities:
Interest bearing demand deposits	$38,580	$262	1.37%	$35,356	$197	1.12%
Savings deposits	7,660	38	1.01%	7,824	39	1.01%
MMDA's	43,644	936	4.33%	48,764	942	3.90%
Time deposits of $100,000 or less	101,258	2,496	4.97%	84,507	1,719	4.10%
Time deposits of $100,000 or more	54,350	1,353	5.02%	42,216	890	4.25%
Federal funds purchased and securities
sold under agreements to repurchase	20,852	494	4.78%	11,796	259	4.43%
Other borrowings	44,746	1,022	4.61%	30,398	548	3.64%
Total interest bearing liabilities	311,090	6,602	4.28%	260,861	4,594	3.55%
Net interest spread		$10,248	4.85%		$9,101	5.29%
Noninterest bearing demand deposits	38,641			36,336
Accrued expenses and other liabilities	2,440			2,131
Shareholder's equity	39,967			34,183
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$392,138			$333,511
Net yield on earning assets			5.56%			5.89%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		23			21
Total adjustment		23			21

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

The following is a discussion of our financial condition at June 30, 2007 and December 31, 2006 and our results of operations for the three and six months ended June 30, 2007 and 2006. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of June 30, 2007 Cornerstone had total consolidated assets of $424.8 million, total loans of $352.8 million, total deposits of $297.6 million and stockholders equity of $40.8 million. Net income for the three and six month period ended June 30, 2007 was $1,564,187 and $3,215,963, respectively.

Results of Operations

Net income for the three months ended June 30, 2007 was $1,564,187 or $0.24 basic earnings per share, compared to $1,463,212 or $0.23 basic earnings per share, for the same period in 2006. The increase in earnings during the three months ended June 30, 2007 represents a 6.9% increase compared to the three months ended June 30, 2006. Net income for the six months ended June 30, 2007 was $3,215,963 or $0.49 basic earnings per share, compared to $2,818,288 or $0.44 basic earnings per share, for the same period in 2006. The increase in earnings during the six months ended June 30, 2007 represents a 14.1% increase compared to the six months ended June 30, 2006. The Bank’s continued success in expanding its loan portfolio is the primary reason for the increase in income from 2006 to 2007.

The following table presents our results for the three and six months ended June 30, 2007 and 2006.

			2007-2006			2007-2006
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Interest Income	$8,743	$7,184	21.7%	$16,850	$13,695	23.0%
Interest Expense	3,469	2,438	42.3%	6,602	4,594	43.7%

Net interest income before
provision for loan loss	5,274	4,746	11.1%	10,248	9,101	12.6%
Provision for Loan Loss	235	475	(50.5)%	237	853	(72.2)%

Net interest income after
provision for loan loss	5,039	4,271	18.0%	10,011	8,248	21.4%

Total noninterest income	439	668	(34.3)%	831	1,102	(24.6)%
Total noninterest expense	3,012	2,541	18.5%	5,775	4,784	20.7%

Income before income taxes	2,466	2,398	2.8%	5,067	4,566	11.0%
Provision for income taxes	902	935	(3.5)%	1,851	1,748	5.9%

Net Income	$1,564	$1,463	6.9%	$3,216	$2,818	14.1%

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities. Net Interest income is also the most significant component of our earnings. For the three months ended June 30, 2007, net interest income before the provision for loan loss, increased $528 thousand or 11.1% over the same period of 2006. For the six months ended June 30, 2007, net interest income before the provision for loan loss, increased $1,147 thousand or 12.6% over the same period of 2006. Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) was 4.85% for the six month period ended June 30, 2007 compared to 5.29% for the same period in 2006. The net interest margin on a tax equivalent basis was 5.56% for the six month period ended June 30, 2007 compared to 5.89% for the same period in 2006. Management expects that downward pressure will continue to be exerted on the net interest margin for the remainder of 2007 as the cost of deposits continues to increase. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The Bank’s loan yields increased from 9.41% for the first six months of 2006 to 9.64% for the first six months of 2007, whereas loan yields decreased from 9.67% for the three months ended June 30, 2006 compared to 9.59% for the three months ended June 30, 2007. While, the Bank’s lending staff continues to be successful in attracting new loans and selling participations to banks outside of the Bank’s market area, additional competition has intensified in the Bank’s local market resulting in a slight decrease in loan yields for the most current three month period.

As mentioned previously the Bank expects continued pressure on the net interest margin due to market conditions, such as increased competition in Cornerstone’s primary deposit market. Therefore, the Bank has elected to grow its funding base with a variety of solutions including local market CD specials, brokered deposits and borrowings from the Federal Home Loan Bank (the “FHLB”). As of June 30, 2007 borrowings from FHLB totaled $53 million with an interest cost of 4.58%. The Bank’s Asset Liability Committee continues to monitor and explore new avenues for depository accounts and funding solutions. An example of this is the Bank’s recent expansion of its electronic payroll processing operations.

For the six month period ended June 30, 2007, the Bank’s investment portfolio resulted in a yield of 4.69% compared to 4.41% for the same time period in 2006. The Bank continues its bias towards loans and is currently purchasing securities primarily for pledging requirements.

 Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $235,000 and $475,000 for the three months ended June 30, 2007 and 2006, respectively. The provision for loan losses amounted to $237,000 and $853,000 for the six months ended June 30, 2007 and 2006, respectively. Other matters relating to the changes in provision for loan losses are presented below:

During the second quarter of 2007, the Bank identified a customer relationship in its asset based lending program totaling approximately $5.8 million in which management detected an alleged customer fraud. Management is currently in the process of evaluating its collateral position, the loans’ present value of expected future cash flows and the loans’ observable market price in accordance with SFAS 114 to properly recognize any impairment. As management is able to obtain additional, reliable information, additional reserves may be required. To date, the customer has continued to make its contractual interest payments. This customer relationship may affect loan asset quality ratios in the 3rd quarter of 2007.

Non Interest Income-Items reported as non interest income include service charges on checking accounts, insufficient funds charges, automated clearing house (“ACH”) processing fees and the Bank’s secondary mortgage department earnings. Increases in income derived from service charges and ACH fees are primarily a function of the Bank’s growth while fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period.

The following table presents the components of non interest income for the three and six months ended June 30, 2007 and 2006 (dollars in thousands).
			2007-2006			2007-2006
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2007	2006	(decrease)	2007	2006	(decrease)
Service charges on deposit accounts	$233	$215	8.5%	$453	$406	11.4%
Other fee income	206	453	(54.6%)	378	695	(45.6%)
Total non interest income	$439	$668	(34.3%)	$831	$1,101	(24.6%)

Significant matters relating to the changes to non interest income are presented below:

Service charges on deposits increased as a result of the growth in demand deposits and interest demand deposits.

The Bank created a new line of business during the first six months of 2007. A major service provider for the payroll processor industry recently terminated most of its processors in order to pursue its core bank lines of business. Cornerstone recognized this as an opportunity and has built the program and infrastructure to service this sector of ACH processing. The Bank plans to operate with ten processors in a beta phase and grow the line of business in 2008. This line of business has the ability to produce a material amount of non-interest income with a relatively low amount of credit and transaction risk.

One of the major components in other fee income was the Bank’s lease income. The Bank had entered into an operating lease agreement with one of its customers that resulted in monthly lease income to the Bank. The lease has been terminated with the customer, which has purchased the assets. Currently, the Bank has no income from lease agreements.

 Non Interest Expense-Items reported as non interest expense include salaries and employee benefits, occupancy and equipment expense and other operating expense.

The following table presents the components of non interest expense for the three and six months ended June 30, 2007 and 2006 (dollars in thousands).

			2007-2006			2007-2006
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2007	2006	(decrease)	2007	2006	(decrease)
Salaries and employee benefits	$1,825	$1,597	14.3%	$3,555	$2,965	19.9%
Occupancy and equipment expense	366	244	50.0%	687	492	39.6%
Other operating expense	821	700	17.3%	1,534	1,326	15.6%
Total non interest expense	$3,012	$2,541	18.5%	$5,776	$4,783	20.7%

Significant matters relating to the changes to non interest expense are presented below:

As of December 2006 Cornerstone had 98 full time equivalent employees. By June 2007, the number of full time equivalent employees had increased to 110. The positions filled by these employees included four additional relationship managers and two employees in the Bank’s ACH processing department. The addition of these employees as well as the additional staff hired should have a positive impact on the Bank’s growth and performance as the year progresses.

Occupancy and equipment expense has increased from prior periods in part due to the relocation of the Bank’s downtown branch and Cornerstone’s corporate headquarters. While the relocation has increased expenses, the Bank’s presence in downtown Chattanooga, Tennessee makes it more accessible to existing customers as well as potential new customers. The Bank also opened two loan production offices during the first half of 2007; one in Knoxville, Tennessee and one in Dalton, Georgia.

Financial Condition

Overview-Cornerstone’s consolidated balance sheet reflects significant growth since December 31, 2006. Total assets increased $49.8 million or 13.3% from $375 million as of December 31, 2006 to $425 million as of June 30, 2007. The primary component of the growth continues to be the Bank’s loan portfolio. Total loans increased $47 million or 15.1% from $310 as of December 31, 2006 to $357 million as of June 30, 2007.

Securities-The Bank’s investment portfolio, primarily consisting of Federal Agency, mortgage-backed securities and municipal securities, amounted to $33.2 million as of June 30, 2007 compared to $32.6 million as of December 31, 2006. The investment portfolio is intended to provide the Bank with a stable and reliable source of income, collateral for pledging and liquidity.

Loans-The composition of loans at June 30, 2007 and at December 31, 2006 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$107,088	30.0%	$98,542	31.8%
Real estate-construction	66,347	18.6%	57,606	18.6%
Real estate-mortgage	53,856	15.1%	48,700	15.7%
Real estate-commercial	123,904	34.7%	99,197	32.0%
Consumer loans	5,887	1.6%	6,092	2.0%
Total loans	$357,082	100.0%	$310,137	100.0%

 Allowance for Loan Losses-The allowance for loan losses represents Cornerstone’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. During the first quarter of 2007 the Bank adopted the new Federal Financial Institutions Examination Council guidance pertaining to loan loss allowance. The new guidance states that a financial institution should use a risk based approach to calculate the appropriate loan loss allowance given the risk profile of the Bank’s loan portfolio. Although the Bank performs prudent credit underwriting, no assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2007 and for the year ended December 31, 2006 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	2007	2006
Balance, beginning of period	$4,258	$3,545
Loans charged-off	(330)	(470)
Recoveries of loans previously charged-off	76	77
Provision for loan losses	237	1,106
Balance, end of period	$4,241	$4,258

Total Loans	$357,082	$310,137

Ratio of allowance for loan losses to loans
outstanding at the end of the period	1.19%	1.37%
Ratio of net charge-offs to average loans
outstanding for the period	0.07%	0.13%

Non-Performing Assets-The specific economic and credit risks associated with the Bank’s loan portfolio include, but are not limited to, a general downturn in the economy which could affect employment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and violation of laws and regulations.

The Bank attempts to reduce these economic and credit risks with adherence to a lending policy approved by the Bank’s board of directors. The Bank’s lending policy establishes loan to value limits, collateral perfection, credit underwriting criteria and other acceptable lending standards. The Bank classifies loans that are ninety (90) days past due and still accruing interest, renegotiated, non-accrual loans, foreclosures and repossessed property as non-performing assets. The Bank’s policy is to categorize a loan on non-accrual status when payment of principal or interest is contractually ninety (90) or more days past due. At the time the loan is categorized as non-accrual the interest previously accrued but not collected may be reversed and charged against current earnings.

The following table presents the Bank’s non-performing assets (dollars in thousands):

	As of June 30,	As of December 31,
	2007	2006
Loans past due greater than ninety (90) days and still accruing	$	$
Non-accrual loans	190	1,102
Repossessed assets	46	0
Foreclosed properties	185	380
Total non-performing assets	$421	$1,482
Total loans outstanding	$357,082	$310,137
Ratio of nonperforming assets to total loans outstanding
at the end of the period	0.12%	0.48%
Ratio of nonperforming assets to total allowance for loan
losses at end of period	9.93%	34.81%

Deposits and Other Borrowings-The Bank’s deposits consist of non-interest bearing demand deposits, interest bearing demand accounts, savings and money market accounts, and time deposits. The Bank has agreements with some customers to sell certain of our securities under agreements to repurchase the security the following day. The Bank has also obtained advances from the Federal Home Loan Bank.

The following table presents the Bank’s deposits and other borrowings as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is classified as non-core.

	June 30, 2007		December 31, 2006
Core funding:	Amount	Percent	Amount	Percent
Non interest bearing demand deposits	$45,589	11.9%	$41,723	12.5%
Interest-bearing demand deposits	40,585	10.6%	38,160	11.4%
Savings & money market accounts	45,980	12.0%	56,913	17.0%
Time deposits under $100,000	99,748	26.1%	94,477	28.2%
Total core funding	231,902	60.7%	$231,273	69.1%
Non-core funding:
Time deposit accounts greater than $100,000
Public funds	$149	0.0%	$0	0.0%
Brokered deposits	16,016	4.2%	1,140	0.3%
Other time deposits	49,545	13.0%	43,404	13.0%
Federal funds purchased	22,790	6.0%	14,645	4.4%
Securities sold under agreements to repurchase	8,473	2.2%	4,605	1.4%
Federal Home Loan Bank advances	53,000	13.9%	39,500	11.8%
Total non-core funding	$149,973	39.3%	$103,294	30.9%
Total	$381,875	100.0%	$334,567	100.0%

An additional source of funding for the Bank is brokered deposits. These deposits allow the Bank to obtain deposits at lower interest rates than alternative sources. The deposits are generally purchased in sums of at least $1 million with stated terms and maturities. The Bank has increased the amount of brokered deposits since December 31, 2006 to accommodate the increase in loans during the same time period.

Federal funds purchased are lines of credit established with other financial institutions that allow the Bank to meet short term funding requirements. These lines can be used as frequently as daily with large variations in balances depending upon the Bank’s immediate funding requirements. As of June 30, 2007 the Bank had established $32 million in available federal funds lines.

Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings are secured by certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. Management believes that FHLB borrowings provide an additional source of funding at lower interest rates than alternative sources. The borrowings are structured as either term loans with call and put options after a stated conversion date and an overnight borrowing arrangement. As of June 30, 2007 the Bank had borrowed a total of $53 million from the FHLB consisting of $34 million in structured term loans and $19 million on overnight borrowing.

Capital Resources-At June 30, 2007 and December 31, 2006 Cornerstone’s stockholders’ equity amounted to $40.8 million and $38.2, respectively. Management believes the company has sufficient capital to allow for additional loan and asset growth in the near future.

Market and Liquidity Risk Management

Interest Rate Sensitivity

The Bank’s Asset Liability Management Committee (“ALCO”) is responsible for making decision regarding liquidity and marketing solutions based upon approved liquidity, loan, capital and investment policies. The ALCO committee must consider interest rate sensitivity and liquidity risk management when rendering a decision on funding solutions and loan pricing. The following is a brief discussion of one of the primary tools used by the ALCO committee to perform its responsibilities:

Gap Analysis-is a technique of asset-liability management that can be used to assess interest rate risk or liquidity risk. The Bank has developed a gap analysis to assist the ALCO committee in its decision making. The analysis provides the committee information regarding the interest rate-sensitivity of the Bank. The interest rate-sensitivity is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a stated time period. The gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. Conversely, the gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. The gap position coupled with interest rate movements will result in either an increase or decrease in net interest income depending upon the Bank’s position and the nature of the movement.

Liquidity Risk Management

Liquidity is measured by the Bank's ability to raise cash at a reasonable cost or with a minimum of loss. These funds are used to primarily fund loans and satisfy deposit withdrawals. Several factors must be considered by management when attempting to minimize liquidity risk. Examples include changes in interest rates, competition, loan demand, and general economic conditions. Minimizing liquidity risk is a responsibility of the ALCO committee and is reviewed by the Bank’s regulatory agencies on a regular basis.

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

Economic Conditions-Cornerstone’s success significantly depends upon the growth in population, income levels, deposits and housing starts in its market areas. If the communities in which Cornerstone operates do not grow or prevailing economic conditions locally or nationally are unfavorable, Cornerstone’s business may not succeed. Adverse economic conditions in Cornerstone’s specific market areas could reduce its growth rate, affect the ability of its customers to repay their loans to the Bank and generally affect its financial condition and results of operations.

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

Liquidity-Cornerstone relies on dividends from the Bank as its primary source of funds. The Bank’s primary sources of funds are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The borrowers’ resources can be adversely affected by changes in economic conditions, adverse trends or events affecting business industry group, reductions in real estate values or markets, natural disasters or international instability. Accordingly, Cornerstone may be required from time to time to rely on secondary sources of liquidity to accommodate any funding needs,. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While Cornerstone believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. Cornerstone may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

Interest Rate Fluctuations-Changes in interest rates may affect Cornerstone’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rates are highly sensitive to many factors that are beyond Cornerstone’s control, including general economic conditions and the policies of various governmental and regulatory authorities. Accordingly, changes in interest rates up or down could ultimately affect Cornerstone’s earnings. Changes in the level of interest rates also may negatively affect the Bank’s ability to originate real estate loans and may lower the value of Cornerstone’s assets.

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

Ability to Pay Dividends-Cornerstone derives its income solely from dividends on the shares of common stock of the Bank. The Bank’s ability to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Tennessee Department of Financial Institutions. In addition, the FRB may impose restrictions on Cornerstone’s ability to pay dividends on its common stock. As a result Cornerstone cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cornerstone’s annual shareholder meeting was held on April 19, 2007. At the meeting, the individuals whose names appear below were elected to Cornerstone’s board of directors. In addition, the shareholders ratified the appointment of Hazlett, Lewis & Bieter, PLLC as its independent auditors for the fiscal year ending December 31, 2007. The shareholders’ votes were cast as follows with 78.8% of total shares voting:

Election of Directors	For	Against	Abstain
B. Kenneth Driver	99.9%	0.0%	0.1%
Karl Fillauer	99.8%	0.0%	0.2%
Nathaniel F. Hughes	99.9%	0.0%	0.1%
Gregory B. Jones	99.9%	0.0%	0.1%
Jerry D. Lee	99.9%	0.0%	0.1%
Lawrence D. Levine	99.9%	0.0%	0.1%
Frank McDonald	99.2%	0.0%	0.8%
Doyce G. Payne, M.D.	97.5%	0.0%	2.5%
Turner Smith	99.9%	0.0%	0.1%
Miller Welborn	99.9%	0.0%	0.1%
Billy O. Wiggins	99.9%	0.0%	0.1%
Marsha Yessick	97.2%	0.0%	2.8%

Ratification of Appointment of Hazlett,
Lewis & Bieter, PLLC	99.9%	0.0%	0.1%

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(1) Form 8-K dated January 12, 2007 reporting earnings results for the fiscal quarter ended December 31,   2006.
(2) Form 8-K dated February 28, 2007 reporting the declaration of a cash dividend.
(3) Form 8-K dated April 16, 2007 reporting earnings results for the fiscal quarter ended March 31, 2007.
(4) Form 8-K dated May 29, 2007 reporting the declaration of a cash dividend.
(5) Form 8-K dated July 19, 2007 reporting earnings results for the fiscal quarter ended June 30, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.
Date: August 14, 2007	/s/ Gregory B. Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

Date: August 14, 2007	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________
(1)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004.