Form 10-Q
period 2007-09-30
CORNERSTONE BANCSHARES INC
filed 2007-11-14
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

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
Yes ☐No ☒

As of September 30, 2007 there were 6,519,718 shares of common stock, $1.00 par value per share, issued and outstanding.

CORNERSTONE BANCSHARES, INC.
REPORT ON FORM 10-Q
September 30, 2007

TABLE OF CONTENTS

PART I:
Item 1. Consolidated Financial Statements and Notes (Unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Evaluation of Controls and Procedures	19

Part II:
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits and Reports on Form 8-K	22

Signatures	23
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

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

	September 30,	December 31,
	2007	2006
	Unaudited
ASSETS
Cash and due from banks	$13,651,878	$17,635,956
Federal funds sold	-	-
Cash and cash equivalents	13,651,878	17,635,956

Securities available for sale	33,648,512	32,353,380
Securities held to maturity	209,153	236,169
Federal Home Loan Bank stock, at cost	1,911,600	1,332,100
Loans, net of allowance for loan losses of
$6,780,506 at September 30, 2007
and $4,258,352 at December 31, 2006	367,780,695	305,879,013
Bank premises and equipment, net	6,464,125	6,134,009
Accrued interest receivable	2,433,842	2,120,778
Goodwill and amortizable intangibles	2,969,816	3,046,287
Other assets	6,232,073	6,204,541
Total Assets	$435,301,694	$374,942,233

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$47,117,210	$41,722,570
Interest-bearing demand deposits	33,968,360	38,159,718
Savings deposits and money market accounts	63,483,713	56,913,225
Time deposits of $100,000 or more	69,172,011	44,544,335
Time deposits of less than $100,000	120,885,816	94,476,685
Total deposits	334,627,110	275,816,533
Federal funds purchased and securites sold under
agreements to repurchase	15,918,552	19,249,701
Federal Home Loan Bank advances and line of credit	42,000,000	39,500,000
Accrued interest payable	482,371	308,392
Other liabilities	999,967	1,884,342
Total Liabilities	394,028,000	336,758,968

Stockholders' Equity
Preferred stock - no par value; 2,000,000 shares
authorized; no shares issued	-	-
Common stock - $l.00 par value; 10,000,000 shares authorized;
6,522,718 and 6,511,848 issued in 2007 and 2006;
6,519,718 and 6,511,848 outstanding in 2007 and 2006	6,519,718	6,511,848
Additional paid-in capital	22,036,374	21,849,006
Retained earnings	12,678,465	9,881,029
Accumulated other comprehensive income	39,137	(58,618)
Total Stockholders' Equity	41,273,694	38,183,265
Total Liabilities and Stockholders' Equity	$435,301,694	$374,942,233

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
	Unaudited		Unaudited
INTEREST INCOME
Loans, including fees	$8,609,851	$7,022,051	$24,558,156	$19,929,219
Investment securities	468,044	418,497	1,303,471	1,170,239
Federal funds sold	29,681	77,953	34,771	104,733
Other earning assets	2,248	15,300	9,645	24,818
Total interest income	9,109,824	7,533,801	25,906,043	21,229,009

INTEREST EXPENSE
Interest bearing demand accounts	122,197	113,932	385,008	311,174
Money market accounts	523,818	575,757	1,459,964	1,517,266
Savings accounts	19,409	18,102	57,278	57,060
Time deposits of less than $100,000	1,351,423	1,055,168	3,847,285	2,774,423
Time deposits of more than $100,000	884,019	528,067	2,237,285	1,417,879
Federal funds purchased	103,629	15,555	507,383	224,619
Securities sold under agreements to repurchase	77,493	36,531	167,297	86,134
Other borrowings	703,215	438,243	1,726,075	986,315
Total interest expense	3,785,203	2,781,355	10,387,575	7,374,870

Net interest income before provision for loan losses	5,324,621	4,752,446	15,518,468	13,854,139
Provision for loan losses	2,963,500	204,800	3,200,500	1,057,800
Net interest income after the provision for loan losses	2,361,121	4,547,646	12,317,968	12,796,339

NONINTEREST INCOME
Service charges	368,771	228,441	1,045,572	635,094
Other income	11,462	189,661	188,231	900,386
Total noninterest income	380,233	418,102	1,233,803	1,535,480

NONINTEREST EXPENSE
Salaries and employee benefits	1,356,769	1,465,236	4,911,759	4,430,732
Occupancy and equipment expense	309,020	281,483	995,731	772,293
Other operating expense	705,200	675,515	2,207,242	2,018,735
Total noninterest expense	2,370,989	2,422,234	8,114,732	7,221,760

Income before provision for income taxes	370,365	2,543,514	5,437,039	7,110,059
Provision for income taxes	(188,971)	997,065	1,661,740	2,745,323

NET INCOME	$559,336	$1,546,449	$3,775,299	$4,364,736

EARNINGS PER COMMON SHARE
Basic net income per common share	$0.09	$0.24	$0.58	$0.68
Diluted net income per common share	$0.08	$0.23	$0.55	$0.64

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.03	$0.15	$0.09

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2007	2006
	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,775,299	$4,364,736
Adjustments to reconcile net income
to net cash provided by operating actvities:
Provision for loan losses	3,200,500	1,057,800
Depreciation and amortization	323,783	422,590
Loss / (Gain) on sale of loans held for sale and other assets	111,693	(343,869)
Changes in other operating assets and liabilities:
Accrued interest receivable	(313,064)	(343,399)
Accrued interest payable	173,979	105,838
Other assets and liabilities	(992,322)	(2,600,752)
Net cash provided by operating activities	6,279,868	2,662,944

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equity investment	-	(3,000,000)
Purchase of investment securities: AFS	(7,134,291)	(3,977,766)
Proceeds from security transactions: AFS	6,093,544	1,602,824
Proceeds from security transactions: HTM	27,001	66,999
Purchase of FHLB Stock	(579,500)	(279,200)
Loan originations and principal collections, net	(66,040,065)	(22,022,147)
Proceeds from sale of bank equipment	-	1,950,435
Proceeds from sale of other real estate	1,021,191	806,906
Purchase of bank premises and equipment	(683,456)	(479,587)
Net cash used in investing activities	(67,295,576)	(25,331,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	58,810,577	25,933,656
Net decrease in securities sold under agreements to repurchase	(3,331,149)	(1,809,937)
Net proceeds from Federal Home Loan Bank advances and other borrowings	2,500,000	11,000,000
Dividends paid on common stock	(978,024)	(387,974)
Purchase of common stock	(42,699)	(62,273)
Issuance of common stock	72,925	333,429
Net cash provided by financing activities	57,031,630	35,006,901

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,984,078)	12,338,309
CASH AND CASH EQUIVALENTS, beginning of period	17,635,956	14,590,499
CASH AND CASH EQUIVALENETS, end of period	$13,651,878	$26,928,808

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for interest	$10,213,596	$7,269,032
Cash paid during the period for taxes	2,041,300	2,353,663

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the nine months ended September 30, 2007

			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2006		$6,511,848	$21,849,006	$9,881,029	$(58,618)	$38,183,265

Issuance of common stock		10,870	62,055	-	-	72,925
under employee compensation
option plan

Employee compensation stock		-	165,012	-	-	165,012
option expense

Dividend - $0.15 per share		-	-	(977,863)	-	(977,863)

Purchase of common stock		(3,000)	(39,699)	-	-	(42,699)

Comprehensive income:

Net income	$3,775,299	-	-	3,775,299	-	3,775,299

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
securities available for sale, net of
reclassification adjustment	97,755	-	-	-	97,755	97,755

Total comprehensive income	$3,873,054

BALANCE, September 30, 2007		$6,519,718	$22,036,374	$12,678,465	$39,137	$41,273,694

The Notes to Consolidated Finanical Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business-Cornerstone Bancshares, Inc. (“Cornerstone”) is a bank holding company whose primary business is conducted by its wholly-owned subsidiaries, Cornerstone Community Bank (“Bank”) and Eagle Financial, Inc. (“Eagle”). The Bank provides a full range of banking services to the Chattanooga, Tennessee market. The Bank has also established a loan production office (“LPO”) in Dalton, Georgia and an LPO in Knoxville, Tennessee to further enhance the Bank’s lending markets. The Bank specializes in asset based lending, commercial lending and payment processing. Eagle is a commercial factoring company that provides financing to businesses that are relatively new or experiencing significant growth.

Interim Financial Information (Unaudited)-The financial information in this report for September 30, 2007 and September 30, 2006 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2006 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in March of 2007. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three month periods ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006
Basic earnings per share calculation:
Numerator: Net income available to common shareholders	$559,336	$1,546,449

Denominator: Weighted avg. common shares outstanding	6,520,081	6,501,630
Effect of dilutive stock options	305,627	323,930
Diluted Shares	6,825,708	6,825,560

Basic Earnings per share	$0.09	$0.24
Diluted Earnings per share	$0.08	$0.23

The following is a summary of the basic and diluted earnings per share for the nine month periods ended September 30, 2007 and 2006.

	Nine Months Ended September 30,
	2007	2006
Basic earnings per share calculation:
Numerator: Net income available to common shareholders	$3,775,299	$4,364,736

Denominator: Weighted avg. common shares outstanding	6,517,236	6,471,364
Effect of dilutive stock options	357,971	334,868
Diluted Shares	6,875,207	6,806,232

Basic Earnings per share	$0.58	$0.68
Diluted Earnings per share	$0.55	$0.64

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of SFAS No. 123(R) Share-Based Payment. As a result, for the period ended September 30, 2007, the compensation cost charged to earnings related to the vested incentive stock options was approximately $165,000, which reduced basic earnings per share by $0.03 per share.

Officer and Employee Plans-The Company has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of the Company’s common stock. The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant. The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary. The options expire ten years from the grant date. At September 30, 2007, the total remaining compensation cost to be recognized on non-vested options is approximately $674,000. A summary of the status of this stock option plan is presented in the following table:

	Number	Weighted- Average Exercisable Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2006	669,120	$5.79	6.1 Years	$7,169,515
Granted	53,800	$15.24
Exercised	(5,870)	$3.77
Forfeited	(1,650)	$14.03
Outstanding at September 30, 2007	715,400	$6.45	5.5 Years	$5,688,888
Options exercisable at September 30, 2007	470,990	$4.06

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted average grant-date fair value of share options granted during the nine months ended September 30, 2007 was $3.33. This was determined using the Black-Scholes option pricing model with the following weighted -average assumptions. Dividend Yield: 1.330%, Expected Life: 7.0 years, Expected Volatility: 12.22%, Risk-free Interest Rate: 4.510%

Board of Directors Plan-The Company has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock. On October 15, 1997, the Bank stock options were converted to Company stock options. Only non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Corporation’s stock on the date of grant and the option’s maximum term is ten years. Vesting for options granted during 2007, are 50% on the first and second anniversary of the grant date. At September 30, 2007, the total remaining compensation cost to be recognized on non-vested options is approximately $109,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted-	Contractual	Aggregate
		Average	Remaining	Intrinsic
		Exercisable	Term	Value
	Number	Price	(in years)	(000’s)
Outstanding at December 31, 2006	67,000	$10.61	8.5 Years	$394,555
Granted	9,000	$15.24
Exercised	(5,000)	$9.32
Forfeited	(2,000)	$13.25
Outstanding at September 30, 2007	69,000	$11.23	7.9 Years	$211,422
Options exercisable at September 30, 2007	42,000	$9.45

The weighted average grant-date fair value of share options granted during the nine months ended September 30, 2007 was $3.33. This was determined using the Black-Scholes option pricing model with the following weighted -average assumptions. Dividend Yield: 1.330%, Expected Life: 7.0 years, Expected Volatility: 12.22%, Risk-free Interest Rate: 4.510%

Note 3. Stockholder’s Equity

During 2007, Cornerstone’s Board of Director declared the following dividends:

Dividend Rate (per share)	Declaration Date	Record Date	Payment Date
$0.05	February 28, 2007	March 16, 2007	April 9, 2007
$0.05	May 29, 2007	June 18, 2007	July 6, 2007
$0.05	August 24, 2007	September 18, 2007	October 5, 2007

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available-for-Sale:
U.S. Government agencies	$26,622,248	$63,505	$(95,742)	$26,590,011

State and municipal securities	2,914,438	50,805	(11,846)	2,953,397

Mortgage-backed securities	4,052,516	52,608	(20)	4,105,104

	$33,589,202	$166,918	$(107,608)	$33,648,512

Securities Held-to-Maturity:
Mortgage-backed securities	$209,153	$112	$(493)	$208,772

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available-for-Sale:
U.S. Government agencies	$26,631,431	$81,949	$(243,160)	$26,470,220

State and municipal securities	3,209,905	51,952	(12,479)	3,249,378

Mortgage-backed securities	2,600,860	32,922	-	2,633,782

	$32,442,196	$166,823	$(255,639)	$32,353,380

Securities Held-to-Maturity:
Mortgage-backed securities	$236,169	$475	$(455)	$236,189

At September 30, 2007 approximately $30 million of Cornerstone’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

Note 5. Loans and Allowance for Loan Losses

At September 30, 2007 and December 31, 2006 loans are summarized as follows (in thousands):

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent .
Commercial, financial and agricultural	$101,981	27.2%	$98,542	31.8%
Real estate-construction	73,494	19.6%	57,606	18.6%
Real estate-mortgage	59,783	16.0%	48,700	15.7%
Real estate-commercial	133,256	35.6%	99,197	32.0%
Consumer loans	6,047	1.6%	6,092	1.9%
Total loans	$374,561	100.0%	$310,137	100.0%

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of transactions in the allowance for loan losses for the periods ended September 30, 2007 and December 31, 2006 is as follows:

	2007	2006
Balance, beginning of period	$4,258	$3,545
Loans charged-off	(789)	(470)
Recoveries of loans previously charged-off	111	77
Provision for loan losses	3,201	1,106
Balance, end of period	$6,781	$4,258

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

     A summary of the Bank’s total contractual amount for all off-balance sheet commitments at September 30, 2007 is as follows:

Commitments to extend credit	$80.4 million
Standby letters of credit	$5.0 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at September 30, 2007 will not have a material effect on Cornerstone’s consolidated financial statements.

CORNERSTONE BANCSHARES, INC.
CONSOLIDATED AVERAGE BALANCE
INTEREST INCOME/EXPENSE AND
YIELD/RATES

Taxable Equivalent Basis	Three months ended
(in thousands)	September 30
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans, net of unearned income	367,056	$8,610	9.31%	287,354	$7,022	9.70%
Investment securities	39,390	468	4.83%	37,078	418	4.64%
Other earning assets	2,372	32	5.34%	6,408	94	5.82%
Total earning assets	408,818	$9,110	8.85%	330,840	$7,534	9.05%
Allowance for loan losses	(4,916)			(4,328)
Cash and other assets	28,317			22,996
TOTAL ASSETS	$432,218			$349,508

Liabilities and Shareholder's Equity

Interest bearing liabilities:
Interest bearing demand deposits	$36,530	$122	1.33%	$33,974	$114	1.33%
Savings deposits	7,635	20	1.02%	7,141	18	1.00%
MMDA's	49,814	524	4.17%	50,910	576	4.49%
Time deposits of $100,000 or less	106,377	1,351	5.04%	92,220	1,055	4.54%
Time deposits of $100,000 or more	67,396	884	5.20%	43,945	528	4.77%
Federal funds purchased and securities sold under agreements to repurchase	16,294	181	4.41%	5,708	53	3.68%
Other borrowings	59,331	703	4.70%	41,000	437	4.23%
Total interest bearing liabilities	343,377	3,785	4.37%	274,898	2,781	4.01%
Net interest spread		$5,325	4.48%		$4,753	5.04%
Noninterest bearing demand deposits	44,873			35,752
Accrued expenses and other liabilities	2,239			2,499
Shareholder's equity	41,729			36,359
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$432,218			$349,508
Net yield on earning assets			5.18%			5.72%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		11			15
Total adjustment		11			15

CORNERSTONE BANCSHARES, INC.
CONSOLIDATED AVERAGE BALANCE
INTEREST INCOME/EXPENSE AND
YIELD/RATES

Taxable Equivalent Basis	Year-to-Date
(in thousands)	September 30
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Loans, net of unearned income	$344,890	$24,558	9.52%	$280,166	$19,929	9.51%
Investment securities	37,739	1,303	4.74%	35,936	1,170	4.50%
Other earning assets	914	44	6.49%	2,881	129	5.99%
Total earning assets	383,543	$25,906	9.04%	318,983	$21,228	8.91%
Allowance for loan losses	(4,396)			(4,003)
Cash and other assets	26,498			23,922
TOTAL ASSETS	$405,645			$338,902

Liabilities and Shareholder's Equity

Interest bearing liabilities:
Interest bearing demand deposits	$37,889	$385	1.36%	$34,889	$311	1.19%
Savings deposits	7,651	58	1.01%	7,594	57	1.00%
MMDA's	45,723	1,460	4.27%	49,487	1,517	4.10%
Time deposits of $100,000 or less	102,983	3,847	4.99%	87,106	2,774	4.26%
Time deposits of $100,000 or more	58,747	2,237	5.09%	42,799	1,418	4.43%
Federal funds purchased and securities sold under agreements to repurchase	19,316	675	4.67%	9,745	311	4.27%
Other borrowings	49,661	1,726	4.65%	33,971	986	3.88%
Total interest bearing liabilities	321,970	10,388	4.31%	265,591	7,374	3.71%
Net interest spread		$15,518	4.73%		$13,854	5.20%
Noninterest bearing demand deposits	40,741			36,139
Accrued expenses and other liabilities	2,373			2,255
Shareholder's equity	40,561			34,917
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$405,645			$338,902
Net yield on earning assets			5.42%			5.82%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		35			38
Total adjustment		35			38

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cornerstone Bancshares, Inc. (“Cornerstone”) is a bank holding company and the parent of Cornerstone Community Bank, (the “Bank”) a Tennessee banking corporation, and Eagle Financial, Inc., (“Eagle”), an accounts receivable financing company that operate primarily in and around Hamilton County, Tennessee. The Bank has also established loan production offices in Knoxville, Tennessee and Dalton, Georgia. The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts, and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses, and other overhead expenses. Eagle’s principal source of income is revenue received from the purchase of receivables. Expenses are related to employee compensation and benefits, office and overhead expenses.

The following is a discussion of our financial condition at September 30, 2007 and December 31, 2006 and our results of operations for the three and nine months ended September 30, 2007 and 2006. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of September 30, 2007 Cornerstone had total consolidated assets of $435.3 million, total loans of $367.7 million, total deposits of $334.6 million and stockholders equity of $41.2 million. Net income for the three and nine month period ended September 30, 2007 was $559,336 and $3,775,299, respectively.

Results of Operations

Net income for the three months ended September 30, 2007 was $559,336 or $0.09 basic earnings per share, compared to $1,546,449 or $0.24 basic earnings per share, for the same period in 2006. The earnings during the three months ended September 30, 2007 represents a 63.9% decrease compared to the three months ended September 30, 2006. Net income for the nine months ended September 30, 2007 was $3,775,299 or $0.58 basic earnings per share, compared to $4,364,736 or $0.68 basic earnings per share, for the same period in 2006. The earnings during the nine months ended September 30, 2007 represents a 13.5% decrease compared to the nine months ended September 30, 2006.

The following table presents our results for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		2007-2006 Increase Percent	Nine months ended September 30,		2007-2006 Percent Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
Interest Income	$9,110	$7,534	20.9%	$25,906	$21,229	22.0%
Interest Expense	3,785	2,781	36.1%	10,388	7,375	40.9%

Net interest income before
provision for loan loss	5,325	4,753	12.0%	15,518	13,854	12.0%
Provision for Loan Loss	2,964	205	1345.9%	3,200	1,058	202.5%

Net interest income after
provision for loan loss	2,361	4,548	(48.1%)	12,318	12,796	(3.7%)

Total noninterest income	380	418	(9.1%)	1,234	1,535	(19.6%)
Total noninterest expense	2,371	2,422	(2.1%)	8,115	7,222	12.4%

Income before income taxes	370	2,544	(85.5%)	5,437	7,109	(23.5%)
Provision for income taxes	(189)	997	(119.0%)	1,662	2,745	(39.5%)

Net Income	$559	$1,547	(63.9%)	$3,775	$4,364	(13.5%)

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities. Net Interest income is also the most significant component of our earnings. For the three months ended September 30, 2007, net interest income before the provision for loan loss, increased $572 thousand or 12.0% over the same period of 2006. For the nine months ended September 30, 2007, net interest income before the provision for loan loss, increased $1,664 thousand or 12.0% over the same period of 2006. Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) was 4.73% for the nine month period ended September 30, 2007 compared to 5.20% for the same period in 2006. The net interest margin on a tax equivalent basis was 5.42% for the nine month period ended September 30, 2007 compared to 5.82% for the same period in 2006. Management expects that downward pressure will continue to be exerted on the net interest margin for the remainder of 2007. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•
The Bank’s loan yield remained consistent for the first nine months of 2007. The loan yield was 9.52% for the first nine months of 2007 compared to 9.51% during the first nine months of 2006. The three month loan yield decreased slightly to 9.31% during 2007 as compared to 9.70% during the three month period ended September 30, 2006. While, the Bank’s lending staff continues to be successful in attracting new loans and selling participations to banks outside of the Bank’s market area, additional competition has intensified in the Bank’s local market resulting in a slight decrease in loan yields for the most current three month period. The Federal Reserve Bank’s recent rate decreases totaling 75 basis points is also placing downward pressure on loan rates.

•
As mentioned previously, the Bank expects continued pressure on the net interest margin due to market conditions such as increased competition in Cornerstone’s primary deposit market. Therefore, the Bank has elected to grow its funding base with a variety of solutions including local market CD specials, brokered deposits and borrowings from the Federal Home Loan Bank (the “FHLB”). As of September 30, 2007 borrowings from FHLB totaled $42 million with an interest cost of 4.63%. The Bank’s Asset Liability Committee continues to monitor and explore new avenues for depository accounts and funding solutions. An example of this is the Bank’s recent expansion of its electronic payroll processing operations.

•
For the nine month period ended September 30, 2007, the Bank’s investment portfolio resulted in a yield of 4.74% compared to 4.50% for the same time period in 2006. The Bank continues its bias towards loans and is currently purchasing securities primarily for pledging requirements.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $2,964 thousand and $205 thousand for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006 the provision for loan losses amounted to $3,201 thousand and $1,058 thousand, respectively. Other matters relating to the changes in provision for loan losses are presented below:

•
During the second quarter of 2007, the Bank identified a customer relationship in its asset based lending program totaling $5.5 million in which management detected a suspected fraud.  The company responsible for this problem loan is still operating under a forbearance agreement with the bank and is current on all credit obligations.  The problem arose out of a suspected fraud and the company’s operations are still considered a source of repayment and if properly managed will be able to satisfy the debt obligations.  In accordance with FAS 114, management assigned $2.5 million to the loan loss allowance for this specific credit and anticipates that the amount will adequately provide for any probable shortfalls of collateral if the company were to discontinue operations.

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

The following table presents the components of non interest income for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands).

	Three months ended September 30,		2007-2006 Percent Increase	Nine months ended September 30,		2007-2006 Percent Increase
	2007	2006	(decrease)	2007	2006	(decrease)
Service charges on deposit accounts	$369	$228	61.8%	$1,046	$635	64.7%
Other income	11	190	(94.21%)	188	900	(79.1%)
Total non interest income	$380	$418	(9.1%)	$1,234	$1,535	(19.6%)

Significant matters relating to the changes to non interest income are presented below:

•	Service charges on deposits increased as a result of the growth in demand deposits and interest demand deposits.

•
The Bank created a new line of business during the first six months of 2007. A major service provider for the payroll processor industry recently terminated most of its processors in order to pursue its core bank lines of business. Cornerstone recognized this as an opportunity and has built the program and infrastructure to service this sector of ACH processing. Currently, the Bank has seven payroll processors processing ACH transactions and expects to add approximately ten more during the remainder of 2007 and 2008.This line of business has the ability to produce a material amount of non-interest income with a relatively low amount of credit and transaction risk.

•
One of the major components in other fee income in prior years was the Bank’s lease income. The Bank had entered into an operating lease agreement with one of its customers that resulted in monthly lease income to the Bank. The lease has been terminated with the customer, which has purchased the assets. Currently, the Bank has no income from lease agreements.

Non Interest Expense-Items reported as non interest expense include salaries and employee benefits, occupancy and equipment expense and other operating expense.

The following table presents the components of non interest expense for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands).

	Three months ended September 30,		2007-2006 Percent Increase	Nine months ended September 30,		2007-2006 Percent Increase
	2007	2006	(decrease)	2007	2006	(decrease)
Salaries and employee benefits	$1,357	$1,465	(7.4%)	$4,912	$4,431	10.9%
Occupancy and equipment expense	309	281	10.0%	996	772	29.0%
Other operating expense	705	676	4.3%	2,207	2,019	9.3%
Total non interest expense	$2,371	$2,422	(2.1%)	$8,115	$7,222	12.4%

Significant matters relating to the changes to non interest expense are presented below:

•
As of December 2006 Cornerstone had 98 full time equivalent employees. By September 2007, the number of full time equivalent employees had increased to 115. The positions filled by these employees included four additional relationship managers and two employees in the Bank’s ACH processing department. The addition of these employees as well as the additional staff hired should have a positive impact on the Bank’s growth and performance as the year progresses.

•
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

•
In the third quarter of 2007, in accordance with Fin No. 48, Cornerstone had a change in judgment that resulted in the change of a tax position; the impact amounted to a $300 thousand decrease to Cornerstone’s provision for income taxes. The majority of the adjustment involved certain state tax credits relating to the Bank’s investment in a New Market tax credit program and tax deductions resulting from the exercise and disposition of qualified stock options.

Financial Condition

Overview-Cornerstone’s consolidated balance sheet reflects significant growth since December 31, 2006. Total assets increased $60 million or 16.1% from $375 million as of December 31, 2006 to $435 million as of September 30, 2007. The primary component of the growth continues to be the Bank’s loan portfolio. Total loans increased $65 million or 20.8% from $310 as of December 31, 2006 to $375 million as of September 30, 2007.

Securities-The Bank’s investment portfolio, primarily consisting of Federal Agency, mortgage-backed securities and municipal securities, amounted to $33.8 million as of September 30, 2007 compared to $32.6 million as of December 31, 2006. The investment portfolio is intended to provide the Bank with a stable and reliable source of income, collateral for pledging and liquidity.

Loans-The composition of loans at September 30, 2007 and at December 31, 2006 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent .
Commercial, financial and agricultural	$101,981	27.2%	$98,542	31.8%
Real estate-construction	73,494	19.6%	57,606	18.6%
Real estate-mortgage	59,783	16.0%	48,700	15.7%
Real estate-commercial	133,256	35.6%	99,197	32.0%
Consumer loans	6,047	1.6%	6,092	1.9%
Total loans	$374,561	100.0%	$310,137	100.0%

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

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2007 and for the year ended December 31, 2006 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	2007	2006 .
Balance, beginning of period	$4,258	$3,545
Loans charged-off	(789)	(470)
Recoveries of loans previously charged-off	111	77
Provision for loan losses	3,201	1,106
Balance, end of period	$6,781	$4,258

Total Loans	$374,561	$310,137

Ratio of allowance for loan losses to loans
outstanding at the end of the period	1.81%	1.37%

Ratio of net charge-offs to average loans
outstanding for the period	0.18%	0.13%

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

The following table presents the Bank’s non-performing assets (dollars in thousands):

	As of Sept. 30,	As of December 31,
	2007	2006
Non-accrual loans	$1,286	$1,102
Repossessed assets	29	0
Foreclosed properties	130	380
Total non-performing assets	$1,445	$1,482
Total loans outstanding	$374,561	$310,137
Ratio of nonperforming assets to total loans outstanding at the end of the period	0.39%	0.48%
Ratio of nonperforming assets to total allowance for loan losses at end of period	21.31%	34.81%

Deposits and Other Borrowings-The Bank’s deposits consist of non-interest bearing demand deposits, interest bearing demand accounts, savings and money market accounts, and time deposits. The Bank has agreements with some customers to sell certain of its securities under agreements to repurchase the security the following day. The Bank has also obtained advances from the Federal Home Loan Bank.

The following table presents the Bank’s deposits and other borrowings as either core funding or non-core funding. Core funding consists of all deposits other than time deposits issued in denominations of $100,000 or greater. All other funding is classified as non-core.

	September 30, 2007		December 31, 2006 .
	Amount	Percent	Amount	Percent
Core funding:
Non interest bearing demand deposits	$47,117	12.0%	$41,723	12.5%
Interest-bearing demand deposits	33,968	8.7%	38,160	11.4%
Savings & money market accounts	63,484	16.2%	56,913	17.0%
Time deposits under $100,000	120,886	30.8%	94,477	28.2%
Total core funding	265,455	67.7%	$231,273	69.1%
Non-core funding:
Time deposit accounts greater than $100,000
Public funds	$0	0.0%	$0	0.0%
Brokered deposits	16,005	4.1%	1,140	0.3%
Other time deposits	53,167	13.5%	43,404	13.0%
Federal funds purchased	7,185	1.8%	14,645	4.4%
Securities sold under agreements to repurchase	8,733	2.2%	4,605	1.4%
Federal Home Loan Bank advances	42,000	10.7%	39,500	11.8%
Total non-core funding	$127,090	32.3%	$103,294	30.9%
Total	$392,545	100.0%	$334,567	100.0%

•
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

•
Federal funds purchased are lines of credit established with other financial institutions that allow the Bank to meet short term funding requirements. These lines can be used as frequently as daily with large variations in balances depending upon the Bank’s immediate funding requirements. As of September 30, 2007 the Bank had established $40 million in available federal funds lines.

•
Federal Home Loan Bank of Cincinnati (the “FHLB”) borrowings are secured by certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. Management believes that FHLB borrowings provide an additional source of funding at lower interest rates than alternative sources. The borrowings are structured as either term loans with call and put options after a stated conversion date and an overnight borrowing arrangement. As of September 30, 2007 the Bank had borrowed a total of $42 million from the FHLB consisting of structured term loans.

Capital Resources-At September 30, 2007 and December 31, 2006 Cornerstone’s stockholders’ equity amounted to $41.3 million and $38.2, respectively. On August 19, 2007 Cornerstone’s board of directors authorized a stock repurchase program. The program calls for a repurchase up to 150,000 shares of the company’s outstanding stock. Based upon the company’s current outstanding shares of 6.5 million, the repurchase program represents 2.3% of the total shares outstanding and will be funded through internal cash flow and borrowings by Cornerstone. The repurchases will be made from time to time by the company in the open market as conditions allow and the repurchase plan will be open for one year unless terminated or extended by the board of directors. The number, price and timing of the repurchases will be at the company’s sole discretion and the program may be re-evaluated periodically, depending upon market conditions, liquidity and other factors.

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

•
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

•	The time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	Inaccuracies in the estimates and judgments used to evaluate credit, operations, and management and market risks with respect to the target institution;

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the state of Tennessee could adversely affect the value of Cornerstone’s assets, revenues, results of operations and financial condition.

Liquidity-Cornerstone relies on dividends from the Bank as its primary source of funds. The Bank’s primary sources of funds are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The borrowers’ resources can be adversely affected by changes in economic conditions, adverse trends or events affecting business industry group, reductions in real estate values or markets, natural disasters or international instability. Accordingly, Cornerstone may be required from time to time to rely on secondary sources of liquidity to accommodate any funding needs. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. While Cornerstone believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. Cornerstone may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(1)	Form 8-K dated January 12, 2007 reporting earnings results for the fiscal quarter ended December 31, 2006.

(2)	Form 8-K dated February 28, 2007 reporting the declaration of a cash dividend.

(3)	Form 8-K dated April 16, 2007 reporting earnings results for the fiscal quarter ended March 31, 2007.

(4)	Form 8-K dated May 29, 2007 reporting the declaration of a cash dividend.

(5)	Form 8-K dated July 19, 2007 reporting earnings results for the fiscal quarter ended June 30, 2007.

(6)	Form 8-K dated August 24, 2007 reporting the declaration of a cash dividend.

(7)	Form 8-K dated October 18, 2007 reporting earnings results for the fiscal quarter ended September 30, 2007.

(8)	Form 8-K dated October 19, 2007 reporting the registrants stock repurchase program.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: November 13, 2007	/s/ Gregory B. Jones
Gregory B. Jones, Chairman and Chief Executive Officer

Date: November 13, 2007	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes President and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004.