Form 10-K
period 2007-12-31
CORNERSTONE BANCSHARES INC
filed 2008-03-17
CIK 1038773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission file number 000-30497

(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1173944
(State of Incorporation)	(I.R.S. Employer Identification No .)

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2007 was $78 million. The market value calculation was determined using the closing sale price of the Registrant’s common stock on June 30, 2007, as reported on the Over the Counter (“OTC”) Bulletin Board. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the Registrant. As of the close of business on December 31, 2007 there were 6,369,718 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.  Portions of Proxy Statement for the 2008 Annual Meeting of Shareholders. (Part III)

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and in Cornerstone’s Form 10-K, as updated by Item 1A of part II of this Form 10-Q and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Chattanooga, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Cornerstone Community Bank, to satisfy regulatory requirements for its expansion plans, (vi) the inability of Cornerstone to achieve its targeted expansion goals in the Knoxville, Tennessee and Dalton, Georgia markets, (vii) the inability of Cornerstone to grow its loan portfolio at historic or planned rates and (viii) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes-Oxley Act of 2002. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Cornerstone was incorporated on September 19, 1983 under the laws of the State of Tennessee and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was formerly known as East Ridge Bancshares, Inc. It has two wholly-owned subsidiaries: Cornerstone Community Bank, a Tennessee banking corporation (the “Bank”), resulted from the merger of The Bank of East Ridge and Cornerstone Community Bank effective October 15, 1997, and Eagle Financial Inc., a Tennessee corporation (“Eagle”), created December 1, 2005 with the assets acquired from Eagle Financial, LLC, a Tennessee limited liability company, and Eagle Funding, LLC, a Nevada limited liability company.

Cornerstone

The primary activity of Cornerstone currently is, and is expected to remain for the foreseeable future, the ownership and operation of the Bank. As a bank holding company, Cornerstone intends to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws. The holding company structure also affords additional flexibility in terms of capital formation and financing opportunities.

While Cornerstone may seek in the future to acquire additional banks or bank holding companies or to engage in other activities appropriate for bank holding companies under appropriate circumstances as permitted by law, Cornerstone currently has no plans, understandings or agreements concerning any other activities other than as described below. The results of operations and financial condition of Cornerstone for the foreseeable future, therefore, will be determined primarily by the results of operations and financial condition of the Bank.

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

At December 31, 2007, the Bank had 5 full-service banking offices located in Hamilton County, Tennessee.

During 2007, the Bank established two loan production offices (“LPO”). The first LPO opened by the Bank is located in Dalton, Georgia. The new office which is located in Whitfield County, Georgia expanded the Bank’s presence in North Georgia and represents the Bank’s first effort to service North West Georgia. The second LPO is located in Knoxville, Tennessee. The Knoxville LPO offers a new market for the Bank to compete for loans.

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

As of December 31, 2007, Cornerstone had 116 full-time equivalent employees. The employees are not represented by a collective bargaining unit. Cornerstone believes that its relationships with its employees are good.

Competition

All phases of the Bank’s banking activities are highly competitive. The Bank competes actively with twenty-four commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Hamilton County, Tennessee.

The Bank’s deposits totaled approximately $313 million as of December 31, 2007. The deposit base represents approximately 4% of the deposit base in the Chattanooga, Tennessee-Georgia Metropolitan Statistical Area (“Chattanooga MSA”). Three major regional banks represent approximately 58% of the deposits in the Chattanooga MSA. These larger financial institutions have greater resources, higher lending limits than the Bank, and each of the three institutions has over 20 branches in the Chattanooga MSA. There are also several credit unions located in Hamilton County. Credit unions are not subject to the same income tax structure as commercial banks. This advantage enables credit unions to offer competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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

Supervision and Regulation

Cornerstone is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Act”) and is registered with and regulated by the Board of Governors of the Federal Reserve System (the “Board”). Cornerstone is required to file with the Board annual reports and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of Cornerstone and its subsidiaries. Cornerstone is also required to comply with the rules and regulations of the Securities and Exchange Commission (the “Commission”) under federal securities laws.

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

Federal and state banking laws and regulations govern all areas of the operation of Cornerstone and the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state banking agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe or unsound banking practice. The TDFI, FDIC and Board have the authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

FDIC Insurance of Deposit Accounts

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

On September 15, 1992, the FDIC approved final regulations adopting a risk-related deposit insurance system. The risk-related regulations, which became effective January 1, 1993, resulted in a significant spread between the highest and lowest deposit insurance premiums. Under the risk-related insurance regulations, each insured depository institution is assigned to one of three risk classifications: "well capitalized," "adequately capitalized," or "under capitalized." Within each risk classification, there are three subgroups. Each insured depository institution is assigned to one of these subgroups within its risk classification based upon supervisory evaluations submitted to the FDIC by the institution’s primary federal regulator. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

The FDIC may impose sanctions on any insured bank that does not operate in accordance with FDIC regulations, policies and directives. Proceedings may be instituted against any insured bank or any director, officer or employee of the bank that is believed by the FDIC to be engaged in unsafe or unsound practices, including violation of applicable laws and regulations. The FDIC is also empowered to assess civil penalties against companies or individuals who violate certain federal statutes, orders or regulations. In addition, the FDIC has the authority to terminate insurance of accounts, after notice and hearing, upon a finding by the FDIC that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, or is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule or order of, or condition imposed by, the FDIC. Neither Cornerstone nor the Bank knows of any past or current practice, condition or violation that might lead to termination of its deposit insurance.

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

State of Tennessee Supervision and Regulation

As a State of Tennessee-chartered commercial bank, the Bank is subject to various state laws and regulations which limit the amount that can be loaned to a single borrower, the types of permissible investments, and geographic and new product expansion, among other things. The Bank must submit an application to, and receive the approval of, the TDFI before opening a new branch office or merging with another financial institution. The Commissioner of the TDFI has the authority to enforce state laws and regulations by ordering a director, officer or employee of the Bank to cease and desist from violating a law or regulation or from engaging in unsafe or unsound banking practices.

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

Federal Supervision and Regulation

Cornerstone is regularly examined by the Board, and the Bank is supervised and examined by the FDIC. Cornerstone is required to file with the Board annual reports and other information regarding its business operations and the business operations of its subsidiaries. Approval of the Board is required before Cornerstone may acquire, directly or indirectly, ownership or control of the voting shares of any bank, if, after such acquisition, Cornerstone would own or control, directly or indirectly, more than 5% of the voting stock of the bank. In addition, pursuant to the provisions of the Act and the regulations promulgated thereunder, Cornerstone may only engage in, or own or control companies that engage in, activities deemed by the Board to be so closely related to banking as to be a proper incident thereto.

The Bank and Cornerstone are “affiliated” within the meaning of the Act. Certain provisions of the Act establish standards for the terms of, limit the amount of, and establish collateral requirements with respect to, any loans or extensions of credit to, and investments in, affiliates by the Bank, as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the Bank for services under any contract) between the Bank and its affiliates. In addition, related provisions of the Act and the regulations promulgated under the Act limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors, and principal shareholders of the Bank, Cornerstone and any other subsidiary of the Cornerstone, and to related interests of such persons.

In addition to the banking regulations imposed on Cornerstone, the securities of Cornerstone are not exempt from the federal and state securities laws as are the securities of the Bank. Accordingly, an offering of Cornerstone’s securities must be registered under both the Securities Act of 1933 (the “Securities Act”) and state securities laws or qualify for exemptions from registration.

Under Section 106(b) of the 1970 Amendments to the Act (12 U.S.C. § 1972), the Bank is prohibited from extending credit, selling or leasing property or furnishing any service to any customer on the condition or requirement that the customer (i) obtain any additional property, service or credit from the Company, the Bank (other than a loan, discount, deposit, or trust service) or any other subsidiary of the Company; (ii) refrain from obtaining any property, credit or service from any competitor of Cornerstone, the Bank or any subsidiary of Cornerstone; or (iii) provide any credit, property or service to Cornerstone, the Bank (other than those related to and usually provided in connection with a loan, discount, deposit or trust service) or any subsidiary of Cornerstone.

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

Legislation Affecting Cornerstone and the Bank

The following information describes certain statutory and regulatory provisions and is qualified in its entirety by reference to such statutory and regulatory provisions.

Far-reaching legislation, including FIRREA and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) have for years impacted the business of banking. FIRREA primarily affected the regulation of savings institutions rather than the regulation of state banks and bank holding companies like the Bank and Cornerstone, but did include provisions affecting deposit insurance premiums, acquisitions of thrifts by banks and bank holding companies, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures and substantially increased penalties for violations of banking statutes, regulations and orders.

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

The activities permissible to Cornerstone and the Bank were substantially expanded by the Gramm-Leach-Bliley Act (the “Gramm Act”). The Gramm Act repeals the anti-affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies. The Gramm Act amended the Act to permit a financial holding company to engage in any activity and acquire and retain any company that the Board determines to be (i) financial in nature or incidental to such financial activity, or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm Act also modifies current law relating to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Bank and Cornerstone, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.

Bills are regularly introduced in both the United States Congress and the Tennessee General Assembly that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. It cannot be predicted whether or what form any proposed legislation will be adopted or the extent to which the business of Cornerstone or the Bank may be affected thereby.

ITEM 1A. RISK FACTORS

Investing in our common stock involves various risks which are particular to Cornerstone, its industry and its market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

Cornerstone’s business strategy includes expansion into new markets and the development of new products.

Cornerstone intends to continue pursuing a growth strategy for its business through acquisitions and de novo branch openings. Cornerstone’s prospects must be considered in light of the risks, expenses and difficulties occasionally encountered by financial services companies in growth stages, which may include the following:

•	Maintaining loan quality;

•	Maintaining adequate management personnel and information systems to oversee such growth; and

•	Maintaining adequate internal control and compliance functions.

Cornerstone may face risks with respect to future expansion.

From time to time Cornerstone may engage in additional de novo branch expansion as well as the acquisition of other financial institutions or parts of those institutions. Cornerstone may also consider and enter into new lines of business or offer new products or services. In addition, Cornerstone may receive future inquiries and have discussions regarding acquisition. Acquisitions and mergers involve a number of risks, including:

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

Cornerstone may incur substantial costs to expand. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, Cornerstone may issue equity securities, including common stock and securities convertible into shares of Cornerstone’s common stock in connection with future acquisitions, which could cause ownership and economic dilution to Cornerstone’s shareholders. There is no assurance that, following any future mergers or acquisitions, Cornerstone’s integration efforts will be successful or after giving effect to the acquisition, will achieve profits comparable to or better than its historical experience.

Cornerstone is subject to the success of the local economies where it operates.

With the exception of the Bank’s loan production office in Knoxville, Tennessee substantially all of our loan and deposit customers live, work and bank in the Chattanooga MSA. Cornerstone’s success depends upon a sound local economy to provide opportunities for new business ventures, increased loan demand and the need for deposit services. Cornerstone’s profit is impacted by these local factors as well as general economic conditions and interest rates. For example, Cornerstone’s earnings could be impacted by changes in population, income levels, deposits and housing starts. Adverse economic conditions in specific market areas could reduce Cornerstone’s growth rate and affect the ability of its customers to repay their loans. Secondly, adverse market conditions could affect the market value of the real estate or other collateral securing Cornerstone’s loan portfolio. Sustained periods of increased payment delinquencies, foreclosures or losses in the State of Tennessee or the State of Georgia could adversely affect the value of the collateral and potentially affect Cornerstone’s assets, revenues, results of operations and financial condition.

Cornerstone is subject to Federal and State regulations that impact the company’s operations and financial performance.

Cornerstone is subject to examinations and supervision from both federal and state regulatory agencies. These agencies require compliance with numerous banking regulations. These regulations increase costs and require human and information technology resources to comply. Certain activities of Cornerstone such as the payment of dividends, investments, acquisitions, and branching are impacted by these regulations.

The laws and regulations applicable to the banking industry are subject to change at any time. Cornerstone cannot predict the events that will result in regulatory changes nor their impact on the banking industry and Cornerstone’s earnings.

Cornerstone operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal and state agencies including the Board of Governors of the FRB, the FDIC and the Tennessee Department of Financial Institutions. Cornerstone’s regulatory compliance is costly and restricts and regulates certain of its activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Cornerstone is also subject to capitalization guidelines established by its regulators, which require it to maintain adequate capital to support its growth.

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

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, Cornerstone has experienced, and may continue to experience, greater compliance costs.

Cornerstone could experience declines or losses in earnings if asset quality declines.

Cornerstone’s assets are primarily comprised of loans. If the Bank’s loan customers fail to repay their loans in accordance with the terms of the loan agreement, the Bank’s earnings would be negatively impacted. To minimize the likelihood of a substandard loan portfolio the Bank assesses the credit worthiness of a customer as well as performing collateral valuations. An allowance for loan losses is also maintained in an attempt to address the various risks involved with lending. In determining the amount of the allowance, Cornerstone relies on an analysis of the loan portfolio based on volume and types of loans, internal loan classifications, delinquency trends, local and economic conditions and other pertinent information. Negative changes in these valuation methods would result in a decline in asset quality. Any increase in Cornerstone’s allowance for loan losses would have a negative impact on earnings.

Liquidity needs could adversely affect Cornerstone’s results of operations and financial condition.

Cornerstone relies on dividends from the Bank as its primary source of funds. The majority of the Bank’s funds are comprised of customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The repayment of loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, Cornerstone may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Alternative sources include advances from the Federal Home Loan Bank and federal funds lines of credit from correspondent banks. While Cornerstone believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. Cornerstone may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets if these alternative sources are not adequate.

Competition from financial institutions and other financial service providers may adversely affect Cornerstone’s profitability.

The banking business is highly competitive and Cornerstone experiences competition in each of its markets from many other financial institutions. Cornerstone competes with other commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in Cornerstone’s primary market areas and elsewhere.

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

Changes in interest rates could adversely affect Cornerstone’s results of operations and financial condition.

Changes in interest rates may affect Cornerstone’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rates are highly sensitive to many factors that are beyond Cornerstone’s control, including general economic conditions and the policies of various governmental and regulatory authorities. Accordingly, changes in interest rates could decrease Cornerstone’s net interest income. Changes in the level of interest rates also may negatively affect Cornerstone’s ability to originate real estate loans, the value of its assets and the ability to realize gains from the sale of its assets, all of which ultimately affects earnings.

Cornerstone relies heavily on the services of key personnel.

Cornerstone relies on the strategies and management services of Gregory B. Jones, its Chairman of the Board and Chief Executive Officer. Although Cornerstone has entered into an employment agreement with Mr. Jones, the loss of his services could have a material adverse effect on Cornerstone’s business, results of operations and financial condition. Cornerstone is also dependent on certain other key officers who have important customer relationships or are instrumental to its lending and depository operations. Changes in key personnel and their responsibilities may be disruptive to operations and could have a material adverse effect on Cornerstone’s financial condition and earnings. Cornerstone believes that its future results will also depend upon its ability to attract and retain highly skilled and qualified personnel, particularly in those areas where Cornerstone may open new branches.

Cornerstone’s recent results may not be indicative of its future results.

Cornerstone may not be able to sustain its historical rate of growth or could experience very limited or no increase in assets at all. In the future, Cornerstone may not have the benefit of several recently favorable factors, such as a generally stable economic environment or the ability to find suitable expansion opportunities. Various factors, such as interest rate environment, regulatory and legislative considerations and competition, may also impede or prohibit the Company’s ability to expand its market presence.

Cornerstone is subject to Tennessee’s anti-takeover statutes and certain charter provisions which could decrease its chances of being acquired even if the acquisition is in the best interest of Cornerstone’s shareholders.

As a Tennessee corporation, Cornerstone is subject to various legislative acts which impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. These statutes may delay or prevent offers to acquire Cornerstone and increase the difficulty of consummating any such offers, even if the acquisition would be in its shareholders’ best interests. Cornerstone’s amended and restated charter also contains provisions which may make it difficult for another entity to acquire it without the approval of a majority of the disinterested directors on its board of directors. Secondly, the amount of common stock owned by, and other compensation arrangements with, Cornerstone’s officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose. As of February 19, 2008, directors and executive officers beneficially owned approximately 17.60% of Cornerstone’s common stock. Agreements with Cornerstone’s senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of Cornerstone’s board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals that the board of directors and officers oppose.

The success and growth of Cornerstone’s operations will depend on its ability to adapt to technological changes.

The banking industry and the ability to deliver financial services is becoming more dependent on technological advancement, such as the ability to process loan applications over the Internet, accept electronic signatures, provide process status updates instantly, reliable on-line banking capabilities and other customer expected conveniences that are cost efficient to Cornerstone’s business processes. As these technologies are improved in the future, Cornerstone may, in order to remain competitive, be required to make significant capital expenditures.

Even though Cornerstone’s common stock is currently traded on the OTC Bulletin Board, the trading volume in its common stock has been limited. Secondly, the sale of substantial amounts of Cornerstone’s common stock in the public market could depress the price.

Cornerstone cannot say with any certainty when a more active and liquid trading market for its common stock will develop or be sustained. Because of this, Cornerstone’s shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. Cornerstone cannot predict the effect, if any, that future sales or the availability of common stock will have on the market price. Cornerstone, therefore, can give no assurance that sales of substantial amounts of its common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of its common stock to decline or impair its ability to raise capital through sales of its common stock.

Cornerstone may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain capital at desired or required regulatory levels, Cornerstone’s board of directors may decide from time to time to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of its common stock. The sale of these shares may significantly dilute the book value per share of its common stock. New investors in the future may also have rights, preferences and privileges senior to its current shareholders which may adversely impact its current shareholders.

Cornerstone’s ability to declare and pay dividends is limited by law and it may be unable to pay future dividends.

Cornerstone derives the majority of its income from dividends on the shares of common stock of the Bank and Eagle. The ability of the Bank and Eagle to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Department of Financial Institutions. In addition, the FRB may impose restrictions on Cornerstone’s ability to pay dividends on its common stock. As a result, Cornerstone cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no written comments from the Commission staff regarding our periodic or current reports under the Act which remain unresolved.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2007, the principal offices of Cornerstone are located at 835 Georgia Avenue, Chattanooga, Tennessee 37402. In addition, the Bank operates five full-service branches and two loan production offices that are located at:

Branches	4154 Ringgold Road, East Ridge, Tennessee
5319 Highway 153, Hixson, Tennessee
2280 Gunbarrel Road, Chattanooga, Tennessee
8966 Old Lee Highway, Ooltewah, Tennessee
835 Georgia Avenue, Chattanooga, Tennessee

Loan Production Offices	202 West Crawford Street, Dalton, Georgia
9724 Kingston Pike Suite 305B Knoxville, Tennessee

The Georgia Avenue facility located in downtown Chattanooga, Tennessee serves as a branch location for the Bank’s customers as well as Cornerstone’s Executive offices. The Bank owns the properties located at 2280 Gunbarrel Road, 4154 Ringgold Road, 5319 Highway 153 and 8966 Old Lee Highway. Cornerstone operates a service center to facilitate all of its non-customer contact functions located at 6401 Lee Corners, Suite B, Chattanooga, Tennessee.

ITEM 3. LEGAL PROCEEDINGS

As of the end of 2007, neither Cornerstone, the Bank nor Eagle was involved in any material litigation. The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against Cornerstone or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s or Eagle’s financial condition or Cornerstone’s consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2007 to a vote of security holders of Cornerstone through a solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY: RELATED STOCKHOLDER MATTERS AND ISSURER PURCHASES OF EQUITY SECURITIES

On February 9, 2008, the Company had 6,369,718 shares of common stock outstanding. Cornerstone’s common stock is quoted on the OTC Bulletin Board but is not listed on a national securities exchange. Morgan Keegan, a subsidiary of Regions Bank, is the principal market maker for Cornerstone’s stock. There are nine other market makers who assist in providing a market.

There were approximately 558 holders of record of the common stock as of December 31, 2007. This number does not include shareholders with shares in nominee name held by DTC. As of the end of 2007, there were 3,607,162 shares held in nominee name by DTC. Cornerstone paid quarterly cash dividends in 2007 in the amount of $0.05 per share. Cornerstone announced, in December 2007, a first quarter 2008 dividend of $0.07, which was paid January 4, 2008. Cornerstone’s board of directors will continue to evaluate the amount of future dividends, if any, after capital needs required for expected growth of assets are reviewed. The payment of dividends is solely within the discretion of the board of directors, considering Cornerstone’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks.

Table 1 presents the high and low closing prices of Cornerstone’s common stock for the periods indicated, as reported by published sources. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

TABLE 1

High and Low Common Stock Share Price for the Company			Dividends paid
2008 Fiscal Year	Low	High	Per Share
First Quarter (through Feb. 29, 2008)	$7.99	$10.90	$.07

2007 Fiscal Year
First Quarter	$14.25	$16.50	$0.05
Second Quarter	$14.30	$15.30	$0.05
Third Quarter	$10.95	$14.50	$0.05
Fourth Quarter	$10.05	$12.40	$0.05

2006 Fiscal Year
First Quarter	$11.63	$13.63	$0.03
Second Quarter	$11.70	$12.88	$0.03
Third Quarter	$11.70	$13.39	$0.03
Fourth Quarter	$13.05	$17.00	$0.03

2005 Fiscal Year
First Quarter	$7.87	$9.25	$0.05
Second Quarter	$8.38	$9.25	$0.00
Third Quarter	$8.80	$10.25	$0.04
Fourth Quarter	$9.75	$12.50	$0.00

Table 2 presents the number of shares and average share price for Cornerstone’s Equity Compensation Plans.

TABLE 2

Equity Compensation Plan
Year Ended December 31, 2007

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:	784,075	$6.92	647,675
Equity compensation plans not approved by security holders:	-	-	80,000
Total	784,075	$6.92	727,675

ITEM 6.  SELECTED FINANCIAL DATA.

Table 3 presents selected financial data for the periods indicated.

TABLE 3

	At and for the Fiscal Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Total interest income	$34,784	$29,158	$20,672	$14,058	$11,326
Total interest expense	14,414	10,306	6,077	3,575	3,210
Net interest income	20,370	18,852	14,594	10,483	8,115
Provision for loan losses	10,409	1,106	1,401	840	545
Net interest income after provision for loan losses	9,961	17,746	13,193	9,643	7,570
Noninterest income:
Investment securities gains	—	—	—	—	—
Other income	1,695	2,111	1,904	1,405	1,241
Noninterest expense	10,926	10,718	8,216	6,885	5,740
Income before income taxes	730	9,139	6,881	4,163	3,071
Income tax expense / (benefit)	$(141)	$3,328	$2,556	$1,592	$1,189
Net income	$871	$5,811	$4,325	$2,571	$1,881

Per Share Data:
Net income, basic	$0.14	$0.90	$0.71	$0.52	$0.38
Net income, assuming dilution	$0.13	$0.85	$0.66	$0.46	$0.36
Dividends paid	$0.20	$0.12	$0.09	$0.03	$0.00
Book value	$5.70	$5.86	$5.07	$4.32	$3.40
Tangible book value(1)	$5.24	$5.40	$4.54	$3.88	$2.89

Financial Condition Data:
Assets	$444,421	$374,942	$323,611	$248,614	$200,996
Loans, net of unearned interest	$369,883	$305,879	$262,008	$202,555	$155,278
Cash and investments	$51,798	$51,557	$46,074	$34,614	$33,118
Federal funds sold	$—	$—	—	—	$3,060
Deposits	$313,250	$275,816	$252,435	$187,832	$159,352
FHLB advances and line of credit	$47,100	$39,500	$30,000	$27,000	$17,400
Subordinated debentures	$—	$—	—	—	—
Federal funds purchased and repurchase agreements	$41,560	$19,249	$4,790	$7,409	$6,084
Shareholders’ equity	$36,327	$38,183	$32,466	$24,807	$16,903
Tangible shareholders’ equity(1)	$33,386	$35,137	$29,089	$22,266	$14,362

Selected Ratios:
Interest rate spread	4.51%	5.16%	4.93%	4.70%	4.54%
Net interest margin(2)	5.22%	5.80%	5.43%	5.02%	4.87%
Return on average assets	0.21%	1.69%	1.51%	1.15%	1.06%
Return on average equity	2.14%	16.27%	14.98%	13.83%	7.38%
Return on average tangible equity(1)	2.31%	17.78%	16.96%	16.02%	8.76%
Average equity to average assets	9.86%	10.36%	10.09%	8.30%	9.04%
Dividend payout ratio	149.71%	13.33%	12.17%	4.84%	0.00%
Ratio of nonperforming assets to total assets	0.40%	0.40%	0.47%	0.08%	0.07%
Ratio of allowance for loan losses to nonperforming loans	791.16%	25.90%	20.70%	5.33%	0.00%
Ratio of allowance for loan losses to total average loans, net of unearned income	3.88%	1.50%	1.50%	1.47%	1.42%

(1)	Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.

(2)
Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets less the interest rate paid on interest bearing liabilities.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Certain financial information included in our summary consolidated financial data is determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures are “tangible book value per share,” “tangible shareholders’ equity,” and “return on average tangible equity.” Cornerstone’s management uses these non-GAAP measures in its analysis of Cornerstone’s financial performance.

•
“Tangible book value per share” is defined as total equity reduced by recorded goodwill and other intangible assets divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per share exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible assets of a company. For companies such as Cornerstone that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill related to such transactions.

•	“Tangible shareholders’ equity” is shareholders’ equity less goodwill and other intangible assets.

•	“Return on average tangible equity” is defined as earnings for the period divided by average equity reduced by average goodwill and other intangible assets.

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. Table 4 presents a reconciliation to provide a more detailed analysis of these non-GAAP performance measures:

TABLE 4

	At and for the Fiscal Years Ended December 31,
	2007	2006	2005	2004	2003
Book value per share	$5.70	$5.86	$5.07	$4.32	$3.40
Effect of intangible assets per share	$0.46	$0.47	$0.53	$0.44	$0.51
Tangible book value per share	$5.24	$5.40	$4.54	$3.88	$2.89
Return on average equity	2.14%	16.27%	14.98%	13.83%	7.38%
Effect of intangible assets	0.17%	1.51%	1.98%	2.19%	1.38%
Return on average tangible equity	2.31%	17.78%	16.96%	16.02%	8.76%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

Management’s discussion and analysis of Cornerstone’s operations, prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of applicable federal and state securities laws. Although Cornerstone believes that the assumptions underlying such forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as “expect,” “anticipate,” “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting Cornerstone’s customers, and other risks that cannot be accurately quantified or completely identified. Many factors affecting Cornerstone’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. These factors are unpredictable and beyond Cornerstone’s control. Earnings may fluctuate from period to period. The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results. Cornerstone is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change. Cornerstone undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

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

The following is a discussion of our financial condition at December 31, 2007 and December 31, 2006 and our results of operations for each of the three-years ended December 31, 2007, 2006 and 2005. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of December 31, 2007 Cornerstone had total consolidated assets of approximately $444 million, total loans of approximately $384 million, total deposits of approximately $313 million and stockholders equity of approximately $36 million. Cornerstone’s net income decreased to $871 thousand for 2007 compared to $5.8 million 2006 and $4.3 million for 2005.

Results of Operations

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities. Net Interest income is also the most significant component of our earnings. For the year ended December 31, 2007, Cornerstone recorded net interest income of approximately $20,370,000, which resulted in a net interest margin of 5.22%. For the year ended December 31, 2006, Cornerstone recorded net interest income of approximately $18,853,000, which resulted in a net interest margin of 5.80%. For the year ended December 31, 2005, Cornerstone recorded net interest income of approximately $14,594,000, which resulted in a net interest margin of 5.43%.

Table 5 presents information with respect to interest income from average interest-earning assets, expressed both in dollars and yields, and interest expense on average interest-bearing liabilities, expressed both in dollars and rates, for the periods indicated. The table includes loan yields, which reflect the amortization of deferred loan origination and commitment fees. Interest income from investment securities includes the accretion of discounts and amortization of premiums.

 TABLE 5

Yields Earned on Average Earning Assets and Rates Paid on Average Interest Bearing Liabilities
Years Ended December 31,

	2007			2006			2005
(In thousands)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
ASSETS
Interest-earning assets:
Loans(1)(2)	$353,278	$32,981	9.34%	$284,105	$27,317	9.61%	$236,265	$19,354	8.19%
Investment securities(3)	37,673	1,750	4.80%	36,218	1,584	4.48%	29,705	1,217	4.24%
Federal funds sold	760	52	6.86%	4,686	258	5.51%	2,976	101	3.39%
Total interest-earning assets	391,711	34,783	8.89%	325,009	29,159	8.98%	268,946	20,672	7.68%
Allowance for loan losses	(5,009)			(4,104)			(3,025)
Cash and other assets	26,341			23,836			20,288
Total assets	$413,043			$344,741			$286,209
TOTAL LIABILITIES AND EQUITY
Interest-bearing liabilities:
Deposits:
NOW accounts	$36,327	802	2.21%	$34,701	427	1.23%	$33,943	329	0.97%
Money market / Savings	55,808	2,018	3.61%	58,477	2,225	3.80%	45,232	1,107	2.45%
Time deposits, $100m and
Over	61,172	3,134	5.12%	43,692	1,993	4.56%	32,611	1,145	3.51%
Time deposits, under $100m	107,498	5,387	5.01%	88,773	3,899	4.39%	70,167	2,240	3.19%
Total interest-bearing deposits	260,805	11,341	4.35%	225,643	8,544	3.78%	181,953	4,821	2.65%
Federal funds purchased	11,374	613	5.39%	4,570	232	5.07%	4,269	143	3.35%
Securities sold under agreement to repurchase	8,103	244	3.01%	4,020	116	2.88%	3,501	60	1.71%
Other borrowings	48,282	2,216	4.59%	35,429	1,414	3.98%	30,973	1054	3.40%
Total interest-bearing
Liabilities	328,564	14,414	4.39%	269,662	10,306	3.82%	220,696	6,078	2.75%
Net interest spread			4.51%			5.16%			4.93%

Other liabilities:
Demand deposits	41,503			37,056			34,730

Accrued interest payable and other liabilities	2,240			2,295			1,909
Stockholders' equity	40,737			35,728			28,874
Total liabilities
And stockholders' equity	$413,043			$344,741			$286,209

Net interest margin		$20,369	5.22%		$18,853	5.80%		$14,594	5.43%

(1) Interest income on loans includes amortization of deferred loan fees and other discounts of $302 thousand, $288 thousand, and $262 thousand for the fiscal years ended December 31, 2007, 2006, and 2005, respectively.

(2) Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.

(3) Yields on securities are calculated on a fully tax equivalent basis.

Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

During 2007 the Bank continued to increase its loan portfolio with an emphasis in commercial loans. During 2007 the Bank hired 5 additional relationship managers to attract new loan and deposit customers.

As of December 31, 2007, the Bank’s investment portfolio resulted in a yield of 4.80% compared to 4.48% for the same time period in 2006. The Bank’s investment portfolio is used primarily for pledging purposes with the State of Tennessee Collateral Pool, Federal Reserve discount window and to secure repurchase agreements.

The Bank expects continued pressure on the net interest margin due to market conditions such as increased competition in Cornerstone’s primary deposit market. Therefore, the Bank has elected to grow its funding base with a variety of solutions including local market CD specials, brokered deposits and borrowings from the Federal Home Loan Bank (the “FHLB”). As of December 31, 2007 borrowings from the FHLB totaled $47 million with an interest cost of 4.37%.

During 2007 the Bank offered several certificate of deposit (“CD”) promotions to attract deposits from customers in the Chattanooga Tennessee MSA. The Bank also obtained approximately $13 million in brokered CDs to provide additional funding. Management believes that the brokered CD market provides a convenient source of funds and will continue to obtain brokered CDs to offset higher interest rates demanded by other funding sources.

During the fourth quarter the Bank settled an interest contract dispute in the amount of $316 thousand. The additional expense reduced the net interest margin by 30 basis points for the quarter and 8 basis points for 2007. Without this one time charge the net interest margin would have been 4.94% for the quarter and 5.30% year to date. This expense reduced the 4th quarter and annual earnings by approximately $200 thousand after taxes.

Starting in September 2007 the Federal Reserve Bank initiated a series of interest rate cuts that as of January 30, 2008 resulted in the Federal Funds Target rate of 3.00%. This 225 basis point reduction has placed downward pressure on the banking industry’s net interest margins. Cornerstone also experienced a reduction in its net interest margin to 4.64%for the 4th quarter 2007.

Tables 6 and 7 present the changes in interest income and interest expense that are attributable to three factors:

(i) A change in volume or amount of an asset or liability.

(ii) A change in interest rates.

(iii) A change caused by the combination of changes in asset or deposit mix.

The tables describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Cornerstone’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided as to changes attributable to change in volume (change in volume multiplied by current rate) and change in rates (change in rate multiplied by current volume). The remaining difference has been allocated to mix.

TABLE 6

INTEREST INCOME AND EXPENSE ANALYSIS

	Year Ended December 31,
	2007 Compared to 2006
(In Thousands)	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	$6,461	($954)	$157	$5,664
Investment securities	69	105	(8)	166
Federal funds sold	(204)	(8)	6	(206)
Other earning assets	0	0	0	0
Total interest income				5,624

Interest expense:
NOW accounts	36	356	(16)	376
Money market and savings accounts	(96)	(103)	(8)	(207)
Time deposits, $100,000 and over	895	343	(98)	1,140
Time deposits, less than $100,000	938	666	(116)	1,488
Other borrowings	590	294	(82)	802
Federal funds purchased	367	36	(22)	381
Securities sold under agreement to repurchase	123	11	(7)	127
Total interest expense				4,107
Change in net interest income (expense)				$1,517

TABLE 7

INTEREST INCOME AND EXPENSE ANALYSIS

	Year Ended December 31,
	2006 Compared to 2005
(In Thousands)	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	$4,597	$4,034	($668)	$7,963
Investment securities	292	87	(12)	367
Federal funds sold	106	113	(62)	157
Other earning assets	0	0	0	0
Total interest income				8,487

Interest expense:
NOW accounts	9	90	(1)	98
Money market and savings accounts	503	789	(174)	1,118
Time deposits, $100,000 and over	596	459	(207)	848
Time deposits, less than $100,000	817	1,065	(223)	1,659
Other borrowings	177	209	(23)	363
Federal funds purchased	15	74	(3)	86
Securities sold under agreement to repurchase	15	51	(10)	56
Total interest expense				4,228
Change in net interest income (expense)				$4,259

(1) Loan amounts include non-accruing loans.

(2) Interest income includes the portion of loan fees recognized in the respective periods.

 Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $10.4 million for the year ended December 31, 2007. Other matters relating to the changes in provision for loan losses are presented below:

During the second quarter of 2007, the Bank identified a customer relationship in its asset based lending program totaling $5.5 million in which management detected a suspected customer fraud.  The company responsible for this problem loan is still operating under a forbearance agreement with the bank and is current on all credit obligations.  The problem arose out of a suspected fraud and the company’s operations are still considered a source of repayment and if properly managed may be able to satisfy the debt obligations.  During 2007 in accordance with FAS 114, management assigned $2.8 million to the loan loss allowance for this specific credit and anticipates that the amount will adequately provide for any probable shortfalls of collateral if the company were to discontinue operations.

On February 13, 2008 Cornerstone revised its previously announced fiscal year-ended 2007 financial results due to an apparent customer fraud. The apparent fraud was discovered as a result of additional risk controls being implemented as a result of the above mentioned credit. This customer was determined to have submitted apparently fraudulent financial statements that were reviewed by a certified public accountant during 2007. The customer’s relationship with the Bank totaled approximately $7.6 million which included a $6 million commercial line of credit secured by accounts receivable, inventory and all other business assets and $1.6 million secured by commercial real estate. The company has ceased operations and moved to a liquidation status. The Bank provided $6.5 million to the loan loss allowance for the credit and charged off $6 million during the month of March 2008. Management has determined that the remaining $1.1 million is adequately secured and does not expect a shortfall during liquidation.

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

Table 8 presents the components of non interest income for the years ended December 31, 2007, 2006 and 2005 (in thousands).

TABLE 8

	2007	2006	2005
Customer service fees	$1,426	$1,298	$984
Other noninterest income	165	91	68
Operating lease income	-	301	540
Net gain from sale of loans & other assets	104	421	313
Total noninterest income	$1,695	$2,111	$1,905

Significant matters relating to the changes to non interest income are presented below:

Service charges on deposits primarily increased as a result of the growth in demand deposits and interest demand deposits.

The Bank created a new line of business in 2007. A major service provider for the payroll processor industry recently terminated most of its processors in order to pursue its core bank lines of business. Cornerstone recognized this as an opportunity and has built the program and infrastructure to service this sector of ACH processing. Currently, the Bank has seven payroll processors processing ACH transactions and expects to add approximately five to ten additional payroll processors in 2008. This line of business has the ability to produce a material amount of non-interest income with a relatively low amount of credit and transaction risk.

One of the major components in other fee income in prior years was the Bank’s lease income. The Bank had entered into an operating lease agreement with one of its customers that resulted in monthly lease income to the Bank. The lease has been terminated with the customer, which has purchased the assets. Currently, the Bank has no income from operating lease agreements.

Non Interest Expense-Items reported as non interest expense include salaries and employee benefits, occupancy and equipment expense and other operating expense.

Table 9 presents the components of non interest expense for the years ended December 31, 2007, 2006 and 2005 (in thousands).

TABLE 9

	2007	2006	2005
Salaries and employee benefits	$6,609	$6,018	$4,503
Net occupancy and equipment expense	1,355	1,075	859
Depreciation on leased assets	-	245	379
Other operating expenses	2,962	3,380	2,475
Total noninterest income	$10,926	$10,718	$8,216

Significant matters relating to the changes to non interest expense are presented below:

As of December 2006 Cornerstone had 98 full time equivalent employees. By December 2007, the number of full time equivalent employees had increased to 116. The positions filled by these employees included 5 additional relationship managers and two additional employees in the Bank’s ACH processing department. The addition of these employees as well as the additional staff hired should have a positive impact on the Bank’s growth and performance during 2008.

Occupancy and equipment expense has increased from prior periods in part due to the relocation of the Bank’s downtown branch and Cornerstone’s corporate headquarters. While the relocation has increased expenses, the Bank’s presence in downtown Chattanooga, Tennessee, provides existing bank customers with greater access to the Bank’s services as well as potential new customers. The Bank also opened two loan production offices during 2007; one in Knoxville, Tennessee, and one in Dalton, Georgia.

Income Tax Expense

The difference between Cornerstone’s expected income tax expense, computed by multiplying income before income taxes by statutory income tax rates, is primarily attributable to new market tax credits for federal and state purposes, tax exempt loans and tax exempt securities.

Financial Condition

Overview-Cornerstone’s consolidated balance sheet reflects significant growth since December 31, 2006. Total assets increased approximately $69 million or 18.5% from $375 million as of December 31, 2006 to $444 million as of December 31, 2007. The primary component of the growth continues to be the Bank’s loan portfolio. Total loans increased $73 million or 23.7% from approximately $310 million as of December 31, 2006 to approximately $384 million as of December 31, 2007.

Investments-The Bank’s investment portfolio totaled $36.9 million or 8.3% of total assets as of the year end 2007 compared to a total of $33.9 million or 9.0% of total assets as of year end 2006. The portfolio is accounted for in two classifications: “Held to Maturity” and “Available for Sale”. The Bank also has an investment in Federal Home Loan Bank Stock. The objective of the Bank’s investment policy is to invest funds not otherwise needed to meet the loan demand of the Bank’s market area and to meet the following five objectives: Gap Management, Liquidity, Pledging, Return, and Local Community Support. In doing so, the Bank uses the portfolio to provide structure and liquidity that the loan portfolio cannot. The management investment committee balances the market and credit risks against the potential investment return, ensures investments are compatible with the pledge requirements of the Bank’s deposit of public funds, maintains compliance with regulatory investment requirements, and assists various public entities with their financing needs. The management investment committee is authorized to execute security transactions for the investment portfolio based on the decisions of the Board of Directors Asset Liability Committee (“ALCO”). All the investment transactions occurring since the previous ALCO meeting are reviewed by the ALCO at its next monthly meeting, in addition to the entire portfolio. The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank’s needed liquidity and longer-term securities purchased to generate stable income for the Bank during periods of interest rate fluctuations.

Table 10 presents the carrying value of the Bank's investments at the dates indicated. Available for sale securities are carried at fair market value and securities held to maturity are held at their book value (amounts in thousands).

TABLE 10

Investment Portfolio Years Ending December 31,

	2007	2006	2005
Securities available for sale:
U.S. Government and agency obligations	$27,414	$26,470	$22,349
Mortgage-backed and other securities	3,836	2,634	4,000
State & political subdivisions tax-exempt	3,503	3,249	3,285
Corporate debt	0	0	494
Totals	$34,753	$32,353	$30,128

Securities held to maturity:
U.S. Government and agency obligations	$0	$0	$0
Mortgage-backed and other securities	200	236	322
State & political subdivisions tax-exempt	0	0	0
Corporate debt	0	0	0
Totals	$200	$236	$322

Federal Home Loan Bank stock, at cost	1,912	1,332	1,034

Total Investments	$36,865	$33,921	$31,484

For December 31, 2007 tables 11 and 12 present the book value of the Bank's investments, the weighted average yields on the Bank's investments and the periods to maturity of the Bank's investments for the “Securities Available for Sale” and the “Securities Held to Maturity,” respectively. Available for Sale and Held to Maturity information relating to December 31, 2006 is presented in tables 13 and 14.

TABLE 11

Weighted Average Yields on the Available For Sale Investments Periods of Maturity from December 31, 2007

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
Securities available for sale:
U.S. Treasuries	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
U.S. Government agencies	8,491	4.43%	16,848	4.57%	0	0.00%	2,075	6.12%
Mortgage-backed securities (2)	0	0.00%	2	6.30%	13	7.01%	3,821	5.17%
Tax-exempt municipal bonds	126	5.14%	739	4.29%	1,233	4.28%	1,405	4.09%
Other bonds, notes, debentures and securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Totals	$8,617	4.44%	$17,589	4.56%	$1,246	4.31%	$7,301	5.32%

Total Securities Available for Sale	$34,753	4.76%

TABLE 12

Weighted Average Yields on the Held To Maturity Investments Periods of Maturity from December 31, 2007

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
Securities available for sale:
U.S. Treasuries	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
U.S. Government agencies	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Mortgage-backed securities (2)	0	0.00%	13	6.72%	13	5.20%	174	6.36%
Tax-exempt municipal bonds	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Other bonds, notes, debentures and securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Totals	$0	0.00%	$13	6.72%	$13	5.20%	$174	6.36%

Total Securities held to maturity	$200	6.31%

Federal Home Loan Bank stock, at cost	$1,912	5.52%

Total Investments	$36,865	4.80%

(1) The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.

(2) Mortgages are allocated by maturity and not amortized

TABLE 13

Weighted Average Yields on the Available For Sale Investments Periods of Maturity from December 31, 2006

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
Securities available for sale:
U.S. Treasuries	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
U.S. Government agencies	7,610	4.21%	16,801	4.46%	0	0.00%	2,059	5.76%
Mortgage-backed securities (2)	1	7.49%	3	5.43%	14	6.75%	2,616	5.57%
Tax-exempt municipal bonds	0	0.00%	558	4.71%	1,167	4.43%	1,525	5.34%
Other bonds, notes, debentures and securities	0	%	0	0.00%	0	0.00%	0	0.00%
Totals	$7,611	4.21%	$17,362	4.47%	$1,181	4.46%	$6,199	5.58%

Total Securities Available for Sale	$32,353	4.62%

TABLE 14

Weighted Average Yields on the Held To Maturity Investments Periods of Maturity from December 31, 2006

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
Securities available for sale:
U.S. Treasuries	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
U.S. Government agencies	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Mortgage-backed securities (2)	0	0.00%	19	7.50%	0	0.00%	217	5.59%
Tax-exempt municipal bonds	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Other bonds, notes, debentures and securities	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Totals	$0	0.00%	$19	7.50%	$0	0.00%	$217	5.59%

Total Securities held to maturity	$236	5.75%

Federal Home Loan Bank stock, at cost	$1,332	5.82%

Total Investments	$33,921	4.66%

(1) The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.

(2) Mortgages are allocated by maturity and not amortized

Lending-All lending activities of the Bank are under the direct supervision and control of the Directors Loan Committee, which consists of the Chief Executive Officer, President, Senior Loan Administrator, and five outside directors. Also present at meetings of the committee are the loan review officer and other lending officers as required. All lending activities of Eagle are under the direct supervision and control of its Board of Directors which consist of the Chief Executive Officer, President, Treasurer, Secretary, Bank’s Senior Loan Administrator and four outside directors. These loan committees enforce loan authorizations for each officer, make lending decisions on loans exceeding such limits, review and oversee problem credits, and determine the allocation of funds for each lending category.

At December 31, 2007 and 2006, Cornerstone’s loan portfolio constituted approximately 83.2% and 81.6% of Cornerstone’s total assets, respectively.

Table 15 presents the composition of the Cornerstone’s loan portfolio at the indicated dates.

TABLE 15

Loan Portfolio Composition
Years Ending December 31,
	2007		2006		2005		2004	2003
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$98,065	25.57%	$98,542	31.77%	$86,039	32.40%	$61,742	30.09%	$42,420	26.97%
Real estate - construction	76,832	20.03%	57,606	18.57%	47,071	17.72%	36,824	17.94%	24,081	15.31%
Real estate - mortgage	64,585	16.84%	48,700	15.70%	48,645	17.19%	38,193	18.61%	28,185	17.92%
Real estate - commercial	138,074	35.99%	99,197	31.98%	79,608	29.98%	61,860	30.14%	56,527	35.94%
Consumer loans	6,037	1.57%	6,092	1.98%	7,191	2.71%	6,602	3.22%	6,077	3.86%
Total loans	$383,593	100.00%	$310,137	100.00%	$265,554	100.00%	$205,221	100.00%	$157,290	100.00%

Significant matters relating to the changes in the loan portfolio composition are presented below:

During 2007 the Bank increased its loan portfolio in commercial real estate loans from $99 million to $138 million by the end of the year. The primary reason for this growth was an increase in the number of Relationship Managers (RM) and the creation of two new loan production offices (LPO) during 2007. The LPO’s were opened in Knoxville, TN and Dalton, GA and were responsible for approximately $30 million in loan growth across multiple classifications. In the Chattanooga market the Bank hired four RM’s. The increased man power and expanded markets were the result of Cornerstone’s strategic plan to grow loans at a rapid pace to offset the expected contraction of the Bank’s net interest margin.

Table 16 presents the scheduled maturities of the loans in Cornerstone’s loan portfolio as of December 31, 2007 based on their contractual terms to maturity. Overdrafts are reported as due in less than one year. Loans unpaid at maturity are renegotiated based on current market rates and terms.

TABLE 16

Loans Maturing Year-end balance as of December 31, 2007
(In thousands)	Less than One Year	1 to 5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$84,288	$13,354	$423	$98,065
Real estate - construction	68,632	7,845	355	76,832
Real estate - mortgage	30,688	29,389	4,508	64,585
Real estate - commercial	62,088	74,696	1,290	138,074
Consumer	3,164	2,831	42	6,037
Total Loans	$248,860	$128,115	$6,618	$383,593

Types of Loans

Commercial Loans-The Bank’s commercial loan portfolio is comprised of commercial, industrial, and non-farm non-residential loans, hereinafter referred to as commercial loans (excluding commercial construction loans). These installment loans and lines of credit are extended to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital. The following is a list of terms impeded in the Bank’s commercial loan portfolio:

The terms of the Bank's commercial loans generally range from 90 days to a 15 year amortization with a five year balloon.

Commercial loans are generally tied to the prime index and adjust according with changes in the prime rate. The Bank also extends fixed interest rate loans when appropriate to match the borrower’s needs.

Loans secured by marketable equipment are required to be amortized over a period not to exceed 60 months.

Generally, loans secured by current assets such as inventory or accounts receivable are structured as revolving lines of credit with annual maturities.

Loans secured by chattel, mortgages and accounts receivable may not exceed 85% of their market value.

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

Most of the Bank’s commercial loans are made with the intention of establishing a long-term relationship that fulfills the customer’s loan as well as deposit needs. This is the fastest growing area of the loan portfolio and is being staffed to continue this trend. The Bank believes this area has the best potential for future growth and has the highest barriers of entry to our competitors.

Real Estate: Construction Loans-The Bank makes residential construction loans to owner-occupants and to persons building residential properties for resale. The Bank has two main areas of construction loans: one is to residential real estate developers for speculative or custom single-family residential properties, and the other is to custom commercial construction projects with guaranteed takeout provisions. Construction loans are usually variable rate loans made for terms of one year or less, but extensions are permitted if construction has continued satisfactorily, the loan is current and other circumstances warrant the extension. Construction loans are limited to 80% of the appraised value of the lot and the completed value of the proposed structure.

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

Real Estate: Mortgage Loans-Real estate mortgage loans include all one to four family residential loans secured by real estate for purposes other than construction or acquisition and development. All real estate loans are held in the Bank’s loan portfolio except for loans that are designated as loans held for sale. The loans held for sale are FHLB or FNMA qualified and have been pre-approved by an underwriting specialist prior to closing. The remainder of the Bank’s mortgage loans are home equity loans and are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10 to 15 year period. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

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

Real Estate: Commercial-Commercial real estate mortgage loans include all one to four family residential loans secured by real estate for purposes other than construction or acquisition and development. All real estate loans are held in the Bank’s loan portfolio except for loans that have been participated to correspondent banks. The Bank will sell these participations if a loan exceeds the Bank’s legal lending limit or as is deemed appropriate by the Director’s Loan Committee. Commercial real estate mortgage loans are a combination of properties that are leased out or used for a primary place of a business the Bank has a relationship with. Most of the commercial real estate loans have fixed interest rates for terms of one to three years with balloon payment provisions and are amortized over a 10 to 15 year period, but whenever possible the Bank will seek a variable rate loan which would be tied to the New York prime rate and adjusted monthly. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

Commercial real estate loans are made for up to 85% of the value of the property securing the loan, based upon an appraisal if the loan amount is over $100,000. The Bank also requires title insurance to insure the priority of the property lien on its real estate loans over $50,000 and requires fire and casualty insurance on all of its loans.

Consumer Loans-These loans consist of consumer installment loans and consumer credit card balances. The Bank makes both secured and unsecured consumer loans for a variety of personal and household purposes. Most of the Bank's consumer loans are automobile loans, boat loans, property improvement loans and loans to depositors on the security of their certificates of deposit. These loans are generally made for terms of up to five years at fixed interest rates. The Bank considers consumer loans to involve a relatively high credit risk compared to real estate loans. Consumer loans, therefore, generally yield a relatively high return to the Bank and provide a relatively short maturity. The Bank believes that the generally higher yields and the shorter terms available on various types of consumer loans tend to offset the relatively higher risk associated with such loans, and contribute to a profitable spread between the Bank's average yield on earning assets and the Bank's cost of funds.

Lending Commitments-Commitments under standby letters of credit and undisbursed loan commitments increased from $68 million in 2006 to $77 million in 2007. This number includes all lines of credit that have not been fully drawn and loan commitments in the same status.

Origination, Purchase and Sale of Loans

The Bank originates the majority of its loans in Hamilton County, Tennessee. However, the Bank also originates loans in Marion, Sequatchie, Knox and Bradley Counties in Tennessee, and Dade, Walker, Whitfield and Catoosa Counties in Georgia, each of which is within 50 miles of Chattanooga, Tennessee. Loans are originated by 20 relationship managers who operate from the Bank's offices in Chattanooga, Tennessee and from the loan production offices in Dalton, Georgia and Knoxville, Tennessee. These relationship managers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others. The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices.

Upon receipt of a loan application and all required supporting information from a prospective borrower, the Bank obtains a credit report and verifies specific information relating to the loan applicant's employment, income and creditworthiness. For significant extensions of credit in which real estate will secure the proposed loan, a certified appraisal of the real estate is undertaken by an independent appraiser approved by the Bank. The Bank's relationship managers then analyze the credit worthiness of the borrower and the value of any collateral involved.

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

Problem Loans and Allowance for Loan Losses

Problem Loans-In originating loans, Cornerstone recognizes that it will experience credit losses and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan. Cornerstone has instituted measures at the Bank and Eagle which are designed to reduce the risk of, and monitor exposure to, credit losses.

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

The Bank's collection procedures provide that when a loan becomes between fifteen days and thirty days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. Most loan delinquencies are cured within 60 days and no legal action is required. In certain circumstances, the Bank, for a fee, may modify the loan, grant a limited moratorium on loan payments or revise the payment schedule to enable the borrower to restructure his or her financial affairs. Generally, the Bank stops accruing interest and any accrued non collected interest will be reversed in accordance with GAAP on delinquent loans when payment is in arrears for 90 days or when collection otherwise becomes doubtful. If the delinquency exceeds 120 days and is not cured through the Bank's normal collection procedures or through a restructuring, the Bank will institute measures to enforce its remedies resulting from the default, including commencing a foreclosure, repossession or collection action. In certain cases, the Bank will consider accepting a voluntary conveyance of collateral in lieu of foreclosure or repossession. Real property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold and is carried at the lower of cost or fair value less estimated costs to dispose. Accounting standards define fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent write-downs are provided by a charge to income through losses on other real estate in the period in which the need arises.

Allowance for Loan Losses-The allowance or reserve for possible loan losses is a means of absorbing future losses, which could be incurred from the current loan portfolio. The Bank maintains an allowance for possible loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the general allowance for loan losses as of December 31, 2007 is adequate to absorb possible losses from loans currently in the portfolio.

Table 17 presents Cornerstone's allocation of the allowance for loan losses as of December 31, 2007, 2006, 2005, 2004 and 2003.

TABLE 17

Allowance for Loan Losses Years Ending December 31,
	2007		2006		2005
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$9,482	25.57%	$1,686	31.77%	$1,438	32.40%
Real estate - construction	2,447	20.03%	1,581	18.57%	1,253	17.72%
Real estate - mortgage	101	16.84%	77	15.70%	79	17.19%
Real estate - commercial	1,434	35.99%	703	31.98%	535	29.98%
Consumer	246	1.57%	211	1.98%	240	2.71%
Totals	$13,710	100.00%	$4,258	100.00%	$3,545	100.00%

	2004		2003
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$1,002	30.09%	$840	26.97%
Real estate - construction	962	17.94%	539	15.31%
Real estate - mortgage	122	18.61%	139	17.92%
Real estate - commercial	361	30.14%	352	35.94%
Consumer	211	3.22%	141	3.86%
Totals	$2,658	100.00%	$2,011	100.00%

Table 18 presents Cornerstone's delinquent and non-performing assets as of December 31, 2007 and 2006.

TABLE 18

Delinquent and Non-performing Assets
Actual for Years Ending December 31,
(In thousands)	2007	2006
Accruing loans that are contractually
past due 90-days or more:

Commercial, financial and agricultural	$0	$0
Real estate - construction	0	0
Real estate - mortgage	0	0
Consumer	0	0
Total Loans	$0	$0
Non-accruing loans 90-days or more:

Commercial, financial and agricultural	$124	$127
Real estate - construction	341	186
Real estate - mortgage	220	789
Consumer	0	0
Total Loans	$685	$1,102

Real estate acquired through foreclosure	$1,038	$380
Property acquired through repossession	0	0
Total acquired	1,038	380
Total Loans	$383,593	$310,137

Ratio of non-performing assets to total loans	0.45%	0.48%
Ratio of delinquent (30-days or more) but accruing loans to:
Total loans	1.12%	0.77%
Total assets	0.97%	0.63%

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

Table 19 presents Cornerstone’s loan loss experience for the periods indicated.

TABLE 19
Loan Loss Reserve Analysis
Years Ending December 31,
(in thousands)	2007	2006	2005	2004	2003
Average loans	$353,278	$284,105	$236,265	$181,335	$141,586
Allowance for possible loan losses,
Beginning of the period	$4,258	$3,545	$2,658	$2,011	$1,591

Charge-offs for the period:
Commercial, financial and agricultural	737	307	275	165	223
Real estate - construction	84	0	48	0	0
Real estate - mortgage	180	104	128	138	6
Consumer	74	70	111	69	106
Total charge-offs	1,075	481	562	372	335
Recoveries for the period:
Commercial, financial and agricultural	114	66	12	149	183
Real estate - construction	0	0	1	0	3
Real estate - mortgage	4	7	6	7	0
Consumer	0	15	28	23	24
Total recoveries	118	88	47	179	210
Net charge-offs for the period	957	393	515	193	125

Provision for loan losses	10,409	1,106	1,402	840	545
Adjustments	0	0	0	0	0
Allowance for possible loan losses, end of period	$13,710	$4,258	$3,545	$2,658	$2,011
Ratio of allowance for loan losses to total average loans outstanding	3.88%	1.50%	1.50%	1.47%	1.42%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.27%	0.14%	0.22%	0.10%	0.09%

Intangibles-During 2002, the Company adopted the provisions of Statement of Financial Statement No. 142 Goodwill and other Intangible Assets concerning the $2,541,476 goodwill created by the merger with the Bank of East Ridge. Goodwill is tested annually for impairment. If the carrying value of goodwill exceeds the fair value, a write-down is recorded. No impairment loss was recognized during 2007, 2006 or 2005. Also, in December, 2005, the Company completed the purchase of Eagle Financial, Inc. and recorded an intangible asset of $848,916. Amortization expense relating to this intangible for 2007, 2006 and 2005 was $108,000, $345,388 and $13,500, respectively.

Sources of Funds

Overview-Time, money market, savings and demand deposits are the major source of Cornerstone’s funds for lending and other investment purposes. All deposits are held by the Bank. In addition, Cornerstone obtains funds from loan principal repayments and proceeds from sales of loan participations and investment securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and sales of loan participations and investment securities are significantly influenced by prevailing interest rates, economic conditions and the Company's asset and liability management strategies. Borrowings are used on either a short-term basis to compensate for reductions in the availability of other sources of funds or on a longer-term basis to reduce interest rate risk.

Deposits-The Bank offers several types of deposit accounts, with the principal differences relating to the minimum balances required, the time period the funds must remain on deposit and the interest rate. Deposits are obtained primarily from the Bank's Chattanooga Metropolitan Statistical Area (MSA). The Bank does advertise for deposits outside of this area and has had moderate success attracting deposits from credit unions around the United States. The Bank does not rely upon any single person or group of related persons for a material portion of its deposits. However, the Bank has a large depositor related to its ACH business line that leaves a large amount of money for the Bank to use as it passes through the Bank to its final destination. A principal source of deposits for the Bank consists of short-term money market and other accounts, which are highly responsive to changes in market interest rates. Accordingly, the Bank, like all financial institutions, is subject to short-term fluctuations in deposits in response to customer actions due to changing short-term market interest rates. The ability of the Bank to attract and maintain deposits and the Bank's cost of funds has been and will continue to be significantly affected by money market conditions.

Table 20 presents the composition of deposits for the Bank, excluding accrued interest payable, by type for the years ended December 31, 2007, 2006 and 2005 (in thousands).

TABLE 20

Deposit Composition
Years Ending December 31,
(In thousands)	2007	2006	2005
Demand deposits	$45,285	$41,723	$42,118
NOW deposits	31,985	38,160	33,080
Savings & money market deposits	49,970	56,913	55,411
Time deposits $100,000 and over	71,505	44,544	38,707
Time deposits under $100,000	114,505	94,476	83,119
Total Deposits	$313,250	$275,816	$252,435

Table 21 presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

TABLE 21

Average Amount and Average Rate Paid on Deposits
Years Ending December 31,

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits	$41,503		$37,056		$34,730
NOW deposits	36,327	2.21%	34,701	1.23%	33,943	0.97%
Savings & money market deposits	55,808	3.61%	58,477	3.80%	45,232	2.45%
Time deposits $100,000 and over	61,172	5.12%	43,692	4.56%	32,611	3.51%
Time deposits under $100,000	107,498	5.01%	88,773	4.39%	70,167	3.19%
Total Deposits	$302,308	4.35%	$262,699	3.78%	$216,683	2.65%

Borrowings-The Bank joined the Federal Home Loan Bank of Cincinnati in October of 2000. The Federal Home Loan Bank (the “FHLB”) allows the Bank to borrow funds on a contractual basis many times at rates lower than the costs of local certificates of deposit. In addition, the FHLB has the ability to provide structured advances that best reduce or leverage the interest rate risk of the Bank. The Bank as of the end of the year had $47 million outstanding with the FHLB. The FHLB offers multiple products to assist banks in their funding needs. During 2007 the Bank obtained funding by obtaining a daily revolving credit advance and fixed rate loans. The revolving credit advance has a minimum advance requirement of $15 million and is priced at a variable rate. As of December 31, 2007 the Bank had converted borrowings under the revolving credit advance to fixed rate loans with stated maturities ranging from two years to ten years. FHLB loans totaling $47 million as of December 31, 2007 are structured as an obligation with a fixed rate with the majority of loans incorporating an optional conversion to a floating rate after a stated period of time. The loans have maturities ranging from May 2010 to January 2017. As of December 31, 2007 the interest rates on these loans ranged from 3.87% to 5.00%. The Bank has several Federal Funds lines of credit available with correspondent banks with a total availability of $44 million as of the end of 2007. In addition, the Bank has the right to borrow from the Federal Reserve Bank if necessary to supplement its supply of funds available for lending and to meet deposit withdrawal requirements. As of December 31, 2007, Cornerstone had established a line of credit of $8.5 million priced at New York Prime Rate minus 150 basis points. The loan was established to insert capital infusions to the Bank to fund growth or retire treasury stock, if any, as needed. This line allows Cornerstone to act as a source of strength for the Bank without the expense or dilution of additional common stock. As of December 31, 2007, there was $100,000 borrowed on the line of credit and Cornerstone has the remaining balance available to inject capital into the Bank or fund other investments.

Capital

Capital Resources-Stockholder’s average equity for 2007 and 2006 totaled $40.7 million and $35.7 million, respectively. As of December 31, 2007, Cornerstone’s actual stockholder equity had decreased from $38.2 million in 2006 to $36.3. The decrease is primarily attributable to the increase in the Bank’s allowance for loan losses that was recognized in December 2007. The number of common shares outstanding decreased to 6,369,718 as of year end 2007 from 6,511,848 as of year end 2006. Changes in the number of common shares outstanding are the result of two transactions. The first transaction resulted in an increase in the number of shares outstanding by 10,870 as employees and a member of the board of directors exercised stock options during 2007. The second transaction resulted in the reduction of the number of shares outstanding by 153,000. The number of shares outstanding decreased primarily during the 3rd and 4th quarters of 2007 as a result of Cornerstone’s initiation of a stock repurchase program totaling 150,000 shares as announced in Cornerstone’s Form 8-K filing on October 19, 2007.

Capital Adequacy-Capital adequacy refers to the level of capital required to sustain asset growth and to absorb losses. The objective of Cornerstone’s management is to maintain a level of capitalization that is sufficient to take advantage of profitable growth opportunities while meeting regulatory requirements. This is achieved by improving profitability by effectively allocating resources to more profitable business, improving asset quality, strengthening service quality, and streamlining costs. The primary measures used by management to monitor the results of these efforts are the ratios of actual equity to average assets and actual equity to risk-adjusted assets.

The FDIC has adopted capital guidelines governing the activities of banks. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments. The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital, which is generally common shareholder’s equity less goodwill, and Tier II, which is primarily Tier I capital plus a portion of the loan loss allowance. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by regulators. The framework for calculating risk-based capital requires banks to meet the regulatory minimums of 4% Tier I and 8% total risk based capital. In 1990 regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for banks. Under the regulation defining these five capital categories, each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings. Table 22 lists the five categories of capital and each of the minimum requirements for the three risk-based ratios.

TABLE 22

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

As of December 31, 2007, Cornerstone exceeded the regulatory minimums and qualified as an adequately-capitalized institution under the regulations. The Bank had Tier 1 capital of $31.6 or 7.4% of average assets as of December 31, 2007 compared to Tier 1 capital of $31.7 or 9.4% of average assets as of December 31, 2006. The Bank had total capital of $36.6 or 9.3% of risk weighted assets as of December 31, 2007 compared to total capital of $35.8 or 10.9% of risk weighted assets as of December 31, 2006. The Bank fell from a well capitalized capital position during 2006 to an adequately capitalized position in 2007 due to the $6.5 million loan loss provision provided to the Bank’s loan loss allowance after the actual close of 2007. This treatment was in accordance with Generally Accepted Accounting Principles as this loss pertained to 2007 and was identified before issuance of the financial statements.

Liquidity-of a primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities. Cornerstone’s liquidity, represented by cash and cash from banks, is a result of its operating, investing and financing activities. In order to ensure funds are available at all times, Cornerstone devotes resources to projecting on a monthly basis the amount of funds accessible. Liquidity requirements can also be met through short-term borrowing or the disposition of short-term assets, which are generally matched to correspond to the maturity of liabilities.

Cornerstone’s liquidity target is measured by adding the Bank’s net cash, short term and marketable securities not pledged and dividing this number by total deposits and short-term liabilities not secured by assets pledged. The Bank’s liquidity ratio at year end 2007 was 4.8% compared to 8.4% at year end 2006. Cornerstone is not subject to any specific liquidity requirements imposed by regulatory orders. Cornerstone is subject however, to general FDIC guidelines, which do not require a minimum level of liquidity. Management believes its liquidity ratios meet or exceed these guidelines. Management does not know of any trends or demands, which are reasonably likely to result in liquidity increasing or decreasing in any material manner.

Table 23 presents the average loan to deposit ratios, a liquidity measure, for periods indicated:

TABLE 23

	December 31, 2007	December 31, 2006
Average loans to average deposits	116.86%	108.15%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cornerstone’s Asset/Liability Committee (“ALCO”) actively measures and manages interest rate risk using a process developed by the Bank. The ALCO is also responsible for approving Cornerstone’s asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing Cornerstones’s interest rate sensitivity position.

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent national consulting firm and reviewed by another separate and independent national consulting firm. These simulations estimate the impact that various changes in the overall level of interest rates over one- and two-year time horizons would have on net interest income. The results help Cornerstone develop strategies for managing exposure to interest rate risk.

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

Table 24 presents the re-pricing of Cornerstone’s interest earning assets and interest-bearing liabilities as of December 31, 2007. This interest sensitivity gap table is designed to monitor Cornerstone’s interest rate risk exposure within the designated time period. In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals. Cornerstone’s interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations. Cornerstone’s policy is to attempt to maintain a ratio of cumulative gap to total interest sensitive assets of negative 15.00% to positive 15.00% in the time period of one year or less. The information set forth below is based on the following assumptions of management: (i) savings and money market and NOW accounts will be less interest rate sensitive and the re-pricing on these accounts will be spread out over a five-year period; and (ii) securities other than mortgage-backed securities have been scheduled by maturity date while mortgages have been amortized over the life of the mortgage.

TABLE 24

Re-pricing of Interest Sensitive Assets and Liabilities Year-end balance as of December 31, 2007

(In thousands)	Less than One Year	1 to 5 Years (3)	Over 5 Years (3)	Total
Interest Sensitive Assets:
Federal funds sold	$0	$0	$0	$0
Investment securities
Taxable (1)	8,491	16,863	6,096	31,450
Tax-exempt (1)	126	739	2,638	3,503
Loans (2)
Fixed rate and adjustable rate 1-4 family mortgage	30,688	29,389	4,508	64,585
Scheduled payments	218,172	98,726	2,110	319,008
Total Interest Sensitive Assets	$257,477	$145,717	$15,352	$418,546

Interest Sensitive Liabilities:
NOW accounts	$12,797	$19,195	$0	$31,992
Money market and savings accounts	24,203	25,760	0	49,963
Time deposits	167,423	18,588	0	186,011
Other interest bearing liabilities	88,660	0	0	88,660
Total Interest Sensitive Liabilities	$293,083	$63,543	$0	$356,626

Interest Sensitive Gap	(35,606)	82,174	15,352	61,920
Cumulative Interest Sensitive Gap	(35,606)	46,568	61,920

Ratio of cumulative gap to total Interest Sensitive Assets	(8.51)%	11.13%	14.79%

(1) All AFS securities are shown at the market value and HTM are shown at book value.

(2) Non-performing loans are included as interest-earning assets.

(3) All assets and liabilities in these categories are fixed rates.

During 2007 management made an effort to reduce the Bank’s sensitivity to interest sensitive assets by lengthening the maturities of its securities and loans while reducing the average maturities of its interest sensitive liabilities. This was undertaken due to the uncertainty in the economy and growing probability that interest rates would decline.

Impact of Inflation and Changing Price- The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of the financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. Management is primarily concerned with two inflationary factors; The first and the most common is the general impact of inflation on operations of Cornerstone and is reflected in increased operating costs. The other and more material to the Bank’s profitability are interest rate adjustments by the Federal Reserve and the general fixed income market in reaction to inflation. In other words, interest rate risk, unlike most industrial companies, substantially impacts Cornerstone because virtually all of the assets and liabilities of Cornerstone are monetary in nature. As a result, interest rates may have a more significant impact on Cornerstone’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services and each issue must be dealt with independently.

ITEM 8. FINANCIAL STATEMENTS

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Footnotes

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Cornerstone is responsible for establishing and maintaining adequate internal control over financial reporting. Cornerstone’s internal control system was designed to provide reasonable assurance to Cornerstone’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Cornerstone’s management has assessed the effectiveness of internal controls over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment we believe that, as of December 31, 2007, Cornerstone’s internal control over financial reporting is effective based on those criteria.

Cornerstone’s independent registered public accounting firm has issued an audit report on Cornerstone’s internal control over financial reporting. This report appears in Item No. 8 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

We have audited the internal control over financial reporting of Cornerstone Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2007, based on criteria established in “Internal Control— Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2007, of the Company and our report dated March 12, 2008, expressed an unqualified opinion on those financial statements.

/s/ HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee March 12, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee
March 12, 2008

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006

ASSETS
Cash and due from banks	$14,933,349	$17,635,956
Securities available for sale	34,751,985	32,353,380
Securities held to maturity (fair value approximates
$199,678 at 2007 and $236,189 at 2006)	200,037	236,169
Federal Home Loan Bank stock, at cost	1,911,600	1,332,100
Loans, net of allowance for loan losses of
$13,710,109 in 2007 and $4,258,352 in 2006	369,883,009	305,879,013
Bank premises and equipment, net	6,470,893	6,134,009
Accrued interest receivable	2,407,977	2,120,778
Goodwill and amortizable intangibles	2,941,798	3,046,287
Other assets	10,920,605	6,204,541

Total assets	$444,421,253	$374,942,233

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$45,284,518	$41,722,570
Interest-bearing demand deposits	31,984,590	38,159,718
Savings deposits and money market accounts	49,970,489	56,913,225
Time deposits of $100,000 or more	71,505,272	44,544,335
Time deposits under $100,000	114,504,856	94,476,685

Total deposits	313,249,725	275,816,533

Accrued interest payable	216,086	308,392
Federal funds purchased and securities sold under
agreements to repurchase	41,560,355	19,249,701
Federal Home Loan Bank advances and line of credit	47,100,000	39,500,000
Other liabilities	5,967,737	1,884,342

Total liabilities	408,093,903	336,758,968

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares
authorized; no shares issued	-	-
Common stock - $1.00 par value; 10,000,000 shares authorized;
6,522,718 and 6,511,848 shares issued in 2007 and 2006;
6,369,718 and 6,511,848 outstanding in 2007 and 2006	6,369,718	6,511,848
Additional paid-in capital	20,532,787	21,849,006
Retained earnings	9,317,878	9,881,029
Accumulated other comprehensive income (expense)	106,967	(58,618)

Total stockholders' equity	36,327,350	38,183,265

Total liabilities and stockholders' equity	$444,421,253	$374,942,233

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
INTEREST INCOME
Loans, including fees	$32,981,334	$27,317,002	$19,353,740
Securities and interest-bearing deposits in other banks	1,750,023	1,583,984	1,217,405
Federal funds sold	52,161	257,820	100,937

Total interest income	34,783,518	29,158,806	20,672,082

INTEREST EXPENSE
Time deposits of $100,000 or more	3,134,084	1,993,796	1,144,939
Other deposits	8,206,843	6,550,906	3,675,702
Federal funds purchased and securities
sold under agreements to repurchase	857,161	347,861	203,476
Federal Home Loan Bank advances and line of credit	2,215,517	1,413,546	1,053,675

Total interest expense	14,413,605	10,306,109	6,077,792

Net interest income before provision for loan losses	20,369,913	18,852,697	14,594,290

Provision for loan losses	10,409,365	1,106,600	1,401,600

Net interest income after provision for loan losses	9,960,548	17,746,097	13,192,690

NONINTEREST INCOME
Customer service fees	1,425,822	1,298,041	984,085
Other noninterest income	165,495	91,047	67,956
Operating lease income	-	300,932	539,756
Net gains from sale of loans and other assets	103,773	421,236	312,923

Total noninterest income	1,695,090	2,111,256	1,904,720

NONINTEREST EXPENSES
Salaries and employee benefits	6,608,808	6,018,619	4,502,910
Net occupancy and equipment expense	1,354,642	1,075,081	859,313
Depreciation on leased assets	-	244,580	379,053
Other operating expenses	2,962,151	3,379,950	2,474,999

Total noninterest expenses	10,925,601	10,718,230	8,216,275

Income before income tax expense	730,037	9,139,123	6,881,135

Income tax (benefit) expense	(141,115)	3,327,523	2,556,616

Net income	$871,152	$5,811,600	$4,324,519

EARNINGS PER COMMON SHARE
Basic	$.14	$.90	$.71
Diluted	.13	.85	.66

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2007, 2006 and 2005

	Comprehensive Income	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Subscriptions Receivable	Total Stockholders' Equity

BALANCE, December 31, 2004		$2,868,823	$119,961	$19,160,936	$4,340,981	$116,034	$(1,799,415)	$24,807,320

Issuance of common stock		7,079	-	98,172	-	-	-	105,251

Issuance of common stock under Director's stock option plan		209,000	-	836,000	-	-	-	1,045,000

Tax benefit received from Director's stock option exercise		-	-	1,185,315	-	-	-	1,185,315

Dividends - $.07 per share		-	-	-	(435,948)	-	-	(435,948)

Stock subscriptions settled		119,961	(119,961)	-	-	-	1,799,415	1,799,415

Repurchase of common stock		(4,000)	-	(78,520)	-	-	-	(82,520)

Comprehensive income:
Net income	$4,324,519	-	-	-	4,324,519	-	-	4,324,519

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(281,989)	-	-	-	-	(281,989)	-	(281,989)

Total comprehensive income	$4,042,530

BALANCE, December 31, 2005		3,200,863	-	21,201,903	8,229,552	(165,955)	-	32,466,363

Issuance of common stock		15,526	-	246,333	-	-	-	261,859

Issuance of common stock under Director's stock option plan		51,500	-	249,940	-	-	-	301,440

Tax benefit received from Director's stock option exercise		-	-	202,012	-	-	-	202,012

Stock compensation expense		-	-	147,925	-	-	-	147,925

Dividends - $.14 per share		-	-	-	(908,464)	-	-	(908,464)

Split-up effected in the form of a dividend		3,251,659	-	-	(3,251,659)	-	-	-

Repurchase of common stock		(7,700)	-	(199,107)	-	-	-	(206,807)

Comprehensive income:
Net income	$5,811,600	-	-	-	5,811,600	-	-	5,811,600

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	107,337	-	-	-	-	107,337	-	107,337

Total comprehensive income	$5,918,937

BALANCE, December 31, 2006		$6,511,848	$-	$21,849,006	$9,881,029	$(58,618)	$-	$38,183,265

(continued on next page)

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2007, 2006 and 2005

(continued from previous page)

	Comprehensive Income	Common Stock	Common Stock Subscribed	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stock Subscriptions Receivable	Total Stockholders' Equity
BALANCE, December 31, 2006		$6,511,848	$-	$21,849,006	$9,881,029	$(58,618)	$-	$38,183,265

Issuance of common stock		5,870	-	20,446	-	-	-	26,316

Issuance of common stock under Director's stock option plan		5,000	-	41,610	-	-	-	46,610

Stock compensation expense		-	-	220,016	-	-	-	220,016

Dividends - $.22 per share		-	-	-	(1,434,303)	-	-	(1,434,303)

Repurchase of common stock		(153,000)	-	(1,598,291)	-	-	-	(1,751,291)

Comprehensive income:
Net income	$871,152	-	-	-	871,152	-	-	871,152

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	165,585	-	-	-	-	165,585	-	165,585

Total comprehensive income	$1,036,737

BALANCE, December 31, 2007		$6,369,718	$-	$20,532,787	$9,317,878	$106,967	$-	$36,327,350

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$871,152	$5,811,600	$4,324,519
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	605,062	990,052	764,127
Provision for loan losses	10,409,365	1,106,600	1,401,600
Stock compensation expense	220,016	147,925	-
Gains on sales of loans and other assets	(103,773)	(421,236)	(312,923)
Deferred income taxes	(3,478,707)	(481,466)	(460,452)
Changes in other operating assets and liabilities:
Net change in loans held for sale	484,900	(97,752)	(257,148)
Accrued interest receivable	(287,199)	(381,318)	(554,982)
Accrued interest payable	(92,306)	65,528	151,269
Other assets and liabilities	3,154,062	(1,438,845)	1,629,962

Net cash provided by operating activities	11,782,572	5,301,088	6,685,972

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	13,008,453	1,865,807	11,818,836
Securities held to maturity	36,467	85,400	69,067
Purchase of securities available for sale	(15,037,296)	(3,975,324)	(15,901,889)
Purchase of Federal Home Loan Bank stock	(559,400)	(247,700)	(136,000)
Loan originations and principal collections, net	(76,239,255)	(43,432,372)	(59,112,700)
Purchase of bank premises and equipment	(840,644)	(1,278,809)	(1,978,538)
Acquisition of business	-	-	(1,380,000)
Purchase of equity investment	-	(3,000,000)	-
Proceeds from sale of other real estate and other assets	784,592	806,406	300,464

Net cash used in investing activities	(78,847,083)	(49,176,592)	(66,320,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	37,433,192	23,380,643	64,602,988
Increase (decrease) in federal funds purchased and
securities sold under agreements to repurchase	22,310,654	14,458,964	(2,618,425)
Proceeds from Federal Home Loan Bank advances	35,000,000	20,000,000	5,000,000
Repayment of Federal Home Loan Bank advances	(27,000,000)	(11,000,000)	(2,000,000)
Net borrowings (repayments) under line of credit	(400,000)	500,000	-
Purchase of common stock	(1,751,291)	(206,807)	(82,520)
Payment of dividends	(1,303,577)	(775,138)	(526,476)
Issuance of common stock	72,926	563,299	2,949,666

Net cash provided by financing activities	64,361,904	46,920,961	67,325,233

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,702,607)	3,045,457	7,690,445

CASH AND CASH EQUIVALENTS, beginning of year	17,635,956	14,590,499	6,900,054

CASH AND CASH EQUIVALENTS, end of year	$14,933,349	$17,635,956	$14,590,499

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$14,505,911	$10,240,581	$5,926,523
Cash paid during the period for taxes	4,092,910	3,259,073	1,910,850

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$1,518,329	$493,588	$1,010,555
Loan extended in lieu of cash for sale of leased assets	-	1,950,435	-

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 1. Summary of Significant Accounting Policies

The accounting and reporting policies of Cornerstone Bancshares, Inc. and subsidiaries (the Company) conform with accounting principles generally accepted in the United States of America and accepted accounting and reporting practices within the banking industry. The significant accounting policies are summarized as follows:

Nature of operations and geographic concentration:

The Company is a bank-holding company which owns all of the outstanding common stock of Cornerstone Community Bank (the Bank) and Eagle Financial, Inc. (Eagle). The Bank provides a variety of financial services through five full service branch locations in Chattanooga, Tennessee a loan production office in Knoxville, Tennessee, and a loan production office in Dalton, Georgia. The Bank's primary deposit products are demand deposits, savings accounts, and certificates of deposit. Its primary lending products are commercial loans, real estate loans, and installment loans. Eagle is a finance and factoring company located in Chattanooga, Tennessee.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company, the Bank and Eagle. All material intercompany accounts and transactions have been eliminated in consolidation.

Goodwill:

Goodwill represents the excess of the cost of the Company’s 1997 purchase of the net assets of the Bank of East Ridge over the underlying fair value of such net assets at the date of acquisition. The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets deemed to have an indefinite life not be amortized. Goodwill is tested annually for impairment. If the carrying value of goodwill exceeds the fair value, a write-down is recorded. There was no impairment in any of the years ending December 31, 2007, 2006 or 2005.

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Securities:

Debt securities are classified as held to maturity when the Bank has the intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

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
December 31, 2007, 2006 and 2005

Note 1. Summary of Significant Accounting Policies (continued)

Loans:

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Chattanooga, Tennessee and surrounding areas. The ability of the Company’s customers to pay their loans is dependent upon both real estate and general economic conditions in this concentrated area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, if any, and any deferred fees or costs on originated loans. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the interest method.

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
December 31, 2007, 2006 and 2005

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

Premises and equipment:

Land is carried at cost.  Other premises and equipment are carried at cost net of accumulated depreciation.  Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions, if any, are reported in current operations.

Investment in partnership:

The Company’s investment in a partnership consists of an equity interest in a lending partnership for the purposes of investing in the New Market Tax Credit Program. This program permits taxpayers to claim a credit against federal income taxes for Qualified Equity Investments made to acquire stock or a capital interest in designated Community Development Entities (CDEs).  These designated CDEs must use substantially all (defined as 85 percent) of these proceeds to make qualified low-income community investments.

The Company uses the equity method when it owns an interest in a partnership and can exert significant influence over the partnership’s operations but cannot control the partnership’s operations. Under the equity method, the Company’s ownership interest in the partnership’s capital is reported as an investment on its consolidated balance sheets and the Company’s allocable share of the income or loss from the partnership is reported in noninterest income or expense in the consolidated statements of income. The Company ceases recording losses on an investment in partnership when the cumulative losses and distributions from the partnership exceed the carrying amount of the investment and any advances made by the Company. After the Company’s investment in such partnership reaches zero, cash distributions received from these investments are recorded as income.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 1. Summary of Significant Accounting Policies (continued)

Income taxes:

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled.

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

Advertising costs:

The Company expenses all advertising costs as incurred. Advertising expense was $83,632, $84,233, and $84,564, for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash and cash equivalents:

The Company considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Stock-based compensation:

At December 31, 2007, the Company had two stock-based compensation plans, which are described in Note 15. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which was issued by the FASB in December 2004.  SFAS 123R revises SFAS 123 “Accounting for Stock Based Compensation”, and supersedes APB 25, “Accounting for Stock Issued to Employees” (APB 25) and its related interpretations. SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. SFAS 123R also amends SFAS 95 Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS 123R using the modified prospective application as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method as prescribed by APB 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 1. Summary of Significant Accounting Policies (continued)

Segment reporting:

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) provides for the identification of reportable segments on the basis of discreet business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). SFAS 131 permits aggregation or combination of segments that have similar characteristics. In the Company’s operations, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Further, the results of Eagle for 2007, 2006 and 2005 were not significant for separate disclosure. Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

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

Variable interest entities:

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities (revised December 2003)” (FASBI 46-R), which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity.

In addition, as specified in FASBI 46-R, a VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. The Company has an investment in Appalachian Fund for Growth II Partnership, as more fully described in Note 22, that qualifies as an unconsolidated VIE.

Reclassification:

Certain amounts in the prior consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Off-balance sheet credit related financial instruments:

In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 2. Restrictions on Cash and Due From Banks

The Bank is required to maintain balances on hand or with the Federal Reserve Bank based on a percentage of deposits. At December 31, 2007 and 2006, these reserve balances were approximately $2,826,000 and $2,617,000, respectively.

Note 3. Securities

Securities have been classified on the balance sheet, according to management’s intent, as either securities held to maturity or securities available for sale. The amortized cost and approximate market value of securities at December 31, 2007 and 2006, is as follows:

	2007
			Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government agencies	$27,335,992	$116,624	$(38,942)	$27,413,674

State and municipal securities	3,436,399	66,369	(3)	3,502,765

Mortgage-backed securities	3,817,522	20,427	(2,403)	3,835,546

	$34,589,913	$203,420	$(41,348)	$34,751,985

Securities held to maturity:
Mortgage-backed securities	$200,037	$424	$(783)	$199,678

	2006
			Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government agencies	$26,631,431	$81,949	$(243,160)	$26,470,220

State and municipal securities	3,209,905	51,952	(12,479)	3,249,378

Mortgage-backed securities	2,600,860	32,922	-	2,633,782

	$32,442,196	$166,823	$(255,639)	$32,353,380

Securities held to maturity:
Mortgage-backed securities	$236,169	$475	$(455)	$236,189

At December 31, 2007 and 2006, securities with a carrying value of approximately $11,255,000 and $11,476,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

At December 31, 2007 and 2006, the carrying amount of securities pledged to secure repurchase agreements was approximately $18,270,000 and $9,936,000, respectively.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 3. Securities (continued)

The amortized cost and estimated market value of securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$8,631,193	$8,617,325	$-	$-
Due from one year to five years	17,578,544	17,586,816	-	-
Due from five years to ten years	1,181,260	1,232,270	-	-
Due after ten years	3,381,394	3,480,028	-	-

	30,772,391	30,916,439	-	-

Mortgage-backed securities	3,817,522	3,835,546	200,037	199,678

	$34,589,913	$34,751,985	$200,037	$199,678

For the years ended December 31, 2007, 2006 and 2005, there were no sales of securities available for sale. At December 31, 2007 and 2006, gross unrealized losses on investments were not significant in relation to the Company’s investment portfolio.

Note 4. Loans and Allowance for Loan Losses

At December 31, 2007 and 2006, the Bank's loans consist of the following (in thousands):

	2007	2006

Mortgage loans on real estate:
Residential 1-4 family	$35,309	$23,681
Residential multifamily (5 or more)	16,573	14,421
Held for sale	216	701
Commercial	138,074	98,904
Construction	76,832	57,606
Second mortgages	2,270	2,564
Equity lines of credit	10,214	7,333

	279,488	205,210

Commercial loans	97,896	97,933

Consumer installment loans:
Personal	5,652	6,490
Credit cards	557	504

	6,209	6,994

Total loans	383,593	310,137
Less: Allowance for loan losses	(13,710)	(4,258)

Loans, net	$369,883	$305,879

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 4. Loans and Allowance for Loan Losses (continued)

An analysis of the allowance for loan losses follows:

	2007	2006	2005

Balance, beginning of year	$4,258,352	$3,545,042	$2,665,464

Provision charged to operations	10,409,365	1,106,600	1,401,600
Charge-offs	(1,075,670)	(470,367)	(557,227)
Recoveries	118,062	77,077	35,205

Balance, end of year	$13,710,109	$4,258,352	$3,545,042

The Bank's only significant concentration of credit at December 31, 2007, occurred in real estate loans which totaled approximately $279 million. While real estate loans accounted for 73 percent of total loans, these loans were primarily residential development and construction loans, residential mortgage loans, and commercial loans secured by commercial properties. Substantially all real estate loans are secured by properties located in Tennessee.

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2007	2006

Impaired loans without a valuation allowance	$17,075	$3,545

Impaired loans with a valuation allowance	13,176,547	1,711,053

Total impaired loans	$13,193,623	$1,714,598

Valuation allowance related to impaired loans	$9,789,748	$216,948

Total non-accrual loans	$684,903	$1,102,833

Total loans past-due ninety days or more and still accruing	$-	$-

	Years Ended December 31,
.	2007	2006	2005

Average investment in impaired loans	$776,095	$171,460	$167,635

Interest income recognized on impaired loans	$1,182,407	$121,987	$42,465

Interest income recognized on a cash basis on impaired loans	$28,900	$78,391	$42,465

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. Annual activity of these related party loans were as follows:

	2007	2006

Beginning balance	$751,496	$771,270

New loans	521,678	95,936
Repayments	(500,232)	(115,710)

Ending balance	$772,942	$751,496

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 5. Bank Premises and Equipment

A summary of bank premises and equipment at December 31, 2007 and 2006, is as follows:

	2007	2006

Land	$1,658,625	$1,625,567
Buildings and improvements	4,131,932	4,060,313
Furniture, fixtures and equipment	3,849,462	3,123,929

	9,640,019	8,809,809
Accumulated depreciation	(3,169,126)	(2,675,800)

	$6,470,893	$6,134,009

Depreciation expense for the years ended December 31, 2007, 2006 and 2005, amounted to $500,573, $644,664 and $736,731, respectively.

Certain bank facilities and equipment are leased under various operating leases. Total rent expense on these leases for the years ended December 31, 2007, 2006 and 2005, was $384,004, $235,455 and $160,626, respectively.

Future minimum rental commitments under non-cancelable leases are as follows:

2008	$342,006
2009	355,103
2010	340,343
2011	343,212
2012	341,003
Thereafter	1,040,543

Total	$2,762,210

Note 6. Time and Related-Party Deposits

At December 31, 2007, the scheduled maturities of time deposits are as follows:

2008	$167,422,593
2009	16,182,029
2010	2,203,110
2011	169,715
2012	32,681

Total	$186,010,128

Deposits from related parties held by the Bank at December 31, 2007 and 2006, amounted to approximately $692,000 and $829,000, respectively.

Note 7. Concentrations in Deposits

At December 31, 2006, the Company had a concentration in the money market account of one customer totaling approximately $15,000,000. This balance accounted for approximately 5 percent of total deposits at December 31, 2006. At December 31, 2007 the Company did not have a significant concentration with any one customer.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 8. Income Taxes

The Company files consolidated income tax returns with its subsidiaries. Under the terms of a tax-sharing agreement, the subsidiaries’ allocated portion of the consolidated tax liability is computed as if they were reporting income and expenses to the Internal Revenue Service as a separate entity.

Income tax expense in the statements of income for the years ended December 31, 2007, 2006 and 2005, consists of the following:

	2007	2006	2005

Current tax expense	$3,337,592	$3,808,989	$3,017,068
Deferred tax expense (benefit) related to:
Allowance for loan losses	(3,623,934)	(356,910)	(361,227)
Other	145,227	(124,556)	(99,225)

Income tax expense (benefit)	$(141,115)	$3,327,523	$2,556,616

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory federal income tax rates. These differences are reconciled as follows:

	2007	2006	2005

Expected tax at statutory rates	$248,213	$3,107,302	$2,339,586
Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax benefit	31,318	392,068	295,201
New market tax credits	(300,000)	(150,000)	-
Other	(120,646)	(21,847)	(78,171)

Income tax expense (benefit)	$(141,115)	$3,327,523	$2,556,616

The components of the net deferred tax asset, included in other assets, are as follows:

	2007	2006

Deferred tax assets:
Deferred compensation	$133,011	$140,954
Deferred loan fees	103,112	128,605
Allowance for loan losses	5,094,791	1,470,857
Net unrealized loss on securities available for sale	-	30,197
Other	68,351	177,170

	5,399,265	1,947,783

Deferred tax liabilities:
Depreciation	96,972	78,656
Life insurance	173,427	166,918
Net unrealized gain in securities available for sale	85,303	-
Other	13,545	35,398

	369,247	280,972

Net deferred tax asset	$5,030,018	$1,666,811

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 9. Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase amounted to $41,560,355 and $19,249,701 at December 31, 2007 and 2006, respectively. These agreements generally mature within one to four days from the transaction date.

Note 10. Federal Home Loan Bank Advances and Line of Credit

The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide convertible fixed rate advances to the Bank in an amount up to approximately $68,000,000. All of the Bank’s loans secured by first mortgages on 1-4 family residential, multi-family properties, and commercial properties are pledged as collateral for these advances.

At December 31, 2007 and 2006, FHLB advances consist of the following:

	2007	2006

Long-term advance dated December 27, 2000, requiring monthly interest payments, fixed at 5.00% until conversion option is exercised, principal due in December 2010	$2,000,000	$2,000,000

Long-term advance dated September 13, 2002, requiring monthly interest payments, fixed at 3.51%, convertible on September 2007, principal due in September 2012	-	2,000,000

Long-term advance dated January 23, 2004, requiring monthly interest payments, fixed at 2.50%, convertible on January 2007, principal due in January 2014	-	5,000,000

Long-term advance dated May 27, 2004, requiring monthly interest payments, fixed at 3.46%, convertible on May 2007, principal due in May 2014	-	5,000,000

Long-term advance dated February 9, 2005, requiring monthly interest payments, fixed at 3.86%, convertible on February 2010, principal due in February 2015	5,000,000	5,000,000

Long-term advance dated May 14, 2007, requiring monthly interest payments, fixed at 4.78%, with a put option exercisable in November 2007 and then quarterly thereafter, principal due in May 2010	5,000,000	-

Long-term advance dated December 6, 2007, requiring monthly interest payments, fixed at 3.87%, until maturity, principal due in December 2010	5,000,000	-

Long-term advance dated May 11, 2007, requiring monthly interest payments, fixed at 4.66%, with a put option exercisable in February 2008 and then quarterly thereafter, principal due in May 2011	5,000,000	-

Long-term advance dated May 15, 2007, requiring monthly interest payments, fixed at 4.58%, with a put option exercisable in May 2008 and then quarterly thereafter, principal due in May 2012	5,000,000	-

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 10. Federal Home Loan Bank Advances and Line of Credit (continued)

	2007	2006

Long-term advance dated July 31, 2007, requiring monthly interest payments, fixed at 4.50%, with a put option exercisable in July 2008 and then quarterly thereafter, principal due in July 2013	$5,000,000	$-

Long-term advance dated August 7, 2007, requiring monthly interest payments, fixed at 4.43%, with a put option exercisable in February 2009 and then quarterly thereafter, principal due in August 2014	5,000,000	-

Long-term advance dated January 20, 2006, requiring monthly interest payments, fixed at 4.18%, with a put option exercisable in January 2009 and then quarterly thereafter, principal due in January 2016	5,000,000	5,000,000

Long-term advance dated January 10, 2007, requiring monthly interest payments, fixed at 4.25%, with a put option exercisable in January 2008 and then quarterly thereafter, principal due in January 2017	5,000,000	-

Daily revolving credit advances under agreement dated May 18, 2006, rates are variable based on three-month LIBOR rate, requires monthly interest payments	-	15,000,000

	$47,000,000	$39,000,000

Scheduled maturities of the Federal Home Loan Bank advances are as follows:

2008	$-
2009	-
2010	12,000,000
2011	5,000,000
2012	5,000,000
Thereafter	25,000,000

Total	$47,000,000

During the fixed rate term, the advances may be prepaid subject to a prepayment penalty as defined in the agreements. On convertible agreements, the FHLB has the right to convert the fixed rate on the above advances at the end of the initial fixed rate period and on a quarterly basis thereafter. If the conversion option is exercised, the advances will bear interest at the three-month London Interbank Offered Rate (LIBOR) adjusted quarterly at a spread of zero basis points to the LIBOR index. Subsequent to any conversion, the Bank has the option to prepay the advances, in full or in part, without penalty on the conversion date or any subsequent quarterly repricing date. On agreements with put options, the FHLB has the right, at its discretion, to terminate only the entire advance prior to the stated maturity date. The termination option may only be exercised on the expiration date of the predetermined lockout period and on a quarterly basis thereafter.

The Company has an $8,500,000 line of credit with another bank that is secured by 100% of the Bank’s common stock and bears interest at Prime minus 1.50%, due quarterly. Outstanding principal and accrued interest will be due at the maturity date of July 19, 2008. Borrowings outstanding under the agreements were $100,000 and $500,000 at December 31, 2007 and 2006, respectively.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 11. Employee Benefit Plans

401(k) plan:

The Bank has a 401(k) employee benefit plan covering substantially all employees that have completed at least 30 days of service and met minimum age requirements. The Bank’s contribution to the plan is discretionary and was $230,732 for 2007, $195,445 for 2006 and $142,719 for 2005.

Employee Stock Ownership Plan:

The Company has a non-leveraged employee stock ownership plan (ESOP) to which the Company makes 100% of the contributions for purchasing the Company’s common stock, and allocates the contributions among the participants based on regulatory guidelines. The Company’s contribution is discretionary, as determined by the Compensation Committee. Employer contributions are available to all employees after 1,000 hours of service. There are certain age and years-of-service requirements before contributions can be made for the benefit of the employee. The ESOP plan also provides for a three year 100% vesting requirement; therefore employees terminating employment before their third anniversary date will forfeit their accrued benefit under the ESOP. The forfeiture will be re-allocated among the remaining ESOP participants. The Company made no contribution to the ESOP in 2007 and $248,261 in 2006.

Note 12. Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2007 and 2006, undisbursed loan commitments aggregated $71,690,000 and $65,682,000, respectively. In addition, there were outstanding standby letters of credit totaling $4,996,000 and $2,341,000, respectively.

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

The Bank incurred insignificant losses on its commitments during 2007, 2006 and 2005.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 13. Fair Value of Financial Instruments

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
December 31, 2007, 2006 and 2005

Note 13. Fair Value of Financial Instruments (continued)

Commitments to extend credit:

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The carrying amount and estimated fair value of the Company's financial instruments at December 31, 2007 and 2006, are as follows (in thousands):
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and due from banks	$14,933	$14,933	$17,636	$17,636
Securities	34,952	34,952	32,590	32,590
Federal Home Loan Bank stock	1,912	1,912	1,332	1,332
Loans, net	369,883	373,116	305,879	305,248
Liabilities:
Noninterest-bearing demand deposits	$45,285	$45,285	$41,723	$41,723
Interest-bearing demand deposits	31,985	31,985	38,160	38,160
Savings deposits and money market accounts	49,970	49,970	56,913	56,913
Time deposits	186,010	189,106	139,021	140,713
Federal funds purchased and securities
sold under agreements to repurchase	41,560	41,560	19,250	19,250
Federal Home Loan Bank advances
and line of credit	47,100	47,100	39,500	39,500
Unrecognized financial instruments
(net of contract amount):
Commitments to extend credit	-	-	-	-

Note 14. Contingencies

The Bank is involved in certain claims arising from normal business activities. Management believes that the impact of those claims are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or the Company’s consolidated financial position, results of operations or cash flows.

Note 15. Stock Option Plans

The Company has stock option plans which are more fully described below. For the years ended December 31, 2007 and 2006, the Company recognized $220,016 and $147,925, respectively, in compensation expense for all stock options.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 15. Stock Option Plans (continued)

The following table illustrates the effect on the Company’s reported net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation prior to the adoption date:

Stock-based compensation:

2005

Net income, as reported	$4,324,519
Deduct: Total stock-based employee compensation expense
determined under fair value method for all awards,
net of the related tax effects	(61,402)

Pro forma net income	$4,263,117

Earnings per share:
Basic - as reported	$0.71
Basic - pro forma	$0.70

Diluted - as reported	$0.66
Diluted - pro forma	$0.65

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2007	2006	2005

Dividend yield	1.33%	0.98%	0.98%
Expected life	7.0 years	6.6 years	6.9 years
Expected volatility	12.22%	11.80%	11.80%
Risk-free interest rate	4.51%	5.11%	4.19%

The expected volatility is based upon historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. During 2006 the Company’s stock options were subject to a 2-for-1 stock dividend. The impact of the dividend was to double the total number of options available under each of the stock option plans and reduce the existing option price in half. The information shown below retroactively reflects the impact of this dividend. Below is a more detailed description of the stock option plans.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 15. Stock Option Plans (continued)

Board of Directors plan:

The Company has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock. On October 15, 1997, the Bank stock options were converted to Company stock options. Only non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of the Corporation’s stock on the date of grant and the option’s maximum term is ten years, at which point they expire. Vesting for options granted during 2005, 2006 and 2007, are 50% on each of the first and second anniversary of the grant date with full vesting occurring at the second anniversary date. At December 31, 2007, the total remaining compensation cost to be recognized on non-vested options is approximately $91,000. An analysis of this stock option plan is presented in the following table:

	Years Ended December 31,
	2007			2006		2005
		Average	Aggregate		Average	Average
		Exercise	Intrinsic		Exercise	Exercise
	Shares	Price	Value(1)	Shares	Price	Shares	Price

Outstanding at beginning of year	67,000	$10.61		90,000	$3.80	500,000	$2.62

Granted	9,000	15.25		40,000	13.25	10,000	9.23

Exercised	(5,000)	9.32		(63,000)	2.55	(418,000)	2.50

Forfeited	(2,000)	13.25		-	-	(2,000)	7.33

Outstanding at end of year	69,000	$11.23	$164,214	67,000	$10.61	90,000	$3.80

Options exercisable at year-end	42,000	$9.51	$157,914	22,500	$6.20	72,000	$2.91

Weighted-average fair value of
options granted during the year	$3.33			$3.24		$2.05

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on changes in the market value of the Company's stock. The total intrinsic value of options exercised during 2007 was approximately $21,000. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options outstanding at December 31, 2007, is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$ 5.44	16,000	6.2 Years	$5.44	16,000	$5.44
9.23	8,000	7.2 Years	9.23	8,000	9.23
13.25	36,000	8.2 Years	13.25	18,000	13.25
15.25	9,000	9.2 Years	15.25	-	-

Outstanding at end of year	69,000	7.7 Years	11.23	42,000	9.51

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 15. Stock Option Plans (continued)

Information pertaining to non-vested options for the year ended December 31, 2007, is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested options, December 31, 2006	44,500	$12.84
Granted	9,000	15.25
Vested	(24,500)	12.51
Forfeited/expired	(2,000)	13.25

Non-vested options, December 31, 2007	27,000	13.93

The total fair value of shares vested during 2007 was approximately $332,900.

Officer and Employee Plans:

The Company has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of the Company’s common stock. The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant. The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary of the grant date. These options expire ten years from the grant date. At December 31, 2007, the total remaining compensation cost to be recognized on non-vested options is approximately $625,000. An analysis of the activity for each of the years ending December 31, 2007, 2006 and 2005, for this stock option plan follows:

	Years Ended December 31,
	2007			2006		2005
		Average	Aggregate		Average	Average
		Exercise	Intrinsic		Exercise	Exercise
	Shares	Price	Value(1)	Shares	Price	Shares	Price

Outstanding at beginning of year	669,120	$5.79		632,500	$4.64	564,400	$3.97

Granted	53,800	15.25		82,800	13.25	80,300	9.23

Exercised	(5,870)	4.48		(46,180)	3.54	(5,100)	4.47

Forfeited	(1,975)	14.03		-	-	(7,100)	3.27

Outstanding at end of year	715,075	$6.52	$5,177,118	669,120	$5.79	632,500	$4.64
Options exercisable at year-end	470,990	$4.06	$4,473,950	367,120	$3.71	300,900	$3.47
Weighted-average fair value of
options granted during the year	$3.33			$3.24		$2.05

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on changes in the market value of the Company's stock. The total intrinsic value of options exercised during 2007 was approximately $53,000. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 15. Stock Option Plans (continued)

Information pertaining to options outstanding at December 31, 2007, is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$3.25 - $3.75	368,600	3.7 Years	$3.51	368,600	$3.51
5.44	132,440	6.2 Years	5.44	78,840	5.44
9.23	79,410	7.2 Years	9.23	23,550	9.23
13.25	81,600	8.2 Years	13.25	-	-
15.25	50,275	9.2 Years	15.25	-	-
15.20	2,750	9.3 Years	15.20	-	-

Outstanding at end of year	715,075	5.5 Years	6.52	470,990	4.12

Information pertaining to non-vested options for the year ended December 31, 2007, is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested options, December 31, 2006	302,000	$8.32
Granted	53,800	15.25
Vested	(109,740)	5.49
Forfeited/expired	(1,975)	14.03

Non-vested options, December 31, 2007	244,085	11.08

The total fair value of shares vested during 2007 was approximately $1,491,100.

Note 16. Liquidity and Capital Resources

The Company’s primary source of funds with which to pay its future obligations is the receipt of dividends from its subsidiary bank. Banking regulations provide that the Bank must maintain capital sufficient to enable it to operate as a viable institution and, as a result, may limit the amount of dividends the Bank may pay without prior approval. It is management’s intention to limit the amount of dividends paid in order to maintain compliance with capital guidelines and to maintain an appropriate capital position in the Bank.

Note 17. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 17. Regulatory Matters (continued)

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's prompt corrective action category for bank capital.

The Company’s and the Bank's actual capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

			For Capital
	Actual		Adequacy Purposes
	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total capital to risk-weighted assets:
Consolidated	$38,353	9.7%	$31,660	8.0%
Cornerstone Community Bank	36,651	9.3%	31,409	8.0%

Tier I capital to risk-weighted assets:
Consolidated	33,297	8.4%	15,830	4.0%
Cornerstone Community Bank	31,635	8.1%	15,704	4.0%

Tier I capital to average assets:
Consolidated	33,297	7.7%	17,282	4.0%
Cornerstone Community Bank	31,635	7.4%	17,187	4.0%

As of December 31, 2006:
Total capital to risk-weighted assets:
Consolidated	$39,311	12.0%	$26,243	8.0%
Cornerstone Community Bank	35,770	10.9%	26,164	8.0%

Tier I capital to risk-weighted assets:
Consolidated	35,210	10.7%	13,121	4.0%
Cornerstone Community Bank	31,681	9.7%	13,082	4.0%

Tier I capital to average assets:
Consolidated	35,210	10.2%	13,790	4.0%
Cornerstone Community Bank	31,681	9.4%	13,541	4.0%

Note 18. Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income and the related tax effects for the years ended December 31, 2007, 2006 and 2005, is as follows:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

Year ended December 31, 2007:
Unrealized holding gains and losses
arising during the period	$250,886	$(85,301)	$165,585

Less reclassification adjustment for
gains realized in net income	-	-	-

	$250,886	$(85,301)	$165,585

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 18. Other Comprehensive Income (continued)

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

Year ended December 31, 2006:
Unrealized holding gains and losses
arising during the period	$162,632	$(55,295)	$107,337

Less reclassification adjustment for
gains realized in net income	-	-	-

	$162,632	$(55,295)	$107,337

Year ended December 31, 2005:
Unrealized holding gains and losses
arising during the period	$(427,257)	$145,268	$(281,989)

Less reclassification adjustment for
gains realized in net income	-	-	-

	$(427,257)	$145,268	$(281,989)

Note 19. Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Potential common shares that may be issued by the Company relate to outstanding stock options, determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	2007	2006	2005
Net income	$871,152	$5,811,600	$4,324,519
Less: Preferred stock dividends	-	-	-
Net income applicable to common stock	$871,152	$5,811,600	$4,324,519
Average number of common shares outstanding	6,439,942	6,481,568	6,091,250
Effect of dilutive stock options	339,346	352,630	440,470
Average number of common shares outstanding used
to calculate diluted earnings per common share	6,779,288	6,834,198	6,531,720

The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per share. There were 62,150 antidilutive stock options for 2007. There were no antidilutive stock options during 2006 or 2005. During 2006, the Company enacted a 2-for-1 split in the form of stock dividend. The average number of common shares outstanding and the effect of dilutive stock options for 2005 have been retroactively adjusted to reflect these transactions.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 20. Stock Subscriptions Receivable

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

Note 21. Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140” (SFAS 156). This standard requires an entity to recognize a servicing asset or servicing liability each time it undertakes a contractual obligation to service a financial asset in certain circumstances. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss, or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted the guidance of SFAS 157 beginning January 1, 2008, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option as of January 1, 2008, for any of its financial assets or financial liabilities and, accordingly, the adoption of the statement did not have a material impact on the Company’s consolidated financial statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 21. Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (SFAS 160), which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary. The Company is currently evaluating the impact of adopting SFAS 160, which is effective for fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141R), which replaces SFAS No. 141, “Business Combinations”. SFAS 141(R), among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity. The Company is currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of the Company’s 2007 fiscal year. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (EITF 06-4). EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions”. The Company adopted EITF 06-4 effective as of January 1, 2008, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the Company’s fiscal year ending December 31, 2006. SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (SAB 109). SAB 109 supersedes guidance provided by SAB No. 105, “Loan Commitments Accounted for as Derivative Instruments” (SAB 105) and provides guidance on written loan commitments accounted for at fair value through earnings. Specifically, SAB 109 addresses the inclusion of expected net future cash flows related to the associated servicing of a loan in the measurement of all written loan commitments accounted for at fair value through earnings. In addition, SAB 109 retains the SEC’s position on the exclusion of internally-developed intangible assets as part of the fair value of a derivative loan commitment originally established in SAB 105. The Company adopted SAB 109 as of January 1, 2008, and the adoption of SAB 109 did not have a material impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 22. Acquisition

On December 1, 2005, the Company acquired certain assets and assumed liabilities of Eagle for a purchase price of $1,380,000 in cash plus assumption of approximately $1,609,000 in liabilities. Assets acquired, primarily accounts receivable, amounted to approximately $2,140,000. The excess of purchase price over the fair value of the assets acquired of $848,916 was recorded as an intangible asset separable from goodwill, as it pertained to customer relationships, active customer contracts and brand recognition, and met the separability criteria of Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141). The Company is amortizing the intangible assets over their benefit periods which range from 1 to 7 years. The Company recognized amortization expense of $108,000, $345,388 and $13,500 for the periods ended December 31, 2007, 2006 and 2005, respectively. Amortization expense for each of the following five years is estimated as follows: 2008 - $107,691; 2009 - $107,691; 2010 - $107,691; 2011 - $36,382; and 2012 - $22,573.

The Eagle acquisition was accounted for under the provisions of SFAS 141 and the results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. Pro-forma disclosures of the acquisition have not been included, as the overall impact of the acquisition was not significant in relation to the Company’s operating results.

Note 23. Equity Investment

During 2006, the Company invested $3,000,000 for a 25% share of the Appalachian Fund for Growth II Partnership (AFG), which is managed by the Southeast Local Development Corporation (General Partner). AFG is targeting high job creation and retention businesses and businesses providing important community services. The funds are being deployed to help: 1) attract new businesses to under-served service areas by offering creative financing; 2) supply creative financing for businesses to rehabilitate existing distressed properties to facilitate community development; and 3) leverage other private investment into its targeted communities. In return for its investment in AFG, the Company and other investors will receive new market tax credits. For 2007 and 2006 the Company received approximately $300,000 and $150,000, respectively, in new market tax credits.

AFG meets the criteria of a VIE outlined in FASBI 46-R. AFG has not been consolidated by the Company as the Company is not the primary beneficiary.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 24. Quarterly Data (unaudited)

	Years Ended December 31,
	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$8,857,394	$9,109,824	$8,743,087	$8,073,213	$7,931,542	$7,533,801	$7,184,095	$6,509,368
Interest expense	3,970,038	3,785,203	3,469,307	3,189,057	2,932,985	2,781,355	2,437,644	2,154,125

Net interest income, before
provision for loan losses	4,887,356	5,324,621	5,273,780	4,884,156	4,998,557	4,752,446	4,746,451	4,355,243

Provision for loan losses	7,208,865	2,963,500	235,000	2,000	48,800	204,800	475,000	378,000

Net interest (loss) income, after provision
for loan losses	(2,321,509)	2,361,121	5,038,780	4,882,156	4,949,757	4,547,646	4,271,451	3,977,243

Noninterest income	471,459	380,233	439,404	403,994	591,689	418,102	668,453	433,012
Noninterest expenses	2,856,953	2,370,989	3,011,708	2,685,951	3,512,381	2,422,234	2,541,394	2,242,221

(Loss) income before income taxes	(4,707,003)	370,365	2,466,476	2,600,199	2,029,065	2,543,514	2,398,510	2,168,034
Income tax (benefit) expense	(1,802,855)	(188,971)	902,289	948,422	582,200	997,065	935,298	812,960

Net (loss) income	$(2,904,148)	$559,336	$1,564,187	$1,651,777	$1,446,865	$1,546,449	$1,463,212	$1,355,074

Earnings (loss) per common share:
Basic (1)	$(0.44)	$0.09	$0.24	$0.25	$0.22	$0.24	$0.23	$0.21
Diluted (1)	$(0.42)	$0.08	$0.23	$0.24	$0.20	$0.23	$0.22	$0.20

(1)
During 2006, the Company enacted a 2-for-1-split-up effected in the form of a stock dividend. Therefore, previously reported EPS amounts disbursed herein have been retroactively adjusted to reflect this transaction.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 25. Condensed Parent Information

BALANCE SHEETS	2007	2006
ASSETS
Cash	$387,064	$311,073
Investment in subsidiaries	33,257,674	33,320,259
Loan to subsidiary	750,000	2,869,500
Goodwill	2,541,476	2,541,476
Other assets	201,448	158,524
Total assets	$37,137,662	$39,200,832
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$710,312	$517,567
Line of credit	100,000	500,000
Total liabilities	810,312	1,017,567
Stockholders’ equity	36,327,350	38,183,265
Total liabilities and stockholders’ equity	$37,137,662	$39,200,832

STATEMENTS OF INCOME	2007	2006	2005
INCOME
Dividends	$1,280,260	$590,130	$200,000
Interest income	158,039	139,935	10,000
	1,438,299	730,065	210,000

EXPENSES
Interest expense	24,882	1,632	-
Other operating expenses	623,405	914,786	263,824

Income (loss) before equity in undistributed earnings	790,012	(186,353)	(53,824)

Equity in undistributed earnings (loss) of subsidiary	(228,170)	5,700,951	4,261,344

Income tax benefit	309,310	297,002	116,999
Net income	$871,152	$5,811,600	$4,324,519

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 25. Condensed Parent Information (continued)

STATEMENTS OF CASH FLOWS	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$871,152	$5,811,600	$4,324,519
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock compensation expense	220,016	147,925	-
Equity in undistributed income of subsidiary	228,170	(5,700,951)	(4,261,344)
Other	19,095	895,292	20,818
Net cash provided by operating activities	1,338,433	1,153,866	83,993

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	-	-	(1,380,000)
Repayment from (loan to) subsidiary	2,119,500	(1,440,706)	(1,428,794)
Capital contribution to subsidiary	-	-	(1,775,000)
Net cash provided by (used in) investing activities	2,119,500	(1,440,706)	(4,583,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	(400,000)	500,000	-
Purchase of common stock	(1,751,291)	(206,807)	(82,520)
Payment of dividends	(1,303,577)	(775,138)	(526,476)
Issuance of common stock	72,926	563,299	2,949,666
Net cash (used in) provided by financing activities	(3,381,942)	81,354	2,340,670

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	75,991	(205,486)	(2,159,131)

CASH AND CASH EQUIVALENTS, beginning of year	311,073	516,559	2,675,690

CASH AND CASH EQUIVALENTS, end of year	$387,064	$311,073	$516,559

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest	$24,882	$1,632	$-
Income taxes	3,592,300	2,944,000	1,190,850

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Cornerstone has not had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Cornerstone maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Cornerstone’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Cornerstone carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that Cornerstone’s disclosure controls and procedures were effective.

Management Report on Internal Control over Financial Reporting

The report of Cornerstone’s management on internal control over financial reporting is set forth in Item No. 8 of this Annual Report on Form 10-K. The report of Cornerstone’s independent registered public accounting firm on Cornerstone’s internal control over financial reporting is set forth in Item No. 8 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors and executive officers of Cornerstone is set forth under the caption “Proposals - Election of Directors” in Cornerstone’s 2008 Proxy Statement. Such information is incorporated into this report by reference. Information relating to audit committee financial experts is set forth under the caption “Audit Committee Report - Identification of Members and Functions of Committee” in Cornerstone’s Proxy Statement. Such information is incorporated into this report by reference.

Cornerstone has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the caption “Executive Compensation” in Cornerstone’s 2008 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to ownership of Cornerstone’s common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in Cornerstone’s 2008 Proxy Statement. Such information is incorporated into this report by reference. Information relating to equity compensation plans is set forth under the caption “Executive Compensation Information” and “The Company’s Long-Term Equity and Qualified Retirements Plans” in Cornerstone’s 2008 Proxy Statement. Such information is incorporated into this report by reference. Information relating to compliance with the reporting requirements of Section 16(a) of the Exchange Act by Cornerstone’s executive officers and directors, persons who own more than ten percent of Cornerstone’s common stock and their affiliates who are required to comply with such reporting requirements is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Cornerstone’s 2008 Proxy Statement. Such information is incorporate into this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain transactions between Cornerstone, and its affiliates and certain other persons is set forth under the caption “Certain Relationships and Related Transactions” in Cornerstone’s 2008 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is set forth under the caption “Audit Committee Report - Audit Fees” in Cornerstone’s 2008 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(1) The following documents are filed or incorporated herein by reference as exhibits to this report:
Exhibit No.	Description
3.1	Amended and Restated Charters of Cornerstone Bancshares, Inc. (1)

3.2	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (2)

3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)

4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.

10.1	Cornerstone Community Bank Employee Stock Ownership Plan (4)

14	Code of Ethics. (5)

21	Subsidiaries of the registrant.

31	Certifications of chief executive officer and chief financial officer.

32	Section 906 certifications of chief executive officer and chief financial officer.

(1)	Incorporated by reference from Exhibit 3.1 of the registrant’s Form 10-KSB filed on March 24, 2004
(File No. 000-30497).
(2)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on
May 14, 2004 (File No. 000-30497).
(3)	Incorporated by reference from Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004
(File No. 000-30497).
(4)	Incorporated by reference from Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005
(File No. 000-30497)
(5)	Incorporated by reference from Exhibit 14 of the registrant’s Form 10-KSB filed on March 24,
2004 (File No. 000-30497).

(b) The following reports on Form 8-K were filed with the Securities and Exchange Commission during 2007:

(1)	Form 8-K filed on January 17, 2007 reporting earnings results for the fiscal quarter ended December 31, 2006.

(2)	Form 8-K filed on March 1, 2007 reporting the declaration of a cash dividend.

(3)	Form 8-K filed on April 16, 2007 reporting earnings results for the fiscal quarter ended March 31, 2007.

(4)	Form 8-K filed on May 29, 2007 reporting the declaration of a cash dividend.

(5)	Form 8-K filed on July 19, 2007 reporting earnings results for the fiscal quarter ended June 30, 2007.

(6)	Form 8-K filed on August 24, 2007 reporting the declaration of a cash dividend.

(7)	Form 8-K filed on October 19, 2007 reporting earnings results for the fiscal quarter ended September 30, 2007.

(8)	Form 8-K filed on October 19, 2007 reporting the registrants stock repurchase program of 150,000 shares.

(9)	Form 8-K filed on November 26, 2007 reporting the declaration of a cash dividend.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC.

Date: March 13, 2008	By:	/s/ Gregory B. Jones
Gregory B. Jones Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes President and Treasurer (principal financial officer and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2008.

Signature	Title

/s/ Gregory B. Jones Gregory B. Jones	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)

/s/ B. Kenneth Driver B. Kenneth Driver	Director

/s/ Karl Fillauer Karl Fillauer	Director

/s/ Nathaniel F. Hughes Nathaniel F. Hughes	President and Treasurer (principal financial officer and accounting officer) and Director

/s/ Jerry D. Lee Jerry D. Lee	Executive Vice President and Senior Lender and Director

/s/ Lawrence D. Levine Lawrence D. Levine	Director

/s/ Frank S. McDonald Frank S. McDonald	Director

/s/ Doyce G. Payne Doyce G. Payne	Director

/s/ W. Miller Welborn W. Miller Welborn	Director

/s/ Billy O. Wiggins Billy O. Wiggins	Director

/s/ Marsha Yessick Marsha Yessick	Director

INDEX OF EXHIBITS
Exhibit No.	Description
3.1	Amended and Restated Charters of Cornerstone Bancshares, Inc. (1)

3.2	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (2)

3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)

4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.

10.1	Cornerstone Community Bank Employee Stock Ownership Plan (4)

14	Code of Ethics. (5)

21	Subsidiaries of the registrant.

31	Certifications of chief executive officer and chief financial officer.

32	Section 906 certifications of chief executive officer and chief financial officer.

(1)	Incorporated by reference from Exhibit 3.1 of the registrant’s Form 10-KSB filed on March 24, 2004
(File No. 000-30497).
(2)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on
May 14, 2004 (File No. 000-30497).
(3)	Incorporated by reference from Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004
(File No. 000-30497).
(4)	Incorporated by reference from Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005
(File No. 000-30497)
(5)	Incorporated by reference from Exhibit 14 of the registrant’s Form 10-KSB filed on March 24,
2004 (File No. 000-30497).