Form 10-Q
period 2008-03-31
CORNERSTONE BANCSHARES INC
filed 2008-05-09
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to                         .

Commission File Number: 000-30497

(Exact name of small business issuer as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

835 Georgia Avenue Chattanooga, Tennessee	37402
(Address of principal executive offices)	(Zip Code)

423-385-3000	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year, if changes since last report)

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of March 31, 2008 there were 6,319,718 shares of common stock, $1.00 par value per share, issued and outstanding.

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

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

	Unaudited
	March 31	December 31,
	2008	2007

ASSETS
Cash and due from banks	$12,052,498	$14,933,349
Federal funds sold	-	-
Cash and cash equivalents	12,052,498	14,933,349

Securities available for sale	42,469,452	34,751,985
Securities held to maturity	193,608	200,037
Federal Home Loan Bank stock, at cost	2,019,200	1,911,600
Loans, net of allowance for loan losses of $7,616,532 at March 31, 2008 and $13,710,109 at December 31, 2007	374,416,787	369,883,009
Bank premises and equipment, net	6,464,941	6,470,893
Accrued interest receivable	2,075,764	2,407,977
Goodwill and amortizable intangibles	2,928,868	2,941,798
Other assets	10,110,649	10,920,605
Total Assets	$452,731,767	$444,421,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$41,338,338	$45,284,518
Interest-bearing demand deposits	31,482,892	31,984,590
Savings deposits and money market accounts	61,524,760	49,970,489
Time deposits of $100,000 or more	60,489,904	71,505,272
Time deposits of less than $100,000	120,046,433	114,504,856
Total deposits	314,882,327	313,249,725
Federal funds purchased and securities sold under agreements to repurchase	38,373,370	41,560,355
Federal Home Loan Bank advances and line of credit	61,100,000	47,100,000
Accrued interest payable	429,546	216,086
Other liabilities	1,192,301	5,967,737
Total Liabilities	415,977,544	408,093,903

Stockholders' Equity
Preferred stock - no par value; 2,000,000 shares authorized; no shares issued	-	-
Common stock - $l.00 par value; 10,000,000 shares authorized; 6,522,718 and 6,522,718 issued in 2008 and 2007; 6,319,718 and 6,369,718 outstanding in 2008 and 2007	6,319,718	6,369,718
Additional paid-in capital	20,149,781	20,532,787
Retained earnings	9,886,855	9,317,878
Accumulated other comprehensive income	397,869	106,967
Total Stockholders' Equity	36,754,223	36,327,350
Total Liabilities and Stockholders' Equity	$452,731,767	$444,421,253

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

	Unaudited
	Three months ended
	March 31
	2008	2007
INTEREST INCOME
Loans, including fees	$7,553,295	$7,659,895
Investment securities	498,009	443,810
Federal funds sold	1,855	630
Other earning assets	6,905	2,952
Total interest income	8,060,064	8,107,287

INTEREST EXPENSE
Interest bearing demand accounts	66,819	127,686
Money market accounts	337,850	475,245
Savings accounts	15,816	18,921
Time deposits of less than $100,000	1,406,934	1,218,070
Time deposits of more than $100,000	827,745	604,311
Federal funds purchased and securities sold under agreements to repurchase	173,800	252,188
Other borrowings	640,912	436,647
Total interest expense	3,469,876	3,133,068

Net interest income before provision for loan losses	4,590,188	4,974,219
Provision for loan losses	317,000	2,000
Net interest income after the provision for loan losses	4,273,188	4,972,219

NONINTEREST INCOME
Service charges	405,332	334,468
Net gains / (losses) from sale of loans and other assets	(52,247)	15,713
Other income	41,221	24,765
Total noninterest income	394,306	374,946

NONINTEREST EXPENSE
Salaries and employee benefits	1,841,033	1,675,086
Occupancy and equipment expense	379,881	347,909
Other operating expense	875,714	723,971
Total noninterest expense	3,096,628	2,746,966

Income before provision for income taxes	1,570,866	2,600,199
Provision for income taxes	556,007	948,422

NET INCOME	$1,014,859	$1,651,777

EARNINGS PER COMMON SHARE
Basic net income per common share	$0.16	$0.25
Diluted net income per common share	$0.15	$0.24

DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.05

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Unaudited
	Three months ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,014,859	$1,651,777
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	156,054	143,059
Provision for loan losses	317,000	2,000
Stock compensation expense	70,000	55,004
Net (Gains) / Losses on sales of loans and other assets	52,247	(15,713)
Deferred income taxes	2,994,108	334,822
Changes in other operating assets and liabilities:
Net change in loans held for sale	327,750	5,500
Accrued interest receivable	332,213	(120,409)
Accrued interest payable	213,460	3,340
Other assets and liabilities	(7,238,441)	283,395
Net cash (used in) provided by operating activities	(1,760,750)	2,342,775

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	5,489,515	230,911
Securities held to maturity	6,497	6,964
Purchase of securities available for sale	(12,767,252)	(650,000)
Purchase of Federal Home Loan Bank stock	(107,600)	(24,300)
Loan originations and principal collections, net	(5,100,818)	(25,984,004)
Purchase of bank premises and equipment	(137,172)	(283,862)
Proceeds from sale of other real estate and other assets	-	579,468
Net cash used in investing activities	(12,616,830)	(26,124,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,632,602	19,023,777
(Decrease) in federal funds purchased and securities sold under agreements to repurchase	(3,186,985)	(934,889)
Net proceeds from Federal Home Loan Bank advances and other borrowings	14,000,000	(250,000)
Purchase of common stock	(503,006)	(15,250)
Issuance of common stock	-	17,456
Payment of dividends	(445,882)	(325,752)
Net cash provided by financing activities	11,496,729	17,515,342

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,880,851)	(6,266,706)

CASH AND CASH EQUIVALENTS, beginning of period	14,933,349	17,635,956
CASH AND CASH EQUIVALENETS, end of period	$12,052,498	$11,369,250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,256,416	$3,185,717
Cash paid during the period for taxes	122,500	50,000

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the three months ended March 31, 2008

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Total Stockholders' Equity

BALANCE, December 31, 2007		$6,369,718	$20,532,787	$9,317,878	$106,967	$36,327,350

Issuance of common stock under Director's compensation option plan		-	-	-	-	-

Issuance of common stock under employee compensation option plan		-	-	-	-	-

Employee compensation stock option expense		-	70,000	-	-	70,000

Dividend - $0.07 per share		-	-	(445,882)	-	(445,882)

Purchase of common stock		(50,000)	(453,006)	-	-	(503,006)

Comprehensive income:
Net income	$1,014,859	-	-	1,014,859	-	1,014,859

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	290,902	-	-	-	290,902	290,902

Total comprehensive income	$1,305,761

BALANCE, March 31, 2008		$6,319,718	$20,149,781	$9,886,855	$397,869	$36,754,223

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business-Cornerstone Bancshares, Inc. (“Cornerstone”) is a bank holding company whose primary business is performed by its wholly-owned subsidiaries, Cornerstone Community Bank (“Bank”) and Eagle Financial, Inc. (“Eagle”). The Bank provides a full range of banking services to the Chattanooga, Tennessee market. The Bank has also established a loan production office (“LPO”) in Dalton, Georgia and an LPO in Knoxville, Tennessee to further enhance the Bank’s lending markets. The Bank specializes in asset based lending, commercial lending and payment processing. Eagle is a commercial factoring company that provides financing to businesses that are relatively new or experiencing significant growth.

 Interim Financial Information (Unaudited)-The financial information in this report for March 31, 2008 and March 31, 2007 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2007 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in March of 2008. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Reclassification-Certain amounts in the prior consolidated financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income or stockholder’s equity as previously reported.

Accounting Policies-During interim periods, Cornerstone follows the accounting policies set forth in its 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission. Except as discussed on Note No. 7, since December 31, 2007 there have been no significant changes in any accounting principles or practices, or in the method of applying any such principles or practices.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three month periods ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Basic earnings per share calculation:
Numerator: Net income available to common shareholders	$1,014,859	$1,651,777

Denominator: Weighted avg. common shares outstanding	6,336,751	6,512,361
Effect of dilutive stock options	220,753	385,534
Diluted Shares	6,557,504	6,897,895

Basic Earnings per share	$0.16	$0.25
Diluted Earnings per share	$0.15	$0.24

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of SFAS No. 123(R) Share-Based Payment. As a result, for the period ended March 31, 2008, the compensation cost charged to earnings related to the vested incentive stock options was approximately $70,000, which reduced basic earnings per share by $0.01 per share.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock. The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant. The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary. The options expire ten years from the grant date. At March 31, 2008, the total remaining compensation cost to be recognized on non-vested options is approximately $725,000. A summary of the status of this stock option plan is presented in the following table:

	Number	Weighted- Average Exercisable Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	715,075	$6.52	5.5 Years	$5,177,118
Granted	71,500	7.99
Exercised	-	-
Forfeited	(7,000)	14.11
Outstanding at March 31, 2008	779,575	$6.55	6.2 Years	$2,781,103
Options exercisable at March 31, 2008	571,810	$4.72

The weighted average grant-date fair value of share options granted during the three months ended March 31, 2008 was $2.23. This was determined using the Black-Scholes option pricing model with the following weighted -average assumptions. Dividend Yield: 1.470%, Expected Life: 8.0 years, Expected Volatility: 20.27%, Risk-free Interest Rate: 4.220%

Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock. On October 15, 1997, the Bank stock options were converted to Cornerstone stock options. Only non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years. Vesting for options granted during 2008, are 50% on the first and second anniversary of the grant date. At March 31, 2008, the total remaining compensation cost to be recognized on non-vested options is approximately $100,000. A summary of the status of this stock option plan is presented in the following table:

	Number	Weighted- Average Exercisable Price	Weighted- Average Contractual Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	69,000	$11.23	7.7 Years	$164,214
Granted	12,800	7.99
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2008	81,800	$10.73	8.7 Years	$72,582
Options exercisable at March 31, 2008	64,500	$10.95

The weighted average grant-date fair value of share options granted during the three months ended March 31, 2008 was $2.23. This was determined using the Black-Scholes option pricing model with the following weighted -average assumptions. Dividend Yield: 1.470%, Expected Life: 8.0 years, Expected Volatility: 20.27%, Risk-free Interest Rate: 4.220%

Note 3. Stockholder’s Equity

During 2008, Cornerstone’s Board of Director declared the following dividends:

Dividend Rate	Declaration Date	Record Date	Payment Date
(per share)
$0.07	February 29, 2008	March 14, 2008	April 4, 2008

Any determinations relating to future dividends will be made at the discretion of Cornerstone’s Board of Directors and will depend on a number of factors, including our earnings, capital requirements, financial conditions, future prospects, regulatory restrictions and other factors that Cornerstone’s Board of Directors may deem relevant.

Note 4. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities Available-for-Sale:
U.S. Government agencies	$22,461,141	$433,561	$-	$22,894,702

State and municipal securities	3,435,130	93,595	(528)	3,528,197

Mortgage-backed securities	15,970,349	96,420	(20,216)	16,046,553
	$41,866,620	$623,576	$(20,744)	$42,469,452

Securities Held-to-Maturity:
Mortgage-backed securities	$193,608	$941	$(353)	$194,196

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities Available-for-Sale:
U.S. Government agencies	$27,335,992	$116,624	$(38,942)	$27,413,674

State and municipal securities	3,436,399	66,369	(3)	3,502,765

Mortgage-backed securities	3,817,522	20,427	(2,403)	3,835,546

	$34,589,913	$203,420	$(41,348)	$34,751,985

Securities Held-to-Maturity:
Mortgage-backed securities	$200,037	$424	$(783)	$199,678

 At March 31, 2008 approximately $33 million of Cornerstone’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

Note 5. Loans and Allowance for Loan Losses

At March 31, 2008 and December 31, 2007 loans are summarized as follows (in thousands):

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent .
Commercial, financial and agricultural	$87,181	22.8%	$98,065	25.6%
Real estate-construction	80,480	21.1%	76,832	20.0%
Real estate-mortgage	67,402	17.6%	64,585	16.8%
Real estate-commercial	141,573	37.1%	138,074	36.0%
Consumer loans	5,397	1.4%	6,037	1.6%
Total loans	$382,033	100.0%	$383,593	100.0%

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2008 and year ended December 31, 2007 is as follows:

	March 31,	December 31,
	2008	2007
Balance, beginning of period	$13,710	$4,258
Loans charged-off	(6,533)	(1,075)
Recoveries of loans previously charged-off	123	118
Provision for loan losses	317	10,409
Balance, end of period	$7,617	$13,710

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at March 31, 2008 is as follows:

Commitments to extend credit	$70.1 million
Standby letters of credit	$4.7 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at March 31, 2008 will not have a material effect on Cornerstone’s consolidated financial statements.

Note 7. Recent Relevant Accounting Pronouncements

Cornerstone adopted FASB Statement No. 157 (SFAS 157), “Fair Value Measurements” in January 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The adoption of SFAS 157 did not have a material impact on Cornerstone’s consolidated financial statements in 2008.

Cornerstone adopted FASB Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” in January 2008. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. Cornerstone has not elected the fair value option for any financial assets or liabilities at March 31, 2008.

CORNERSTONE BANCSHARES, INC.
CONSOLIDATED AVERAGE BALANCE SHEET
INTEREST INCOME/EXPENSE AND
YIELD/RATES
Taxable Equivalent Basis	Year-to-Date
(in thousands)	March 31
	2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Earning assets:
Loans, net of unearned income	$386,056	$7,553	7.85%	$320,296	$7,660	9.70%
Investment securities	42,456	507	5.13%	37,111	447	5.20%
Other earning assets	0	0	0.00%	0	0	0.00%
Total earning assets	428,512	$8,060	7.58%	357,407	$8,107	9.23%
Allowance for loan losses	(11,271)			(4,196)
Cash and other assets	29,232			24,935
TOTAL ASSETS	$446,473			$378,146

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$32,202	$67	0.83%	$38,294	$128	1.35%
Savings deposits	7,642	16	0.84%	7,700	19	1.01%
MMDA's	53,566	338	2.53%	44,472	475	4.33%
Time deposits of less than $100,000	117,169	1,407	4.82%	99,867	1,218	4.95%
Time deposits of $100,000 or more	65,370	828	5.08%	47,757	604	5.13%
Federal funds purchased and securities sold under agreements to repurchase	26,597	174	2.62%	20,230	252	5.06%
Other borrowings	60,046	641	4.28%	39,850	437	4.44%
Total interest bearing liabilities	362,592	3,470	3.84%	298,170	3,133	4.26%
Net interest spread		$4,590	3.74%		$4,974	4.97%
Noninterest bearing demand deposits	44,503			38,315
Accrued expenses and other liabilities	2,247			2,410
Stockholders' equity	37,131			39,252
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$446,473			$378,146
Net yield on earning assets			4.33%			5.68%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		36			28
Total adjustment		36			28

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

The following is a discussion of our financial condition at March 31, 2008 and December 31, 2007 and our results of operations for the three months ended March 31, 2008 and 2007. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of March 31, 2008 Cornerstone had total consolidated assets of $452.7 million, total loans of $382.0 million, total deposits of $314.9 million and stockholders equity of $36.8 million. Net income for the three month period ended March 31, 2008 was $1,014,859.

Results of Operations

Net income for the three months ended March 31, 2008 was $1,014,859 or $0.16 basic earnings per share, compared to $1,651,777 or $0.25 basic earnings per share, for the same period in 2007.

The following table presents our results for the three months ended March 31, 2008 (amounts in thousands).

	For the three months Ended March 31,		Change from the prior year
	2008	2007	Amount	%

Interest Income	$8,060	$8,107	$(47)	(0.6)%
Interest Expense	3,470	3,133	337	10.8%

Net interest income before provision for loan loss	4,590	4,974	(384)	(7.7)%

Provision for loan loss	317	2	315	15750.0%

Net interest income after provision for loan loss	4,273	4,972	(699)	(14.1)%

Total noninterest income	394	375	19	5.1%
Total noninterest expense	3,097	2,747	350	12.7%

Income before provision for income taxes	1,571	2,600	(1,029)	(39.6)%
Provision for income taxes	556	948	(392)	(41.4)%

NET INCOME	$1,015	$1,652	(637)	(38.6)%

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities. Net interest income is also the most significant component of our earnings. For the three months ended March 31, 2008, net interest income before the provision for loan loss, decreased $384 thousand or (7.7)% over the same period of 2007. Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) was 3.74% for the three month period ended March 31, 2008 compared to 4.97% for the same period in 2007. The net interest margin on a tax equivalent basis was 4.33% for the three month period ended March 31, 2008 compared to 5.68% for the same period in 2007. Management expects that downward pressure will continue to be exerted on the net interest margin for the remainder of 2008. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The Bank’s loan yield declined during the first three months of 2008. The loan yield was 7.85% for the first three months of 2008 compared to 9.70% during the first three months of 2007. The decline in loan yield is primarily attributable to the Federal Reserve Bank’s interest rate reductions over the past six months.

For the three month period ended March 31, 2008, the Bank’s investment portfolio resulted in a yield of 5.13% compared to 5.20% for the same time period in 2007. The Bank continues its bias towards loans and is currently purchasing securities primarily for pledging requirements.

As mentioned previously, the Federal Reserve Bank’s interest rate reductions have impacted the Bank’s loan yield during 2008. The rate reductions have also impacted the Bank’s interest bearing liabilities. Rates on funding sources such as money market and interest checking accounts have been repriced as rate reductions occurred. However, certificate of deposit interest rate adjustments lag behind the repricing of the loan portfolio and are not excepted to catch up until third or fourth quarter of 2008.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $317 thousand and $2 thousand for the three months ended March 31, 2008 and 2007, respectively.

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

The following table presents the components of non interest income for the three months ended March 31, 2008 (dollars in thousands).

	Three months ended March 31,		2008-2007 Percent Increase (decrease)
	2008	2007
Service charges on deposit accounts	$405	$334	21.3%
Net gains / (losses) on sale of loans and other assets	(52)	16	(425.0)%
Other income	41	25	64.0%
Total non interest income	$394	$375	5.1%

Significant matters relating to the changes in non interest income are presented below:

The increase in the amount of depository accounts is primarily attributable to the addition of the Bank’s payroll processor clients. Currently, the Bank has nine payroll processors processing ACH transactions and expects to add approximately five more during the remainder of 2008.This line of business has the ability to produce a material amount of non-interest income with a relatively low amount of credit and transaction risk.

Non Interest Expense-Items reported as non interest expense include salaries and employee benefits, occupancy and equipment expense and other operating expense.

The following table presents the components of non interest expense for the three months ended March 31, 2008 (dollars in thousands).

	Three months ended March 31,		2008-2007 Percent Increase (decrease)
	2008	2007
Salaries and employee benefits	$1,841	$1,675	9.9%
Occupancy and equipment expense	380	348	9.2%
Other operating expense	876	724	21.0%
Total non interest expense	$3,097	$2,747	12.7%

Significant matters relating to the changes to non interest expense are presented below:

The increase in salaries and employee benefits is primarily attributable to the increase in Bank staff during 2007 with the addition of relationship managers and employees in the Bank’s operations.

A significant item leading to the increase in occupancy and equipment expense during the first quarter of 2008 was Cornerstone’s expansion of its operational center to accommodate the additional staff hired in the risk management department.

Significant items included in Cornerstone’s other operating expense include data processing fees and other professional services such as accounting and legal fees. Compliance with legal and regulatory requirements resulted in a significant increase in accounting and audit fees that were incurred by Cornerstone during the first quarter of 2008 to perform appropriate level of testing of internal controls over financial statement reporting.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled $444.4 million as of December 31, 2007. As of March 31, 2008 total consolidated assets had increased $8.3 million or 1.9% to $452.7 million. The Bank’s security portfolio accounted for the $7.7 million of the total increase during the first quarter of 2008. The increase in the security portfolio was needed to provide additional liquidity and for pledging requirements.

Securities-The Bank’s investment portfolio, primarily consisting of Federal Agency, mortgage-backed securities and municipal securities, amounted to $42.7 million as of March 31, 2008 compared to $35.0 million as of December 31, 2007. The increase in securities during the first quarter of 2008 was primarily for pledging requirements to collateralize the Bank’s repurchase accounts.

Loans-The composition of loans at March 31, 2008 and at December 31, 2007 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$87,181	22.8%	$98,065	25.6%
Real estate-construction	80,480	21.1%	76,832	20.0%
Real estate-mortgage	67,402	17.6%	64,585	16.8%
Real estate-commercial	141,573	37.1%	138,074	36.0%
Consumer loans	5,397	1.4%	6,037	1.6%
Total loans	$382,033	100.0%	$383,593	100.0%

 Allowance for Loan Losses-The allowance for loan losses represents Cornerstone’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. The Bank uses a risk based approach to calculate the appropriate loan loss allowance in accordance with guidance issued by the Federal Financial Institutions Examination Council. Although the Bank performs prudent credit underwriting, no assurances can be given, however, that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

During the first quarter of 2008, the Bank charged off $6 million on one commercial loan relationship. The provision was taken at the end of 2007 as announced in Cornerstone’s Form 10-K, and after an investigation in 2008 the loan was considered a loss. Management expects minimal recovery from the loss. The remaining $1.6 million, of the total $7.6 million relationship, is secured by two pieces of real estate. Subsequent to the end of the first quarter 2008 the largest piece of real estate collateral was liquidated at no loss and the smaller piece is well collateralized and no loss is expected.

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2008 and for the year ended December 31, 2007 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	March 31, 2008	December 31, 2007
Balance, beginning of period	$13,710	$4,258
Loans charged-off	(6,533)	(1,075)
Recoveries of loans previously charged-off	123	118
Provision for loan losses	317	10,409
Balance, end of period	$7,617	$13,710

Total Loans	$382,033	$383,593

Ratio of allowance for loan losses to loans outstanding at the end of the period	1.99%	3.57%

Ratio of net charge-offs to total loans outstanding for the period	1.68%	0.25%

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

The Bank attempts to reduce these economic and credit risks by adherence to a lending policy approved by the Bank’s board of directors. The Bank’s lending policy establishes loan to value limits, collateral perfection, credit underwriting criteria and other acceptable lending standards. The Bank classifies loans that are ninety (90) days past due and still accruing interest, renegotiated, non-accrual loans, foreclosures and repossessed property as non-performing assets. The Bank’s policy is to categorize a loan on non-accrual status when payment of principal or interest is contractually ninety (90) or more days past due. At the time the loan is categorized as non-accrual the interest previously accrued but not collected may be reversed and charged against current earnings.

The following table presents the Bank’s non-performing assets (dollars in thousands):

	March 31,	December 31,
	2008	2007
Non-accrual loans	$2,446	$685
Repossessed assets	10	0
Foreclosed properties	938	1,038
Total non-performing assets	$3,394	$1,723

Total loans outstanding	$382,033	$383,593

Ratio of nonperforming assets to total loans
outstanding at the end of the period	0.89%	0.45%

Ratio of nonperforming assets to total allowance
for loan losses at end of period	44.56%	12.57%

Deposits and Other Borrowings-The Bank’s deposits consist of non-interest bearing demand deposits, interest bearing demand accounts, savings and money market accounts, and time deposits. The Bank has agreements with some customers to sell certain of its securities under agreements to repurchase the security the following day. The Bank has also obtained advances from the Federal Home Loan Bank.

The following table presents the Bank’s deposits and other borrowings as either core funding or non-core funding. Core funding consists of all deposits except for time deposits issued in denominations of $100,000 or greater. All other funding is classified as non-core.

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Core funding:
Non interest bearing demand deposits	$41,338	10.1%	$45,285	11.3%
Interest-bearing demand deposits	31,483	7.7%	31,985	8.0%
Savings & money market accounts	61,525	15.0%	49,970	12.4%
Time deposits under $100,000	120,046	29.3%	114,505	28.5%
Total core funding	$254,392	62.1%	$241,745	60.2%
Non-core funding:
Time deposit accounts greater than $100,000
Public funds	$502	0.1%	$0	0.0%
Brokered deposits	6,074	1.5%	13,255	3.3%
Other time deposits	53,914	13.1%	58,250	14.5%
Federal funds purchased	19,415	4.7%	28,450	7.1%
Securities sold under agreements to repurchase	18,958	4.6%	13,110	3.3%
Federal Home Loan Bank advances	57,000	13.9%	47,000	11.7%
Total non-core funding	$155,863	37.9%	$160,065	39.8%
Total	$410,255	100.0%	$401,810	100.0%

Federal funds purchased are lines of credit established with other financial institutions that allow the Bank to meet short term funding requirements. These lines can be used as frequently as daily with large variations in balances depending upon the Bank’s immediate funding requirements. As of March 31, 2008 the Bank had established $44 million in available federal funds lines.

Federal Home Loan Bank of Cincinnati (the “FHLB”) borrowings are secured by certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. Management believes that FHLB borrowings provide an additional source of funding at lower interest rates than alternative sources. The borrowings are structured as either term loans with call and put options after a stated conversion date and an overnight borrowing arrangement. As of March 31, 2008 the Bank had borrowed a total of $57 million from the FHLB consisting of structured term loans.

Capital Resources-At March 31, 2008 and December 31, 2007 Cornerstone’s stockholders’ equity amounted to $36.8 million and $36.3 million, respectively.

Cornerstone had borrowed $4.1 million from Silverton Bank as of March 31, 2008. The proceeds from the advance were used to repurchase 200 thousand shares of Cornerstone’s stock during 2007 and 2008 and provide for a $2.5 million capital injection into the Bank. This injection resulted in a change in the Bank’s regulatory capital classification from adequately capitalized to a well capitalized position. Cornerstone’s line of credit with Silverton Bank consists of an $8.5 million line of credit with an interest rate of prime minus one and a half.

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

Gap Analysis is a technique of asset-liability management that can be used to assess interest rate risk or liquidity risk. The Bank has developed a gap analysis to assist the ALCO committee in its decision making. The analysis provides the committee information regarding the interest rate-sensitivity of the Bank. The interest rate-sensitivity is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within a stated time period. The gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. Conversely, the gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. The gap position coupled with interest rate movements will result in either an increase or decrease in net interest income depending upon the Bank’s position and the nature of the movement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in Cornerstone’s Form 10-K for the year ended December 31, 2007. No material changes in the assumptions used in preparing, or results obtained from, the model have occurred since December 31, 2007.

Item 4.  Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number of Shares	(d) Maximum Number of
	(a) Total Number of	(b) Average Price	Purchased as Part of	Shares that May Yet be
Period	Shares Purchased	Paid Per Share	Publically Announced Plans	Purchased Under the Plan
Prior to 2008	153,000	11.47	150,000

Jan. 2008	50,000	10.00	50,000	-

Total	203,000	11.11	200,000

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1)	Form 8-K dated January 23, 2008 reporting earnings results for the fiscal quarter ended December 31, 2007.
(2)	Form 8-K dated February 13, 2008 reporting a revision of unaudited earnings results for the 4th fiscal quarter and fiscal year-ending December 31, 2007.
(3)	Form 8-K dated February 29, 2008 reporting the declaration of a cash dividend.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: May 2, 2008	/s/ Gregory_B. Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

Date: May 2, 2008	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004.