Form 10-Q
period 2008-06-30
CORNERSTONE BANCSHARES INC
filed 2008-08-08
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-30497

(Exact name of small business issuer as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

835 Georgia Avenue Chattanooga, Tennessee	37402
(Address of principal executive offices)	(Zip Code)

423-385-3000	Not Applicable .
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal
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
Yes ☐ No ☒

As of June 30, 2008 there were 6,319,718 shares of common stock, $1.00 par value per share, issued and outstanding.

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

PART I. CONSOLIDATED FINANCIAL INFORMATION

CORNERSTONE BANCSHARES, INC. & SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

CONSOLIDATED BALANCE SHEETS

	Unaudited
	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$13,038,558	$14,933,349
Federal funds sold	-	-
Cash and cash equivalents	13,038,558	14,933,349

Securities available for sale	45,764,498	34,751,985
Securities held to maturity	184,010	200,037
Federal Home Loan Bank stock, at cost	2,099,100	1,911,600
Loans, net of allowance for loan losses of $7,386,768 at June 30, 2008 and $13,710,109 at December 31, 2007	371,068,474	369,883,009
Bank premises and equipment, net	6,498,866	6,470,893
Accrued interest receivable	1,795,990	2,407,977
Goodwill and amortizable intangibles	2,899,405	2,941,798
Other assets	10,851,758	10,920,605
Total Assets	$454,200,659	$444,421,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$41,698,204	$45,284,518
Interest-bearing demand deposits	28,483,315	31,984,590
Savings deposits and money market accounts	45,850,966	49,970,489
Time deposits of $100,000 or more	61,423,622	71,505,272
Time deposits of less than $100,000	136,549,909	114,504,856
Total deposits	314,006,016	313,249,725
Federal funds purchased and securites sold under agreements to repurchase	35,330,126	41,560,355
Federal Home Loan Bank advances and line of credit	66,450,000	47,100,000
Accrued interest payable	293,401	216,086
Other liabilities	1,021,952	5,967,737
Total Liabilities	417,101,495	408,093,903

Stockholders' Equity
Preferred stock - no par value; 2,000,000 shares authorized; no shares issued	-	-
Common stock - $l.00 par value; 10,000,000 shares authorized; 6,522,718 and 6,522,718 issued in 2008 and 2007; 6,319,718 and 6,369,718 outstanding in 2008 and 2007	6,319,718	6,369,718
Additional paid-in capital	20,219,581	20,532,787
Retained earnings	10,517,531	9,317,878
Accumulated other comprehensive income	42,334	106,967
Total Stockholders' Equity	37,099,164	36,327,350
Total Liabilities and Stockholders' Equity	$454,200,659	$444,421,253

The Notes to Consolidated Finanical Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. & SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (continued)

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$7,199,680	$8,292,225	$14,752,975	$15,952,120
Investment securities	553,103	420,665	1,051,112	835,427
Federal funds sold	2,230	4,460	4,084	5,091
Other earning assets	1,892	25,737	8,797	57,737
Total interest income	7,756,905	8,743,087	15,816,968	16,850,375

INTEREST EXPENSE
Interest bearing demand accounts	56,570	134,961	123,397	262,811
Money market accounts	191,671	460,901	529,524	936,146
Savings accounts	15,379	19,112	31,186	37,869
Time deposits of more than $100,000	685,347	748,957	1,513,092	1,353,267
Time deposits of less than $100,000	1,421,289	1,277,793	2,828,224	2,495,863
Federal funds purchased and securities sold under agreements to repurchase	170,985	255,124	344,785	493,558
Other borrowings	682,208	572,459	1,323,121	1,022,858
Total interest expense	3,223,449	3,469,307	6,693,329	6,602,372

Net interest income before provision for loan losses	4,533,456	5,273,780	9,123,639	10,248,003
Provision for loan losses	170,000	235,000	487,000	237,000
Net interest income after the provision for loan losses	4,363,456	5,038,780	8,636,639	10,011,003

NONINTEREST INCOME
Service charges and fees	433,489	342,334	838,820	676,802
Net gains / (losses) from sale of loans and other assets	61,779	58,343	9,531	74,055
Other income	29,304	38,727	70,526	80,111
Total noninterest income	524,572	439,404	918,877	830,968

NONINTEREST EXPENSE
Salaries and employee benefits	1,834,678	1,824,901	3,675,710	3,554,991
Occupancy and equipment expense	383,173	365,803	763,054	686,711
Other operating expense	998,140	821,004	1,873,851	1,533,595
Total noninterest expense	3,215,991	3,011,708	6,312,615	5,775,297

Income before provision for income taxes	1,672,037	2,466,476	3,242,901	5,066,674
Provision for income taxes	598,981	902,289	1,154,988	1,850,711

NET INCOME	$1,073,056	$1,564,187	$2,087,913	$3,215,963

EARNINGS PER COMMON SHARE
Basic net income per common share	$0.17	$0.24	$0.33	$0.49
Diluted net income per common share	$0.17	$0.23	$0.32	$0.47

DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.05	$0.14	$0.10

The Notes to Consolidated Finanical Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. & SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,087,913	$3,215,963
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	281,590	166,882
Provision for loan losses	487,000	237,000
Stock compensation expense	139,800	110,008
Net (Gains) / Losses on sales of loans and other assets	(9,531)	(73,886)
Changes in other operating assets and liabilities:
Net change in loans held for sale	202,900	(269,250)
Accrued interest receivable	611,987	(143,601)
Deferred income taxes	3,181,110	411,725
Accrued interest payable	77,315	(39,903)
Other assets and liabilities	(7,716,437)	(194,426)
Net cash (used in) provided by operating activities	(656,353)	3,420,512

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	17,222,653	3,899,961
Securities held to maturity	16,213	16,103
Purchase of securities available for sale	(28,320,718)	(4,636,650)
Purchase of Federal Home Loan Bank stock	(187,500)	(579,500)
Loan originations and principal collections, net	(2,186,712)	(48,102,690)
Purchase of bank premises and equipment	(267,170)	(537,105)
Proceeds from sale of other real estate and other assets	-	1,021,191
Net cash used in investing activities	(13,723,234)	(48,918,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	756,291	21,796,139
(Decrease) / Increase in federal funds purchased and securities sold under agreements to repurchase	(6,230,229)	12,013,052
Net proceeds from Federal Home Loan Bank advances and other borrowings	19,350,000	13,500,000
Purchase of common stock	(503,006)	(30,450)
Issuance of common stock	-	72,925
Payment of dividends	(888,260)	(651,888)
Net cash provided by financing activities	12,484,796	46,699,778

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(1,894,791)	1,201,600

CASH AND CASH EQUIVALENTS, beginning of period	14,933,349	17,635,956
CASH AND CASH EQUIVALENTS, end of period	$13,038,558	$18,837,556

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$6,616,014	$6,642,275
Cash paid during the period for taxes	582,500	1,575,600

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. & SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (continued)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - Unaudited
For the Six Months Ended June 30, 2008

			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2007		$6,369,718	$20,532,787	$9,317,878	$106,967	$36,327,350

Issuance of common stock under Director's compensation option plan		-	-	-	-	-

Issuance of common stock under employee compensation option plan		-	-	-	-	-

Employee compensation stock option expense		-	139,800	-	-	139,800

Dividend - $0.14 per share		-	-	(888,260)	-	(888,260)

Purchase of common stock		(50,000)	(453,006)	-	-	(503,006)

Comprehensive income:
Net income	$2,087,913	-	-	2,087,913	-	2,087,913

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(64,633)	-	-	-	(64,633)	(64,633)

Total comprehensive income	$2,023,280

BALANCE, June 30, 2008		$6,319,718	$20,219,581	$10,517,531	$42,334	$37,099,164

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

Interim Financial Information (Unaudited)-The financial information in this report for June 30, 2008 and June 30, 2007 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2007 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in March of 2008. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Accounting Policies-During interim periods, Cornerstone follows the accounting policies set forth in its 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission. Except as discussed in Note 7, since December 31, 2007 there have been no significant changes in any accounting principles or practices, or in the method of applying any such principles or practices.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three month periods ended June 30, 2008 and 2007.

	Three Months Ended June 30,
Basic earnings per share calculation:	2008	2007
Numerator: Net income available to common shareholders	$1,073,056	$1,564,187

Denominator: Weighted avg. common shares outstanding	6,319,718	6,519,213
Effect of dilutive stock options	168,579	371,871
Diluted Shares	6,488,297	6,891,084

Basic Earnings per share	$0.17	$0.24
Diluted Earnings per share	$0.17	$0.23

The following is a summary of the basic and diluted earnings per share for the six month periods ended June 30, 2008 and 2007.

	Six Months Ended June 30,
Basic earnings per share calculation:	2008	2007
Numerator: Net income available to common shareholders	$2,087,913	$3,215,963

Denominator: Weighted avg. common shares outstanding	6,328,234	6,516,806
Effect of dilutive stock options	199,288	379,463
Diluted Shares	6,527,522	6,896,269

Basic Earnings per share	$0.33	$0.49
Diluted Earnings per share	$0.32	$0.47

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of SFAS No. 123(R) Share-Based Payment. As a result, for the period ended June 30, 2008, the compensation cost charged to earnings related to the vested incentive stock options was approximately $140,000, which reduced basic earnings per share by $0.02 per share.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock. The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant. The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary. The options expire ten years from the grant date. At June 30, 2008, the total remaining compensation cost to be recognized on non-vested options is approximately $675,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted-	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2007	715,075	$6.52	5.5 Years	$5,177,118
Granted	71,500	7.99
Exercised	-	-
Forfeited	(7,000)	14.11
Outstanding at June 30, 2008	779,575	$6.52	5.9 Years	$2,414,338
Options exercisable at June 30, 2008	571,810	$4.72

The weighted average grant-date fair value of share options granted during the six months ended June 30, 2008 was $2.23. This was determined using the Black-Scholes option pricing model with the following weighted -average assumptions. Dividend Yield: 1.470%, Expected Life: 8.0 years, Expected Volatility: 20.27%, Risk-free Interest Rate: 4.220%

 Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock. On October 15, 1997, the Bank stock options were converted to Cornerstone stock options. Only non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years. Vesting for options granted during 2008, are 50% on the first and second anniversary of the grant date. At June 30, 2008, the total remaining compensation cost to be recognized on non-vested options is approximately $81,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted-	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2007	69,000	$11.23	7.7 Years	$164,214
Granted	12,800	7.99
Exercised	-	-
Forfeited	-	- .
Outstanding at June 30, 2008	81,800	$10.73	8.4 Years	$59,875
Options exercisable at June 30, 2008	64,500	$10.95

The weighted average grant-date fair value of share options granted during the six months ended June 30, 2008 was $2.23. This was determined using the Black-Scholes option pricing model with the following weighted -average assumptions. Dividend Yield: 1.470%, Expected Life: 8.0 years, Expected Volatility: 20.27%, Risk-free Interest Rate: 4.220%

Note 3. Stockholder’s Equity

During 2008, Cornerstone’s Board of Directors has declared the following dividends:

Dividend Rate	Declaration Date	Record Date	Payment Date
(per share)
$0.07	February 29, 2008	March 14, 2008	April 4, 2008
$0.07	May 23, 2008	June 15, 2008	July 3, 2008

Any determinations relating to future dividends will be made at the discretion of Cornerstone’s Board of Directors and will depend on a number of factors, including our earnings, capital requirements, financial conditions, future prospects, regulatory restrictions and other factors that Cornerstone’s Board of Directors may deem relevant.

Note 4. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008 .
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available-for-Sale:
U.S. Government agencies	$12,474,471	$172,517	$-	$12,646,988

State and municipal securities	3,433,717	39,598	(45,430)	3,427,885

Mortgage-backed securities	29,792,167	42,384	(144,926)	29,689,625

	$45,700,355	$254,499	$(190,356)	$45,764,498

Securities Held-to-Maturity:
Mortgage-backed securities	$184,010	$676	$(320)	$184,366

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available-for-Sale:
U.S. Government agencies	$27,335,992	$116,624	$(38,942)	$27,413,674

State and municipal securities	3,436,399	66,369	(3)	3,502,765

Mortgage-backed securities	3,817,522	20,427	(2,403)	3,835,546

	$34,589,913	$203,420	$(41,348)	$34,751,985

Securities Held-to-Maturity:
Mortgage-backed securities	$200,037	$424	$(783)	$199,678

 At June 30, 2008 approximately $45 million of Cornerstone’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

Note 5. Loans and Allowance for Loan Losses

At June 30, 2008 and December 31, 2007 loans are summarized as follows (in thousands):

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent .
Commercial, financial and agricultural	$79,893	21.1%	$98,065	25.6%
Real estate-construction	77,971	20.6%	76,832	20.0%
Real estate-mortgage	70,527	18.6%	64,585	16.8%
Real estate-commercial	144,626	38.3%	138,074	36.0%
Consumer loans	5,438	1.4%	6,037	1.6%
Total loans	$378,455	100.0%	$383,593	100.0%

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2008 and year ended December 31, 2007 is as follows:

	June 30,	December 31,
	2008	2007
Balance, beginning of period	$13,710	$4,258
Loans charged-off	(7,030)	(1,075)
Recoveries of loans previously charged-off	220	118
Provision for loan losses	487	10,409
Balance, end of period	$7,387	$13,710

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at June 30, 2008 is as follows:

Commitments to extend credit	$62.3 million
Standby letters of credit	$5.0 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at June 30, 2008 will not have a material effect on Cornerstone’s consolidated financial statements.

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

Cornerstone adopted FASB Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” in January 2008. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. Cornerstone has not elected the fair value option for any financial assets or liabilities at June 30, 2008.

CORNERSTONE BANCSHARES, INC.
CONSOLIDATED AVERAGE BALANCE
INTEREST INCOME/EXPENSE AND YIELD/RATES

Taxable Equivalent Basis	Three months ended
(in thousands)	June 30
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$384,487	$7,200	7.51%	$346,802	$8,292	9.59%
Investment securities	48,549	553	4.69%	36,691	421	4.78%
Other earning assets	592	4	2.79%	1,993	30	6.04%
Total earning assets	433,628	$7,757	7.19%	385,486	$8,743	9.11%
Allowance for loan losses	(7,515)			(4,066)
Cash and other assets	26,132			24,557
TOTAL ASSETS	$452,245			$405,977

Liabilities and Shareholder's Equity

Interest bearing liabilities:
Interest bearing demand deposits	$31,434	$56	0.72%	$38,863	$135	1.39%
Savings deposits	7,857	16	0.79%	7,619	19	1.01%
MMDA's	46,391	192	1.66%	42,825	461	4.32%
Time deposits of $100,000 or less	124,024	1,421	4.60%	102,634	1,278	4.99%
Time deposits of $100,000 or more	57,895	685	4.75%	60,871	749	4.94%
Federal funds purchased and securities sold under agreements to repurchase	35,817	171	1.91%	21,467	256	4.78%
Other borrowings	69,475	682	3.94%	49,588	572	4.63%
Total interest bearing liabilities	372,893	3,223	3.47%	323,867	3,470	4.30%
Net interest spread		$4,534	3.72%		$5,273	4.82%
Noninterest bearing demand deposits	42,375			38,965
Accrued expenses and other liabilities	(372)			2,472
Shareholder's equity	37,350			40,674
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$452,245			$405,977
Net yield on earning assets			4.21%			5.50%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		14			16
Total adjustment		14			16

CORNERSTONE BANCSHARES, INC.
CONSOLIDATED AVERAGE BALANCE
INTEREST INCOME/EXPENSE AND
YIELD/RATES

Taxable Equivalent Basis	Year-to-Date
(in thousands)	June 30
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$385,294	$14,753	7.72%	$333,622	$15,952	9.64%
Investment securities	45,392	1,051	4.82%	36,900	835	4.69%
Other earning assets	394	13	6.60%	2,072	63	6.13%
Total earning assets	431,080	$15,817	7.42%	372,594	$16,850	9.13%
Allowance for loan losses	(9,403)			(4,131)
Cash and other assets	27,682			23,675
TOTAL ASSETS	$449,359			$392,138

Liabilities and Shareholder's Equity

Interest bearing liabilities:
Interest bearing demand deposits	$31,821	$123	0.78%	$38,580	$262	1.37%
Savings deposits	7,749	31	0.82%	7,660	38	1.01%
MMDA's	49,989	530	2.14%	43,644	936	4.33%
Time deposits of $100,000 or less	120,590	2,828	4.73%	101,258	2,496	4.97%
Time deposits of $100,000 or more	61,632	1,513	4.95%	54,350	1,353	5.02%
Federal funds purchased and securities
sold under agreements to repurchase	31,209	345	2.23%	20,852	494	4.78%
Other borrowings	64,754	1,323	4.12%	44,746	1,022	4.61%
Total interest bearing liabilities	367,744	6,693	3.67%	311,090	6,602	4.28%
Net interest spread		$9,124	3.74%		$10,248	4.85%
Noninterest bearing demand deposits	43,438			38,641
Accrued expenses and other liabilities	939			2,440
Shareholder's equity	37,238			39,967
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$449,359			$392,138
Net yield on earning assets			4.28%			5.56%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		34			23
Total adjustment		34			23

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

The following is a discussion of our financial condition at June 30, 2008 and December 31, 2007 and our results of operations for the three and six months ended June 30, 2008 and 2007. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of June 30, 2008 Cornerstone had total consolidated assets of $454.2 million, total loans of $378.5 million, total deposits of $314.0 million and stockholders equity of $37.1 million. Net income for the three and six month period ended June 30, 2008 was $1,073,056 and $2,087,913.

Results of Operations

Net income for the three months ended June 30, 2008 was $1,073,056 or $0.17 basic earnings per share, compared to $1,564,187 or $0.24 basic earnings per share, for the same period in 2007.

The following table presents our results for the three and six months ended June 30, 2008 and 2007 (amounts in thousands).

			2008-2007			2008-2007
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Interest Income	$7,757	$8,743	(11.3)%	$15,817	$16,850	(6.1)%
Interest Expense	3,223	3,469	(7.1)%	6,693	6,602	1.4%

Net interest income before provision for loan loss	4,533	5,274	(14.0)%	9,124	10,248	(11.0)%
Provision for Loan Loss	170	235	(27.7)%	487	237	105.5%

Net interest income after provision for loan loss	4,363	5,039	(13.4)%	8,637	10,011	(13.7)%

Total noninterest income	525	439	19.4%	919	831	10.6%
Total noninterest expense	3,216	3,012	6.8%	6,313	5,775	9.3%

Income before income taxes	1,672	2,466	(32.2)%	3,243	5,067	(36.0)%
Provision for income taxes	599	902	(33.6)%	1,155	1,851	(37.6)%

Net Income	$1,073	$1,564	(31.4)%	$2,088	$3,216	(35.1)%

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities. Net interest income is also the most significant component of our earnings. For the three months ended June 30, 2008, net interest income before the provision for loan loss, decreased $740 thousand or (14.0)% over the same period of 2007. For the six months ended June 30, 2008, net interest income before the provision for loan loss, decreased $1,124 thousand or (11.0)% over the same time of 2007. Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) was 3.74% for the six month period ended June 30, 2008 compared to 4.85% for the same period in 2007. The net interest margin on a tax equivalent basis was 4.28% for the six month period ended June 30, 2008 compared to 5.56% for the same period in 2007. Management expects that downward pressure will continue to be exerted on the net interest margin for the remainder of 2008. Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The Bank’s loan yield declined during the first six months of 2008. The loan yield was 7.72% for the first six months of 2008 compared to 9.64% during the first six months of 2007. The decline in loan yield is primarily attributable to the Federal Reserve Bank’s interest rate reductions that began late 2007.

For the six month period ended June 30, 2008, the Bank’s investment portfolio resulted in a yield of 4.82% compared to 4.69% for the same time period in 2007. The Bank continues its bias towards loans and is currently purchasing securities primarily for pledging requirements.

As mentioned previously, the Federal Reserve Bank’s interest rate reductions have impacted the Bank’s loan yield during 2008. The rate reductions have also impacted the Bank’s interest bearing liabilities. Rates on funding sources such as money market and interest checking accounts have been repriced as rate reductions occurred. However, certificate of deposit interest rate adjustments lag behind the repricing of the loan portfolio and are not expected to catch up until the third or fourth quarter of 2008.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $487 thousand and $237 thousand for the six months ended June 30, 2008 and 2007, respectively.

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

The following table presents the components of non interest income for the three and six months ended June 30, 2008 and 2007 (dollars in thousands).

			2008-2007			2008-2007
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2008	2007	(decrease)	2008	2007	(decrease)
Service charges on deposit accounts	$434	$342	26.6%	$838	$677	23.9%
Net gains / (losses) on sale of loans and
Other assets	62	58	5.9%	10	74	(87.1)%
Other fee income	29	39	(24.3)%	71	80	(12.0)%
Total non interest income	$525	$439	19.4%	$919	$831	10.6%

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

The following table presents the components of non interest expense for the three and six months ended June 30, 2008 and 2007 (dollars in thousands).

			2008-2007			2008-2007
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2008	2007	(decrease)	2008	2007	(decrease)
Salaries and employee benefits	$1,835	$1,825	0.5%	$3,676	$3,555	3.4%
Occupancy and equipment expense	383	366	4.7%	763	687	11.1%
Other operating expense	998	821	21.6%	1,874	1,534	22.2%
Total non interest expense	$3,216	$3,012	6.8%	$6,313	$5,775	9.3%

Significant matters relating to the changes to non interest expense are presented below:

The significant item included in the increase in occupancy and equipment expense during the first quarter of 2008 was Cornerstone’s expansion of its operational center to accommodate the additional staff hired in the risk management department.

Significant items included in Cornerstone’s other operating expense include data processing fees and other professional services such as accounting and legal fees. Compliance with legal and regulatory requirements resulted in a significant increase in accounting and audit fees that were incurred by Cornerstone during 2008 to perform appropriate level of testing of internal controls over financial statement reporting.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled $444.4 million as of December 31, 2007. As of June 30, 2008 total consolidated assets had increased $9.8 million or 2.2% to $454.2 million. The Bank’s loan portfolio was $378.5 million as of June 30, 2008. The minimal growth in the loan portfolio, since December 31, 2007, is attributable to the Bank’s desire to obtain quality loans that are priced appropriately given the risk factors. The Bank’s investment portfolio increased by approximately $11.0 million during the first six months of 2008. The increase in the security portfolio was needed to provide additional liquidity and for pledging requirements. Increases in liabilities are primarily attributable to an increase in Bank and Cornerstone borrowings. The Bank obtained an additional $15 million in Federal Home Loan Bank borrowings at June 30, 2008 when compared to December 31, 2007. Cornerstone increased its outstanding loan with Silverton Bank from $100 thousand at December 31, 2007 to $4.45 million as of June 30, 2008. The Bank also offered a local certificate of deposit special during the second quarter of 2008 to attract additional core funding deposits. As a result of the competitive deposit interest rates and customer service demonstrated by the Bank’s branch personnel, approximately $22.0 million in additional time deposits under $100,000 was obtained during the second quarter of 2008.

Securities-The Bank’s investment portfolio, primarily consisting of Federal Agency, mortgage-backed securities and municipal securities, amounted to $45.9 million as of June 30, 2008 compared to $35.0 million as of December 31, 2007. The primary purpose of the Bank’s investment portfolio is to satisfy pledging requirements to collateralize the Bank’s repurchase accounts.

Loans-The composition of loans at June 30, 2008 and at December 31, 2007 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent .
Commercial, financial and agricultural	$79,893	21.1%	$98,065	25.6%
Real estate-construction	77,971	20.6%	76,832	20.0%
Real estate-mortgage	70,527	18.6%	64,585	16.8%
Real estate-commercial	144,626	38.3%	138,074	36.0%
Consumer loans	5,438	1.4%	6,037	1.6%
Total loans	$378,455	100.0%	$383,593	100.0%

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

During the first quarter of 2008, the Bank charged off $6 million on one commercial loan relationship. The provision was taken at the end of 2007 as announced in Cornerstone’s Form 10-K, and after an investigation in 2008 the loan was considered a loss. The remaining $1.6 million, of the total $7.6 million relationship, has been paid off with no further loss to the Bank. Management expects minimal recovery from the initial loss recognized.

The Bank has a loan relationship of $8.0 million with $3.1 million reserved under the Bank’s allowance for loan losses. The borrower is presently operating and current on its debt service obligation. Management believes that the current allocation of loan loss allowance, based on its SFAS 114 estimation, is appropriate.

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2008 and for the year ended December 31, 2007 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	June 30,	December 31,
	2008	2007
Balance, beginning of period	$13,710	$4,258
Loans charged-off	(7,030)	(1,075)
Recoveries of loans previously charged-off	220	118
Provision for loan losses	487	10,409
Balance, end of period	$7,387	$13,710

Total Loans	$378,455	$383,593

Ratio of allowance for loan losses to loans outstanding at the end of the period	1.95%	3.57%

Ratio of net charge-offs to total loans outstanding for the period	1.80%	0.25%

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

The following table presents Cornerstone’s non-performing assets (dollars in thousands):

	June 30,	December 31,
.	2008	2007
Non-accrual loans	$1,604	$685
Repossessed assets	13	0
Foreclosed properties	1,374	1,038
Total non-performing assets	$2,991	$1,723

Total loans outstanding	$378,455	$383,593

Ratio of nonperforming assets to total loans outstanding at the end of the period	0.79%	0.45%

Ratio of nonperforming assets to total allowance for loan losses at end of period	40.49%	12.57%

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

	June 30, 2008		December 31, 2007 .
Core funding:	Amount	Percent	Amount	Percent
Non interest bearing demand deposits	$41,698	10.1%	$45,285	11.3%
Interest-bearing demand deposits	28,483	6.9%	31,985	8.0%
Savings & money market accounts	45,851	11.1%	49,970	12.4%
Time deposits under $100,000	136,550	33.2%	114,505	28.5%
Total core funding	$252,582	61.3%	$241,745	60.2%
Non-core funding:
Time deposit accounts greater than $100,000
Public funds	$0	0.0%	$0	0.0%
Brokered deposits	1,920	0.5%	13,255	3.3%
Other time deposits	59,504	14.5%	58,250	14.5%
Federal funds purchased	17,345	4.2%	28,450	7.1%
Securities sold under agreements to repurchase	17,985	4.4%	13,110	3.3%
Federal Home Loan Bank advances	62,000	15.1%	47,000	11.7%
Total non-core funding	$158,754	38.7%	$160,065	39.8%
Total	$411,336	100.0%	$401,810	100.0%

Federal funds purchased are lines of credit established with other financial institutions that allow the Bank to meet short term funding requirements. These lines can be used as frequently as daily with large variations in balances depending upon the Bank’s immediate funding requirements. As of June 30, 2008 the Bank had established $44 million in available federal funds lines.

Federal Home Loan Bank of Cincinnati (the “FHLB”) borrowings are secured by certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. Management believes that FHLB borrowings provide an additional source of funding at lower interest rates than alternative sources. The borrowings are structured as either term loans with call and put options after a stated conversion date and an overnight borrowing arrangement. As of June 30, 2008 the Bank had borrowed a total of $62 million from the FHLB consisting of structured term loans.

Capital Resources-At June 30, 2008 and December 31, 2007 Cornerstone’s stockholders’ equity amounted to $37.1 million and $36.3 million, respectively.

Cornerstone had total outstanding borrowings of $4.45 million from Silverton Bank as of June 30, 2008. The proceeds from the advance were used to repurchase 200 thousand shares of Cornerstone’s stock during 2007 and 2008 and provide for a $2.5 million capital injection into the Bank. This capital injection resulted in a change in the Bank’s regulatory capital classification from an adequately capitalized position to a well capitalized position. Cornerstone’s line of credit with Silverton Bank consists of an $8.5 million line of credit with an interest rate of prime minus one and a half.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Cornerstone’s annual shareholder meeting was held on April 17, 2008. At the meeting, the individuals whose names appear below were elected to Cornerstone’s board of directors. In addition, the shareholders’ ratified the appointment of Hazlett, Lewis & Bieter, PLLC as its independent auditors for the fiscal year ending December 31, 2008. The shareholders’ votes were cast as follows with 5,038,093 or 77.3% of the total shares voting:

Election of Directors	For	Against	Abstain
B. Kenneth Driver	99.9%	0.0%	0.1%
Karl Fillauer	97.4%	0.0%	2.6%
Nathaniel F. Hughes	99.9%	0.0%	0.1%
Gregory B. Jones	99.8%	0.0%	0.2%
Jerry D. Lee	99.9%	0.0%	0.1%
Lawrence Levine	99.9%	0.0%	0.1%
Frank McDonald	99.9%	0.0%	0.1%
Doyce G. Payne, M.D.	99.7%	0.0%	0.3%
Miller Welborn	99.9%	0.0%	0.1%
Billy O. Wiggins	99.9%	0.0%	0.1%
Marsha Yessick	97.3%	0.0%	2.7%

Ratification of Appointment of
Hazlett, Lewis & Bieter, PLLC.	100.0%	0.0%	0.0%

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
(4) Form 8-K dated April 18, 2008 reporting earnings results for the fiscal quarter ended March 31, 2008.
(5) Form 8-K dated May 23, 2008 reporting the declaration of a cash dividend.
(6) Form 8-K dated July 22, 2008 reporting earnings results for the fiscal quarter ended June 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: August 7, 2008	/s/ Gregory B. Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

Date: August 7, 2008	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(1) incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004.