Form 10-Q
period 2008-09-30
CORNERSTONE BANCSHARES INC
filed 2008-11-07
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

As of September 30, 2008 there were 6,319,718 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and in Cornerstone’s Form 10-K, as updated by Item 1A of part II of this Form 10-Q and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Chattanooga, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Cornerstone Community Bank, to satisfy regulatory requirements for its expansion plans, (vi) the inability of Cornerstone to achieve its targeted expansion goals in the Knoxville, Tennessee and Dalton, Georgia markets, (vii) the inability of Cornerstone to grow its loan portfolio at historic or planned rates (viii) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes-Oxley Act of 2002 and (ix) general economic and market conditions. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

PART I. CONSOLIDATED FINANCIAL INFORMATION

CORNERSTONE BANCSHARES, INC. & SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

CONSOLIDATED BALANCE SHEETS

	Unaudited
	September 30,	December 31,
	2008	2007
ASSETS

Cash and due from banks	$9,908,901	$14,933,349
Securities available for sale	41,107,053	34,751,985
Securities held to maturity	176,237	200,037
Federal Home Loan Bank stock, at cost	2,159,100	1,911,600
Loans, net of allowance for loan losses of $7,450,274 at September 30, 2008 and $13,710,109 at December 31, 2007	381,723,668	369,883,009
Bank premises and equipment, net	6,546,373	6,470,893
Accrued interest receivable	1,885,722	2,407,977
Goodwill and amortizable intangibles	2,869,988	2,941,798
Other assets	11,230,110	10,920,605
Total Assets	$457,607,152	$444,421,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$41,621,651	$45,284,518
Interest-bearing demand deposits	30,381,735	31,984,590
Savings deposits and money market accounts	43,254,761	49,970,489
Time deposits of $100,000 or more	64,293,061	71,505,272
Time deposits of less than $100,000	123,264,039	114,504,856
Total deposits	302,815,247	313,249,725
Federal funds purchased and securites sold under agreements to repurchase	43,451,974	41,560,355
Federal Home Loan Bank advances and line of credit	72,200,000	47,100,000
Accrued interest payable	246,862	216,086
Other liabilities	1,405,618	5,967,737
Total Liabilities	420,119,701	408,093,903

Stockholders' Equity
Preferred stock - no par value; 2,000,000 shares authorized; no shares issued	-	-
Common stock - $l.00 par value; 10,000,000 shares authorized;
6,522,718 and 6,522,718 issued in 2008 and 2007;
6,319,718 and 6,369,718 outstanding in 2008 and 2007	6,319,718	6,369,718
Additional paid-in capital	20,289,381	20,532,787
Retained earnings	10,935,367	9,317,878
Accumulated other comprehensive income	(57,015)	106,967
Total Stockholders' Equity	37,487,451	36,327,350
Total Liabilities and Stockholders' Equity	$457,607,152	$444,421,253

The Notes to Consolidated Finanical Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. & SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (continued)

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$6,977,340	$8,609,851	$21,730,315	$24,558,156
Investment securities	482,119	468,044	1,533,231	1,303,471
Federal funds sold	1,100	29,681	5,184	34,771
Other earning assets	1,914	2,248	10,711	9,645
Total interest income	7,462,473	9,109,824	23,279,441	25,906,043

INTEREST EXPENSE
Interest bearing demand accounts	56,513	122,197	180,030	385,008
Money market accounts	151,946	523,818	681,350	1,459,964
Savings accounts	15,717	19,409	46,903	57,278
Time deposits of more than $100,000	579,186	884,019	2,092,277	2,237,285
Time deposits of less than $100,000	1,322,111	1,351,423	4,150,336	3,847,285
Federal funds purchased and securities
sold under agreements to repurchase	157,141	181,122	501,927	674,680
Other borrowings	744,145	703,215	2,067,266	1,726,075
Total interest expense	3,026,759	3,785,203	9,720,089	10,387,575

Net interest income before provision for loan losses	4,435,714	5,324,621	13,559,352	15,518,468
Provision for loan losses	440,000	2,963,500	927,000	3,200,500
Net interest income after the provision for loan losses	3,995,714	2,361,121	12,632,352	12,317,968

NONINTEREST INCOME
Service charges and fees	439,664	368,771	1,278,485	1,045,572
Net gains / (losses) from sale of loans and other assets	18,107	(21,401)	27,638	52,485
Other income	18,962	32,863	89,487	135,746
Total noninterest income	476,733	380,233	1,395,610	1,233,803

NONINTEREST EXPENSE
Salaries and employee benefits	1,856,162	1,356,769	5,531,873	4,911,759
Occupancy and equipment expense	371,943	309,020	1,134,996	995,731
Other operating expense	922,932	705,200	2,796,781	2,207,242
Total noninterest expense	3,151,037	2,370,989	9,463,650	8,114,732

Income before provision for income taxes	1,321,410	370,365	4,564,312	5,437,039
Provision for income taxes	461,194	(188,971)	1,616,182	1,661,740

NET INCOME	$860,216	$559,336	$2,948,130	$3,775,299

EARNINGS PER COMMON SHARE
Basic net income per common share	$0.14	$0.09	$0.47	$0.58
Diluted net income per common share	$0.13	$0.08	$0.45	$0.55

DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.05	$0.21	$0.15

The Notes to Consolidated Finanical Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. & SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (continued)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - Unaudited
For the Nine Months Ended September 30, 2008

			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2007		$6,369,718	$20,532,787	$9,317,878	$106,967	$36,327,350

Employee compensation stock		-	209,600	-	-	209,600
option expense

Dividend - $0.21 per share		-	-	(1,330,641)	-	(1,330,641)

Purchase of common stock		(50,000)	(453,006)	-	-	(503,006)

Comprehensive income:
Net income	$2,948,130	-	-	2,948,130	-	2,948,130

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(163,982)	-	-	-	(163,982)	(163,982)

Total comprehensive income	$2,784,148

BALANCE, September 30, 2008		$6,319,718	$20,289,381	$10,935,367	$(57,015)	$37,487,451

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. & SUBSIDIARIES
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,948,130	$3,775,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	422,877	323,783
Provision for loan losses	927,000	3,200,500
Stock compensation expense	209,600	165,012
Net (Gains) / Losses on sales of loans and other assets	(27,638)	(52,485)
Changes in other operating assets and liabilities:
Net change in loans held for sale	205,600	510,850
Accrued interest receivable	522,255	(313,064)
Deferred income taxes	3,202,078	68,633
Accrued interest payable	30,776	173,979
Other assets and liabilities	(6,850,146)	(1,572,639)
Net cash provided by operating activities	1,590,532	6,279,868

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	21,722,393	6,093,544
Securities held to maturity	24,087	27,001
Purchase of securities available for sale	(28,320,718)	(7,134,291)
Purchase of Federal Home Loan Bank stock	(247,500)	(579,500)
Loan originations and principal collections, net	(15,947,942)	(66,040,065)
Purchase of bank premises and equipment	(450,096)	(683,456)
Proceeds from sale of other real estate and other assets	2,142,594	1,021,191
Net cash used in investing activities	(21,077,182)	(67,295,576)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase / (decrease) in deposits	(10,434,478)	58,810,577
Net increase / (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,891,619	(3,331,149)
Net proceeds from Federal Home Loan Bank advances and other borrowings	25,100,000	2,500,000
Purchase of common stock	(503,006)	(42,699)
Issuance of common stock	-	72,925
Payment of dividends	(1,591,933)	(978,024)
Net cash provided by financing activities	14,462,202	57,031,630

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,024,448)	(3,984,078)

CASH AND CASH EQUIVALENTS, beginning of period	14,933,349	17,635,956
CASH AND CASH EQUIVALENTS, end of period	$9,908,901	$13,651,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$9,689,313	$10,213,596
Cash paid during the period for taxes	738,886	2,041,300

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

 Interim Financial Information (Unaudited)-The financial information in this report for September 30, 2008 and September 30, 2007 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2007 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in March of 2008. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three month periods ended September 30, 2008 and 2007.

	Three Months Ended September 30,
Basic earnings per share calculation:	2008	2007
Numerator: Net income available to common shareholders	$860,216	$559,336

Denominator: Weighted avg. common shares outstanding	6,319,718	6,520,081
Effect of dilutive stock options	57,375	305,627
Diluted shares	6,377,093	6,825,708

Basic earnings per share	$0.14	$0.09
Diluted earnings per share	$0.13	$0.08

The following is a summary of the basic and diluted earnings per share for the nine month periods ended September 30, 2008 and 2007.

	Nine Months Ended September 30,
Basic earnings per share calculation:	2008	2007
Numerator: Net income available to common shareholders	$2,948,130	$3,775,299

Denominator: Weighted avg. common shares outstanding	6,325,375	6,517,236
Effect of dilutive stock options	161,459	357,971
Diluted shares	6,486,834	6,875,207

Basic earnings per share	$0.47	$0.58
Diluted earnings per share	$0.45	$0.55

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of SFAS No. 123(R) Share-Based Payment. As a result, for the nine month period ended September 30, 2008, the compensation cost charged to earnings related to the vested incentive stock options was approximately $210,000, which reduced basic earnings per share by $0.03 per share.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock. The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant. The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary. The options expire ten years from the grant date. At September 30, 2008, the total remaining compensation cost to be recognized on non-vested options is approximately $624,000. A summary of the status of this stock option plan is presented in the following table:

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2007	715,075	$6.52	5.5 Years	$5,177,118
Granted	71,500	7.99
Exercised	-	-
Forfeited	(9,150)	13.34
Outstanding at September 30, 2008	777,425	$6.06	5.2 Years	$1,921,089
Options exercisable at September 30, 2008	571,360	$4.72

The weighted average grant-date fair value of share options granted during the nine months ended September 30, 2008 was $2.23. This was determined using the Black-Scholes option pricing model with the following weighted -average assumptions. Dividend Yield: 1.470%, Expected Life: 8.0 years, Expected Volatility: 20.27%, Risk-free Interest Rate: 4.220%

Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock. On October 15, 1997, the Bank stock options were converted to Cornerstone stock options. Only non-qualified stock options may be granted under the Plan. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years. Vesting for options granted during 2008, are 50% on the first and second anniversary of the grant date. At September 30, 2008, the total remaining compensation cost to be recognized on non-vested options is approximately $62,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2007	69,000	$11.23	7.7 Years	$164,214
Granted	12,800	7.99
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2008	81,800	$10.73	8.1 Years	$38,694
Options exercisable at September 30, 2008	64,500	$10.95

The weighted average grant-date fair value of share options granted during the nine months ended September 30, 2008 was $2.23. This was determined using the Black-Scholes option pricing model with the following weighted -average assumptions. Dividend Yield: 1.470%, Expected Life: 8.0 years, Expected Volatility: 20.27%, Risk-free Interest Rate: 4.220%

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Stockholder’s Equity

During 2008, Cornerstone’s Board of Directors has declared the following dividends:

Dividend Rate	Declaration Date	Record Date	Payment Date
(per share)
$0.07	February 29, 2008	March 14, 2008	April 4, 2008
$0.07	May 23, 2008	June 15, 2008	July 3, 2008
$0.07	August 22, 2008	September 19, 2008	October 3, 2008

Any determinations relating to future dividends will be made at the discretion of Cornerstone’s Board of Directors and will depend on a number of factors, including our earnings, capital requirements, financial conditions, future prospects, regulatory restrictions and other factors that Cornerstone’s Board of Directors may deem relevant.

Note 4. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available-for-Sale:	$8,974,711	$136,147	$-	$9,110,858
U.S. Government Securities

State and municipal securities	3,307,425	43,935	(79,159)	3,272,201

Mortgage-backed securities	28,911,305	34,975	(222,286)	28,723,994

	$41,193,441	$215,057	$(301,445)	$41,107,053
Securities Held-to-Maturity:
Mortgage-backed securities	$176,237	$636	$(694)	$176,179

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available-for-Sale:	$27,335,992	$116,624	$(38,942)	$27,413,674
U.S. Government Securities

State and municipal securities	3,436,399	66,369	(3)	3,502,765

Mortgage-backed securities	3,817,522	20,427	(2,403)	3,835,546

	$34,589,913	$203,420	$(41,348)	$34,751,985
Securities Held-to-Maturity:
Mortgage-backed securities	$200,037	$424	$(783)	$199,678

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 At September 30, 2008 approximately $41 million of Cornerstone’s investment portfolio was pledged to secure public funds and other deposits and securities sold under agreements to repurchase.

Note 5. Loans and Allowance for Loan Losses

At September 30, 2008 and December 31, 2007 loans are summarized as follows (in thousands):

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$86,005	22.1%	$98,065	25.6%
Real estate-construction	76,490	19.7%	76,832	20.0%
Real estate-mortgage	70,713	18.2%	64,585	16.8%
Real estate-commercial	149,976	38.5%	138,074	36.0%
Consumer loans	5,990	1.5%	6,037	1.6%
Total loans	$389,174	100.0%	$383,593	100.0%

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2008 and year ended December 31, 2007 is as follows:

	September 30,	December 31,
	2008	2007
Balance, beginning of period	$13,710	$4,258
Loans charged-off	(7,515)	(1,075)
Recoveries of loans previously charged-off	328	118
Provision for loan losses	927	10,409
Balance, end of period	$7,450	$13,710

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at September 30, 2008 is as follows:

Commitments to extend credit	$61.4 million
Standby letters of credit	$5.0 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at September 30, 2008 will not have a material effect on Cornerstone’s consolidated financial statements.

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

Cornerstone adopted FASB Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” in January 2008. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. Cornerstone has not elected the fair value option for any financial assets or liabilities at September 30, 2008.

CORNERSTONE BANCSHARES, INC.
CONSOLIDATED AVERAGE BALANCE
INTEREST INCOME/EXPENSE AND
YIELD/RATES
Taxable Equivalent Basis
(in thousands)

	Three months ended
	September 30
Assets	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$381,342	$6,977	7.26%	$367,056	$8,610	9.31%
Investment securities	48,508	482	4.06%	39,390	468	4.83%
Other earning assets	70	3	2.39%	2,372	32	5.34%
Total earning assets	429,920	$7,462	6.90%	408,818	$9,110	8.85%
Allowance for loan losses	(7,409)			(4,916)
Cash and other assets	26,542			28,317
TOTAL ASSETS	$449,053			$432,218

Liabilities and Shareholder's Equity

Interest bearing liabilities:
Interest bearing demand deposits	$29,581	$57	0.76%	$36,530	$122	1.33%
Savings deposits	8,313	16	0.75%	7,635	20	1.02%
MMDA's	40,683	152	1.48%	49,814	524	4.17%
Time deposits of $100,000 or less	128,591	1,322	4.08%	106,377	1,351	5.04%
Time deposits of $100,000 or more	57,486	579	4.00%	67,396	884	5.20%
Federal funds purchased and securities sold under agreements to repurchase	33,712	157	1.85%	16,294	181	4.41%
Other borrowings	72,329	744	4.08%	59,331	703	4.70%
Total interest bearing liabilities	370,695	3,027	3.24%	343,377	3,785	4.37%
Net interest spread		$4,436	3.66%		$5,325	4.48%
Noninterest bearing demand deposits	41,204			44,873
Accrued expenses and other liabilities	(587)			2,239
Shareholder's equity	37,741			41,729
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$449,053			$432,218
Net yield on earning assets			4.11%			5.18%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		14			11
Total adjustment		14			11

CORNERSTONE BANCSHARES, INC.
CONSOLIDATED AVERAGE BALANCE
INTEREST INCOME/EXPENSE AND
YIELD/RATES
Taxable Equivalent Basis
(in thousands)

	Year-to-Date
	September 30
Assets	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$383,966	$21,730	7.57%	$344,890	$24,558	9.52%
Investment securities	46,439	1,533	4.54%	37,739	1,303	4.74%
Other earning assets	285	16	2.72%	914	44	6.49%
Total earning assets	430,690	$23,279	7.24%	383,543	$25,906	9.04%
Allowance for loan losses	(8,733)			(4,396)
Cash and other assets	27,300			26,498
TOTAL ASSETS	$449,257			$405,645

Liabilities and Shareholder's Equity

Interest bearing liabilities:
Interest bearing demand deposits	$31,069	$179	0.77%	$37,889	$385	1.36%
Savings deposits	7,938	47	0.80%	7,651	58	1.01%
MMDA's	46,865	682	1.94%	45,723	1,460	4.27%
Time deposits of $100,000 or less	123,277	4,150	4.50%	102,983	3,847	4.99%
Time deposits of $100,000 or more	60,240	2,092	4.64%	58,747	2,237	5.09%
Federal funds purchased and securities
sold under agreements to repurchase	32,050	502	2.09%	19,316	675	4.67%
Other borrowings	67,297	2,067	4.11%	49,661	1,726	4.65%
Total interest bearing liabilities	368,736	9,720	3.52%	321,970	10,388	4.31%
Net interest spread		$13,559	3.72%		$15,518	4.73%
Noninterest bearing demand deposits	42,687			40,741
Accrued expenses and other liabilities	426			2,373
Shareholder's equity	37,408			40,561
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$449,257			$405,645
Net yield on earning assets			4.22%			5.42%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		43			35
Total adjustment		43			35

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

The following is a discussion of our financial condition at September 30, 2008 and December 31, 2007 and our results of operations for the three and nine months ended September 30, 2008 and 2007. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of September 30, 2008 Cornerstone had total consolidated assets of $457.6 million, total loans of $389.2 million, total deposits of $302.8 million and stockholders equity of $37.5 million. Net income for the three and nine month period ended September 30, 2008 was $860,216 and $2,948,130, respectively.

Results of Operations

Net income for the three months ended September 30, 2008 was $860,216 or $0.14 basic earnings per share, compared to $559,336 or $0.09 basic earnings per share, for the same period in 2007.

The following table presents our results for the three and nine months ended September 30, 2008 and 2007 (amounts in thousands).

			2008-2007				2008-2007
	Three months		Percent	Dollar	Nine months		Percent	Dollar
	ended September 30,		Increase	Amount	ended September 30,		Increase	Amount
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Interest income	$7,462	$9,110	(18.1)%	(1,648)	$23,279	$25,906	(10.1)%	(2,627)
Interest expense	3,026	3,785	(20.1)%	(759)	9,720	10,388	(6.4)%	(668)
Net interest income
before provision for loss	4,436	5,325	(16.7)%	(889)	13,559	15,518	(12.6)%	(1,959)

Provision for loan loss	440	2,964	(85.2)%	(2,524)	927	3,201	(71.0)%	(2,274)
Net interest income after
provision for loan loss	3,996	2,361	69.3%	1,635	12,632	12,318	2.6%	314

Total noninterest income	476	380	25.2%	96	1,396	1,234	13.1%	162
Total noninterest expense	3,151	2,371	32.9%	780	9,464	8,115	16.6%	1,349

Income before income taxes	1,321	370	256.8%	951	4,564	5,437	(16.1)%	(873)

Provision for income taxes	461	(189)	(344.1)%	650	1,616	1,662	(2.7)%	(46)

Net income	$860	$559	53.8%	301	$2,948	$3,775	(21.9)%	(827)

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities. Net interest income is also the most significant component of our earnings. For the three months ended September 30, 2008, net interest income before the provision for loan loss, decreased $889 thousand or (16.7)% over the same period of 2007. For the nine months ended September 30, 2008, net interest income before the provision for loan loss, decreased $1,959 thousand or (12.6)% over the same time of 2007. Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) was 3.72% for the nine month period ended September 30, 2008 compared to 4.73% for the same period in 2007. The net interest margin on a tax equivalent basis was 4.22% for the nine month period ended September 30, 2008 compared to 5.42% for the same period in 2007. Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•
Future changes in the net interest margin will be impacted due to increased competition for funding. An example would include large investment banks entering into the certificate of deposit market to obtain funding. The inclusion of these banks has resulted in interest rate increases on certificates of deposit in recent months.

•
The Bank has been able to maintain a loan portfolio yield of 7.57% for the nine months ended September 30, 2008. The loan yield is due primarily to the Bank’s interest rate floors and attempt to price loan rates to be commensurate with risk associated with the loan. Management expects downward pressure to continue to be exerted on the net interest margin for the remainder of 2008 and into 2009. However, management has seen a decrease in the rate of decline of the net interest margin in recent months.

•
For the nine month period ended September 30, 2008, the Bank’s investment portfolio resulted in a yield of 4.54% compared to 4.74% for the same time period in 2007. When compared to December 31, 2007 management has materially adjusted the interest rate sensitivity of the investment portfolio from primarily a fixed rate position to a variable rate position. The Bank continues its bias towards loans and is currently purchasing securities primarily for pledging requirements.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $440 thousand and $927 thousand for the three and nine months ended September 30, 2008.

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

The following table presents the components of non interest income for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands).

			2008-2007			2008-2007
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Service charges on deposit accounts	$440	$369	19.2%	$1,278	$1,046	22.3%
Net gains / (losses) on sale of loans and other assets	18	(22)	184.6%	28	52	(47.3)%
Other fee income	18	33	(45.2)%	90	136	(34.1)%
Total noninterest income	$476	$380	25.1%	$1,396	$1,234	13.1%

Significant matters relating to the changes in non interest income are presented below:

•
The increase in the amount of depository accounts is primarily attributable to the addition of the Bank’s payroll processor clients. Currently, the Bank has nine payroll processors processing ACH transactions and expects to add approximately five more during the remainder of 2008. This line of business has the ability to produce a material amount of non-interest income with a relatively low amount of credit and transaction risk.

 Non Interest Expense-Items reported as non interest expense include salaries and employee benefits, occupancy and equipment expense and other operating expense.

The following table presents the components of non interest expense for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands).

	Three months ended		2008-2007	Nine months ended		2008-2007
	September 30,		Percent	September 30,		Percent
	2008	2007	Increase	2008	2007	Increase
Salaries and employee benefits	$1,856	$1,357	36.8%	$5,532	$4,912	12.6%
Occupancy and equipment expense	372	309	20.4%	1,135	996	14.0%
Other operating expense	923	705	30.9%	2,797	2,207	26.7%
Total noninterest expense	$3,151	$2,371	32.9%	$9,464	$8,115	16.6%

Significant matters relating to the changes to non interest expense are presented below:

•
During the third quarter of 2007, Cornerstone substantially eliminated employee incentive compensation accrued year to date. This decision was based upon the Bank’s lower than anticipated earnings. Therefore, the three months ended September 30, 2008 compared to September 30, 2007 calculates to a 36.8% increase. However, for the nine months ended September 30, 2008 compared to the nine months ended September 20, 2007 the 12.6% increase is primarily attributable to the increase in staff at the Bank’s operations center, annual salary and compensation increases.

•
A significant item included in the increase in occupancy and equipment expense occurred during the first quarter of 2008 when Cornerstone’s expanded its operational center to accommodate the additional staff hired in the risk management department.

•
During 2008 Cornerstone has incurred additional expense related to other real estate loan foreclosures. These expenses include legal, insurance, maintenance, and sales cost. Management expects these costs to continue throughout 2008 and into the first half of 2009.

•
Cornerstone has incurred additional noninterest expense charges as a result of the Federal Deposit Insurance Corporation’s (“FDIC”) increase in deposit insurance premiums. As of September 30, 2008 the Bank had incurred approximately $189 thousand compared to $25 thousand for the nine months ended September 30, 2007. Management anticipates that these charges will increase significantly, perhaps as much as doubling, in 2009.

•
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

Financial Condition

Overview-Cornerstone’s consolidated assets totaled $444.4 million as of December 31, 2007. As of September 30, 2008 total consolidated assets had increased $13.2 million or 3.0% to $457.6 million. The Bank’s loan portfolio totaled $389.2 million as of September 30, 2008. Secondly, the Bank’s investment portfolio increased by approximately $6.3 million to a total of $41.3 million as of September 30, 2008 compared to a total of $35.0 million as of December 31, 2007. The increase in the security portfolio was needed to provide additional liquidity and for pledging requirements. Increases in liabilities are primarily attributable to an increase in Bank and Cornerstone borrowings. The Bank’s Federal Home Loan Bank (“FHLB”) borrowing as of September 30, 2008 totaled $67 million. As of December 31, 2007 the Bank had borrowed $47 million from the FHLB. Management elected to increase FHLB borrowings to establish a defined maturity structure and obtain funds at a lower cost when compared to other sources available to the Bank. Additionally, Cornerstone increased its outstanding loan with Silverton Bank from $100 thousand at December 31, 2007 to $5.2 million as of September 30, 2008. The increase in Cornerstone’s borrowing has allowed Bancshares to fund additional advances required by Eagle, operating requirements for the parent company and provide for a $2.5million capital injection into the Bank.

Securities-The Bank’s investment portfolio, primarily consisting of Federal Agency, mortgage-backed securities and municipal securities, amounted to $41.3 million as of September 30, 2008 compared to $35.0 million as of December 31, 2007. The primary purpose of the Bank’s investment portfolio is to satisfy pledging requirements to collateralize the Bank’s repurchase accounts.

Loans-The composition of loans at September 30, 2008 and at December 31, 2007 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$86,005	22.1%	$98,065	25.6%
Real estate-construction	76,490	19.7%	76,832	20.0%
Real estate-mortgage	70,713	18.2%	64,585	16.8%
Real estate-commercial	149,976	38.5%	138,074	36.0%
Consumer loans	5,990	1.5%	6,037	1.6%
Total loans	$389,174	100.0%	$383,593	100.0%

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

•
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

•
The Bank has a loan relationship of $8.0 million with $2.5 million reserved under the Bank’s allowance for loan losses. The borrower is presently operating and current on its debt service obligation. Management believes that the current allocation of loan loss allowance, based on its SFAS 114 estimation, is appropriate.

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2008 and for the year ended December 31, 2007 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	September 30,	December 31,
	2008	2007
Balance, beginning of period	$13,710	$4,258
Loans charged-off	(7,515)	(1,075)
Recoveries of loans previously charged-off	328	118
Provision for loan losses	927	10,409
Balance, end of period	$7,450	$13,710

Total loans	$389,174	$383,593

Ratio of allowance for loan losses to loans outstanding at the end of the period	1.91%	3.57%

Ratio of net charge-offs to total loans outstanding for the period	1.85%	0.25%

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

The following is a summary of changes in Cornerstone’s impaired loans for the nine months ended September 30, 2008 and for the year ended December 31, 2007 (dollars in thousands):

	September 30,	December 31,
	2008	2007
Impaired loans without a valuation allowance	$1,058,667	$17,075

Impaired loans with a valuation allowance	$9,618,031	$13,176,547

Total impaired loans	$10,676,698	$13,193,622

Valuation allowance related to impaired loans	$3,337,466	$9,789,748

Total non-accrual loans	$2,043,975	$684,903

Total loans past-due ninety days or more and still accruing	$-	$-

•
The September 30, 2008 impaired loans without a valuation allowance increased primarily due to one loan relationship. After performing its FAS 114 analysis management has concluded that the relationship represents no risk of loss to the Bank’s loan loss allowance.

•	The September 30, 2008 impaired loan amount was significantly reduced by the aforementioned $6 million charge-off that occurred during the first quarter of 2008.

•
As of September 30, 2008 the Bank’s non-accrual loans consisted of ten relationships with only one relationship of a material amount. The material relationship represents a loan totaling $1.2 million for which the Bank has fully provided its estimated loss based on its FAS 114 analysis.

The following table summarizes Cornerstone’s non-performing assets for the nine months ended September 30, 2008 and for the year ended December 31, 2007 (dollars in thousands):

	September 30,	December 31,
	2008	2007
Non-accrual loans	$2,044	$685
Repossessed assets	192	-
Foreclosed properties	1,901	1,038
Total non-performing assets	$4,137	$1,723

Total loans outstanding	$389,174	$383,593

Ratio of nonperforming assets to total loans outstanding at the end of the period	1.06%	0.45%

Ratio of nonperforming assets to total allowance for loan losses at the end of the period	55.53%	12.57%

•	As of September 30, 2008 the Bank had fourteen foreclosed properties comprising the $1.9 million in other real estate.

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

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Core funding:
Non interest bearing demand deposits	$41,622	10.1%	$45,285	11.3%
Interest-bearing demand deposits	30,382	7.4%	31,985	8.0%
Savings & money market accounts	43,255	10.5%	49,970	12.4%
Time deposits under $100,000	123,264	29.8%	114,505	28.5%
Total core funding	238,523	57.7%	241,745	60.2%

Non-core funding:
Time deposit accounts greater than $100,000
Brokered deposits	11,712	2.8%	13,255	3.3%
Other time deposits	52,581	12.7%	58,250	14.5%
Federal funds purchased	22,600	5.5%	28,450	7.1%
Securities sold under agreements to repurchase	20,852	5.0%	13,110	3.3%
Federal Home Loan Bank advances	67,000	16.2%	47,000	11.7%
Total non-core funding	174,745	42.3%	160,065	39.8%

Total	$413,268	100.0%	$401,810	100.0%

•
Federal funds purchased are lines of credit established with other financial institutions that allow the Bank to meet short term funding requirements. These lines can be used as frequently as daily with large variations in balances depending upon the Bank’s immediate funding requirements. As of September 30, 2008 the Bank had established $40 million in available federal funds lines.

•
Federal Home Loan Bank of Cincinnati (the “FHLB”) borrowings are secured by certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans as collateral. Management believes that FHLB borrowings provide an additional source of funding at lower interest rates than alternative sources. The borrowings are structured as either term loans with call and put options after a stated conversion date and an overnight borrowing arrangement. As of September 30, 2008 the Bank had borrowed a total of $67 million from the FHLB consisting of structured term loans.

Capital Resources-At September 30, 2008 and December 31, 2007 Cornerstone’s stockholders’ equity amounted to $37.5 million and $36.3 million, respectively.

•
Cornerstone had total outstanding borrowings of $5.2 million from Silverton Bank as of September 30, 2008. The proceeds from the advance were used to repurchase 200 thousand shares of Cornerstone’s stock during 2007 and in 2008 provide for a $2.5 million capital injection into the Bank. This capital injection resulted in a change in the Bank’s regulatory capital classification from an adequately capitalized position to a well capitalized position. Cornerstone’s line of credit with Silverton Bank consists of an $8.5 million line of credit with an interest rate of prime minus one and a half.

Market and Liquidity Risk Management

Interest Rate Sensitivity

The Bank’s Asset Liability Management Committee (“ALCO”) is responsible for making decision regarding liquidity and funding solutions based upon approved liquidity, loan, capital and investment policies. The ALCO committee must consider interest rate sensitivity and liquidity risk management when rendering a decision on funding solutions and loan pricing. The following is a brief discussion of one of the primary tools used by the ALCO committee to perform its responsibilities:

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

Liquidity Risk Management

Liquidity is measured by the Bank's ability to raise cash at a reasonable cost or with a minimum of loss. These funds are used primarily to fund loans and satisfy deposit withdrawals. Several factors must be considered by management when attempting to minimize liquidity risk. Examples include changes in interest rates, competition, loan demand, and general economic conditions. Minimizing liquidity risk is a responsibility of the ALCO committee and is reviewed by the Bank’s regulatory agencies on a regular basis.

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

In order to maintain its capital at desired levels or required regulatory levels, or to fund future growth, Cornerstone’s board of directors may decide from time to time to issue additional shares of common stock or securities convertible into, exchangeable for or representing rights to acquire shares of its common stock. The sale of these shares may significantly dilute Cornerstone’s shareholders’ ownership interest as a shareholder and the per share book value of its common stock. New investors may also have rights, preferences and privileges senior to its current shareholders which may adversely impact its current shareholders.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(1)	Form 8-K dated January 23, 2008 reporting earnings results for the fiscal quarter ended December 31, 2007.
(2)	Form 8-K dated February 13, 2008 reporting a revision of unaudited earnings results for the 4th fiscal quarter and fiscal year-ending December 31, 2007.
(3)	Form 8-K dated February 29, 2008 reporting the declaration of a cash dividend.
(4)	Form 8-K dated April 18, 2008 reporting earnings results for the fiscal quarter ended March 31, 2008.
(5)	Form 8-K dated May 23, 2008 reporting the declaration of a cash dividend.
(6)	Form 8-K dated July 22, 2008 reporting earnings results for the fiscal quarter ended June 30, 2008.
(7)	Form 8-K dated August 22, 2008 reporting the declaration of a cash dividend.
(8)	Form 8-K dated October 24, 2008 reporting earnings results for the fiscal quarter ended September 30, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: November 7, 2008	/s/ Gregory B. Jones
Gregory B. Jones,
Chairman and Chief Executive Officer

Date: November 7, 2008	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
3	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Exhibit 3 of the registrant’s Form 10-QSB filed on May 14, 2004.