Form 10-K
period 2008-12-31
CORNERSTONE BANCSHARES INC
filed 2009-03-20
CIK 1038773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2008 was $38 million. The market value calculation was determined using the closing sale price of the Registrant’s common stock on June 30, 2008, as reported on the Over the Counter (“OTC”) Bulletin Board. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the Registrant. As of the close of business on December 31, 2008 there were 6,319,718 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of this Annual Report on Form 10-K, as well as the following:  (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Chattanooga, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Cornerstone Community Bank, to satisfy regulatory requirements for its expansion plans, (vi) the inability of Cornerstone to achieve its targeted expansion goals in the Knoxville, Tennessee and Dalton, Georgia  markets, (vii) the inability of Cornerstone to grow its loan portfolio at historic or planned rates and (viii) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes-Oxley Act of 2002. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

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

At December 31, 2008, the Bank had 5 full-service banking offices located in Hamilton County, Tennessee.

During 2007, the Bank established two loan production offices (“LPO”).  The first LPO opened by the Bank is located in Dalton, Georgia.  The LPO, which is located in Whitfield County, Georgia, expanded the Bank’s presence in North Georgia.  The second LPO is located in Knoxville, Tennessee.  The Knoxville LPO offers a new market for the Bank to compete for loans.

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

Employees

As of December 31, 2008, Cornerstone had 121 full-time equivalent employees.  The employees are not represented by a collective bargaining unit.  Cornerstone believes that its relationship with its employees is good.

Competition

All phases of the Bank’s banking activities are highly competitive.  The Bank competes actively with 24 commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Hamilton County, Tennessee.

The Bank’s deposits totaled approximately $327 million as of December 31, 2008.  The deposit base represents approximately 5.5% of the deposit base in the Hamilton County Tennessee Metropolitan Statistical Area.  Three major regional banks represent approximately 74% of the deposits in the Hamilton County Tennessee MSA.  These larger financial institutions have greater resources, higher lending limits than the Bank, and each of the three institutions has over 20 branches in the Hamilton County MSA.  There are also several credit unions located in Hamilton County.  Credit unions are not subject to the same income tax structure as commercial banks.  This advantage enables credit unions to offer competitive rates to potential customers.  The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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

FDIC Insurance of Deposit Accounts

Deposits of the Bank are insured by the FDIC to a maximum of $250,000 for each insured depositor through the BIF.  As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions (institutions insured by the FDIC hereinafter are referred to as "insured institutions").  Any insured institution which does not operate in accordance with or conform to FDIC regulations, policies and directives, may be sanctioned for non-compliance.  For example, proceedings may be instituted against an insured institution if the institution or any director, officer or employee thereof engages in unsafe and unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  If insurance of accounts is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination.  The FDIC recommends an annual audit by independent accountants and also periodically makes its own examinations of the Bank.  The FDIC may revalue assets of an institution, based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such reevaluation and the book value of the assets.

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

The Bank and Cornerstone are “affiliated” within the meaning of the Act.  Certain provisions of the Act establish standards for the terms of, limit the amount of, and establish collateral requirements with respect to, any loans or extensions of credit to, and investments in, affiliates by the Bank, as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the Bank for services under any contract) between the Bank and its affiliates.  In addition, related provisions of the Act and the regulations promulgated under the Act limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors, and principal shareholders of the Bank, Cornerstone and any other subsidiary of Cornerstone, and to related interests of such persons.

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

Legislation Affecting Cornerstone and the Bank

The following information describes certain statutory and regulatory provisions affecting Cornerstone and the Bank and is qualified in its entirety by reference to such statutory and regulatory provisions.

FIRREA and FDICIA

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

Gramm-Leach-Bliley Act

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

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”).  The TLGP was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the U.S. Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide unlimited FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal Accounts (commonly known as NOW accounts) paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (commonly known as IOLTA) held at participating FDIC-insured institutions through December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  The Bank elected to participate in the unlimited deposit insurance coverage for noninterest bearing transaction deposit accounts, but declined to participate in the senior unsecured debt guarantee coverage.

Future Legislation

Legislation is regularly introduced in both the United States Congress and the Tennessee General Assembly that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions.  Such legislation may change banking statutes and the operating environment of Cornerstone and/or the Bank in substantial and unpredictable ways and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance, depending upon whether any of this potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of Cornerstone and/or the Bank.  With the recent enactments of the EESA and the ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is uncertain.  It cannot be predicted whether or what form any proposed legislation will be adopted or the extent to which the business of Cornerstone and/or the Bank may be affected thereby.

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

From time to time Cornerstone may engage in additional de novo branch expansion as well as the acquisition of other financial institutions or parts of those institutions. Cornerstone may also consider and enter into new lines of business or offer new products or services. In addition, Cornerstone may receive future inquiries and have discussions regarding an acquisition. Acquisitions and mergers involve a number of risks, including:
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

With the exception of the Bank’s loan production office in Knoxville, Tennessee substantially all of our loan and deposit customers live, work and bank in the Chattanooga, TN MSA.  Cornerstone’s success depends upon a sound local economy to provide opportunities for new business ventures, increased loan demand and the need for deposit services.  Cornerstone’s profit is impacted by these local factors as well as general economic conditions and interest rates.  For example, Cornerstone’s earnings could be impacted by changes in population, income levels, deposits and housing starts.  Adverse economic conditions in specific market areas could reduce Cornerstone’s growth rate and affect the ability of its customers to repay their loans.  Secondly, adverse market conditions could affect the market value of the real estate or other collateral securing Cornerstone’s loan portfolio.  Sustained periods of increased payment delinquencies, foreclosures or losses in the State of Tennessee or the State of Georgia could adversely affect the value of the collateral and potentially affect Cornerstone’s assets, revenues, results of operations and financial condition.

Impact of recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact Cornerstone’s operations and results.

Recent developments in the capital markets have resulted in uncertainty in the financial markets.  It is anticipated that these negative economic developments will continue into 2009.  Financial institutions across the U.S. have experienced deteriorating asset quality.  Loan portfolios include impaired loans to businesses struggling to stay in operation or achieve adequate cash flow.  Further a decline in collateral values supporting these loans have also impacted the ability of a business or consumer to obtain loans or increased financial institutions losses in the event of foreclosure and liquidation.  At the same time financial institutions have experienced concerns regarding liquidity.  This concern has increased the competition for deposits in Cornerstone’s local market as well as wholesale funding options.  These events have impacted Cornerstone’s, as well as other bank holding company, stock prices.  The potential impact of these events may be an expansion of existing or creation of new federal or state laws and regulations regarding lending and funding practices, liquidity standards and compliance issues.  Continued negative developments as well as Cornerstone’s ability to respond to these new operating and regulatory requirements could negatively impact Cornerstone’s operations.  The negative consequences could limit our ability to originate new loans, obtain adequate funding or increase costs associated with regulatory compliance.   Ultimately, these changes could result in modifications to Cornerstone’s existing or future strategic plan, capital requirements, compensation, financial performance and stock performance.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

Under the Temporary Liquidity Guarantee Program (“TLGP”) the FDIC may offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions.  Participation in the TLGP likely will require the payment of additional insurance premiums to the FDIC.  We may be required to pay higher FDIC premiums than those published for 2009 because market developments have depleted the deposit insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.  The U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) in response to the impact of the volatility and disruption in the capital and credit markets on the financial sector.  The U.S. Department of the Treasury (“U.S. Treasury”) and the federal banking regulators are implementing a number of programs under this legislation that are intended to address these conditions and the asset quality, capital and liquidity issues they have caused for certain financial institutions and to improve the general availability of credit for consumers and businesses.  In addition, the U.S. Congress recently enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”) in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability.  There can be no assurance as to the actual impact that the TLGP, the EESA, the ARRA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets.  The failure of the TLGP, the EESA, the ARRA, the FDIC or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect Cornerstone’s business, financial condition, results of operations, access to credit and/or the trading price of Cornerstone’s common stock.

Cornerstone may require additional capital which may not be able to be obtained.

Cornerstone may require capital from sources other than earnings generation.  These additional sources may include additional equity investments, trust preferred offerings, borrowed funds or any combination of these sources of funds.  Cornerstone’s ability to access these alternative capital sources may be limited due to regulatory restrictions or the condition of the capital markets.   Therefore, Cornerstone’s ability to enact a bank acquisition, increase its loan portfolio or expand its branch network may be impaired.

Cornerstone is subject to Federal and State regulations that impact its operations and financial performance.

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

Cornerstone operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal and state agencies including the Board, the FDIC and the TDFI. Cornerstone’s regulatory compliance is costly and restricts and regulates certain of its activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Cornerstone is also subject to capitalization guidelines established by its regulators, which require it to maintain adequate capital to support its growth.

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

Changes in interest rates may affect Cornerstone’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rates are highly sensitive to many factors that are beyond Cornerstone’s control, including general economic conditions and the policies of various governmental and regulatory authorities. Accordingly, changes in interest rates could decrease Cornerstone’s net interest income. Changes in the level of interest rates also may negatively affect Cornerstone’s ability to originate real estate loans, the value of its assets and the ability to realize gains from the sale of its assets, all of which ultimately affects earnings.  Recent economic events have prompted the Federal Reserve to reduce its federal funds rate.  Due to the rapid decline in interest rates, the Bank was unable to recalibrate its liabilities at the same rate at which loan rates declined.  As a result, the net interest margin was impacted negatively during 2008 and will continue into 2009.  If the Federal Reserve’s federal funds rate remains at extremely low levels or does not increase above the Bank’s interest rate floors, Cornerstone’s funding costs may increase which will negatively impact the net interest margin and Cornerstone’s financial performance.

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

Cornerstone may not be able to sustain its historical rate of growth or could experience very limited or no increase in assets at all.  Various factors, such as the general economic environment, interest rates, regulatory and legislative considerations and competition, may also impede or prohibit Cornerstone’s ability to expand its market presence.

Cornerstone is subject to Tennessee’s anti-takeover statutes and certain charter provisions which could decrease its chances of being acquired even if the acquisition is in the best interest of Cornerstone’s shareholders.

As a Tennessee corporation, Cornerstone is subject to various legislative acts which impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. These statutes may delay or prevent offers to acquire Cornerstone and increase the difficulty of consummating any such offers, even if the acquisition would be in its shareholders’ best interests. Cornerstone’s amended and restated charter also contains provisions which may make it difficult for another entity to acquire it without the approval of a majority of the disinterested directors on its board of directors.  Secondly, the amount of common stock owned by, and other compensation arrangements with, Cornerstone’s officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose.  As of March 2, 2009, directors and executive officers beneficially owned approximately 16.8% of Cornerstone’s common stock. Agreements with Cornerstone’s senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of Cornerstone’s board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals that the board of directors and officers oppose.

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

Cornerstone derives the majority of its income from dividends on the shares of common stock of the Bank and Eagle. The ability of the Bank and Eagle to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the Department of Financial Institutions. In addition, the Board may impose restrictions on Cornerstone’s ability to pay dividends on its common stock. As a result, Cornerstone cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no written comments from the Commission staff regarding our periodic or current reports under the Exchange Act which remain unresolved.

ITEM 2.  PROPERTIES

As of December 31, 2008, the principal offices of Cornerstone are located at 835 Georgia Avenue, Chattanooga, Tennessee 37402.  In addition, the Bank operates five full-service branches and two loan production offices that are located at:

Branches	4154 Ringgold Road, East Ridge, Tennessee
5319 Highway 153, Hixson, Tennessee
2280 Gunbarrel Road, Chattanooga, Tennessee
8966 Old Lee Highway, Ooltewah, Tennessee
835 Georgia Avenue, Chattanooga, Tennessee

Loan Production Offices	202 West Crawford Street, Dalton, Georgia
9724 Kingston Pike Suite 305B Knoxville, Tennessee

The Georgia Avenue facility located in downtown Chattanooga, Tennessee serves as a branch location for the Bank’s customers as well as Cornerstone’s Executive offices.  The Bank owns the properties located at 2280 Gunbarrel Road, 4154 Ringgold Road, 5319 Highway 153 and 8966 Old Lee Highway. The Bank also owns a vacant building and lot at 103 S. Campbell Station Road Knoxville, TN. The Bank intends to renovate the structure into a full service branch opening in 2010. Cornerstone operates a service center to facilitate all of its non-customer contact functions located at 6401 Lee Corners, Suite 119, Chattanooga, Tennessee.

ITEM 3.  LEGAL PROCEEDINGS

As of the end of 2008, neither Cornerstone, the Bank nor Eagle was involved in any material litigation.  The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business.  Management believes that any claims pending against Cornerstone or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s or Eagle’s financial condition or Cornerstone’s consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2008 to a vote of security holders of Cornerstone through a solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 20, 2009, Cornerstone had 6,319,718 shares of common stock outstanding. Cornerstone’s common stock is quoted on the OTC Bulletin Board but is not listed on a national securities exchange.  There are ten market makers who provide a market for Cornerstone’s common stock.

There were approximately 549 holders of record of the common stock as of December 31, 2008.   This number does not include shareholders with shares in nominee name held by DTC.  As of the end of 2008, there were 3,728,120 shares held in nominee name by DTC.  Cornerstone paid quarterly cash dividends in 2008 in the amount of $0.07 per share.  Cornerstone announced, in November 2008, a first quarter 2009 dividend of $0.07, which was paid on January 5, 2009.  Cornerstone’s board of directors will continue to evaluate the amount of future dividends, if any, after capital needs required for expected growth of assets are reviewed.  The payment of dividends is solely within the discretion of the board of directors, considering Cornerstone’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks.

Table 1 presents the high and low closing prices of Cornerstone’s common stock for the periods indicated, as reported by published sources.  The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

TABLE 1
High and Low Common Stock Share Price for the Company			Dividends paid
2009 Fiscal Year	Low	High	Per Share
First Quarter (through Feb. 24, 2009)	$3.76	$6.00	$.07

2008 Fiscal Year
First Quarter	$7.99	$10.90	$0.07
Second Quarter	$5.85	$8.95	$0.07
Third Quarter	$5.25	$7.25	$0.07
Fourth Quarter	$4.75	$6.00	$0.07

2007 Fiscal Year
First Quarter	$14.25	$16.50	$0.05
Second Quarter	$14.30	$15.30	$0.05
Third Quarter	$10.95	$14.50	$0.05
Fourth Quarter	$10.05	$12.40	$0.05

Table 2 presents information regarding the equity compensation plans under which equity securities of Cornerstone are authorized for issuance.  For further information relating to Cornerstone’s equity compensation plans, see Item 12 of this report.

TABLE 2
Equity Compensation Plan Year Ended December 31, 2008
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:	837,225	$7.03	567,525
Equity compensation plans not approved by security holders:	-	-	80,000
Total	837,225	$7.03	647,525

ITEM 6.  SELECTED FINANCIAL DATA

Table 3 presents selected financial data for the periods indicated (amounts in thousands).

TABLE 3
	At and for the Fiscal Years Ended December 31,
	2008	2007	2006	2005	2004

Total interest income	$30,680	$34,784	$29,158	$20,672	$14,058
Total interest expense	12,698	14,414	10,306	6,077	3,575
Net interest income	17,982	20,370	18,852	14,594	10,483
Provision for loan losses	3,498	10,409	1,106	1,401	840
Net interest income after provision for loan losses	14,484	9,961	17,746	13,193	9,643
Noninterest income:
Investment securities gains	—	—	—	—	—
Other income	1,892	1,695	2,111	1,904	1,405
Noninterest expense	12,568	10,926	10,718	8,216	6,885
Income before income taxes	3,808	730	9,139	6,881	4,163
Income tax expense / (benefit)	$1,296	$(141)	$3,328	$2,556	$1,592
Net income	$2,512	$871	$5,811	$4,325	$2,571

Per Share Data:
Net income, basic	$0.40	$0.13	$0.90	$0.71	$0.52
Net income, assuming dilution	$0.39	$0.13	$0.85	$0.66	$0.46
Dividends paid	$0.28	$0.20	$0.12	$0.09	$0.03
Book value	$5.78	$5.70	$5.86	$5.07	$4.32
Tangible book value(1)	$5.33	$5.24	$5.40	$4.54	$3.88

Financial Condition Data:
Assets	$471,803	$444,421	$374,942	$323,611	$248,614
Loans, net of unearned interest	$378,472	$369,883	$305,879	$262,008	$202,555
Cash and investments	$57,286	$51,798	$51,557	$46,074	$34,614
Federal funds sold	$11,025	$—	$—	$—	$—
Deposits	$326,583	$313,250	$275,816	$252,435	$187,832
FHLB advances and line of credit	$71,250	$47,100	$39,500	$30,000	$27,000
Subordinated debentures	$—	$—	$—	$—	$—
Federal funds purchased and repurchase agreements	$35,790	$41,560	$19,249	$4,790	$7,409
Shareholders’ equity	$36,502	$36,327	$38,183	$32,466	$24,807
Tangible shareholders’ equity(1)	$33,661	$33,386	$35,137	$29,089	$22,266

Selected Ratios:
Interest rate spread	3.67%	4.51%	5.16%	4.93%	4.70%
Net interest margin(2)	4.16%	5.22%	5.80%	5.43%	5.02%
Return on average assets	0.55%	0.21%	1.69%	1.51%	1.15%
Return on average equity	6.71%	2.14%	16.27%	14.98%	13.83%
Return on average tangible equity(1)	7.26%	2.31%	17.78%	16.96%	16.02%
Average equity to average assets	8.27%	9.86%	10.36%	10.09%	8.30%
Dividend payout ratio	70.59%	149.71%	13.33%	12.17%	4.84%
Ratio of nonperforming assets to total assets	1.48%	0.40%	0.40%	0.47%	0.08%
Ratio of allowance for loan losses to nonperforming loans	226.23%	791.16%	25.90%	20.70%	5.33%
Ratio of allowance for loan losses to total average loans, net of unearned income	2.49%	3.88%	1.50%	1.50%	1.47%

(1)	Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.
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

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. Table 4 presents a reconciliation to provide a more detailed analysis of these non-GAAP performance measures:

TABLE 4
	At and for the Fiscal Years Ended December 31,
	2008	2007	2006	2005	2004
Book value per share	$5.78	$5.70	$5.86	$5.07	$4.32
Effect of intangible assets per share	$0.45	$0.46	$0.47	$0.53	$0.44
Tangible book value per share	$5.33	$5.24	$5.40	$4.54	$3.88
Return on average equity	6.71%	2.14%	16.27%	14.98%	13.83%
Effect of intangible assets	0.55%	0.17%	1.51%	1.98%	2.19%
Return on average tangible equity	7.26%	2.31%	17.78%	16.96%	16.02%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management's Discussion And Analysis of Financial Condition and Results of Operations

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

The following is a discussion of our financial condition at December 31, 2008 and December 31, 2007 and our results of operations for each of the three-years ended December 31, 2008, 2007 and 2006. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of December 31, 2008, Cornerstone had total consolidated assets of approximately $472 million, total loans of approximately $388 million, total deposits of approximately $327 million and stockholders’ equity of approximately $37 million.  Cornerstone’s net income increased to $2.5 million for 2008 compared to $871 thousand for 2007 and $5.8 million for 2006.

Results of Operations

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities.  Net interest income is also the most significant component of our earnings.  For the year ended December 31, 2008, Cornerstone recorded net interest income of approximately $17,982,000, which resulted in a net interest margin of 4.16%.  For the year ended December 31, 2007, Cornerstone recorded net interest income of approximately $20,370,000, which resulted in a net interest margin of 5.22%.  For the year ended December 31, 2006, Cornerstone recorded net interest income of approximately $18,853,000, which resulted in a net interest margin of 5.80%.

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

TABLE 5
Yields Earned on Average Earning Assets and Rates Paid on Average Interest Bearing Liabilities
Years Ended December 31,
	2008			2007			2006
(In thousands) ASSETS	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Interest-earning assets:
Loans(1)(2)	$385,957	$28,661	7.43%	$353,278	$32,981	9.34%	$284,105	$27,317	9.61%
Investment securities(3)	47,096	1,996	4.36%	37,673	1,750	4.80%	36,218	1,584	4.48%
Federal funds sold	869	23	2.70%	760	52	6.86%	4,686	258	5.51%
Total interest-earning assets	433,922	30,680	7.08%	391,711	34,783	8.89%	325,009	29,159	8.98%
Allowance for loan losses	(8,496)			(5,009)			(4,104)
Cash and other assets	27,179			26,341			23,836
Total assets	$452,605			$413,043			$344,741
TOTAL LIABILITIES AND EQUITY
Interest-bearing liabilities:
Deposits:
NOW accounts	$30,106	$211	0.70%	$36,327	$802	2.21%	$34,701	$427	1.23%
Money market / Savings	51,600	826	1.60%	55,808	2,018	3.61%	58,477	2,225	3.80%
Time deposits, $100m and over	59,083	2,371	4.01%	61,172	3,134	5.12%	43,692	1,993	4.56%
Time deposits, under $100m	131,138	5,891	4.49%	107,498	5,387	5.01%	88,773	3,899	4.39%
Total interest-bearing deposits	271,927	9,299	3.42%	260,805	11,341	4.35%	225,643	8,544	3.78%
Federal funds purchased	12,952	339	2.62%	11,374	613	5.39%	4,570	232	5.07%
Securities sold under agreement to repurchase	18,580	261	1.41%	8,103	244	3.01%	4,020	116	2.88%
Other borrowings	68,578	2,799	4.08%	48,282	2,216	4.59%	35,429	1,414	3.98%
Total interest-bearing Liabilities	372,037	12,698	3.41%	328,564	14,414	4.39%	269,662	10,306	3.82%
Net interest spread			3.67%			4.51%			5.16%

Other liabilities:
Demand deposits	42,915			41,503			37,056
Accrued interest payable and other liabilities	218			2,240			2,295
Stockholders' equity	37,435			40,737			35,728
Total liabilities And stockholders' equity	$452,605			$413,043			$344,741

Net interest margin		$17,982	4.16%		$20,369	5.22%		$18,853	5.80%

(1)  Interest income on loans includes amortization of deferred loan fees and other discounts of $227 thousand, $302 thousand, and $288 thousand for the fiscal years ended December 31, 2008, 2007, and 2006, respectively.
(2)  Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.
(3)  Yields on securities are calculated on a fully tax equivalent basis.

Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

Starting in September 2007, the Federal Reserve Bank initiated a series of interest rate reductions, that as of January 30, 2009, resulted in a Federal Funds Target rate of 0.25%.  This 500 basis point reduction has placed downward pressure on the banking industry’s net interest margins.  Cornerstone was also impacted by this reduction which lowered its net interest margin to 4.16% for the year-end 2008 compared to 5.22% for the year-end 2007.  Currently, the variable portion of the Bank’s loan portfolio, indexed to the prime interest rate, has reached interest rate floors ranging from 5.00% to 7.00%.  To compensate for the reduction in loan yields the Bank lowered its interest bearing liabilities from 4.39% in 2007 to 3.41% for 2008.  However, uncertainty of liquidity in the national market resulted in certificate of deposit rates to remain abnormally elevated throughout 2008.  This resulted in a disintermediation within the Bank’s deposit base as balances migrated from transactional accounts to certificate of deposit accounts.  Finally, the Bank expects rate pressure on its interest rate loan floors throughout 2009.  However, the Bank anticipates a return to more traditional certificate of deposit interest rates in early 2009.  The Bank anticipates that its net interest margin will remain in the low 4.00% range throughout 2009.

As of December 31, 2008, the Bank’s investment portfolio resulted in a yield of 4.36% compared to 4.80% for the same time period in 2007.  The Bank’s investment portfolio is used primarily for pledging purposes with the State of Tennessee Collateral Pool, Federal Reserve Bank discount window and to secure repurchase agreements.  As of December 31, 2008, approximately 50% of the security portfolio was invested in Agency LIBOR floaters to protect the Bank from rapid increases in interest rates.  In the future, the Bank intends to purchase longer term securities with artificially high spreads in relation to the U.S. Treasury yields to balance the security portfolio’s current yield and protect against potential rapid increases in interest rates or if inflation concerns materialize.  These artificially high spreads to the U.S. Treasuries are a result of perceived principal risk to the underlying credit.  However, once the economy starts to improve these spreads should reduce to more historic yield levels.

During 2008 the Bank contracted with Promontory Interfinancial Network, LLC to offer the Certificate of Deposit Account Registry Service (“CDARS”) to the Bank’s existing depository base as well as potential new deposit customers in the Chattanooga, TN MSA that had been previously unavailable.  The CDARS program allows the Bank to provide FDIC insurance coverage for certificates of deposit accounts in excess of $100,000.  Effectively, the CDARS program allows the Bank to obtain certificate of deposit accounts greater than $100,000 and break the large deposit into smaller amounts which are placed with other banks that are part of the CDARS network.  This program enables the customer to interact with one bank and still receive the same FDIC insurance coverage of multiple banking institutions.  The CDARS network also gives the Bank further access to brokered deposits, at a competitive interest rate, as an additional source of wholesale funding.

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

TABLE 6
INTEREST INCOME AND EXPENSE ANALYSIS
	Year Ended December 31,
	2008 Compared to 2007
(In Thousands)	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	$2,428	$(7,372)	$622	$(4,320)
Investment securities	411	(188)	23	246
Federal funds sold	3	(22)	(10)	(29)
Total interest income				(4,103)

Interest expense:
NOW accounts	(44)	(455)	(92)	(591)
Money market and savings accounts	(67)	(1,040)	(85)	(1,192)
Time deposits, $100,000 and over	(93)	(402)	(268)	(763)
Time deposits, less than $100,000	1,017	(931)	418	504
Other borrowings	828	(349)	104	583
Federal funds purchased	41	(359)	44	(274)
Securities sold under agreement to repurchase	148	(297)	166	17
Total interest expense				(1,716)
Change in net interest income (expense)				$(2,387)

TABLE 7
INTEREST INCOME AND EXPENSE ANALYSIS
	Year Ended December 31,
	2007 Compared to 2006
(In Thousands)	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	$6,461	$(954)	$157	$5,664
Investment securities	69	105	(8)	166
Federal funds sold	(204)	(8)	6	(206)
Total interest income				5,624

Interest expense:
NOW accounts	36	356	(16)	376
Money market and savings accounts	(96)	(103)	(8)	(207)
Time deposits, $100,000 and over	895	343	(98)	1,140
Time deposits, less than $100,000	938	666	(116)	1,488
Other borrowings	590	294	(82)	802
Federal funds purchased	367	36	(22)	381
Securities sold under agreement to repurchase	123	11	(7)	127
Total interest expense				4,107
Change in net interest income (expense)				$1,517

(1) Loan amounts include non-accruing loans.
(2) Interest income includes the portion of loan fees recognized in the respective periods.

      Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to $3.5 million for the year ended December 31, 2008 compared to $10.4 million for the year ended December 31, 2007.  Cornerstone’s policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses, are considered adequate by management and are periodically reviewed by regulators.  However, there are factors beyond Cornerstone’s control, such as conditions in the local and national economy which may negatively impact Cornerstone’s asset quality.  The measurements are approximations which may require additional provisions to loan losses based upon changing circumstances or when additional information becomes available or known.  Other matters relating to the changes in provision for loan losses are presented below:

Cornerstone’s provision for loan losses during 2008 was needed to address multiple credits that were not able to maintain operations or cash flow due in large part to the economic downturn.  The provision allocation differs from the amount charged to earnings in 2007 which was concentrated in two large credits.  These large credits contained alleged fraud perpetrated by the customer against the Bank.  The Bank expects further economic deterioration during 2009.  Therefore, the Bank anticipates that the 2009 provision will be equal to or slightly larger than the charge to earnings for provision in 2008.

To address the problem credits within the Bank’s loan portfolio a Special Asset Committee was created.  This committee has instructed the Bank’s loan review department to identify potential problem loans as quickly as possible.  This early detection will allow the Bank to assist customers with this severe economic environment and potentially minimize losses.  Secondly, during 2008 the Bank hired a special asset consultant to assist in the disposal of problem assets in an optimal manner.

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

Table 8 presents the components of non interest income for the years ended December 31, 2008, 2007 and 2006 (in thousands).

TABLE 8
	2008	2007	2006
Customer service fees	$1,727	$1,426	$1,298
Other noninterest income	108	165	91
Operating lease income	-	-	301
Net gain from sale of loans & other assets	57	104	421
Total noninterest income	$1,892	$1,695	$2,111

Significant matters relating to the changes to non interest income are presented below:

The Bank continues to see moderate increases in its customer service fees.  While traditional account service fees are included in the $1.7 million generated during 2008 the amount also includes fees associated with the Bank’s payroll processing services.  Fiscal year 2008 marked the first full year the Bank provided processing services to payroll processors located across the United States.  The payroll processors generate thousands of payroll transactions each week while depositing relatively large amounts on a short term basis.  These ACH transactions are then forwarded through the Federal Reserve Bank to the recipient’s checking accounts.

One of the major components in other fee income in prior years was the Bank’s operating lease income.  The Bank had entered into an operating lease agreement with one of its customers that resulted in monthly lease income to the Bank.  The lease has been terminated with the customer, who subsequently purchased the assets.  Currently, the Bank has no income from operating lease agreements.

Included in the net gain from sale of loans and other assets is the Bank’s loss of $141 thousand on the sale of assets.  This loss was incurred on multiple pieces of other real estate and foreclosed assets.  Without these losses, the Bank’s non-interest income increased 15.2% over 2007 and should continue to increase during 2009.

Non Interest Expense-Items reported as non interest expense include salaries and employee benefits, occupancy and equipment expense and other operating expense.

Table 9 presents the components of non interest expense for the years ended December 31, 2008, 2007 and 2006 (in thousands).

TABLE 9
	2008	2007	2006
Salaries and employee benefits	$7,140	$6,609	$6,018
Net occupancy and equipment expense	1,520	1,355	1,075
Depreciation on leased assets	-	-	245
Other operating expenses	3,908	2,962	3,380
Total noninterest expense	$12,568	$10,926	$10,718

Significant matters relating to the changes to non interest expense are presented below:

Salary expense increased 8.0% over 2007 due primarily to an increase in risk management personnel.  Additional employees included in the risk management department included one employee added to the compliance department, two added to the internal audit department and one consultant contracted to assist in Information Technology security.  This along with cost of living adjustments represented the majority of the Cornerstone’s increase.

Occupancy and equipment expense has increased from prior periods in part due to the relocation of the Bank’s downtown branch and Cornerstone’s corporate headquarters.  While the relocation has increased expenses, the Bank’s presence in downtown Chattanooga, Tennessee, provides existing Bank customers with greater access to the Bank’s services as well as attracting potential new customers.  The Bank also opened two loan production offices during 2007; one in Knoxville, Tennessee, and one in Dalton, Georgia.

Significant increases in non interest expense were in the other operating expense category which increased 31.9% over 2007.  The majority of the increases can be segmented into three areas.  First, the FDIC assessment increased $220 thousand; second, other real estate expense increased $167 thousand; and third, legal expense increased $160 thousand.  All three categories are related to the deterioration of asset quality and the expense required to properly obtain and ultimately dispose of collateral securing problem loans.

Income Tax Expense

The difference between Cornerstone’s expected income tax expense, computed by multiplying income before income taxes by statutory income tax rates, and actual income tax expense, is primarily attributable to new market tax credits for federal and state purposes, tax exempt loans and tax exempt securities.

Financial Condition

Overview-Cornerstone’s consolidated balance sheet reflects significant growth since December 31, 2007.  Total assets increased approximately $28 million or 6.3% from $444 million as of December 31, 2007 to $472 million as of December 31, 2008.  During 2008 total loans increased $4 million or 1.2% from approximately $384 million as of December 31, 2007 to approximately $388 million as of December 31, 2008.  Finally, stockholders’ equity remained relatively unchanged during 2008 at approximately $36 million as of December 31, 2008 and December 31, 2007.

Investments-The Bank’s investment portfolio totaled $46.4 million or 9.8% of total assets as of the year end 2008 compared to a total of $36.9 million or 8.3% of total assets as of year end 2007.  The portfolio is accounted for in two classifications:  “Held to Maturity” and “Available for Sale”.  The Bank also has an investment in Federal Home Loan Bank Stock.   The objective of the Bank’s investment policy is to invest funds not otherwise needed to meet the loan demand of the Bank’s market area and to meet the following five objectives: Gap Management, Liquidity, Pledging, Return, and Local Community Support.  In doing so, the Bank uses the portfolio to provide structure and liquidity that the loan portfolio cannot.  The management investment committee balances the market and credit risks against the potential investment return, ensures investments are compatible with the pledge requirements of the Bank’s deposit of public funds, maintains compliance with regulatory investment requirements, and assists various public entities with their financing needs.  The management investment committee is authorized to execute security transactions for the investment portfolio based on the decisions of the Board of Directors Asset Liability Committee (“ALCO”).  All the investment transactions occurring since the previous ALCO meeting are reviewed by the ALCO at its next monthly meeting, in addition to the entire portfolio.  The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank’s needed liquidity and longer-term securities purchased to generate stable income for the Bank during periods of interest rate fluctuations.

Table 10 presents the carrying value of the Bank's investments at the dates indicated.  Available for sale securities are carried at fair market value and securities held to maturity are held at their book value (amounts in thousands).

TABLE 10
Investment Portfolio
Years Ending December 31,
Securities available for sale:	2008	2007	2006
U.S. Government and agency obligations	$8,252	$27,414	$26,470
Mortgage-backed and other securities	31,182	3,836	2,634
State & political subdivisions tax-exempt	4,623	3,503	3,249
Totals	$44,057	$34,753	$32,353

Securities held to maturity:
Mortgage-backed and other securities	$169	$200	$236
Totals	$169	$200	$236

Federal Home Loan Bank stock, at cost	2,188	1,912	1,332

Total Investments	$46,414	$36,865	$33,921

During 2008 the Bank elected to increase the amount of mortgage backed and municipal securities.  The mortgage backed securities were obtained instead of U.S. Government and agency obligations, as traditionally acquired, to provide increased yield while maintaining a 20% risk weight classification for capital requirements.  During the 4th quarter of 2008 and continuing into 2009, the Bank has purchased mortgage backed securities guaranteed by Government National Mortgage Assocation or “Ginnie Mae.”  These securities qualify for 0% risk weight allocation thereby improving the Bank’s overall risk weighted capital position.   The increase in municipal securities has been obtained due to higher yields when compared to alternative investments and to provide collateral at the Federal Reserve discount window.

A second objective of the security portfolio is to provide adequate collateral to satisfy pledging requirements with the State of Tennessee collateral pool, repurchase agreements and the Federal Reserve discount window.  During 2008 the Bank increased its Federal Reserve discount window borrowing to approximately $4 million by year-end.  This increase allowed the Bank to obtain additional funding, if needed, in the event the Bank’s daily fed fund lines were negatively impacted.

For December 31, 2008 tables 11 and 12 present the book value of the Bank's investments, the weighted average yields on the Bank's investments and the periods to maturity of the Bank's investments for the “Securities Available for Sale” and the “Securities Held to Maturity,” respectively.  Available for Sale and Held to Maturity information relating to December 31, 2007 is presented in tables 13 and 14.

TABLE 11
Weighted Average Yields on the Available For Sale Investments
Periods of Maturity from December 31, 2008
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities available for sale:	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
U.S. Government agencies	$6,127	4.15%	$0	0.00%	$0	0.00%	$2,125	6.12%
Mortgage-backed securities (2)	0	0.00%	0	0.00%	11	6.99%	31,171	2.99%
Tax-exempt municipal bonds	127	5.02%	925	6.38%	1,793	6.06%	1,778	6.26%
Totals	$6,254	4.16%	$925	6.38%	$1,804	6.07%	$35,074	3.34%

Total Securities Available for Sale	$44,057	3.62%

TABLE 12
Weighted Average Yields on the Held to Maturity Investments
Periods of Maturity from December 31, 2008
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities held to maturity:	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
Mortgage-backed securities (2)	$0	0.00%	$6	6.70%	$17	3.74%	$146	5.54%
Totals	$0	0.00%	$6	6.70%	$17	3.74%	$146	5.54%

Total Securities held to maturity	$169	5.40%

Federal Home Loan Bank stock, at cost	$2,188	5.33%

Total Investments	$46,414	3.73%

TABLE 13
Weighted Average Yields on the Available For Sale Investments
Periods of Maturity from December 31, 2007
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities available for sale:	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
U.S. Government agencies	$8,491	4.43%	$16,848	4.57%	$0	0.00%	$2,075	6.12%
Mortgage-backed securities (2)	0	0.00%	2	6.30%	13	7.01%	3,821	5.17%
Tax-exempt municipal bonds	126	5.14%	739	4.29%	1,233	4.28%	1,405	4.09%
Totals	$8,617	4.44%	$17,589	4.56%	$1,246	4.31%	$7,301	5.32%

Total Securities Available for Sale	$34,753	4.76%

TABLE 14
Weighted Average Yields on the Held to Maturity Investments
Periods of Maturity from December 31, 2007
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities held to maturity:	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield(1)
Mortgage-backed securities (2)	$0	0.00%	$13	6.72%	$13	5.20%	$174	6.36%
Totals	$0	0.00%	$13	6.72%	$13	5.20%	$174	6.36%

Total Securities held to maturity	$200	6.31%

Federal Home Loan Bank stock, at cost	$1,912	5.52%

Total Investments	$36,865	4.80%

(1)The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.
(2) Mortgages are allocated by maturity and not amortized

Lending-All lending activities of the Bank are under the direct supervision and control of the Directors Loan Committee, which consists of the Chief Executive Officer, President, Senior Loan Administrator, and five outside directors.  Also present at meetings of the committee are the loan review officer and other lending officers as required. All lending activities of Eagle are under the direct supervision and control of its Board of Directors which consist of the Chief Executive Officer, President, Treasurer, Secretary, Bank’s Senior Loan Administrator and three outside directors.  These loan committees enforce loan authorizations for each officer, make lending decisions on loans exceeding such limits, review and oversee problem credits, and determine the allocation of funds for each lending category.

At December 31, 2008 and 2007, Cornerstone’s loan portfolio constituted approximately 80.2% and 83.2% of Cornerstone’s total assets, respectively.

Table 15 presents the composition of the Cornerstone’s loan portfolio at the indicated dates.

TABLE 15
Loan Portfolio Composition
Years Ending December 31,
(In thousands)	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$83,140	21.42%	$98,065	25.57%	$98,542	31.77%	$86,039	32.40%	$61,742	30.09%
Real estate – construction	70,456	18.15%	76,832	20.03%	57,606	18.57%	47,071	17.72%	36,824	17.94%
Real estate – mortgage	72,737	18.74%	64,585	16.84%	48,700	15.70%	48,645	17.19%	38,193	18.61%
Real estate – commercial	155,728	40.13%	138,074	35.99%	99,197	31.98%	79,608	29.98%	61,860	30.14%
Consumer loans	6,029	1.56%	6,037	1.57%	6,092	1.98%	7,191	2.71%	6,602	3.22%
Total loans	$388,090	100.00%	$383,593	100.00%	$310,137	100.00%	$265,554	100.00%	$205,221	100.00%

Significant matters relating to the changes in the loan portfolio composition are presented below:

Overall the Bank’s loan portfolio increased 1.2% during 2008 when compared to 2007 year-end total.  The Bank continued to place an emphasis on loan quality by continuing its credit underwriting process and collateral inspection procedures.

Table 16 presents the scheduled maturities of the loans in Cornerstone’s loan portfolio as of December 31, 2008 based on their contractual terms to maturity.  Overdrafts are reported as due in less than one year.  Loans unpaid at maturity are renegotiated based on current market rates and terms.

TABLE 16
Loans Maturing Year-end balance as of December 31, 2008
(In thousands)	Less than One Year	1 to 5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$64,548	$14,254	$4,338	$83,140
Real estate – construction	52,718	16,805	933	70,456
Real estate – mortgage	22,932	41,546	8,259	72,737
Real estate – commercial	34,947	106,824	13,957	155,728
Consumer	2,248	3,716	65	6,029
Total Loans	$177,393	$183,145	$27,552	$388,090

Types of Loans

Commercial Loans-The Bank’s commercial loan portfolio is comprised of commercial, industrial, and non-farm non-residential loans, hereinafter referred to as commercial loans (excluding commercial construction loans). These installment loans and lines of credit are extended to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital.  The following is a list of terms imbedded in the Bank’s commercial loan portfolio:

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

Real Estate: Mortgage Loans-Real estate mortgage loans include all one to four family residential loans secured by real estate for purposes other than construction or acquisition and development.  All real estate loans are held in the Bank’s loan portfolio except for loans that are designated as loans held for sale.  The loans held for sale are qualified by the Federal National Mortgage Association and have been pre-approved by an underwriting specialist prior to closing.  The remainder of the Bank’s mortgage loans are home equity loans and are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10 to 15 year period.  The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

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

Lending Commitments-Commitments under standby letters of credit and undisbursed loan commitments totaled approximately $67 million as of December 31, 2008 compared to approximately $77 million as of December 31, 2007.  This number includes all lines of credit that have not been fully drawn and loan commitments in the same status.

Origination, Purchase and Sale of Loans

The Bank originates the majority of its loans in Hamilton County, Tennessee.  However, the Bank also originates loans in Marion, Sequatchie, Knox and Bradley Counties in Tennessee, and Dade, Walker, Whitfield and Catoosa Counties in Georgia, each of which is within 150 miles of Chattanooga, Tennessee.  Loans are originated by 18 relationship managers who operate from the Bank's offices in Chattanooga, Tennessee and from the loan production offices in Dalton, Georgia and Knoxville, Tennessee.  These relationship managers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others.  The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable.  Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance.  It is the opinion of the Bank's management that the balance in the general allowance for loan losses as of December 31, 2008 is adequate to absorb possible losses from loans currently in the portfolio.

Table 17 presents Cornerstone's allocation of the allowance for loan losses as of December 31, 2008, 2007, 2006, 2005 and 2004.

TABLE 17
Allowance for Loan Losses
Years Ending December 31,
	2008		2007		2006
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$4,955	21.42%	$9,482	25.57%	$1,686	31.77%
Real estate – construction	1,433	18.15%	2,447	20.03%	1,581	18.57%
Real estate – mortgage	1,532	18.74%	101	16.84%	77	15.70%
Real estate – commercial	1,376	40.13%	1,434	35.99%	703	31.98%
Consumer	322	1.56%	246	1.57%	211	1.98%
Totals	$9,618	100.00%	$13,710	100.00%	$4,258	100.00%

	2005		2004
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$1,438	32.40%	$1,002	30.09%
Real estate – construction	1,253	17.72%	962	17.94%
Real estate – mortgage	79	17.19%	122	18.61%
Real estate – commercial	535	29.98%	361	30.14%
Consumer	240	2.71%	211	3.22%
Totals	$3,545	100.00%	$2,658	100.00%

In recent years Cornerstone has refined its loan loss allowance to include measurements such as environmental factors for growth, environmental factors for real estate values, historical metrics and specific loan products with increased levels of risk, such as asset based lending.  This process enables Cornerstone to support and estimate the necessary allowance needed to protect Cornerstone against possible losses.  The allowance as of December 31, 2008 totaled $9.6 million compared to $13.7 million as of December 31, 2007.  The most significant events occurring in the loan loss allowance during 2008 were provisions totaling $3.5 million and a charge-off $6 million in the 1st quarter of 2008.

Table 18 presents Cornerstone's delinquent and non-performing assets as of December 31, 2008 and 2007.

TABLE 18
Delinquent and Non-performing Assets
Actual for Years Ending December 31,
(In thousands)	2008	2007
Accruing loans that are contractually past due 90-days or more:

Commercial, financial and agricultural	$0	$0
Real estate – construction	0	0
Real estate – mortgage	0	0
Real estate- commercial	0	0
Consumer	0	0
Total Loans	$0	$0

Non-accruing loans 90-days or more:

Commercial, financial and agricultural	$0	$124
Real estate – construction	1,180	341
Real estate – mortgage	720	28
Real estate – commercial	2,352	192
Consumer	0	0
Total Loans	$4,252	$685

Real estate acquired through foreclosure	$2,459	$1,038
Property acquired through repossession	257	0
Total acquired	$2,716	$1,038

Total Loans	$388,090	$383,593

Ratio of non-performing assets to total loans	1.80%	0.45%
Ratio of delinquent (30-days or more) but accruing loans to:
Total loans	2.08%	1.12%
Total assets	1.71%	0.97%

Recent economic developments have negatively impacted the Bank’s loan portfolio.  Real estate loans in all three classifications were negatively impacted during 2008.  The Bank continues to monitor its real estate loan portfolio closely in an attempt to identify potential problem loans as soon as possible.  However, as of year end 2008 the Bank had foreclosed on ten residential properties, six vacant real estate lots and two commercial properties.

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

TABLE 19
Loan Loss Reserve Analysis
Years Ending December 31,
(in thousands)	2008	2007	2006	2005	2004
Average loans	$385,957	$353,278	$284,105	$236,265	$181,335

Allowance for possible loan losses, Beginning of the period	$13,710	$4,258	$3,545	$2,658	$2,011

Charge-offs for the period:
Commercial, financial and agricultural	6,991	737	307	275	165
Real estate – construction	434	84	0	48	0
Real estate – mortgage	193	0	104	50	138
Real estate - commercial	210	180	0	78	0
Consumer	151	74	70	111	69

Total charge-offs	7,979	1,075	481	562	372

Recoveries for the period:
Commercial, financial and agricultural	362	114	66	12	149
Real estate – construction	14	0	0	1	0
Real estate – mortgage	1	4	7	6	7
Real estate – commercial	0	0	0	0	0
Consumer	12	0	15	28	23

Total recoveries	389	118	88	47	179

Net charge-offs for the period	7,590	957	393	515	193

Provision for loan losses	3,498	10,409	1,106	1,402	840
Adjustments	0	0	0	0	0

Allowance for possible loan losses, end of period	$9,618	$13,710	$4,258	$3,545	$2,658

Ratio of allowance for loan losses to total average loans outstanding	2.49%	3.88%	1.50%	1.50%	1.47%

Ratio of net charge-offs during the period to average loans outstanding during the period	1.97%	0.27%	0.14%	0.22%	0.10%

Intangibles-During 2002, Cornerstone adopted the provisions of Statement of Financial Statement No. 142 Goodwill and other Intangible Assets concerning the $2,541,476 goodwill created by the merger with the Bank of East Ridge.  Goodwill is tested annually for impairment.  If the carrying value of goodwill exceeds the fair value, a write-down is recorded.  No impairment loss was recognized during 2008, 2007 or 2006. Also, in December, 2005, Cornerstone completed the purchase of Eagle Financial, Inc. and recorded an intangible asset of $848,916. Amortization expense relating to this intangible for 2008, 2007 and 2006 was $108,000, $108,000 and $345,388, respectively.

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

Part of the banking industries lexicon is core and non-core funding.   Core funding includes all deposits except time deposits issued in denominations of $100,000 or greater.  All other funding is classified as non-core funding.  The Bank attempts to minimize its reliance on non-core funding by attracting local deposit accounts.   However, local market competition or advantageous interest rate positions can influence the Bank to select non-core funding.

Table 20 presents the Bank’s, core vs. non-core funding as of December 31, 2008 and 2007 (in thousands).

TABLE 20

Core vs. Non-Core Funding

	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Core funding:
Noninterest bearing demand deposits	$40,078	9.3%	$45,285	11.3%
Interest-bearing demand deposits	26,909	6.3%	31,985	8.0%
Savings & money market accounts	35,848	8.3%	49,970	12.4%
Time deposits under $100,000	147,928	34.5%	114,505	28.5%
Total core funding	250,763	58.4%	241,745	60.2%

Non-core funding:
Brokered deposits	16,763	3.9%	13,255	3.3%
Time deposits greater than $100,000	59,057	13.8%	58,250	14.5%
Federal funds purchased	0	0.0%	28,450	7.1%
Securities sold under agreements to repurchase	35,790	8.3%	13,110	3.3%
Federal Home Loan Bank advances	67,000	15.6%	47,000	11.6%
Total non-core funding	178,610	41.6%	160,065	39.8%

Total	$429,373	100.0%	$401,810	100.0%

During 2008 Cornerstone continued to see an erosion of its non-interest bearing demand deposits, interest bearing demand deposits, savings and money market accounts.  The primary reason for the decline in deposit balances can be attributed to increased competition and Cornerstone’s attempt to reprice interest sensitive deposits to compensate for the decline in the Bank’s loan yields.  To compensate for the decline in these accounts Cornerstone offered local market certificate of deposit specials and obtained additional Federal Home Loan Bank advances.

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

Table 21 presents the composition of deposits for the Bank, excluding accrued interest payable, by type for the years ended December 31, 2008, 2007 and 2006 (in thousands).

TABLE 21
Deposit Composition
Years Ending December 31,
(In thousands)	2008	2007	2006
Demand deposits	$40,078	$45,285	$41,723
NOW deposits	26,909	31,985	38,160
Savings & money market deposits	35,848	49,970	56,913
Time deposits $100,000 and over	59,057	58,250	44,544
Time deposits under $100,000	164,692	127,760	94,476
Total Deposits	$326,584	$313,250	$275,816

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) became law.  The EESA enabled the FDIC to temporarily increase the amount of FDIC deposit insurance coverage from $100,000 to $250,000 per qualified depositor through December 31, 2009.  Also during the fourth quarter of 2008, the FDIC’s Temporary Liquidity Guarantee Program extended unlimited deposit insurance coverage for non-interest bearing transaction accounts at participating FDIC insured banks.  Finally, the FDIC offered coverage regarding debt obligation coverage.  These services were offered by the FDIC with a fee structure for each product.  The Bank chose to accept the unlimited transaction account coverage but refused the debt obligation coverage.

The Bank’s deposit liabilities were impacted due to uncertainty of liquidity in the national markets causing certificate of deposit rates to stay unnaturally high throughout 2008.  This resulted in a disintermediation within the Bank’s deposit base as balances migrated from transactional accounts to certificate of deposit accounts.  Accounts contained within the classification of “Time deposits under $100,000” increased due to local market certificate of deposit specials and additional funds obtained from the traditional brokered certificate of deposit market and additional funds obtained through the CDARS program.

Table 22 presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

TABLE 22
Average Amount and Average Rate Paid on Deposits
Years Ending December 31,
(In thousands)	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits	$42,915		$41,503		$37,056
NOW deposits	30,106	0.70%	36,327	2.21%	34,701	1.23%
Savings & money market deposits	51,600	1.60%	55,808	3.61%	58,477	3.80%
Time deposits $100,000 and over	59,083	4.01%	61,172	5.12%	43,692	4.56%
Time deposits under $100,000	131,138	4.49%	107,498	5.01%	88,773	4.39%
Total Deposits	$314,842	3.42%	$302,308	4.35%	$262,699	3.78%

Borrowings-The Bank joined the Federal Home Loan Bank of Cincinnati in October of 2000.  The Federal Home Loan Bank (the “FHLB”) allows the Bank to borrow funds on a contractual basis many times at rates lower than the costs of local certificates of deposit.   In addition, the FHLB has the ability to provide structured advances that best reduce or leverage the interest rate risk of the Bank.  The Bank as of the end of the year had $67 million outstanding with the FHLB.  The FHLB offers multiple products to assist banks in their funding needs.  The advances from the FHLB as of December 31, 2008 are structured as an obligation with a fixed rate with the majority of loans incorporating an optional conversion to a floating rate after a stated period of time.  The loans have maturities ranging from May 2010 to January 2017.  As of December 31, 2008, the interest rates on these loans ranged from 3.52% to 5.00%.  The Bank has several Federal Funds lines of credit available with correspondent banks with a total availability of $40 million as of the end of 2008.  In addition, the Bank has the right to borrow from the Federal Reserve Bank if necessary to supplement its supply of funds available for lending and to meet deposit withdrawal requirements.  As of December 31, 2008, Cornerstone had established a line of credit of $8.5 million priced at New York Prime Rate minus 150 basis points.  The loan was established to insert capital infusions to the Bank to fund growth or retire treasury stock, if any, as needed.   This line allows Cornerstone to act as a source of strength for the Bank without the expense or dilution of additional common stock.  As of December 31, 2008, there was $4.3 million borrowed on the line of credit and Cornerstone has the remaining balance available to inject capital into the Bank or fund other investments.

Capital

Capital Resources-Stockholder’s average equity for 2008 and 2007 totaled $37.4 million and $40.7 million, respectively.  As of December 31, 2008, Cornerstone’s actual stockholder equity totaled $36.5 million compared to $36.3 million as of December 31, 2007.  The number of common shares outstanding decreased to 6,319,718 as of year end 2008 from 6,369,718 as of year end 2007.  Changes in the number of common shares outstanding resulted from Cornerstone repurchasing 72,000 shares of treasury stock during 2008 and subsequently issuing 22,000 shares prior to the 2008 year-end.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for banks.  Under the regulation defining these five capital categories, each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings.  Table 23 lists the five categories of capital and each of the minimum requirements for the three risk-based ratios.

TABLE 23
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

As of December 31, 2008, the Bank exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.  The Bank had Tier 1 capital of $36.3 or 7.9% of average assets as of December 31, 2008 compared to Tier 1 capital of $31.6 or 7.4% of average assets as of December 31, 2007.  The Bank had total capital of $41.4 or 10.3% of risk weighted assets as of December 31, 2008 compared to total capital of $36.6 or 9.3% of risk weighted assets as of December 31, 2007.

Liquidity-Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities.  Cornerstone’s liquidity, represented by cash and cash from banks, is a result of its operating, investing and financing activities.  In order to ensure funds are available at all times, Cornerstone devotes resources to projecting on a monthly basis the amount of funds accessible.  Liquidity requirements can also be met through short-term borrowing or the disposition of short-term assets, which are generally matched to correspond to the maturity of liabilities.

Cornerstone’s liquidity target is measured by adding the Bank’s net cash, short term and marketable securities not pledged and dividing this number by total deposits and short-term liabilities not secured by assets pledged.  The Bank’s liquidity ratio at year end 2008 was 10.4% compared to 4.8% at year end 2007.  Cornerstone is not subject to any specific liquidity requirements imposed by regulatory orders.  Cornerstone is subject however, to general FDIC guidelines, which do not require a minimum level of liquidity.  Management believes its liquidity ratios meet or exceed these guidelines.

In December 2008, Cornerstone applied for $12 million under the U.S. Treasury’s Capital Purchase Program, instituted as part of the Troubled Asset Relief Program established under the EESA.  At present, this application has not been approved, and Cornerstone has not received any assurances that it will be approved.  Management does not know of any other trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in liquidity increasing or decreasing in any material manner.

Table 24 presents the average loan to deposit ratios, a liquidity measure, for periods indicated:

TABLE 24
	December 31, 2008	December 31, 2007
Average loans to average deposits	122.59%	116.86%

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cornerstone’s Asset/Liability Committee (“ALCO”) actively measures and manages interest rate risk using a process developed by the Bank. The ALCO is also responsible for approving Cornerstone’s asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing Cornerstone’s interest rate sensitivity position.

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

Table 25 presents the re-pricing of the Bank’s interest earning assets and interest-bearing liabilities as of December 31, 2008.  This interest sensitivity gap table is designed to monitor the Bank’s interest rate risk exposure within the designated time period.  In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals.  The Bank’s interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations.   The Bank’s policy is to attempt to maintain a ratio of cumulative gap to total interest sensitive assets of negative 15.00% to positive 15.00% in the time period of one year or less.  The information set forth below is based on the following assumptions of management:  (i) savings and money market and NOW accounts will be less interest rate sensitive and the re-pricing on these accounts will be spread out over a five-year period; and (ii) securities other than mortgage-backed securities have been scheduled by maturity date while mortgages have been amortized over the life of the mortgage.   Table 25 excludes the interest sensitive assets and liabilities of Eagle and the Bank’s holding company, Cornerstone Bancshares, Inc.  The exclusion for Eagle is an interest sensitive asset, consisting of accounts receivable, totaling $1.2 million.  The exclusion for the holding company is an interest sensitive liability, which is a line of credit with $4.3 million outstanding.  Both the interest sensitive asset of Eagle and the interest sensitive liability of the holding company would be accounted for in the less than one year analysis.

TABLE 25
Re-pricing of Interest Sensitive Assets and Liabilities Year-end balance as of December 31, 2008
(In thousands) Interest Sensitive Assets:	Less than One Year	1 to 5 Years (3)	Over 5 Years (3)	Total
Federal funds sold	$11,025	$0	$0	$11,025
Investment securities
Taxable (1)	34,945	32	7,512	42,489
Tax-exempt (1)	125	900	2,899	3,924
Loans (2)
Fixed rate and adjustable rate 1-4 family mortgage	18,294	32,010	7,686	57,990
Scheduled payments	172,602	146,947	9,395	328,944
Other	3,078	0	0	3,078
Total Interest Sensitive Assets	$240,069	$179,889	$27,492	$447,450

Interest Sensitive Liabilities:
NOW accounts	$10,766	$16,143	$0	$26,909
Money market and savings accounts	17,122	18,726	0	35,848
Time deposits	192,694	31,055	0	223,749
Other interest bearing liabilities	72,790	30,000	0	102,790
Total Interest Sensitive Liabilities	$293,372	$95,924	$0	$389,296

Interest Sensitive Gap	(53,303)	83,965	27,492	58,154
Cumulative Interest Sensitive Gap	(53,303)	30,662	58,154

Ratio of cumulative gap to total Interest Sensitive Assets	(11.91)%	6.85%	13.00%
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Footnotes

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Cornerstone’s management has assessed the effectiveness of internal controls over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment we believe that, as of December 31, 2008, Cornerstone’s internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and subsidiaries (Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, included in Management’s Report on Internal Control Over Financial Reporting found in Item 9A(T) of Form 10-K for the year ended December 31, 2008, and, accordingly, we do not express an opinion thereon.

/s/ HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee
March 18, 2009

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS
December 31, 2008 and 2007

	2008	2007

ASSETS

Cash and due from banks	$10,872,390	$14,933,349
Federal funds sold	11,025,000	-

Cash and cash equivalents	21,897,390	14,933,349

Securities available for sale	44,056,559	34,751,985
Securities held to maturity (fair value approximates $169,759 at 2008 and $199,678 at 2007)	169,284	200,037
Federal Home Loan Bank stock, at cost	2,187,500	1,911,600
Loans, net of allowance for loan losses of $9,618,265 in 2008 and $13,710,109 in 2007	378,471,619	369,883,009
Bank premises and equipment, net	8,471,955	6,470,893
Accrued interest receivable	1,771,091	2,407,977
Goodwill and amortizable intangibles	2,840,773	2,941,798
Other assets	11,937,004	10,920,605

Total assets	$471,803,175	$444,421,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$40,077,977	$45,284,518
Interest-bearing demand deposits	26,908,572	31,984,590
Savings deposits and money market accounts	35,847,667	49,970,489
Time deposits of $100,000 or more	59,056,590	58,250,272
Time deposits under $100,000	164,692,417	127,759,856

Total deposits	326,583,223	313,249,725

Accrued interest payable	469,586	216,086
Federal funds purchased and securities sold under agreements to repurchase	35,790,246	41,560,355
Federal Home Loan Bank advances and line of credit	71,250,000	47,100,000
Other liabilities	1,208,611	5,967,737

Total liabilities	435,301,666	408,093,903

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized; no shares issued	-	-
Common stock - $1.00 par value; 10,000,000 shares authorized; 6,522,718 shares issued in 2008 and 2007; 6,319,718 and 6,369,718 outstanding in 2008 and 2007	6,319,718	6,369,718
Additional paid-in capital	20,311,638	20,532,787
Retained earnings	10,056,680	9,317,878
Accumulated other comprehensive income	(186,527)	106,967

Total stockholders' equity	36,501,509	36,327,350

Total liabilities and stockholders' equity	$471,803,175	$444,421,253

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  INCOME
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

INTEREST INCOME
Loans, including fees	$28,660,491	$32,981,334	$27,317,002
Securities and interest-bearing deposits in other banks	1,996,228	1,750,023	1,583,984
Federal funds sold	23,455	52,161	257,820

Total interest income	30,680,174	34,783,518	29,158,806

INTEREST EXPENSE
Time deposits of $100,000 or more	2,370,873	3,134,084	1,993,796
Other deposits	6,928,475	8,206,843	6,550,906
Federal funds purchased and securities sold under agreements to repurchase	600,163	857,161	347,861
Federal Home Loan Bank advances and line of credit	2,798,563	2,215,517	1,413,546

Total interest expense	12,698,074	14,413,605	10,306,109

Net interest income before provision for loan losses	17,982,100	20,369,913	18,852,697

Provision for loan losses	3,498,000	10,409,365	1,106,600

Net interest income after provision for loan losses	14,484,100	9,960,548	17,746,097

NONINTEREST INCOME
Customer service fees	1,726,681	1,425,822	1,298,041
Other noninterest income	107,522	165,495	91,047
Operating lease income	-	-	300,932
Net gains from sale of loans and other assets	57,828	103,773	421,236

Total noninterest income	1,892,031	1,695,090	2,111,256

NONINTEREST EXPENSES
Salaries and employee benefits	7,139,594	6,608,808	6,018,619
Net occupancy and equipment expense	1,520,378	1,354,642	1,075,081
Depreciation on leased assets	-	-	244,580
Other operating expenses	3,907,793	2,962,151	3,379,950

Total noninterest expenses	12,567,765	10,925,601	10,718,230

Income before income tax expense	3,808,366	730,037	9,139,123

Income tax expense (benefit)	1,296,542	(141,115)	3,327,523

Net income	$2,511,824	$871,152	$5,811,600

EARNINGS PER COMMON SHARE
Basic	$.40	$.13	$.90
Diluted	.39	.13	.85

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
Years Ended December 31, 2008, 2007 and 2006

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2005		$3,200,863	$21,201,903	$8,229,552	$(165,955)	$32,466,363

Issuance of common stock		15,526	246,333	-	-	261,859

Issuance of common stock under Director's stock option plan		51,500	249,940	-	-	301,440

Tax benefit received from Director's stock option exercise		-	202,012	-	-	202,012

Stock compensation expense		-	147,925	-	-	147,925

Dividends - $.14 per share		-	-	(908,464)	-	(908,464)

Split-up effected in the form of a dividend		3,251,659	-	(3,251,659)	-	-

Repurchase of common stock		(7,700)	(199,107)	-	-	(206,807)

Comprehensive income:
Net income	$5,811,600	-	-	5,811,600	-	5,811,600

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	107,337	-	-	-	107,337	107,337

Total comprehensive income	$5,918,937

BALANCE, December 31, 2006		6,511,848	21,849,006	9,881,029	(58,618)	38,183,265

Issuance of common stock		5,870	20,446	-	-	26,316

Issuance of common stock under Director's stock option plan		5,000	41,610	-	-	46,610

Stock compensation expense		-	220,016	-	-	220,016

Dividends - $.22 per share		-	-	(1,434,303)	-	(1,434,303)

Repurchase of common stock		(153,000)	(1,598,291)	-	-	(1,751,291)

Comprehensive income:
Net income	$871,152	-	-	871,152	-	871,152

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	165,585	-	-	-	165,585	165,585

Total comprehensive income	$1,036,737

BALANCE, December 31, 2007		$6,369,718	$20,532,787	$9,317,878	$106,967	$36,327,350

(continued on next page)

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
Years Ended December 31, 2008, 2007 and 2006

(continued from previous page)

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2007		$6,369,718	$20,532,787	$9,317,878	$106,967	$36,327,350

Issuance of common stock		22,000	60,500	-	-	82,500

Stock compensation expense		-	279,400	-	-	279,400

Dividends - $.28 per share		-	-	(1,773,022)	-	(1,773,022)

Repurchase of common stock		(72,000)	(561,049)	-	-	(633,049)

Comprehensive income:
Net income	$2,511,824	-	-	2,511,824	-	2,511,824

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(293,494)	-	-	-	(293,494)	(293,494)

Total comprehensive income	$2,218,330

BALANCE, December 31, 2008		$6,319,718	$20,311,638	$10,056,680	$(186,527)	$36,501,509

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,511,824	$871,152	$5,811,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	694,499	605,062	990,052
Provision for loan losses	3,498,000	10,409,365	1,106,600
Stock compensation expense	279,400	220,016	147,925
Gain on sales of loans and other assets	(57,828)	(103,773)	(421,236)
Deferred income taxes	3,302,186	(3,478,707)	(481,466)
Changes in other operating assets and liabilities:
Net change in loans held for sale	(112,000)	484,900	(97,752)
Accrued interest receivable	636,886	(287,199)	(381,318)
Accrued interest payable	253,500	(92,306)	65,528
Other assets and liabilities	(7,509,166)	3,154,062	(1,438,845)

Net cash provided by operating activities	3,497,301	11,782,572	5,301,088

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	23,596,577	13,008,453	1,865,807
Securities held to maturity	30,594	36,467	85,400
Purchase of securities available for sale	(33,350,455)	(15,037,296)	(3,975,324)
Purchase of Federal Home Loan Bank stock	(275,900)	(559,400)	(247,700)
Loan originations and principal collections, net	(14,691,368)	(76,239,255)	(43,432,372)
Purchase of bank premises and equipment	(2,589,553)	(840,644)	(1,278,809)
Purchase of equity investment	-	-	(3,000,000)
Proceeds from sale of other real estate and other assets	1,357,027	784,592	806,406

Net cash used in investing activities	(25,923,078)	(78,847,083)	(49,176,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,333,498	37,433,192	23,380,643
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(5,770,109)	22,310,654	14,458,964
Proceeds from Federal Home Loan Bank advances	20,000,000	35,000,000	20,000,000
Repayment of Federal Home Loan Bank advances	-	(27,000,000)	(11,000,000)
Net borrowings (repayments) under line of credit	4,150,000	(400,000)	500,000
Purchase of common stock	(633,049)	(1,751,291)	(206,807)
Payment of dividends	(1,773,022)	(1,303,577)	(775,138)
Issuance of common stock	82,500	72,926	563,299

Net cash provided by financing activities	29,389,818	64,361,904	46,920,961

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,964,041	(2,702,607)	3,045,457

CASH AND CASH EQUIVALENTS, beginning of year	14,933,349	17,635,956	14,590,499

CASH AND CASH EQUIVALENTS, end of year	$21,897,390	$14,933,349	$17,635,956

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$12,444,574	$14,505,911	$10,240,581
Cash paid during the period for taxes	738,886	4,092,910	3,259,073

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$2,915,414	$1,518,329	$493,588
Loan extended in lieu of cash for sale of leased assets	-	-	1,950,435

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies of Cornerstone Bancshares, Inc. and subsidiaries (Cornerstone) conform with accounting principles generally accepted in the United States of America and accepted accounting and reporting practices within the banking industry.  The significant accounting policies are summarized as follows:

Nature of operations and geographic concentration:

Cornerstone is a bank-holding company which owns all of the outstanding common stock of Cornerstone Community Bank (the Bank) and Eagle Financial, Inc. (Eagle).  The Bank provides a variety of financial services through five full service branch locations in Chattanooga, Tennessee, a loan production office in Knoxville, Tennessee, and a loan production office in Dalton, Georgia.  The Bank's primary deposit products are demand deposits, savings accounts, and certificates of deposit.  Its primary lending products are commercial loans, real estate loans, and installment loans.  Eagle is a finance and factoring company located in Chattanooga, Tennessee.

Principles of consolidation:

The consolidated financial statements include the accounts of Cornerstone, the Bank and Eagle.  All material intercompany accounts and transactions have been eliminated in consolidation.

Goodwill:

Goodwill represents the excess of the cost of Cornerstone’s 1997 purchase of the net assets of the Bank of East Ridge over the underlying fair value of such net assets at the date of acquisition.  Cornerstone applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets deemed to have an indefinite life not be amortized.  Goodwill is tested annually for impairment.  If the carrying value of goodwill exceeds the fair value, a write-down is recorded.  There was no impairment in any of the years ending December 31, 2008, 2007 or 2006.

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

Declines in the market value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the market value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Cornerstone to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 1.	Summary of Significant Accounting Policies (continued)

Loans:

Cornerstone grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by mortgage loans throughout Chattanooga, Tennessee and surrounding areas.  The ability of Cornerstone’s customers to pay their loans is dependent upon both real estate and general economic conditions in this concentrated area.

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
December 31, 2008, 2007 and 2006

Note 1.	Summary of Significant Accounting Policies (continued)

Allowance for loan losses: (continued)

A loan is considered impaired when, based on current information and events, it is probable that Cornerstone will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, Cornerstone does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Investment in partnership:

Cornerstone’s investment in a partnership consists of an equity interest in a lending partnership for the purposes of investing in the New Market Tax Credit Program.  This program permits taxpayers to claim a credit against federal income taxes for Qualified Equity Investments made to acquire stock or a capital interest in designated Community Development Entities (CDEs).  These designated CDEs must use substantially all (defined as 85 percent) of these proceeds to make qualified low-income community investments.

Cornerstone uses the equity method when it owns an interest in a partnership and can exert significant influence over the partnership’s operations but cannot control the partnership’s operations.  Under the equity method, Cornerstone’s ownership interest in the partnership’s capital is reported as an investment on its consolidated balance sheets and Cornerstone’s allocable share of the income or loss from the partnership is reported in noninterest income or expense in the consolidated statements of income.  Cornerstone ceases recording losses on an investment in partnership when the cumulative losses and distributions from the partnership exceed the carrying amount of the investment and any advances made by Cornerstone.  After Cornerstone’s investment in such partnership reaches zero, cash distributions received from these investments are recorded as income.

Other real estate owned:

Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of Cornerstone’s carrying amount or fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  The portion of interest costs relating to development of real estate is capitalized.  Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

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

Transfers of financial assets:

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over assets is deemed to be surrendered when (1) the assets have been isolated from Cornerstone, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Cornerstone does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising costs:

Cornerstone expenses all advertising costs as incurred.  Advertising expense was $92,252, $83,632, and $84,233, for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash and cash equivalents:

Cornerstone considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Stock-based compensation:

At December 31, 2008, Cornerstone had two stock-based compensation plans.  Effective January 1, 2006, Cornerstone adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which was issued by the FASB in December 2004.  SFAS 123R revises SFAS 123 “Accounting for Stock Based Compensation”, and supersedes APB 25, “Accounting for Stock Issued to Employees” (APB 25) and its related interpretations. SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. SFAS 123R also amends SFAS 95 “Statement of Cash Flows”, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

Cornerstone adopted SFAS 123R using the modified prospective application as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, Cornerstone is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123R, Cornerstone used the intrinsic value method as prescribed by APB 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of  Cornerstone’s common stock on the date of grant.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 1.	Summary of Significant Accounting Policies (continued)

Segment reporting:

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) provides for the identification of reportable segments on the basis of distinct business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons).  SFAS 131 permits aggregation or combination of segments that have similar characteristics.  In Cornerstone’s operations, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources.  Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services.  Further, the results of Eagle for 2008, 2007 and 2006 were not significant for separate disclosure.  Accordingly, Cornerstone’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

Earnings per share:

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by Cornerstone relate solely to outstanding stock options, and are determined using the treasury stock method.

Variable interest entities:

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities (revised December 2003)” (FIN 46-R), which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity.

In addition, as specified in FIN 46-R, a VIE must be consolidated by Cornerstone if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both.  Cornerstone has an investment in Appalachian Fund for Growth II Partnership that qualifies as an unconsolidated VIE.

Reclassification:

Certain amounts in the prior consolidated financial statements have been reclassified to conform to the current year presentation.  The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Off-balance sheet credit related financial instruments:

In the ordinary course of business, Cornerstone has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit.  Such financial instruments are recorded when they are funded.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 2.	Restrictions on Cash and Due From Banks

The Bank is required to maintain balances on hand or with the Federal Reserve Bank based on a percentage of deposits.  At December 31, 2008 and 2007, these reserve balances were approximately $2,321,000 and $2,826,000, respectively.

Note 3.	Securities

Securities have been classified on the balance sheet, according to management’s intent, as either securities held to maturity or securities available for sale.  The amortized cost and approximate market value of securities at December 31, 2008 and 2007, is as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government securities	$7,976,040	$275,731	$-	$8,251,771

State and municipal securities	4,609,632	82,013	(68,830)	4,622,815

Mortgage-backed securities	31,753,504	160,387	(731,918)	31,181,973

	$44,339,176	$518,131	$(800,748)	$44,056,559
Securities held to maturity:
Mortgage-backed securities	$169,284	$1,158	$(683)	$169,759

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Government securities	$27,335,992	$116,624	$(38,942)	$27,413,674

State and municipal securities	3,436,399	66,369	(3)	3,502,765

Mortgage-backed securities	3,817,522	20,427	(2,403)	3,835,546

	$34,589,913	$203,420	$(41,348)	$34,751,985
Securities held to maturity:
Mortgage-backed securities	$200,037	$424	$(783)	$199,678

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 3.	Securities (continued)

At December 31, 2008 and 2007, securities with a carrying value of approximately $11,262,000 and $11,255,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

At December 31, 2008 and 2007, the carrying amount of securities pledged to secure repurchase agreements was approximately $32,516,000 and $18,270,000, respectively.

The amortized cost and estimated market value of securities at December 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$6,121,575	$6,253,467	$-	$-
Due from one year to five years	900,112	925,194	-	-
Due from five years to ten years	1,752,383	1,792,728	-	-
Due after ten years	3,811,602	3,903,197	-	-

	12,585,672	12,874,586	-	-

Mortgage-backed securities	31,753,504	31,181,973	169,284	169,759

	$44,339,176	$44,056,559	$169,284	$169,759

For the years ended December 31, 2008, 2007 and 2006, there were no sales of securities available for sale.

The following tables present gross unrealized losses and market value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

	As of December 31, 2008

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Securities available for sale:
State and municipal securities	$1,125,144	$(48,772)	$206,650	$(20,058)	$1,331,794	$(68,830)

Mortgage-backed securities	19,234,621	(719,051)	642,457	(12,867)	19,877,078	(731,918)

	$20,359,765	$(767,823)	$849,107	$(32,925)	$21,208,872	$(800,748)

Securities held to maturity:
Mortgage-backed securities	$26,405	$(289)	$30,897	$(394)	$57,302	$(683)

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 3.	Securities (continued)

	As of December 31, 2007

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Securities available for sale:
U.S. Government securities	$873,281	$(29)	$12,951,003	$(38,913)	$13,824,284	$(38,942)

State and municipal securities	-	-	229,139	(3)	229,139	(3)

Mortgage-backed securities	851,190	(2,403)	-	-	851,190	(2,403)

	$1,724,471	$(2,432)	$13,180,142	$(38,916)	$14,904,613	$(41,348)

Securities held to maturity:
Mortgage-backed securities	$31,603	$(34)	$111,525	$(749)	$143,128	$(783)

Although there have been declines in the market value and credit quality of some of Cornerstone’s investment securities during 2008, management believes it is probable that Cornerstone will be able to collect all amounts due according to the contractual terms of securities considered to be impaired at year end.  Management believes the impairment relates primarily to the current interest rate environment and an overall temporary decline in values in the financial markets.  Since management has the ability to hold its debt securities until maturity, or for the foreseeable future for its securities available for sale, no declines in fair value are deemed to be other than temporary in nature.

Note 4.	Loans and Allowance for Loan Losses

At December 31, 2008 and 2007, the Bank's loans consist of the following (in thousands):
	2008	2007
Mortgage loans on real estate:
Residential 1-4 family	$42,136	$35,309
Residential multifamily (5 or more)	14,747	16,573
Held for sale	104	216
Commercial	155,728	138,074
Construction	70,456	76,832
Second mortgages	3,030	2,270
Equity lines of credit	12,720	10,214
	298,921	279,488

Commercial loans	83,140	97,896
Consumer installment loans:
Personal	5,486	5,652
Credit cards	543	557
	6,029	6,209

Total loans	388,090	383,593
Less: Allowance for loan losses	(9,618)	(13,710)

Loans, net	$378,472	$369,883

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 4.	Loans and Allowance for Loan Losses (continued)

	2008	2007	2006

An analysis of the allowance for loan losses follows:

Balance, beginning of year	$13,710,109	$4,258,352	$3,545,042

Provision charged to operations	3,498,000	10,409,365	1,106,600
Charge-offs	(7,978,767)	(1,075,670)	(470,367)
Recoveries	388,923	118,062	77,077

Balance, end of year	$9,618,265	$13,710,109	$4,258,352

The Bank's only significant concentration of credit at December 31, 2008, occurred in real estate loans which totaled approximately $299 million.  While real estate loans accounted for 77 percent of total loans, these loans were primarily residential development and construction loans, residential mortgage loans, and commercial loans secured by commercial properties.  Substantially all real estate loans are secured by properties located in Tennessee.

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2008	2007

Impaired loans without a valuation allowance	$2,543,320	$17,075
Impaired loans with a valuation allowance	17,375,043	13,176,547

Total impaired loans	$19,918,363	$13,193,622

Valuation allowance related to impaired loans	$5,872,373	$9,789,748

Total non-accrual loans	$4,252,791	$684,903

Total loans past-due ninety days or more and still accruing	$-	$-

	Years Ended December 31,
	2008	2007	2006

Average investment in impaired loans	$10,891,357	$3,348,873	$1,754,906

Interest income recognized on impaired loans	$966,011	$1,182,407	$121,987

Interest income recognized on a cash basis on impaired loans	$-	$28,900	$78,391

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates.   Annual activity of these related party loans were as follows:

	2008	2007

Beginning balance	$772,942	$751,496

New loans	65,177	521,678
Repayments	(648,446)	(500,232)

Ending balance	$189,673	$772,942

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 5.	Bank Premises and Equipment

A summary of bank premises and equipment at December 31, 2008 and 2007, is as follows:

	2008	2007

Land	$3,338,413	$1,658,625
Buildings and improvements	4,537,349	4,131,932
Furniture, fixtures and equipment	4,255,237	3,849,462

	12,130,999	9,640,019
Accumulated depreciation	(3,659,044)	(3,169,126)

	$8,471,955	$6,470,893

Depreciation expense for the years ended December 31, 2008, 2007 and 2006, amounted to $588,490, $500,573, and $644,664, respectively.

Certain bank facilities and equipment are leased under various operating leases.  Total rent expense on these leases for the years ended December 31, 2008, 2007 and 2006, was $386,714, $384,004, and $235,455, respectively.

Future minimum rental commitments under non-cancelable leases are as follows:

2009	$362,507
2010	344,662
2011	343,212
2012	341,003
2013	341,003
Thereafter	699,540

Total	$2,431,927

Note 6.	Time and Related-Party Deposits

At December 31, 2008, the scheduled maturities of time deposits are as follows:

2009	$192,693
2010	27,416
2011	2,662
2012	50
2013	928

Total	$223,749

Deposits from related parties held by the Bank at December 31, 2008 and 2007, amounted to approximately and $1,007,000 and $692,000, respectively.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 7.	Income Taxes

Cornerstone files consolidated income tax returns with its subsidiaries.  Under the terms of a tax-sharing agreement, the subsidiaries’ allocated portion of the consolidated tax liability is computed as if they were reporting income and expenses to the Internal Revenue Service as a separate entity.

Income tax expense in the statements of income for the years ended December 31, 2008, 2007 and 2006, consists of the following:

	2008	2007	2006

Current tax expense	$(2,005,644)	$3,337,592	$3,808,989
Deferred tax expense (benefit) related to:
Allowance for loan losses	3,158,858	(3,623,934)	(356,910)
Other	143,328	145,227	(124,556)

Income tax expense (benefit)	$1,296,542	$(141,115)	$3,327,523

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory federal income tax rates.  These differences are reconciled as follows:

	2008	2007	2006

Expected tax at statutory rates	$1,294,844	$248,213	$3,107,302
Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax benefit	163,379	31,318	392,068
New market tax credits	(150,000)	(300,000)	(150,000)
Other	(11,681)	(120,646)	(21,847)

Income tax expense (benefit)	$1,296,542	$(141,115)	$3,327,523

The components of the net deferred tax asset, included in other assets, are as follows:

	2008	2007

Deferred tax assets:
Deferred compensation	$124,583	$133,011
Deferred loan fees	52,150	103,112
Allowance for loan losses	1,935,933	5,094,791
Net unrealized loss on securities available for sale	151,194	-
Other	28,334	68,351

	2,292,194	5,399,265

Deferred tax liabilities:
Depreciation	126,979	96,972
Life insurance	186,721	173,427
Net unrealized gain in securities available for sale	-	85,303
Other	14,165	13,545

	327,865	369,247

Net deferred tax asset	$1,964,329	$5,030,018

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 7.	Income Taxes (continued)

In July 2006, FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that Cornerstone recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of Cornerstone’s 2007 fiscal year.  The adoption of this interpretation did not have a material impact on Cornerstone’s consolidated financial statements.  Further, Cornerstone recognized no interest and penalties assessed by taxing authorities on any underpayment of income tax for 2008, 2007 or 2006.

Note 8.	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase amounted to $35,790,246 and $41,560,355 at December 31, 2008 and 2007, respectively.  These agreements generally mature within one to four days from the transaction date.

Note 9.	Federal Home Loan Bank Advances and Line of Credit

The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide advances to the Bank in an amount up to approximately $76,000,000.  All of the Bank’s loans secured by first mortgages on 1-4 family residential, multi-family properties, and commercial properties are pledged as collateral for these advances.

At December 31, 2008 and 2007, FHLB advances consist of the following:

	2008	2007

Long-term advance dated December 27, 2000, requiring monthly interest payments, fixed at 5.00% until conversion option is exercised, principal due in December 2010	$2,000,000	$2,000,000

Long-term advance dated February 9, 2005, requiring monthly interest payments, fixed at 3.86%, convertible on February 2010, principal due in February 2015	5,000,000	5,000,000

Long-term advance dated May 14, 2007, requiring monthly interest payments, fixed at 4.78%, with a put option exercisable in November 2007 and then quarterly thereafter, principal due in May 2010	5,000,000	5,000,000

Long-term advance dated December 6, 2007, requiring monthly interest payments, fixed at 3.87%, until maturity, principal due in December 2010	5,000,000	5,000,000

Long-term advance dated June 26, 2008, requiring monthly interest payments, fixed at 3.64%, until maturity, principal due in July 2010	5,000,000	-

Long-term advance dated July 2, 2008, requiring monthly interest payments, fixed at 3.85%, until maturity, principal due in July 2011	5,000,000	-

Long-term advance dated January 18, 2008, requiring monthly interest payments, fixed at 3.59%, until maturity, principal due in January 2013	5,000,000	-

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 9. Federal Home Loan Bank Advances and Line of Credit (continued)

	2008	2007

Long-term advance dated May 11, 2007, requiring
monthly interest payments, fixed at 4.66%, with a
put option exercisable in February 2008 and then
quarterly thereafter, principal due in May 2011	$5,000,000	$5,000,000

Long-term advance dated May 15, 2007, requiring
monthly interest payments, fixed at 4.58%, with a
put option exercisable in May 2008 and then
quarterly thereafter, principal due in May 2012	5,000,000	5,000,000

Long-term advance dated July 31, 2007, requiring
monthly interest payments, fixed at 4.50%, with a
put option exercisable in July 2008 and then
quarterly thereafter, principal due in July 2013	5,000,000	5,000,000

Long-term advance dated August 7, 2007, requiring
monthly interest payments, fixed at 4.43%, with a
put option exercisable in February 2009 and then
quarterly thereafter, principal due in August 2014	5,000,000	5,000,000

Long-term advance dated January 2, 2008, requiring
monthly interest payments, fixed at 3.52% with a
put option exercisable in January 2011 and the
quarterly thereafter, principal due in January 2015	5,000,000	-

Long-term advance dated January 20, 2006, requiring
monthly interest payments, fixed at 4.18%, with a
put option exercisable in January 2009 and then
quarterly thereafter, principal due in January 2016	5,000,000	5,000,000

Long-term advance dated January 10, 2007, requiring
monthly interest payments, fixed at 4.25%, with a
put option exercisable in January 2008 and then
quarterly thereafter, principal due in January 2017	5,000,000	5,000,000

	$67,000,000	$47,000,000

Scheduled maturities of the Federal Home Loan Bank advances are as follows:

2009	$-
2010	17,000,000
2011	10,000,000
2012	5,000,000
2013	10,000,000
Thereafter	25,000,000

Total	$67,000,000

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 9.	Federal Home Loan Bank Advances and Line of Credit (continued)

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

Cornerstone has an $8,500,000 line of credit with another bank that is secured by 100% of the Bank’s common stock and bears interest at Prime minus 1.50%, due quarterly.  Outstanding principal and accrued interest are due in March 2009.  Borrowings outstanding under the agreements were $4,250,000 and $100,000 at December 31, 2008 and 2007, respectively.

Note 10.	Employee Benefit Plans

401(k) plan:

Cornerstone has a 401(k) employee benefit plan covering substantially all employees that have completed at least 30 days of service and met minimum age requirements.  Cornerstone’s contribution to the plan is discretionary and was $87,408 for 2008, $230,732 for 2007 and $195,445 for 2006.

Employee Stock Ownership Plan:

Cornerstone has a non-leveraged employee stock ownership plan (ESOP) to which Cornerstone makes 100% of the contributions for purchasing Cornerstone’s common stock, and allocates the contributions among the participants based on regulatory guidelines.  Cornerstone’s contribution is discretionary, as determined by the Compensation Committee. Employer contributions are available to all employees after 1,000 hours of service.  There are certain age and years-of-service requirements before contributions can be made for the benefit of the employee.  The ESOP plan also provides for a three year 100% vesting requirement; therefore, employees terminating employment before their third anniversary date will forfeit their accrued benefit under the ESOP.  The forfeiture will be re-allocated among the remaining ESOP participants.  Cornerstone made a contribution of $166,347 in 2008, no contribution to the ESOP in 2007 and a contribution of $248,261 in 2006.

Note 11.	Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet.  At December 31, 2008 and 2007, undisbursed loan commitments aggregated $63,426,000 and $71,690,000, respectively.  In addition, there were outstanding standby letters of credit totaling $3,983,000 and $4,996,000, respectively.

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

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 11.	Financial Instruments With Off-Balance-Sheet Risk (continued)

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

The Bank incurred insignificant losses on its commitments during 2008, 2007 and 2006.

Note 12.	Fair Value Disclosures

Fair value measurements:

On January 1, 2008, Cornerstone adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Cornerstone utilizes fair value measurements to record fair value adjustments to certain assets and determine fair value disclosures.  Accordingly, securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, Cornerstone may be required to record other assets at fair value on a nonrecurring basis, such as loans held for sale, and impaired loans.  These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Securities available for sale-Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities, U.S. Government securities and municipal bonds.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 12.	Fair Value Disclosures (continued)

Fair value measurements (continued):

Impaired loans-Cornerstone does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

Assets and liabilities recorded at fair value on a recurring basis are as follows (amounts in thousands).

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$44,057	$-	$44,057	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Assets measured at fair value on a nonrecurring basis are included in the table below (amounts in thousands).

Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$11,503	$-	$-	$11,503

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of approximately $17,375,000, with a valuation allowance of approximately $5,872,000 at December 31, 2008.  Losses derived from Level 3 inputs were calculated primarily by models utilizing estimated collateral value or the discounted present value of expected cash flows.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 12.	Fair Value Disclosures (continued)

Fair value of financial instruments:

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time Cornerstone's entire holdings of a particular financial instrument.  Because no market exists for a significant portion of Cornerstone’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature; involve uncertainties and matters of judgment; and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 12.	Fair Value Disclosures (continued)

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

The carrying amount and estimated fair value of Cornerstone's financial instruments at December 31, 2008 and 2007, are as follows (in thousands):

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$21,897	$21,897	$14,933	$14,933
Securities	44,226	44,226	34,952	34,952
Federal Home Loan Bank stock	2,188	2,188	1,912	1,912
Loans, net	378,472	380,394	369,883	373,116

Liabilities:
Noninterest-bearing demand deposits	40,078	40,078	45,285	45,285
Interest-bearing demand deposits	26,909	26,909	31,985	31,985
Savings deposits and money market accounts	35,848	35,848	49,970	49,970
Time deposits	223,749	225,882	186,010	189,106
Federal funds purchased and securities sold under agreements to repurchase	35,790	35,790	41,560	41,560
Federal Home Loan Bank advances and line of credit	71,250	71,250	47,100	47,100

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-

Note 13.	Contingencies

The Bank is involved in certain claims arising from normal business activities.  Management believes that the impact of those claims are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or Cornerstone’s consolidated financial position, results of operations or cash flows.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 14.	Stock Option Plans

Cornerstone has stock option plans which are more fully described below.  For the years ended December 31, 2008, 2007 and 2006 Cornerstone recognized $279,400, $220,016 and $147,925 respectively, in compensation expense for all stock options.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2008		2007		2006

Dividend yield	1.47%		1.33%		0.98%
Expected life	8.0	years	7.0	years	6.6	years
Expected volatility	20.27%		12.22%		11.80%
Risk-free interest rate	4.22%		4.51%		5.11%

The expected volatility is based upon historical volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical exercise experience.   The dividend yield assumption is based on Cornerstone’s history and expectation of dividend payouts.  During 2006 Cornerstone’s stock options were subject to a 2-for-1 stock dividend.  The impact of the dividend was to double the total number of options available under each of the stock option plans and reduce the existing option price in half.  The information shown below retroactively reflects the impact of this dividend.  Below is a more detailed description of the stock option plans.

Board of Directors plan:

Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of common stock.  Only non-qualified stock options may be granted under the Plan.  In addition, members of the Board of Directors can be issued options under the Cornerstone 2002 Long-Term Incentive Plan to purchase up to 1,200,000 shares of Cornerstone stock.  The options available for issuance to Board members under the 2002 Long-Term Incentive Plan are shared with officers and employees of Cornerstone.  The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years, at which point they expire.  Vesting for options granted during 2006, 2007 and 2008, are 50% on each of the first and second anniversary of the grant date with full vesting occurring at the second anniversary date.  At December 31, 2008, the total remaining compensation cost to be recognized on non-vested options is approximately $44,000.  An analysis of this stock option plan is presented in the following table:

	Years Ended December 31,
	2008			2007		2006
		Average	Aggregate		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value(1)	Shares	Price	Share	Price

Outstanding at beginning of year	69,000	$11.23		67,000	$10.61	90,000	$3.80

Granted	12,800	7.99		9,000	15.25	40,000	13.25

Exercised	-	-		(5,000)	9.32	(63,000)	2.55

Forfeited	-	-		(2,000)	13.25	-	-

Outstanding at end of year	81,800	$10.73	$29,608	69,000	$11.23	67,000	$10.61

Options exercisable at year-end	64,500	$10.95	$29,608	42,000	$9.51	22,500	$6.20

Weighted-average fair value of options granted during the year	$2.23			$3.33		$3.24

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 14. Stock Option Plans (continued)

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on changes in the market value of the Cornerstone's stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options outstanding at December 31, 2008, is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$5.44	16,000	5.2 Years	$5.44	16,000	$5.44
9.23	8,000	6.2 Years	9.23	8,000	9.23
13.25	36,000	7.2 Years	13.25	36,000	13.25
15.25	9,000	8.2 Years	15.25	4,500	15.25
7.99	12,800	9.2 Years	7.99	-	-

Outstanding at end of year	81,800	7.9 Years	10.73	64,500	10.95

Information pertaining to non-vested options for the year ended December 31, 2008, is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested options, December 31, 2007	27,000	$13.93
Granted	12,800	7.99
Vested	(22,500)	13.65
Forfeited/expired	-	-

Non-vested options, December 31, 2008	17,300	9.88

The total fair value of shares vested during 2008 was approximately	$171,000.

Officer and Employee Plans:

Cornerstone has two stock option plans, the 1996 Cornerstone Statutory and Non-statutory Option Plan and the Cornerstone 2002 Long-Term Incentive Plan, under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 220,000 and 1,200,000 shares, respectively, of Cornerstone’s common stock.  The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant.  The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant.  The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary of the grant date.  These options expire ten years from the grant date.  At December 31, 2008, the total remaining compensation cost to be recognized on non-vested options is approximately $573,000.  An analysis of the activity for each of the years ending December 31, 2008, 2007 and 2006, for this stock option plan follows:

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 14.	Stock Option Plans (continued)

	Years Ended December 31,
	2008			2007		2006
		Average	Aggregate		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value(1)	Shares	Price	Shares	Price

Outstanding at beginning of year	715,075	$6.52		669,120	$5.79	632,500	$4.64

Granted	71,500	7.99		53,800	15.25	82,800	13.25

Exercised	(22,000)	3.75		(5,870)	4.48	(46,180)	3.54

Forfeited	(9,150)	13.34		(1,975)	14.03	-	-

Outstanding at end of year	755,425	$6.63	$1,634,022	715,075	$6.52	669,120	$5.79

Options exercisable at year-end	549,516	$4.87	$1,634,022	470,990	$4.06	367,120	$3.71

Weighted-average fair value of options granted during the year	$2.23			$3.33		$3.24

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.  This amount changes based on changes in the market value of the Cornerstone's stock. The total intrinsic value of options exercised during 2008 was approximately $78,000.  The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options outstanding at December 31, 2008, is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$3.25 - $3.75	346,600	2.8 Years	$3.50	346,600	$3.50
5.44	132,440	5.2 Years	5.44	132,440	5.44
9.23	78,910	6.2 Years	9.23	47,346	9.23
13.25	77,100	7.2 Years	13.25	23,130	13.25
15.25	46,875	8.2 Years	15.25	-	-
15.20	2,750	8.3 Years	15.20	-	-
7.99	70,750	9.2 Years	7.99	-	-

Outstanding at end of year	755,425	5.0 Years	6.63	549,516	4.87

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 14.	Stock Option Plans (continued)

Information pertaining to non-vested options for the year ended December 31, 2008, is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested options, December 31, 2007	244,085	$11.08
Granted	71,500	7.99
Vested	(100,526)	8.15
Forfeited/expired	(9,150)	13.34

Non-vested options, December 31, 2008	205,909	11.31

The total fair value of shares vested during 2008 was approximately $693,000.

Note 15.	Liquidity and Capital Resources

Cornerstone’s primary source of funds with which to pay its future obligations is the receipt of dividends from its subsidiary bank.  Banking regulations provide that the Bank must maintain capital sufficient to enable it to operate as a viable institution and, as a result, may limit the amount of dividends the Bank may pay without prior approval.  It is management’s intention to limit the amount of dividends paid in order to maintain compliance with capital guidelines and to maintain an appropriate capital position in the Bank.

Note 16.	Regulatory Matters

Cornerstone (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Tennessee Department of Financial Institutions and the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Cornerstone’s and the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Cornerstone and the Bank must meet specific capital guidelines that involve quantitative measures of Cornerstone’s and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Cornerstone’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require Cornerstone and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008 and 2007, that Cornerstone and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since that notification that management believes have changed the Bank's prompt corrective action category for bank capital.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 16.	Regulatory Matters (continued)

Cornerstone’s and the Bank's actual capital amounts and ratios are also presented in the table.  Dollar amounts are presented in thousands.

			Minimum
			Capital		Minimum To Be
	Actual		Requirements		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Total capital to risk-weighted assets:
Consolidated	$38,974	9.7%	$32,282	8.0%	N/A	N/A
Cornerstone Community Bank	41,410	10.3%	32,130	8.0%	$40,163	10.0%

Tier 1 capital to risk-weighted assets:
Consolidated	33,873	8.4%	16,141	4.0%	N/A	N/A
Cornerstone Community Bank	36,336	9.1%	16,065	4.0%	24,098	6.0%

Tier 1 capital to average assets:
Consolidated	33,873	7.4%	18,390	4.0%	N/A	N/A
Cornerstone Community Bank	36,336	7.9%	18,339	4.0%	22,924	5.0%

As of December 31, 2007:
Total capital to risk-weighted assets:
Consolidated	$38,353	9.7%	$31,660	8.0%	N/A	N/A
Cornerstone Community Bank	36,651	9.3%	31,409	8.0%	$39,261	10.0%

Tier 1 capital to risk-weighted assets:
Consolidated	33,297	8.4%	15,830	4.0%	N/A	N/A
Cornerstone Community Bank	31,635	8.1%	15,704	4.0%	23,556	6.0%

Tier 1 capital to average assets:
Consolidated	33,297	7.7%	17,282	4.0%	N/A	N/A
Cornerstone Community Bank	31,635	7.4%	17,187	4.0%	21,484	5.0%

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 17.	Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale.  A summary of other comprehensive income and the related tax effects for the years ended December 31, 2008, 2007 and 2006, is as follows:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

Year ended December 31, 2008:
Unrealized holding gains and losses arising during the period	$(444,690)	$151,196	$(293,494)

Less reclassification adjustment for gains realized in net income	-	-	-

	$(444,690)	$151,196	$(293,494)

Year ended December 31, 2007:
Unrealized holding gains and losses arising during the period	$250,886	$(85,301)	$165,585

Less reclassification adjustment for gains realized in net income	-	-	-

	$250,886	$(85,301)	$165,585

Year ended December 31, 2006:
Unrealized holding gains and losses arising during the period	$162,632	$(55,295)	$107,337

Less reclassification adjustment for gains realized in net income	-	-	-

	$162,632	$(55,295)	$107,337

Note 18.	Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Potential common shares that may be issued by Cornerstone relate to outstanding stock options, determined using the treasury stock method.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 18.	Earnings Per Common Share (continued)

Earnings per common share have been computed based on the following:

	2008	2007	2006

Net income	$2,511,824	$871,152	$5,811,600
Less: Preferred stock dividends	-	-	-

Net income applicable to common stock	$2,511,824	$871,152	$5,811,600

Average number of common shares outstanding	6,322,150	6,498,794	6,481,568

Effect of dilutive stock options	136,826	339,346	352,630

Average number of common shares outstanding used to calculate diluted earnings per common share	6,458,976	6,838,140	6,834,198

The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per share.  There were 329,526 and 62,150 antidilutive stock options for 2008 and 2007, respectively.  There were no antidilutive stock options during 2006.  During 2006, Cornerstone enacted a 2-for-1 split in the form of stock dividend.

Note 19.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date.  The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement.  Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Cornerstone adopted the guidance of SFAS 157 beginning January 1, 2008, and the adoption did not have a material impact on Cornerstone’s consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 is effective upon issuance, including prior periods for when financial statements have not been issued.  Cornerstone adopted FSP FAS 157-3 for the period ended December 31, 2008, and the adoption did not have any significant impact on Cornerstone’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Cornerstone did not elect the fair value option as of January 1, 2008, for any of its financial assets or financial liabilities and, accordingly, the adoption of the statement did not have a material impact on Cornerstone’s consolidated financial statements.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 19.	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (SFAS 160), which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary. Cornerstone is currently evaluating the impact of adopting SFAS 160, which is effective for fiscal years beginning on or after December 15, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141R), which replaces SFAS No. 141, “Business Combinations”. SFAS 141(R), among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any non-controlling interests in the acquired entity. Cornerstone is currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

During March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption is not expected to have a material effect on the consolidated financial statements.

During May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  Adoption of SFAS 162 will not be a change in Cornerstone’s current accounting practices; therefore, it will not have a material impact on Cornerstone’s consolidated financial condition or results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (EITF 06-4). EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions”. Cornerstone adopted EITF 06-4 effective as of January 1, 2008, and the adoption did not have a material impact on Cornerstone’s consolidated financial statements.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 19.	Recent Accounting Pronouncements (continued)

During June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (EITF 03-6-1).  EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting.  Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earnings per share data.  Early adoption is not permitted.  It is not expected that the adoption of EITF 03-6-1 will have a material effect on consolidated results of operations or earnings per share.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP 140-4 and 46(R)-8). This FSP requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in VIEs, including sponsors that have a variable interest in a VIE. Additionally, this FSP requires certain disclosures to be provided by a public entity that is (1) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE, and (2) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. This FSP is effective for the first reporting period (interim or annual) that ends after December 15, 2008. Cornerstone adopted FSP 140-4 and 46(R)-8 as of December 31, 2008, and its adoption did not have a significant impact on the consolidated financial statements.

Cornerstone has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 20.	Equity Investment

During 2006, Cornerstone invested $3,000,000 for a 25% share of the Appalachian Fund for Growth II Partnership (AFG), which is managed by the Southeast Local Development Corporation (General Partner).   AFG is targeting high job creation and retention businesses and businesses providing important community services.  The funds are being deployed to help:  1) attract new businesses to under-served service areas by offering creative financing; 2) supply creative financing for businesses to rehabilitate existing distressed properties to facilitate community development; and 3) leverage other private investment into its targeted communities.  In return for its investment in AFG, Cornerstone and other investors will receive new market tax credits.  For 2008, 2007 and 2006 Cornerstone received approximately $150,000, $300,000 and $150,000, respectively, in new market tax credits.

AFG meets the criteria of a VIE outlined in FIN 46-R.  AFG has not been consolidated by Cornerstone as Cornerstone is not the primary beneficiary.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 21.	Condensed Parent Information

BALANCE SHEETS
	December 31,	December 31,
	2008	2007

ASSETS
Cash	$439,440	$387,064
Investment in subsidiaries	37,295,042	33,257,674
Loan to subsidiary	450,000	750,000
Goodwill	2,541,476	2,541,476
Other assets	513,738	201,448

Total assets	$41,239,696	$37,137,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$488,187	$710,312
Line of credit	4,250,000	100,000

Total liabilities	4,738,187	810,312

Stockholders’ equity	36,501,509	36,327,350

Total liabilities and stockholders’ equity	$41,239,696	$37,137,662

STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006

INCOME
Dividends	$1,475,325	$1,280,260	$590,130
Interest income	33,336	158,039	139,935

	1,508,661	1,438,299	730,065

EXPENSES
Interest expense	137,421	24,882	1,632
Other operating expenses	1,225,402	623,405	914,786

Income (loss) before equity in undistributed earnings	145,838	790,012	(186,353)

Equity in undistributed earnings (loss) of subsidiary	1,830,862	(228,170)	5,700,951

Income tax benefit	535,124	309,310	297,002

Net income	$2,511,824	$871,152	$5,811,600

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 21.	Condensed Parent Information (continued)

	2008	2007	2006

STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,511,824	$871,152	$5,811,600
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	279,400	220,016	147,925
Equity in undistributed income of subsidiary	(1,830,862)	228,170	(5,700,951)
Other	(534,415)	19,095	895,292

Net cash provided by operating activities	425,947	1,338,433	1,153,866

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment from (loan to) subsidiary	300,000	2,119,500	(1,440,706)
Capital contribution to subsidiary	(2,500,000)	-	-

Net cash (used in) provided by investing activities	(2,200,000)	2,119,500	(1,440,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit	4,150,000	(400,000)	500,000
Purchase of common stock	(633,049)	(1,751,291)	(206,807)
Payment of dividends	(1,773,022)	(1,303,577)	(775,138)
Issuance of common stock	82,500	72,926	563,299

Net cash provided by (used in) financing activities	1,826,429	(3,381,942)	81,354

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,376	75,991	(205,486)

CASH AND CASH EQUIVALENTS, beginning of year	387,064	311,073	516,559

CASH AND CASH EQUIVALENTS, end of year	$439,440	$387,064	$311,073

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest	$137,421	$24,882	$1,632
Income taxes	-	3,592,300	2,944,000

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARIES

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2008, 2007 and 2006

Note 22.  Quarterly Data (unaudited)

	Years Ended December 31,
	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$7,400,732	$7,462,473	$7,756,905	$8,060,064	$8,857,394	$9,109,824	$8,743,087	$8,073,213
Interest expense	2,977,990	3,026,759	3,223,449	3,469,876	3,970,038	3,785,203	3,469,307	3,189,057

Net interest income, before provision for loan losses	4,422,742	4,435,714	4,533,456	4,590,188	4,887,356	5,324,621	5,273,780	4,884,156

Provision for loan losses	2,571,000	440,000	170,000	317,000	7,208,865	2,963,500	235,000	2,000

Net interest (loss) income, after provision for loan losses	1,851,742	3,995,714	4,363,456	4,273,188	(2,321,509)	2,361,121	5,038,780	4,882,156

Noninterest income	496,420	476,733	524,572	394,306	471,459	380,233	439,404	403,994
Noninterest expenses	3,104,109	3,151,037	3,215,991	3,096,628	2,856,953	2,370,989	3,011,708	2,685,951

(Loss) income before income taxes	(755,947)	1,321,410	1,672,037	1,570,866	(4,707,003)	370,365	2,466,476	2,600,199
Income tax (benefit) expense	(319,640)	461,194	598,981	556,007	(1,802,855)	(188,971)	902,289	948,422

Net (loss) income	$(436,307)	$860,216	$1,073,056	$1,014,859	$(2,904,148)	$559,336	$1,564,187	$1,651,777

Earnings (loss) per common share:
Basic	$(0.07)	$0.14	$0.17	$0.16	$(0.45)	$0.09	$0.24	$0.25
Diluted	$(0.06)	$0.13	$0.17	$0.15	$(0.42)	$0.08	$0.23	$0.24

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Cornerstone has not had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting
The report of Cornerstone’s management on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no other information that should be disclosed or included in this Item 9B.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and executive officers of Cornerstone is set forth under the caption “Proposals - Election of Directors” in Cornerstone’s 2009 Proxy Statement. Such information is incorporated into this report by reference.  Such information is incorporated into this report by reference.

Information relating to Cornerstone’s audit committee and audit committee financial experts is set forth under the caption “Corporate Governance and the Board of Directors—Audit Committee” in Cornerstone’s 2009 Proxy Statement.  Such information is incorporated into this report by reference.

Information relating to compliance with the reporting requirements of Section 16(a) of the Exchange Act by Cornerstone’s executive officers and directors, persons who beneficially own more than ten percent of Cornerstone’s common stock and their affiliates who are required to comply with such reporting requirements is set forth under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in Cornerstone’s 2009 Proxy Statement.  Such information is incorporated into this report by reference.

Cornerstone has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

Information relating to executive compensation and the compensation committee report is set forth under the captions “Compensation Discussion and Analysis” and “Executive Compensation” in Cornerstone’s 2009 Proxy Statement.  Such information is incorporated into this report by reference.

Information relating to compensation committee interlocks and insider participation is set forth under the caption “Human Resource/Compensation Committee—Compensation Committee Interlocks and Insider Participation” in Cornerstone’s 2009 Proxy Statement.  Such information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to beneficial ownership of Cornerstone’s common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in Cornerstone’s 2009 Proxy Statement.  Such information is incorporated into this report by reference.

Information relating to Cornerstone’s equity compensation plans is set forth under the caption “The Company’s Long-Term Equity and Qualified Retirements Plans” in Cornerstone’s 2009 Proxy Statement.  Such information is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain transactions between Cornerstone and its affiliates and certain other persons and to Cornerstone’s policies and procedures for approval of such transactions is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors—Policies and Procedures for Approval of Related Person Transactions” in Cornerstone’s 2009 Proxy Statement.  Such information is incorporated into this report by reference.

Information relating to director independence is set forth under the caption “Corporate Governance and the Board of Directors—Board Composition and Director Independence” in Cornerstone’s 2009 Proxy Statement.  Such information is incorporated into this report by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is set forth under the caption “Audit Committee Report – Audit Fees” in Cornerstone’s 2009 Proxy Statement.  Such information is incorporated into this report by reference.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)	Financial Statements

The following report and consolidated financial statements of Cornerstone and Subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit No.	Description

3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
3.2	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (2)
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.
10.1*	Cornerstone Community Bank Employee Stock Ownership Plan (4)
14	Code of Ethics. (5)
21	Subsidiaries of the registrant.
31.1	Certification of principal executive officer.
31.2	Certification of principal financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

(1)	Incorporated by reference to Exhibit 3.1 of the registrant’s Form 10-KSB filed on March 24, 2004 (File No. 000-30497).
(2)	Incorporated by reference to Exhibit 3 of the registrant’s Form 10-Q filed on May 14, 2004 (File No. 000-30497).
(3)	Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004 (File No. 000-30497).
(4)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005 (File No. 000-30497).
(5)	Incorporated by reference to Exhibit 14 of the registrant’s Form 10-KSB filed on March 24, 2004 (File No. 000-30497).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC.

Date: March 19, 2009	By:	/s/ Gregory B. Jones
Gregory B. Jones
Chairman and Chief Executive Officer
(principal executive officer)

	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Treasurer
(principal financial officer and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2009.

Signature	Title

/s/ Gregory B. Jones	Chairman of the Board and Chief Executive Officer
Gregory B. Jones	and Director (principal executive officer)

/s/ B. Kenneth Driver	Director
B. Kenneth Driver

/s/ Karl Fillauer	Director
Karl Fillauer

/s/ Nathaniel F. Hughes	President and Treasurer
Nathaniel F. Hughes	(principal financial officer and accounting officer) and Director

/s/ Jerry D. Lee	Executive Vice President and Senior Lender
Jerry D. Lee	and Director

/s/ Lawrence D. Levine	Director
Lawrence D. Levine

/s/ Frank S. McDonald	Director
Frank S. McDonald

/s/ Doyce G. Payne	Director
Doyce G. Payne

/s/ W. Miller Welborn	Director
W. Miller Welborn

/s/ Billy O. Wiggins	Director
Billy O. Wiggins

/s/ Marsha Yessick	Director
Marsha Yessick

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
3.2	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (2)
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.
10.1*	Cornerstone Community Bank Employee Stock Ownership Plan (4)
14	Code of Ethics. (5)
21	Subsidiaries of the registrant.
31.1	Certification of principal executive officer.
31.2	Certification of principal financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

(1)	Incorporated by reference to Exhibit 3.1 of the registrant’s Form 10-KSB filed on March 24, 2004 (File No. 000-30497).
(2)	Incorporated by reference to Exhibit 3 of the registrant’s Form 10-Q filed on May 14, 2004 (File No. 000-30497).
(5)	Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004 (File No. 000-30497).
(6)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005 (File No. 000-30497).
(5)	Incorporated by reference to Exhibit 14 of the registrant’s Form 10-KSB filed on March 24, 2004 (File No. 000-30497).