Form 10-Q
period 2009-03-31
CORNERSTONE BANCSHARES INC
filed 2009-05-15
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________to .

Commission File Number: 000-30497

(Exact name of small business issuer as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

835 Georgia Avenue Chattanooga, Tennessee	37402
(Address of principal executive offices)	(Zip Code)

423-385-3000	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit and post such files).
Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of May 11, 2009 there were 6,319,718 shares of common stock, $1.00 par value per share, issued and outstanding.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are those not based on historical information, but rather related to future operations, strategies, financial results or other developments.  Generally, the words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions may be used to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements are subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management and speak only as of the date made.  Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part II of this report and in Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the following:  (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Chattanooga, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Cornerstone Community Bank, to satisfy regulatory requirements for its expansion plans, (vi) the inability of Cornerstone to achieve its targeted expansion goals in the Knoxville, Tennessee and Dalton, Georgia  markets, (vii) the inability of Cornerstone to grow its loan portfolio at historic or planned rates and (viii) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes-Oxley Act of 2002. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

	Unaudited
	March 31	December 31,
ASSETS	2009	2008

Cash and due from banks	$34,911,511	$10,872,390
Federal funds sold	-	11,025,000
Cash and cash equivalents	34,911,511	21,897,390

Securities available for sale	51,272,127	44,056,559
Securities held to maturity	162,298	169,284
Federal Home Loan Bank stock, at cost	2,229,200	2,187,500
Loans, net of allowance for loan losses of
$12,885,423 at March 31, 2009
and $9,618,265 at December 31, 2008	366,107,705	378,471,619
Bank premises and equipment, net	8,150,683	8,471,955
Accrued interest receivable	1,870,555	1,771,091
Goodwill and amortizable intangibles	2,811,756	2,840,773
Other assets	14,028,760	11,937,004
Total Assets	$481,544,595	$471,803,175

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$48,649,591	$40,077,977
Interest-bearing demand deposits	30,917,274	26,908,572
Savings deposits and money market accounts	47,578,979	35,847,667
Time deposits of $100,000 or more	60,212,647	59,056,590
Time deposits of less than $100,000	162,533,202	164,692,417
Total deposits	349,891,693	326,583,223
Federal funds purchased and securites sold under
agreements to repurchase	23,597,247	35,790,246
Federal Home Loan Bank advances and line of credit	72,350,000	71,250,000
Accrued interest payable	665,073	469,586
Other liabilities	1,333,509	1,208,611
Total Liabilities	447,837,522	435,301,666

Stockholders' Equity
Preferred stock - no par value; 2,000,000 shares
authorized; no shares issued	-	-
Common stock - $l.00 par value; 10,000,000 shares authorized;
6,522,718 issued in 2009 and 2008;
6,319,718 outstanding in 2009 and 2008	6,319,718	6,319,718
Additional paid-in capital	20,366,336	20,311,638
Retained earnings	6,702,797	10,056,680
Accumulated other comprehensive income	318,222	(186,527)
Total Stockholders' Equity	33,707,073	36,501,509
Total Liabilities and Stockholders' Equity	$481,544,595	$471,803,175

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income

	Unaudited Three months ended March 31
	2009	2008
INTEREST INCOME
Loans, including fees	$6,442,106	$7,553,295
Investment securities	396,958	498,009
Federal funds sold	7,948	1,855
Other earning assets	17,103	6,905
Total interest income	6,864,115	8,060,064

INTEREST EXPENSE
Interest bearing demand accounts	26,213	66,819
Money market accounts	79,626	337,850
Savings accounts	9,764	15,816
Time deposits of less than $100,000	1,466,012	1,406,934
Time deposits of more than $100,000	529,176	827,745
Federal funds purchased and securities
sold under agreements to repurchase	54,049	173,800
Other borrowings	705,836	640,912
Total interest expense	2,870,676	3,469,876

Net interest income before provision for loan losses	3,993,439	4,590,188
Provision for loan losses	5,725,000	317,000
Net interest income / (loss) after the provision for loan losses	(1,731,561)	4,273,188

NONINTEREST INCOME
Service charges	408,143	405,332
Net gains / (losses) from sale of loans and other assets	(173,203)	(52,247)
Other income	28,174	41,221
Total noninterest income	263,114	394,306

NONINTEREST EXPENSE
Salaries and employee benefits	1,856,560	1,841,033
Occupancy and equipment expense	406,700	379,881
Other operating expense	1,029,483	875,714
Total noninterest expense	3,292,743	3,096,628

Income / (loss) before provision for income taxes	(4,761,190)	1,570,866
Provision for income taxes	(1,849,687)	556,007

NET INCOME / (LOSS)	$(2,911,503)	$1,014,859

EARNINGS / (LOSS) PER COMMON SHARE
Basic net income / ( loss) per common share	$(0.46)	$0.16
Diluted net income / (loss) per common share	$(0.46)	$0.15

DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.07

The Notes to Consolidated Finanical Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the three months ended March 31, 2009

			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2008		$6,319,718	$20,311,638	$10,056,680	$(186,527)	$36,501,509

Issuance of common stock under Director's compensation option plan		-	-	-	-	-

Issuance of common stock under employee compensation option plan		-	-	-	-	-

Employee compensation stock		-	54,698	-	-	54,698
option expense

Dividend - $0.07 per share		-	-	(442,380)	-	(442,380)

Purchase of common stock		-	-	-	-	-

Comprehensive income / (loss):
Net income / (loss)	$(2,911,503)	-	-	(2,911,503)	-	(2,911,503)

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	504,749	-	-	-	504,749	504,749

Total comprehensive income / (loss)	$(2,406,754)

BALANCE, March 31, 2009		$6,319,718	$20,366,336	$6,702,797	$318,222	$33,707,073

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Unaudited
	Three months ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(2,911,503)	$1,014,859
Adjustments to reconcile net income / (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	161,338	156,054
Provision for loan losses	5,725,000	317,000
Stock compensation expense	54,698	70,000
Net losses on sales of loans and other assets	173,203	52,247
Deferred income taxes	500,857	2,994,108
Changes in other operating assets and liabilities:
Net change in loans held for sale	(756,250)	327,750
Accrued interest receivable	(99,464)	332,213
Accrued interest payable	195,487	213,460
Other assets and liabilities	(2,945,769)	(7,238,441)
Net cash provided by (used in) operating activities	97,597	(1,760,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	3,082,889	5,489,515
Securities held to maturity	6,866	6,497
Purchase of securities available for sale	(9,532,841)	(12,767,252)
Purchase of Federal Home Loan Bank stock	(41,700)	(107,600)
Loan originations and principal collections, net	7,402,822	(5,100,818)
Purchase of bank premises and equipment	(48,261)	(137,172)
Proceeds from sale of other real estate and other assets	273,658	-
Net cash provided by (used in) investing activities	1,143,433	(12,616,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	23,308,470	1,632,602
(Decrease) in federal funds purchased and
securities sold under agreements to repurchase	(12,192,999)	(3,186,985)
Net proceeds from Federal Home Loan Bank advances and other borrowings	1,100,000	14,000,000
Purchase of common stock	-	(503,006)
Payment of dividends	(442,380)	(445,882)
Net cash provided by financing activities	11,773,091	11,496,729

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,014,121	(2,880,851)

CASH AND CASH EQUIVALENTS, beginning of period	21,897,390	14,933,349
CASH AND CASH EQUIVALENETS, end of period	$34,911,511	$12,052,498

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during the period for interest	$2,675,189	$3,256,416
Cash paid during the period for taxes	-	122,500

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

Interim Financial Information (Unaudited)-The financial information in this report for March 31, 2009 and March 31, 2008 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2008 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in March of 2009. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.  In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Accounting Policies-During interim periods, Cornerstone follows the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.  Since December 31, 2008, there have been no significant changes in any accounting principles or practices, or in the method of applying any such principles or practices.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31,
Basic earnings / (loss) per share calculation:	2009		2008
Numerator: Net income / (loss) available to common shareholders		$(2,911,503)	$1,014,859
Denominator: Weighted avg. common shares outstanding		6,319,718	6,336,751
Effect of dilutive stock options		-	220,753
Diluted shares		6,319,718	6,557,504

Basic earnings / (loss) per share		$(0.46)	$0.16
Diluted earnings / (loss) per share	$	(0.46)	$0.15

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of SFAS No. 123(R) Share-Based Payment.  As a result, for the three month period ended March 31, 2009, the compensation cost charged to earnings related to the vested incentive stock options was approximately $55,000, which reduced basic earnings per share by $0.01 per share.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock.  The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant.  The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant.  The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary.  The options expire ten years from the grant date.  At March 31, 2009, the total remaining compensation cost to be recognized on non-vested options is approximately $622,000.  A summary of the status of these stock option plans is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2008	755,425	$6.63	5.0 Years	$1,634,022
Granted	115,850	3.60
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2009	871,275	$6.22	5.4 Years	$550,170
Options exercisable at March 31, 2009	618,978	$5.46

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2009 was $1.13.  This was determined using the Black-Scholes option pricing model with the following weighted –average assumptions:  Dividend Yield-2.97%, Expected Life-7.0 years, Expected Volatility-38.74%, Risk-free Interest Rate- 2.69%.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock.  On October 15, 1997, the Bank stock options were converted to Cornerstone stock options.  Only non-qualified stock options may be granted under the Plan.  The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years.  Vesting for options granted during 2009, are 50% on the first and second anniversary of the grant date.  At March 31, 2009, the total remaining compensation cost to be recognized on non-vested options is approximately $59,000.  A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2008	81,800	$10.73	7.9 Years	$29,608
Granted	20,500	3.60
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2009	102,300	$9.30	8.1 Years	$23,138
Options exercisable at March 31, 2009	75,400	$10.96

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2009 was $1.13.  This was determined using the Black-Scholes option pricing model with the following weighted –average assumption:  Dividend Yield-2.97%, Expected Life-7.0 years, Expected Volatility-38.74%, Risk-free Interest Rate- 2.69%.

Note 3. Stockholder’s Equity

During 2009, Cornerstone’s Board of Directors declared the following dividends:

Dividend Rate	Declaration Date	Record Date	Payment Date
(per share)
$0.07	February 25, 2009	March 13, 2009	April 3, 2009

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Securities Available-for-Sale:	Cost	Gains	Losses	Value
U.S. Government Securities	$11,072,992	$347,518	$-	$11,420,510

State and municipal securities	5,886,670	134,858	(48,319)	5,973,209

Mortgage-backed securities	33,830,309	242,539	(194,440)	33,878,408

	$50,789,971	$724,915	$(242,759)	$51,272,127
Securities Held-to-Maturity:
Mortgage-backed securities	$162,298	$1,173	$(327)	$163,144

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Securities Available-for-Sale:	Cost	Gains	Losses	Value
U.S. Government Securities	$7,976,040	$275,731	$-	$8,251,771

State and municipal securities	4,609,632	82,013	(68,830)	4,622,815

Mortgage-backed securities	31,753,504	160,387	(731,918)	31,181,973

	$44,339,176	$518,131	$(800,748)	$44,056,559
Securities Held-to-Maturity:
Mortgage-backed securities	$169,284	$1,158	$(683)	$169,759

At March 31, 2009 approximately $51 million of Cornerstone’s investment portfolio was pledged to secure public funds, securities sold under agreements to repurchase and serve as collateral for borrowings at the Federal Reserve Discount Window.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses

At March 31, 2009 and December 31, 2008, loans are summarized as follows (in thousands):

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$78,868	20.8%	$83,140	21.4%
Real estate-construction	68,538	18.1%	70,456	18.2%
Real estate-mortgage	73,978	19.5%	72,737	18.7%
Real estate-commercial	152,181	40.2%	155,728	40.1%
Consumer loans	5,428	1.4%	6,029	1.6%
Total loans	$378,993	100.0%	$388,090	100.0%

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2009 and year ended December 31, 2008 is as follows:

	March 31,	December 31,
	2009	2008
Balance, beginning of period	$9,618	$13,710
Loans charged-off	(2,522)	(7,979)
Recoveries of loans previously charged-off	64	389
Provision for loan losses	5,725	3,498
Balance, end of period	$12,885	$9,618

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at March 31, 2009 is as follows:

Commitments to extend credit	$ 60.6 million
Standby letters of credit	$ 3.6 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at March 31, 2009 will not have a material effect on Cornerstone’s consolidated financial statements.

CORNERSTONE BANCSHARES, INC.
CONSOLIDATED AVERAGE BALANCE
INTEREST INCOME/EXPENSE AND YIELD/RATES

Taxable Equivalent Basis	Three months ended
(in thousands)	March 31

Assets	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$383,739	$6,442	6.81%	$386,056	$7,553	7.85%
Investment securities	53,082	414	3.62%	42,261	505	5.14%
Other earning assets	13,960	8	0.23%	195	2	3.81%
Total earning assets	450,781	$6,864	6.23%	428,512	$8,060	7.58%
Allowance for loan losses	(9,138)			(11,271)
Cash and other assets	28,419			29,232
TOTAL ASSETS	$470,062			$446,473

Liabilities and Shareholder's Equity

Interest bearing liabilities:
Interest bearing demand deposits	$28,823	$26	0.37%	$32,202	$67	0.83%
Savings deposits	7,818	10	0.51%	7,642	16	0.84%
MMDA's	33,056	80	0.98%	53,566	338	2.53%
Time deposits of $100,000 or less	165,618	1,466	3.59%	117,169	1,407	4.82%
Time deposits of $100,000 or more	59,628	529	3.60%	65,370	828	5.08%
Federal funds purchased and securities
sold under agreements to repurchase	24,550	54	0.89%	26,597	174	2.62%
Other borrowings	71,433	706	4.01%	60,046	641	4.28%
Total interest bearing liabilities	390,926	2,871	2.98%	362,592	3,470	3.84%
Net interest spread		$3,993	3.25%		$4,590	3.74%
Noninterest bearing demand deposits	43,064			44,503
Accrued expenses and other liabilities	(854)			2,247
Shareholder's equity	36,926			37,131
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$470,062			$446,473
Net yield on earning assets			3.65%			4.33%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		60			36
Total adjustment		60			36

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cornerstone Bancshares, Inc. (“Cornerstone”) is a bank holding company and the parent of Cornerstone Community Bank (the “Bank”), a Tennessee banking corporation, and Eagle Financial, Inc. (“Eagle”), an accounts receivable financing company, that operate primarily in and around Hamilton County, Tennessee. The Bank has also established  loan production offices in Knoxville, Tennessee and Dalton, Georgia.  The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts, and interest and dividends collected on other investments.  The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses, and other overhead expenses. Eagle’s principal source of income is revenue received from the purchase of receivables. Expenses are related to employee compensation and benefits, office and overhead expenses.

The following is a discussion of our financial condition at March 31, 2009 and December 31, 2008 and our results of operations for the three months ended March 31, 2009 and 2008. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of March 31, 2009, Cornerstone had total consolidated assets of $481.5 million, total loans of $379.0 million, total deposits of $349.9 million and stockholders’ equity of $33.7 million. Net loss for the three month period ended March 31, 2009 totaled ($2,911,503).

Results of Operations

Net loss for the three months ended March 31, 2009 was ($2,911,503) or ($0.46) basic earnings per share, compared to net income of $1,014,859 or $0.16 basic earnings per share, for the same period in 2008.

The following table presents our results for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 (amounts in thousands).

			2009-2008
	Three Months		Percent	Dollar
	Ended March 31,		Increase	Amount
	2009	2008	(Decrease)	Change
Interest income	$6,864	$8,060	(14.84)%	$(1,196)
Interest expense	2,871	3,470	(17.26)%	(599)
Net interest income before provision for loan losses	3,993	4,590	(13.01)%	(597)

Provision for loan losses	5,725	317	1,705.99%	5,408
Net interest income (loss) after provision for loan losses	(1,732)	4,273	(140.53)%	(6,005)

Total noninterest income	263	394	(33.25)%	(131)
Total noninterest expense	3,293	3,096	6.36%	197

Income / (loss) before provision for income taxes	(4,762)	1,571	(403.12)%	(6,333)

Provision for income taxes	(1,850)	556	(432.73)%	(2,406)

Net income / (loss)	$(2,912)	$1,015	(386.90)%	$(3,927)

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities.  Net interest income is also the most significant component of our earnings.  For the three months ended March 31, 2009, net interest income before the provision for loan loss, decreased $597 thousand or (13.01)% over the same period of 2008.  Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) was 3.25% for the three month period ended March 31, 2009 compared to 3.74% for the same period in 2008. The net interest margin on a tax equivalent basis was 3.65% for the three month period ended March 31, 2009 compared to 4.33% for the same period in 2008.    Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

Future changes in the net interest margin will be impacted due to increased competition for funding.  Presently, banks are paying premiums for overnight borrowing rates in order to retain transactional accounts.  In addition, certificates of deposit continue to require a premium to investment instruments with similar maturities.  Management anticipates that this condition will continue until interest rates rise to a more historic level.

The Bank’s loan portfolio yield has declined to 6.81% for the three months ended March 31, 2009 compared to 7.85% for the quarter ended March 31, 2008.  The decrease in loan yields is due primarily to difficult economic conditions in Chattanooga, TN and the lack of interest floors in the loan agreements of approximately 5.5% of the Bank’s loan portfolio.  Management believes the net interest margin is approaching the lowest level and expects the net interest margin to increase slightly for the remainder of 2009 due to the continued repricing of the Bank’s certificate of deposit portfolio during the next two quarters.

For the three month period ended March 31, 2009, the Bank’s investment portfolio resulted in a yield of 3.62% compared to 5.14% for the same time period in 2008.  The decline in the investment portfolio yield from March 31, 2008 to March 31, 2009 is primarily attributable to the Bank’s portfolio composition which includes approximately 50% variable securities, indexed to the London Interbank Offered  Rate or “LIBOR” to account for future increases in interest rates.  Presently, the Bank is using a “bar-bell” investment strategy to optimize its interest rate yield relative to its interest rate risk.  Under the bar-bell strategy, investments are comprised of securities with short and long term durations combined to create an overall mid-range duration with a higher rate of return.  This strategy also incorporates an acquisition strategy of purchasing securities with historically high spreads relative to US Treasury such as twelve to twenty year tax free municipal bonds with rates of return higher than similar US Treasury bonds.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to $5.7 million for the three months ended March 31, 2009.

Noninterest Income-Items reported as noninterest income include service charges on checking accounts, insufficient funds charges, automated clearing house (“ACH”) processing fees and the Bank’s secondary mortgage department earnings.  Increases in income derived from service charges and ACH fees are primarily a function of the Bank’s growth while fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period.

The following table presents the components of noninterest income for the three months ended March 31, 2009 and 2008 (dollars in thousands).

			2009-2008
	Three months ended		Percent
	March 31,		Increase
	2009	2008	(Decrease)
Service charges on deposit accounts	$408	$405	0.74%
Net gains / (losses) from sale of loans and other assets	(173)	(52)	231.12%
Other income	28	41	(32.07)%
Total noninterest income	$263	$394	(33.25)%

Significant matters relating to the changes in noninterest income are presented below:

The Bank realized $181 thousand of loss relating to the disposal of other real estate and repossessed assets during the 1st quarter of 2009.  This amount was slightly offset by gains resulting from the sale of secondary market mortgage loans.  The Bank expects further losses relating to the disposal of other real estate and repossessed assets.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense and other operating expense.

The following table presents the components of noninterest expense for the three months ended March 31, 2009 and 2008 (dollars in thousands).

	Three months ended		2009-2008
	March 31,		Percent
	2009	2008	Increase
Salaries and employee benefits	$1,857	$1,841	0.87%
Occupancy and equipment expense	407	380	7.11%
Other operating expense	1,029	875	17.60%
Total noninterest expense	$3,293	$3,096	6.36%

Significant matters relating to the changes to noninterest expense are presented below:

During the 1st quarter of 2009, the Bank paid approximately $62,000 in insurance assessments to the Federal Deposit Insurance Corporation (“FDIC”).  The amount paid represents an increase of 63.2% over the same time period in 2008.

During 2009, Cornerstone incurred additional expense related to other real estate.  These expenses include legal, insurance, maintenance, and sales cost.  Management expects these costs to continue throughout 2009.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled $471.8 million as of December 31, 2008.  As of March 31, 2009, total consolidated assets had increased $9.7 million or 2.06% to $481.5 million.  The Bank’s loan portfolio totaled  $379.0 million as of March 31, 2009.  The Bank’s investment portfolio increased by approximately $7.2 million to a total of $51.4 million as of March 31, 2009 compared to a total of $44.2 million as of December 31, 2008.  The increase in the security portfolio was needed to provide additional liquidity and for pledging requirements.  Liabilities as of March 31, 2009 and December 31, 2008 totaled approximately $447.8 million and $435.3 million, respectively.  The change in liabilities is primarily attributable to increases in the Bank’s noninterest-bearing and interest-bearing accounts.  Stockholders’ equity as of March 31, 2009 and December 31, 2008 totaled approximately $33.7 million and $36.5 million, respectively.

Securities-The Bank’s investment portfolio, primarily consisting of Federal Agency, mortgage-backed securities and municipal securities, amounted to $51.4 million as of March 31, 2009 compared to $44.2 million as of December 31, 2008. The primary purpose of the Bank’s investment portfolio is to satisfy pledging requirements to collateralize the Bank’s repurchase accounts.

Loans-The composition of loans at March 31, 2009 and at December 31, 2008 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$78,868	20.8%	$83,140	21.4%
Real estate-construction	68,538	18.1%	70,456	18.2%
Real estate-mortgage	73,978	19.5%	72,737	18.7%
Real estate-commercial	152,181	40.2%	155,728	40.1%
Consumer loans	5,428	1.4%	6,029	1.6%
Total loans	$378,993	100.0%	$388,090	100.0%

Allowance for Loan Losses-The allowance for loan losses represents Cornerstone’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses.  The Bank uses a risk based approach to calculate the appropriate loan loss allowance in accordance with guidance issued by the Federal Financial Institutions Examination Council.  Although the Bank performs prudent credit underwriting, no assurances can be given that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

During the 1st quarter of 2009, the Bank experienced continued loan quality deterioration.  During the quarter, management deemed several large loans to be impaired which resulted in an increase in provision expense.  Currently, the Bank believes that it has established an allowance for loan losses that adequately accounts for the Bank’s identified loan impairment.  However, additional provision to the loan loss allowance may be needed in future quarters if the Bank’s loan portfolio continues to deteriorate.

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2009 and for the year ended December 31, 2008 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	March 31,	December 31,
	2009	2008
Balance, beginning of period	$9,618	$13,710
Loans charged-off	(2,522)	(7,979)
Recoveries of loans previously charged-off	64	389
Provision for loan losses	5,725	3,498
Balance, end of period	$12,885	$9,618

Total loans	$378,993	$388,090

Ratio of allowance for loan losses to loans
outstanding at the end of the period	3.40%	2.48%

Ratio of net charge-offs to total loans
outstanding for the period	0.65%	1.96%

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

The following is a summary of changes in Cornerstone’s impaired loans for the three months ended March 31, 2009 and for the year ended December 31, 2008 (dollars in thousands):

	March 31,	December 31,
	2009	2008
Impaired loans without a valuation allowance	$6,124,018	$2,543,320

Impaired loans with a valuation allowance	$21,849,712	$17,375,043

Total impaired loans	$27,973,730	$19,918,363

Valuation allowance related to impaired loans	$9,484,086	$5,872,373

Total non-accrual loans	$7,948,655	$4,252,791

Total loans past-due ninety days or more and still accruing	$-	$-

	Quarter Ended	Year Ended
	March 31,	December 31,
	2009	2008
Average investment in impaired loans	$21,761,020	$10,891,357

Interest income recognized on impaired loans	$507,289	$966,011

The Bank’s loan portfolio has experienced a general deterioration in loan quality as the Chattanooga, TN MSA endures the current economic recession.  The number and dollar amount of impaired loans increased during the 1st quarter of 2009 as the Bank continued to systematically review its loan portfolio to proactively identify possible impaired loans.  Management anticipates that its loan asset quality will not improve until the economy recovers from the current economic recession.

The following table summarizes Cornerstone’s non-performing assets for the three months ended March 31, 2009 and for the year ended December 31, 2008 (dollars in thousands):

	March 31,	December 31,
	2009	2008
Non-accrual loans	$8,620	$4,252
Repossessed assets	256	257
Foreclosed properties	2,476	2,459
Total non-performing assets	$11,352	$6,968

Total loans outstanding	$378,993	$388,090

Allowance for loan losses	12,885	9,618

Ratio of nonperforming assets to total loans
outstanding at the end of the period	3.00%	1.80%

Ratio of nonperforming assets to total allowance
for loan losses at the end of the period	88.09%	72.45%

As of March 31, 2009, the Bank’s non accrual loans doubled in amount due primarily to loans extended to one real estate developer.  Management expects the collateral associated with these loans to be in other real estate or disposed of by the 2nd quarter of 2009.  Furthermore, management anticipates a minimal loss associated with the disposal of these assets.  The Bank has also placed a high priority regarding the conversion of non accruing loans to disposable assets, which should result in non accrual loans decreasing in the future while other real estate increases are projected for the short term until the assets are sold.

Deposits and Other Borrowings-The Bank’s deposits consist of noninterest bearing demand deposits, interest bearing demand accounts, savings and money market accounts, and time deposits.  The Bank has agreements with some customers to sell certain of its securities under agreements to repurchase the security the following day.  The Bank has also obtained advances from the Federal Home Loan Bank.

The following table presents the Bank’s deposits and other borrowings as either core funding or non-core funding.  Core funding consists of all deposits except for time deposits issued in denominations of $100,000 or greater.  All other funding is classified as non-core.

	March 31, 2009		December 31, 2008
Core funding:	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$48,650	11.0%	$40,078	9.3%
Interest bearing demand deposits	30,917	7.0%	26,909	6.3%
Savings & money market accounts	47,579	10.8%	35,848	8.3%
Time deposits under $100,000	162,533	36.9%	164,692	38.4%
Total core funding	289,679	65.7%	267,527	62.3%

Non-core funding:
Time deposit accounts greater than $100,000	60,213	13.7%	59,057	13.8%
Securities sold under agreements to repurchase	23,597	5.4%	35,790	8.3%
Federal Home Loan Bank advances	67,000	15.2%	67,000	15.6%
Total non-core funding	150,810	34.3%	161,847	37.7%

Total	$440,489	100.0%	$429,374	100.0%

Federal funds purchased are lines of credit established with other financial institutions that allow the Bank to meet    short term funding requirements.  These lines can be used as frequently as daily with large variations in balances depending upon the Bank’s immediate funding requirements.  As of March 31, 2009, the Bank had established $40 million in available federal funds lines.

Federal Home Loan Bank of Cincinnati (the “FHLB”) borrowings are secured by certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans.  Management believes that FHLB borrowings provide an additional source of funding at lower interest rates than alternative sources.  The   borrowings are structured as either term loans with call and put options after a stated conversion date and an overnight borrowing arrangement.  As of March 31, 2009, the Bank had borrowed a total of $67 million from the FHLB consisting of structured term loans.

Capital Resources-At March 31, 2009 and December 31, 2008, Cornerstone’s stockholders’ equity amounted to $33.7 million and $36.5 million, respectively.

Cornerstone’s stockholders’ equity decreased $2.8 million during the 1st quarter of 2009.  Factors contributing to the reduction in capital include the payment of a 1st quarter 2009 dividend of $0.07 and Cornerstone’s 1st quarter 2009 operating loss of $2.9 million.

Cornerstone had total outstanding borrowings of $5.35 million from Silverton Bank as of March 31, 2009.  The $5.35 million is comprised of a $4.35 million term loan amortizing over a five year period and $1.0 million under a revolving line of credit.  The line of credit also includes a requirement that Cornerstone “clean out” the line quarterly.  During May 2009 Silverton Bank was placed in receivership with the FDIC.  The FDIC created a bridge bank to take over the operations of Silverton Bank.  The result of this action does not create any apparent risk to Cornerstone’s operations.  However, Cornerstone is actively seeking other correspondent relationships and anticipates moving the loan during 2009.

Cornerstone has applied for $12 million of funding under the US Treasury’s Capital Purchase Program and is currently waiting for approval.

Market and Liquidity Risk Management

Interest Rate Sensitivity

The Bank’s Asset Liability Management Committee (“ALCO”) is responsible for making decisions regarding liquidity and funding solutions based upon approved liquidity, loan, capital and investment policies.  The ALCO committee must consider interest rate sensitivity and liquidity risk management when rendering a decision on funding solutions and loan pricing.  The following is a brief discussion of one of the primary tools used by the ALCO committee to perform its responsibilities:

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

The Bank has identified a material interest rate risk in the Bank’s balance sheet.  The risk has been created by the activation of interest rate floors on the majority of the Bank’s variable rate loans.  Given the present interest rate levels, the Bank could see its interest sensitive deposits increase 200 basis points without a corresponding movement in the majority of its variable rate loans.  Management is exploring off-balance sheet solutions for this issue and anticipates implementing a mitigating strategy during the 2nd or 3rd quarter of 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in Cornerstone’s Form 10-K for the year ended December 31, 2008. No material changes in the assumptions used in preparing, or results obtained from, the model have occurred since December 31, 2008.

Item 4T. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2009 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiaries) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 1A. Risk Factors

There have been no material changes to Cornerstone’s risk factors as previously disclosed in Part I, Item 1A of Cornerstone’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: May 13, 2009	By:	/s/ Gregory B. Jones
Gregory B. Jones,
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 13, 2009	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Treasurer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.