Form 10-Q
period 2009-06-30
CORNERSTONE BANCSHARES INC
filed 2009-08-14
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________to

Commission File Number: 000-30497

(Exact name of small business issuer as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

835 Georgia Avenue Chattanooga, Tennessee	37402
(Address of principal executive offices)	(Zip Code)

423-385-3000	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer", “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of July 28, 2009 there were 6,372,937 shares of common stock, $1.00 par value per share, issued and outstanding.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are those not based on historical information, but rather related to future operations, strategies, financial results or other developments.  Generally, the words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions may be used to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements are subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management and speak only as of the date made.  Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part II of this report and in Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the following:  (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Chattanooga, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of our bank subsidiary, Cornerstone Community Bank, to satisfy regulatory requirements for its expansion plans, (vi) the inability of Cornerstone to achieve its targeted expansion goals in the Dalton, Georgia  market, (vii) the inability of Cornerstone to grow its loan portfolio at historic or planned rates and (viii) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes-Oxley Act of 2002. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements

	Unaudited
	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$34,306,722	$10,872,390
Federal funds sold	-	11,025,000
Cash and cash equivalents	34,306,722	21,897,390

Securities available for sale	45,699,449	44,056,559
Securities held to maturity	154,426	169,284
Federal Home Loan Bank stock, at cost	2,229,200	2,187,500
Loans, net of allowance for loan losses of $7,383,314 at June 30, 2009 and $9,618,265 at December 31, 2008	353,231,930	378,471,619
Bank premises and equipment, net	8,104,060	8,471,955
Accrued interest receivable	1,414,384	1,771,091
Goodwill and amortizable intangibles	2,562,760	2,840,773
Other assets	16,795,842	11,937,004
Total Assets	$464,498,773	$471,803,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$42,146,564	$40,077,977
Interest-bearing demand deposits	30,398,515	26,908,572
Savings deposits and money market accounts	31,639,974	35,847,667
Time deposits of $100,000 or more	65,244,121	59,056,590
Time deposits of less than $100,000	167,610,525	164,692,417
Total deposits	337,039,699	326,583,223
Federal funds purchased and securities sold under agreements to repurchase	20,526,479	35,790,246
Federal Home Loan Bank advances and line of credit	72,350,000	71,250,000
Accrued interest payable	651,368	469,586
Other liabilities	1,232,141	1,208,611
Total Liabilities	431,799,687	435,301,666

Stockholders' Equity:
Preferred stock - no par value; 2,000,000 shares authorized; no shares issued	-	-
Common stock - $l.00 par value; 10,000,000 shares authorized;6,522,718 issued in 2009 and 2008; 6,319,718 outstanding in 2009 and 2008	6,319,718	6,319,718
Additional paid-in capital	20,421,034	20,311,638
Retained earnings	5,904,317	10,056,680
Accumulated other comprehensive income	54,017	(186,527)
Total Stockholders' Equity	32,699,086	36,501,509
Total Liabilities and Stockholders' Equity	$464,498,773	$471,803,175

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Income

	Unaudited		Unaudited
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$6,035,104	$7,199,680	$12,477,209	$14,752,975
Investment securities	386,065	553,103	800,126	1,051,112
Federal funds sold	6,697	4,122	14,646	12,881
Total interest income	6,427,866	7,756,905	13,291,981	15,816,968

INTEREST EXPENSE
Interest bearing demand accounts	29,960	56,570	56,154	123,397
Money market accounts	69,642	191,671	149,288	529,524
Savings accounts	10,247	15,379	20,010	31,186
Time deposits of more than $100,000	480,917	685,347	1,010,094	1,513,092
Time deposits of less than $100,000	1,388,223	1,421,289	2,854,235	2,828,224
Federal funds purchased and securities sold under agreements to repurchase	43,880	170,985	97,929	344,785
Other borrowings	768,199	682,208	1,474,035	1,323,121
Total interest expense	2,791,068	3,223,449	5,661,745	6,693,329

Net interest income before provision for loan losses	3,636,798	4,533,456	7,630,236	9,123,639
Provision for loan losses	1,633,898	170,000	7,358,898	487,000
Net interest income after the provision for loan losses	2,002,900	4,363,456	271,338	8,636,639

NONINTEREST INCOME
Service charges	434,595	433,489	842,738	838,820
Net gains / (losses) from sale of loans and other assets	146,613	61,779	(34,248)	9,531
Other income	149,083	29,304	184,915	70,526
Total noninterest income	730,291	524,572	993,405	918,877

NONINTEREST EXPENSE
Salaries and employee benefits	1,848,452	1,834,678	3,690,127	3,675,710
Occupancy and equipment expense	387,897	383,173	796,836	763,054
Other operating expense	1,537,010	998,140	2,579,138	1,873,851
Total noninterest expense	3,773,359	3,215,991	7,066,101	6,312,615

Income / (loss) before provision for income taxes	(1,040,168)	1,672,037	(5,801,358)	3,242,901
Provision / (benefit) for income taxes	(437,369)	598,981	(2,287,056)	1,154,988

NET INCOME / (LOSS)	$(602,799)	$1,073,056	$(3,514,302)	$2,087,913

EARNINGS / (LOSS) PER COMMON SHARE
Basic net income / ( loss) per common share	$(0.10)	$0.17	$(0.56)	$0.33
Diluted net income / (loss) per common share	$(0.10)	$0.17	$(0.56)	$0.32

DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.07	$0.10	$0.14

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the six months ended June 30, 2009

			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2008		$6,319,718	$20,311,638	$10056680	$(186,527)	$36,501,509

Employee compensation stock option expense		-	109,396	-	-	109,396

Dividend - $0.10 per share		-	-	(638,061)	-	(638,061)

Comprehensive income / (loss):
Net loss	$(3,514,302)	-	-	(3,514,302)	-	(3,514,302)

Other comprehensive income, net of tax: Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	240,544	-	-	-	240,544	240,544

Total comprehensive loss	$(3,273,758)

BALANCE, June 30, 2009		$6,319,718	$20,421,034	$5,904,317	$54,017	$32,699,086

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Unaudited
	Six months ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(3,514,302)	$2,087,913
Adjustments to reconcile net income / (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	500,824	281,590
Provision for loan losses	7,358,898	487,000
Stock compensation expense	109,396	139,800
Net (Gains) / Losses on sales of loans and other assets	34,248	(9,531)
Deferred income taxes	670,271	3,181,110
Changes in other operating assets and liabilities:
Net change in loans held for sale	(545,700)	202,900
Accrued interest receivable	356,707	611,987
Accrued interest payable	181,782	77,315
Other assets and liabilities	(3,368,156)	(7,716,437)
Net cash provided by (used in) operating activities	1,783,968	(656,353)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	27,916,257	17,222,653
Securities held to maturity	14,603	16,213
Purchase of securities available for sale	(29,228,921)	(28,320,718)
Purchase of Federal Home Loan Bank stock	(41,700)	(187,500)
Loan originations and principal collections, net	14,950,859	(2,186,712)
Purchase of bank premises and equipment	(92,128)	(267,170)
Proceeds from sale of other real estate and other assets	1,698,445	-
Net cash provided by (used in) investing activities	15,217,415	(13,723,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,456,476	756,291
(Decrease) in federal funds purchased and securities sold under agreements to repurchase	(15,263,767)	(6,230,229)
Net proceeds from Federal Home Loan Bank advances and other borrowings	1,100,000	19,350,000
Purchase of common stock	-	(503,006)
Payment of dividends	(884,760)	(888,260)
Net cash (used in) provided by financing activities	(4,592,051)	12,484,796

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,409,332	(1,894,791)

CASH AND CASH EQUIVALENTS, beginning of period	21,897,390	14,933,349
CASH AND CASH EQUIVALENTS, end of period	$34,306,722	$13,038,558

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,479,963	$6,616,014
Cash paid during the period for taxes	-	582,500

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$3,594,574	$-

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business-Cornerstone Bancshares, Inc. (“Cornerstone”) is a bank holding company whose primary business is performed by its wholly-owned subsidiary, Cornerstone Community Bank (“Bank”).  The Bank provides a full range of banking services to the Chattanooga, Tennessee market.  The Bank has also established a loan production office (“LPO”) in Dalton, Georgia to further enhance the Bank’s lending markets.  The Bank specializes in asset based lending, commercial lending and payment processing.   The Bank has a wholly-owned subsidiary, Eagle Financial, Inc. (“Eagle”) which specializes in finance and accounts receivable factoring.

Interim Financial Information (Unaudited)-The financial information in this report for June 30, 2009 and June  30, 2008 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2008 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in March of 2009. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.  In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Consolidation-The accompanying consolidated financial statements include the accounts of Cornerstone and its wholly-owned subsidiary Bank.  Substantially all intercompany transactions, profits and balances have been eliminated.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,
Basic earnings / (loss) per share calculation:	2009	2008
Numerator: Net income / (loss) available to common shareholders	$(602,799)	$1,073,056
Denominator: Weighted avg. common shares outstanding	6,319,718	6,319,718
Effect of dilutive stock options	-	168,579
Diluted shares	6,319,718	6,488,297

Basic earnings / (loss) per share	$(0.10)	$0.17
Diluted earnings / (loss) per share	$(0.10)	$0.17

The following is a summary of the basic and diluted earnings per share for the six month periods ended June 30, 2009 and 2008.

	Six Months Ended June 30,
Basic earnings / (loss) per share calculation:	2009	2008
Numerator: Net income / (loss) available to common shareholders	$(3,514,302)	$2,087,913
Denominator: Weighted avg. common shares outstanding	6,319,718	6,328,234
Effect of dilutive stock options	-	199,288
Diluted shares	6,319,718	6,527,522

Basic earnings / (loss) per share	$(0.56)	$0.33
Diluted earnings / (loss) per share	$(0.56)	$0.32

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of SFAS No. 123(R) Share-Based Payment.  As a result, for the six month period ended June 30, 2009, the compensation cost charged to earnings related to the vested incentive stock options was approximately $109,000, which reduced basic earnings per share by $0.02 per share.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock.  The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant.  The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant.  The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary.  The options expire ten years from the grant date.  At June 30, 2009, the total remaining compensation cost to be recognized on non-vested options was approximately $592,000.  A summary of the status of these stock option plans is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2008	755,425	$6.63	5.0 Years	$1,634,022
Granted	115,850	3.60
Exercised	-	-
Forfeited	(25,400)	4.69
Outstanding at June 30, 2009	845,875	$6.27	5.3 Years	$681,619
Options exercisable at June 30, 2009	595,378	$5.46

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2009 was $1.13.  This was determined using the Black-Scholes option pricing model with the following weighted –average assumptions:  Dividend Yield-2.97%, Expected Life-7.0 years, Expected Volatility-38.74%, Risk-free Interest Rate- 2.69%.

Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock.  On October 15, 1997, the Bank stock options were converted to Cornerstone stock options.  Only non-qualified stock options may be granted under the Plan.  The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years.  Vesting for options granted during 2009, are 50% on the first and second anniversary of the grant date.  At June 30, 2009, the total remaining compensation cost to be recognized on non-vested options was approximately $52,000.  A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2008	81,800	$10.73	7.9 Years	$29,608
Granted	20,500	3.60
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2009	102,300	$9.30	7.8 Years	$29,487
Options exercisable at June 30, 2009	75,400	$10.96

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2009 was $1.13.  This was determined using the Black-Scholes option pricing model with the following weighted –average assumption:  Dividend Yield-2.97%, Expected Life-7.0 years, Expected Volatility-38.74%, Risk-free Interest Rate- 2.69%.

Note 3. Stockholder’s Equity

During 2009, Cornerstone’s Board of Directors declared the following cash dividends:

Cash Dividend Rate	Declaration Date	Record Date	Payment Date
(per share)
$0.07	February 25, 2009	March 13, 2009	April 3, 2009
$0.03	June 2, 2009	June 12, 2009	July 3, 2009

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

  CORNERSTONE BANCSHARES, INC.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Securities Available-for-Sale:	Cost	Gains	Losses	Value
U.S. Government securities	$8,292,245	$-	$(66,997)	$8,225,248

State and municipal securities	6,380,664	163,914	(42,116)	6,502,462

Mortgage-backed securities	30,944,696	191,104	(164,061)	30,971,739

	$45,617,605	$355,018	$(273,174)	$45,699,449
Securities Held-to-Maturity:
Mortgage-backed securities	$154,426	$1,189	$(131)	$155,484

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Securities Available-for-Sale:	Cost	Gains	Losses	Value
U.S. Government securities	$7,976,040	$275,731	$-	$8,251,771

State and municipal securities	4,609,632	82,013	(68,830)	4,622,815

Mortgage-backed securities	31,753,504	160,387	(731,918)	31,181,973

	$44,339,176	$518,131	$(800,748)	$44,056,559
Securities Held-to-Maturity:
Mortgage-backed securities	$169,284	$1,158	$(683)	$169,759

    At June 30, 2009, approximately $44 million of Cornerstone’s investment portfolio was pledged to secure public funds, securities sold under agreements to repurchase and serve as collateral for borrowings at the Federal Reserve Discount Window.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses

At June 30, 2009 and December 31, 2008, loans are summarized as follows (in thousands):

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$66,994	18.6%	$83,140	21.4%
Real estate-construction	61,553	17.1%	70,456	18.2%
Real estate-mortgage	72,141	20.0%	72,737	18.7%
Real estate-commercial	155,148	43.0%	155,728	40.1%
Consumer loans	4,779	1.3%	6,029	1.6%
Total loans	$360,615	100.0%	$388,090	100.0%

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2009 and year ended December 31, 2008 is as follows (in thousands):

	June 30,	December 31,
	2009	2008
Balance, beginning of period	$9,618	$13,710
Loans charged-off	(9,783)	(7,979)
Recoveries of loans previously charged-off	189	389
Provision for loan losses	7,359	3,498
Balance, end of period	$7,383	$9,618

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at June 30, 2009 is as follows:

Commitments to extend credit	$49.1 million
Standby letters of credit	$3.4 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at June 30, 2009 will not have a material effect on Cornerstone’s consolidated financial statements.

Note 7. Fair Value Disclosures

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Federal funds purchased and securities sold under agreements to repurchase:

The fair value of these liabilities, which are extremely short term, approximates their carrying value.

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

The carrying amount and estimated fair value of Cornerstone's financial instruments at June 30, 2009 is follows (in thousands):

	June 30, 2009
	Carrying	Estimated
	Amount	Fair Value
Assets:
Cash and cash equivalents	$34,307	$34,307
Securities	45,854	45,855
Federal Home Loan Bank Stock	2,229	2,229
Loans, net	353,232	355,740

Liabilities:
Noninterest –bearing demand deposits	42,147	42,147
Interest-bearing demand deposits	30,399	30,399
Savings deposits and money market accounts	31,640	31,640
Time deposits	232,855	236,044
Federal funds purchased and securities
sold under agreements to repurchase	20,526	20,526
Federal Home Loan Bank advances
And line of credit	72,350	72,350

Unrecognized financial instruments
(net of contract amount):
Commitments to extend credit	-	-

CORNERSTONE BANCSHARES, INC.
CONSOLIDATED AVERAGE BALANCE
INTEREST INCOME/EXPENSE AND
YIELD/RATES
Taxable Equivalent Basis	Three months ended
(in thousands)	June 30

Assets	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$370,524	$6,035	6.53%	$384,487	$7,200	7.51%
Investment securities	56,849	386	2.91%	48,549	553	4.69%
Other earning assets	11,089	7	0.24%	592	4	2.79%
Total earning assets	438,461	$6,428	5.90%	433,628	$7,757	7.19%
Allowance for loan losses	(9,326)			(7,515)
Cash and other assets	30,509			26,132
TOTAL ASSETS	$459,645			$452,245

Liabilities and Shareholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$31,702	$30	0.38%	$31,434	$56	0.72%
Savings deposits	8,101	10	0.51%	7,857	16	0.79%
MMDA's	28,754	70	0.97%	46,391	192	1.66%
Time deposits of $100,000 or less	165,234	1,388	3.37%	124,024	1,421	4.60%
Time deposits of $100,000 or more	57,502	481	3.36%	57,895	685	4.75%
Federal funds purchased and securities sold under agreements to repurchase	22,479	44	0.78%	35,817	169	1.89%
Other borrowings	72,454	768	4.25%	69,475	684	3.95%
Total interest bearing liabilities	386,226	2,791	2.90%	372,893	3,223	3.47%
Net interest spread		$3,637	3.01%		$4,533	3.72%
Noninterest bearing demand deposits	42,752			42,375
Accrued expenses and other liabilities	(3,190)			(372)
Shareholders' equity	33,857			37,350
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$459,645			$452,245
Net yield on earning assets			3.35%			4.21%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		26			14
Total adjustment		$26			$14

CORNERSTONE BANCSHARES, INC.
CONSOLIDATED AVERAGE BALANCE
INTEREST INCOME/EXPENSE AND
YIELD/RATES
Taxable Equivalent Basis	Six Months Ended
(in thousands)	June 30

Assets	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$377,095	$12,477	6.67%	$385,294	$14,753	7.72%
Investment securities	54,976	800	3.12%	45,392	1,051	4.82%
Other earning assets	12,517	15	0.24%	394	13	6.60%
Total earning assets	444,588	$13,292	6.05%	431,080	$15,817	7.42%
Allowance for loan losses	(9,232)			(9,403)
Cash and other assets	29,469			27,682
TOTAL ASSETS	$464,825			$449,359

Liabilities and Shareholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$30,270	$56	0.37%	$31,821	$123	0.78%
Savings deposits	7,960	20	0.51%	7,749	31	0.82%
MMDA's	30,893	149	0.97%	49,989	530	2.14%
Time deposits of $100,000 or less	165,425	2,854	3.48%	120,590	2,828	4.73%
Time deposits of $100,000 or more	58,559	1,010	3.48%	61,632	1,513	4.95%
Federal funds purchased and securities sold under agreements to repurchase	23,509	98	0.84%	31,209	345	2.23%
Other borrowings	71,946	1,474	4.13%	64,754	1,323	4.12%
Total interest bearing liabilities	388,562	5,661	2.94%	367,744	6,693	3.67%
Net interest spread		$7,631	3.11%		$9,124	3.74%
Noninterest bearing demand deposits	42,907			43,438
Accrued expenses and other liabilities	(2,028)			939
Shareholders' equity	35,384			37,238
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$464,825			$449,359
Net yield on earning assets			3.48%			4.28%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		50			34
Total adjustment		$50			$34

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cornerstone Bancshares, Inc. (“Cornerstone”) is a bank holding company and the parent of Cornerstone Community Bank (the “Bank”), a Tennessee banking corporation, that operates primarily in and around Hamilton County, Tennessee. The Bank has also established a loan production office in Dalton, Georgia.  The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts, and interest and dividends collected on other investments.  The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses, and other overhead expenses.  Eagle Financial Inc. a wholly owned subsidiary of Cornerstone Bancshares Inc., was sold to Cornerstone Community Bank, effective June 30, 2009, for $958 thousand and will be operated as a wholly owned subsidiary of the Bank to take advantage of economies of scale and operational synergies.  Eagle Financial will retain its brand and continue to operate as a factoring company.

The following is a discussion of our financial condition at June 30, 2009 and December 31, 2008 and our results of operations for the three and six months ended June 30, 2009 and 2008. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of June 30, 2009, Cornerstone had total consolidated assets of $464.5 million, total loans of $360.6 million, total deposits of $337.0 million and stockholders’ equity of $32.7 million. Net loss for the three and six month periods ended June 30, 2009 totaled ($602,799) and ($3,514,302), respectively.

Results of Operations

Net loss for the three months ended June 30, 2009 was ($602,799) or ($0.10) basic earnings per share, compared to net income of $1,073,056 or $0.17 basic earnings per share for the same period in 2008.  Net loss for the six months ended June 30, 2009 was ($3,514,302) or ($0.56) basic earnings per share, compared to net income of $2,087,913 or $0.33 basic earnings per share, for the same period of 2008.

The following table presents our results for the three and six months ended June 30, 2009 and 2008 (amounts in thousands).

			2009-2008				2009-2008
	Three months		Percent	Dollar	Six months		Percent	Dollar
	ended June 30,		Increase	Amount	ended June 30,		Increase	Amount
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Interest income	$6,428	$7,757	(17.13)%	$(1,329)	$13,292	$15,817	(15.96)%	$(2,525)
Interest expense	2,791	3,223	(13.40)%	(432)	5,662	6,693	(15.40)%	(1,031)
Net interest income
before provision for loss	3,637	4,533	(19.77)%	(896)	7,630	9,124	(16.37)%	(1,494)

Provision for loan loss	1,634	170	861.18%	1,464	7,359	487	1,411.09%	6,872
Net interest income after
provision for loan loss	2,003	4,363	(54.09)%	(2,360)	271	8,637	(96.86)%	(8,366)

Total noninterest income	730	525	39.05%	205	994	919	8.16%	75
Total noninterest expense	3,773	3,216	17.32%	557	7,066	6,313	11.93%	753

Income / (loss) before income taxes	(1,040)	1,672	(162.20)%	(2,712)	(5,801)	3,243	(278.88)%	(9,044)

Provision for income taxes	(437)	599	(172.95)%	(1,036)	(2,287)	1,155	(298.01)%	(3,442)

Net income / (loss)	$(603)	$1,073	(156.20)%	$(1,676)	$(3,514)	$2,088	(268.30)%	$(5,602)

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities.  Net interest income is also the most significant component of our earnings.  For the six months ended June 30, 2009, net interest income before the provision for loan loss, decreased $(1,494) thousand or (16.37)% over the same period of 2008.  Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) was 3.11% for the six month period ended June 30, 2009 compared to 3.74% for the same period in 2008. The net interest margin on a tax equivalent basis was 3.48% for the six month period ended June 30, 2009 compared to 4.28% for the same period in 2008.    Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

Future changes in the net interest margin will be impacted due to increased competition for funding.  Presently, banks are paying premiums over overnight borrowing rates in order to retain transactional accounts.  In addition, certificates of deposit continue to require a premium to investment instruments with similar maturities.  Management anticipates that this condition will continue until interest rates rise to a more historic level.

The Bank’s loan portfolio yield has declined to 6.53% for the three months ended June 30, 2009 compared to 7.51% for the quarter ended June 30, 2008.  The Bank’s loan portfolio yield has declined to 6.67% for the six months ended June 30, 2009 compared to 7.72% for the six months ended June 30, 2008.  The decrease in loan yields is due primarily to difficult economic conditions in Chattanooga, TN and the increase in the amount of non-accrual and restructured loans in the Bank’s loan portfolio.  Management believes the net interest margin is approaching the lowest level and expects the net interest margin to remain at this level during the third quarter of 2009 and increase slightly during the forth quarter of 2009 due to the continued repricing of the Bank’s certificate of deposit portfolio and the eventual decrease in non-performing assets.

For the three month period ended June 30, 2009, the Bank’s investment portfolio resulted in a yield of 2.91% compared to 4.69% for the same time period in 2008.  For the six month period ended June 30, 2009, the Bank’s investment portfolio resulted in a yield of 3.12% compared to 4.82% for the same time period in 2008.  The decline in the investment portfolio yield from June 30, 2008 to June 30, 2009 is primarily attributable to the Bank’s portfolio composition which includes approximately 50% variable rate securities, indexed to the London Interbank Offered  Rate or “LIBOR” to account for future increases in interest rates.  Presently, the Bank is focusing on liquidity and is retaining unusually large cash balances at the Federal Reserve.   This liquidity will be deployed during the third quarter of 2009 in zero credit risk fixed rate mortgage backed securities that provide some protection from rate increases in accordance with the Bank’s bar bell strategy.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to $7.4 million for the six months ended June 30, 2009.

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

The following table presents the components of noninterest income for the three and six months ended June 30, 2009 and 2008 (dollars in thousands).

			2009- 2008			2009- 2008
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Service charges on deposit accounts	$435	$434	0.23%	$843	$838	0.60%
Net gains / (losses) on sale of loans and other assets	147	62	137.10%	(34)	10	(440.00)%
Other fee income	149	29	413.79%	185	71	160.56%
Total noninterest income	$731	$525	39.24%	$994	$919	8.16%

Significant matters relating to the changes in noninterest income are presented below:

The Bank realized $428 thousand of loss relating to the disposal of other real estate and repossessed assets during the first half of 2009.  This amount was offset by gains resulting from the sale of investment securities.  The Bank expects further losses relating to the disposal of other real estate and repossessed assets.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense and other operating expense.

The following table presents the components of noninterest expense for the three and six months ended June 30, 2009 and 2008 (dollars in thousands).

	Three months ended		2009-2008	Six months ended		2009-2008
	June 30,		Percent	June 30,		Percent
	2009	2008	Increase	2009	2008	Increase
Salaries and employee benefits	$1,848	$1,835	0.71%	$3,690	$3,676	0.38%
Occupancy and equipment expense	388	383	1.31%	797	763	4.46%
Other operating expense	1,537	998	54.01%	2,579	1,874	37.62%
Total noninterest expense	$3,773	$3,216	17.32%	$7,066	$6,313	11.93%

Significant matters relating to the changes to noninterest expense are presented below:

During the six months ended June 30, 2009, the Bank paid approximately $280,000 in insurance assessments to the Federal Deposit Insurance Corporation (“FDIC”) compared to approximately $125,000 in FDIC insurance assessments for the same period of 2008.

During the first half of 2009, Cornerstone incurred additional expense related to other real estate.  These expenses total approximately $183,000 for the six months ended June 30, 2009 compared to approximately $53,000 for the same time period in 2008.  These expenses include legal, insurance, maintenance, and sales cost.  Management expects these costs to continue to increase throughout the remainder of 2009.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled $471.8 million as of December 31, 2008.  As of June 30, 2009, total consolidated assets had decreased $7.3 million or (1.55)% to $464.5 million.  The Bank’s loan portfolio totaled  $360.6 million as of June 30, 2009, a decrease of $27.5 million or (7.08)% from December 31, 2008.  The Bank’s investment portfolio increased by approximately $1.6 million to a total of $45.9 million as of June 30, 2009 compared to a total of $44.2 million as of December 31, 2008.  Liabilities as of June 30, 2009 and December 31, 2008 totaled approximately $431.8 million and $435.3 million, respectively.  Stockholders’ equity as of June 30, 2009 and December 31, 2008 totaled approximately $32.7 million and $36.5 million, respectively.

Securities-The Bank’s investment portfolio, primarily consisting of Federal Agency, mortgage-backed securities and municipal securities, amounted to $45.9 million as of June 30, 2009 compared to $44.2 million as of December 31, 2008. The primary purpose of the Bank’s investment portfolio is to satisfy pledging requirements to collateralize the Bank’s repurchase accounts.

Loans-The composition of loans at June 30, 2009 and at December 31, 2008 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$66,994	18.6%	$83,140	21.4%
Real estate-construction	61,553	17.1%	70,456	18.2%
Real estate-mortgage	72,141	20.0%	72,737	18.7%
Real estate-commercial	155,148	43.0%	155,728	40.1%
Consumer loans	4,779	1.3%	6,029	1.6%
Total loans	$360,615	100.0%	$388,090	100.0%

For the six months ended June 30, 2009 the Bank has seen a decrease in total loans of 7.08% when compared to December 31, 2008.  One reason for the decrease is the Bank’s emphasis on credit quality and properly pricing loan interest rates based upon the identified risks.  Specifically, the decline in real estate construction lending from $70.5 million as of December 31, 2008 compared to $61.6 million as of June 30, 2009 is a result of the Bank’s attempt to minimize its risk given the current real estate inventory.

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

During the second quarter of 2009, the Bank experienced continued loan quality deterioration.  During the quarter, management deemed several large loans to be impaired which resulted in an increase in provision expense.  Currently, the Bank believes that it has established an allowance for loan losses that adequately accounts for the Bank’s identified loan impairment.  However, additional provision to the loan loss allowance may be needed in future quarters if the Bank’s loan portfolio continues to deteriorate.

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2009 and for the year ended December 31, 2008 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	June 30,	December 31,
	2009	2008
Balance, beginning of period	$9,618	$13,710
Loans charged-off	(9,783)	(7,979)
Recoveries of loans previously charged-off	189	389
Provision for loan losses	7,359	3,498
Balance, end of period	$7,383	$9,618

Total loans	$360,615	$388,090

Ratio of allowance for loan losses to loans outstanding at the end of the period	2.05%	2.48%

Ratio of net charge-offs to total loans outstanding for the period	2.66%	1.96%

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

The following is a summary of changes in Cornerstone’s impaired loans for the six months ended June 30, 2009 and for the year ended December 31, 2008:

	June 30,	December 31,
	2009	2008
Impaired loans without a valuation allowance	$4,929,462	$2,543,320

Impaired loans with a valuation allowance	$24,802,323	$17,375,043

Total impaired loans	$29,731,785	$19,918,363

Valuation allowance related to impaired loans	$4,111,300	$5,872,373

Total non-accrual loans	$13,396,656	$4,252,791

Total loans past-due ninety days or more
and still accruing	$-	$-

	Six Months	Year Ended
	June 30,	December 31,
	2009	2008
Average investment in impaired loans (1)	$27,779,536	$10,891,357

Interest income recognized on impaired loans	$1,116,067	$966,011

(1) The average investment in impaired loans is calculated using the following criteria: (a) Loans with a risk grade of 5 or greater and have been assigned an impairment amount based upon Management’s quarterly FASB 114 analysis.  (b)  Loans with a risk grade of 5 or greater that have not been assigned an impairment amount however, the loan, as of the reporting date, is at least sixty days past due.  The average investment in impaired loans is then calculated using the quarter end balances for the  reporting period starting with the fourth quarter of the preceding year.

The Bank’s loan portfolio has experienced a general deterioration in loan quality as the Chattanooga, TN MSA endures the current economic recession.  The number and dollar amount of impaired loans increased during the second quarter of 2009 as the Bank continued to systematically review its loan portfolio to proactively identify possible impaired loans.  Management anticipates that its loan asset quality will not improve until the economy recovers from the current economic recession.

The following table summarizes Cornerstone’s non-performing assets for the six months ended June 30, 2009 and for the year ended December 31, 2008 (dollars in thousands):

	June 30,	December 31,
	2009	2008
Non-accrual loans	$13,397	$4,252
Repossessed assets	181	257
Foreclosed properties	4,783	2,459
Total non-performing assets	$18,361	$6,968

Total loans outstanding	$360,615	$388,090

Allowance for loan losses	7,383	9,618

Ratio of non-performing assets to total loans Outstanding at the end of the period	5.09%	1.80%

Ratio of non-performing assets to total allowance for loan losses at the end of the period	248.69%	72.45%

As of June 30, 2009, the Bank’s non-accrual loans surged as impaired loans progressed through the collection process and shifted from past due and impaired to non-accrual.  Management expects the collateral associated with these loans to be in other real estate or disposed of by the fourth quarter of 2009.  Furthermore, management anticipates a minimal loss associated with the disposal of these assets.  The Bank has also placed a high priority regarding the conversion of non-accruing loans to disposable assets, which should result in  non-accrual loans decreasing in the future while other real estate increases are projected for the short term until the assets are sold.

Deposits and Other Borrowings-The Bank’s deposits consist of noninterest bearing demand deposits, interest bearing demand accounts, savings and money market accounts, and time deposits.  The Bank has agreements with some customers to sell certain of its securities under agreements to repurchase the securities the following day.  The Bank has also obtained advances from the Federal Home Loan Bank.

The following table presents the Bank’s deposits and other borrowings as either core funding or non-core funding.  Core funding consists of all deposits except for time deposits issued in denominations of $100,000 or greater.  All other funding is classified as non-core.

	June 30, 2009		December 31, 2008
Core funding:	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$42,147	9.9%	$40,078	9.3%
Interest bearing demand deposits	30,399	7.2%	26,909	6.3%
Savings & money market accounts	31,640	7.5%	35,848	8.3%
Time deposits under $100,000	167,611	39.4%	164,692	38.4%
Total core funding	271,797	64.0%	267,527	62.3%

Non-core funding:
Time deposit accounts greater than $100,000	65,244	15.4%	59,057	13.8%
Securities sold under agreements to repurchase	20,526	4.8%	35,790	8.3%
Federal Home Loan Bank advances	67,000	15.8%	67,000	15.6%
Total non-core funding	152,770	36.0%	161,847	37.7%

Total	$424,567	100.0%	$429,374	100.0%

Federal funds purchased are lines of credit established with other financial institutions that allow the Bank to meet    short term funding requirements.  These lines can be used as frequently as daily with large variations in balances depending upon the Bank’s immediate funding requirements.  As of June 30, 2009, the Bank had established $20.5 million in available federal funds lines.

The Federal Reserve Bank of Atlanta encourages the Bank to use its Discount Window to borrow funds on an overnight basis.  The Bank presently has availability and collateral in place to fund $1.5 million in borrowings and plans to increase its borrowing capacity to $10 million by the end of the third quarter of 2009.

Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings are secured by certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans.  The   borrowings are structured as either term loans with call and put options after a stated conversion date and an overnight borrowing arrangement.  As of June 30, 2009, the Bank had borrowed a total of $67 million from FHLB consisting of structured term loans.  During the second quarter of 2009 the Bank received notification from the FHLB that additional collateral totaling approximately, $15 million, would be needed by the end of the third quarter of 2009.  The additional collateral is needed given the Bank’s reduction in loan portfolio and the FHLB collateral assessment.  Currently, the Bank is purchasing additional securities to pledge at the FHLB to cure the deficiency.

Capital Resources-At June 30, 2009 and December 31, 2008, Cornerstone’s stockholders’ equity amounted to $32.7 million and $36.5 million, respectively.

Cornerstone’s stockholders’ equity decreased $3.8 million during the six months ended June 30, 2009.  Factors contributing to the reduction in capital include cash dividends totaling $0.10 for the six months ended June 30, 2009 of which $0.03 was declared during the second quarter 2009.  A second factor was the operating losses of $603 thousand during the second quarter 2009 resulting in a year to date loss of $3.5 million.

As of June 30, 2009, the Bank exceeded the regulatory minimums and qualified as a well-capitalized institution under the regulations.  The Bank had Tier 1 capital of $34.5 or 9.2% of risk weighted assets as of June 30, 2009.  The Bank had total risk based capital of $39.2 or 10.5% of risk weighted assets as of June 30, 2009.

Cornerstone’s had total outstanding borrowings of $5.35 million from Silverton Bank, currently in FDIC receivership, as of June 30, 2009.  The $5.35 million is comprised of a $4.35 million term loan amortizing over a five year period and $1.0 million under a revolving line of credit.  Cornerstone is actively seeking other correspondent relationships and anticipates moving the relationship during 2009.

Cornerstone has applied for $12 million of funding under the U.S. Treasury’s Capital Purchase Program and is currently waiting for approval.

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

The Bank has identified a material interest rate risk in the Bank’s balance sheet.  The risk has been created by the activation of interest rate floors on the majority of the Bank’s variable rate loans.  Given the present interest rate levels, the Bank could see its interest sensitive deposits increase 200 basis points without a corresponding movement in the majority of its variable rate loans.  Management is discussing possible on-balance sheet strategies to protect against the interest rate exposure presented in this scenario.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2008. No material changes in the assumptions used in preparing, or results obtained from, the model have occurred since December 31, 2008.

Item 4T. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s principal executive officer and principal financial officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiaries) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Cornerstone’s annual shareholder meeting was held on April 23, 2009.  At the meeting, the individuals whose names appear below were elected to Cornerstone’s board of directors.  Shareholders’ also ratified the appointment of Hazlett, Lewis & Bieter, PLLC as its independent auditors for the fiscal year ending December 31, 2009. Finally, shareholders’ voted on Chief Executive Officer compensation.  The shareholders’ votes were cast as follows with 5,422,073 or 82.1% of the total shares voting:

Election of Directors	For	Against	Abstain
B. Kenneth Driver	99.9%	0.0%	0.1%
Karl Fillauer	99.9%	0.0%	0.1%
David G. Fussell	99.8%	0.0%	0.2%
Nathaniel F. Hughes	99.8%	0.0%	0.2%
Gregory B. Jones	99.9%	0.0%	0.1%
Jerry D. Lee	99.9%	0.0%	0.1%
Lawrence D. Levine	99.8%	0.0%	0.2%
Frank S. McDonald	100.0%	0.0%	0.0%
Doyce G. Payne	99.8%	0.0%	0.2%
Wesley W. Welborn	100.0%	0.0%	0.0%
Kim H. White	100.0%	0.0%	0.0%
Billy O. Wiggins	99.8%	0.0%	0.2%
Marsha Yessick	95.3%	0.0%	4.7%

Ratification of Appointment of Hazlett, Lewis & Bieter, PLLC.	99.8%	0.2%	0.0%

Non-Binding Vote on CEO Compensation	91.0%	5.5%	3.5%

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: August 13, 2009	/s/ Gregory B. Jones
Gregory B. Jones,
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 13, 2009	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Treasurer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.