Form 10-Q
period 2009-09-30
CORNERSTONE BANCSHARES INC
filed 2009-11-16
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes  ☐    No  ☒

As of November 9, 2009 there were 6,500,396 shares of common stock, $1.00 par value per share, issued and outstanding.

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

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

PART I — FINANCIAL INFORMATION
Item 1.       Financial Statements

	Unaudited
	September 30,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$73,288,166	$10,872,390
Federal funds sold	-	11,025,000
Cash and cash equivalents	73,288,166	21,897,390

Securities available for sale	59,134,602	44,056,559
Securities held to maturity	141,352	169,284
Federal Home Loan Bank stock, at cost	2,229,200	2,187,500
Loans, net of allowance for loan losses of $7,398,212 at September 30, 2009 and $9,618,265 at December 31, 2008	341,651,523	378,471,619
Bank premises and equipment, net	8,041,869	8,471,955
Accrued interest receivable	1,712,276	1,771,091
Goodwill and amortizable intangibles	2,560,818	2,840,773
Other assets	20,739,556	11,937,004
Total Assets	$509,499,362	$471,803,175

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$40,795,512	$40,077,977
Interest-bearing demand deposits	23,919,357	26,908,572
Savings deposits and money market accounts	31,581,290	35,847,667
Time deposits of $100,000 or more	89,529,840	59,056,590
Time deposits of less than $100,000	200,262,309	164,692,417
Total deposits	386,088,308	326,583,223
Federal funds purchased and securities sold under agreements to repurchase	18,136,273	35,790,246
Federal Home Loan Bank advances and line of credit	72,350,000	71,250,000
Accrued interest payable	753,525	469,586
Other liabilities	867,551	1,208,611
Total Liabilities	478,195,657	435,301,666

Stockholders' Equity:
Preferred stock - no par value; 2,000,000 shares authorized; no shares issued	-	-
Common stock - $l.00 par value; 10,000,000 shares authorized; 6,577,646 issued in 2009 and 6,522,718 issued in 2008; 6,372,937 outstanding in 2009 and 6,319,718 outstanding in 2008	6,372,937	6,319,718
Additional paid-in capital	20,741,824	20,311,638
Retained earnings	3,885,474	10,056,680
Accumulated other comprehensive income	303,470	(186,527)
Total Stockholders' Equity	31,303,705	36,501,509
Total Liabilities and Stockholders' Equity	$509,499,362	$471,803,175

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Income

	Unaudited		Unaudited
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$6,018,409	$6,977,340	$18,495,619	$21,730,315
Investment securities	357,677	482,119	1,157,803	1,533,231
Federal funds sold	30,439	3,014	45,085	15,895
Total interest income	6,406,525	7,462,473	19,698,507	23,279,441

INTEREST EXPENSE
Interest bearing demand accounts	20,554	56,513	76,559	180,030
Money market accounts	55,548	151,946	204,836	681,350
Savings accounts	10,721	15,717	30,879	46,903
Time deposits of more than $100,000	476,611	579,186	1,534,269	2,092,277
Time deposits of less than $100,000	1,407,611	1,322,111	4,214,280	4,150,336
Federal funds purchased and securities sold under agreements to repurchase	37,227	157,141	135,157	501,927
Other borrowings	757,682	744,145	2,231,717	2,067,266
Total interest expense	2,765,954	3,026,759	8,427,697	9,720,089

Net interest income before provision for loan losses	3,640,571	4,435,714	11,270,810	13,559,352
Provision for loan losses	3,390,000	440,000	10,748,898	927,000
Net interest income after the provision for loan losses	250,571	3,995,714	521,912	12,632,352

NONINTEREST INCOME
Service charges	416,908	439,664	1,259,646	1,278,485
Net gains / (losses) from sale of loans and other assets	(262,019)	18,107	(252,323)	27,638
Other income	29,343	18,962	170,314	89,487
Total noninterest income	184,232	476,733	1,177,637	1,395,610

NONINTEREST EXPENSE
Salaries and employee benefits	1,622,766	1,856,162	5,331,916	5,531,873
Occupancy and equipment expense	382,601	371,943	1,176,735	1,134,996
Other operating expense	1,273,589	922,932	3,836,405	2,796,781
Total noninterest expense	3,278,956	3,151,037	10,345,056	9,463,650

Income / (loss) before provision for income taxes	(2,844,153)	1,321,410	(8,645,507)	4,564,312
Provision / (benefit) for income taxes	(1,144,617)	461,194	(3,431,673)	1,616,182

NET INCOME / (LOSS)	$(1,699,536)	$860,216	$(5,213,834)	$2,948,130

EARNINGS / (LOSS) PER COMMON SHARE
Basic net income / ( loss) per common share	$(0.27)	$0.14	$(0.82)	$0.46
Diluted net income / (loss) per common share	$(0.27)	$0.13	$(0.82)	$0.45

DIVIDENDS DECLARED PER COMMON SHARE	-	$0.07	$0.10	$0.21

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the nine months ended September 30, 2009

			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2008		$6,319,718	$20,311,638	$10,056,680	$(186,527)	$36,501,509

Employee compensation stock option expense		-	164,094	-	-	164,094

Dividend - $0.10 per share		-	-	(638,061)	-	(638,061)

Stock Dividend		53,219	266,092	(319,311)	-	-

Comprehensive income / (loss):
Net loss	$(5,213,834)	-	-	(5,213,834)	-	(5,213,834)

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	489,997	-	-	-	489,997	489,997

Total comprehensive loss	$(4,723,837)

BALANCE, September 30, 2009		$6,372,937	$20,741,824	$3,885,474	$303,470	$31,303,705

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Unaudited
	Nine months ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$(5,213,834)	$2,948,130
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	617,555	422,877
Provision for loan losses	10,748,898	927,000
Stock compensation expense	164,094	209,600
Net (Gains) / Losses on sales of loans and other assets	252,323	(27,638)
Deferred income taxes	1,100,978	3,202,078
Changes in other operating assets and liabilities:
Net change in loans held for sale	389,700	205,600
Accrued interest receivable	58,815	522,255
Accrued interest payable	283,939	30,776
Other assets and liabilities	(4,012,949)	(6,850,146)
Net cash provided by operating activities	4,389,519	1,590,532

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	29,963,560	21,722,393
Securities held to maturity	27,536	24,087
Purchase of securities available for sale	(44,327,958)	(28,320,718)
Purchase of Federal Home Loan Bank stock	(41,700)	(247,500)
Loan originations and principal collections, net	17,119,771	(15,947,942)
Purchase of bank premises and equipment	(144,726)	(450,096)
Proceeds from sale of other real estate and other assets	2,548,311	2,142,594
Net cash provided by (used in) investing activities	5,144,794	(21,077,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase / (decrease)in deposits	59,505,085	(10,434,478)
Net increase / (decrease) in federal funds purchased and securities sold under agreements to repurchase	(17,653,973)	1,891,619
Net proceeds from Federal Home Loan Bank advances and other borrowings	1,100,000	25,100,000
Purchase of common stock	-	(503,006)
Payment of dividends	(1,094,649)	(1,591,933)
Net cash provided by financing activities	41,856,463	14,462,202

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,390,776	(5,024,448)

CASH AND CASH EQUIVALENTS, beginning of period	21,897,390	14,933,349
CASH AND CASH EQUIVALENTS, end of period	$73,288,166	$9,908,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$8,143,758	$9,689,313
Cash paid during the period for taxes	-	738,886

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$8,638,408	$2,500,560

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business-Cornerstone Bancshares, Inc. (“Cornerstone”) is a bank holding company whose primary business is performed by its wholly-owned subsidiary, Cornerstone Community Bank (“Bank”).  The Bank provides a full range of banking services to the Chattanooga, Tennessee market.  The Bank has also established a loan production office (“LPO”) in Dalton, Georgia to further enhance the Bank’s lending markets.  The Bank specializes in asset based lending, commercial lending and payment processing.   The Bank has a wholly-owned subsidiary, Eagle Financial, Inc. (“Eagle”), which specializes in finance and accounts receivable factoring.

      Interim Financial Information (Unaudited)-The financial information in this report for September 30, 2009 and September 30, 2008 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2008 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in March of 2009. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.  In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

    Accounting Policies-During interim periods, Cornerstone follows the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.  Since December 31, 2008, there have been no significant changes in any accounting principles or practices, or in the method of applying any such principles or practices other than those indicated below.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”) (ASC 820, Fair Value Measurements and Disclosures). FSP 157-4 provides that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The provisions of FSP 157-4 became effective for Cornerstone's fiscal quarter ending on June 30, 2009, and its adoption did not have a significant impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”) (ASC 825, Financial Instruments).   FSP 107-1 and APB 28-1 amends SFAS 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The provisions of FSP 107-1 and APB 28-1 became effective for the Bank's interim period ending on June 30, 2009 and resulted in the applicable fair value disclosures being included in the June 30, 2009 and September 30, 2009 periods.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”) (ASC 320, Investment – Debt and Equity Securities). FSP 115-2 and 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price. In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP 115-2 and 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. FSP 115-2 and 124-2 also requires substantial additional disclosures. The provisions of FSP 115-2 and 124-2 became effective for Cornerstone’s fiscal quarter ended period ending on June 30, 2009, and there was no impact from the adoption on Cornerstone’s financial position, results of operations or cash flows.  The expanded disclosures related to FSP 115-2 and 124-2 are included in Note 4.

 On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events).  Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated.  SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.  Cornerstone adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on the financial statements taken as a whole.  Management has evaluated subsequent events through November 13, 2009, the date these statements were available for release.

On June 30, 2009 the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (the “FASB Codification”). The purpose of the FASB Codification was to reorganize all existing U.S. accounting and reporting standards issued by the FASB and other related private-sector standard setters into one authoritative body of literature, which will ease research of accounting literature and reduce the risk of noncompliance. Going forward, all revisions will be made in real time to the FASB Codification. The FASB Codification is effective for all financial statements issued for interim and annual periods ending after September 15, 2009. As a result of the adoption of the FASB Codification, all references in public company financial statements and related notes will be to the classification system set forth in the FASB Codification, rather than to the applicable previously existing literature. Conforming changes will also need to be made throughout a company’s disclosure documents, with changes most likely arising in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and, most particularly, in the discussion of critical accounting policies usually contained in that discussion.

On August 18, 2009 the Securities and Exchange Commission published interpretive guidance titled Commission Guidance Regarding the Financial Accounting Standards Board’s Accounting Standards Codification. In its guidance, the SEC stated that concurrent with the Effective Date, references in the SEC’s rules and SEC staff guidance to specific standards under U.S. generally accepted accounting principles should be understood to mean the corresponding reference in the FASB Codification. The SEC also stated that the FASB Codification does not supersede any SEC rules or regulations, is not the authoritative source for SEC rules or SEC staff guidance, and the inclusion of any SEC rules or SEC staff guidance in the FASB Codification will not affect how such items may be updated in the future by the SEC.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), Fair Value Measurements and Disclosures (ASC 820, Measuring Liabilities at Fair Value).  ASU 2009-05 amends subtopic 820-10, Fair Value Measurements and Disclosures – Overall, and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  Cornerstone  does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

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

The following is a summary of the basic and diluted earnings per share for the three month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008
Basic earnings / (loss) per share calculation:
Numerator: Net income / (loss) available to common shareholders	$(1,699,536)	$860,216
Denominator: Weighted avg. common shares outstanding	6,371,202	6,371,202
Effect of dilutive stock options	-	57,375
Diluted shares	6,371,202	6,428,577

Basic earnings / (loss) per share	$(0.27)	$0.14
Diluted earnings / (loss) per share	$(0.27)	$0.13

The following is a summary of the basic and diluted earnings per share for the nine month periods ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
Basic earnings / (loss) per share calculation:
Numerator: Net income / (loss) available to common shareholders	$(5,213,834)	$2,948,130
Denominator: Weighted avg. common shares outstanding	6,337,066	6,350,272
Effect of dilutive stock options	-	161,459
Diluted shares	6,337,066	6,511,731

Basic earnings / (loss) per share	$(0.82)	$0.46
Diluted earnings / (loss) per share	$(0.82)	$0.45

As of September 30, 2009, Cornerstone had paid a stock dividend totaling 0.8421 percent per share with a record date of June 12, 2009 and a payment date of July 3, 2009.  The average number of common shares outstanding and the effect of dilutive stock options for 2008 have been retroactively adjusted to reflect these transactions.

Note 2. Stock Based Compensation

   Accounting Policies- Cornerstone, as required by the FASB, applies the fair value recognition provisions of ASC 718, Compensation-Stock Compensation.  As a result, for the nine month period ended September 30, 2009, the compensation cost charged to earnings related to the vested incentive stock options was approximately $164,000, which reduced basic earnings per share by $0.03 per share.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock.  The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant.  The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant.  The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary.  The options expire ten years from the grant date.  At September 30, 2009, the total remaining compensation cost to be recognized on non-vested options was approximately $547,000.  A summary of the status of these stock option plans is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2008	755,425	$6.63	5.0 Years	$1,634,022
Granted	115,850	3.60
Exercised	-	-
Forfeited	(25,400)	4.69
Outstanding at September 30, 2009	845,875	$6.27	5.1 Years	$505,462
Options exercisable at September 30, 2009	595,378	$5.46

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2009 was $1.13.  This was determined using the Black-Scholes option pricing model with the following weighted –average assumptions:  Dividend Yield-2.97%, Expected Life-7.0 years, Expected Volatility-38.74%, Risk-free Interest Rate- 2.69%.

    Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock.  On October 15, 1997, the Bank stock options were converted to Cornerstone stock options.  Only non-qualified stock options may be granted under the Plan.  The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years.  Vesting for options granted during 2009, are 50% on the first and second anniversary of the grant date.  At September 30, 2009, the total remaining compensation cost to be recognized on non-vested options was approximately $45,000.  A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2008	81,800	$10.73	7.9 Years	$29,608
Granted	20,500	3.60
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2009	102,300	$9.30	7.5 Years	$21,523
Options exercisable at September 30, 2009	75,400	$10.96

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2009 was $1.13.  This was determined using the Black-Scholes option pricing model with the following weighted –average assumption:  Dividend Yield-2.97%, Expected Life-7.0 years, Expected Volatility-38.74%, Risk-free Interest Rate- 2.69%.

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

Note 4. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available-for-Sale:
U.S. Government securities	$8,239,619	$9,439	$(56,629)	$8,192,429

State and municipal securities	8,049,936	399,502	(3,572)	8,445,866

Mortgage-backed securities (1)	42,385,245	251,345	(140,283)	42,496,307

	$58,674,800	$660,286	$(200,484)	$59,134,602
Securities Held-to-Maturity:
Mortgage-backed securities (1)	$141,352	$1,245	$(143)	$142,454

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available-for-Sale:
U.S. Government securities	$7,976,040	$275,731	$-	$8,251,771

State and municipal securities	4,609,632	82,013	(68,830)	4,622,815

Mortgage-backed securities(1)	31,753,504	160,387	(731,918)	31,181,973

	$44,339,176	$518,131	$(800,748)	$44,056,559
Securities Held-to-Maturity:
Mortgage-backed securities(1)	$169,284	$1,158	$(683)	$169,759

(1)  With the exception of one private label security with an amortized cost of approximately $250,000 and a market value of approximately $243,000 as of September 30, 2009 the mortgage backed security portfolio is comprised of U.S. Government Agency securities with residential mortgage loans as collateral.  As of December 31, 2008 the private label security had an amortized cost of approximately $364,000 and a market value of approximately $297,000.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    At September 30, 2009, approximately $56 million of Cornerstone’s investment portfolio was pledged to secure public funds, securities sold under agreements to repurchase and serve as collateral for borrowings at the Federal Reserve Discount Window.

The amortized cost and estimated market value of securities at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Due in one year or less	$125,000	$125,460	$-	$-
Due from one year to five years	599,102	630,810	-	-
Due from five years to ten years	2,292,995	2,429,284	-	-
Due after ten years	13,272,458	13,452,741	-	-
	16,289,555	16,638,295	-	-

Mortgage-backed securities	42,385,245	42,496,307	141,352	142,454

	$58,674,800	$59,134,602	$141,352	$142,454

The following tables present the gross unrealized losses and market value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, as of September 30, 2009:

	As of September 30, 2009
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. Governmental Securities	$5,142,950	$(56,629)	$-	$-	$5,142,950	$(56,629)

State and municipal securities	-	-	221,247	(3,572)	221,247	(3,572)

Mortgage-backed securities	14,918,819	(91,946)	4,358,623	(48,337)	19,277,442	(140,283)

	$20,061,769	$(148,575)	$4,579,870	$(51,909)	$24,641,639	$(200,484)

Securities held to maturity:
Mortgage-backed securities	$1,771	$(1)	$23,013	$(142)	$24,784	$(143)

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2008
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
State and municipal securities	$1,125,144	$(48,772)	$206,650	$(20,058)	$1,331,794	$(68,830)

Mortgage-backed securities	19,234,621	(719,051)	642,457	(12,867)	19,877,078	(731,918)

	$20,359,765	$(767,823)	$849,107	$(32,925)	$21,208,872	$(800,748)

Securities held to maturity:
Mortgage-backed securities	$26,405	$(289)	$30,897	$(394)	$57,302	$(683)

Management performs periodic reviews for impairment in accordance with ASC 320, Investment-Debt and Equity Securities.

At September 30, 2009, the 16 (unaudited) securities with unrealized losses have depreciated 0.81 percent (unaudited) from the Bank’s amortized cost basis.  Most of these securities are guaranteed by either U.S. government corporations or agencies or had investment grade ratings upon purchase. Further, the issuers of these securities have not established any cause for default.  The unrealized losses associated with these investment securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities.  These securities will continue to be monitored as a part of Cornerstone’s ongoing impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers.  Management evaluates the financial performance of each issuer on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

ASC 320 requires an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The Bank does not intend to sell these securities and it is not more likely than not that it will be required to sell the investments before the recovery of its amortized cost bases. In making this determination, management has considered cash flow and liquidity requirements, capital requirements, economic factors, and contractual or regulatory obligations for indication that these securities will be required to be sold before a forecasted recovery occurs.  Therefore, in management’s opinion, all securities that have been in a continuous unrealized loss position for the past 12 months or longer as of September 30, 2009 are not other-than-temporarily impaired, and therefore, no impairment charges at September 30, 2009 are warranted.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses

At September 30, 2009 and December 31, 2008, loans are summarized as follows (in thousands):

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$60,734	17.4%	$83,140	21.4%
Real estate-construction	57,072	16.4%	70,456	18.2%
Real estate-mortgage	70,733	20.3%	72,737	18.7%
Real estate-commercial	155,778	44.6%	155,728	40.1%
Consumer loans	4,733	1.3%	6,029	1.6%
Total loans	$349,050	100.0%	$388,090	100.0%

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2009 and year ended December 31, 2008 is as follows (in thousands):

	September 30,	December 31,
	2009	2008
Balance, beginning of period	$9,618	$13,710
Loans charged-off	(13,380)	(7,979)
Recoveries of loans previously charged-off	411	389
Provision for loan losses	10,749	3,498
Balance, end of period	$7,398	$9,618

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at September 30, 2009 is as follows:

Commitments to extend credit	$ 41.0 million
Standby letters of credit	$ 3.5 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at September 30, 2009 will not have a material effect on Cornerstone’s consolidated financial statements.

Note 7. Fair Value Disclosures

Fair Value Measurements:

ASC 820, Fair Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired loans-Cornerstone does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with  ASC 310, Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.

Assets and liabilities recorded at fair value on a recurring basis are as follows (amounts in thousands).

	Balance as of September 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$59,135	$-	$59,135	$-
Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Assets measured at fair value on a nonrecurring basis are included in the table below (amounts in thousands).

	Balance as of September 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$21,362	$-	$21,362	$-

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of approximately $24,821,000, with a valuation allowance of approximately $3,459,000 at September 30, 2009.  Losses derived from Level 2 inputs were calculated primarily by models utilizing estimated collateral value or the discounted present value of expected cash flows.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount and estimated fair value of Cornerstone's financial instruments at September 30, 2009 and December 31, 2008 is follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$73,288	$73,288	$21,897	$21,897
Securities	59,276	59,277	44,226	44,226
Federal Home Loan Bank Stock	2,229	2,229	2,188	2,188
Loans, net	341,652	343,271	378,472	380,394

Liabilities:
Noninterest-bearing demand deposits	40,796	40,796	40,078	40,078
Interest-bearing demand deposits	23,919	23,919	26,909	26,909
Savings deposits and money market accounts	31,581	31,581	35,848	35,848
Time deposits	289,792	292,147	223,749	225,882
Federal funds purchased and securities sold under agreements to repurchase	18,136	18,136	35,790	35,790
Federal Home Loan Bank advances and line of credit	72,350	72,350	71,250	71,250

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-

Note 8.  Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale.  The following is a summary of other comprehensive income for the three month and nine month periods ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Income	$(1,699,536)	$860,216	$(5,213,834)	$2,948,130
Unrealized holding gains (losses) on securities available for sale, net of reclassification	249,453	(99,349)	489,997	(163,982)

Comprehensive income (loss)	$(1,450,083)	$760,867	$(4,723,837)	$2,784,148

CORNERSTONE BANCSHARES, INC.
CONSOLIDATED AVERAGE BALANCE
  INTEREST INCOME/EXPENSE AND
  YIELD/RATES

Taxable Equivalent Basis	Three months ended
(in thousands)	September 30
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Earning assets:
Loans, net of unearned income	$354,246	$6,018	6.74%	$381,342	$6,977	7.26%
Investment securities	54,335	358	2.61%	48,508	482	4.06%
Other earning assets	45,477	31	0.25%	70	3	2.39%
Total earning assets	454,058	$6,407	5.60%	429,920	$7,462	6.90%
Allowance for loan losses	(6,703)			(7,409)
Cash and other assets	41,515			26,542
TOTAL ASSETS	$488,870			$449,053

Liabilities and Shareholder's Equity

Interest bearing liabilities:
Interest bearing demand deposits	$25,236	$21	0.32%	$29,581	$57	0.76%
Savings deposits	8,317	11	0.51%	8,313	16	0.75%
MMDA's	23,246	56	0.95%	40,683	152	1.48%
Time deposits of $100,000 or less	207,530	1,408	2.69%	128,591	1,322	4.08%
Time deposits of $100,000 or more	64,511	477	2.93%	57,486	579	4.00%
Federal funds purchased and securities sold under agreements to repurchase	18,897	37	0.78%	33,712	157	1.85%
Other borrowings	72,350	758	4.15%	72,329	744	4.08%
Total interest bearing liabilities	420,086	2,766	2.61%	370,695	3,027	3.24%
Net interest spread		$3,641	2.99%		$4,436	3.66%
Noninterest bearing demand deposits	39,490			41,204
Accrued expenses and other liabilities	(3,544)			(587)
Shareholder's equity	32,838			37,741
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$488,870			$449,053
Net yield on earning assets			3.18%			4.11%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		0			14
Total adjustment		0			14

CORNERSTONE BANCSHARES, INC.
CONSOLIDATED AVERAGE BALANCE
  INTEREST INCOME/EXPENSE AND
  YIELD/RATES

Taxable Equivalent Basis	Year-to-Date
(in thousands)	September 30
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Earning assets:
Loans, net of unearned income	$369,394	$18,496	6.69%	$383,966	$21,730	7.57%
Investment securities	54,757	1,158	2.83%	46,439	1,533	4.54%
Other earning assets	17,169	45	0.27%	285	16	2.72%
Total earning assets	441,320	$19,699	5.97%	430,690	$23,279	7.24%
Allowance for loan losses	(8,379)			(8,733)
Cash and other assets	39,984			27,300
TOTAL ASSETS	$472,925			$449,257

Liabilities and Shareholder's Equity

Interest bearing liabilities:
Interest bearing demand deposits	$28,574	$77	0.36%	$31,069	$179	0.77%
Savings deposits	8,080	31	0.51%	7,938	47	0.80%
MMDA's	28,316	205	0.97%	46,865	682	1.94%
Time deposits of $100,000 or less	179,614	4,214	3.14%	123,277	4,150	4.50%
Time deposits of $100,000 or more	60,565	1,534	3.39%	60,240	2,092	4.64%
Federal funds purchased and securities sold under agreements to repurchase	21,955	135	0.82%	32,050	502	2.09%
Other borrowings	72,082	2,232	4.14%	67,297	2,067	4.11%
Total interest bearing liabilities	399,186	8,427	2.82%	368,736	9,720	3.52%
Net interest spread		$11,271	3.15%		$13,559	3.72%
Noninterest bearing demand deposits	41,756			42,687
Accrued expenses and other liabilities	(2,539)			426
Shareholder's equity	34,522			37,408
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$472,925			$449,257
Net yield on earning assets			3.41%			4.22%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		0			43
Total adjustment		0			43

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cornerstone Bancshares, Inc. (“Cornerstone”) is a bank holding company and the parent of Cornerstone Community Bank (the “Bank”), a Tennessee banking corporation, that operates primarily in and around Hamilton County, Tennessee. The Bank has also established a loan production office in Dalton, Georgia and owns Eagle Financial, Inc. (“Eagle”).  Eagle generates loans which are secured by accounts receivable.  Eagle has a primary focus of lending to temporary staffing companies.   The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts, and interest and dividends collected on other investments.  The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses, and other overhead expenses.

The following is a discussion of our financial condition at September 30, 2009 and December 31, 2008 and our results of operations for the three and nine months ended September 30, 2009 and 2008. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of September 30, 2009, Cornerstone had total consolidated assets of $509.5 million, total loans of $349.0 million, total deposits of $386.1 million and stockholders’ equity of $31.3 million. Net loss for the three and nine month periods ended September 30, 2009 totaled ($1,699,536) and ($5,213,834), respectively.

Results of Operations

Net loss for the three months ended September 30, 2009 was ($1,699,536) or ($0.27) basic earnings per share, compared to net income of $860,216 or $0.14 basic earnings per share for the same period in 2008.  Net loss for the nine months ended September 30, 2009 was ($5,213,834) or ($0.82) basic earnings per share, compared to net income of $2,948,130 or $0.46 basic earnings per share, for the same period of 2008.

The following table presents our results for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands).

			2009-2008				2009-2008
	Three months		Percent	Dollar	Nine months		Percent	Dollar
	ended September 30,		Increase	Amount	ended September 30,		Increase	Amount
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Interest income	$6,407	$7,462	(14.14)%	$(1,055)	$19,699	$23,279	(15.38)%	$(3,580)
Interest expense	2,766	3,026	(8.59)%	(260)	8,428	9,720	(13.29)%	(1,292)
Net interest income
before provision for loss	3,641	4,436	(17.92)%	(795)	11,271	13,559	(16.87)%	(2,288)

Provision for loan loss	3,390	440	670.45%	2,950	10,749	927	1059.55%	9,822
Net interest income after
Provision for loan loss	251	3,996	(93.72)%	(3,745)	522	12,632	(95.87)%	(12,110)

Total noninterest income	184	476	(61.34)%	(292)	1,178	1,396	(15.62)%	(218)
Total noninterest expense	3,279	3,151	4.06%	128	10,345	9,464	9.31%	881

Income / (loss) before income taxes	(2,844)	1,321	(315.29)%	(4,165)	(8,645)	4,564	(289.42)%	(13,209)

Provision for income taxes	(1,145)	461	(348.37)%	(1,606)	(3,432)	1,616	(312.38)%	(5,048)

Net income / (loss)	$(1,699)	$860	(297.56)%	$(2,559)	$(5,213)	$2,948	(276.83)%	$(8,161)

      Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities.  Net interest income is also the most significant component of our earnings.  For the nine months ended September 30, 2009, net interest income before the provision for loan loss, decreased $(2,288) thousand or (16.87)% over the same period of 2008.  Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) was 3.15% for the nine month period ended September 30, 2009 compared to 3.72% for the same period in 2008. The net interest margin on a tax equivalent basis was 3.41% for the nine month period ended September 30, 2009 compared to 4.22% for the same period in 2008.    Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

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

Due to the recent recession, liquidity metrics at the Bank’s usual sources of funding have tightened as community banks asset quality deteriorated across the country.  The Bank’s asset quality mirrors this trend.  As a result, the Bank has materially increased its asset allocation in securities to provide collateral to these funding sources to guarantee access to these funds as required.  The consequence of this action will be a substantial drop in the Bank’s asset yield and net interest margin.

Due to the Bank’s present strategic position and capital position of adequately capitalized, the Bank plans to reduce its loan portfolio by approximately $20 million to regain a well capitalized position.  This move will also impact the Bank’s asset allocation and ultimately reduce net interest margin.

The Bank’s loan portfolio yield has declined to 6.74% for the three months ended September 30, 2009 compared to 7.26% for the quarter ended September 30, 2008.  The Bank’s loan portfolio yield has declined to 6.69% for the nine months ended September 30, 2009 compared to 7.57% for the nine months ended September 30, 2008.  The decrease in loan yields is due primarily to difficult economic conditions in Chattanooga, TN, the increase in the amount of non-accrual and restructured loans in the Bank’s loan portfolio and the prolonged low interest rate environment.

For the three month period ended September 30, 2009, the Bank’s investment portfolio resulted in a yield of 2.61% compared to 4.06% for the same time period in 2008.  For the nine month period ended September 30, 2009, the Bank’s investment portfolio resulted in a yield of 2.83% compared to 4.54% for the same time period in 2008.  The decline in the investment portfolio yield from September 30, 2008 to September 30, 2009 is primarily attributable to the Bank’s portfolio composition which includes approximately 50% variable rate securities, indexed to the London Interbank Offered  Rate or “LIBOR” to account for future increases in interest rates.  Presently, the Bank is focusing on liquidity and is retaining unusually large cash balances at the Federal Reserve Bank of Atlanta.   This liquidity will be deployed during the fourth quarter of 2009 in zero credit risk fixed rate mortgage backed securities that provide some protection from rate increases in accordance with the Bank’s bar bell strategy.

Management believes the net interest margin is approaching the lowest level for the reasons mentioned above. The Bank’s rationale for this forecast is as follows:

First, while management believes the net interest margin will be negatively impacted as a result of loan revenue declining as the Bank’s average loans outstanding are reduced, however management anticipates that this decline in the net interest margin will be offset by the conversion of the Bank’s excess cash position to higher yielding securities.  The net result is expected to be a stable net interest margin for the fourth quarter of 2009.

Second, during 2010, management anticipates that  the Bank’s loan portfolio number of non-accrual and restructured loans will decrease and that the portfolio’s yield will recover to more normal levels and will result in a higher net interest margin.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to $10.7 million for the nine months ended September 30, 2009.

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

The following table presents the components of noninterest income for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands).

			2009-2008			2009-2008
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
Service charges on deposit accounts	$417	$440	(5.23)%	$1,260	$1,278	(1.41)%
Net gains / (losses) on sale of loans and other assets	(262)	18	(1555.56)%	(252)	28	(1000.00)%
Other fee income	29	18	61.11%	170	90	88.89%
Total noninterest income	184	476	(61.34)%	1,178	1,396	(15.62)%

Significant matters relating to the changes in noninterest income are presented below:

The Bank realized $724 thousand of loss relating to the disposal of other real estate and repossessed assets during the first nine months of 2009.  This amount was partially offset by gains resulting from the sale of investment securities.  In the current economic environment, further losses relating to the disposal of other real estate and repossessed assets are possible.

    Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense and other operating expense.

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands).

	Three months ended		2009-2008	Nine months ended		2009-2008
	September 30,		Percent	September 30,		Percent
	2009	2008	Increase/Decrease	2009	2008	Increase/Decrease
Salaries and employee benefits	$1,623	$1,856	(12.55)%	$5,332	$5,532	(3.62)%
Occupancy and equipment expense	383	372	2.96%	1,177	1,135	3.70%
Other operating expense	1,273	923	37.92%	3,836	2,797	37.15%
Total noninterest expense	3,279	3,151	4.06%	10,345	9,464	9.31%

Significant matters relating to the changes to noninterest expense are presented below:

For the nine months ended September 30, 2009, the Bank paid approximately $500,000 in insurance assessments to the Federal Deposit Insurance Corporation (“FDIC”) compared to approximately $189,000 in FDIC insurance assessments for the same period of 2008.

For the nine months ended September 30, 2009, the Bank incurred additional expense related to other real estate.  These expenses total approximately $268,000 for the nine months ended September 30, 2009 compared to approximately $94,000 for the same time period in 2008.  These expenses include legal, insurance, maintenance, and sales cost.  Management expects these costs to continue to increase throughout the remainder of 2009.

Financial Condition

      Overview-The following is a summary of Cornerstone’s financial condition as of September 30, 2009 compared to December 31, 2008:

Cornerstone’s consolidated assets totaled $471.8 million as of December 31, 2008.  As of September 30, 2009, total consolidated assets had increased $37.7 million or 7.99% to $509.5 million.

The Bank’s loan portfolio totaled $349.0 million as of September 30, 2009, a decrease of $39.0 million or (10.06)%  from December 31, 2008.

The Bank’s investment portfolio increased by approximately $15.1 million to a total of $59.3 million as of September 30, 2009 compared to a total of $44.2 million as of December 31, 2008.

Liabilities as of September 30, 2009 and December 31, 2008 totaled approximately $478.2 million and $435.3 million, respectively.

Stockholders’ equity as of September 30, 2009 and December 31, 2008 totaled approximately $31.3 million and $36.5 million, respectively.

      Securities-The Bank’s investment portfolio, primarily consisting of Federal Agency, mortgage-backed securities and municipal securities, amounted to $59.3 million as of September 30, 2009 compared to $44.2 million as of December 31, 2008. The primary purpose of the Bank’s investment portfolio is to satisfy pledging requirements, to collateralize the Bank’s repurchase accounts and provide additional liquidity at the Federal Reserve Discount Window.

      Loans-The composition of loans at September 30, 2009 and at December 31, 2008 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$60,734	17.4%	$83,140	21.4%
Real estate-construction	57,072	16.4%	70,456	18.2%
Real estate-mortgage	70,733	20.3%	72,737	18.7%
Real estate-commercial	155,778	44.6%	155,728	40.1%
Consumer loans	4,733	1.3%	6,029	1.6%
Total loans	$349,050	100.0%	$388,090	100.0%

For the nine months ended September 30, 2009, the Bank has seen a decrease in total loans of 10.1% when compared to December 31, 2008.  One reason for the decrease is the Bank’s emphasis on credit quality and properly pricing loan interest rates based upon the identified risks.  Specifically, the decline in real estate construction lending from $70.5 million as of December 31, 2008 compared to $57.1 million as of September 30, 2009 is a result of the Bank’s attempt to minimize its risk given the current real estate market.

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

During the third quarter of 2009, the Bank experienced continued loan quality deterioration.  During the quarter, management deemed several large loans to be impaired which resulted in an increase in provision expense.  Currently, the Bank believes that it has established an allowance for loan losses that adequately accounts for the Bank’s identified loan impairment.  However, additional provision to the loan loss allowance may be needed in future quarters if the Bank’s loan portfolio continues to deteriorate.

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2009 and for the year ended December 31, 2008 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	September 30,	December 31,
	2009	2008
Balance, beginning of period	$9,618	$13,710
Loans charged-off	(13,380)	(7,979)
Recoveries of loans previously charged-off	411	389
Provision for loan losses	10,749	3,498
Balance, end of period	$7,398	$9,618

Total loans	$349,050	$388,090

Ratio of allowance for loan losses to loans outstanding at the end of the period	2.12%	2.48%

Ratio of net charge-offs to total loans outstanding for the period	3.72%	1.96%

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

The following is a summary of changes in Cornerstone’s impaired loans for the nine months ended September 30, 2009 and for the year ended December 31, 2008:

	September 30,	December 31,
	2009	2008
Impaired loans without a valuation allowance	$4,310,096	$2,543,320

Impaired loans with a valuation allowance	$24,820,603	$17,375,043

Total impaired loans	$29,130,699	$19,918,363

Valuation allowance related to impaired loans	$3,458,663	$5,872,373

Total non-accrual loans	$8,138,831	$4,252,791

Total loans past-due ninety days or more and still accruing	$-	$-

	Nine Months	Year Ended
	September 30,	December 31,
	2009	2008
Average investment in impaired loans (1)	$26,989,776	$10,891,357

Interest income recognized on impaired loans	$2,159,010	$966,011

(1) The average investment in impaired loans is calculated using the following criteria:

(a) Loans with a risk grade of 5 or greater and have been assigned an impairment amount based upon management’s quarterly ASC 310 analysis;

(b) All Loans with a risk grade of 5 or greater that are at least sixty days past due as of the reporting date even if an impairment amount has not been assigned.

Finally, the average investment in impaired loans is calculated using the quarter end balances for the reporting period starting with the fourth quarter of the preceding year.

The Bank’s loan portfolio has experienced a general deterioration in loan quality as the Chattanooga, TN MSA endures the current economic recession.  The number and dollar amount of impaired loans decreased slightly during the third quarter of 2009 as the Bank continued to systematically review its loan portfolio to proactively identify possible impaired loans.  Management anticipates that its loan asset quality will not improve until the economy recovers from the current economic recession.

The following table summarizes Cornerstone’s non-performing assets at September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008 (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2008
Non-accrual loans	$8,139	$13,397	$8,620	$4,252
Repossessed assets	98	181	256	257
Foreclosed properties	7,695	4,783	2,476	2,459
Total non-performing assets	$15,932	$18,361	$11,352	$6,968

Total loans outstanding	$349,050	$360,615	$378,993	$388,090

Allowance for loan losses	7,398	7,383	12,885	9,618

Ratio of non-performing assets to total loans outstanding at the end of the period	4.56%	5.09%	3.00%	1.80%

Ratio of non-performing assets to total allowance for loan losses at the end of the period	215.36%	248.69%	88.09%	72.45%

As of September 30, 2009, the Bank’s non-accrual loans decreased from the second to the third quarter of 2009 as impaired loans progressed through the collection process and shifted from non-accrual to other real estate.  Furthermore, management estimates a loss of five percent associated with the disposal of these assets.  The Bank will continue to place a high priority on the conversion of non-accruing loans to disposable assets, which should result in non-accrual loans decreasing in the future while other real estate increases are projected for the short term until the assets are sold.

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

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Core funding:
Non-interest bearing demand deposits	$40,796	8.7%	$40,078	9.3%
Interest-bearing demand deposits	23,919	5.1%	26,909	6.3%
Savings & money market accounts	31,581	6.7%	35,848	8.3%
Time deposits under $100,000	200,262	42.5%	164,692	38.4%
Total core funding	296,558	63.0%	267,527	62.3%

Non-core funding:
Time deposit accounts greater than $100,000	89,530	19.0%	59,057	13.8%
Securities sold under agreements to repurchase	18,136	3.8%	35,790	8.3%
Federal Home Loan Bank advances	67,000	14.2%	67,000	15.6%
Total non-core funding	174,666	37.0%	161,847	37.7%

Total	$471,224	100.0%	$429,374	100.0%

Federal funds purchased are lines of credit established with other financial institutions that allow the Bank to meet short term funding requirements.  These lines can be used as frequently as daily with large variations in balances depending upon the Bank’s immediate funding requirements.  As of September 30, 2009, the Bank had established $9.0 million in available federal funds lines.

The Federal Reserve Bank of Atlanta encourages the Bank to use its Discount Window to borrow funds on an overnight basis.  The Bank presently has availability and collateral in place to fund $15 million in borrowings and plans to increase its borrowing capacity to $20 million by the end of the fourth quarter of 2009.

Federal Home Loan Bank of Cincinnati (“FHLB”) borrowings are secured by certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans.  The   borrowings are structured as either term loans with call and put options after a stated conversion date and an overnight borrowing arrangement.  As of September 30, 2009, the Bank had total outstanding of $67 million from FHLB consisting of structured term loans.  The Bank is seeking the FHLB’s release of the Bank’s loan portfolio that is pledged as collateral in exchange for a combination of pledged cash and securities.  This exchange is sought because of the FHLB’s increased collateral maintenance required on loans pledged by the Bank.  The Bank believes the cost associated with this maintenance to be in excess of the revenue and liquidity lost by pledging the securities.  Once the exchange is completed the Bank will have only securities pledged against FHLB borrowings and will match the durations of the securities to have sufficient cash flow to payoff the loans as they mature.

   Capital Resources-At September 30, 2009 and December 31, 2008, Cornerstone’s stockholders’ equity amounted to $31.3 million and $36.5 million, respectively.

Cornerstone’s stockholders’ equity decreased $5.2 million during the nine months ended September 30, 2009.  Factors contributing to the reduction in capital include cash dividends totaling $0.10 per share for the six months ended June 30, 2009, of which $0.03 per share was declared during the second quarter of 2009, and operating losses of $1.7 million during the third quarter of 2009 resulting in a year to date loss of $5.2 million.

As of September 30, 2009, the Bank dipped under the regulatory minimums required to be a well-capitalized institution.  The Bank had $32.2 million of Tier 1 capital and $36.9 million of total risk-based capital.  Following is a summary of the Bank’s capital ratios as of September 30, 2009:

Tier 1 leverage ratio of 6.71% to average assets.
Tier 1 capital ratio of 8.69% to risk weighted assets.
Total risk based capital ratio of 9.94% to risk weighted assets.

Management anticipates returning to a well-capitalized position by the end of 2009.

Cornerstone had total outstanding borrowings of $5.35 million from Silverton Bank, currently in FDIC receivership, as of September 30, 2009.  The $5.35 million is comprised of a $4.35 million term loan amortizing over a five year period and $1.0 million under a revolving line of credit.

On October 15, 2009, Cornerstone notified the FDIC of its decision to withdraw its application for funding under the U.S. Treasury’s Capital Purchase Program.

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

Item 4T. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s principal executive officer and principal financial officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiaries) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

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

Cornerstone Bancshares, Inc.

Date: November 13, 2009	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
(Acting) President & Chief Executive Officer
(principal executive officer)

Date: November 13, 2009	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
(Acting) Treasurer
(principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.