Form 10-K
period 2009-12-31
CORNERSTONE BANCSHARES INC
filed 2010-03-31
CIK 1038773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes☐ No ☒

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
Yes ☒ No ☐

Indicate by check whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
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

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2009 was $32 million. The market value calculation was determined using the closing sale price of the Registrant’s common stock on June 30, 2009, as reported on the OTC Bulletin Board. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the Registrant. As of the close of business on December 31, 2009 there were 6,500,396 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of this Annual Report on Form 10-K, as well as the following:  (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) lack of sustained growth in the economy in the Chattanooga, Tennessee area, (iv) rapid fluctuations or unanticipated changes in interest rates, (v) the inability of Cornerstone to grow its loan portfolio at historic or planned rates and (vi) changes in the legislative and regulatory environment, including compliance with the various provisions of the Sarbanes-Oxley Act of 2002. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Cornerstone was incorporated on September 19, 1983 under the laws of the State of Tennessee.  Cornerstone is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was formerly known as East Ridge Bancshares, Inc.  It has one wholly-owned subsidiary: Cornerstone Community Bank, a Tennessee banking corporation (the “Bank”), which resulted from the merger of The Bank of East Ridge and Cornerstone Community Bank effective October 15, 1997.  The Bank has one wholly-owned subsidiary: Eagle Financial Inc., a Tennessee corporation (“Eagle”), created December 1, 2005 with the assets acquired from Eagle Financial, LLC, a Tennessee limited liability company, and Eagle Funding, LLC, a Nevada limited liability company.

Cornerstone

The primary activity of Cornerstone currently is, and is expected to remain for the foreseeable future, the ownership and operation of the Bank.  As a bank holding company, Cornerstone intends to facilitate the Bank’s ability to serve its customers’ requirements for financial services.  The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws.  The holding company structure also affords additional flexibility in terms of capital formation and financing opportunities.  In prior years, Eagle was owned and operated by Cornerstone.  However, on June 30, 2009, Eagle was sold to the Bank.  This transaction allowed the Bank to consolidate additional capital and improve its regulatory capital position.

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

At December 31, 2009, the Bank had five full-service banking offices located in Hamilton County, Tennessee.

In 2007, the Bank established two loan production offices (“LPO”).  The first LPO is located in Dalton, Georgia and has expanded the Bank’s presence in North Georgia.  In September 2009, the Bank closed the second LPO, which was located in Knoxville, Tennessee.

Eagle

Eagle’s business concentrates on the purchase of accounts receivable from small businesses and commercial loan placement on a conduit basis.  The principal sources of Eagle’s income are fees derived from the collection of accounts receivable and fees generated from the placement of loans with conduit financial institutions.  Eagle’s principal expenses are employee compensation and benefits, office expenses and other overhead expenses.

Employees

As of December 31, 2009, Cornerstone had 105 full-time equivalent employees.  The employees are not represented by a collective bargaining unit.  Cornerstone believes that its relationship with its employees is good.

Competition

All phases of the Bank’s banking activities are highly competitive.  The Bank competes actively with over 20 commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Hamilton County, Tennessee.

The Bank’s deposits totaled approximately $405 million as of December 31, 2009.  The deposit base represents approximately 5% of the deposit base in the Chattanooga, Tennessee Metropolitan Statistical Area (MSA).  Three major regional banks represent approximately 70% of the deposits in the Chattanooga, Tennessee MSA.  These larger financial institutions have greater resources, higher lending limits than the Bank, and each of the three institutions has over 20 branches in the Chattanooga, Tennessee MSA.  There are also several credit unions located in Hamilton County, Tennessee.  Credit unions are not subject to the same income tax structure as commercial banks.  This advantage enables credit unions to offer competitive rates to potential customers.  The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

The Bank competes for deposits principally by offering depositors a variety of deposit programs with competitive interest rates, quality service and convenient locations and hours.  The Bank focuses its resources to seek out and attract small business relationships and take advantage of the Bank’s ability to provide flexible service that meets the needs of this customer class.  Management feels this market niche is the most promising business area for the future growth of the Bank.

Supervision and Regulation

Cornerstone is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Act”), and is registered with and regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  Cornerstone is required to file with the Federal Reserve Board annual reports and such additional information as the Federal Reserve Board may require pursuant to the Act.  The Federal Reserve Board may also make examinations of Cornerstone and its subsidiary.  Cornerstone is also required to comply with the rules and regulations of the Securities and Exchange Commission (the “Commission”) under federal securities laws.

The Bank is a Tennessee-chartered commercial bank and is subject to the supervision and regulation of the Tennessee Department of Financial Institutions (the “TDFI”).  In addition, the Bank’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) and consequently, the Bank is also subject to regulation and supervision by the FDIC.  The Bank is not a member of the Federal Reserve System.

Federal and state banking laws and regulations govern all areas of the operations of Cornerstone and the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches.  Federal and state banking agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe or unsound banking practice.  The TDFI, FDIC and Federal Reserve Board have the authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

FDIC Insurance of Deposit Accounts

Deposits of the Bank are insured by the FDIC to a maximum of $250,000 for each insured depositor through the DIF.  As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions (institutions insured by the FDIC hereinafter are referred to as “insured institutions”).  Any insured institution which does not operate in accordance with or conform to FDIC regulations, policies and directives, may be sanctioned for non-compliance.  For example, proceedings may be instituted against an insured institution if the institution or any director, officer or employee thereof engages in unsafe and unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  If insurance of accounts is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination.  The FDIC recommends an annual audit by independent accountants and also periodically makes its own examinations of the Bank.  The FDIC may revalue assets of an institution, based upon appraisals and other analyses, and require establishment of general or specific reserves in amounts equal to the difference between such reevaluation and the book value of the assets.

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

Subsequent to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the FDIC issued risk-based bank capital guidelines which went into effect in stages through 1992.  In accordance with the FDIC’s risk-based standards, an institution’s assets and off-balance sheet activities are categorized into one of four risk categories, with either a 0%, 20%, 50%, or 100% amount of capital to be held against these assets.  In addition, the guidelines divide capital instruments into Tier 1 (core) capital and Tier 2 (supplementary) capital.  The risk-based capital adequacy guidelines require that (i) Tier 1 capital equal or exceed 4% of risk-weighted assets; (ii) Tier 2 capital may not exceed 100% of Tier 1 capital, although certain Tier 2 capital elements are subject to additional limitations; (iii) assets and off-balance sheet items must be weighted according to risk; and (iv) the total capital to risk-weighted assets ratio must be at least 8.0%.  The FDIC’s current leverage capital requirement requires banks receiving the highest regulatory rating based upon the FDIC’s routine examination process, to maintain Tier 1 capital equal to 3.0% of the bank’s total assets.  The FDIC may determine that an insured institution needs to maintain a higher capital level based on the institution’s particular risk profile. When determining an insured institution’s minimum capital level, the FDIC will consider whether the financial history or condition; managerial resources; the future earnings prospects; significant risks from concentrations of credit or nontraditional activities; excessive interest rate risk exposure; or a significant volume of criticized assets poses a risk to the insured institution’s capital adequacy.

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

Although the Bank is not a member of the Federal Reserve System, it is subject to Federal Reserve Board regulations that require the Bank to maintain reserves against its transaction accounts (primarily checking accounts).  Because reserves generally must be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirements is to increase the Bank’s cost of funds.  The Federal Reserve Board regulations currently require that average daily reserves be maintained against transaction accounts in the amount of 3% of the aggregate of such net transaction accounts up to $52.6 million, plus 10% of the total in excess of $52.6 million.

State of Tennessee Supervision and Regulation

As a commercial bank chartered and regulated by the TDFI, the Bank is subject to various state laws and regulations which limit the amount that can be loaned to a single borrower and the borrower’s related interests, the types of permissible investments, and geographic and new product expansion, among other things.  The Bank must submit an application to, and receive the approval of, the TDFI before opening a new branch office or merging with another financial institution.  The Commissioner of the TDFI has the authority to enforce state laws and regulations by ordering a director, officer or employee of the Bank to cease and desist from violating a law or regulation or from engaging in unsafe or unsound banking practices.

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

State banks are subject to regulation by the TDFI with regard to capital requirements and the payment of dividends.  Tennessee has adopted the provisions of the Federal Reserve Board’s Regulation O with respect to restrictions on loans and other extensions of credit to bank “insiders”.  Further, under Tennessee law, state banks are prohibited from lending to any one person, firm or corporation amounts more than fifteen percent (15%) of the bank’s equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples, or (ii) with the prior approval of the bank’s board of directors or finance committee (however titled), the bank may make a loan to any person, firm or corporation of up to twenty-five percent (25%) of its equity capital accounts.  Tennessee law requires that dividends be paid only from retained earnings (or undivided profits) except that dividends may be paid from capital surplus with the prior, written consent of the TDFI.  Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends.

Federal Supervision and Regulation

Cornerstone is regularly examined by the Federal Reserve Board, and the Bank is supervised and examined by the FDIC.  Cornerstone is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and the business operations of the Bank. Approval of the Federal Reserve Board is required before Cornerstone may acquire, directly or indirectly, ownership or control of the voting shares of any bank, if, after such acquisition, Cornerstone would own or control, directly or indirectly, more than 5% of the voting stock of the bank.  In addition, pursuant to the provisions of the Act and the regulations promulgated thereunder, Cornerstone may only engage in, or own or control companies that engage in, activities deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

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

In addition to the banking regulations imposed on Cornerstone, the offer and sale of securities of Cornerstone, as well as the securities of the Bank, is subject to compliance with applicable federal and state securities laws.  Accordingly, any such offering must be registered under both the Securities Act of 1933 (the “Securities Act”) and applicable state securities laws or qualify for exemptions from such requirements.

Under Section 106(b) of the 1970 Amendments to the Act (12 U.S.C. § 1972), the Bank is prohibited from extending credit, selling or leasing property or furnishing any service to any customer on the condition or requirement that the customer (i) obtain any additional property, service or credit from Cornerstone, the Bank (other than a loan, discount, deposit, or trust service) or any other subsidiary of Cornerstone; (ii) refrain from obtaining any property, credit or service from any competitor of Cornerstone, the Bank or any subsidiary of Cornerstone; or (iii) provide any credit, property or service to Cornerstone, the Bank (other than those related to and usually provided in connection with a loan, discount, deposit or trust service) or any subsidiary of Cornerstone.

Most bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company’s consolidated net worth.  The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal constitutes an unsafe or unsound practice that would violate any law, regulation, Federal Reserve Board order or directive or any condition imposed by, or written agreement with, the Federal Reserve Board.  The prior notice requirement does not apply to certain “well-capitalized” bank holding companies that meet specified criteria.

In November 1985, the Federal Reserve Board adopted its Policy Statement on Cash Dividends Not Fully Covered by Earnings.  The Policy Statement sets forth various guidelines that the Federal Reserve Board believes that a bank holding company should follow in establishing its dividend policy.  In general, the Federal Reserve Board stated that bank holding companies should not pay dividends except out of current earnings and unless the prospective rate of earnings retention by the holding company appears consistent with its capital needs, asset quality and overall financial condition.

Legislation Affecting Cornerstone and the Bank

The following information describes certain statutory and regulatory provisions affecting Cornerstone and the Bank and is qualified in its entirety by reference to such statutory and regulatory provisions.

FIRREA and FDICIA

Far-reaching legislation, including FIRREA and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) have for years impacted the business of banking.  FIRREA primarily affected the regulation of savings institutions rather than the regulation of commercial banks and bank holding companies like the Bank and Cornerstone, but did include provisions affecting deposit insurance premiums, acquisitions of thrifts by banks and bank holding companies, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures and substantially increased penalties for violations of banking statutes, regulations and orders.

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

The additional supervisory powers and regulations mandated by FDICIA, include a “prompt corrective action” program based upon five regulatory zones for banks, in which all banks are placed largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches two percent.  Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.  The FDIC has adopted regulations implementing the prompt corrective action provisions of the FDICIA, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk-based ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The proposed regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Various other sections of the FDICIA impose substantial audit and reporting requirements and increase the role of independent accountants and outside directors.  Set forth below is a list containing certain significant provisions of the FDICIA:

▪	annual on-site examinations by regulators (except for smaller, well-capitalized banks with high management ratings, which must be examined every 18 months);

▪	mandated annual independent audits by independent public accountants and an independent audit committee of outside directors for institutions with more than $500,000,000 in assets;

▪	new uniform disclosure requirements for interest rates and terms of deposit accounts;

▪	a requirement that the FDIC establish a risk-based deposit insurance assessment system;

▪	authorization for the FDIC to impose one or more special assessments on its insured banks to recapitalize the Bank Insurance Fund (now called the Deposit Insurance Fund);

▪	a requirement that each institution submit to its primary regulators an annual report on its financial condition and management, which report will be available to the public;

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

Gramm-Leach-Bliley Act

The activities permissible to Cornerstone and the Bank were substantially expanded by the Gramm-Leach-Bliley Act (the “Gramm Act”).  The Gramm Act repeals the anti-affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies.  The Gramm Act amended the Act to permit a financial holding company to engage in any activity and acquire and retain any company that the Federal Reserve Board determines to be (i) financial in nature or incidental to such financial activity, or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.  The Gramm Act also modifies current law relating to financial privacy and community reinvestment.  The new financial privacy provisions generally prohibit financial institutions, including the Bank and Cornerstone, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”).  The TLGP was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the U.S. Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide unlimited FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal Accounts (commonly known as NOW accounts) paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (commonly known as IOLTA) held at participating FDIC-insured institutions through June 30, 2010.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  The Bank elected to participate in the unlimited deposit insurance coverage for noninterest bearing transaction deposit accounts, but declined to participate in the senior unsecured debt guarantee coverage.

Future Legislation

Legislation is regularly introduced in both the United States Congress and the Tennessee General Assembly that contains wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions.  Such legislation may change banking statutes and the operating environment of Cornerstone and/or the Bank in substantial and unpredictable ways and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance, depending upon whether any of this potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of Cornerstone and/or the Bank.

Financial Regulatory Reform Legislation – General

Financial regulatory reform legislation pending in the United States Congress may impact all regulated financial institutions, including Cornerstone and the Bank. Bills pending include the “Wall Street Reform and Consumer Protection Act of 2009,” which passed the House of Representatives on December 11, 2009 (the “Wall Street Reform Act”). This bill included the provisions of the “Corporate and Financial Institution Compensation Fairness Act of 2009 (the “Compensation Fairness Act” ), which the House previously passed on July 31, 2009. Examples of provisions in pending legislation follow but are not intended to be all inclusive.

Say on Pay and Say on Parachutes Provisions

The Compensation Fairness Act incorporated the principal aspects of the Obama administration’s legislative proposal on executive compensation and includes corporate governance provisions commonly referred to as “Say on Pay,” and “Say on Parachutes.” The “Say on Pay” provisions apply to all companies that distribute proxies subject to the Commission’s proxy rules. “Say on Pay” requires companies to have an annual stockholder vote to approve the company’s executive compensation and related compensation disclosure. The stockholder vote is advisory only, and the new legislation would not impose any new fiduciary duties on the company’s board of directors. If the “Say on Pay” provisions of the Wall Street Reform Act become part of the final legislation, this practice will be mandatory for all companies subject to the Commission’s proxy rules, including Cornerstone.

The Wall Street Reform Act also contains “Say on Parachutes” provisions that are similar to the “Say on Pay” rules. Under the Wall Street Reform Act’s version of “Say on Parachutes,” whenever a company asks stockholders to approve an acquisition, merger, consolidation, or proposed sale or other disposition of all or substantially all of the company’s assets, these companies must propose a stockholder vote to approve any agreement or understanding with certain executive officers concerning any type of compensation, whether present, deferred or contingent based on or related to the proposed transaction. The stockholder vote would be advisory and would not impose new fiduciary duties on directors.

Compensation Committee; Compensation Advisors

The Wall Street Reform Act in its current form requires all companies that have a stock-exchange listing or stock-exchange listed equity to establish a compensation committee that is composed exclusively of independent directors. While federal securities laws, federal tax law, and stock exchange rules already contain definitions of director independence, the bills before Congress may result in a new and more stringent definition of independence for this purpose.

The Wall Street Reform Act and other bills would require that companies grant the board’s compensation committee the power to retain its own independent advisors. The expenses of these advisors would be borne by the company at the discretion of the compensation committee.

Proxy Access

The Wall Street Reform Act and other bills before Congress authorize the Commission to promulgate proxy access rules that allow stockholders to have their director nominees included in the company’s proxy materials.

Consumer Financial Protection Agency

The Wall Street Reform Act creates a new Consumer Financial Protection Agency (the “Agency”) as an independent executive agency to regulate the provision of consumer financial products or services, including (i) the Electronic Funds Transfer Act; (ii) the Equal Credit Opportunity Act; (iii) provisions of the Fair Credit Reporting Act; (iv) the Fair Debt Collection Practices Act; (v) the Home Mortgage Disclosure Act; (vi) the Real Estate Settlement Procedures Act; (vii) the Truth in Lending Act; and (viii) the Truth in Savings Act.

The Wall Street Reform Act further transfers to the Agency authorities concerning consumer financial protection functions of the Federal Reserve, the Comptroller of the Currency, the Director of the Office of Thrift Supervision, the FDIC, the Federal Trade Commission, and the National Credit Union Administration.

Because the exact scope of the Agency’s powers and priorities are not yet well-defined, Cornerstone cannot yet predict the impact of the formation of this new regulator on the conduct of Cornerstone’s and the Bank’s businesses.

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

There are substantial doubts as to Cornerstone’s ability to continue as a going concern.

In its report dated March 29, 2010, Cornerstone’s independent registered public accounting firm stated that uncertainty regarding Cornerstone’s holding company loans raises substantial doubt about Cornerstone’s ability to continue as a going concern.  In that firm’s opinion, such doubt arises from Cornerstone’s failure to comply with certain debt covenants under two loans totaling approximately $5.4 million and secured by a pledge of all of the Bank’s common stock.  If Cornerstone is unable to comply with such covenants or obtain a waiver from the lender for such violations, the lender may declare the loans in default and take possession of the Bank’s common stock.  If this event were to occur, Cornerstone’s assets and operations would be substantially reduced and therefore its ability to continue as a going concern would be in substantial doubt.  The Board of Directors and management are actively considering strategic alternatives, which may include a capital infusion through the issuance and sale of common stock, preferred stock or other securities (including securities convertible into shares of common stock) in public or private offerings, to provide sufficient proceeds to Cornerstone to pay off the holding company debt.  Cornerstone can give no assurance that any such alternative, if and once consummated, will provide greater value to shareholders than that reflected in the current stock price.  In addition, to the extent such alternatives involve equity financing, as presently anticipated, it could result in substantial dilution to current shareholders and could adversely affect the price of Cornerstone’s common stock.  The going concern risk is discussed further in Item 7 herein (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in footnote 2 to Cornerstone’s audited consolidated financial statements in Item 8 herein.

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

Cornerstone’s success depends significantly upon economic conditions in the local markets where the Bank operates.

Substantially all of the Bank’s loan and deposit customers live, work and bank in the Chattanooga, Tennessee MSA. As a result, the success of the Bank and, in turn, Cornerstone depends upon a sound local economy to provide opportunities for new business ventures, increased loan demand and the need for deposit services. Cornerstone’s profitability is impacted by these local factors as well as general economic conditions and interest rates. For example, Cornerstone’s earnings may be negatively impacted by increases in unemployment rates or reductions in population, income levels, deposits and housing starts. Adverse economic conditions in the local markets where the Bank operates may reduce its growth rate and diminish the ability of its customers to service their loan obligations. A prolonged economic downturn could also negatively impact collateral values or cash flows of borrowing businesses, and as a result the Bank’s primary source of repayment could be insufficient to service the debt. In addition, adverse consequences to the Bank (and, consequently, to Cornerstone) in the event of a prolonged economic downturn in its local markets could be compounded by the fact that many of the Bank’s commercial and real estate loans are secured by real estate located in those market areas. Significant decline in real estate values in these market areas would mean that the collateral for many of the Bank’s loans would provide less security. As a result, the Bank would be more likely to suffer losses on defaulted loans because its ability to fully recover on defaulted loans by selling the real estate collateral would be diminished. Adverse economic conditions in the Bank’s local markets, including sustained periods of increased payment delinquencies, foreclosures or losses in the State of Tennessee or the State of Georgia, could impair the Bank’s ability to collect loans and could otherwise have a negative effect on the Bank’s and Cornerstone’s assets, revenues, results of operations and financial condition.

Continuing negative developments in the financial services industry and U.S. and global capital and credit markets may lead to additional regulation and further deterioration of Cornerstone’s results of operations and financial condition.

Negative developments in the capital and credit markets during 2008 and 2009 have resulted in uncertainty in the financial markets.  It is anticipated that these negative economic developments will continue into 2010.  Financial institutions across the United States, including the Bank, have experienced deteriorating asset quality.  Loan portfolios include impaired loans to businesses struggling to stay in operation or achieve adequate cash flow. A decline in collateral values supporting these loans have also impacted the ability of businesses or consumers to obtain loans or increased financial institutions’ losses in the event of foreclosure and liquidation.  At the same time financial institutions have experienced concerns regarding liquidity.  This concern has increased the competition for deposits in Cornerstone’s local market as well as wholesale funding options.  These events have impacted Cornerstone’s, as well as other bank holding companies’, stock prices.  The potential impact of these events may be an expansion of existing or creation of new federal or state laws and regulations regarding lending and funding practices, liquidity standards and compliance issues.  Continued negative developments or Cornerstone’s inability to respond to these new operating and regulatory requirements could further negatively impact Cornerstone’s results of operations.  The negative consequences could limit Cornerstone’s ability to originate new loans or obtain adequate funding or increase costs associated with regulatory compliance.   Ultimately, these changes could result in modifications to Cornerstone’s existing or future strategic plans, capital requirements, compensation, financial performance and/or stock performance.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

Under the Temporary Liquidity Guarantee Program (“TLGP”) the FDIC may offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions.  Participation in the TLGP likely will require the payment of additional insurance premiums to the FDIC.  We may be required to pay higher FDIC premiums than those published for 2009 because market developments have depleted the deposit insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.  The U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) in response to the impact of the volatility and disruption in the capital and credit markets on the financial sector.  The U.S. Department of the Treasury (“U.S. Treasury”) and the federal banking regulators implemented a number of programs under this legislation to address these conditions and the asset quality, capital and liquidity issues they have caused for certain financial institutions and to improve the general availability of credit for consumers and businesses.  In addition, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”) in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability.  The EESA and ARRA have been followed by numerous actions by the Federal Reserve, the U.S. Congress, the U.S. Treasury, the FDIC, the Commission and others to address the liquidity and credit crisis that followed the sub-prime meltdown. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. financial system. The TLGP, the EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, Cornerstone’s business, financial condition, results of operations and/or access to credit, as well as the trading price of its common stock, could be materially and adversely affected.

Cornerstone cannot fully predict the impact of future legislation on its and the Bank’s businesses.

Financial regulatory reform legislation pending in the U.S. Congress may impact all regulated financial institutions, including Cornerstone and the Bank. Bills pending include, among others, the “Wall Street Reform and Consumer Protection Act of 2009,” which passed the House of Representatives on December 11, 2009 (the “Wall Street Reform Act”). This bill included the provisions of the “Corporate and Financial Institution Compensation Fairness Act of 2009 (the “Compensation Fairness Act”), which the House previously passed on July 31, 2009. The proposed legislation in its current form includes changes in corporate governance and executive compensation that may impact how Cornerstone currently does business. The Wall Street Reform Act also creates a new Consumer Financial Protection Agency (the “Agency”) as an independent executive agency to regulate the provision of consumer financial products or services. The Wall Street Reform Act further transfers to the Agency authorities concerning consumer financial protection functions of the Federal Reserve, the Comptroller of the Currency, the Director of the Office of Thrift Supervision, the FDIC, the Federal Trade Commission, and the National Credit Union Administration.  Because the exact scope of the Agency’s powers and priorities are not yet well-defined, Cornerstone cannot yet predict the impact of the formation of this new regulator on the conduct of its and the Bank’s businesses and whether Cornerstone’s costs associated with compliance with consumer protection laws and regulations will increase.

Cornerstone and the Bank are subject to federal and state regulations that impact their operations and financial performance.

Cornerstone and the Bank operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies, including the Federal Reserve Board, the FDIC and the TDFI. Compliance with the numerous banking regulations is costly and requires investment in human and information technology resources. Certain activities of Cornerstone and/or the Bank, such as the payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices, are impacted by these regulations. The Bank is also subject to capitalization guidelines established by its regulators, which require it to maintain adequate capital to support its growth.

The laws and regulations applicable to the banking industry are subject to change at any time. Cornerstone cannot predict the events that will result in regulatory changes nor their impact on the banking industry in general and Cornerstone and the Bank in particular. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance for Cornerstone and the Bank could adversely affect their ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Commission, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, Cornerstone has experienced, and may continue to experience, greater compliance costs.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

In situations similar to the Bank’s the FDIC has been known to issue Consent Orders that have contained one or more of the following provisions: a requirement to augment capital; a requirement to closely monitor criticized assets; a requirement to closely monitor and manage liquidity; and other similar requirements.  If the Bank were to be presented with such a supervisory agreement, the Bank’s Board of Directors would likely consent to its terms.

The Bank’s  loan portfolio includes an elevated, although declining level, of residential construction and land development loans, which have a greater credit risk than residential mortgage loans.

The Bank engages in residential construction and land development loans to developers. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Furthermore, during adverse general economic conditions, such as are now being experienced in residential real estate construction nationwide, borrowers involved in the residential real estate construction and development business may suffer above normal financial strain. Throughout 2009, the number of newly constructed homes or lots sold in the Bank’s market areas has continued to decline, negatively affecting collateral values. As the residential real estate development and construction market in the Bank’s markets has deteriorated, the Bank’s borrowers in this segment have begun to experience difficulty repaying their obligations to the Bank. As a result, the Bank’s loans to these borrowers have deteriorated and may deteriorate further and may result in additional charge-offs negatively impacting the Bank’s (and consequently, Cornerstone’s) results of operations. Additionally, to the extent repayment is dependent upon the sale of newly constructed homes or lots, such sales are likely to be at lower prices or at a slower rate than was expected when the loan was made, which may result in such loans being placed on non-accrual status and subject to higher loss estimates even if the borrower keeps interest payments current. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge-offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact the Bank’s (and, consequently, Cornerstone’s) financial condition and results of operations.

If the Bank’s asset quality continues to decline or it continues to experience greater loan losses than anticipated, the earnings and overall financial condition of the Bank and Cornerstone will be adversely affected even further.

The assets of Cornerstone and the Bank are primarily comprised of loans. The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. While the risk of nonpayment of loans is inherent in banking, the Bank has experienced higher nonpayment levels than it anticipated, which has had a significant adverse effect on its (and, consequently, Cornerstone’s) earnings and overall financial condition. Although the Bank has taken actions to prevent further decline, including the creation of a special asset committee to develop and review action plans for minimizing loan losses and the dedication of resources to assist in the collection and recovery process, there can be no assurance that the outcome of such actions will be successful. To minimize the likelihood of a substandard loan portfolio, the Bank assesses the credit worthiness of customers and performs collateral valuations. Management also maintains an allowance for loan losses based upon, among other things, historical experience and an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if regulatory authorities require the Bank to increase its allowance for loan losses as a part of their examination process, additional provision expense would be incurred and the earnings and capital of the Bank and Cornerstone could be significantly and adversely affected. For example, as previously reported, for the third quarter of 2009 the Bank was required to fund an additional provision of $1.625 million for loan losses following a joint examination of the Bank by the FDIC and the TDFI, and for the fourth quarter of 2009 the Bank provided $4.15 million of additional provision for loan losses after charging off possible losses and writing off other real estate losses. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of management’s control. These additions may require increased provision expense which would negatively impact Cornerstone’s results of operations.

Cornerstone has increased levels of other real estate, primarily as a result of foreclosures.

As the Bank has begun to resolve non-performing real estate loans, Cornerstone has increased the level of foreclosed properties, primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments due to new appraisal values and gains or losses on disposition. As levels of other real estate increase and also as local real estate values decline, these charges will likely increase, negatively affecting Cornerstone’s results of operations.

The Bank may require additional capital which may not be able to be obtained.

The Bank may require capital from sources other than earnings generation. In November 2009, the FDIC downgraded the Bank’s status to an “adequately capitalized” institution, which, among other things, restricts the interest rates payable by the Bank for time deposits. To restore the Bank’s status as a “well capitalized” institution, Cornerstone intends to provide capital to the Bank through additional sources, which may include additional equity investments, public or private offerings of common stock (including securities convertible into common stock), preferred stock or trust preferred securities, borrowed funds or any combination of these sources of funds. Cornerstone’s ability to access these alternative capital sources may be limited due to regulatory restrictions or the condition of the capital markets. Therefore, Cornerstone’s ability to rebuild the Bank’s capital reserves may be impaired.

Liquidity needs could adversely affect Cornerstone’s results of operations and financial condition.

Cornerstone relies on dividends from the Bank as its primary source of funds. However, in November 2009, following the conclusion of a joint examination of the Bank by the FDIC and the TDFI, the FDIC placed restrictions on the Bank’s ability to pay cash dividends, requiring that the Bank first obtain a non-objection from the FDIC. Furthermore, the majority of the Bank’s funds are comprised of customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The repayment of loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, Cornerstone currently is, and may from time to time in the future be, required to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Alternative sources include advances from the Federal Home Loan Bank and federal funds lines of credit from correspondent banks. While Cornerstone believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. Cornerstone may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets if these alternative sources are not adequate.

The Bank has a significant deferred tax asset and cannot assure you that it will be fully realized.

The Bank has net deferred tax assets of $551 thousand as of December 31, 2009. The Bank did not establish a valuation allowance against its federal net deferred tax assets as of December 31, 2009 because it believes that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, the Bank estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from current forecasts, the Bank may need to establish a valuation allowance, which could have a material temporary adverse effect on its results of operations and financial condition.

A decline in Cornerstone’s stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.

A significant and sustained decline in Cornerstone’s stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. If Cornerstone were to conclude that a write-down of goodwill is necessary, then the appropriate charge would likely cause a material loss.

Competition from financial institutions and other financial service providers may adversely affect Cornerstone’s profitability.

The banking business is highly competitive and the Bank experiences competition in each of its markets from many other financial institutions. The Bank competes with other commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in the Bank’s primary market areas and elsewhere.

Additionally, the Bank faces competition from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract the Bank’s customers, and may attempt to hire the Bank’s management and employees.

The Bank competes with these other financial institutions both in attracting deposits and in making loans. In addition, the Bank has to attract its customer base from other existing financial institutions and from new residents. The Bank expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.

Cornerstone may issue common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain capital at desired or regulatory-required levels or to replace existing capital, Cornerstone may be required to issue shares of common stock, preferred stock or other securities, including securities convertible into, exchangeable for or representing rights to acquire shares of common stock. The sale of these shares may significantly dilute shareholder ownership. New investors in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Changes in interest rates could adversely affect Cornerstone’s results of operations and financial condition.

Changes in interest rates may affect Cornerstone’s level of interest income, the primary component of its gross revenue, as well as the level of its interest expense. Interest rates are highly sensitive to many factors that are beyond Cornerstone’s control, including general economic conditions and the policies of various governmental and regulatory authorities. Accordingly, changes in interest rates could decrease Cornerstone’s net interest income. Changes in the level of interest rates also may negatively affect Cornerstone’s ability to originate real estate loans, the value of its assets and the ability to realize gains from the sale of its assets, all of which ultimately affects earnings. Recent economic events have prompted the Federal Reserve to reduce its federal funds rate. Due to the rapid decline in interest rates, the Bank was unable to recalibrate its liabilities at the same rate at which loan rates declined. As a result, the net interest margin was impacted negatively during 2009 and is expected to continue into 2010. If the Federal Reserve’s federal funds rate remains at extremely low levels or does not increase above the Bank’s interest rate floors, Cornerstone’s funding costs may increase which will negatively impact the net interest margin and Cornerstone’s financial performance.

Cornerstone relies heavily on the services of key personnel and the unexpected loss of any of those personnel could adversely affect its operations.

In November 2009, Gregory B. Jones resigned as Cornerstone’s Chief Executive Officer, and this position was assumed by Nathaniel F. Hughes (in addition to his then existing role as President) on an interim basis until a permanent successor is named. The search for the successor is ongoing and will give consideration to external and internal candidates, including Mr. Hughes unless he declines such consideration. Cornerstone relies on the strategies and management services of Mr. Hughes, particularly during this critical transition period. Although Cornerstone has entered into an employment agreement with Mr. Hughes, the loss of his services could have a material adverse effect on Cornerstone’s business, results of operations and financial condition. Cornerstone is also dependent on certain other key officers who have important customer relationships or are instrumental to its lending and depository operations. Changes in key personnel and their responsibilities may be disruptive to operations and could have a material adverse effect on Cornerstone’s financial condition and earnings. Cornerstone believes that its future results will also depend upon its ability to attract and retain highly skilled and qualified personnel, particularly in those areas where Cornerstone may open new branches.

Cornerstone is subject to Tennessee’s anti-takeover statutes and certain charter provisions that could decrease its chances of being acquired even if the acquisition is in the best interest of Cornerstone’s shareholders.

As a Tennessee corporation, Cornerstone is subject to various legislative acts that impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. These statutes may delay or prevent offers to acquire Cornerstone and increase the difficulty of consummating any such offers, even if the acquisition would be in its shareholders’ best interests. Cornerstone’s charter also contains provisions which may make it difficult for another entity to acquire it without the approval of a majority of the disinterested directors on its board of directors. Secondly, the amount of common stock owned by, and other compensation arrangements with, certain of Cornerstone’s officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose. Agreements with Cornerstone’s senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of Cornerstone’s board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals that the board of directors and officers oppose.

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

Even though Cornerstone’s common stock is currently traded on the OTC Bulletin Board, the trading volume in its common stock has been limited, and the sale of substantial amounts of Cornerstone’s common stock in the public market could depress the price.

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

Cornerstone derives the majority of its income from dividends on the shares of common stock of the Bank. The ability of the Bank to declare and pay dividends is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to banks that are regulated by the FDIC and the TDFI. On November 12, 2009, the FDIC placed restrictions on the Bank’s ability to pay cash dividends, requiring that the Bank first obtain a non-objection from the FDIC. In addition, the Federal Reserve Board may impose restrictions on Cornerstone’s ability to pay dividends on its common stock. As a result, Cornerstone cannot assure its shareholders that it will declare or pay dividends on shares of its common stock in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

As of December 31, 2009, the principal offices of Cornerstone are located at 835 Georgia Avenue, Chattanooga, Tennessee 37402.  In addition, the Bank operates five full-service branches and one loan production office that are located at:

Banking Branches	4154 Ringgold Road, East Ridge, Tennessee (owned by the Bank)
5319 Highway 153, Hixson, Tennessee (owned by the Bank)
2280 Gunbarrel Road, Chattanooga, Tennessee (owned by the Bank)
8966 Old Lee Highway, Ooltewah, Tennessee (owned by the Bank)
835 Georgia Avenue, Chattanooga, Tennessee (leased by the Bank)

Loan Production Office	202 West Crawford Street, Dalton, Georgia (leased by the Bank)

The Georgia Avenue facility located in downtown Chattanooga, Tennessee serves as a branch location for the Bank’s customers as well as Cornerstone’s executive offices.  The Bank also owns a vacant building and lot at 103 S. Campbell Station Road Knoxville, Tennessee, which is currently for sale.  Cornerstone leases and operates a service center located at 6401 Lee Corners, Suite 119, Chattanooga, TN. to facilitate all of its noncustomer contact functions.

ITEM 3.  LEGAL PROCEEDINGS

As of the end of 2009, neither Cornerstone, the Bank nor Eagle was involved in any material litigation.  The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business.  Management believes that any claims pending against Cornerstone or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s or Eagle’s financial condition or Cornerstone’s consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2009 to a vote of security holders of Cornerstone through a solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 11, 2010, Cornerstone had 6,500,396 shares of common stock outstanding. Cornerstone’s common stock is quoted on the OTC Bulletin Board under the symbol “CSBQ” but is not listed on a national securities exchange.  There are ten market makers who provide a market for Cornerstone’s common stock.

There were approximately 550 holders of record of the common stock as of December 31, 2009.   This number does not include shareholders with shares in nominee name held by the Depository Trust Company (DTC).  As of the end of 2009, there were approximately 3,783,000 shares held in nominee name by DTC.  Cornerstone paid quarterly cash dividends in 2009 in the amount of $0.10 per share.  Cornerstone’s board of directors will continue to evaluate the amount of future dividends, if any, after capital needs required for expected growth of assets are reviewed.  The payment of dividends is within the discretion of the board of directors, considering Cornerstone’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks.  Currently, the Bank is under a restriction from the FDIC that no dividend can be paid from the Bank to the holding company without prior approval.

Table 1 presents the high and low closing prices of Cornerstone’s common stock for the periods indicated, as reported by published sources and cash dividends declared on its common stock for the last two fiscal years.  The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

TABLE 1

High and Low Common Stock Share Price for Cornerstone			Cash Dividends
2010 Fiscal Year	Low	High	Paid Per Share
First Quarter (through Feb. 17, 2010)	$2.10	$2.30	-

2009 Fiscal Year
First Quarter	$3.50	$6.00	$0.07
Second Quarter	$4.00	$6.00	$0.03
Third Quarter	$2.65	$5.77	-
Fourth Quarter	$1.95	$3.71	-

2008 Fiscal Year
First Quarter	$7.99	$10.90	$0.07
Second Quarter	$5.85	$8.95	$0.07
Third Quarter	$5.25	$7.25	$0.07
Fourth Quarter	$4.75	$6.00	$0.07

ITEM 6.  SELECTED FINANCIAL DATA

Table 2 presents selected financial data for the periods indicated (amounts in thousands, except per share data).

TABLE 2

	At and for the Fiscal Years Ended December 31,
	2009	2008	2007	2006	2005
Total interest income	$26,308	$30,680	$34,784	$29,158	$20,672
Total interest expense	11,189	12,698	14,414	10,306	6,077
Net interest income	15,119	17,982	20,370	18,852	14,594
Provision for loan losses	14,899	3,498	10,409	1,106	1,401
Net interest income after provision for loan losses	220	14,484	9,961	17,746	13,193
Noninterest income	541	1,892	1,695	2,111	1,904
Noninterest expense	14,276	12,568	10,926	10,718	8,216
Income before income taxes	(13,515)	3,808	730	9,139	6,881
Income tax (benefit) / expense	(5,336)	1,296	(141)	3,328	2,556
Net (loss) income	$(8,179)	$2,512	$871	$5,811	$4,325

Per Share Data:
Net income / (loss), basic	$(1.26)	$0.39	$0.13	$0.87	$0.69
Net income / (loss), assuming dilution	$(1.26)	$0.38	$0.12	$0.83	$0.64
Cash dividends paid	$0.10	$0.28	$0.20	$0.12	$0.09
Book value	$4.28	$5.78	$5.70	$5.86	$5.07
Tangible book value(1)	$3.89	$5.33	$5.24	$5.40	$4.54

Financial Condition Data:
Assets	$532,404	$471,803	$444,421	$374,942	$323,611
Loans, net of unearned interest	$330,787	$378,472	$369,883	$305,879	$262,008
Cash and investments	$164,982	$57,286	$51,798	$51,577	$46,074
Federal funds sold	$—	$11,025	$—	$—	$—
Deposits	$404,742	$326,583	$313,250	$275,816	$252,435
FHLB advances and line of credit	$72,350	$71,250	$47,100	$39,500	$30,000
Federal funds purchased and repurchase agreements	$26,322	$35,790	$41,560	$19,249	$4,790
Shareholders’ equity	$27,837	$36,502	$36,327	$38,183	$32,466
Tangible shareholders’ equity(1)	$25,258	$33,661	$33,386	$35,137	$29,089

Selected Ratios:
Interest rate spread	2.95%	3.67%	4.51%	5.16%	4.93%
Net interest margin(2)	3.27%	4.16%	5.22%	5.80%	5.43%
Return on average assets	(1.69)%	0.55%	0.21%	1.69%	1.51%
Return on average equity	(24.34)%	6.71%	2.14%	16.27%	14.98%
Return on average tangible equity(1)	(26.36)%	7.26%	2.31%	17.78%	16.96%
Average equity to average assets	6.93%	8.27%	9.86%	10.36%	10.09%
Dividend payout ratio	N/A	70.59%	149.71%	13.33%	12.17%
Ratio of nonperforming assets to total assets	3.36%	1.48%	0.40%	0.40%	0.47%
Ratio of allowance for loan losses to nonperforming loans	80.24%	226.23%	791.16%	25.90%	20.70%
Ratio of allowance for loan losses to total average loans, net of unearned income	1.63%	2.49%	3.88%	1.50%	1.50%

(1)	Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.

(2)
Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets less the interest rate paid on interest bearing liabilities.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Certain financial information included in Cornerstone’s summary consolidated financial data is determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”).  These non-GAAP financial measures are “tangible book value per share,” “tangible shareholders’ equity,” and “return on average tangible equity.” Management uses these non-GAAP measures in its analysis of Cornerstone’s financial performance.

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

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. Table 3 presents a reconciliation to provide a more detailed analysis of these non-GAAP performance measures:

TABLE 3

	At and for the Fiscal Years Ended December 31,
	2009	2008	2007	2006	2005
Number of shares outstanding	6,500,396	6,319,718	6,369,718	6,511,848	6,401,726

Book value	$27,837,479	$36,501,509	$36,327,350	$38,183,265	$32,466,363
Book value per share	$4.28	$5.78	$5.70	$5.86	$5.07

Book value	$27,837,479	$36,501,509	$36,327,350	$38,183,265	$32,466,363
Less: goodwill and other intangible assets	2,579,211	2,840,773	2,941,798	3,046,287	3,376,892
Tangible book value	25,258,268	33,660,736	33,385,552	35,136,978	29,089,471
Effect of intangible assets per share	$0.39	$0.45	$0.46	$0.46	$0.53

Tangible book value per share	$3.89	$5.33	$5.24	$5.40	$4.54

Net (loss) / income	$(8,178,639)	$2,511,824	$871,152	$5,811,600	$4,324,519
Average equity	33,600,000	37,435,000	40,737,000	35,728,000	28,874,000
Return on average equity	(24.34)%	6.71%	2.14%	16.27%	14.98%

Average equity	$33,600,000	$37,435,000	$40,737,000	$35,728,000	$28,874,000
Less: goodwill and other intangible assets	2,579,211	2,840,773	2,941,798	3,046,287	3,376,892
Average tangible equity	$31,020,789	$34,594,227	$37,795,202	$32,681,713	$25,497,108
Effect of intangible assets	(2.02)%	0.55%	0.17%	1.51%	1.98%
Return on average tangible equity	(26.36)%	7.26%	2.31%	17.78%	16.96%

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s discussion and analysis of Cornerstone’s operations, prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of applicable federal and state securities laws.  Although Cornerstone believes that the assumptions underlying such forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate.  The use of such words as “expect,” “anticipate,” “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable.  Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting Cornerstone’s customers, and other risks that cannot be accurately quantified or completely identified.  Many factors affecting Cornerstone’s financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted.  These factors are unpredictable and beyond Cornerstone’s control.  Earnings may fluctuate from period to period.  The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of Cornerstone, and not to predict the future or to guarantee results.  Cornerstone is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change.  Cornerstone undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

Going Concern Considerations

Prior to 2009, Cornerstone Community Bank (the “Bank”) had a history of profitable operations and sufficient sources of liquidity to meet its funding needs.  However, the Bank’s parent holding company, Cornerstone Bancshares, Inc. (“Cornerstone”), relies primarily on dividends from the Bank to meet its funding needs.  Cornerstone’s funding needs as of December 31, 2009 primarily consisted of principal and interest payments on two holding company loans totaling approximately $5.4 million secured by 100% of the Bank’s common stock.  In January 2010, the loans were renewed and Cornerstone received a waiver regarding previous covenant violations through September 30, 2009 with the understanding that future covenant violations would likely be waived as they were incurred.  As of December 31, 2009, the Bank was restricted from paying dividends to Cornerstone due to the Bank’s recent operating losses and the Bank’s capital position of less than “well capitalized” under the regulatory framework for prompt corrective action.  This restriction coupled with Cornerstone’s failure to meet certain holding company loan covenants has prompted management to perform an assessment of the going concern of Cornerstone.

Management’s business plan for 2010 projects the Bank’s return to profitability and a well capitalized position; however, covenant compliance is determined on a quarterly basis with certain of the covenants being based on rolling quarterly averages.  Thus, management’s projections do not anticipate full compliance with the covenants during 2010.  Because it is uncertain whether the holding company loans will be retained by the current lender or sold to the open market, management has placed a priority on replacing the holding company loans with capital.  Management believes Cornerstone’s ability to continue as a going concern would be in substantial doubt if the holding company loans were to be sold to the open market.  To avoid this possibility, Cornerstone believes that it must raise additional capital to allow repayment of the holding company indebtedness and further enhance the capital position of the Bank and is actively considering strategic alternatives, which may include a capital infusion through the issuance and sale of common stock, preferred stock or other securities (including securities convertible into shares of common stock) in public or private offerings.

Management’s Discussions and Analysis of Financial Condition and Results of Operations

Cornerstone is a bank holding company and the parent company of the Bank, a Tennessee banking corporation which operates primarily in and around Chattanooga, Tennessee.  The Bank has one wholly owned subsidiary Eagle Financial, Inc., (“Eagle”) an accounts receivable financing company.  In prior years, Eagle was owned and operated by Cornerstone.  However, on June 30, 2009, Eagle was sold to the Bank. The Bank has five full-service banking offices located in Hamilton County, Tennessee, and one loan production office located in Dalton, Georgia.  The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. The Bank closed a second loan production office located in Knoxville, Tennessee as of September 2009.  The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts, and interest and dividends collected on other investments.  The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses, and other overhead expenses. Eagle’s principal source of income is revenue received from the purchase of receivables. Expenses are related to employee compensation and benefits, office and overhead expenses.

The following is a discussion of Cornerstone’s financial condition at December 31, 2009 and December 31, 2008 and Cornerstone’s results of operations for each of the three-years ended December 31, 2009, 2008 and 2007. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of December 31, 2009, Cornerstone had total consolidated assets of approximately $532 million, total loans of approximately $337 million, total deposits of approximately $405 million and stockholders’ equity of approximately $28 million.  Cornerstone incurred a net loss of $8.2 million for 2009 compared to a net income of $2.5 million for 2008 and net income of $871 thousand for 2007.

Results of Operations

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities.  Net interest income is also the most significant component of Cornerstone’s earnings.  For the year ended December 31, 2009, Cornerstone recorded net interest income of approximately $15,119,000, which resulted in a net interest margin of 3.27%.  For the year ended December 31, 2008, Cornerstone recorded net interest income of approximately $17,982,000, which resulted in a net interest margin of 4.16%.  For the year ended December 31, 2007, Cornerstone recorded net interest income of approximately $20,369,000, which resulted in a net interest margin of 5.22%.

Table 4 presents information with respect to interest income from average interest-earning assets, expressed both in dollars and yields, and interest expense on average interest-bearing liabilities, expressed both in dollars and rates, for the periods indicated.  The table includes loan yields, which reflect the amortization of deferred loan origination and commitment fees.  Interest income from investment securities includes the accretion of discounts and amortization of premiums.

TABLE 4

Yields Earned on Average Earning Assets and Rates Paid on Average Interest Bearing Liabilities
Years Ended December 31,
	2009			2008			2007
(In thousands) ASSETS	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Interest-earning assets:
Loans(1)(2)	$363,146	$24,402	6.72%	$385,957	$28,661	7.43%	$353,278	$32,981	9.34%
Investment securities(3)	63,854	1,840	3.10%	47,096	1,996	4.36%	37,673	1,750	4.80%
Other earning assets	40,085	66	0.16%	869	23	2.70%	760	52	6.86%
Total interest-earning assets	467,085	26,308	5.66%	433,922	30,680	7.08%	391,711	34,783	8.89%
Allowance for loan losses	(8,088)			(8,496)			(5,009)
Cash and other assets	25,672			27,179			26,341
Total assets	$484,669			$452,605			$413,043
TOTAL LIABILITIES AND EQUITY
Interest-bearing liabilities:
Deposits:
NOW accounts	$27,864	$98	0.35%	$30,106	$211	0.70%	$36,327	$802	2.21%
Money market / Savings	35,269	303	0.86%	51,600	826	1.60%	55,808	2,018	3.61%
Time deposits, $100m and
Over	61,533	2,049	3.33%	59,083	2,371	4.01%	61,172	3,134	5.12%
Time deposits, under $100m	195,018	5,559	2.85%	131,138	5,891	4.49%	107,498	5,387	5.01%
Total interest-bearing deposits	319,684	8,009	2.51%	271,927	9,299	3.42%	260,805	11,341	4.35%
Federal funds purchased	-	-	-	12,952	339	2.62%	11,374	613	5.39%
Securities sold under
agreement to repurchase	21,624	174	0.80%	18,580	261	1.41%	8,103	244	3.01%
Other borrowings	72,150	3,006	4.17%	68,578	2,799	4.08%	48,282	2,216	4.59%
Total interest-bearing
Liabilities	413,458	11,189	2.71%	372,037	12,698	3.41%	328,564	14,414	4.39%
Net interest spread			2.95%			3.67%			4.51%

Other liabilities:
Demand deposits	40,816			42,915			41,503
Accrued interest payable and
Other liabilities	(3,205)			218			2,240
Stockholders’ equity	33,600			37,435			40,737
Total liabilities
And stockholders’ equity	$484,669			$452,605			$413,043

Net interest margin		$15,119	3.27%		$17,982	4.16%		$20,369	5.22%

(1)  Interest income on loans includes amortization of deferred loan fees and other discounts of $78 thousand, $227 thousand, and $302 thousand for the fiscal years ended December 31, 2009, 2008, and 2007, respectively.

(2)  Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.

(3)  Yields on securities are calculated on a fully tax equivalent basis.

Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•
The net interest margin decreased 89 basis points from 4.16% as of December 31, 2008 to 3.27% as of December 31, 2009.  Several factors related to the Bank’s interest revenue were the primary reasons for the decrease.  First, the yield on the Bank’s loan portfolio decreased from 7.43% as of December 31, 2008 to 6.72% as of December 31, 2009.  Interest income from the Bank’s loan portfolio was negatively affected by a combination of loan repricing and an increased level of nonaccrual loans.  A second factor was the change in the asset mix of the Bank’s earning asset portfolio.   During 2009, the Bank’s earning asset portfolio mix shifted from 85% loan to assets to 75% loan to assets.  The Bank anticipates that the asset portfolio mix will continue to decrease as the Bank reduces the amount of its loan portfolio to improve the Bank’s risk profile and improve liquidity.

•
In September 2007, the Federal Reserve Bank initiated a series of interest rate reductions to the Federal Funds Target rate from 5.25% to its current level 0.25%, which has been in effect since January 2009.  This 500 basis point reduction placed downward pressure on the banking industry’s net interest margins.  Cornerstone was also impacted by this reduction which lowered its net interest margin to 4.16% for the year ended December 31, 2008 compared to 5.22% for the year ended December 31, 2007.

•
As of December 31, 2009, the Bank’s investment portfolio resulted in a yield of 3.10% compared to 4.36% as of December 31, 2008.  The Bank’s investment portfolio is used primarily for pledging purposes with the State of Tennessee Collateral Pool, Federal Reserve Bank discount window, to secure repurchase agreements and to provide additional collateral to the Federal Home Loan Bank to secure the Bank’s fixed rate term advances.  During 2009, the Bank aggressively reshaped its investment portfolio to decrease its credit risk profile.  As of December 31, 2009, the Bank’s securities portfolio was invested approximately 75% in Government National Mortgage Association (GNMA) securities, approximately 13% in municipal general obligation securities and 12% in Agency-Backed securities.   During 2009, the Bank maintained its large position of variable rate securities and increased its longer term securities holdings to take advantage of the historically steep Treasury yield curve and artificially high spreads in the municipal bond market.  Currently, the Bank’s securities portfolio is larger than historic levels but management believes the higher level of liquidity is appropriate given the uncertain regulatory and credit environment.

•
As of December 31, 2008, the Bank’s investment portfolio resulted in a yield of 4.36% compared to 4.80% as of December 31, 2007.  As of December 31, 2008, approximately 50% of the security portfolio was invested in Agency LIBOR floaters to protect the Bank from rapid increases in interest rates.

Tables 5 and 6 present the changes in interest income and interest expense that are attributable to three factors:

(i)	A change in volume or amount of an asset or liability.

(ii)	A change in interest rates.

(iii)	A change caused by the combination of changes in asset or deposit mix.

The tables describe the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Cornerstone’s interest income and expense during the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided as to changes attributable to change in volume (change in volume multiplied by current rate) and change in rates (change in rate multiplied by current volume).  The remaining difference has been allocated to mix.

TABLE 5

INTEREST INCOME AND EXPENSE ANALYSIS

	Year Ended December 31,
	2009 Compared to 2008
(In Thousands)	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	$(1,533)	$(2,578)	$(148)	$(4,259)
Investment securities	520	(805)	129	(156)
Other earning assets	63	(1,018)	998	43
Total interest income				(4,372)

Interest expense:
NOW accounts	(8)	(98)	(7)	(113)
Money market and savings accounts	(140)	(261)	(122)	(523)
Time deposits, $100,000 and over	73	(911)	516	(322)
Time deposits, less than $100,000	1,897	(2,594)	365	(332)
Other borrowings	146	14	47	207
Federal funds purchased	-	-	(339)	(339)
Securities sold under agreement to repurchase	32	(80)	(39)	(87)
Total interest expense				(1,509)
Change in net interest income (expense)				$(2,863)

(1)      Loan amounts include non-accruing loans

(2)      Interest income includes the portion of loan fees recognized in the respective periods.

TABLE 6

INTEREST INCOME AND EXPENSE ANALYSIS

	Year Ended December 31,
	2008 Compared to 2007
(In Thousands)	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	$2,428	$(7,372)	$622	$(4,320)
Investment securities	411	(188)	23	246
Other earning assets	3	(22)	(10)	(29)
Total interest income				(4,103)

Interest expense:
NOW accounts	(44)	(455)	(92)	(591)
Money market and savings accounts	(67)	(1,040)	(85)	(1,192)
Time deposits, $100,000 and over	(93)	(402)	(268)	(763)
Time deposits, less than $100,000	1,017	(931)	418	504
Other borrowings	828	(349)	104	583
Federal funds purchased	41	(359)	44	(274)
Securities sold under agreement to repurchase	148	(297)	166	17
Total interest expense				(1,716)
Change in net interest income (expense)				$(2,387)

(1) Loan amounts include non-accruing loans.

 (2) Interest income includes the portion of loan fees recognized in the respective periods.

Provision for Loan Losses- The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to $14.9 million for the year ended December 31, 2009 compared to $3.5 million for the year ended December 31, 2008.  Cornerstone’s policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses, are considered adequate by management and are periodically reviewed by regulators.  However, there are factors beyond Cornerstone’s control, such as conditions in the local and national economy which may (and, for 2009, in fact did) negatively impact Cornerstone’s asset quality.  The measurements are approximations which may require additional provisions to loan losses based upon changing circumstances or when additional information becomes available or known.  Other matters relating to the changes in provision for loan losses are presented below:

•
Cornerstone’s provision for loan losses during 2009 was needed to address multiple credits that continued to deteriorate as a result of the prolonged economic downturn.  The Bank has seen material deterioration of its client’s cash reserves and collateral values during 2009.  However, the rate of decline slowed during the fourth quarter of 2009.

•
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

•
To address the problem credits within the Bank’s loan portfolio a Special Asset Committee was created during 2008.  This committee has instructed the Bank’s loan review department to identify potential problem loans as quickly as possible.  This committee is also responsible for developing and reviewing action plans that identify possible strategies to minimize the Bank’s losses.  The early detection and proactive resolution process serves to assist customers with the severe economic environment while potentially minimizing losses.  During 2009, the Bank dedicated additional human resources to the Special Asset department to assist in the collection and recovery process.

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

Table 7 presents the components of non interest income for the years ended December 31, 2009, 2008 and 2007 (in thousands).

TABLE 7
	2009	2008	2007
Customer service fees	$1,630	$1,727	$1,426
Other noninterest income	138	108	165
Net (loss) gain from sale of loans & other assets	(1,227)	57	104
Total noninterest income	$541	$1,892	$1,695

Significant matters relating to the changes to non interest income are presented below:

•
The Bank experienced a slight decrease in its customer service fees from 2008 to 2009.  One factor contributing to the decrease was the impact of the economic recession as consumers monitored their deposit account balances closely.  This change resulted in a reduction in insufficient funds fees from approximately $715 thousand as of December 31, 2008 to approximately $599 thousand as of December 31, 2009.  While traditional account service fees are included in the $1.6 million generated during 2009, the amount also includes fees associated with the Bank’s payroll processing services.

•
The Bank had an increase in its customer service fees from 2007 to 2008.  While traditional account service fees are included in the $1.7 million generated during 2008 the amount also includes fees associated with the Bank’s payroll processing services.  Fiscal year 2008 marked the first full year the Bank provided processing services to payroll processors located across the United States.  The payroll processors generate thousands of payroll transactions each week while depositing relatively large amounts on a short term basis.  These ACH transactions are then forwarded through the Federal Reserve Bank to the recipient’s checking accounts.

•
There are two primary reasons for change in the net (loss) gain from sale of loans and other assets from 2008 to 2009.  First, the Bank realized a gain of approximately $400 thousand on the sale of securities with a book value of approximately $18.5 million.  Second, the Bank had a loss of $1.6 million on the sale of assets during 2009, which was incurred on multiple pieces of other real estate and foreclosed assets as values continued to decline in 2009.  The Bank could have additional losses in 2010 if foreclosed asset values continue to decline and losses are incurred on the disposition of the properties.  All other real estate is being carried at the lower of carrying amount or estimated fair value less costs to sell.

      Non Interest Expense-Items reported as non interest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance and other operating expense.

Table 8 presents the components of non interest expense for the years ended December 31, 2009, 2008 and 2007 (in thousands).

TABLE 8

	2009	2008	2007
Salaries and employee benefits	$6,970	$7,140	$6,609
Net occupancy and equipment expense	1,548	1,520	1,355
Depository insurance	1,199	321	106
Other operating expenses	4,559	3,587	2,856
Total noninterest expense	$14,276	$12,568	$10,926

Significant matters relating to the changes to non interest expense are presented below:

•
Salary expense decreased 2.4% from 2008 to 2009.  The reduction is attributable to the Bank’s layoff of approximately 10% of its workforce during the second quarter of 2009 and the loss of former CEO Gregory B. Jones.

•
Salary expense increased 8.0% from 2007 to 2008.  This increase was due primarily to an increase in risk management personnel including one additional employee in the compliance department, two employees in internal audit department and one contracted consultant to assist with Information Technology security, along with cost of living adjustments.

•
For 2009 the other operating expense category of non interest expense increased significantly, by 27.1%, over 2008.  While the Bank was able to reduce certain expenses to minimize the total expense amount, two areas experienced a significant increase.  First, other real estate expense increased approximately $420 thousand; and second, legal expense increased $238 thousand.  These increases are related to the deterioration of asset quality and the expense required to properly foreclose, maintain and ultimately dispose of collateral securing problem loans.

•
The Bank continues to experience an increase in depository insurance premiums as a result of ongoing financial difficulties in the banking industry.  The Bank realized an increase of $878 thousand or 273.5% from 2008 to 2009.  Management expects depository insurance premiums will continue to exceed $1 million per year for the next three years.

•
From 2007 to 2008, the other operating expense and depository insurance categories of non interest expense increased significantly, by 31.9% and 202.8%, respectively.  The majority of the increases can be segmented into three areas.  First, the FDIC assessment increased $215 thousand; second, other real estate expense increased $167 thousand; and third, legal expense increased $160 thousand.  All of these increases are related to the deterioration of asset quality and the expense required to properly obtain and ultimately dispose of collateral securing problem loans.

Income Tax Expense

•
The difference between Cornerstone’s expected income tax expense, computed by multiplying income before income taxes by statutory income tax rates, and actual income tax expense, is primarily attributable to new market tax credits for federal and state purposes, tax exempt loans and tax exempt securities.

Financial Condition

Overview-Cornerstone’s consolidated balance sheet reflects significant changes over the last two years.  Total assets increased approximately $60 million or 12.7% from $472 million as of December 31, 2008 to $532 million as of December 31, 2009.  During 2009, total loans decreased $51 million or 13.1% from approximately $388 million as of December 31, 2008 to approximately $337 million as of December 31, 2009.  The reduction in loans was a result of the Bank’s collection process, and an increase in the Bank’s loan underwriting requirements.  Finally, stockholders’ equity decreased to approximately $28 million as of December 31, 2009 from approximately $37 million as of December 31, 2008.

Investments-The Bank’s investment portfolio totaled $126.8 million or 23.8% of total assets as of December 31, 2009, compared to a total of $46.4 million or 9.8% of total assets as of December 31, 2008.  The increase was a direct result of an increase in collateral requirements to maintain the Bank’s FHLB borrowings and to provide sufficient collateral at the Federal Reserve Bank to give the Bank guaranteed liquidity for daily Bank transactions. The portfolio is accounted for in two classifications:  “Held to Maturity” and “Available for Sale”.  The Bank also has an investment in Federal Home Loan Bank stock.   The objective of the Bank’s investment policy is to invest funds not otherwise needed to meet the loan demand of the Bank’s market area and to meet the following five objectives: Gap Management, Liquidity, Pledging, Return, and Local Community Support.  In doing so, the Bank uses the portfolio to provide structure and liquidity that the loan portfolio cannot.  The management investment committee balances the market and credit risks against the potential investment return, ensures investments are compatible with the pledge requirements of the Bank’s deposit of public funds, maintains compliance with regulatory investment requirements, and assists various public entities with their financing needs.  The management investment committee is authorized to execute security transactions for the investment portfolio based on the decisions of the Directors Asset Liability Committee of the Board of Directors (“ALCO”).  All investment transactions occurring since the previous ALCO meeting are reviewed by the ALCO at its next quarterly meeting, in addition to the entire portfolio.  The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank’s needed liquidity and longer-term securities purchased to generate stable income for the Bank during periods of interest rate fluctuations.

Table 9 presents the carrying value of the Bank’s investments at the dates indicated.  Available for sale securities are carried at fair market value and securities held to maturity are held at their book value (amounts in thousands).

TABLE 9

Investment Portfolio Years Ended December 31,
Securities available for sale:	2009	2008	2007
U.S. Government and agency obligations	$4,774	$8,252	$27,414
Mortgage-backed securities	102,885	31,182	3,836
State & political subdivisions tax-exempt	16,756	4,623	3,503
Totals	$124,415	$44,057	$34,753

Securities held to maturity:
Mortgage-backed securities	$135	$169	$200
Totals	$135	$169	$200

Federal Home Loan Bank stock, at cost	2,229	2,188	1,912

Total Investments	$126,779	$46,414	$36,865

•
During 2009, the Bank elected to increase the amount of its investment in mortgage backed and municipal securities.  The mortgage-backed securities were obtained instead of U.S. Government and agency obligations, as traditionally acquired, to provide increased yield while maintaining a 20% risk weight classification for capital requirements.  During 2009 the Bank purchased mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA).  These securities qualify for 0% risk weight allocation thereby improving the Bank’s overall risk weighted capital position.   The increased investment in municipal securities was made due to higher yields when compared to alternative investments and to provide collateral at the Federal Reserve discount window.

•
A second objective of the security portfolio is to provide adequate collateral to satisfy pledging requirements with the State of Tennessee collateral pool, repurchase agreements and the Federal Reserve discount window.  During 2009, the Bank increased its Federal Reserve discount window borrowing to approximately $15 million by year-end.  This increase allowed the Bank to obtain additional funding, if needed, in the event the Bank’s daily fed fund lines were negatively impacted.

•
During 2009, the Federal Home Loan Bank (“FHLB”) notified the Bank that as a result of the decline in the Bank’s loan asset quality, additional collateral was required to secure the Bank’s fixed rate term advances.  As of December 31, 2009, the Bank had pledged approximately $54 million to the FHLB.

For December 31, 2009, tables 10 and 11 present the book value of the Bank’s investments, the weighted average yields on the Bank’s investments and the periods to maturity of the Bank’s investments for the “Securities Available for Sale” and the “Securities Held to Maturity,” respectively.  Tables 12 and 13 present this information for December 31, 2008.

TABLE 10 (amounts in thousands)

Weighted Average Yields on the Available For Sale Investments Periods of Maturity from December 31, 2009
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities available for sale:	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
U.S. Government agencies	$-	-	$-	-	$-	-	$4,772	1.15%
Mortgage-backed securities (2)	-	-	-	-	39	5.68%	103,329	3.01%
Tax-exempt municipal bonds	-	-	599	6.31%	2,468	5.62%	13,594	5.77%
Totals	$-	-	$599	6.31%	$2,507	5.62%	$121,695	3.25%

Total Securities Available for Sale	$124,801	3.31%

(1)	The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.

(2)	Mortgages are allocated by maturity and not amortized.

TABLE 11 (amounts in thousands)

Weighted Average Yields on the Held to Maturity Investments Periods of Maturity from December 31, 2009
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities held to maturity:	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
Mortgage-backed securities (2)	$1	6.43%	$-	-	$23	3.45%	$111	4.47%
Totals	$1	6.43%	$-	-	$23	3.45%	$111	4.47%

Total Securities held to maturity	$135	4.31%

Federal Home Loan Bank stock, at cost	$2,229	4.58%

Total Investments	$127,165	3.33%

(1)    The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.

(2)    Mortgages are allocated by maturity and not amortized.

TABLE 12 (amounts in thousands)

Weighted Average Yields on the Available For Sale Investments Periods of Maturity from December 31, 2008
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities available for sale:	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
U.S. Government agencies	$6,127	4.15%	$-	-	$-	-	$2,125	6.12%
Mortgage-backed securities (2)	-	-	-	-	11	6.99%	31,171	2.99%
Tax-exempt municipal bonds	127	5.02%	925	6.38%	1,793	6.06%	1,778	6.26%
Totals	$6,254	4.16%	$925	6.38%	$1,804	6.07%	$35,074	3.34%

Total Securities Available for Sale	$44,057	3.62%

(1)    The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.

(2)    Mortgages are allocated by maturity and not amortized.

TABLE 13 (amounts in thousands)

Weighted Average Yields on the Held to Maturity Investments Periods of Maturity from December 31, 2008
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities held to maturity:	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
Mortgage-backed securities (2)	$-	-	$6	6.70%	$17	3.74%	$146	5.54%
Totals	$-	-	$6	6.70%	$17	3.74%	$146	5.54%

Total Securities held to maturity	$169	5.40%

Federal Home Loan Bank stock, at cost	$2,188	5.33%

Total Investments	$46,414	3.73%

(1)    The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.

(2)    Mortgages are allocated by maturity and not amortized.

Lending-All lending activities of the Bank are under the direct supervision and control of the Directors Loan Committee (DLC).  The DLC is comprised of three members of management and five independent directors that serve only in a director capacity and are not employees of the Bank.  Also present at meetings of the committee are the loan review officer and other lending officers as required. All lending activities of Eagle are under the direct supervision and control of its Board of Directors which is comprised of both management and independent directors.  These oversight committees enforce loan authorizations for each officer, make lending decisions on loans exceeding such limits, review and oversee problem credits, and determine the allocation of funds for each lending category.

At December 31, 2009 and 2008, Cornerstone’s loan portfolio constituted approximately 62.1% and 80.2% of Cornerstone’s total assets, respectively.

Table 14 presents the composition of the Cornerstone’s loan portfolio at the indicated dates.

TABLE 14

Loan Portfolio Composition Years Ended December 31,
	2009		2008		2007		2006		2005
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$60,560	17.99%	$83,140	21.42%	$98,065	25.57%	$98,542	31.77%	$86,039	32.40%
Real estate – construction	47,651	14.15%	70,456	18.15%	76,832	20.03%	57,606	18.57%	47,071	17.72%
Real estate – mortgage	70,976	21.08%	72,737	18.74%	64,585	16.84%	48,700	15.70%	48,645	17.19%
Real estate – commercial	153,310	45.53%	155,728	40.13%	138,074	35.99%	99,197	31.98%	79,608	29.98%
Consumer loans	4,195	1.25%	6,029	1.56%	6,037	1.57%	6,092	1.98%	7,191	2.71%
Total loans	$336,692	100.00%	$388,090	100.00%	$383,593	100.00%	$310,137	100.00%	$265,554	100.00%

Significant matters relating to the changes in the loan portfolio composition are presented below:

•
During 2009, the Bank’s total loans materially decreased by 13.1%.  The largest decreases occurred in the real estate construction category which decreased by 32.4% and the commercial, financial and agricultural category which decreased by 27.2%.  The Bank anticipates that its loan portfolio will continue to decrease during 2010, especially in the commercial real estate category.  However, the Bank is focused on maintaining and increasing its commercial and industrial loans and consumer mortgages.

Table 15 presents the scheduled maturities of the loans in Cornerstone’s loan portfolio as of December 31, 2009 based on their contractual terms to maturity.  Overdrafts are reported as due in less than one year.  Loans unpaid at maturity are renegotiated based on current market rates and terms.

TABLE 15

Loans Maturing Year-end balance as of December 31, 2009
(In thousands)	Less than One Year	1 to 5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$43,026	$15,664	$1,870	$60,560
Real estate – construction	34,542	12,107	1002	47,651
Real estate – mortgage	20,709	40,030	10,237	70,976
Real estate – commercial	43,182	97,763	12,365	153,310
Consumer	1,480	2,693	22	4,195
Total Loans	$142,939	$168,257	$25,496	$336,692

Types of Loans

Commercial Loans-The Bank’s commercial loan portfolio is comprised of commercial, industrial, and non-farm non-residential loans, hereinafter referred to as commercial loans (excluding commercial construction loans). These installment loans and lines of credit are extended to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital.  The following is a list of terms imbedded in the Bank’s commercial loan portfolio:

•	The terms of the Bank’s commercial loans generally range from 90 days to a 15 year amortization with a five year balloon.

•	Commercial loans are generally tied to the prime index and adjust according with changes in the prime rate.

•	The Bank also extends fixed interest rate loans when appropriate to match the borrower’s needs.

•	Loans secured by marketable equipment are required to be amortized over a period not to exceed 60 months.

•	Generally, loans secured by current assets such as inventory or accounts receivable are structured as revolving lines of credit with annual maturities.

•	Loans secured by chattel, mortgages and accounts receivable may not exceed 85% of their market value.

•	Loans secured by listed stocks, municipal bonds and mutual funds may not exceed 70% of their market value.

•
Unsecured short-term loans and lines of credit must meet criteria set by the Bank’s Loan Committee.  Current financial statements support all commercial loans, and such financial statements are updated annually.

•	Substantially all of the Bank’s commercial loans are secured and are guaranteed by the principals of the borrower.

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

Lending Commitments-Commitments under standby letters of credit and undisbursed loan commitments totaled approximately $46 million as of December 31, 2009 compared to approximately $67 million as of December 31, 2008.  This number includes all lines of credit that have not been fully drawn and loan commitments in the same status.

Origination, Purchase and Sale of Loans

The Bank originates the majority of its loans in Hamilton County, Tennessee.  However, the Bank also originates loans in Marion, Sequatchie and Bradley Counties in Tennessee, and Dade, Walker, Whitfield and Catoosa Counties in Georgia, each of which is within 150 miles of Chattanooga, Tennessee.  Eagle markets to staffing companies in the United States.  Loans are originated by 17 relationship managers who operate from the Bank’s offices in Chattanooga, Tennessee and from the loan production office in Dalton, Georgia.  These relationship managers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others.  The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices.

Upon receipt of a loan application and all required supporting information from a prospective borrower, the Bank obtains a credit report and verifies specific information relating to the loan applicant’s employment, income and creditworthiness.  For significant extensions of credit in which real estate will secure the proposed loan, a certified appraisal of the real estate is undertaken by an independent appraiser approved by the Bank.  The Bank’s relationship managers then analyze the credit worthiness of the borrower and the value of any collateral involved.

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

Commitment fees are charged by the Bank to the borrower for certain loans and are calculated as a percentage of the principal amount of the loan.  These fees normally are deducted from the proceeds of the loan and generally range from 0.5% to 2.0% of the principal amount, depending on the type and volume of loans made and market conditions such as the demand for loans, the availability of money and general economic conditions.  The Bank complies with Accounting Standard Codification Topic 310, “Receivables”, and amortizes all significant loan fees over the life of the loan.  The Bank also receives miscellaneous fee income from late payment charges, overdraft fees, property inspection fees, and miscellaneous services related to its existing loans.

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

The Bank’s collection procedures provide that when a loan becomes between 15 days and 30 days delinquent, the borrower is contacted by mail and payment is requested.  If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower.  Most loan delinquencies are cured within 60 days and no legal action is required.  In certain circumstances, the Bank, for a fee, may modify the loan, grant a limited moratorium on loan payments or revise the payment schedule to enable the borrower to restructure his or her financial affairs.  Generally, the Bank stops accruing interest and any accrued non collected interest will be reversed in accordance with GAAP on delinquent loans when payment is in arrears for 90 days or when collection otherwise becomes doubtful.  If the delinquency exceeds 120 days and is not cured through the Bank’s normal collection procedures or through a restructuring, the Bank will institute measures to enforce its remedies resulting from the default, including commencing a foreclosure, repossession or collection action.  In certain cases, the Bank will consider accepting a voluntary conveyance of collateral in lieu of foreclosure or repossession.  Real property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed assets until it is sold and is carried at the lower of cost or fair value less estimated costs to dispose.  Accounting standards define fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale.  Fair values at foreclosure are based on appraisals.  Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses.  Subsequent write-downs are provided by a charge to income through losses on other real estate in the period in which the need arises.

Allowance for Loan Losses-The allowance or reserve for possible loan losses is a means of absorbing future losses, which could be incurred from the current loan portfolio.  The Bank maintains an allowance for possible loan losses, and management adjusts the general allowances monthly by charges to income in response to changes to outstanding loan balances.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  A loan or portion thereof is charged off against the general allowance when management has determined that losses on such loans are probable.  Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance.  It is the opinion of the Bank’s management that the balance in the general allowance for loan losses as of December 31, 2009 is adequate to absorb possible losses from loans currently in the portfolio.

Table 16 presents the Bank’s internal watchlist for loans classified as doubtful as of December 31, 2009 and 2008.  Table 17 presents the Bank’s internal watchlist for loans classified as substandard as of December 31, 2009 and 2008.

TABLE 16

Internal Watchlist Composition-Doubtful
	December 31, 2009		December 31, 2008
(In thousands)	Amount	Impairment	Amount	Impairment
Commercial and industrial	$1,350	$-	$5,178	$2,999
Construction and development	-	-	980	567
Single family real estate	-	-	-	-
Multi-family real estate	-	-	-	-
Owner occupied commercial real estate	-	-	109	94
Non-owner occupied commercial real estate	-	-	-	-
Consumer	-	-	-	-
Totals	$1,350	$-	$6,267	$3,660

TABLE 17

Internal Watchlist Composition-Substandard
	December 31, 2009		December 31, 2008
(In thousands)	Amount	Impairment	Amount	Impairment
Commercial and industrial	$2,578	$216	$3,895	$746
Construction and development	13,727	93	4,840	89
Single family real estate	6,498	689	5,035	157
Multi-family real estate	2,820	52	118	52
Owner occupied commercial real estate	6,038	131	1,962	33
Non-owner occupied commercial real estate	6,150	159	2,514	648
Consumer	100	6	292	153
Totals	$37,911	$1,346	$18,656	$1,878

•	The information listed in tables 16 and 17 reflect the amount of the Bank’s loans net of any partial charge-off amount that has been previously recorded.

•
The Bank has received a judgment by the Federal Bankruptcy court awarding all proceeds from the sale of the company relating to the $1.4 million commercial and industrial doubtful loan as of December 31, 2009.  Currently, there is $1.5 million on deposit to fund this judgment.

•	The Bank’s 2008 loans classified as doubtful were subsequently charged-off in 2009.

•
The Bank saw its construction and development customer base deteriorate during 2009 especially in land development.   Of the $13.7 million classified as substandard as of December 31, 2009, approximately $12.9 million is represented by six developments.  As of December 31, 2009, all of the classified land development loans had sufficient collateral to require only minor impairment.

•
The Bank’s commercial real estate saw broad based deterioration due to the prolonged economic recession; highlighted as the hardest hit by the recession is the low income economic class.  Loans that have deteriorated the most associated with this group have been two churches totaling approximately $3.0 million of exposure, customers with mini warehouses and low income multifamily housing.

•
The Bank has revised its appraisal policy to require all loans graded substandard or worse to have annual appraisals on all real estate pledged as collateral with a value of $500,000 or greater.  These appraisals are used by the Bank’s Loan Review department to verify appropriate real estate impairment levels during this period of unstable property values.

Table 18 presents Cornerstone’s allocation of the allowance for loan losses as of December 31, 2009, 2008, 2007, 2006 and 2005.

TABLE 18

Allowance for Loan Losses
Years Ended December 31,
	2009		2008		2007
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$1,607	17.99%	$4,955	21.42%	$9,482	25.57%
Real estate – construction	595	14.15%	1,433	18.15%	2,447	20.03%
Real estate – mortgage	1,861	21.08%	1,532	18.74%	101	16.84%
Real estate – commercial	1,768	45.53%	1,376	40.13%	1,434	35.99%
Consumer	74	1.25%	322	1.56%	246	1.57%
Totals	$5,905	100.00%	$9,618	100.00%	$13,710	100.00%

	2006		2005
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$1,686	31.77%	$1,438	32.40%
Real estate – construction	1,581	18.57%	1,253	17.72%
Real estate – mortgage	77	15.70%	79	17.19%
Real estate – commercial	703	31.98%	535	29.98%
Consumer	211	1.98%	240	2.71%
Totals	$4,258	100.00%	$3,545	100.00%

•
In recent years Cornerstone has refined its loan loss allowance to include measurements such as environmental factors for growth, environmental factors for real estate values, historical metrics and specific loan products with increased levels of risk, such as asset based lending.  This process enables Cornerstone to support and estimate the necessary allowance needed to protect Cornerstone against possible losses.  The allowance as of December 31, 2009 totaled $5.9 million compared to $9.6 million as of December 31, 2008.  The most significant events occurring in the loan loss allowance during 2009 were provisions totaling $14.9 million and net charge-offs $18.6 million.

•
Of the Bank’s $5.9 million loan loss allowance, the Bank has specifically assigned approximately $2.1 million to cover specific impairments for loans the Bank has identified as classified loans.  The remaining $3.8 million is a general reserve derived from historical and economic factors mentioned above.

•
The primary difference between the 2009 allowance and the 2008 allowance is the proactive stance the Bank took during 2009 which resulted in several loans being charged-off.  At the end of 2008, several large loans had specific reserves but were not charged-off until 2009.  One example of the distorted level of allowance was a loan relationship in the commercial and industrial classification totaling approximately $5.2 million with a specific impairment of approximately $3.0 million.  As of December 31, 2008, the Bank had performed its loan impairment analysis and recorded the proper amount of allowance needed.  During 2009, the loan relationship was charged-off which resulted in a significant decline in the allowance for loan loss amount as of December 31, 2009.

Table 19 presents Cornerstone’s delinquent and non-performing assets as of December 31, 2009 and 2008.

TABLE 19

Delinquent and Non-Performing Assets
Actual for Years Ended December 31,
(In thousands)	2009	2008
Accruing loans that are contractually
past due 90-days or more:

Commercial, financial and agricultural	$0	$0
Real estate – construction	0	0
Real estate – mortgage	0	0
Real estate- commercial	0	0
Consumer	0	0
Total Loans	$0	$0

Non-accruing loans 90-days or more:

Commercial, financial and agricultural	$1,498	$0
Real estate – construction	2,770	1,180
Real estate – mortgage	842	720
Real estate – commercial	2,250	2,352
Consumer	0	0
Total Loans	$7,360	$4,252

Real estate acquired through foreclosure	$10,327	$2,459
Property acquired through repossession	217	257
Total acquired	$10,544	$2,716
Total Loans	$336,692	$388,090

Ratio of non-performing assets to total loans	5.32%	1.80%
Ratio of delinquent (30-days or more) but accruing loans to:
Total loans	1.80%	2.08%
Total assets	1.20%	1.71%

•
Adverse economic conditions over the past two years have negatively impacted the Bank’s loan portfolio.  Real estate loans in all three classifications were negatively impacted during 2009.  The Bank continues to monitor its real estate loan portfolio closely in an attempt to identify potential problem loans as soon as possible.  However, as of December 31, 2009, the Bank had foreclosed on residential properties totaling approximately $4.4 million, commercial properties totaling approximately $4.0 million and real estate land totaling approximately $1.9 million.

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

•
The Bank has developed an internal loan watchlist that identifies classified loans and assists management to monitor their potential risk to Bank earnings.  As of December 31, 2009, the Bank had approximately $1.3 million in loans graded as doubtful, approximately $37.9 million in loans graded substandard and approximately $31.7 million graded as special mention.

Table 20 presents Cornerstone’s loan loss experience for the periods indicated.

TABLE 20

Loan Loss Reserve Analysis
Years Ending December 31,
(in thousands)	2009	2008	2007	2006	2005
Average loans	$363,146	$385,957	$353,278	$284,105	$236,265

Allowance for possible loan losses,
Beginning of the period	$9,618	$13,710	$4,258	$3,545	$2,658

Charge-offs for the period:
Commercial, financial and agricultural	10,811	6,991	737	307	275
Real estate – construction	6,005	434	84	0	48
Real estate – mortgage	692	193	0	104	50
Real estate - commercial	1,248	210	180	0	78
Consumer	340	151	74	70	111

Total charge-offs	19,096	7,979	1,075	481	562

Recoveries for the period:
Commercial, financial and agricultural	358	362	114	66	12
Real estate – construction	4	14	0	0	1
Real estate – mortgage	64	1	4	7	6
Real estate – commercial	43	0	0	0	0
Consumer	15	12	0	15	28

Total recoveries	484	389	118	88	47

Net charge-offs for the period	18,612	7,590	957	393	515

Provision for loan losses	14,899	3,498	10,409	1,106	1,402
Adjustments	0	0	0	0	0

Allowance for possible loan losses, end of period	$5,905	$9,618	$13,710	$4,258	$3,545

Ratio of allowance for loan losses to total average loans outstanding	1.63%	2.49%	3.88%	1.50%	1.50%

Ratio of net charge-offs during the period to average loans outstanding during the period	5.13%	1.97%	0.27%	0.14%	0.22%

Intangibles-Cornerstone follows the provisions of Accounting Standards Codification Topic 350, “Intangibles-Goodwill and Other” concerning approximately $2.5 million in goodwill created by the merger with the Bank of East Ridge.  Goodwill is tested annually for impairment.  If the carrying value of goodwill exceeds the fair value, a write-down is recorded.  No impairment loss was recognized during 2009, 2008 or 2007.  In December, 2005, Cornerstone completed the purchase of Eagle Financial, Inc. and recorded an intangible asset of $848,916. Prior to June 2009, Eagle amortized a portion of the intangible each month.  However, on June 30, 2009 the Bank purchased Eagle from the holding company.  The transaction resulted in a write-off of the remaining intangible balance of approximately $229 thousand based on an appraisal of the business performed in conjunction with that transaction.

Sources of Funds

Overview-Time, money market, savings and demand deposits are the major source of the Bank’s funds for lending and other investment purposes.  All deposits are held by the Bank.  In addition, the Bank obtains funds from loan principal repayments and proceeds from sales of loan participations and investment securities.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and sales of loan participations and investment securities are significantly influenced by prevailing interest rates, economic conditions and the Bank’s asset and liability management strategies.  Borrowings are used on either a short-term basis to compensate for reductions in the availability of other sources of funds or on a longer-term basis to reduce interest rate risk.

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

Table 21 presents the Bank’s core vs. non-core funding as of December 31, 2009 and 2008 (in thousands).

TABLE 21

Core and Non-Core Funding

(In thousands)	December 31, 2009		December 31, 2008
Core funding:	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$41,972	8.4%	$40,078	9.3%
Interest-bearing demand deposits	26,533	5.3%	26,909	6.3%
Savings & money market accounts	31,030	6.2%	35,848	8.3%
Time deposits under $100,000	214,143	43.0%	147,928	34.5%
Total core funding	313,678	62.9%	250,763	58.4%

Non-core funding:
Brokered deposits	5,852	1.29%	16,763	3.9%
Time deposits greater than $100,000	85,212	17.19%	59,057	13.8%
Securities sold under agreements to repurchase	26,322	5.3%	35,790	8.3%
Federal Home Loan Bank advances	67,000	13.5%	67,000	15.6%
Total non-core funding	184,386	37.1%	178,610	41.6%

Total	$498,064	100.0%	$429,373	100.0%

•
During 2009, the Bank materially increased its time deposits to fund an increase in the Bank’s investment portfolio.  The increase in the investment portfolio was needed for pledging and liquidity purposes.  The time deposits represent a more stable funding source for the Bank when compared to other sources such as brokered deposits.  Management anticipates the time deposits to remain at this level during 2010.

•	During 2010, the Bank is contractually obligated to pay off $17 million of Federal Home Loan Bank advances.

Deposits-The Bank offers several types of deposit accounts, with the principal differences relating to the minimum balances required, the time period the funds must remain on deposit and the interest rate.  Deposits are obtained primarily from the Bank’s Chattanooga, Tennessee MSA.  The Bank does advertise for deposits outside of this area and has had moderate success attracting deposits from credit unions around the United States.  The Bank does not rely upon any single person or group of related persons for a material portion of its deposits. However, the Bank has a large depositor related to its ACH business line that leaves a large amount of money for the Bank to use as it passes through the Bank to its final destination.  A principal source of deposits for the Bank consists of short-term money market and other accounts, which are highly responsive to changes in market interest rates.  Accordingly, the Bank, like all financial institutions, is subject to short-term fluctuations in deposits in response to customer actions due to changing short-term market interest rates.  The ability of the Bank to attract and maintain deposits and the Bank’s cost of funds has been and will continue to be significantly affected by money market conditions.

Table 22 presents the composition of deposits for the Bank, excluding accrued interest payable, by type for the years ended December 31, 2009, 2008 and 2007 (in thousands).

TABLE 22

Deposit Composition
Years Ended December 31,
(In thousands)	2009	2008	2007
Demand deposits	$41,972	$40,078	$45,285
NOW deposits	26,533	26,909	31,985
Savings & money market deposits	31,030	35,848	49,970
Time deposits $100,000 and over	91,064	59,057	58,250
Time deposits under $100,000	214,143	164,692	127,760
Total Deposits	$404,742	$326,584	$313,250

•
On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) became law.  The EESA enabled the FDIC to temporarily increase the amount of FDIC deposit insurance coverage from $100,000 to $250,000 per qualified depositor through December 31, 2013.  Also during the fourth quarter of 2008, the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) extended unlimited deposit insurance coverage for non-interest bearing transaction accounts at participating FDIC insured banks.  The FDIC also offered coverage regarding debt obligation coverage.  These services were offered by the FDIC with a fee structure for each product.  The Bank chose to accept the unlimited transaction account coverage but refused the debt obligation coverage.  The TLGP currently has an expiration date of June 30, 2010.

•
Time deposits annual percentage yields decreased materially throughout 2009, which allowed the Bank to increase its deposit base at a lower cost of funds than incurred in 2008.  In November 2009, the FDIC downgraded the Bank to “adequately capitalized” status, thereby restricting the interest rates payable by the Bank for time deposits.  However, as of March 2010, the restriction has not affected deposit growth.

Table 23 presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

TABLE 23

Average Amount and Average Rate Paid on Deposits
Years Ending December 31,
	2009		2008		2007
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits	$40,816		$42,915		$41,503
NOW deposits	27,864	0.35%	30,106	0.70%	36,327	2.21%
Savings & money market deposits	35,269	0.86%	51,600	1.60%	55,808	3.61%
Time deposits $100,000 and over	61,533	3.33%	59,083	4.01%	61,172	5.12%
Time deposits under $100,000	195,018	2.85%	131,138	4.49%	107,498	5.01%
Total Deposits	$360,500	2.51%	$314,842	3.42%	$302,308	4.35%

Borrowings-The Bank joined the Federal Home Loan Bank of Cincinnati in October 2000.  The Federal Home Loan Bank (the “FHLB”) allows the Bank to borrow funds on a contractual basis many times at rates lower than the costs of local certificates of deposit.   In addition, the FHLB has the ability to provide structured advances that best reduce or leverage the interest rate risk of the Bank.  The Bank as of December 31, 2009, had $67 million outstanding with the FHLB.  The FHLB offers multiple products to assist banks in their funding needs.  The advances from the FHLB as of December 31, 2009 are structured as an obligation with a fixed rate with the majority of loans incorporating an optional conversion to a floating rate after a stated period of time.  The loans have maturities ranging from May 2010 to January 2017.  As of December 31, 2009, the interest rates on these loans ranged from 3.52% to 5.00%.  The Bank has two Federal Funds lines of credit available with correspondent banks with a total availability of $9 million as of December 31, 2009.  In addition, the Bank has the right to borrow from the Federal Reserve Bank if necessary to supplement its supply of funds available for lending and to meet deposit withdrawal requirements.  As of December 31, 2009, Cornerstone had two loans totaling approximately $5.4 million priced at New York Prime Rate plus 300 basis points with a floor of 6.25%.  The loans were established to insert capital infusions to the Bank to fund growth or retire treasury stock, if any, as needed.  See Note 9 of our audited consolidated financial statements for additional information.

Capital

Capital Resources-Stockholder’s average equity for 2009 and 2008 totaled $33.6 million and $37.4 million, respectively.  As of December 31, 2009, Cornerstone’s actual stockholder equity totaled $27.8 million compared to $36.5 million as of December 31, 2008.  The number of common shares outstanding increased to 6,500,396 as of December 31, 2009 from 6,319,718 as of December 31, 2008.  Changes in the number of common shares outstanding resulted from Cornerstone’s two stock dividends totaling 0.8421% of the shares outstanding as of June 12, 2009 and 2.0% of the shares outstanding as of September 18, 2009.

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

The FDIC has adopted capital guidelines governing the activities of banks.  These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk.  In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments.  The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II.  Under risk-based capital requirements, total capital consists of Tier I capital, which is generally common shareholder’s equity less goodwill, and Tier II, which is primarily Tier I capital plus a portion of the loan loss allowance.  In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatory assigned levels of credit risk associated with such assets.  Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by regulators.  The framework for calculating risk-based capital requires banks to meet the regulatory minimums of 4% Tier I and 8% total risk based capital.  In 1990, regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for banks.  Under the regulation defining these five capital categories, each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings.  Table 24 lists the five categories of capital and each of the minimum requirements for the three risk-based ratios.

TABLE 24

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

•
As of December 31, 2009, the Bank exceeded the regulatory minimums and qualified as an adequately-capitalized institution under the regulations.  The Bank had Tier 1 capital of $29.5 million or 6.1% of average assets as of December 31, 2009, compared to Tier 1 capital of $36.3 million or 7.9% of average assets as of December 31, 2008.  The Bank had total capital of $34.0 million or 9.5% of risk weighted assets as of December 31, 2009, compared to total capital of $41.4 million or 10.3% of risk weighted assets as of December 31, 2008.

•
To provide sufficient capital to restore the Bank’s status as a “well capitalized” institution and to pay off Cornerstone’s holding company loans, Cornerstone is actively considering strategic alternatives, which may include a capital infusion through the issuance and sale shares of common stock, preferred stock or other securities (including securities convertible into shares of common stock) in public or private offerings.

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

The Bank’s liquidity target is measured by adding net cash, short term and marketable securities not pledged and dividing this number by total deposits and short-term liabilities not secured by assets pledged.  The Bank’s liquidity ratio at December 31, 2009 was 9.1% compared to 10.4% at December 31, 2008.  The Bank is not subject to any specific liquidity requirements imposed by regulatory orders.  The Bank is subject however, to general FDIC guidelines which are concerned with funding sources and dependence on noncore deposits and does not require a specific minimum level of liquidity.  Management believes its liquidity ratios and funding sources meet or exceed these guidelines.

Cornerstone’s liquidity is dependent on dividends from its subsidiary and capital contributions from its stockholders.  Currently, the holding company’s expenses are tied to debt service on two holding company loans totaling $5.4 million and shareholder and related Securities and Exchange Commission required filings expense.  The Bank is presently restricted from passing up any dividends to the holding company unless the Bank receives prior approval from the FDIC.

As previously reported, after initially applying in December 2008 for funding of up to $12 million under the U.S. Treasury’s Capital Purchase Program, instituted as part of the Troubled Asset Relief Program established under the EESA, Cornerstone notified the FDIC of its decision to withdraw its application on October 15, 2009.

Management does not know of any other trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in liquidity increasing or decreasing in any material manner.

Table 25 presents the average loan to deposit ratios, a liquidity measure, for periods indicated:

TABLE 25

	December 31, 2009	December 31, 2008
Average loans to average deposits	100.73%	122.59%

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

Table 26 presents the re-pricing of the Bank’s interest earning assets and interest-bearing liabilities as of December 31, 2009.  This interest sensitivity gap table is designed to monitor the Bank’s interest rate risk exposure within the designated time period.  In order to control interest rate risk, management regularly monitors the volume of interest sensitive assets relative to interest sensitive liabilities over specific time intervals.  The Bank’s interest rate management policy is to attempt to maintain a relatively stable net interest margin in periods of interest rate fluctuations.   The Bank’s policy is to attempt to maintain a ratio of cumulative gap to total interest sensitive assets of negative 15.00% to positive 15.00% in the time period of one year or less.  The information set forth below is based on the following assumptions of management:  (i) savings and money market and NOW accounts will be less interest rate sensitive and the re-pricing on these accounts will be spread out over a five-year period; and (ii) securities other than mortgage-backed securities have been scheduled by maturity date while mortgages have been amortized over the life of the mortgage.   Table 26 excludes the interest sensitive assets and liabilities of Eagle and the Bank’s holding company, Cornerstone Bancshares, Inc.  The exclusion for Eagle is an interest sensitive asset, consisting of accounts receivable, totaling $2.0 million.  The exclusion for the holding company is an interest sensitive liability, which consists of two loans with approximately $5.4 million outstanding.  The interest sensitive asset of Eagle would be accounted for in the less than one year analysis.  With respect to the interest sensitive liability of the holding company $1.0 million would be accounted for in the less than one year analysis and $4.4 million would be accounted for the one to five year analysis.

TABLE 26

Re-pricing of Interest Sensitive Assets and Liabilities Year-end balance as of December 31, 2009
(In thousands)	Less than One Year	1 to 5 Years (3)	Over 5 Years (3)	Total
Interest Sensitive Assets:
Investment securities
Taxable (1)	$47,062	$61,377	$639	$109,078
Tax-exempt (1)	-	599	14,873	15,472
Loans (2)
Fixed rate and adjustable rate 1-4 family mortgage	18,408	29,727	10,071	58,206
Scheduled payments	125,822	137,871	14,793	278,486
Other	42,094	-	-	42,094
Total Interest Sensitive Assets	$233,386	$229,574	$40,376	$503,336

Interest Sensitive Liabilities:
NOW accounts	$10,622	$15,911	$-	$26,533
Money market and savings accounts	14,640	16,390	-	31,030
Time deposits	242,982	62,225	-	305,207
Other interest bearing liabilities	78,322	15,000		93,322
Total Interest Sensitive Liabilities	$346,566	$109,526	$-	$456,092

Interest Sensitive Gap	(113,180)	120,048	40,376	47,244
Cumulative Interest Sensitive Gap	(113,180)	6,868	47,244

Ratio of cumulative gap to total Interest Sensitive Assets	(22.49)%	1.36%	9.39%

(1) All AFS securities are shown at the market value and HTM are shown at book value.

(2) Non-performing loans are included as interest-earning assets.

(3) All assets and liabilities in these categories are fixed rates.

•
The majority of the Bank’s loans are indexed to the Prime rate as published in The Wall Street Journal.  These variable rate loans contain a provision stating that an interest rate floor ranging from 4.0% to 7.5% exists.  Almost all of the Bank’s variable rate loans have repriced to the interest rate floors.  The Bank’s interest rate model estimates the most likely rate adjustment scenario.

Impact of Inflation and Changing Price- The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of the financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation.  Management is primarily concerned with two inflationary factors; The first and most common factor is the general impact of inflation on the operations of Cornerstone and is reflected in increased operating costs.  The second, and more material to the Bank’s profitability, factor is interest rate adjustments by the Federal Reserve and the general fixed income market in reaction to inflation.  In other words, interest rate risk, unlike most industrial companies, substantially impacts Cornerstone because virtually all of the assets and liabilities of Cornerstone are monetary in nature.  As a result, interest rates may have a more significant impact on Cornerstone’s performance than the effects of general levels of inflation.  Interest rate fluctuations do not necessarily move in the same direction or in the same magnitude as the price of goods and services and each issue must be dealt with independently.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Financial Statements and Footnotes

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Cornerstone is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, Cornerstone’s principal executive and principal financial officers and effected by Cornerstone’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those polices and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Cornerstone’s assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that Cornerstone’s receipts and expenditures are being made only in accordance with authorizations of Cornerstone’s management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Cornerstone’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Cornerstone’s management has assessed the effectiveness of internal controls over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

Based on this assessment management believes that, as of December 31, 2009, Cornerstone’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of Cornerstone’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Cornerstone’s registered public accounting firm pursuant to transitional rules of the Securities and Exchange Commission that permit Cornerstone to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and subsidiary (Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company was not in compliance with certain of its debt covenants at December 31, 2009, due to recent operating losses and reduced capital levels.  The uncertainty of the Company’s ability to repay or replace certain of the Company’s debt or to mitigate actions by its lender if the lender declares an event of default, accelerates the repayment terms of the debt or attempts to foreclose on the stock of the subsidiary that is pledged as collateral, raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, included in Management’s Report on Internal Control Over Financial Reporting found in Item 9A(T) of Form 10-K for the year ended December 31, 2009, and, accordingly, we do not express an opinion thereon.

/s/ HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee
March 29, 2010

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008

ASSETS

Cash and due from banks	$38,202,205	$10,872,390
Federal funds sold	-	11,025,000

Cash and cash equivalents	38,202,205	21,897,390

Securities available for sale	124,415,318	44,056,559
Securities held to maturity (fair value approximates
$136,062 at 2009 and $169,759 at 2008)	135,246	169,284
Federal Home Loan Bank stock, at cost	2,229,200	2,187,500
Loans, net of allowance for loan losses of
$5,905,054 in 2009 and $9,618,265 in 2008	330,787,382	378,471,619
Bank premises and equipment, net	8,098,059	8,471,955
Accrued interest receivable	1,520,699	1,771,091
Goodwill and amortizable intangibles	2,579,211	2,840,773
Foreclosed assets	10,327,297	2,458,821
Other assets	14,109,769	9,478,183

Total assets	$532,404,386	$471,803,175

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$41,971,956	$40,077,977
Interest-bearing demand deposits	26,533,329	26,908,572
Savings deposits and money market accounts	31,029,587	35,847,667
Time deposits of $100,000 or more	91,064,094	59,056,590
Time deposits under $100,000	214,143,147	164,692,417

Total deposits	404,742,113	326,583,223

Accrued interest payable	351,360	469,586
Federal funds purchased and securities sold under
agreements to repurchase	26,321,885	35,790,246
Federal Home Loan Bank advances and other borrowings	72,350,000	71,250,000
Other liabilities	801,549	1,208,611

Total liabilities	504,566,907	435,301,666

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares
authorized; no shares issued	-	-
Common stock - $1.00 par value; 10,000,000 shares authorized;
6,709,199 and 6,522,718 shares issued in 2009 and 2008
6,500,396 and 6,319,718 shares outstanding in 2009 and 2008	6,500,396	6,319,718
Additional paid-in capital	21,162,686	20,311,638
Retained earnings	424,854	10,056,680
Accumulated other comprehensive income	(250,457)	(186,527)

Total stockholders' equity	27,837,479	36,501,509

Total liabilities and stockholders' equity	$532,404,386	$471,803,175

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

INTEREST INCOME
Loans, including fees	$24,402,101	$28,660,491	$32,981,334
Securities and interest-bearing deposits in other banks	1,895,228	1,996,228	1,750,023
Federal funds sold	11,098	23,455	52,161

Total interest income	26,308,427	30,680,174	34,783,518

INTEREST EXPENSE
Time deposits of $100,000 or more	2,049,063	2,370,873	3,134,084
Other deposits	5,960,079	6,928,475	8,206,843
Federal funds purchased and securities
sold under agreements to repurchase	173,648	600,163	857,161
Federal Home Loan Bank advances and other borrowings	3,006,593	2,798,563	2,215,517

Total interest expense	11,189,383	12,698,074	14,413,605

Net interest income before provision for loan losses	15,119,044	17,982,100	20,369,913

Provision for loan losses	14,898,898	3,498,000	10,409,365

Net interest income after provision for loan losses	220,146	14,484,100	9,960,548

NONINTEREST INCOME
Customer service fees	1,630,387	1,726,681	1,425,822
Other noninterest income	138,244	107,522	165,495
Net (loss) gain from sale of loans and other assets	(1,227,414)	57,828	103,773

Total noninterest income	541,217	1,892,031	1,695,090

NONINTEREST EXPENSES
Salaries and employee benefits	6,970,282	7,139,594	6,608,808
Net occupancy and equipment expense	1,547,630	1,520,378	1,354,642
Depository insurance	1,198,937	321,164	105,550
Other operating expenses	4,559,193	3,586,629	2,856,601

Total noninterest expenses	14,276,042	12,567,765	10,925,601

(Loss) income before income tax expense	(13,514,679)	3,808,366	730,037

Income tax (benefit) expense	(5,336,040)	1,296,542	(141,115)

Net (loss) income	$(8,178,639)	$2,511,824	$871,152

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(1.26)	$.39	$.13
Diluted	(1.26)	.38	.12

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
Years Ended December 31, 2009, 2008 and 2007

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2006		$6,511,848	$21,849,006	$9,881,029	$(58,618)	$38,183,265

Issuance of common stock		5,870	20,446	-	-	26,316

Issuance of common stock under Director's stock option plan		5,000	41,610	-	-	46,610

Stock compensation expense		-	220,016	-	-	220,016

Dividends - $.22 per share		-	-	(1,434,303)	-	(1,434,303)

Repurchase of common stock		(153,000)	(1,598,291)	-	-	(1,751,291)

Comprehensive income:
Net income	$871,152	-	-	871,152	-	871,152

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale,
net of reclassification adjustment	165,585	-	-	-	165,585	165,585

Total comprehensive income	$1,036,737

BALANCE, December 31, 2007		6,369,718	20,532,787	9,317,878	106,967	36,327,350

Issuance of common stock		22,000	60,500	-	-	82,500

Stock compensation expense		-	279,400	-	-	279,400

Dividends - $.28 per share		-	-	(1,773,022)	-	(1,773,022)

Repurchase of common stock		(72,000)	(561,049)	-	-	(633,049)

Comprehensive income:
Net income	$2,511,824	-	-	2,511,824	-	2,511,824

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale,
net of reclassification adjustment	(293,494)	-	-	-	(293,494)	(293,494)

Total comprehensive income	$2,218,330

BALANCE, December 31, 2008		$6,319,718	$20,311,638	$10,056,680	$(186,527)	$36,501,509

(continued on next page)

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2009, 2008 and 2007

(continued from previous page)

					Accumulated
			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2008		$6,319,718	$20,311,638	$10,056,680	$(186,527)	$36,501,509

Stock compensation expense		-	216,600	-	-	216,600

Dividends - $0.10 per share		-	-	(638,061)	-	(638,061)

Stock dividends		180,678	634,448	(815,126)	-	-

Comprehensive loss:
Net loss	$(8,178,639)	-	-	(8,178,639)	-	(8,178,639)

Other comprehensive loss net of tax:

Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(63,930)	-	-	-	(63,930)	(63,930)

Total comprehensive loss	$(8,242,569)

BALANCE, December 31, 2009		$6,500,396	$21,162,686	$424,854	$(250,457)	$27,837,479

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,178,639)	$2,511,824	$871,152
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	958,438	694,499	605,062
Provision for loan losses	14,898,898	3,498,000	10,409,365
Stock compensation expense	216,600	279,400	220,016
Loss (gain) on sales of loans and other assets	1,227,414	(57,828)	(103,773)
Deferred income taxes	1,301,148	3,302,186	(3,478,707)
Changes in other operating assets and liabilities:
Net change in loans held for sale	582,000	(112,000)	484,900
Accrued interest receivable	250,392	636,886	(287,199)
Accrued interest payable	(118,226)	253,500	(92,306)
Other assets and liabilities	(5,089,681)	(7,509,166)	3,154,062

Net cash provided by operating activities	6,048,344	3,497,301	11,782,572

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	36,851,917	23,596,577	13,008,453
Securities held to maturity	33,532	30,594	36,467
Purchase of securities available for sale	(117,340,105)	(33,350,455)	(15,037,296)
Purchase of Federal Home Loan Bank stock	(41,700)	(275,900)	(559,400)
Loan originations and principal collections, net	18,247,178	(14,691,368)	(76,239,255)
Purchase of bank premises and equipment	(310,113)	(2,589,553)	(840,644)
Proceeds from sale of other real estate and other assets	4,119,884	1,357,027	784,592

Net cash used in investing activities	(58,439,407)	(25,923,078)	(78,847,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	78,158,890	13,333,498	37,433,192
(Decrease) increase in federal funds purchased and
securities sold under agreements to repurchase	(9,468,361)	(5,770,109)	22,310,654
Proceeds from Federal Home Loan Bank advances	-	20,000,000	35,000,000
Repayment of Federal Home Loan Bank advances	-	-	(27,000,000)
Net borrowings (repayments) under line of credit	1,100,000	4,150,000	(400,000)
Purchase of common stock	-	(633,049)	(1,751,291)
Payment of dividends	(1,094,651)	(1,773,022)	(1,303,577)
Issuance of common stock	-	82,500	72,926

Net cash provided by financing activities	68,695,878	29,389,818	64,361,904

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,304,815	6,964,041	(2,702,607)

CASH AND CASH EQUIVALENTS, beginning of year	21,897,390	14,933,349	17,635,956

CASH AND CASH EQUIVALENTS, end of year	$38,202,205	$21,897,390	$14,933,349

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$11,307,609	$12,444,574	$14,505,911
Cash paid during the period for taxes	180,350	738,886	4,092,910

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$14,156,244	$2,915,414	$1,518,329

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies of Cornerstone Bancshares, Inc. and subsidiary (Cornerstone) conform with United States generally accepted accounting principles (GAAP) and practices within the banking industry.  The policies that materially affect financial position and results of operations are summarized as follows:

Nature of operations:

Cornerstone is a bank-holding company which owns all of the outstanding common stock of Cornerstone Community Bank (the Bank). The Bank provides a variety of financial services through five full service branch locations in Chattanooga, Tennessee and a loan production office in Dalton, Georgia.  The Bank’s primary deposit products are demand deposits, savings accounts, and certificates of deposit.  Its primary lending products are commercial loans, real estate loans, and installment loans.  In addition, the Bank owns Eagle Financial, Inc. (Eagle) which is a finance and factoring company located in Chattanooga, Tennessee.

Principles of consolidation:

The consolidated financial statements include the accounts of Cornerstone, the Bank and Eagle.  All material intercompany accounts and transactions have been eliminated in consolidation.

Goodwill:

Goodwill represents the excess of the cost of Cornerstone’s 1997 purchase of the net assets of the Bank of East Ridge over the underlying fair value of such net assets at the date of acquisition.  Cornerstone applies the provisions of Accounting Standard Codification (ASC) Topic 350 “Intangibles-Goodwill and Other” which requires that goodwill and other intangible assets deemed to have an indefinite life not be amortized.  Goodwill is tested annually for impairment.  If the carrying value of goodwill exceeds the fair value, a write-down is recorded.  There was no impairment in any of the years ending December 31, 2009, 2008 or 2007.

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, other-than-temporary impairments of securities, and the fair value of financial instruments.

Significant group concentrations of credit risk:

Most of Cornerstone’s activities are with customers located in middle and eastern Tennessee.  The types of securities that Cornerstone invests in are included in Note 4.  The types of lending Cornerstone engages in are included in Note 5.  Cornerstone does not have any significant concentrations to any one industry or customer.

Commercial real estate, including commercial construction loans, represented 57 percent of the loan portfolio at December 31, 2009, and 54 percent of the loan portfolio at December 31, 2008.

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

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 1.	Summary of Significant Accounting Policies (continued)

Securities: (continued)

Gains and losses on sales of securities are determined on the specific-identification method.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Prior to a change in accounting guidance on April 1, 2009, in determining whether other-than-temporary impairment existed, management considered (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Cornerstone to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Declines in the fair value of individual securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

Effective April 1, 2009, Cornerstone adopted new accounting guidance related to other-than-temporary impairment of securities.  The new guidance amended the criteria for recognizing other-than-temporary impairments of debt securities and expanded the disclosure requirements for impairment losses on debt and equity securities.  The new guidance specifies that (1) if a company does not have the intent to sell a debt security prior to recovery and (2) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  The credit loss component is the amount of principal cash flows not expected to be received over the remaining term of the security based on cash flow projections.  For debt securities that management has no intent to sell and believes that it more-likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the non-credit loss is included in accumulated other comprehensive income.

Federal Home Loan Bank stock:

Cornerstone, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock.

Loans:

Cornerstone grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by real estate loans secured by properties located in Chattanooga, Tennessee and surrounding areas.  The ability of Cornerstone’s debtors to honor their contracts is somewhat dependent on the real estate and economic conditions in these areas.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and costs.  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.

Interest income is accrued based on the unpaid principal balance.  Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.  Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Credit card loans and other consumer loans are typically charged off no later than 120 days past due.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 1.	Summary of Significant Accounting Policies (continued)

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

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected on the historical loss or risk rating data.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, Cornerstone does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Derivative loan commitments:

Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in derivative assets or derivative liabilities with changes in their fair values recorded in net gains on sales of loans.

Cornerstone records a zero value for the loan commitment at inception, when the commitment is issued to a borrower.  Subsequent to inception, changes in the fair value of the loan commitment are recognized based on changes in the fair value of the underlying mortgage loan due to interest rate changes, changes in the probability the derivative loan commitment will be exercised, and the passage of time.  In estimating fair value, Cornerstone assigns a probability to a loan commitment based on an expectation that it will be exercised and the loan will be funded.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 1.	Summary of Significant Accounting Policies (continued)

Premises and equipment:

Land is carried at cost.  Buildings and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line and declining balance methods over the estimated useful lives of the assets.  Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.  Gains and losses on dispositions are included in current operations.

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

Foreclosed assets:

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenues and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Securities sold under agreements to repurchase:

Cornerstone enters into sales of securities under agreements to repurchase identical securities the next day.  Securities sold under agreements to repurchase amounted to $26,321,885 at December 31, 2009, mature on a daily basis and are secured by securities available for sale with a fair value of $47,002,088.

Income taxes:

Cornerstone accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740.  The income tax accounting guidance results in two components of income tax expense – current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss.  Cornerstone determines deferred income taxes using the liability method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities.  Cornerstone’s deferred taxes relate primarily to differences between the basis of the allowance for loan losses and accumulated depreciation.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Cornerstone files consolidated income tax returns with its subsidiary.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 1.	Summary of Significant Accounting Policies (continued)

Income taxes: (continued)

Cornerstone recognizes deferred tax assets if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination.  Cornerstone follows the statutory requirements for its income tax accounting and generally avoids risks associated with potentially problematic tax positions that may be challenged upon examination.

Transfers of financial assets:

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over assets is deemed to be surrendered when (1) the assets have been isolated from Cornerstone, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Cornerstone does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, or the ability to unilaterally cause the holder to return specific assets.

Advertising costs:

Cornerstone expenses all advertising costs as incurred.  Advertising expense was $97,734, $92,252, and $83,632, for the years ended December 31, 2009, 2008 and 2007, respectively.

Statements of cash flows:

Cornerstone considers all cash and amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

Stock option plan:

Cornerstone recognizes compensation cost relating to share-based payment transactions in accordance with ASC Topic 718.  Compensation cost has been measured based on the grant date fair value of the equity or liability instruments issued.  Compensation cost is calculated and recognized over the employee service period, generally defined as the vesting period.  Cornerstone uses a stock option pricing model to determine the fair value of the award on the grant date.

Segment reporting:

Accounting Standards Codification Topic 280, “Segment Reporting,” provides for the identification of reportable segments on the basis of distinct business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons).  ASC Topic 280 permits aggregation or combination of segments that have similar characteristics.  In Cornerstone’s operations, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources.  Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services.  Further, the results of Eagle for 2009, 2008 and 2007 were not significant for separate disclosure.  Accordingly, Cornerstone’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 1.	Summary of Significant Accounting Policies (continued)

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

Variable interest entities:

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity.  A VIE must be consolidated by Cornerstone if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both.  At December 31, 2009, Cornerstone has an investment in Appalachian Fund for Growth II Partnership that qualifies as an unconsolidated VIE.

Comprehensive income:

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains on securities available for sale, and unrealized losses related to factors other than credit losses on debt securities.

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

Subsequent events:

Cornerstone has evaluated subsequent events for potential recognition and/or disclosures in the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Note 2.	Going Concern Considerations

The going concern assumption is a fundamental principle in the preparation of financial statements.  It is the responsibility of management to assess our ability to continue as a going concern.  In assessing this assumption, we have taken into account all available information we have deemed relevant about our foreseeable future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2009.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 2.	Going Concern Considerations (continued)

Prior to 2009, the Bank had a history of profitable operations and sufficient sources of liquidity to meet its funding needs.  However, the Bank’s parent holding company, Cornerstone Bancshares, Inc., primarily relies on dividends from the Bank to meet its funding needs.  The holding company’s funding needs as of December 31, 2009, primarily consisted of principal and interest payments on two holding company loans totaling $5,350,000 secured by 100% of the subsidiary Bank’s common stock.  The loans were renewed in January 2010, with Cornerstone subsequently receiving a waiver regarding previous covenant violations through December 31, 2009.  As of December 31, 2009, the Bank was restricted from paying dividends to the holding company due to recent operating losses and the Bank’s capital position of less than well capitalized under the regulatory framework for prompt corrective action, as further described in Note 16.  This restriction, coupled with the holding company’s failure to meet certain loan covenants as of December 31, 2009, as further described in Note 9, has prompted management to perform an assessment of the Cornerstone’s ability to continue as a going concern.

Management’s business plan for 2010 projects a return to profitability and a well capitalized position; however, covenant compliance is determined on a quarterly basis with certain of the covenants being based on rolling quarterly averages; thus, management’s projections are not anticipating full compliance with the covenants during 2010. The uncertainty surrounding the lender’s intention to continue granting quarterly waivers of the covenant defaults on the loans through December 31, 2010, combined with the lender’s unwillingness to amend the loan covenants, raises substantial doubt about the ability of Cornerstone to continue as a going concern.  Should the lender not grant a waiver of the covenant defaults for a future quarter, the lender would have the ability to call the loans and require the holding company to secure an alternate source of financing to repay the outstanding balance on the loans within a short period of time.  Management has assessed the potential consequences of this action and believes that its current strategy to raise additional capital to allow repayment of this debt and further enhance the capital position of the Bank will enable the holding company to deal with this event.  As an alternative, management will continue looking for suitable alternative sources of financing to cure this situation. If management is unable to raise sufficient capital or find an alternative source of financing, the lender could take steps to foreclose on the Bank stock serving as collateral for the loans.   The impact of this condition would negatively impact the shareholders of Cornerstone since the condition would result in a material decrease in the holding company’s assets and therefore the going concern ability of Cornerstone.

As a result of management’s assessment of Cornerstone’s ability to continue as a going concern, the accompanying consolidated financial statements for Cornerstone have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of a potential future default due to noncompliance with covenants on the debt, which could affect Cornerstone’s ability to continue as a going concern.

Note 3.	Restrictions on Cash and Due From Banks

The Bank is required to maintain balances on hand or with the Federal Reserve Bank based on a percentage of deposits.  At December 31, 2009 and 2008, these reserve balances were approximately $1,011,000 and $2,321,000, respectively.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 4.	Securities

Securities have been classified in the balance sheet according to management’s intent as either securities held to maturity or securities available for sale.  The amortized cost and approximate fair value of securities at December 31, 2009 and 2008, are as follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Debt securities available for sale:
U.S. Government agencies	$4,772,461	$4,703	$(3,144)	$4,774,020

State and municipal securities	16,660,518	268,343	(173,221)	16,755,640

Mortgage-backed securities:
Residential mortgage
guaranteed by GNMA	53,207,225	217,897	(698,355)	52,726,767

Collateralized mortgage
obligations issued or
guaranteed by U.S.
Government agencies or
sponsored agencies	49,956,882	77,852	(74,286)	49,960,448

Other	203,961	-	(5,518)	198,443

	$124,801,047	$568,795	$(954,524)	$124,415,318

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage
guaranteed by GNMA	$135,246	$1,193	$(377)	$136,062

U.S. Government sponsored agencies include entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Debt securities available for sale:
U.S. Government securities	$7,976,040	$275,731	$-	$8,251,771

State and municipal securities	4,609,632	82,013	(68,830)	4,622,815

Mortgage-backed securities	31,753,504	160,387	(731,918)	31,181,973

	$44,339,176	$518,131	$(800,748)	$44,056,559

Debt securities held to maturity:
Mortgage-backed securities	$169,284	$1,158	$(683)	$169,759

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 4.	Securities (continued)

At December 31, 2009 and 2008, securities with a carrying value of approximately $22,835,000 and $11,262,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

At December 31, 2009 and 2008, the carrying amount of securities pledged to secure repurchase agreements was approximately $47,002,000 and $32,516,000, respectively.

At December 31, 2009, the Bank had pledged securities with a carrying amount of approximately $54,380,000 to the Federal Home Loan Bank as collateral for the Bank’s borrowings.  At December 31, 2008, the Bank had no securities pledged to the Federal Home Loan Bank as collateral for the Bank’s borrowings.

The amortized cost and fair value of securities at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$-	$-
Due from one year to five years	599,132	626,059	-	-
Due from five years to ten years	2,468,408	2,553,683	-	-
Due after ten years	18,365,439	18,349,918	-	-

	21,432,979	21,529,660	-	-

Mortgage-backed securities	103,368,068	102,885,658	135,246	136,062
	$124,801,047	$124,415,318	$135,246	$136,062

For the year ended December 31, 2009, there were available for sale securities sold with proceeds totaling $18,951,608 which resulted in gross gains and losses realized of $414,193 and $14,439, respectively.  There were no sales of securities available for sale for the years ended December 31, 2008 and 2007.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 4.	Securities (continued)

The following tables present gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, at December 31, 2009 and 2008:

	As of December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities available for sale:
U.S. Governmental agencies	$971,400	$(3,144)	$-	$-	$971,400	$(3,144)
State and municipal securities	8,222,297	(159,907)	734,848	(13,314)	8,957,145	(173,221)
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	40,492,722	(698,343)	5,516	(12)	40,498,238	(698,355)
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	22,538,122	(74,286)	-	-	22,538,122	(74,286)
Other	-	-	198,443	(5,518)	198,443	(5,518)
	$72,224,541	$(935,680)	$938,807	$(18,844)	$73,163,348	$(954,524)

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$48,767	$(70)	$25,594	$(307)	$74,361	$(377)

	As of December 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Debt securities available for sale:
State and municipal securities	$1,125,144	$(48,772)	$206,650	$(20,058)	$1,331,794	$(68,830)
Mortgage-backed securities	19,234,621	(719,051)	642,457	(12,867)	19,877,078	(731,918)

	$20,359,765	$(767,823)	$849,107	$(32,925)	$21,208,872	$(800,748)

Debt securities held to maturity:
Mortgage-backed securities	$26,405	$(289)	$30,897	$(394)	$57,302	$(683)

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 4.	Securities (continued)

Upon acquisition of a security, Cornerstone determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, Cornerstone uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, Cornerstone uses the debt and equity securities impairment model.  Cornerstone conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  Cornerstone does not have any securities that have been classified as other-than-temporarily-impaired at December 31, 2009.

At December 31, 2009, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

State and municipal securities:  At December 31, 2009, 20 investments in obligations of state and municipal securities had unrealized losses.  Cornerstone believes the unrealized losses on those investments were caused by the interest rate environment and does not relate to the underlying credit quality of the issuers.  Because the Company has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Mortgage-backed securities issued or guaranteed by FNMA, FHLMC, or GNMA: At December 31, 2009, 17 investments in residential mortgage-backed securities issued or guaranteed by FNMA, FHLMC, or GNMA had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because Cornerstone does not intend to sell the investments and it is not more likely than not that Cornerstone will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Cornerstone does not deem those investments to be other-than-temporarily impaired at December 31, 2009.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 5.	Loans and Allowance for Loan Losses

At December 31, 2009 and 2008, the Bank’s loans consist of the following (in thousands):

	2009	2008
Mortgage loans on real estate:
Residential 1-4 family	$43,249	$42,136
Residential multifamily (5 or more)	12,770	14,747
Held for sale	686	104
Commercial	153,310	155,728
Construction	47,651	70,456
Second mortgages	3,798	3,030
Equity lines of credit	10,473	12,720
	271,937	298,921
Commercial loans	60,560	83,140
Consumer installment loans:
Personal	3,630	5,486
Credit cards	565	543
	4,195	6,029
Total loans	336,692	388,090
Less: Allowance for loan losses	(5,905)	(9,618)
Loans, net	$330,787	$378,472

	2009	2008	2007
An analysis of the allowance for loan losses follows:

Balance, beginning of year	$9,618,265	$13,710,109	$4,258,352
Provision charged to operations	14,898,898	3,498,000	10,409,365
Charge-offs	(19,095,793)	(7,978,767)	(1,075,670)
Recoveries	483,684	388,923	118,062
Balance, end of year	$5,905,054	$9,618,265	$13,710,109

Cornerstone follows the loan impairment accounting guidance in ASC Topic 310.  A loan is considered impaired when, based on current information and events, it is probable that Cornerstone will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial loans and loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in interest rates, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collections.

Included in impaired loans are troubled debt restructurings that are classified as impaired.  At December 31, 2009, the Bank has loans of approximately $2,312,000 that were modified in troubled debt restructurings and impaired.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 5.	Loans and Allowance for Loan Losses (continued)

At December 31, 2009 and 2008, information pertaining to impaired loans is as follows:

	December 31,
	2009	2008
Impaired loans without a valuation allowance	$7,138,077	$2,543,320
Impaired loans with a valuation allowance	23,956,594	17,375,043

Total impaired loans	$31,094,671	$19,918,363

Valuation allowance related to impaired loans	$2,145,383	$5,872,373

	Years Ended December 31,
	2009	2008	2007
Average investment in impaired loans	$28,555,483	$10,891,357	$3,348,873

Interest income recognized on impaired loans	$2,900,652	$966,011	$1,182,407

Interest income recognized on a cash basis on
impaired loans	$-	$-	$28,900

At December 31, 2009 and 2008, information pertaining to nonperforming loans is as follows:

	December 31,
	2009	2008
Loans past due over 90 days still on accrual	$-	$-
Loans on nonaccrual	7,359,542	4,252,791

Total nonperforming loans	$7,359,542	$4,252,791

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. Annual activity of these related party loans were as follows:

	2009	2008
Beginning balance	$189,673	$772,942
New loans	65,196	65,177
Repayments	(64,828)	(648,446)

Ending balance	$190,041	$189,673

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 6.	Bank Premises and Equipment

A summary of bank premises and equipment at December 31, 2009 and 2008, is as follows:

	2009	2008
Land	$3,315,050	$3,338,413
Buildings and improvements	4,578,792	4,537,349
Furniture, fixtures and equipment	4,414,075	4,255,237
	12,307,917	12,130,999
Accumulated depreciation	(4,209,858)	(3,659,044)
	$8,098,059	$8,471,955

Depreciation expense for the years ended December 31, 2009, 2008 and 2007, amounted to $670,054, $588,490, and $500,573, respectively.

Certain bank facilities and equipment are leased under various operating leases.  Total rent expense on these leases for the years ended December 31, 2009, 2008 and 2007, was $426,861, $386,714, and $384,004, respectively.

Future minimum rental commitments under non-cancelable leases are as follows:

2010	$367,427
2011	350,998
2012	344,237
2013	341,003
2014	341,003
Thereafter	533,911
Total	$2,278,579

Note 7.	Time and Related-Party Deposits

At December 31, 2009, the scheduled maturities of time deposits are as follows:

2010	$242,982
2011	43,655
2012	14,493
2013	2,286
2014	1,687
Thereafter	104
Total	$305,207

Deposits from related parties held by the Bank at December 31, 2009 and 2008, amounted to approximately $564,000, and $1,007,000, respectively.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 8.	Income Taxes

Cornerstone files consolidated income tax returns with its subsidiary.  Under the terms of a tax-sharing agreement, the subsidiary’s allocated portion of the consolidated tax liability is computed as if they were reporting income and expenses to the Internal Revenue Service as a separate entity.

Income tax expense in the consolidated statements of income for the years ended December 31, 2009, 2008 and 2007, consists of the following:

	2009	2008	2007

Current tax expense (benefit)	$(6,637,188)	$(2,005,644)	$3,337,592
Deferred tax expense (benefit) related to:
Allowance for loan losses	1,241,231	3,158,858	(3,623,934)
Other	59,917	143,328	145,227
Income tax expense (benefit)	$(5,336,040)	$1,296,542	$(141,115)

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory federal income tax rates. These differences are reconciled as follows:
	2009	2008	2007
Expected tax at statutory rates	$(4,594,991)	$1,294,844	$248,213
(Decrease) increase resulting from tax effect of:
State income taxes, net of federal tax benefit	(579,780)	163,379	31,318
New market tax credits	(150,000)	(150,000)	(300,000)
Other	(11,269)	(11,681)	(120,646)
Income tax expense (benefit)	$(5,336,040)	$1,296,542	$(141,115)

The components of the net deferred tax asset, included in other assets, are as follows:

	2009	2008
Deferred tax assets:
Deferred compensation	$118,724	$124,583
Deferred loan fees	29,866	52,150
Allowance for loan losses	694,702	1,935,933
Net unrealized loss on securities available for sale	39,183	151,194
Other	-	28,334

	882,475	2,292,194

Deferred tax liabilities:
Depreciation	121,420	126,979
Life insurance	199,077	186,721
Other	10,808	14,165

	331,305	327,865

Net deferred tax asset	$551,170	$1,964,329

ASC Topic 740, “Income Taxes,” clarifies the accounting for uncertainty in tax positions. ASC Topic 740 requires that Cornerstone recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  Cornerstone recognized no interest and penalties assessed by taxing authorities on any underpayment of income tax for 2009, 2008 or 2007.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 9.	Federal Home Loan Bank Advances and Other Borrowings

The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide advances to the Bank in an amount up to approximately $71,000,000.  All of the Bank’s loans secured by first mortgages on 1-4 family residential, multi-family properties and commercial properties are pledged as collateral for these advances.  Additionally, the Bank has pledged securities with a carrying amount of approximately $54,380,000 as of December 31, 2009.

At December 31, 2009 and 2008, FHLB advances consist of the following:

	2009	2008
Long-term advance dated December 27, 2000, requiring monthly interest payments, fixed at 5.00% until conversion option is exercised, principal due in December 2010	$2,000,000	$2,000,000
Long-term advance dated February 9, 2005, requiring monthly interest payments, fixed at 3.86%, convertible on February 2010, principal due in February 2015	5,000,000	5,000,000
Long-term advance dated May 14, 2007, requiring monthly interest payments, fixed at 4.78%, with a put option exercisable in November 2007 and then quarterly thereafter, principal due in May 2010	5,000,000	5,000,000
Long-term advance dated December 6, 2007, requiring monthly interest payments, fixed at 3.87%, until maturity, principal due in December 2010	5,000,000	5,000,000
Long-term advance dated June 26, 2008, requiring monthly interest payments, fixed at 3.64%, until maturity, principal due in July 2010	5,000,000	5,000,000
Long-term advance dated July 2, 2008, requiring monthly interest payments, fixed at 3.85%, until maturity, principal due in July 2011	5,000,000	5,000,000
Long-term advance dated January 18, 2008, requiring monthly interest payments, fixed at 3.59%, until maturity, principal due in January 2013	5,000,000	5,000,000
Long-term advance dated May 11, 2007, requiring monthly interest payments, fixed at 4.66%, with a put option exercisable in February 2008 and then quarterly thereafter, principal due in May 2011	5,000,000	5,000,000
Long-term advance dated May 15, 2007, requiring monthly interest payments, fixed at 4.58%, with a put option exercisable in May 2008 and then quarterly thereafter, principal due in May 2012	5,000,000	5,000,000
Long-term advance dated July 31, 2007, requiring monthly interest payments, fixed at 4.50%, with a put option exercisable in July 2008 and then quarterly thereafter, principal due in July 2013	5,000,000	5,000,000

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 9.	Federal Home Loan Bank Advances and Other Borrowings (continued)

	2009	2008
Long-term advance dated August 7, 2007, requiring monthly interest payments, fixed at 4.43%, with a put option exercisable in February 2009 and then quarterly thereafter, principal due in August 2014	$5,000,000	$5,000,000
Long-term advance dated January 2, 2008, requiring monthly interest payments, fixed at 3.52% with a put option exercisable in January 2011 and the quarterly thereafter, principal due in January 2015	5,000,000	5,000,000
Long-term advance dated January 20, 2006, requiring monthly interest payments, fixed at 4.18%, with a put option exercisable in January 2009 and then quarterly thereafter, principal due in January 2016	5,000,000	5,000,000
Long-term advance dated January 10, 2007, requiring monthly interest payments, fixed at 4.25%, with a put option exercisable in January 2008 and then quarterly thereafter, principal due in January 2017	5,000,000	5,000,000
	$67,000,000	$67,000,000

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

Cornerstone had an $8,500,000 line of credit with Silverton Bank (now known as Silverton Bridge Bank, N.A.) that was secured by 100% of the Bank’s common stock with borrowings outstanding of $4,250,000 at December 31, 2008.  During March 2009, the line of credit matured and was reworked into two loans, a $4,350,000 amortizing term loan and a $1,000,000 revolving line of credit.  Borrowings outstanding under these agreements were $5,350,000 at December 31, 2009.

In January 2010 these loans were modified with Silverton Bridge Bank, N.A.  These loans continue to be secured by 100% of the Bank’s common stock and bear interest at the greater of Prime plus 3% or 6.25%.  The first loan has an original principal balance of $4,350,000 with semi-annual principal payments of $435,000 beginning July 2010, quarterly interest payments beginning April 2010, and final payment of outstanding principal and accrued interest due July 2014.   The second loan has an original principal balance of $1,000,000 with a quarterly payment of principal of $50,000 plus accrued interest beginning January 2010 and final payment of outstanding principal and accrued interest due April 1, 2011.

Both of these loans with Silverton Bridge Bank, N.A. contain certain compliance covenants which have been waived through December 31, 2009.  However, due to the increased nonperforming assets of the Bank and capital reductions due to net losses of both Cornerstone and the Bank, Cornerstone was not in compliance with several of the covenants on the loans at December 31, 2009.  The covenants include stated minimum or maximum target amounts for Cornerstone’s capital levels, the Bank’s capital levels, nonperforming asset

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 9.	Federal Home Loan Bank Advances and Other Borrowings (continued)

levels at the Bank and the ability of Cornerstone to meet the required annual debt service requirements, which are computed on a rolling quarter average.  Cornerstone has been unable to receive covenant modifications for 2010 which would enable compliance in future quarters.  Covenant violations are considered an “Event of Default” which, at Silverton Bridge Bank, N.A.’s option, could cause these two loans to become due and payable in full.

The primary source of liquidity for Cornerstone is the payment of dividends from the Bank.  As of December 31, 2009, the Bank was under a dividend restriction that requires regulatory approval prior to the payment of a dividend from the Bank to Cornerstone.

At December 31, 2009, scheduled maturities of the Federal Home Loan Bank advances and other borrowings are as follows:

2010	$17,635,000
2011	11,670,000
2012	5,870,000
2013	10,870,000
2014	6,305,000
Thereafter	20,000,000
Total	$72,350,000

Note 10.	Employee Benefit Plans

401(k) plan:

Cornerstone has a 401(k) employee benefit plan covering substantially all employees that have completed at least 30 days of service and met minimum age requirements.  Cornerstone’s contribution to the plan is discretionary.  Cornerstone elected not to make a contribution to the plan for 2009.  Cornerstone’s contribution to the plan was $87,408 for 2008 and $230,732 for 2007.

Employee Stock Ownership Plan:

Cornerstone has a non-leveraged employee stock ownership plan (ESOP) to which Cornerstone makes 100% of the contributions for purchasing Cornerstone’s common stock, and allocates the contributions among the participants based on regulatory guidelines.  Cornerstone’s contribution is discretionary, as determined by the Compensation Committee. Employer contributions are available to all employees after 1,000 hours of service.  There are certain age and years-of-service requirements before contributions can be made for the benefit of the employee.  The ESOP plan also provides for a three year 100% vesting requirement; therefore, employees terminating employment before their third anniversary date will forfeit their accrued benefit under the ESOP.  The forfeiture will be re-allocated among the remaining ESOP participants.  No contributions were made to the ESOP in 2009 or 2007.Cornerstone made a contribution of $166,347 in 2008.

Note 11.	Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet.  At December 31, 2009 and 2008, undisbursed loan commitments aggregated $42,287,000, and $63,426,000, respectively.  In addition, there were outstanding standby letters of credit totaling $3,708,000 and $3,983,000, respectively.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 11.	Financial Instruments With Off-Balance-Sheet Risk (Continued)

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

The Bank incurred insignificant losses on its commitments during 2009, 2008 and 2007.

Note 12.	Fair Value Disclosures

Cornerstone uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the “Fair Value Measurements and Disclosures” ASC Topic 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

ASC Topic 820 provides a consistent definition of fair value, which focuses on exit price in an orderly transaction between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

ASC Topic 820 also establishes a three-tier fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that Cornerstone has the ability to access.

Level 2 - Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

Level 3 - Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 12.	Fair Value Disclosures (continued)

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments:

Cash and cash equivalents:

The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

Securities:

Fair values are estimated using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads.  Securities classified as available for sale are reported at fair value utilizing Level 2 inputs.

The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Accounting by Creditors for Impairment of a Loan”.  The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2009 and 2008, substantially all of the total impaired loans were evaluated based on the fair value of collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

Cash surrender value of life insurance:

The carrying amounts of cash surrender value of life insurance approximate their fair value.  The carrying amount is based on information received from the insurance carriers indicating the financial performance of the policies and the amount Cornerstone would receive should the policies be surrendered.  Cornerstone reflects these assets within Level 2 of the valuation hierarchy.

Foreclosed assets:

Foreclosed assets, consisting of properties obtained through foreclosure or in satisfaction of loans, is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs.  At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.  Gains or losses on sale and any subsequent adjustment to the fair value are recorded as a component of foreclosed real estate expense.  Foreclosed assets are included in Level 2 of the valuation hierarchy.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 12.	Fair Value Disclosures (continued)

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing and interest-bearing demand deposits, savings deposits, and money market accounts, is equal to the amount payable on demand at the reporting date.  The carrying amounts of variable-rate, fixed-term certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

Securities sold under agreements to repurchase:

The estimated fair value of these liabilities approximates their carrying value.

Federal Home Loan Bank advances and other borrowings:

The carrying amounts of FHLB advances and other borrowings approximate their fair value.

Accrued interest:

The carrying amounts of accrued interest approximate fair value.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available for sale:

U.S. Government agencies	$4,774,020	$-	$4,774,020	$-
State and municipal securities	16,755,640	-	16,755,640	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	52,726,767	-	52,726,767	-
Collateralized mortgage obligations issued or guaranteed by U.S.
Government agencies or sponsored agencies	49,960,448	-	49,960,448	-
Other	198,443	-	198,443	-
Total securities available for sale	$124,415,318	$-	$124,415,318	$-

Cash surrender value of life insurance	$1,100,874	$-	$1,100,874	$-

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 12.	Fair Value Disclosures (continued)

	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Debt securities available for sale:
U.S. Government securities	$8,251,771	$-	$8,251,771	$-
State and municipal securities	4,622,815	-	4,622,815	-
Mortgage-backed securities	31,181,973	-	31,181,973	-
Total securities available for sale	$44,056,559	$-	$44,056,559	$-

Cash surrender value of life insurance	$1,067,924	$-	$1,067,924	$-

Cornerstone has no assets or liabilities whose fair values are measured using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The tables below present information about assets and liabilities on the balance sheet at December 31, 2009 and 2008, for which a nonrecurring change in fair value was recorded.

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Impaired loans	$21,811,211	$-	$21,811,211	$-
Foreclosed assets	10,327,297	-	10,327,297	-

	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$11,502,670	$-	$11,502,670	$-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at December 31, 2009 and 2008.  Losses derived from Level 2 inputs were calculated by models incorporating significant observable market data.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 12.	Fair Value Disclosures (continued)

The carrying amount and estimated fair value of the Cornerstone’s financial instruments at December 31, 2009 and 2008, are as follows (in thousands):

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$38,202	$38,202	$21,897	$21,897
Securities	124,551	124,551	44,226	44,226
Federal Home Loan Bank stock	2,229	2,229	2,188	2,188
Loans, net	330,787	331,456	378,472	380,394
Cash surrender value of life insurance	1,101	1,101	1,068	1,068
Accrued interest receivable	1,521	1,521	1,771	1,771

Liabilities:
Noninterest-bearing demand deposits	41,972	41,972	40,078	40,078
Interest-bearing demand deposits	26,533	26,533	26,909	26,909
Savings deposits and money market accounts	31,030	31,030	35,848	35,848
Time deposits	305,207	307,596	223,749	225,882
Federal funds purchased and securities sold under agreements to repurchase	26,322	26,322	35,790	35,790
Federal Home Loan Bank advances and other borrowings	72,350	72,350	71,250	71,250
Accrued interest payable	351	351	470	470
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Note 13.	Contingencies

The Bank is involved in certain claims arising from normal business activities.  Management believes that the impact of those claims are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or Cornerstone’s consolidated financial position, results of operations or cash flows.

Note 14.	Stock Option Plans

Cornerstone has stock option plans which are more fully described below.  For the years ended December 31, 2009, 2008 and 2007, Cornerstone recognized $216,600, $279,400 and $220,016, respectively, in compensation expense for all stock options.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Dividend yield	2.97%	1.47%	1.33%
Expected life	7.0 years	8.0 years	7.0 years
Expected volatility	38.74%	20.27%	12.22%
Risk-free interest rate	2.69%	4.22%	4.51%

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 14.	Stock Option Plans (continued)

The expected volatility is based upon historical volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical exercise experience.   The dividend yield assumption is based on Cornerstone’s history and expectation of dividend payouts.

Board of Directors plan:

Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of common stock.  Only non-qualified stock options may be granted under the Plan.  In addition, members of the Board of Directors can be issued options under the Cornerstone 2002 Long-Term Incentive Plan to purchase up to 1,200,000 shares of Cornerstone stock.  The options available for issuance to Board members under the 2002 Long-Term Incentive Plan are shared with officers and employees of Cornerstone.  The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years, at which point they expire.  Vesting for options granted during 2007, 2008 and 2009, are 50% on each of the first and second anniversary of the grant date with full vesting occurring at the second anniversary date.  At December 31, 2009, the total remaining compensation cost to be recognized on non-vested options is approximately $37,000.  An analysis of this stock option plan is presented in the following table:

	Years Ended December 31,
	2009			2008		2007
	Shares	Average Exercise Price	Aggregate Intrinsic Value(1)	Shares	Average Exercise Price	Shares	Average Exercise Price

Outstanding at beginning of year	81,800	$10.73		69,000	$11.23	67,000	$10.61

Granted	20,500	3.65		12,800	7.99	9,000	15.25

Exercised	-	-		-	-	(5,000)	9.32

Forfeited	(2,050)	3.65		-	-	(2,000)	13.25

Outstanding at end of year	100,250	$9.42	$-	81,800	$10.73	69,000	$11.23

Options exercisable at year-end	75,400	$10.96	$-	64,500	$10.95	42,000	$9.51

Weighted-average fair value of options granted during the year	$1.13			$2.23		$3.33

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 14.	Stock Option Plans (continued)

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on changes in the market value of the Cornerstone’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options outstanding at December 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.44	16,000	4.2 Years	$5.44	16,000	$5.44
9.23	8,000	5.2 Years	9.23	8,000	9.23
13.25	36,000	6.2 Years	13.25	36,000	13.25
15.25	9,000	7.2 Years	15.25	9,000	15.25
7.99	12,800	8.2 Years	7.99	6,400	7.99
3.65	18,450	9.2 Years	3.65	-	-
Outstanding at end of year	100,250	6.7 Years	$9.42	75,400	$10.96

Information pertaining to non-vested options for the year ended December 31, 2009, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, December 31, 2008	17,300	$9.88
Granted	20,500	3.65
Vested	(10,900)	10.99
Forfeited	(2,050)	3.65

Non-vested options, December 31, 2009	24,850	$4.77

The total fair value of shares vested during 2009 was approximately $45,000.

Officer and Employee Plans:

Cornerstone has two stock option plans, the 1996 Cornerstone Statutory and Non-statutory Option Plan and the Cornerstone 2002 Long-Term Incentive Plan, under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 220,000 and 1,200,000 shares, respectively, of Cornerstone’s common stock.  The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant.  The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant.  The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary of the grant date.  These options expire ten years from the grant date.  At December 31, 2009, the total remaining compensation cost to be recognized on non-vested options is approximately $500,000.  An analysis of the activity for each of the years ending December 31, 2009, 2008 and 2007, for this stock option plan follows:

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 14.	Stock Option Plans (continued)

Officer and Employee Plans: (continued)

	Years Ended December 31,
	2009			2008		2007
	Shares	Average Exercise Price	Aggregate Intrinsic Value(1)	Shares	Average Exercise Price	Shares	Average Exercise Price

Outstanding at beginning of year	755,425	$6.63		715,075	$6.52	669,120	$5.79

Granted	115,850	3.65		71,500	7.99	53,800	15.25

Exercised	-	-		(22,000)	3.75	(5,870)	4.48

Forfeited	(71,600)	6.77		(9,150)	13.34	(1,975)	14.03

Outstanding at end of year	799,675	$6.18	$-	755,425	$6.63	715,075	$6.52

Options exercisable at year-end	592,648	$5.69	$-	549,516	$4.87	470,990	$4.06

Weighted-average fair value of options granted during the year	$1.13			$2.23		$3.33

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.  This amount changes based on changes in the market value of the Cornerstone’s stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options outstanding at December 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.25 - $3.75	324,600	1.8 Years	$3.48	324,600	$3.48
5.44	131,440	4.2 Years	5.44	131,440	5.44
9.23	77,410	5.2 Years	9.23	77,410	9.23
13.25	70,000	6.2 Years	13.25	45,120	13.25
15.25	38,925	7.2 Years	15.25	13,253	15.25
15.20	2,750	7.3 Years	15.20	825	15.20
7.99	59,000	8.2 Years	7.99	-	-
3.65	95,550	9.2 Years	3.65	-	-

Outstanding at end of year	799,675	4.5 Years	$6.18	592,648	$5.69

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 14.	Stock Option Plans (continued)

Information pertaining to non-vested options for the year ended December 31, 2009, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, December 31, 2008	205,909	$11.31
Granted	115,850	3.65
Vested	(69,582)	11.92
Forfeited	(45,150)	7.88
Non-vested options, December 31, 2009	207,027	$7.57

The total fair value of shares vested during 2009 was approximately $288,000.

Note 15.	Liquidity and Capital Resources

Cornerstone’s primary source of funds with which to pay its future obligations is the receipt of dividends from its subsidiary Bank.  Banking regulations provide that the Bank must maintain capital sufficient to enable it to operate as a viable institution and, as a result, has limited the amount of dividends the Bank may pay without prior approval.

Note 16.	Minimum Regulatory Capital Requirements

Cornerstone (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Tennessee Department of Financial Institutions and the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Cornerstone’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Cornerstone and the Bank must meet specific capital guidelines that involve quantitative measures of Cornerstone’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Cornerstone’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require Cornerstone and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.  There are no conditions or events since that notification that management believes have changed the Bank’s prompt corrective action category for bank capital.

In situations similar to the Bank’s, the FDIC has been known to issue Consent Orders that have contained one or more of the following provisions: a requirement to augment capital; a requirement to closely monitor criticized assets; a requirement to closely monitor and manage liquidity; and other similar requirements.  If the Bank were to be presented with such a supervisory agreement, the Bank’s Board of Directors would likely consent to its terms.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 16.	Minimum Regulatory Capital Requirements (continued)

Cornerstone’s and the Bank’s actual capital amounts and ratios are also presented in the table.  Dollar amounts are presented in thousands.

	Actual		Minimum Capital Requirements		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Total capital to risk-weighted assets:
Consolidated	$29,472	8.3%	$28,556	8.0%	N/A	N/A
Cornerstone Community Bank	33,963	9.5%	28,532	8.0%	$35,666	10.0%
Tier 1 capital to risk-weighted assets:
Consolidated	24,992	7.0%	14,278	4.0%	N/A	N/A
Cornerstone Community Bank	29,487	8.3%	14,266	4.0%	21,399	6.0%
Tier 1 capital to average assets:
Consolidated	24,992	5.2%	19,241	4.0%	N/A	N/A
Cornerstone Community Bank	29,487	6.1%	19,216	4.0%	24,020	5.0%

As of December 31, 2008:
Total capital to risk-weighted assets:
Consolidated	$38,974	9.7%	$32,282	8.0%	N/A	N/A
Cornerstone Community Bank	41,410	10.3%	32,130	8.0%	$40,163	10.0%
Tier 1 capital to risk-weighted assets:
Consolidated	33,873	8.4%	16,141	4.0%	N/A	N/A
Cornerstone Community Bank	36,336	9.1%	16,065	4.0%	24,098	6.0%
Tier 1 capital to average assets:
Consolidated	33,873	7.4%	18,390	4.0%	N/A	N/A
Cornerstone Community Bank	36,336	7.9%	18,339	4.0%	22,924	5.0%

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 17.	Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale.  A summary of other comprehensive income and the related tax effects for the years ended December 31, 2009, 2008 and 2007, is as follows:

	Before-Tax Amount	(Expense) Benefit	Tax Net-of-Tax Amount

Year ended December 31, 2009:
Unrealized holding gains and losses arising during the period	$262,642	$(113,884)	$182,758
Less reclassification adjustment for gains realized in net income	399,754	(153,066)	246,688
	$(103,112)	$39,182	$(63,930)

Year ended December 31, 2008:
Unrealized holding gains and losses arising during the period	$(444,690)	$151,196	$(293,494)
Less reclassification adjustment for gains realized in net income	-	-	-
	$(444,690)	$151,196	$(293,494)

Year ended December 31, 2007:
Unrealized holding gains and losses arising during the period	$250,886	$(85,301)	$165,585
Less reclassification adjustment for gains realized in net income	-	-	-
	$250,886	$(85,301)	$165,585

Note 18.	Earnings (Loss) Per Common Share

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Potential common shares that may be issued by Cornerstone relate to outstanding stock options, determined using the treasury stock method.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 18.	Earnings (Loss) Per Common Share (continued)

Earnings (loss) per common share have been computed based on the following:

	2009	2008	2007
Net (loss) income	$(8,178,639)	$2,511,824	$871,152
Less: Preferred stock dividends	-	-	-
Net (loss) income applicable to common stock	$(8,178,639)	$2,511,824	$871,152
Average number of common shares outstanding	6,500,396	6,508,631	6,685,275
Effect of dilutive stock options	-	136,826	339,346
Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	6,500,396	6,645,457	7,024,621

The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings (loss) per share.  There were 933,725, 329,526 and 62,150 antidilutive stock options for 2009, 2008 and 2007, respectively.  The average number of common shares outstanding and the effect of dilutive stock options for 2008 and 2007 have been retroactively adjusted to reflect two stock dividends that occurred during 2009.

Note 19.	Recent Accounting Pronouncements

On July 1, 2009, the FASB Accounting Standards Codification became the officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public, non-governmental entities, superseding existing FASB, AICPA, EITF and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  The Codification is not intended to change U.S. GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics.

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for periods beginning after November 15, 2007. Cornerstone adopted these provisions on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities.

Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. Cornerstone adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the financial statements.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 19.	Recent Accounting Pronouncements (Continued)

Further new authoritative accounting guidance, Accounting Standards Update (ASU) No. 2009-5, provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for periods ending after October 1, 2009 and did not have a significant impact on Cornerstone’s financial statements.

ASC Topic 825, “Financial Instruments”, permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions, (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. The forgoing provisions of ASC Topic 825 became effective for Cornerstone on January 1, 2008.  However, it had no impact on the consolidated financial statements of Cornerstone as the Company did not elect the fair value option for any financial instrument not presently being accounted for at fair value.

ASC Topic 715-60, “Defined Benefit Plans – Other Postretirement”, covers postretirement benefit aspects of endorsement split-dollar life insurance arrangements.  This topic concluded that deferred compensation or postretirement benefit aspects of an endorsement split-dollar life insurance arrangement should be recognized as a liability by the employer and the obligation is not effectively settled by the purchase of a life insurance policy. The effective date for this topic was for fiscal years beginning after December 15, 2007. Adoption of this topic on January 1, 2008 did not have a material impact on Cornerstone’s consolidated financial statements.

ASC Topic 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Cornerstone adopted the provisions of ASC Topic 855 during the period ended June 30, 2009. The adoption of ASC Topic 855 did not impact our financial statements.

ASC Topic 815, “Derivatives and Hedging”, amends prior guidance to expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. ASC Topic 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

ASC Topic 320, “Investments—Debt and Equity Securities”, (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the second quarter of 2009. There was no impact from the adoption of this new guidance.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 19.	Recent Accounting Pronouncements (Continued)

ASC Topic 860, “Transfers and Servicing”, amended previous guidance on accounting for transfers of financial assets. The amended guidance eliminates the concept of qualifying special-purpose entities and requires that these entities be evaluated for consolidation under applicable accounting guidance, and it also removes the exception that permitted sale accounting for certain mortgage securitizations when control over the transferred assets had not been surrendered. Based on this new standard, many types of transferred financial assets that would previously have been derecognized will now remain on the transferor’s financial statements. The guidance also requires enhanced disclosures about transfers of financial assets and the transferor’s continuing involvement with those assets and related risk exposure. The new guidance is effective for Cornerstone beginning January 1, 2010. Adoption of this new guidance is not expected to have a significant impact on Cornerstone’s financial condition or results of operations, given Cornerstone’s current involvement in financial asset transfer activities.

Also in June 2009, the FASB issued amended guidance on accounting for variable interest entities (VIEs). This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise might have a controlling financial interest in a VIE. The new, more qualitative evaluation focuses on who has the power to direct the significant economic activities of the VIE and also has the obligation to absorb losses or rights to receive benefits from the VIE. It also requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE and calls for certain expanded disclosures about an enterprise’s involvement with variable interest entities. The new guidance is effective for Cornerstone in 2010. Management does not expect the new guidance to have a material effect, if any, on the Cornerstone’s financial position or results of operations.

Other than disclosures contained within these statements, Cornerstone has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 20.	Equity Investment

During 2006, Cornerstone invested $3,000,000 for a 25% share of the Appalachian Fund for Growth II Partnership (AFG), which is managed by the Southeast Local Development Corporation (General Partner).   AFG is targeting high job creation and retention businesses and businesses providing important community services.  The funds are being deployed to help:  1) attract new businesses to under-served service areas by offering creative financing; 2) supply creative financing for businesses to rehabilitate existing distressed properties to facilitate community development; and 3) leverage other private investment into its targeted communities.  In return for its investment in AFG, Cornerstone and other investors will receive new market tax credits.  For 2009, 2008 and 2007 Cornerstone received approximately $150,000, $150,000 and $300,000, respectively, in new market tax credits.

AFG meets the criteria of a VIE outlined in ASC Topic 810 “Consolidation”.  AFG has not been consolidated by Cornerstone as Cornerstone is not the primary beneficiary.

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 21.	Condensed Parent Information

BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Cash	$620,471	$439,440
Investment in subsidiary	29,790,633	37,295,042
Loan to subsidiary	-	450,000
Goodwill	2,541,476	2,541,476
Other assets	294,899	513,738
Total assets	$33,247,479	$41,239,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$60,000	$488,187
Other borrowings	5,350,000	4,250,000
Total liabilities	5,410,000	4,738,187
Stockholders’ equity	27,837,479	36,501,509
Total liabilities and stockholders’ equity	$33,247,479	$41,239,696

STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007

INCOME
Dividends	$1,180,260	$1,475,325	$1,280,260
Interest income	4,110	33,336	158,039
	1,184,370	1,508,661	1,438,299

EXPENSES
Interest expense	221,093	137,421	24,882
Other operating expenses	802,084	1,225,402	623,405

Income before equity in undistributed (loss) earnings	161,193	145,838	790,012

Equity in undistributed (loss) earnings of subsidiary	(8,740,480)	1,830,862	(228,170)

Income tax benefit	400,648	535,124	309,310
Net (loss) income	$(8,178,639)	$2,511,824	$871,152

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 21.	Condensed Parent Information (continued)

	2009	2008	2007
STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,178,639)	$2,511,824	$871,152
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock compensation expense	216,600	279,400	220,016
Equity in undistributed (loss) income of subsidiary	8,740,480	(1,830,862)	228,170
Other	247,241	(534,415)	19,095
Net cash provided by operating activities	1,025,682	425,947	1,338,433

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment from subsidiary	450,000	300,000	2,119,500
Capital contribution to subsidiary	(1,300,000)	(2,500,000)	-
Net cash (used in) provided by investing activities	(850,000)	(2,200,000)	2,119,500

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under other borrowings	1,100,000	4,150,000	(400,000)
Purchase of common stock	-	(633,049)	(1,751,291)
Payment of dividends	(1,094,651)	(1,773,022)	(1,303,577)
Issuance of common stock	-	82,500	72,926
Net cash provided by (used in) financing activities	5,349	1,826,429	(3,381,942)

NET INCREASE IN CASH AND CASH EQUIVALENTS	181,031	52,376	75,991

CASH AND CASH EQUIVALENTS, beginning of year	439,440	387,064	311,073

CASH AND CASH EQUIVALENTS, end of year	$620,471	$439,440	$387,064

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$221,093	$137,421	$24,882
Income taxes	-	-	3,592,300

CORNERSTONE  BANCSHARES,  INC.  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
December 31, 2009, 2008 and 2007

Note 22.	Quarterly Data (unaudited)

	Years Ended December 31,
	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$6,609,921	$6,406,525	$6,427,866	$6,864,115	$7,400,732	$7,462,473	$7,756,905	$8,060,064
Interest expense	2,761,685	2,765,954	2,791,068	2,870,676	2,977,990	3,026,759	3,223,449	3,469,876

Net interest income, before provision for loan losses	3,848,236	3,640,571	3,636,798	3,993,439	4,422,742	4,435,714	4,533,456	4,590,188

Provision for loan losses	4,150,000	3,390,000	1,633,898	5,725,000	2,571,000	440,000	170,000	317,000

Net interest (loss) income, after provision for loan losses	(301,764)	250,571	2,002,900	(1,731,561)	1,851,742	3,995,714	4,363,456	4,273,188

Noninterest income (charges)	(636,420)	184,232	730,291	263,114	496,420	476,733	524,572	394,306
Noninterest expenses	3,930,984	3,278,956	3,773,359	3,292,743	3,104,109	3,151,037	3,215,991	3,096,628

(Loss) income before income taxes	(4,869,168)	(2,844,153)	(1,040,168)	(4,761,190)	(755,947)	1,321,410	1,672,037	1,570,866
Income tax (benefit) expense	(1,904,367)	(1,144,617)	(437,369)	(1,849,687)	(319,640)	461,194	598,981	556,007

Net (loss) income	$(2,964,801)	$(1,699,536)	$(602,799)	$(2,911,503)	$(436,307)	$860,216	$1,073,056	$1,014,859

Earnings (loss) per common share:
Basic	$(0.46)	$(0.26)	$(0.09)	$(0.45)	$(0.07)	$0.14	$0.16	$0.16
Diluted	$(0.46)	$(0.26)	$(0.09)	$(0.45)	$(0.07)	$0.14	$0.16	$0.15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Cornerstone has not had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Cornerstone maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to Cornerstone’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Cornerstone carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2009.  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, Cornerstone’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of Cornerstone’s management on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and executive officers of Cornerstone is set forth under the caption “Proposals—Election of Directors” in Cornerstone’s 2010 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to Cornerstone’s audit committee and audit committee financial experts is set forth under the caption “Corporate Governance and the Board of Directors—Audit Committee” in Cornerstone’s 2010 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to compliance with the reporting requirements of Section 16(a) of the Exchange Act by Cornerstone’s executive officers and directors, persons who beneficially own more than ten percent of Cornerstone’s common stock and their affiliates who are required to comply with such reporting requirements is set forth under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in Cornerstone’s 2010 Proxy Statement. Such information is incorporated into this report by reference.

Cornerstone has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the captions “Executive Compensation” and “Director Compensation” in Cornerstone’s 2010 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to beneficial ownership of Cornerstone’s common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in Cornerstone’s 2010 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to Cornerstone’s equity compensation plans is set forth under the caption “The Company’s Long-Term Equity and Qualified Retirements Plans—Equity Compensation Plan Information as of December 31, 2009” in Cornerstone’s 2010 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain transactions between Cornerstone and its affiliates and certain other persons and to Cornerstone’s policies and procedures for approval of such transactions is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors—Policies and Procedures for Approval of Related Person Transactions” in Cornerstone’s 2010 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to director independence is set forth under the caption “Corporate Governance and the Board of Directors—Board Composition and Director Independence” in Cornerstone’s 2010 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is set forth under the caption “Audit Committee—Audit and Non-Audit Fees” in Cornerstone’s 2010 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The following report and consolidated financial statements of Cornerstone and Subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit No.	Description

3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
3.2	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (2)
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.
10.1*	Cornerstone Bancshares, Inc. Statutory and Nonstatutory Stock Option Plan. (4)
10.2*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan. (5)
10.3*	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Plan. (6)
10.4*	Cornerstone Community Bank Employee Stock Ownership Plan. (7)
10.5*	Key Executive and Employment Agreement with Nathaniel F. Hughes, as amended. (8)
10.6*	Key Executive and Employment Agreement with Jerry D. Lee, as amended. (9)
10.7*	Separation Agreement dated November 12, 2009, by and among Gregory B. Jones, Cornerstone Community Bank and Cornerstone Bancshares, Inc.
14	Code of Ethics. (10)
21	Subsidiaries of the registrant.
31.1	Certification of principal executive officer.
31.2	Certification of principal financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.
(1)	Incorporated by reference to Exhibit 3.1 of the registrant’s Form 10-KSB filed on March 24, 2004.
(2)	Incorporated by reference to Exhibit 3 of the registrant’s Form 10-Q filed on May 14, 2004.
(3)	Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004.
(4)	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(5)	Incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(6)	Incorporated by reference to Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(7)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005.
(8)	Incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000 (File No. 333-96185).
(9)	Incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000 (File No. 333-96185).
(10)	Incorporated by reference to Exhibit 14 of the registrant’s Form 10-KSB filed on March 24, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC.

Date: March 30, 2010	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President & Chief Executive Officer
(principal executive officer)

By:	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2010.

Signature	Title

/s/ W. Miller Welborn	Chairman of the Board of Directors
W. Miller Welborn

/s/ Nathaniel F. Hughes	President and Chief Executive Officer
Nathaniel F. Hughes	(principal executive officer) and Director

/s/ B. Kenneth Driver	Director
B. Kenneth Driver

/s/ Karl Fillauer	Director
Karl Fillauer

/s/ David Fussell	Director
David Fussell

/s/ Jerry D. Lee	Executive Vice President and Senior Lender
Jerry D. Lee	and Director

/s/ Lawrence D. Levine	Director
Lawrence D. Levine

/s/ Frank S. McDonald	Director
Frank S. McDonald

/s/ Doyce G. Payne	Director
Doyce G. Payne

/s/ Billy O. Wiggins	Director
Billy O. Wiggins

/s/ Marsha Yessick	Director
Marsha Yessick

/s/ Gary W. Petty, Jr.	Senior Vice President and Chief Financial Officer
Gary W. Petty, Jr.	(principal financial officer and accounting officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
3.2	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (2)
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.
10.1*	Cornerstone Bancshares, Inc. Statutory and Nonstatutory Stock Option Plan. (4)
10.2*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan. (5)
10.3*	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Plan. (6)
10.4*	Cornerstone Community Bank Employee Stock Ownership Plan. (7)
10.5*	Key Executive and Employment Agreement with Nathaniel F. Hughes, as amended. (8)
10.6*	Key Executive and Employment Agreement with Jerry D. Lee, as amended. (9)
10.7*	Separation Agreement dated November 12, 2009, by and among Gregory B. Jones, Cornerstone Community Bank and Cornerstone Bancshares, Inc.
14	Code of Ethics. (10)
21	Subsidiaries of the registrant.
31.1	Certification of principal executive officer.
31.2	Certification of principal financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.
(1)	Incorporated by reference to Exhibit 3.1 of the registrant’s Form 10-KSB filed on March 24, 2004.
(2)	Incorporated by reference to Exhibit 3 of the registrant’s Form 10-Q filed on May 14, 2004.
(3)	Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004.
(4)	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(5)	Incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(6)	Incorporated by reference to Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(7)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005.
(8)	Incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000 (File No. 333-96185).
(9)	Incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000 (File No. 333-96185).
(10)	Incorporated by reference to Exhibit 14 of the registrant’s Form 10-KSB filed on March 24, 2004.