Form 10-Q/A
period 2009-09-30
CORNERSTONE BANCSHARES INC
filed 2010-05-05
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to ___________

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
Yes  ☐    No  ☒

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

EXPLANATORY NOTE

Cornerstone Bancshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) with respect to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009, as filed with the Securities and Exchange Commission on November 16, 2009 (the “Original Filing”). The Company amended its charter on September 23, 2009, and has become aware of the fact that it inadvertently failed to file a report on Form 8-K to disclose such amendments or to disclose in Item 5 of the Original Filing information concerning such amendments that were not so reported on Form 8-K or to attach the amended charter to the Original Filing. As a result, this Amendment is being filed to (i) indicate on the cover page that, as of the date of the Original Filing, the Company had not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months, (ii) amend Item 5 of the Original Filing to disclose information concerning the charter amendment, and (iii) attach a copy of the amended charter as Exhibit 3.1 to this Amendment. In accordance with Rule 12b-15 promulgated under the Exchange Act, new certifications of the Company’s principal executive officer and principal financial officer are included as exhibits to this Amendment.

Except as described above, the Original Filing has not been amended, updated or otherwise modified. The Original Filing, as amended by this Amendment, continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or update or otherwise modify any related or other disclosures, including forward-looking statements. Accordingly, this Amendment should be read in conjunction with the Company’s other filing, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

PART II. OTHER INFORMATION

Item 5.	Other Information

On September 23, 2009, the Company filed Articles of Amendment to its Amended and Restated Charter (the “Charter Amendments”) with the Secretary of State of Tennessee to fix the respective designations, numbers, relative rights, preferences and limitations of two series of preferred stock, the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Designated Preferred Stock”) and the Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Designated Preferred Stock”), each with $0.01 par value per share. A total of 18,000 shares of Series A Designated Preferred Stock and 561.00561 shares of Series B Designated Preferred Stock were authorized for issuance under the Charter Amendments, in anticipation of a private placement transaction with the U.S. Department of the Treasury pursuant to the Capital Purchase Program. That transaction was not consummated and, as a result, the Company has not issued any shares of Series A Designated Preferred Stock or Series B Designated Preferred Stock. A complete copy of the Company’s Amended and Restated Charter, as amended by the Charter Amendments, is filed herewith as Exhibit 3.1.

Item 6.	Exhibits

Exhibit Number	Description
3.1‡	Amended and Restated Charter of Cornerstone Bancshares, Inc., as amended.
31#	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
31.1‡	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32#	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

#	Previously filed with the registrant’s Form 10-Q filed on November 16, 2009.
‡	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC.

Date: May 5, 2010	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Chief Executive Officer
(principal executive officer)

Date: May 5, 2010	By:	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1‡	Amended and Restated Charter of Cornerstone Bancshares, Inc., as amended.
31#	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
31.1‡	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32#	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

#	Previously filed with the registrant’s Form 10-Q filed on November 16, 2009.
‡	Filed herewith.