Form 10-K/A
period 2009-12-31
CORNERSTONE BANCSHARES INC
filed 2010-05-05
CIK 1038773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Cornerstone Bancshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) with respect to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Filing”). The Company has filed an amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2009 (the “Form 10-Q/A”), among other things, to disclose information concerning certain amendments to its charter that the Company inadvertently failed to report on Form 8-K or in the original Quarterly Report on Form 10-Q for such fiscal quarter. Because the Form 10-Q/A was not filed until after the Original Filing, this Amendment is being filed to indicate on the cover page that, as of the date of the Original Filing, the Company had not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months. In addition, this Amendment is being filed to (i) include a complete copy of the Company’s amended charter as Exhibit 3.1 to this Amendment (which is intended to replace and supersede Exhibits 3.1 and 3.2 to the Original Filing), (ii) include Exhibit 10.7, which was inadvertently omitted from the Original Filing, and (iii) amend the exhibit index to reflect such changes and related adjustments. In accordance with Rule 12b-15 promulgated under the Exchange Act, new certifications of the Company’s principal executive officer and principal financial officer are included as exhibits to this Amendment.

Except as described above, the Original Filing has not been amended, updated or otherwise modified. The Original Filing, as amended by this Amendment, continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or update or otherwise modify any related or other disclosures, including forward-looking statements. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The following report and consolidated financial statements of Cornerstone and Subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
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

(3)	The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit No.	Description

3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc., as amended (1)
3.2	[Intentionally Omitted]
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.
10.1*	Cornerstone Bancshares, Inc. Statutory and Nonstatutory Stock Option Plan. (4)
10.2*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan. (5)
10.3*	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Plan. (6)
10.4*	Cornerstone Community Bank Employee Stock Ownership Plan. (7)
10.5*	Key Executive and Employment Agreement with Nathaniel F. Hughes, as amended. (8)
10.6*	Key Executive and Employment Agreement with Jerry D. Lee, as amended. (9)
10.7*‡	Separation Agreement dated November 12, 2009, by and among Gregory B. Jones, Cornerstone Community Bank and Cornerstone Bancshares, Inc.
14	Code of Ethics. (10)
21#	Subsidiaries of the registrant.
31.1#	Certification of principal executive officer.
31.2#	Certification of principal financial officer.
31.3‡	Certification of principal executive officer.
31.4‡	Certification of principal financial officer.
32#	Section 906 certifications of chief executive officer and chief financial officer.
32.1‡	Section 906 certifications of chief executive officer and chief financial officer.

*	Indicates a management contract or compensatory plan or arrangement.
#	Previously filed with the registrant’s Form 10-K filed on March 31, 2010.
‡	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the registrant’s Form 10-Q/A filed on May 5, 2010.
(2)	[Intentionally Omitted]
(3)	Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004.
(4)	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(5)	Incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).

(6)	Incorporated by reference to Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(7)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005.
(8)	Incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000 (File No. 333-96185).
(9)	Incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000 (File No. 333-96185).
(10)	Incorporated by reference to Exhibit 14 of the registrant’s Form 10-KSB filed on March 24, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC.

Date: May 5, 2010	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc., as amended (1)
3.2	[Intentionally Omitted]
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.
10.1*	Cornerstone Bancshares, Inc. Statutory and Nonstatutory Stock Option Plan. (4)
10.2*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan. (5)
10.3*	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Plan. (6)
10.4*	Cornerstone Community Bank Employee Stock Ownership Plan. (7)
10.5*	Key Executive and Employment Agreement with Nathaniel F. Hughes, as amended. (8)
10.6*	Key Executive and Employment Agreement with Jerry D. Lee, as amended. (9)
10.7*‡	Separation Agreement dated November 12, 2009, by and among Gregory B. Jones, Cornerstone Community Bank and Cornerstone Bancshares, Inc.
14	Code of Ethics. (10)
21#	Subsidiaries of the registrant.
31.1#	Certification of principal executive officer.
31.2#	Certification of principal financial officer.
31.3‡	Certification of principal executive officer.
31.4‡	Certification of principal financial officer.
32#	Section 906 certifications of chief executive officer and chief financial officer.
32.1‡	Section 906 certifications of chief executive officer and chief financial officer.

*	Indicates a management contract or compensatory plan or arrangement.
#	Previously filed with the registrant’s Form 10-K filed on March 31, 2010.
‡	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the registrant’s Form 10-Q/A filed on May 5, 2010.
(2)	[Intentionally Omitted]
(3)	Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004.
(4)	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(5)	Incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(6)	Incorporated by reference to Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(7)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005.
(8)	Incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000 (File No. 333-96185).
(9)	Incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000 (File No. 333-96185).
(10)	Incorporated by reference to Exhibit 14 of the registrant’s Form 10-KSB filed on March 24, 2004.