Form 10-Q
period 2010-03-31
CORNERSTONE BANCSHARES INC
filed 2010-05-13
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________to .

Commission File Number: 000-30497

(Exact name of small business issuer as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

835 Georgia Avenue Chattanooga, Tennessee	37402
(Address of principal executive offices)	(Zip Code)

423-385-3000	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year, if changes since last report)

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
Yes  ☐    No  ☒

As of April 30, 2010 there were 6,500,396 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part II of this report and in Item 1A of Part I of Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the following:  (i) the ability of Cornerstone Community Bank (the “Bank”) to comply with the requirements of the consent order issued by the Federal Deposit Insurance Corporation on April 2, 2010 or the written agreement entered with the Tennessee Department of Financial Institutions on April 8, 2010 (collectively, the “Action Plans”); (ii) the ability of Cornerstone to raise additional capital necessary to retire certain holding company loans and enable the Bank to achieve and maintain the elevated capital levels required under the Action Plans; (iii) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (iv) increased competition with other financial institutions, (v) changes in economic conditions in Cornerstone’s market area, (vi) rapid fluctuations or unanticipated changes in interest rates, (vii) the effect on Cornerstone and the financial institutions and banking industry from difficult market conditions, unprecedented volatility and the soundness of other financial institutions, (viii) the -ability of Cornerstone to restructure its loan portfolio to regulatory acceptable levels and composition, (ix) the effect of recent legislative regulatory initiatives, and (x) changes in the legislative and regulatory environment. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

	Unaudited
	March 31,	December 31,
ASSETS	2010	2009

Cash and due from banks	$55,068,317	$38,202,205

Securities available for sale	150,520,500	124,415,318
Securities held to maturity	129,150	135,246
Federal Home Loan Bank stock, at cost	2,322,900	2,229,200
Loans, net of allowance for loan losses of
$6,760,484 at March 31, 2010
and $5,905,054 at December 31, 2009	319,187,929	330,787,382
Bank premises and equipment, net	7,783,678	8,098,059
Accrued interest receivable	1,981,123	1,520,699
Goodwill and amortizable intangibles	2,575,753	2,579,211
Foreclosed assets	8,240,322	10,327,297
Other assets	14,254,948	14,109,769
Total Assets	$562,064,620	$532,404,386

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$46,844,104	$41,971,956
Interest-bearing demand deposits	38,594,782	26,533,329
Savings deposits and money market accounts	31,191,149	31,029,587
Time deposits of $100,000 or more	115,386,130	91,064,094
Time deposits of less than $100,000	197,181,620	214,143,147
Total deposits	429,197,785	404,742,113
Federal funds purchased and securities sold under
agreements to repurchase	29,956,284	26,321,885
Federal Home Loan Bank advances and other borrowings	72,300,000	72,350,000
Accrued interest payable	387,987	351,360
Other liabilities	1,639,667	801,549
Total Liabilities	533,481,723	504,566,907

Stockholders' Equity:
Preferred stock - no par value; 2,000,000 shares
authorized; no shares issued	-	-
Common stock - $l.00 par value; 10,000,000 shares authorized;
6,709,199 issued in 2010 and 2009;
6,500,396 outstanding in 2010 and 2009	6,500,396	6,500,396
Additional paid-in capital	21,181,339	21,162,686
Retained earnings	768,641	424,854
Accumulated other comprehensive income	132,521	(250,457)
Total Stockholders' Equity	28,582,897	27,837,479
Total Liabilities and Stockholders' Equity	$562,064,620	$532,404,386

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations

	Unaudited
	Three months ended
	March 31
	2010	2009
INTEREST INCOME
Loans, including fees	$5,948,246	$6,442,106
Investment securities	1,129,279	396,958
Federal funds sold & other earning assets	23,661	25,051
Total interest income	7,101,186	6,864,115

INTEREST EXPENSE
Time deposits of $100,000 or more	546,026	529,176
Other deposits	1,235,724	1,581,615
Federal funds purchased and securities
sold under agreements to repurchase	35,415	54,049
Federal Home Loan Bank advances and other borrowings	779,197	705,836
Total interest expense	2,596,362	2,870,676

Net interest income before provision for loan losses	4,504,824	3,993,439
Provision for loan losses	1,015,000	5,725,000
Net interest income / (loss) after the provision for loan losses	3,489,824	(1,731,561)

NONINTEREST INCOME
Customer service fee	341,914	408,143
Other noninterest income	30,922	28,174
Net losses from sale of loans and other assets	(52,691)	(173,203)
Total noninterest income	320,145	263,114

NONINTEREST EXPENSE
Salaries and employee benefits	1,633,344	1,856,560
Net occupancy and equipment expense	355,183	406,700
Depository insurance	247,337	61,726
Other operating expense	1,080,617	967,757
Total noninterest expense	3,316,481	3,292,743

Income / (loss) before provision for income taxes	493,488	(4,761,190)
Provision / (benefit) for income taxes	149,701	(1,849,687)

NET INCOME / (LOSS)	$343,787	$(2,911,503)

EARNINGS / (LOSS) PER COMMON SHARE
Basic net income / ( loss) per common share	$0.05	$(0.45)
Diluted net income / (loss) per common share	$0.05	$(0.45)

DIVIDENDS DECLARED PER COMMON SHARE	$-	$0.07

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the three months ended March 31, 2010

			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2009		$6,500,396	$21,162,686	$424,854	$(250,457)	$27,837,479

Employee compensation stock		-	18,653	-	-	18,653
option expense

Comprehensive income:
Net income	$343,787	-	-	343,787	-	343,787

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on
securities available for sale, net of
reclassification adjustment	382,978	-	-	-	382,978	382,978

Total comprehensive income	$726,765

BALANCE, March 31, 2010		$6,500,396	$21,181,339	$768,641	$132,521	$28,582,897

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Unaudited
	Three months ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$343,787	$(2,911,503)
Adjustments to reconcile net income / (loss) to net cash
provided by operating activities:
Depreciation and amortization	127,676	161,338
Provision for loan losses	1,015,000	5,725,000
Stock compensation expense	18,653	54,698
Net loss on sales of loans and other assets	52,691	173,203
Deferred income taxes	138,882	500,857
Changes in other operating assets and liabilities:
Net change in loans held for sale	359,000	(756,250)
Accrued interest receivable	(460,424)	(99,464)
Accrued interest payable	36,627	195,487
Other assets and liabilities	532,781	(2,945,769)
Net cash provided by operating activities	2,164,673	97,597

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	14,324,849	3,082,889
Securities held to maturity	5,590	6,866
Purchase of securities available for sale	(39,859,220)	(9,532,841)
Purchase of Federal Home Loan Bank stock	(93,700)	(41,700)
Loan originations and principal collections, net	9,785,667	7,402,822
Purchase of bank premises and equipment	(24,612)	(48,261)
Sale of bank premises and equipment	46,107	-
Proceeds from sale of other real estate and other assets	2,476,687	273,658
Net cash provided by (used in) investing activities	(13,338,632)	1,143,433

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	24,455,672	23,308,470
Net increase (decrease) in federal funds purchased and
securities sold under agreements to repurchase	3,634,399	(12,192,999)
Net proceeds from (payments on) Federal Home Loan Bank
advances and other borrowings	(50,000)	1,100,000
Payment of dividends	-	(442,380)
Net cash provided by financing activities	28,040,071	11,773,091

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,866,112	13,014,121

CASH AND CASH EQUIVALENTS, beginning of period	38,202,205	21,897,390

CASH AND CASH EQUIVALENTS, end of period	$55,068,317	$34,911,511

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,559,735	$2,675,189
Cash paid during the period for taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$460,000	$405,000

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

    Interim Financial Information (Unaudited)-The financial information in this report for March 31, 2010 and March 31, 2009 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2009 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in April of 2010. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.  In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

    Consolidation-The accompanying consolidated financial statements include the accounts of Cornerstone and Eagle.   Substantially all intercompany transactions, profits and balances have been eliminated.

     Reclassification-Certain amounts in the prior consolidated financial statements have been reclassified to conform to the current period presentation.  The reclassifications had no effect on net income or stockholder’s equity as previously reported.

    Accounting Policies-During interim periods, Cornerstone follows the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.  Since December 31, 2009, there have been no significant changes in any accounting principles or practices, or in the method of applying any such principles or practices except for the following:

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements in February 2010. This ASU amended the guidance on subsequent events and will no longer require that an SEC filer disclose the date through which subsequent events have been evaluated. The amendment was effective upon issuance.

The FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements in January 2010. The new disclosures now required by the amended guidance are:

(1)	The amounts of significant transfers in and/or out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and

(2)	A reconciliation of the activities in Level 3 fair value measurements on a gross basis.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The ASU also clarifies the existing disclosure requirements for level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. Those disclosures are effective for fiscal years beginning after December 15, 2010.

The FASB issued ASU No. 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs in January 2010.  The purpose of this ASU is to make technical corrections to certain guidance issued by the SEC that is included in the FASB Accounting Standards Codification (ASC).  Primarily, this ASU changes references to various FASB and AICPA pronouncements to the appropriate ASC paragraph numbers.

Going Concern

Cornerstone continues to prepare its consolidated financial statements on a going concern basis.  For further information regarding this issue, refer to note 2 “Going Concern Considerations” of Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 30, 2010.  The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-K.  Furthermore, Cornerstone has submitted its compliance covenant certificate as of March 31, 2010 to Silverton Bridge Bank (“Silverton”).  The March 31, 2010 compliance certificate indicates that certain loan covenants were not met.  However, Cornerstone has requested a waiver with respect to the covenant violations.  Based upon this request, Cornerstone anticipates that Silverton will waive the covenant violations as of March 31, 2010.

Consent Order

Following the issuance of a written report by the Federal Deposit Insurance Corporation (“FDIC”) and the Tennessee Department of Financial Institutions (“TDFI”) concerning their joint examination of the Bank in October 2009, the Bank entered a consent order with the FDIC on April 2, 2010 and a written agreement with the TDFI on April 8, 2010, each concerning areas of the Bank’s operations identified in the report as warranting improvement and presenting substantially similar plans for making those improvements. The consent order and written agreement, which we collectively refer to as the “Action Plans” conveys specific actions needed to address certain findings from the joint examination and to address our current financial condition.  The Action Plans contain a list of strict requirements ranging from a capital directive, which requires us to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which we will be subject to limitations on the maximum interest rates we can pay on deposit accounts.  The Action Plans also contain restrictions on future extensions of credit and requires the development of various programs and procedures to improve our asset quality as well as routine reporting on our progress toward compliance with the Action Plans to the Board of Directors, the FDIC and the TDFI.  Finally, as of April 2, 2010, the date of the Action Plans, the Bank was deemed to be “adequately capitalized”.   The adequately capitalized classification is the result of the Bank receiving a formal enforcement action which prohibits a Bank from being classified as “well-capitalized” regardless of its capital ratios.  Therefore, the Bank will remain classified as adequately capitalized until the Action Plans are lifted by the FDIC and the TDFI.

   Earnings per Common Share-Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted EPS is computed by dividing income available to common shareholders (numerator) by the adjusted weighted average number of shares outstanding (denominator). The adjusted weighted average number of shares outstanding reflects the potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock resulting in the issuance of common stock that share in the earnings of the entity.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,
Basic earnings / (loss) per share calculation:	2010	2009
Numerator: Net income / (loss) available to common shareholders	$343,787	$(2,911,503)
Denominator: Weighted avg. common shares outstanding	6,500,396	6,500,396
Effect of dilutive stock options	-	-
Diluted shares	6,500,396	6,500,396

Basic earnings / (loss) per share	$0.05	$(0.45)
Diluted earnings / (loss) per share	$0.05	$(0.45)

Note 2. Stock Based Compensation

   Accounting Policies-Cornerstone, as required by FASB, applies the fair value recognition provisions of ASC 718, Compensation –Stock Compensation.  As a result, for the three month period ended March 31, 2010, the compensation cost charged to earnings related to the vested incentive stock options was approximately $19,000, which had no material impact on earnings per share.

   Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock.  The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant.  The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant.  The incentive stock options vest 30% on the second anniversary of the grant date, 60% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date, and the non-qualified stock options vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date.  The options expire ten years from the grant date.  At March 31, 2010, the total remaining compensation cost to be recognized on non-vested options is approximately $251,000.  A summary of the status of these stock option plans is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2009	799,675	$6.18	4.5 Years	$-
Granted	-	-
Exercised	-	-
Forfeited	265,600	6.88
Outstanding at March 31, 2010	534,075	$5.82	4.8 Years	$-
Options exercisable at March 31, 2010	389,955	$5.97

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock.  On October 15, 1997, the Bank stock options were converted to Cornerstone stock options.  Only non-qualified stock options may be granted under the plan.  The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the maximum term is ten years.  Vesting for options granted during 2009, are 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date.  At March 31, 2010, the total remaining compensation cost to be recognized on non-vested options is approximately $35,000.  A summary of the status of this stock option plan is presented in the following table:

Weighted-
Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2009	100,250	$9.42	6.7 Years	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2010	100,250	$9.42	6.4 Years	$-
Options exercisable at March 31, 2010	91,025	$10.01

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Debt securities available-for-sale:	Cost	Gains	Losses	Value
U.S. Treasury securities	$4,994,538	$-	$-	$4,994,538

U.S. Government agencies	4,705,136	17,515	-	4,722,651

State and municipal securities	20,136,443	314,480	(104,451)	20,346,472

Mortgage-backed securities:
Residential mortgage
guaranteed by GNMA	74,481,986	412,717	(277,229)	74,617,474

Collateralized mortgage
obligations issued or
guaranteed by U.S.
Government agencies or
sponsored agencies	45,809,050	81,306	(208,832)	45,681,524

Other	161,371	-	(3,530)	157,841

	$150,288,524	$826,018	$(594,042)	$150,520,500

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage
guaranteed by GNMA	$129,150	$3,010	$-	$132,160

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Debt securities available-for-sale:	Cost	Gains	Losses	Value
U.S. Government agencies	$4,772,461	$4,703	$(3,144)	$4,774,020

State and municipal securities	16,660,518	268,343	(173,221)	16,755,640

Mortgage-backed securities:
Residential mortgage
guaranteed by GNMA	53,207,225	217,897	(698,355)	52,726,767

Collateralized mortgage
obligations issued or
guaranteed by U.S.
Government agencies or
sponsored agencies	49,956,882	77,852	(74,286)	49,960,448

Other	203,961	-	(5,518)	198,443

	$124,801,047	$568,795	$(954,524)	$124,415,318

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage
guaranteed by GNMA	$135,246	$1,193	$(377)	$136,062

    At March 31, 2010 securities with a market value totaling approximately $142 million were pledged to secure public funds, securities sold under agreements to repurchase, the Federal Home Loan Bank as collateral for the Bank’s borrowings and serve as collateral for borrowings at the Federal Reserve Discount Window.

The amortized cost and estimated market value of securities at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due from one year to five years	5,593,771	5,617,391	-	-
Due from five years to ten years	4,253,219	4,344,099	-	-
Due after ten years	19,989,127	20,102,171	-	-
	29,836,117	30,063,661	-	-

Mortgage-backed securities	120,452,407	120,456,839	129,150	132,160

	$150,288,524	$150,520,500	$129,150	$132,160

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, as of March 31, 2010 and as of December 31, 2009:

	As of March 31, 2010
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
State and municipal securities	$7,854,543	$(101,058)	$220,141	$(3,393)	$8,074,684	$(104,451)

Mortgage-backed securities:
Residential mortgage
guaranteed by GNMA	36,247,874	(277,229)	-	-	36,247,874	(277,229)

Collateralized mortgage
obligations issued or
guaranteed by U.S.
Government agencies
or sponsored agencies	23,413,710	(208,832)	-	-	23,413,710	(208,832)

Other	-	-	157,841	(3,530)	157,841	(3,530)
	$67,516,127	$(587,119)	$377,982	$(6,923)	$67,894,109	$(594,042)

	As of December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
U.S. Governmental agencies	$971,400	$(3,144)	$-	$-	$971,400	$(3,144)

State and municipal securities	8,222,297	(159,907)	734,848	(13,314)	8,957,145	(173,221)

Mortgage-backed securities:
Residential mortgage
guaranteed by GNMA	40,492,722	(698,343)	5,516	(12)	40,498,238	(698,355)

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at March 31, 2010 or December 31, 2009.

At March 31, 2010 and December 31, 2009, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

State and municipal securities:  At March 31, 2010, 17 investments in obligations of state and municipal securities had unrealized losses.  The Bank believes the unrealized losses on those investments were caused by the interest rate environment and does not relate to the underlying credit quality of the issuers.  Because the Bank has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Mortgage-backed securities issued or guaranteed by GNMA: At March 31, 2010, 16 investments in residential mortgage-backed securities issued or guaranteed by GNMA had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at March 31, 2010.

Note 4. Loans and Allowance for Loan Losses

At March 31, 2010 and December 31, 2009, loans are summarized as follows (in thousands):

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Non-residential real estate
Owner occupied	$76,016	23.3%	$77,350	23.0%
Non-owner occupied	74,690	22.9%	75,960	22.6%
Multi-family real estate	13,172	4.1%	12,770	3.8%
Construction	6,318	1.9%	7,197	2.1%
Commercial land and lot development	33,121	10.2%	39,767	11.8%
Total non-residential real estate	203,317	62.4%	213,044	63.3%

Residential real estate
Owner-occupied 1-4 family	48,351	14.8%	47,733	14.2%
Home equity lines	10,073	3.1%	10,473	3.1%
Total residential real estate	58,424	17.9%	58,206	17.3%

Total real estate loans	261,741	80.3%	271,250	80.6%

Commercial	54,814	16.8%	58,476	17.4%
Agricultural and other	6,013	1.9%	2,828	0.8%
Consumer	3,380	1.0%	4,138	1.2%
Total loans, net of unearned fees	$325,948	100.0%	$336,692	100.0%

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2010 and year ended December 31, 2009 is as follows (in thousands):

	March 31,	December 31,
	2010	2009
Balance, beginning of period	$5,905	$9,618
Loans charged-off	(225)	(19,096)
Recoveries of loans previously charged-off	65	484
Provision for loan losses	1,015	14,899
Balance, end of period	$6,760	$5,905

Note 5. Commitments and Contingent Liabilities

In the normal course of business, the Bank has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions; thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should customers default on their resulting obligation to, the Bank’s maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at March 31, 2010 is as follows:

Commitments to extend credit	$ 42.2 million
Standby letters of credit	$ 3.7 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at March 31, 2010 will not have a material effect on Cornerstone’s consolidated financial statements.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Fair Value Disclosures

Fair Value Measurements:

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Treasury securities	$4,994,538	$-	$4,994,538	$-
U.S. Government agencies	4,722,651	-	4,722,651	-
State and municipal securities	20,346,472	-	20,346,472	-
Mortgage-backed securities:
Residential mortgage
guaranteed by GNMA	74,617,474	-	74,617,474	-
Collateralized mortgage
obligations issued or
guaranteed by U.S.
Government agencies or
sponsored agencies	45,681,524	-	45,681,524	-
Other	157,841	-	157,841	-

Total securities
available for sale	$150,520,500	$-	$150,520,500	$-

Cash surrender value of
life insurance	$1,109,112	$-	$1,109,112	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The tables below present information about assets and liabilities on the balance sheet at March 31, 2010 for which a nonrecurring change in fair value was recorded.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$26,163,291	$-	$26,163,291	$-
Foreclosed assets	8,240,322	-	8,240,322	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at March 31, 2010.  Losses derived from Level 2 inputs were calculated by models incorporating significant observable market data.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount and estimated fair value of Cornerstone's financial instruments at March 31, 2010 and December 31, 2009 is follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$55,068	$55,068	$38,202	$38,202
Securities	150,650	150,653	124,551	124,551
Federal Home Loan Bank Stock	2,323	2,323	2,229	2,229
Loans, net	319,188	320,258	330,787	331,456
Cash surrender value of life insurance	1,109	1,109	1,101	1,101
Accrued interest receivable	1,981	1,981	1,521	1,521

Liabilities:
Noninterest-bearing demand deposits	46,844	46,844	41,972	41,972
Interest-bearing demand deposits	38,595	38,595	26,533	26,533
Savings deposits and money market accounts	31,191	31,191	31,030	31,030
Time deposits	312,568	315,818	305,207	307,596
Federal funds purchased and securities
sold under agreements to repurchase	29,956	29,956	26,322	26,322
Federal Home Loan Bank advances
and other borrowings	72,300	72,300	72,350	72,350
Accrued interest payable	388	388	351	351

Unrecognized financial instruments
(net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Note 7.  Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale.  The following is a summary of other comprehensive income for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
Net Income	$343,787	$(2,911,503)
Unrealized holding gains (losses) on securities available for sale, net of reclassification	382,978	504,749

Comprehensive income (loss)	$726,765	$(2,406,754)

Cornerstone Bancshares Inc.
Consolidated Average Balance
Interest Income / Expense and Yield / Rates
Taxable Equivalent Basis	Three months ended
	March 31
(Amounts in thousands)
Assets		2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$330,024	$5,948	7.31%	$383,739	$6,442	6.81%
Investment securities	134,834	1,129	3.62%	53,082	414	3.62%
Other earning assets	45,528	24	0.21%	13,960	8	0.23%
Total earning assets	510,386	$7,101	5.70%	450,781	$6,864	6.23%
Allowance for loan losses	(5,993)			(9,138)
Cash and other assets	29,919			28,419
TOTAL ASSETS	$534,312			$470,062

Liabilities and Shareholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$27,908	$30	0.44%	$28,823	$26	0.37%
Savings deposits	8,727	11	0.51%	7,818	10	0.51%
MMDA's	23,718	57	0.97%	33,056	80	0.98%
Time deposits of $100,000 or more	103,578	546	2.14%	59,628	529	3.60%
Time deposits of $100,000 or less	203,456	1,138	2.27%	165,618	1,466	3.59%
Federal funds purchased and securities
sold under agreements to repurchase	23,637	35	0.61%	24,550	54	0.89%
Federal Home Loan Bank advances
and other borrowings	72,306	779	4.37%	71,433	706	4.01%
Total interest bearing liabilities	463,330	2,596	2.27%	390,926	2,871	2.98%
Net interest spread		$4,505	3.43%		$3,993	3.25%
Noninterest bearing demand deposits	48,211			43,064
Accrued expenses and other liabilities	(5,897)			(854)
Shareholders' equity	28,668			36,926
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$534,312			$470,062
Net yield on earning assets			3.64%			3.65%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		74			60
Total adjustment		74			60

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cornerstone is a bank holding company and the parent company of the Bank, a Tennessee banking corporation which operates primarily in and around Chattanooga, Tennessee.  The Bank has one wholly owned subsidiary Eagle which is an accounts receivable financing company.  The Bank has five full-service banking offices located in Hamilton County, Tennessee, and one loan production office located in Dalton, Georgia.  The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts, and interest and dividends collected on other investments.  The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses, and other overhead expenses. Eagle’s principal source of income is revenue received from the purchase of receivables. Expenses are related to employee compensation and benefits and office and overhead expenses.

The following is a discussion of our financial condition at March 31, 2010 and December 31, 2009 and our results of operations for the three months ended March 31, 2010 and 2009. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of March 31, 2010, Cornerstone had total consolidated assets of $562.1 million, total loans of $325.9 million, total deposits of $429.2 million and stockholders’ equity of $28.6 million. Net income for the three month period ended  March 31, 2010 totaled $343,787.

Results of Operations

Net income for the three months ended March 31, 2010 was $343,787 or $0.05 basic earnings per share, compared to a net loss of ($2,911,503) or ($0.45) basic earnings per share, for the same period in 2009.

The following table presents our results for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 (amounts in thousands).

			2010-2009
	Three Months		Percent	Dollar
	Ended March 31,		Increase	Amount
	2010	2009	(Decrease)	Change
Interest income	$7,101	$6,864	3.45%	$237
Interest expense	2,596	2,871	(9.58)%	(275)
Net interest income before provision for loan losses	4,505	3,993	12.82%	512

Provision for loan losses	1,015	5,725	(82.27)%	(4,710)
Net interest income (loss) after provision for loan losses	3,490	(1,732)	301.50%	5,222

Total noninterest income	320	263	21.67%	57
Total noninterest expense	3,316	3,293	0.70%	23

Income / (loss) before provision for income taxes	494	(4,762)	110.37%	5,256

Provision for income taxes	150	(1,850)	108.11%	2,000

Net income / (loss)	$344	$(2,912)	111.81%	$3,256

    Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities.  Net interest income is also the most significant component of our earnings.  For the three months ended March 31, 2010, net interest income before the provision for loan loss, increased $512 thousand or 12.82% over the same period of 2009.  Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) was 3.43% for the three month period ended March 31, 2010 compared to 3.25% for the same period in 2009. The net interest margin on a tax equivalent basis was 3.64% for the three month period ended March 31, 2010 compared to 3.65% for the same period in 2009.    Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•
The Bank’s net interest margin has been impacted by a change in the Bank’s balance sheet mix.  The change, implemented by management during 2009 and continuing in 2010, has reduced the Bank’s percentage of loans relative to other assets in order to reduce its risk profile.  As of March 31, 2010, the Bank’s loan to asset ratio was approximately 58% compared to approximately 63% as of December 31, 2009.  This level is historically low for the Bank as well as the banking industry.  Normal loan to asset ratios for the banking industry typically range from 65% to 75%.  Management expects that the Bank’s net interest margin will improve once the Bank is able to return to a normal loan to asset ratio.

•
The Bank’s loan portfolio yield has increased to 7.31% for the three months ended March 31, 2010 compared to 6.81% for the quarter ended March 31, 2009.  This yield was assisted by an accounting adjustment to a loan accrual in the amount of approximately $297,000.  Excluding the impact of this adjustment, the Bank’s loan portfolio yield for the three months ended March 31, 2010 is 6.95%.  The Bank has a large number of its loan customers on interest rate floors which range from 5% to 7%.

•
For the three month periods ended March 31, 2010 and March 31, 2009, the Bank’s investment portfolio resulted in a yield of 3.62%. The Bank increased the amount of its investment portfolio from approximately $53 million as of March 31, 2009 to approximately $151 million as of March 31, 2010.  The increase provided the Bank needed collateral to guarantee access to funding.  Presently, the Bank is using a “bar-bell” investment strategy to optimize its interest rate yield relative to its interest rate risk.  Under the bar-bell strategy, investments are comprised of securities with short and long term durations combined to create an overall mid-range duration with a higher rate of return.  This strategy also incorporates an acquisition strategy of purchasing securities with historically high spreads relative to US Treasury such as twelve to twenty year tax free municipal bonds with rates of return higher than similar US Treasury bonds.

    Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to $1.0 million for the three months ended March 31, 2010.

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
The following table presents the components of noninterest income for the three months ended March 31, 2010 and 2009 (dollars in thousands).

			2010-2009
	Three months ended		Percent	Dollar
	March 31,		Increase	Amount
	2010	2009	(Decrease)	Change
Service charges on deposit accounts	$342	$408	(16.18)%	$(66)
Net gains / (losses) from sale of loans and other assets	(53)	(173)	69.36%	120
Other income	31	28	10.71%	3
Total noninterest income	$320	$263	21.67%	$57

Significant matters relating to the changes in noninterest income are presented below:

•
The Bank realized approximately $94,000 of loss relating to the disposal of other real estate during the first quarter of 2010.  This amount was slightly offset by gains resulting from the sale of secondary market mortgage loans and rental income received from the Bank’s other real estate.  In the current economic environment, further losses relating to the disposal of other real estate and repossessed assets are possible.

    Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance and other operating expense.

The following table presents the components of noninterest expense for the three months ended March 31, 2010 and 2009 (dollars in thousands).

			2010-2009
	Three months ended		Percent	Dollar
	March 31,		Increase	Amount
	2010	2009	(Decrease)	Change
Salaries and employee benefits	$1,633	$1,857	(12.06)%	$(224)
Occupancy and equipment expense	355	407	(12.78)%	(52)
Depository insurance	247	62	298.39%	185
Other operating expense	1,081	967	11.79%	114
Total noninterest expense	$3,316	$3,293	0.70%	$23

Significant matters relating to the changes to noninterest expense are presented below:

•
During the first quarter of 2010, the Bank paid approximately $247,000 in insurance assessments to the Federal Deposit Insurance Corporation.  The amount paid represents an increase of approximately 298% over the same time period in 2009.

•
As of March 31 2010, Cornerstone had incurred the following expenses related to other real estate:  Other real estate expense, which includes real estate taxes and maintenance, of approximately $88,000 and other real estate  legal expense of approximately $19,000.  Management expects these costs to continue throughout 2010 as property is transferred into other real estate, maintained by the Bank for a period of time and finally sold.

Financial Condition

    Overview-Cornerstone’s consolidated assets totaled $532.4 million as of December 31, 2009.  As of March 31, 2010, total consolidated assets had increased $29.7 million or 5.57% to $562.1 million.  The Bank’s loan portfolio totaled  $326.0 million as of March 31, 2010.  The Bank’s investment portfolio increased by approximately $26.1 million to a total of $150.7 million as of March 31, 2010 compared to a total of $124.6 million as of December 31, 2009.  The increase in the investment portfolio was needed to provide additional liquidity and for pledging requirements.  Liabilities as of March 31, 2010 and December 31, 2009 totaled approximately $533.5 million and $504.6 million, respectively.  The change in liabilities is primarily attributable to increases in the Bank’s noninterest-bearing and interest-bearing accounts.  Stockholders’ equity as of March 31, 2010 and December 31, 2009 totaled approximately $28.6 million and $27.8 million, respectively.

    Securities-The Bank’s investment portfolio, primarily consisting of Federal Agency, mortgage-backed securities and municipal securities, amounted to $150.7 million as of March 31, 2010 compared to $124.6 million as of December 31, 2009. The primary purpose of the Bank’s investment portfolio is to satisfy pledging requirements to collateralize the Bank’s repurchase accounts and borrowings.

    Loans-The composition of loans at March 31, 2010 and at December 31, 2009 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Non-residential real estate
Owner occupied	$76,016	23.3%	$77,350	23.0%
Non-owner occupied	74,690	22.9%	75,960	22.6%
Multi-family real estate	13,172	4.1%	12,770	3.8%
Construction	6,318	1.9%	7,197	2.1%
Commercial land and lot development	33,121	10.2%	39,767	11.8%
Total non-residential real estate	203,317	62.4%	213,044	63.3%

Residential real estate
Owner-occupied 1-4 family	48,351	14.8%	47,733	14.2%
Home equity lines	10,073	3.1%	10,473	3.1%
Total residential real estate	58,424	17.9%	58,206	17.3%

Total real estate loans	261,741	80.3%	271,050	80.6%

Commercial	54,814	16.8%	58,476	17.4%
Agricultural and other	6,013	1.9%	2,828	0.8%
Consumer	3,380	1.0%	4,138	1.2%
Total loans, net of unearned fees	$325,948	100.0%	$336,692	100.0%

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

•
During the first quarter of 2010, the Bank experienced a continued decline in loan quality.  However, the rate of decline appears to have decreased when compared to pervious quarters.  During the quarter, management deemed several loans to be impaired which resulted in an increase in provision expense.  Currently, the Bank believes that it has established an allowance for loan losses that adequately accounts for the Bank’s identified loan impairment.  However, additional provision to the loan loss allowance may be needed in future quarters if the Bank’s loan portfolio continues to deteriorate.

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2010 and for the year ended December 31, 2009 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	March 31,	December 31,
	2010	2009
Balance, beginning of period	$5,905	$9,618
Loans charged-off	(225)	(19,096)
Recoveries of loans previously charged-off	65	484
Provision for loan losses	1,015	14,899
Balance, end of period	$6,760	$5,905

Total loans	$325,948	$336,692

Ratio of allowance for loan losses to loans
outstanding at the end of the period	2.07%	1.75%

Ratio of net charge-offs to total loans
outstanding for the period	0.05%	5.53%

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

The following is a summary of changes in the Bank’s impaired loans for the three months ended March 31, 2010 and for the year ended December 31, 2009:

	March 31, 2010	December 31, 2009
Impaired loans without a valuation allowance	$7,350,998	$7,138,077
Impaired loans with a valuation allowance	29,586,398	23,956,594
Total impaired loans	$36,937,396	$31,094,671

Valuation allowance related to impaired loans	$3,423,107	$2,145,383

Loans past due over 90 days still on accrual	$-	$-
Loans on nonaccrual	8,468,319	7,359,542
Total nonperforming loans	$8,468,319	$7,359,542

	Three Months
	Ended	Year Ended
	March 31, 2010	December 31, 2009
Average investment in impaired loans	$34,016,034	$28,555,483

Interest income recognized on impaired loans	$806,787	$2,900,652

•
The Bank’s loan portfolio has experienced a general deterioration in loan quality as the Chattanooga, Tennessee MSA endures the current economic recession.  The number and dollar amount of impaired loans increased during the first quarter of 2010 as the Bank continued to systematically review its loan portfolio to proactively identify possible impaired loans.  Management anticipates that its loan asset quality will not improve until the economy recovers from the current economic recession.

The following table summarizes Cornerstone’s non-performing assets for the three months ended March 31, 2010 and for the year ended December 31, 2009 (amounts in thousands):

	March 31,	December 31,
	2010	2009
Non-accrual loans	$8,468	$7,360
Repossessed assets	473	217
Foreclosed properties	8,241	10,327
Total non-performing assets	$17,182	$17,904

Total loans outstanding	$325,948	$336,692

Allowance for loan losses	6,760	5,905

Ratio of nonperforming assets to total loans
outstanding at the end of the period	5.27%	5.32%

Ratio of nonperforming assets to total allowance
for loan losses at the end of the period	254.17%	303.20%

•
As of March 31, 2010, the Bank’s non accrual loans increased slightly as the Bank progressed through the collection cycle on several loans.  Management believes the overall amount of non-performing assets will remain constant throughout 2010 as the Bank deals with its remaining weak credits.

Deposits and Other Borrowings-The Bank’s deposits consist of noninterest bearing demand deposits, interest bearing demand accounts, savings and money market accounts, and time deposits.  The Bank has agreements with some customers to sell certain of its securities under agreements to repurchase the security the following day.  The Bank has also obtained advances from the Federal Home Loan Bank.

The following table presents the Bank’s deposits and other borrowings as either core funding or non-core funding.  Core funding consists of all deposits except for time deposits issued in denominations of $100,000 or greater.  All other funding is classified as non-core (amounts in thousands).

	March 31, 2010		December 31, 2009
Core funding:	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$46,844	8.9%	$41,972	8.4%
Interest bearing demand deposits	38,595	7.3%	26,533	5.3%
Savings & money market accounts	31,191	5.9%	31,030	6.2%
Time deposits under $100,000	197,182	37.5%	214,143	43.0%
Total core funding	313,812	59.6%	313,678	62.9%

Non-core funding:
Brokered deposits	$-	-	$5,852	1.2%
Time deposit accounts greater than $100,000	115,386	21.9%	85,212	17.1%
Fed funds purchased and securities
sold under agreements to repurchase	29,956	5.7%	26,322	5.3%
Federal Home Loan Bank advances	67,000	12.8%	67,000	13.5%
Total non-core funding	212,342	40.4%	184,386	37.1%

Total	$526,154	100.0%	$498,064	100.0%

•
Federal funds purchased are lines of credit established with other financial institutions that allow the Bank to meet    short term funding requirements.  These lines can be used as frequently as daily with large variations in balances depending upon the Bank’s immediate funding requirements.  As of March 31, 2010, the Bank had established $9 million in available federal funds lines.

•
Federal Home Loan Bank of Cincinnati (the “FHLB”) borrowings are secured by certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans.  The FHLB is further secured, as of March 31, 2010, by approximately $60 million in securities that have been pledged.  Management believes that FHLB borrowings provide an additional source of funding at lower interest rates than alternative sources.  The   borrowings are structured as either term loans with call and put options after a stated conversion date or an overnight borrowing arrangement.

   Capital Resources-At March 31, 2010 and December 31, 2009, Cornerstone’s stockholders’ equity amounted to $28.6 million and $27.8 million, respectively.

•
Cornerstone’s stockholders’ equity increased $0.8 million during the first quarter of 2010.  The increase in equity can be primarily attributed to Cornerstone’s first quarter 2010 earnings of approximately $344,000 and an unrealized gain on securities available for sale of approximately $383,000.  Following is a summary of the Bank’s capital ratios as of March 31, 2010:

Tier 1 leverage ratio of 5.64% to average assets.
Tier 1 capital ratio of 8.76% to risk weighted assets.
Total risk based capital ratio of 10.01% to risk weighted assets.

As of March 31, 2010 the Bank returned to a well-capitalized position as a result of the Bank’s first quarter 2010 operating results.  However, as discussed earlier, the Bank, as of April 2, 2010 is considered adequately capitalized due to the formal enforcement action taken by the FDIC and the TDFI.

•
Cornerstone had total outstanding borrowings of $5.3 million from Silverton Bridge Bank as of March 31, 2010.  Cornerstone is currently seeking a waiver from Silverton Bridge Bank for its covenant violations as of March 31, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in Cornerstone’s Form 10-K for the year ended December 31, 2009. No material changes in the assumptions used in preparing, or results obtained from, the model have occurred since December 31, 2009.

Item 4T. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiaries) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 1A. Risk Factors

Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K) includes risk factors relating to the business of Cornerstone.  There have been no material changes to Cornerstone’s risk factors as previously disclosed in Part I, Item 1A of Cornerstone’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as follows:

The Bank is subject to enforcement actions that could have a material negative effect on our business, operations, financial condition, results of operations and the value of our Common Stock.

The Bank entered into a consent order with the FDIC on April 2, 2010 and a written agreement with the TDFI on April 8, 2010, which we collectively refer to as the “Action Plans.” The Action Plans are substantially similar and relate to areas of the Bank’s operations identified as warranting improvement through a joint examination of the Bank by the FDIC and the TDFI commenced on October 8, 2009. The Action Plans, among other things, prohibit the Bank from declaring or paying cash dividends without the written consent of certain officials of the FDIC and the TDFI. The Action Plans further restrict the Bank from extending additional credit to certain borrowers whose existing credit has been classified as “loss,” “doubtful” or “substandard” or has been charged off the books of the Bank and, in each case, is uncollected. In addition, the Action Plans require the Bank within 60 days after their respective effective dates to prepare and implement a written capital plan to (i) increase its Tier 1 capital to no less than 8% of the Bank’s average total assets; and (ii) achieve and maintain, after establishing a reasonable allowance for loan and lease losses, (a) its Tier 1 leverage capital ratio at not less than 8% of the Bank’s average total assets; (b) its Tier 1 risk-based capital ratio at not less than 10% of the Bank’s total risk-weighted assets; and (c) its total risk-based capital ratio at not less than 12% of the Bank’s total risk-weighted assets. Other requirements under the Action Plans primarily relate to the development and implementation of written plans, policies and procedures, including with respect to management and staffing, interest rate risk, appraisal weakness, liquidity, credit underwriting and loan administration, annual profit plan and budget, and reduction and collection of delinquent loans. The Action Plans will remain in effect until modified or terminated by the FDIC or the TDFI, as the case may be. Generally, enforcement actions such as the Action Plans can be lifted only after subsequent examinations substantiate complete correction of the underlying issues. The Bank is required to provide written progress reports to the regulatory officials on a quarterly basis until such time as the requirements of the Action Plans have been accomplished and the Bank has been released in writing from such obligation. While we intend to take such actions as may be necessary to comply with the requirements of the Action Plans, we may be unable to comply fully with the deadlines or other terms of the Action Plans. Failure to adhere to the requirements of the Action Plans could result in more severe restrictions and civil monetary penalties. Should we fail to maintain the capital ratios specified in the Action Plans, the FDIC and the TDFI may require the Bank to implement a contingency plan that could include the requirement to sell or merge the Bank. If we suffer continued deterioration in our financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership, in which case we probably would suffer a complete loss of the value of our ownership interest in the Bank and we subsequently may be exposed to significant claims by the FDIC and the TDFI. The terms of the Action Plans could also have a material adverse effect on our business, operations, financial condition, results of operations and the value of our securities, including our Common Stock.

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

Cornerstone Bancshares, Inc.

Date: May 13, 2010	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President and Chief Executive Officer (principal executive officer)

Date: May 13, 2010	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Senior Vice President and Chief Financial Officer (principal financial officer and accounting officer)

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.