Form 10-Q
period 2010-06-30
CORNERSTONE BANCSHARES INC
filed 2010-08-16
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes  ☐    No  ☒

As of July 30, 2010 there were 6,500,396 shares of common stock, $1.00 par value per share, issued and outstanding.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the following:  (i) the ability of Cornerstone Community Bank (the “Bank”) to comply with the requirements of the consent order issued by the Federal Deposit Insurance Corporation on April 2, 2010 or the written agreement entered with the Tennessee Department of Financial Institutions on April 8, 2010 (collectively, the “Action Plans”); (ii) the ability of Cornerstone to raise additional capital necessary to retire certain holding company loans and enable the Bank to achieve and maintain the elevated capital levels required under the Action Plans; (iii) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (iv) increased competition with other financial institutions, (v) changes in economic conditions in Cornerstone’s market area, (vi) rapid fluctuations or unanticipated changes in interest rates, (vii) the effect on Cornerstone and the financial institutions and banking industry from difficult market conditions, unprecedented volatility and the soundness of other financial institutions, (viii) the -ability of Cornerstone to restructure its loan portfolio to regulatory acceptable levels and composition, (ix) the effect of recent legislative regulatory initiatives, and (x) changes in the legislative and regulatory environment. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements

	Unaudited
	June 30,	December 31,
	2010	2009

ASSETS

Cash and due from banks	$43,690,546	$38,202,205

Securities available for sale	129,610,261	124,415,318
Securities held to maturity	114,705	135,246
Federal Home Loan Bank stock, at cost	2,322,900	2,229,200
Loans, net of allowance for loan losses of $6,967,292 at June 30, 2010 and $5,905,054 at December 31, 2009	311,828,256	330,787,382
Bank premises and equipment, net	7,659,025	8,098,059
Accrued interest receivable	1,662,436	1,520,699
Goodwill and amortizable intangibles	2,587,316	2,579,211
Foreclosed assets	9,862,411	10,327,297
Other assets	14,088,466	14,109,769
Total Assets	$523,426,322	$532,404,386

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$47,663,569	$41,971,956
Interest-bearing demand deposits	36,802,797	26,533,329
Savings deposits and money market accounts	31,893,781	31,029,587
Time deposits of $100,000 or more	109,225,781	91,064,094
Time deposits of less than $100,000	175,062,529	214,143,147
Total deposits	400,648,457	404,742,113
Federal funds purchased and securities sold under agreements to repurchase	24,105,165	26,321,885
Federal Home Loan Bank advances and other borrowings	67,250,000	72,350,000
Accrued interest payable	374,582	351,360
Other liabilities	1,623,449	801,549
Total Liabilities	494,001,653	504,566,907

Stockholders' Equity:
Preferred stock - no par value; 2,000,000 shares authorized; no shares issued	-	-
Common stock - $l.00 par value; 20,000,000 shares authorized; 6,709,199 issued in 2010 and 2009; 6,500,396 outstanding in 2010 and 2009	6,500,396	6,500,396
Additional paid-in capital	21,199,992	21,162,686
Retained earnings	786,787	424,854
Accumulated other comprehensive income	937,494	(250,457)
Total Stockholders' Equity	29,424,669	27,837,479
Total Liabilities and Stockholders' Equity	$523,426,322	$532,404,386

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations

	Unaudited		Unaudited
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans, including fees	$5,493,946	$6,035,104	$11,442,192	$12,477,209
Investment securities	1,216,300	386,065	2,345,579	800,126
Federal funds sold & other earning assets	21,732	6,697	45,393	14,646
Total interest income	6,731,978	6,427,866	13,833,164	13,291,981

INTEREST EXPENSE
Interest bearing demand accounts	36,019	29,960	66,118	56,154
Money market and savings accounts	63,587	79,889	131,211	169,298
Time deposits of more than $100,000	588,314	480,917	1,134,340	1,010,094
Time deposits of less than $100,000	1,030,929	1,388,223	2,168,930	2,854,235
Federal funds purchased and securities sold under agreements to repurchase	32,142	43,880	67,557	97,929
Other borrowings	759,803	768,199	1,539,000	1,474,035
Total interest expense	2,510,794	2,791,068	5,107,156	5,661,745

Net interest income before provision for loan losses	4,221,184	3,636,798	8,726,008	7,630,236
Provision for loan losses	1,465,000	1,633,898	2,480,000	7,358,898
Net interest income after the provision for loan losses	2,756,184	2,002,900	6,246,008	271,338

NONINTEREST INCOME
Customer service fees	342,126	434,595	684,040	842,738
Net gains / (losses) from sale of loans and other assets	438,886	146,613	386,195	(34,248)
Other noninterest income	29,272	149,083	60,195	184,915
Total noninterest income	810,284	730,291	1,130,430	993,405

NONINTEREST EXPENSE
Salaries and employee benefits	1,521,216	1,848,452	3,154,560	3,690,127
Net occupancy and equipment expense	368,506	387,897	723,689	796,836
Depository insurance	237,499	279,550	484,836	341,277
Other operating expense	1,476,201	1,257,460	2,556,818	2,237,861
Total noninterest expense	3,603,422	3,773,359	6,919,903	7,066,101

Income / (loss) before provision for income taxes	(36,954)	(1,040,168)	456,535	(5,801,358)
Provision / (benefit) for income taxes	(55,099)	(437,369)	94,602	(2,287,056)

NET INCOME / (LOSS)	$18,145	$(602,799)	$361,933	$(3,514,302)

EARNINGS / (LOSS) PER COMMON SHARE
Basic net income / ( loss) per common share	$-	$(0.09)	$0.06	$(0.54)
Diluted net income / (loss) per common share	$-	$(0.09)	$0.06	$(0.54)

DIVIDENDS DECLARED PER COMMON SHARE	$-	$0.03	$-	$0.10

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the six months ended June 30, 2010

			Additional		Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2009		$6,500,396	$21,162,686	$424,854	$(250,457)	$27,837,479

Employee compensation stock option expense		-	37,306	-	-	37,306

Comprehensive income:
Net income	$361,933	-	-	361,933	-	361,933

Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale, net of reclassification adjustment	1,187,951	-	-	-	1,187,951	1,187,951

Total comprehensive income	$1,549,884

BALANCE, June 30, 2010		$6,500,396	$21,199,992	$786,787	$937,494	$29,424,669

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business-Cornerstone Bancshares, Inc. (“Cornerstone”) is a bank holding company whose primary business is performed by its wholly-owned subsidiary, Cornerstone Community Bank (the “Bank”).  The Bank provides a full range of banking services to the Chattanooga, Tennessee market.  The Bank has also established a loan production office (“LPO”) in Dalton, Georgia to further enhance the Bank’s lending markets.  The Bank specializes in asset based lending, commercial lending and payment processing.  The Bank has a wholly-owned subsidiary, Eagle Financial, Inc. (“Eagle”), which specializes in finance and accounts receivable factoring.

Interim Financial Information (Unaudited)-The financial information in this report for June 30, 2010 and June 30, 2009 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2009 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in April of 2010. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.  In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Consolidation-The accompanying consolidated financial statements include the accounts of Cornerstone the Bank and Eagle.   Substantially all intercompany transactions, profits and balances have been eliminated.

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

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements in February 2010. This ASU amended the guidance on subsequent events and will no longer require that an SEC filer disclose the date through which subsequent events have been evaluated. The amendment was effective upon issuance.   The adoption of ASU 2010-09 does not have a material impact on Cornerstone’s financial statements.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ASU 2010-06 also clarifies the existing disclosure requirements for level of disaggregation and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. Those disclosures are effective for fiscal years beginning after December 15, 2010.  The adoption of ASU 2010-06 has not and is not expected to have a material impact on Cornerstone’s financial statements.

The FASB issued ASU No. 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs in January 2010.  The purpose of this ASU is to make technical corrections to certain guidance issued by the SEC that is included in the FASB Accounting Standards Codification (ASC).  Primarily, this ASU changes references to various FASB and AICPA pronouncements to the appropriate ASC paragraph numbers. The adoption of ASU 2010-04 does not have a material impact on Cornerstone’s financial statements.

FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in July 2010. The purpose of this ASU is to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables. The ASU requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The period end balance disclosures are effective for fiscal years ending after December 15, 2010.  The adoption of ASU 2010-20 is not expected to have a material impact on Cornerstone’s financial statements.

Going Concern

Cornerstone continues to prepare its consolidated financial statements on a going concern basis.  For further information regarding this issue, refer to note 2 “Going Concern Considerations” of Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 30, 2010.  The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-K.  Furthermore, Cornerstone has submitted its compliance covenant certificate as of June 30, 2010 to Silverton Bridge Bank, N.A., as successor in receivership to Silverton Bank, N.A.  (“Silverton”).  The June 30, 2010 compliance certificate indicates that certain loan covenants were not met.  However, Cornerstone has requested a waiver with respect to the covenant violations.  Based upon this request, Cornerstone anticipates that Silverton will waive the covenant violations as of June 30, 2010.

Consent Order

Following the issuance of a written report by the Federal Deposit Insurance Corporation (“FDIC”) and the Tennessee Department of Financial Institutions (“TDFI”) concerning their joint examination of the Bank in October 2009, the Bank entered a consent order with the FDIC on April 2, 2010 and a written agreement with the TDFI on April 8, 2010, each concerning areas of the Bank’s operations identified in the report as warranting improvement and presenting substantially similar plans for making those improvements. The consent order and written agreement, which we collectively refer to as the “Action Plans”, convey specific actions needed to address certain findings from the joint examination and to address our current financial condition.  The Action Plans contain a list of strict requirements ranging from a capital directive, which requires us to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which we will be subject to limitations on the maximum interest rates we can pay on deposit accounts.  The Action Plans also contain restrictions on future extensions of credit and requires the development of various programs and procedures to improve our asset quality as well as routine reporting on our progress toward compliance with the Action Plans to the Board of Directors, the FDIC and the TDFI.  Finally, as of April 2, 2010, the date of the Action Plans, the Bank was deemed to be “adequately capitalized.”   The adequately capitalized classification is the result of the Bank receiving a formal enforcement action which prohibits a Bank from being classified as “well-capitalized” regardless of its capital ratios.  Therefore, the Bank can not be classified as “well capitalized” until the Action Plans are lifted by the FDIC and the TDFI.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following is a summary of the basic and diluted earnings per share for the three month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009
Basic earnings / (loss) per share calculation:
Numerator: Net income / (loss) available to common shareholders	$18,145	$(602,799)
Denominator: Weighted avg. common shares outstanding	6,500,396	6,500,396
Effect of dilutive stock options	-	-
Diluted shares	6,500,396	6,500,396

Basic earnings / (loss) per share	$-	$(0.09)
Diluted earnings / (loss) per share	$-	$(0.09)

The following is a summary of the basic and diluted earnings per share for the six month periods ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
Basic earnings / (loss) per share calculation:
Numerator: Net income / (loss) available to common shareholders	$361,933	$(3,514,302)
Denominator: Weighted avg. common shares outstanding	6,500,396	6,500,396
Effect of dilutive stock options	-	-
Diluted shares	6,500,396	6,500,396

Basic earnings / (loss) per share	$0.06	$(0.54)
Diluted earnings / (loss) per share	$0.06	$(0.54)

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of ASC 718, Compensation –Stock Compensation.  As a result, for the six month period ended June 30, 2010, the compensation cost charged to earnings related to the vested incentive stock options was approximately $37,000, which had no material impact on earnings per share.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock.  The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant.  The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant.  The incentive stock options vest 30% on the second anniversary of the grant date, 60% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date, and the non-qualified stock options vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date.  The options expire ten years from the grant date.  At June 30, 2010, the total remaining compensation cost to be recognized on non-vested options is approximately $226,000.  A summary of the status of these stock option plans is presented in the following table:

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2009	799,675	$6.18	4.5 Years	$-
Granted	-	-
Exercised	-	-
Forfeited	265,600	6.88
Outstanding at June 30, 2010	534,075	$5.82	4.7 Years	$-
Options exercisable at June 30, 2010	389,955	$5.97

Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock.  On October 15, 1997, the Bank stock options were converted to Cornerstone stock options.  Only non-qualified stock options may be granted under the plan.  The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the maximum term is ten years.  Vesting for options granted during 2009, are 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date.  At June 30, 2010, the total remaining compensation cost to be recognized on non-vested options is approximately $23,000.  A summary of the status of this stock option plan is presented in the following table:

Weighted-
Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2009	100,250	$9.42	6.7 Years	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2010	100,250	$9.42	6.2 Years	$-
Options exercisable at June 30, 2010	91,025	$10.01

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$4,654,655	$17,052	$-	$4,671,707

State and municipal securities	19,051,648	363,343	(72,087)	19,342,904

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	63,048,396	1,254,118	(52,798)	64,249,716

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	41,198,541	176,172	(153,188)	41,221,525

Other	126,699	-	(2,290)	124,409

	$128,079,939	$1,810,685	$(280,363)	$129,610,261

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$114,705	$3,329	$-	$118,034

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$4,772,461	$4,703	$(3,144)	$4,774,020

State and municipal securities	16,660,518	268,343	(173,221)	16,755,640

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	53,207,225	217,897	(698,355)	52,726,767

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	49,956,882	77,852	(74,286)	49,960,448

Other	203,961	-	(5,518)	198,443

	$124,801,047	$568,795	$(954,524)	$124,415,318

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$135,246	$1,193	$(377)	$136,062

At June 30, 2010, securities with a fair value totaling approximately $129.5 million were pledged to secure public funds, securities sold under agreements to repurchase, the Federal Home Loan Bank (sometimes referred to herein as “FHLB”) as collateral for the Bank’s borrowings and serve as collateral for borrowings at the Federal Reserve Discount Window.

The amortized cost and estimated market value of securities at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due from one year to five years	599,264	619,204	-	-
Due from five years to ten years	4,460,566	4,611,101	-	-
Due after ten years	18,646,473	18,784,306	-	-
	23,706,303	24,014,611	-	-

Mortgage-backed securities	104,373,636	105,595,650	114,705	118,034

	$128,079,939	$129,610,261	$114,705	$118,034

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, as of June 30, 2010 and as of December 31, 2009:

	As of June 30, 2010
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
State and municipal securities	$5,943,587	$(69,418)	$220,218	$(2,669)	$6,163,805	$(72,087)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	10,617,378	(52,798)	-	-	10,617,378	(52,798)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	23,144,984	(153,188)	-	-	23,144,984	(153,188)

Other	-	-	124,409	(2,290)	124,409	(2,290)
	$39,705,949	$(275,404)	$344,627	$(4,959)	$40,050,576	$(280,363)

	As of December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
U.S. Governmental agencies	$971,400	$(3,144)	$-	$-	$971,400	$(3,144)

State and municipal securities	8,222,297	(159,907)	734,848	(13,314)	8,957,145	(173,221)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	40,492,722	(698,343)	5,516	(12)	40,498,238	(698,355)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	22,538,122	(74,286)	-	-	22,538,122	(74,286)

Other	-	-	198,443	(5,518)	198,443	(5,518)
	$72,224,541	$(935,680)	$938,807	$(18,844)	$73,163,348	$(954,524)

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$48,767	$(70)	$25,594	$(307)	$74,361	$(377)

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at June 30, 2010 or December 31, 2009.

At June 30, 2010 and December 31, 2009, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

State and municipal securities:  At June 30, 2010, 13 investments in obligations of state and municipal securities had unrealized losses.  The Bank believes the unrealized losses on those investments were caused by the interest rate environment and does not relate to the underlying credit quality of the issuers.  Because the Bank has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

Mortgage-backed securities issued or guaranteed by GNMA: At June 30, 2010, 11 investments in residential mortgage-backed securities issued or guaranteed by GNMA had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at June 30, 2010.

Note 4. Loans and Allowance for Loan Losses

At June 30, 2010 and December 31, 2009, loans are summarized as follows (in thousands):

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Non-residential real estate
Owner occupied	$73,124	22.9%	$77,350	23.0%
Non-owner occupied	71,767	22.5%	75,960	22.6%
Multi-family real estate	12,957	4.1%	12,770	3.8%
Construction	5,671	1.8%	7,197	2.1%
Commercial land and lot development	27,604	8.7%	39,767	11.8%
Total non-residential real estate	191,123	60.0%	213,044	63.3%

Residential real estate
Owner-occupied 1-4 family	46,676	14.6%	47,733	14.2%
Home equity lines	11,012	3.5%	10,473	3.1%
Total residential real estate	57,688	18.1%	58,206	17.3%

Total real estate loans	248,811	78.1%	271,250	80.6%

Commercial	57,618	18.1%	58,476	17.4%
Agricultural and other	8,694	2.7%	2,828	0.8%
Consumer	3,673	1.1%	4,138	1.2%
Total loans, net of unearned fees	$318,796	100.0%	$336,692	100.0%

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2010 and year ended December 31, 2009 is as follows (in thousands):

	June 30,	December 31,
	2010	2009
Balance, beginning of period	$5,905	$9,618
Loans charged-off	(1,564)	(19,096)
Recoveries of loans previously charged-off	146	484
Provision for loan losses	2,480	14,899
Balance, end of period	$6,967	$5,905

Note 5. Commitments and Contingent Liabilities

Off Balance Sheet Arrangements - In the normal course of business, the Bank has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions; thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

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

The Bank follows the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each customer’s creditworthiness is evaluated on a case-by-case basis, and the amount of collateral obtained, if any, is based on management’s credit evaluation of the customer. Collateral held varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at June 30, 2010 is as follows:

Commitments to extend credit	$31.1 million
Standby letters of credit	$3.7 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at June 30, 2010 will not have a material effect on Cornerstone’s consolidated financial statements.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Accounting by Creditors for Impairment of a Loan.”  The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$4,671,707	$-	$4,671,707	$-
State and municipal securities	19,342,904	-	19,342,904	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	64,249,716	-	64,249,716	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	41,221,525	-	41,221,525	-
Other	124,409	-	124,409	-

Total securities available for sale	$129,610,261	$-	$129,610,261	$-

Cash surrender value of life insurance	$1,117,349	$-	$1,117,349	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The tables below present information about assets and liabilities on the balance sheet at June 30, 2010 for which a nonrecurring change in fair value was recorded.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$14,608,325	$-	$14,608,325	$-
Foreclosed assets	9,862,411	-	9,862,411	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at June 30, 2010.  Losses derived from Level 2 inputs were calculated by models incorporating significant observable market data.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount and estimated fair value of Cornerstone's financial instruments at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$43,691	$43,691	$38,202	$38,202
Securities	129,725	129,728	124,551	124,551
Federal Home Loan Bank Stock	2,323	2,323	2,229	2,229
Loans, net	311,828	312,276	330,787	331,456
Cash surrender value of life insurance	1,117	1,117	1,101	1,101
Accrued interest receivable	1,662	1,662	1,521	1,521

Liabilities:
Noninterest-bearing demand deposits	47,664	47,664	41,972	41,972
Interest-bearing demand deposits	36,803	36,803	26,533	26,533
Savings deposits and money market accounts	31,894	31,894	31,030	31,030
Time deposits	284,288	286,834	305,207	307,596
Federal funds purchased and securities sold under agreements to repurchase	24,105	24,105	26,322	26,322
Federal Home Loan Bank advances and other borrowings	67,250	67,250	72,350	72,350
Accrued interest payable	375	375	351	351

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Note 7.  Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale.  The following is a summary of other comprehensive income for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,
	2010	2009
Net Income / (loss)	$18,145	$(602,799)
Unrealized holding gains (losses) on securities available for sale, net of reclassification	804,973	(264,205)

Comprehensive income (loss)	$823,118	$(867,004)

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Net Income / (loss)	$361,933	$(3,514,302)
Unrealized holding gains (losses) on securities available for sale, net of reclassification	1,187,951	240,544

Comprehensive income (loss)	$1,549,884	$(3,273,758)

Cornerstone Bancshares, Inc.
Net Interest Margin Analysis
Taxable Equivalent Basis

	Three months ended
	June 30
(Amounts in thousands)
Assets		2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$321,455	$5,494	6.86%	$370,524	$6,035	6.53%
Investment securities	151,220	1,216	3.44%	56,849	386	2.91%
Other earning assets	33,957	22	0.26%	11,089	7	0.24%
Total earning assets	506,632	$6,732	5.39%	438,461	$6,428	5.90%
Allowance for loan losses	(6,797)			(9,326)
Cash and other assets	29,821			30,509
TOTAL ASSETS	$529,656			$459,645

Liabilities and Shareholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$42,565	$36	0.34%	$31,702	$30	0.38%
Savings deposits	9,090	12	0.51%	8,101	10	0.51%
MMDA's	21,952	52	0.95%	28,754	70	0.97%
Time deposits of $100,000 or more	89,648	588	2.63%	57,502	481	3.36%
Time deposits of $100,000 or less	210,072	1,031	1.97%	165,234	1,388	3.37%
Federal funds purchased and securities sold under agreements to repurchase	23,807	32	0.54%	22,479	44	0.78%
Federal Home Loan Bank & other borrowings	69,833	760	4.36%	72,454	768	4.25%
Total interest bearing liabilities	466,966	2,511	2.16%	386,226	2,791	2.90%
Net interest spread		$4,221	3.24%		$3,637	3.01%
Noninterest bearing demand deposits	39,061			42,752
Accrued expenses and other liabilities	(5,477)			(3,190)
Shareholders' equity	29,105			33,857
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$529,656			$459,645
Net yield on earning assets			3.41%			3.35%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		81			26
Total adjustment		81			26

Cornerstone Bancshares, Inc.
Net Interest Margin Analysis
Taxable Equivalent Basis

	Six months ended
	June 30
(Amounts in thousands)
Assets		2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$325,715	$11,442	7.08%	$377,095	$12,477	6.67%
Investment securities	143,072	2,346	3.52%	54,976	800	3.12%
Other earning assets	39,927	45	0.23%	12,517	15	0.24%
Total earning assets	508,714	$13,833	5.55%	444,588	$13,292	6.05%
Allowance for loan losses	(6,397)			(9,232)
Cash and other assets	29,653			29,469
TOTAL ASSETS	$531,970			$464,825

Liabilities and Shareholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$35,277	$66	0.38%	$30,270	$56	0.37%
Savings deposits	8,910	23	0.51%	7,960	20	0.51%
MMDA's	22,830	109	0.96%	30,893	149	0.97%
Time deposits of $100,000 or more	84,708	1,133	2.70%	58,559	1,010	3.48%
Time deposits of $100,000 or less	218,649	2,169	2.00%	165,425	2,854	3.48%
Federal funds purchased and securities sold under agreements to repurchase	23,723	68	0.57%	23,509	98	0.84%
Federal Home Loan Bank & other borrowings	71,063	1,539	4.37%	71,946	1,474	4.13%
Total interest bearing liabilities	465,160	5,107	2.21%	388,562	5,661	2.94%
Net interest spread		$8,726	3.33%		$7,631	3.11%
Noninterest bearing demand deposits	43,610			42,907
Accrued expenses and other liabilities	(5,688)			(2,028)
Shareholders' equity	28,888			35,384
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$531,970			$464,825
Net yield on earning assets			3.52%			3.48%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		155			50
Total adjustment		155			50

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

The following is a discussion of our financial condition at June 30, 2010 and December 31, 2009 and our results of operations for the three and six months ended June 30, 2010 and 2009. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Recent Developments

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant changes to the current bank regulatory structure and requires various federal agencies to adopt a wide array of new implementing rules and regulations.  While not yet determinable, the impact of the Dodd-Frank Act and the rules and regulations thereunder may significantly affect our operations and financial stability, increase operating costs and redirect management resources.

Review of Financial Performance

As of June 30, 2010, Cornerstone had total consolidated assets of $523 million, total loans of $318.8 million, total deposits of $400.6 million and stockholders’ equity of $29.4 million. Net income for the three month period ended  June 30, 2010 totaled $18,145.  Net income for the six month period ended June 30, 2010 totaled $361,933.

Results of Operations

Net income for the three months ended June 30, 2010 was $18,145 or $0.00 basic earnings per share, compared to a net loss of ($602,799) or ($0.09) basic earnings per share, for the same period in 2009.  Net Income for the six months ended June 30, 2010 was $361,933 or $0.06 basic earnings per share, compared to a net loss of ($3,514,302) or ($0.54) basic earnings per share, for the same period in 2009.

The following table presents our results for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 (amounts in thousands).

			2010-2009				2010-2009
	Three months		Percent	Dollar	Six months		Percent	Dollar
	ended June 30,		Increase	Amount	ended June 30,		Increase	Amount
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Interest income	$6,732	$6,428	4.73%	$304	$13,833	$13,292	4.07%	$541
Interest expense	2,511	2,791	(10.03)%	(280)	5,107	5,662	(9.80)%	(555)
Net interest income
before provision for loss	4,221	3,637	16.06%	584	8,726	7,630	14.36%	1,096

Provision for loan loss	1,465	1,634	(10.34)%	(169)	2,480	7,359	(66.30)%	(4,879)
Net interest income after
provision for loan loss	2,756	2,003	37.59%	753	6,246	271	2204.80%	5,975

Total noninterest income	810	730	10.96%	80	1,130	994	13.68%	136
Total noninterest expense	3,603	3,773	(4.51)%	(170)	6,920	7,066	(2.07)%	(146)

Income / (loss) before income taxes	(37)	(1,040)	96.44%	1,003	456	(5,801)	107.86%	6,257

Provision/(benefit)for income taxes	(55)	(437)	87.41%	382	94	(2,287)	104.11%	2,381

Net income / (loss)	$18	$(603)	102.99%	621	$362	$(3,514)	110.30%	3,876

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities.  Net interest income is also the most significant component of our earnings.  For the three months ended June 30, 2010, net interest income before the provision for loan loss, increased $584 thousand or 16.06% over the same period of 2009.  Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) was 3.24% for the three month period ended June 30, 2010 compared to 3.01% for the same period in 2009. The net interest margin on a tax equivalent basis was 3.41% for the three month period ended June 30, 2010 compared to 3.35% for the same period in 2009.    Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The Bank’s net interest margin has been impacted by a change in the Bank’s balance sheet mix.  The change, implemented by management during 2009 and continuing in 2010, has reduced the Bank’s percentage of loans relative to other assets in order to reduce its risk profile.  As of June 30, 2010, the Bank’s loan to asset ratio was approximately 61% compared to approximately 63% as of December 31, 2009.  This level is historically low for the Bank as well as the banking industry.  Normal loan to asset ratios for the banking industry typically range from 65% to 75%.  Management expects that the Bank’s net interest margin will improve once the Bank is able to return to a normal loan to asset ratio.

The Bank’s loan portfolio yield increased to 6.86% for the three months ended June 30, 2010 compared to 6.53% for the quarter ended June 30, 2009.  The Bank’s loan portfolio yield increased to 7.08% for the six months ended June 30, 2010 compared to 6.67% for the six months ended June 30, 2009.  The Bank saw a slight reduction in its non-accrual adjustments to loan interest income in the first six months of 2010 compared to the same time period in 2009.

For the three month periods ended June 30, 2010, the Bank’s investment portfolio yielded 3.44% compared to 2.91% for the same time period in 2009.  For the six months ended June 30, 2010, the Bank’s investment portfolio yielded 3.52% compared to 3.12% for the same time period in 2009.  The Bank increased the amount of its investment portfolio from approximately $46 million as of June 30, 2009 to approximately $130 million as of June 30, 2010.  The increase provided the Bank needed collateral to guarantee access to funding.  The Bank executed a “bar-bell” investment strategy during the fourth quarter of 2009 and first quarter of 2010 to build an investment portfolio sufficient to cover the Bank’s collateral requirements which peaked in the first quarter of 2010.  Since that time the Bank’s collateral requirements have reduced and the Bank is transitioning to a more defensive interest rate sensitivity exposure and is realizing investment gains as it reduces the investment portfolio.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to $1.5 million for the three months ended June 30, 2010 and $2.5 million for the six months ended June 30, 2010.

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

The following table presents the components of noninterest income for the three and six months ended June 30, 2010 and 2009 (dollars in thousands).

			2010-2009			2010-2009
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Service charges on deposit accounts	$342	$435	(21.38)%	$684	$843	(18.86)%
Net gains / (losses) on sale of loans and other assets	(179)	(247)	27.53%	(254)	(428)	40.65%
Realized gains on sale of securities	618	394	56.85%	640	394	62.44%
Other noninterest income	29	149	(80.54)%	60	185	(67.57)%
Total noninterest income	$810	$731	10.81%	$1,130	$994	13.68%

Significant matters relating to the changes in noninterest income are presented below:

The Bank has seen a decrease in its service charges on deposit accounts during 2010 due to a reduction in customer overdraft charges.

The Bank realized approximately $618 thousand of security gains during the second quarter of 2010 as the Bank reduced its security portfolio. The Bank sold fixed rate Ginnie Mae mortgages.

The Bank continues to experience losses on its other real estate portfolio but at a slower rate than 2009 due to a stabilization of commercial real estate prices in the Chattanooga, Tennessee MSA.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance and other operating expense.

The following table presents the components of noninterest expense for the three and six months ended June 30, 2010 and 2009 (dollars in thousands).

			2010-2009			2010-2009
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase /	June 30,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Salaries and employee benefits	$1,521	$1,848	(17.69)%	$3,155	$3,690	(14.50)%
Occupancy and equipment expense	369	388	(4.90)%	723	797	(9.28)%
OREO & repossessed asset expense	515	108	376.85%	629	183	243.72%
FDIC depository insurance (a)	237	280	(15.36)%	485	341	42.23%
Other operating expense	961	1,149	(16.36)%	1,928	2,055	(6.18)%
Total noninterest expense	$3,603	$3,773	(4.51)%	$6,920	$7,066	(2.07)%

(a) The amounts listed for 2009 include a FDIC special assessment fee of approximately $213 thousand that was accrued during the second quarter of 2009 and paid during the third quarter of 2009.

Significant matters relating to the changes to noninterest expense are presented below:

During the second quarter of 2010, the Bank paid approximately $237,000 in insurance assessments to the Federal Deposit Insurance Corporation. The Bank has seen a material increase in its ongoing insurance assessment due to its higher risk profile.  The Bank was not required to prefund the FDIC three year assessment and is paying as incurred.

As of June 30, 2010, Cornerstone had incurred the following expenses related to other real estate:  other real estate expense, which includes real estate taxes and maintenance, of approximately $507 thousand, other real estate legal expense of approximately $69 thousand and repossessed asset expense of approximately $53 thousand.  Management expects these costs to continue throughout 2010 as property is transferred into other real estate, maintained by the Bank for a period of time and finally sold.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled $532.4 million as of December 31, 2009.  As of June 30, 2010, total consolidated assets had decreased $9.0 million or 1.69% to $523.4 million.  The Bank’s loan portfolio totaled  $318.8 million as of June 30, 2010.

Liabilities as of June 30, 2010 and December 31, 2009 totaled approximately $494.0 million and $504.6 million, respectively.  The change in liabilities is primarily attributable to decreases in the Bank’s certificate of deposit accounts and reduction of FHLB advances of $5 million.

Stockholders’ equity as of June 30, 2010 and December 31, 2009 totaled approximately $29.4 million and $27.8 million, respectively.

Securities-The Bank’s investment portfolio, primarily consisting of Ginnie Mae Agency, mortgage-backed securities and municipal securities, amounted to $129.7 million as of June 30, 2010 compared to $124.6 million as of December 31, 2009. The primary purpose of the Bank’s investment portfolio is to provide liquidity, satisfy pledging requirements, collateralize the Bank’s repurchase accounts and secure the Bank’s FHLB borrowings.

Loans-The composition of loans at June 30, 2010 and at December 31, 2009 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Non-residential real estate
Owner occupied	$73,124	22.9%	$77,350	23.0%
Non-owner occupied	71,767	22.5%	75,960	22.6%
Multi-family real estate	12,957	4.1%	12,770	3.8%
Construction	5,671	1.8%	7,197	2.1%
Commercial land and lot development	27,604	8.7%	39,767	11.8%
Total non-residential real estate	191,123	60.0%	213,044	63.3%

Residential real estate
Owner-occupied 1-4 family	46,676	14.6%	47,733	14.2%
Home equity lines	11,012	3.5%	10,473	3.1%
Total residential real estate	57,688	18.1%	58,206	17.3%

Total real estate loans	248,811	78.1%	271,250	80.6%

Commercial	57,618	18.1%	58,476	17.4%
Agricultural and other	8,694	2.7%	2,828	0.8%
Consumer	3,673	1.1%	4,138	1.2%
Total loans, net of unearned fees	$318,796	100.0%	$336,692	100.0%

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

During the second quarter of 2010, the Bank experienced a continued decline in loan quality.  Currently, the Bank believes that it has established an allowance for loan losses that adequately accounts for the Bank’s identified loan impairment.  However, additional provision to the loan loss allowance may be needed in future quarters if the Bank’s loan portfolio continues to deteriorate.

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2010 and for the year ended December 31, 2009 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	June 30,	December 31,
	2010	2009
Balance, beginning of period	$5,905	$9,618
Loans charged-off	(1,564)	(19,096)
Recoveries of loans previously charged-off	146	484
Provision for loan losses	2,480	14,899
Balance, end of period	$6,967	$5,905

Total loans	$318,796	$336,692

Ratio of allowance for loan losses to loans outstanding at the end of the period	2.19%	1.75%

Ratio of net charge-offs to total loans outstanding for the period	0.44%	5.53%

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

The Bank attempts to reduce these economic and credit risks by adherence to a lending policy approved by the Bank’s board of directors.  The Bank’s lending policy establishes loan to value limits, collateral perfection, credit underwriting criteria and other acceptable lending standards.  The Bank classifies loans that are ninety (90) days past due and still accruing interest, renegotiated loans, non-accrual loans, foreclosures and repossessed property as non-performing assets. The Bank’s policy is to categorize a loan on non-accrual status when payment of principal or interest is contractually ninety (90) or more days past due.  At the time the loan is categorized as non-accrual the interest previously accrued but not collected may be reversed and charged against current earnings.

The following is a summary of changes in the Bank’s impaired loans for the six months ended June 30, 2010 and for the year ended December 31, 2009:

	June 30, 2010	December 31, 2009
Impaired loans without a valuation allowance	$11,367,057	$7,138,077
Impaired loans with a valuation allowance	18,506,604	23,956,594
Total impaired loans	$29,873,661	$31,094,671

Valuation allowance related to impaired loans	$3,898,279	$2,145,383

Loans past due over 90 days still on accrual	$-	$-
Loans on nonaccrual	13,030,024	7,359,542
Total nonperforming loans	$13,030,024	$7,359,542

	Six Months
	Ended	Year Ended
	June 30, 2010	December 31, 2009
Average investment in impaired loans	$32,635,242	$28,555,483

Interest income recognized on impaired loans	$1,254,701	$2,900,652

The Bank’s loan portfolio has experienced a general deterioration in loan quality as the Chattanooga, Tennessee Metropolitan Statistical Area endures the current economic recession.  The number and dollar amount of impaired loans increased during the second quarter of 2010 as the Bank continued to systematically review its loan portfolio to proactively identify possible impaired loans.  Management anticipates that its loan asset quality will not improve until the economy recovers from the current economic recession.

The following table summarizes Cornerstone’s non-performing assets for the six months ended June 30, 2010 and for the year ended December 31, 2009 (amounts in thousands):

	June 30,	December 31,
	2010	2009
Non-accrual loans	$13,030	$7,360
Repossessed assets	350	217
Foreclosed properties	9,862	10,327
Total non-performing assets	$23,242	$17,904

Total loans outstanding	$318,796	$336,692

Allowance for loan losses	6,967	5,905

Ratio of nonperforming assets to total loans outstanding at the end of the period	7.29%	5.32%

Ratio of nonperforming assets to total allowance for loan losses at the end of the period	333.61%	303.20%

Non-accrual loans increased to approximately $13 million as of June 30, 2010 up from approximately $8.5 million as of March 31, 2010 and approximately $7.3 million as of December 31, 2009.  The increase is concentrated in one loan relationship of approximately $7 million.  The relationship is in bankruptcy and the courts are presently making payments on several pieces of income producing commercial real estate.  Since the end of the second quarter of 2010, the Bank has recovered $1.2 million with no loss from one of its non-accrual loans and expects to close the sale of a non-accrual loan in the amount of $1.5 million with no loss.  The Bank has seen an increased interest in its OREO holdings and currently has $2 million under contract to close during the third quarter of 2010.

Deposits and Other Borrowings-The Bank’s deposits consist of noninterest bearing demand deposits, interest bearing demand accounts, savings and money market accounts, and time deposits.  The Bank has agreements with some customers to sell certain of its securities under agreements to repurchase the security the following day.  The Bank has also obtained advances from the FHLB.

The following table presents the Bank’s deposits and other borrowings as either core funding or non-core funding.  Core funding consists of all deposits except for time deposits issued in denominations of $100,000 or greater.  All other funding is classified as non-core (amounts in thousands).

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Core funding:
Noninterest bearing demand deposits	$47,664	9.8%	$41,972	8.4%
Interest bearing demand deposits	36,803	7.6%	26,533	5.3%
Savings & money market accounts	31,894	6.5%	31,030	6.2%
Time deposits under $100,000	175,063	36.0%	214,143	43.0%
Total core funding	291,424	59.9%	313,678	62.9%

Non-core funding:
Brokered deposits	$-	0.0%	$5,852	1.2%
Time deposit accounts greater than $100,000	109,226	22.4%	85,212	17.1%
Fed funds purchased and securities sold under agreements to repurchase	24,105	5.0%	26,322	5.3%
Federal Home Loan Bank advances	62,000	12.7%	67,000	13.5%
Total non-core funding	195,331	40.1%	184,386	37.1%

Total	$486,755	100.0%	$498,064	100.0%

Federal funds purchased are lines of credit established with other financial institutions that allow the Bank to meet    short term funding requirements.  These lines can be used as frequently as daily with large variations in balances depending upon the Bank’s immediate funding requirements.  As of June 30, 2010, the Bank had established $13 million in available federal funds lines.

FHLB borrowings are secured by certain qualifying residential mortgage loans and, pursuant to a blanket lien, all qualifying commercial mortgage loans.  The FHLB is further secured with pledged securities with a market value of approximately $57 million as of June 30, 2010.  Management believes that FHLB borrowings provide an additional source of funding at lower interest rates than alternative sources.  The   borrowings are structured as either term loans with call and put options after a stated conversion date or an overnight borrowing arrangement.

Capital Resources-At June 30, 2010 and December 31, 2009, Cornerstone’s stockholders’ equity amounted to $29.4 million and $27.8 million, respectively.

Cornerstone’s stockholders’ equity increased $0.8 million during the second quarter of 2010.  The increase in equity can be attributed to Cornerstone’s second quarter 2010 earnings of approximately $18,000 and an unrealized gain on securities available for sale of approximately $805,000.  Following is a summary of the Bank’s capital ratios as of June 30, 2010:

Tier 1 leverage ratio of 5.78% to average assets.
Tier 1 capital ratio of 9.21% to risk weighted assets.
Total risk based capital ratio of 10.48% to risk weighted assets.

Cornerstone had total outstanding borrowings of $5.3 million from Silverton Bridge Bank as of June 30, 2010.  Cornerstone is currently seeking a waiver from Silverton for its covenant violations as of June 30, 2010.

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

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiaries) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 1A. Risk Factors

Cornerstone, as a smaller reporting company, is not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [Removed and Reserved]

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

Cornerstone Bancshares, Inc.

Date: August 13, 2010	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President and Chief Executive Officer
(principal executive officer)

Date: August 13, 2010	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.