Form 10-Q/A
period 2010-06-30
CORNERSTONE BANCSHARES INC
filed 2010-10-04
CIK 1038773

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

EXPLANATORY NOTE

Cornerstone Bancshares, Inc. (“Cornerstone”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) with respect to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, as filed with the Securities and Exchange Commission on August 16, 2010 (the “Original Filing”).  During the Edgarizing process, Cornerstone’s Consolidated Statements of Cash Flows was inadvertently omitted from the Form 10-Q filed with the Securities and Exchange Commission.  To correct this oversight Cornerstone is filing this Form 10-Q/A which includes the Consolidated Statements of Cash Flows as of June 30, 2010 and 2009.

Except as described above, the Original Filing has not been amended, updated or otherwise modified. The Original Filing, as amended by this Amendment, continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or update or otherwise modify any related or other disclosures, including forward-looking statements. Accordingly, this Amendment should be read in conjunction with Cornerstone’s Original Filing.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Unaudited
	Six months ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$361,933	$(3,514,302)
Adjustments to reconcile net income / (loss) to net cash
provided by operating activities:
Depreciation and amortization	233,564	500,824
Provision for loan losses	2,480,000	7,358,898
Stock compensation expense	37,306	109,396
Net (gains) / losses on sales of loans and other assets	(386,195)	34,248
Deferred income taxes	(624,201)	670,271
Changes in other operating assets and liabilities:
Net change in loans held for sale	(371,000)	(545,700)
Accrued interest receivable	(141,737)	356,707
Accrued interest payable	23,222	181,782
Other assets and liabilities	650,618	(3,368,156)
Net cash provided by operating activities	2,263,510	1,783,968

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	50,499,955	27,916,257
Securities held to maturity	20,266	14,603
Purchase of securities available for sale	(53,138,697)	(29,228,921)
Purchase of Federal Home Loan Bank stock	(93,700)	(41,700)
Loan originations and principal collections, net	12,633,191	14,950,859
Purchase of bank premises and equipment	(2,299)	(92,128)
Proceeds from sale of bank premises and equipment	199,664	-
Proceeds from sale of other real estate and other assets	4,516,827	1,698,445
Net cash provided by investing activities	14,635,207	15,217,415

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(4,093,656)	10,456,476
Net (decrease) in federal funds purchased and
securities sold under agreements to repurchase	(2,216,720)	(15,263,767)
Net (payments on) proceeds from Federal Home Loan Bank
advances and other borrowings	(5,100,000)	1,100,000
Payment of dividends	-	(884,760)
Net cash (used in) financing activities	(11,410,376)	(4,592,051)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,488,341	12,409,332

CASH AND CASH EQUIVALENTS, beginning of period	38,202,205	21,897,390

CASH AND CASH EQUIVALENTS, end of period	$43,690,546	$34,306,722

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,083,934	$5,479,963
Cash paid during the period for taxes	500,000	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$4,365,571	$3,594,574

The Notes to Consolidated Financial Statements are an integral part of these statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: October 4, 2010	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes, President and Chief Executive Officer (principal executive officer)

Date: October 4, 2010	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr. Senior Vice President and Chief Financial Officer (principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.