Form 10-Q
period 2010-09-30
CORNERSTONE BANCSHARES INC
filed 2010-11-12
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes  ☐    No  ☒

As of November 2, 2010 there were 6,500,396 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the following:  (i) the ability of Cornerstone Community Bank (the “Bank”) to comply with the requirements of the consent order issued by the Federal Deposit Insurance Corporation on April 2, 2010 or the written agreement entered with the Tennessee Department of Financial Institutions on April 8, 2010 (collectively, the “Action Plans”); (ii) the ability of Cornerstone to raise additional capital necessary to retire certain holding company loans and enable the Bank to achieve and maintain the elevated capital levels required under the Action Plans; (iii) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (iv) increased competition with other financial institutions; (v) changes in economic conditions in Cornerstone’s market area; (vi) rapid fluctuations or unanticipated changes in interest rates; (vii) the effect on Cornerstone and the financial institutions and banking industry from difficult market conditions, unprecedented volatility and the soundness of other financial institutions; (viii) the -ability of Cornerstone to restructure its loan portfolio to regulatory acceptable levels and composition; (ix) the effect of recent legislative regulatory initiatives; and (x) changes in the legislative and regulatory environment. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
	2010	2009
ASSETS

Cash and due from banks	$53,220,651	$38,202,205

Securities available for sale	108,790,555	124,415,318
Securities held to maturity (fair value approximates of $103,944 and $136,062 at September 30, 2010 and December 31, 2009)	101,340	135,246
Federal Home Loan Bank stock, at cost	2,322,900	2,229,200
Loans, net of allowance for loan losses of $6,271,114 at September 30, 2010 and $5,905,054 at December 31, 2009	285,774,624	330,787,382
Bank premises and equipment, net	8,235,095	8,098,059
Accrued interest receivable	1,456,314	1,520,699
Goodwill and amortizable intangibles	2,582,994	2,579,211
Foreclosed assets	13,427,436	10,327,297
Other assets	7,439,529	14,109,769
Total Assets	$483,351,438	$532,404,386

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$38,609,397	$41,971,956
Interest-bearing demand deposits	25,102,235	26,533,329
Savings deposits and money market accounts	32,158,476	31,029,587
Time deposits of $100,000 or more	105,575,691	91,064,094
Time deposits of less than $100,000	149,921,029	214,143,147
Total deposits	351,366,828	404,742,113
Federal funds purchased and securities sold under agreements to repurchase	37,181,597	26,321,885
Federal Home Loan Bank advances and other borrowing	61,765,000	72,350,000
Accrued interest payable	370,922	351,360
Other liabilities	1,702,461	801,549
Total Liabilities	452,386,808	504,566,907

Stockholders' Equity:
Preferred stock - no par value; 2,000,000 shares authorized; 61,740 shares issued and outstanding in 2010	1,424,173	-
Common stock - $l.00 par value; 20,000,000 shares authorized; 6,709,199 issued in 2010 and 2009; 6,500,396 outstanding in 2010 and 2009	6,500,396	6,500,396
Additional paid-in capital	21,218,645	21,162,686
Retained earnings	1,000,461	424,854
Accumulated other comprehensive income	820,955	(250,457)
Total Stockholders' Equity	30,964,630	27,837,479
Total Liabilities and Stockholders' Equity	$483,351,438	$532,404,386

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations

	Unaudited		Unaudited
	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009
INTEREST INCOME
Loans, including fees	$5,159,963	$6,018,409	$16,602,155	$18,495,619
Investment securities	753,783	357,677	3,099,362	1,157,803
Federal funds sold & other earning assets	19,289	30,439	64,682	45,085
Total interest income	5,933,035	6,406,525	19,766,199	19,698,507

INTEREST EXPENSE
Time deposits $100,000 or more	538,963	476,611	1,673,303	1,534,269
Other deposits	939,412	1,494,434	3,305,671	4,526,554
Federal funds purchased and securities sold under agreements to repurchase	31,649	37,227	99,206	135,157
FHLB advances and other borrowing	665,961	757,682	2,204,961	2,231,717
Total interest expense	2,175,985	2,765,954	7,283,141	8,427,697

Net interest income before provision for loan losses	3,757,050	3,640,571	12,483,058	11,270,810
Provision for loan losses	681,000	3,390,000	3,161,000	10,748,898
Net interest income after the provision for loan losses	3,076,050	250,571	9,322,058	521,912

NONINTEREST INCOME
Customer service fee	308,579	416,908	992,619	1,259,646
Other noninterest income	33,931	29,343	94,126	170,314
Net gains / (losses) from sale of loans and other assets	544,318	(262,019)	930,513	(252,323)
Total noninterest income	886,828	184,232	2,017,258	1,177,637

NONINTEREST EXPENSE
Salaries and employee benefits	1,525,311	1,622,766	4,679,871	5,331,916
Net occupancy and equipment expense	397,461	382,601	1,121,150	1,176,735
FDIC and other assessments*	385,722	182,459	915,365	570,191
Other operating expense	1,371,409	1,091,130	3,883,420	3,266,214
Total noninterest expense	3,679,903	3,278,956	10,599,806	10,345,056

Income / (loss) before provision for income taxes	282,975	(2,844,153)	739,510	(8,645,507)
Provision / (benefit) for income taxes	69,301	(1,144,617)	163,903	(3,431,673)

NET INCOME / (LOSS)	$213,674	$(1,699,536)	$575,607	$(5,213,834)

EARNINGS / (LOSS) PER COMMON SHARE
Basic net income / (loss) per common share	$0.03	$(0.26)	$0.09	$(0.80)
Diluted net income / (loss) per common share	$0.03	$(0.26)	$0.09	$(0.80)

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$0.10

* Includes Special one time Assessment on June 30, 2009 in the amount of $213,151

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the nine months ended September 30, 2010

				Additional		Other	Total
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2009		$-	$6,500,396	$21,162,686	$424,854	$(250,457)	$27,837,479

Employee compensation stock option expense		-	-	55,959	-	-	55,959

Issuance of series A convertible preferred stock		1,424,173	-	-	-	-	1,424,173

Comprehensive income:
Net income	$575,607	-	-	-	575,607	-	575,607

Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale, net of reclassification adjustment	1,071,412	-	-	-	-	1,071,412	1,071,412
Total comprehensive income	$1,647,019
BALANCE, September 30, 2010		$1,424,173	$6,500,396	$21,218,645	$1,000,461	$820,955	$30,964,630

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Unaudited
	Nine months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$575,607	$(5,213,834)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	342,243	617,555
Provision for loan losses	3,161,000	10,748,898
Stock compensation expense	55,959	164,094
Net (gains) / losses on sales of loans and other assets	(930,513)	252,323
Deferred income taxes	182,665	1,100,978
Changes in other operating assets and liabilities:
Net change in loans held for sale	(574,000)	389,700
Accrued interest receivable	64,385	58,815
Accrued interest payable	19,562	283,939
Other assets and liabilities	6,463,168	(4,012,949)
Net cash provided by operating activities	9,360,076	4,389,519

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	105,149,214	29,963,560
Securities held to maturity	33,438	27,536
Purchase of securities available for sale	(86,105,614)	(44,327,958)
Purchase of Federal Home Loan Bank stock	(93,700)	(41,700)
Loan originations and principal collections, net	33,136,548	17,119,771
Purchase of bank premises and equipment	(859,445)	(144,726)
Proceeds from sale of bank premises and equipment	199,664	-
Proceeds from sale of other real estate and other assets	5,874,665	2,548,311
Net cash provided by investing activities	57,334,770	5,144,794

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(53,375,285)	59,505,085
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	10,859,712	(17,653,973)
Net (payments on) proceeds from Federal Home Loan Bank advances and other borrowings	(10,585,000)	1,100,000
Payment of dividends	-	(1,094,649)
Issuance of preferred stock	1,424,173	-
Net cash (used in) provided by financing activities	(51,676,400)	41,856,463

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,018,446	51,390,776

CASH AND CASH EQUIVALENTS, beginning of period	38,202,205	21,897,390

CASH AND CASH EQUIVALENTS, end of period	$53,220,651	$73,288,166

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$7,263,579	$8,143,758
Cash paid during the period for taxes	500,000	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$9,648,190	$8,638,408

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business-Cornerstone is a bank holding company whose primary business is performed by its wholly-owned subsidiary, Cornerstone Community Bank (the “Bank”).  The Bank provides a full range of banking services to the Chattanooga, Tennessee market.  The Bank has also established a loan production office (“LPO”) in Dalton, Georgia to further enhance the Bank’s lending markets.  The Bank specializes in asset based lending, commercial lending and payment processing.  The Bank has a wholly-owned subsidiary, Eagle Financial, Inc. (“Eagle”), which specializes in finance and accounts receivable factoring.

Interim Financial Information (Unaudited)-The financial information in this report for September 30, 2010 and September 30, 2009 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2009 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in April of 2010. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices.  In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Consolidation-The accompanying consolidated financial statements include the accounts of Cornerstone, the Bank and Eagle.   Substantially all intercompany transactions, profits and balances have been eliminated.

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

Going Concern

Cornerstone continues to prepare its consolidated financial statements on a going concern basis.  For further information regarding this issue, refer to note 2 “Going Concern Considerations” of Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 30, 2010.  The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-K.  Furthermore, Cornerstone has submitted its covenant compliance certificate as of September 30, 2010 to Silverton Bridge Bank, N.A., as successor in receivership to Silverton Bank, N.A.  (“Silverton”).  The September 30, 2010 compliance certificate indicates that certain loan covenants were not met.  However, Cornerstone has requested a waiver with respect to the covenant violations.  Based upon this request, Cornerstone anticipates that Silverton will waive the covenant violations as of September 30, 2010.

Consent Order

Following the issuance of a written report by the Federal Deposit Insurance Corporation (“FDIC”) and the Tennessee Department of Financial Institutions (“TDFI”) concerning their joint examination of the Bank in October 2009, the Bank entered a consent order with the FDIC on April 2, 2010 and a written agreement with the TDFI on April 8, 2010, each concerning areas of the Bank’s operations identified in the report as warranting improvement and presenting substantially similar plans for making those improvements. The consent order and written agreement, which we collectively refer to as the “Action Plans,” convey specific actions needed to address certain findings from the joint examination and to address our current financial condition.  The Action Plans contain a list of strict requirements ranging from a capital directive, which requires us to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which we will be subject to limitations on the maximum interest rates we can pay on deposit accounts.  The Action Plans also contain restrictions on future extensions of credit and require the development of various programs and procedures to improve our asset quality as well as routine reporting on our progress toward compliance with the Action Plans to the Board of Directors, the FDIC and the TDFI.  Finally, as of April 2, 2010, the date of the consent order with the FDIC, the Bank was deemed to be “adequately capitalized.”   The adequately capitalized classification is the result of the Bank receiving a formal enforcement action which prohibits a Bank from being classified as “well-capitalized” regardless of its capital ratios.  Therefore, the Bank can not be classified as “well capitalized” until the Action Plans are lifted by the FDIC and the TDFI.

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

The following is a summary of the basic and diluted earnings per share for the three month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009
Basic earnings / (loss) per share calculation:
Numerator: Net income / (loss) available to common shareholders	$213,674	$(1,699,536)

Denominator: Weighted avg. common shares outstanding	6,500,396	6,500,396
Effect of dilutive stock options	-	-
Diluted shares	6,500,396	6,500,396

Basic earnings / (loss) per share	$0.03	$(0.26)
Diluted earnings / (loss) per share	$0.03	$(0.26)

The following is a summary of the basic and diluted earnings per share for the nine month periods ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010	2009
Basic earnings / (loss) per share calculation:
Numerator: Net income / (loss) available to common shareholders	$575,607	$(5,213,834)

Denominator: Weighted avg. common shares outstanding	6,500,396	6,500,396
Effect of dilutive stock options	-	-
Diluted shares	6,500,396	6,500,396

Basic earnings / (loss) per share	$0.09	$(0.80)
Diluted earnings / (loss) per share	$0.09	$(0.80)

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of ASC 718, Compensation –Stock Compensation.  As a result, for the nine month period ended September 30, 2010, the compensation cost charged to earnings related to the vested incentive stock options was approximately $56,000, which had no material impact on earnings per share.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock.  The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant.  The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant.  The incentive stock options vest 30% on the second anniversary of the grant date, 60% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date, and the non-qualified stock options vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date.  The options expire ten years from the grant date.  At September 30, 2010, the total remaining compensation cost to be recognized on non-vested options is approximately $213,000.  A summary of the status of these stock option plans is presented in the following table:

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2009	799,675	$6.18	4.5 Years	$-
Granted	-	-
Exercised	-	-
Forfeited	274,150	6.89
Outstanding at September 30, 2010	525,525	$5.80	4.4 Years	$-
Options exercisable at September 30, 2010	387,025	$5.92

Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock.  On October 15, 1997, the Bank stock options were converted to Cornerstone stock options.  Only non-qualified stock options may be granted under the plan.  The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the maximum term is ten years.  Vesting for options granted during 2009, are 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date.  At September 30, 2010, the total remaining compensation cost to be recognized on non-vested options is approximately $17,000.  A summary of the status of this stock option plan is presented in the following table:

Weighted-
Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2009	100,250	$9.42	6.7 Years	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2010	100,250	$9.42	6.0 Years	$-
Options exercisable at September 30, 2010	91,025	$10.01

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$4,604,044	$16,599	$-	$4,620,643

State and municipal securities	19,309,855	1,051,319	-	20,361,174

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	20,517,785	234,162	(21,350)	20,730,597

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	62,954,295	67,205	(5,438)	63,016,062

Other	62,223	-	(144)	62,079

	$107,448,202	$1,369,285	$(26,932)	$108,790,555

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$101,340	$2,608	$(4)	$103,944

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$4,772,461	$4,703	$(3,144)	$4,774,020

State and municipal securities	16,660,518	268,343	(173,221)	16,755,640

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	53,207,225	217,897	(698,355)	52,726,767

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	49,956,882	77,852	(74,286)	49,960,448

Other	203,961	-	(5,518)	198,443

	$124,801,047	$568,795	$(954,524)	$124,415,318

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$135,246	$1,193	$(377)	$136,062

At September 30, 2010, securities with a fair value totaling approximately $80.7 million were pledged to secure public funds, securities sold under agreements to repurchase, the Federal Home Loan Bank (sometimes referred to herein as “FHLB”) as collateral for the Bank’s borrowings and serve as collateral for borrowings at the Federal Reserve Discount Window.

The amortized cost and estimated market value of securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due from one year to five years	599,366	616,432	-	-
Due from five years to ten years	4,458,069	4,773,280	-	-
Due after ten years	18,856,464	19,592,105	-	-
	23,913,899	24,981,817	-	-

Mortgage-backed securities	83,534,303	83,808,738	101,340	103,944

	$107,448,202	$108,790,555	$101,340	$103,944

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, as of September 30, 2010 and as of December 31, 2009:

	As of September 30, 2010
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$5,917,977	$(21,350)	$-	$-	$5,917,977	$(21,350)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	14,623,468	(5,438)	-	-	14,623,468	(5,438)

Other	-	-	62,223	(144)	62,223	(144)
	$20,541,445	$(26,788)	$62,223	$(144)	$20,603,668	$(26,932)

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$8,077	$(4)	$-	$-	$8,077	$(4)

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
U.S. Governmental agencies	$971,400	$(3,144)	$-	$-	$971,400	$(3,144)

State and municipal securities	8,222,297	(159,907)	734,848	(13,314)	8,957,145	(173,221)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	40,492,722	(698,343)	5,516	(12)	40,498,238	(698,355)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	22,538,122	(74,286)	-	-	22,538,122	(74,286)

Other	-	-	198,443	(5,518)	198,443	(5,518)
	$72,224,541	$(935,680)	$938,807	$(18,844)	$73,163,348	$(954,524)

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$48,767	$(70)	$25,594	$(307)	$74,361	$(377)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at September 30, 2010 or December 31, 2009.

At September 30, 2010 and December 31, 2009, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

Mortgage-backed securities issued or guaranteed by GNMA: At September 30, 2010, 7 investments in residential mortgage-backed securities issued or guaranteed by GNMA had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at September 30, 2010.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses

At September 30, 2010 and December 31, 2009, loans are summarized as follows (in thousands):

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Non-residential real estate
Owner occupied	$68,998	23.6%	$77,350	23.0%
Non-owner occupied	65,091	22.3%	75,960	22.6%
Multi-family real estate	12,871	4.4%	12,770	3.8%
Construction	4,320	1.5%	7,197	2.1%
Commercial land and lot development	22,162	7.6%	39,767	11.8%
Total non-residential real estate	173,442	59.4%	213,044	63.3%

Residential real estate
Owner-occupied 1-4 family	46,462	15.9%	47,733	14.2%
Home equity lines	10,113	3.5%	10,473	3.1%
Total residential real estate	56,575	19.4%	58,206	17.3%

Total real estate loans	230,017	78.8%	271,250	80.6%

Commercial	50,127	17.2%	58,476	17.4%
Agricultural and other	8,581	2.9%	2,828	0.8%
Consumer	3,321	1.1%	4,138	1.2%
Total loans, net of unearned fees	$292,046	100.0%	$336,692	100.0%

A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2010 and year ended December 31, 2009 is as follows (in thousands):

	September 30,	December 31,
	2010	2009
Balance, beginning of period	$5,905	$9,618
Loans charged-off	(3,231)	(19,096)
Recoveries of loans previously charged-off	436	484
Provision for loan losses	3,161	14,899
Balance, end of period	$6,271	$5,905

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at September 30, 2010 is as follows:

Commitments to extend credit	$32.5 million
Standby letters of credit	$3.6 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at September 30, 2010 will not have a material effect on Cornerstone’s consolidated financial statements.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments.  There have been no changes in the methodologies used at September 30, 2010 and December 31, 2009.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate loans are estimated using discounted cash flow analysis, using market interest rates for comparable loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Accounting by Creditors for Impairment of a Loan.”  The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$4,620,643	$-	$4,620,643	$-
State and municipal securities	20,361,174	-	20,361,174	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	20,730,597	-	20,730,597	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	63,016,062	-	63,016,062	-
Other	62,079	-	62,079	-

Total securities available for sale	$108,790,555	$-	$108,790,555	$-

Cash surrender value of life insurance	$1,125,587	$-	$1,125,587	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The tables below present information about assets and liabilities on the balance sheet at September 30, 2010 for which a nonrecurring change in fair value was recorded.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$13,872,440	$-	$13,872,440	$-
Foreclosed assets (OREO & Repossessions)	13,427,436	-	13,427,436	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at September 30, 2010.  Losses derived from Level 2 inputs were calculated by models incorporating significant observable market data.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount and estimated fair value of Cornerstone's financial instruments at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$53,221	$53,221	$38,202	$38,202
Securities	108,892	108,894	124,551	124,551
Federal Home Loan Bank stock	2,323	2,323	2,229	2,229
Loans, net	285,775	287,512	330,787	331,456
Cash surrender value of life insurance	1,126	1,126	1,101	1,101
Accrued interest receivable	1,456	1,456	1,521	1,521

Liabilities:
Noninterest-bearing demand deposits	38,609	38,609	41,972	41,972
Interest-bearing demand deposits	25,102	25,102	26,533	26,533
Savings deposits and money market accounts	32,158	32,158	31,030	31,030
Time deposits	255,497	258,155	305,207	307,596
Federal funds purchased and securities sold under agreements to repurchase	37,182	37,182	26,322	26,322
Federal Home Loan Bank advances and other borrowings	61,765	61,765	72,350	72,350
Accrued interest payable	371	371	351	351

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Note 7.  Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale.  The following is a summary of other comprehensive income for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income / (loss)	$213,674	$(1,699,536)	$575,607	$(5,213,834)
Unrealized holding gains (losses) on securities available for sale, net of reclassification	(116,539)	249,453	1,071,412	489,997

Comprehensive income (loss)	$97,135	$(1,450,083)	$1,647,019	$(4,723,837)

Cornerstone Bancshares Inc. and Subsidiary
Net Interest Margin Analysis
Taxable Equivalent Basis

	Three months ended
	September 30
(Amounts in thousands)
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Earning assets:
Loans, net of unearned income	$305,743	$5,160	6.70%	$354,246	$6,018	6.74%
Investment securities	116,930	754	2.82%	54,335	358	2.83%
Other earning assets	35,540	19	0.22%	45,477	31	0.25%
Total earning assets	458,213	$5,933	5.20%	454,058	$6,407	5.62%
Allowance for loan losses	(6,655)			(6,703)
Cash and other assets	37,213			41,515
TOTAL ASSETS	$488,771			$488,870

Liabilities and Shareholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$31,858	$25	0.31%	$25,236	$20	0.31%
Savings deposits	9,547	12	0.50%	8,317	10	0.48%
MMDA's	22,961	56	0.97%	23,246	56	0.96%
Time deposits of $100,000 or more	86,697	539	2.47%	64,511	477	2.93%
Time deposits less than $100,000	183,507	847	1.83%	207,530	1,408	2.69%
Federal funds purchased and securities sold under agreements to repurchase	23,256	32	0.55%	18,897	37	0.78%
Federal Home Loan Bank and other borrowings	62,612	665	4.21%	72,350	758	4.16%
Total interest bearing liabilities	420,438	2,176	2.05%	420,087	2,766	2.61%
Net interest spread		$3,757	3.15%		$3,641	3.01%
Noninterest bearing demand deposits	36,875			39,490
Accrued expenses and other liabilities	1,103			(3,544)
Shareholders' equity	30,355			32,838
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$488,771			$488,871
Net yield on earning assets			3.32%			3.21%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		77			29
Total adjustment		77			29

Cornerstone Bancshares, Inc. and Subsidiary
Net Interest Margin Analysis
Taxable Equivalent Basis

	Nine months ended
	September 30
(Amounts in thousands)
	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Earning assets:
Loans, net of unearned income	$318,985	$16,602	6.96%	$369,394	$18,496	6.69%
Investment securities	134,262	3,099	3.32%	54,757	1,158	3.02%
Other earning assets	39,634	65	0.22%	17,169	45	0.27%
Total earning assets	492,881	$19,766	5.42%	441,320	$19,699	5.99%
Allowance for loan losses	(6,484)			(8,379)
Cash and other assets	31,015			39,984
TOTAL ASSETS	$517,412			$472,925

Liabilities and Shareholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$34,125	$91	0.36%	$28,574	$77	0.36%
Savings deposits	9,124	35	0.51%	8,080	31	0.51%
MMDA's	22,875	164	0.96%	28,316	205	0.97%
Time deposits of $100,000 or more	85,378	1,673	2.62%	60,565	1,534	3.39%
Time deposits less than $100,000	206,806	3,016	1.95%	179,614	4,214	3.14%
Federal funds purchased and securities sold under agreements to repurchase	23,565	99	0.56%	21,955	135	0.82%
Federal Home Loan Bank and other borrowings	68,215	2,205	4.32%	72,082	2,232	4.14%
Total interest bearing liabilities	450,088	7,283	2.16%	399,186	8,428	2.82%
Net interest spread		$12,483	3.26%		$11,271	3.17%
Noninterest bearing demand deposits	41,341			41,756
Accrued expenses and other liabilities	(3,399)			(2,539)
Shareholders' equity	29,382			34,522
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$517,412			$472,925
Net yield on earning assets			3.45%			3.44%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		232			80
Total adjustment		232			80

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cornerstone is a bank holding company and the parent company of the Bank, a Tennessee banking corporation which operates primarily in and around Chattanooga, Tennessee.  The Bank has one wholly owned subsidiary, Eagle, which is an accounts receivable financing company.  The Bank has five full-service banking offices located in Hamilton County, Tennessee, and one loan production office located in Dalton, Georgia.  The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts, and interest and dividends collected on other investments.  The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses, and other overhead expenses. Eagle’s principal source of income is revenue received from the purchase of receivables. Expenses are related to employee compensation and benefits and office and overhead expenses.

The following is a discussion of our financial condition at September 30, 2010 and December 31, 2009 and our results of operations for the three and nine months ended September 30, 2010 and 2009. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

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

During the third quarter of 2010, Cornerstone launched a securities offering to sell up to 600,000 shares of its Series A Convertible Preferred Stock in an effort to raise additional capital.  As of September 30, 2010, Cornerstone has generated approximately $1,424,000 in additional capital as a result of such Series A Convertible Preferred Stock Offering.

Review of Financial Performance

As of September 30, 2010, Cornerstone had total consolidated assets of $483.4 million, total loans of $292.0 million, total deposits of $351.4 million and stockholders’ equity of $31.0 million. Net income for the three month period ended  September 30, 2010 totaled $213,674.  Net income for the nine month period ended September 30, 2010 totaled $575,607.

Results of Operations

Net income for the three months ended September 30, 2010 was $213,674 or $0.03 basic earnings per share, compared to a net loss of ($1,699,536) or ($0.26) basic earnings per share, for the same period in 2009.  Net income for the nine months ended September 30, 2010 was $575,607 or $0.09 basic earnings per share, compared to a net loss of  ($5,213,834) or ($0.80) basic earnings per share, for the same period in 2009.

The following table presents our results for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 (amounts in thousands).

			2010-2009				2010-2009
	Three months		Percent	Dollar	Nine months		Percent	Dollar
	ended September 30,		Increase	Amount	ended September 30,		Increase	Amount
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Interest income	$5,933	$6,407	(7.40)%	$(474)	$19,766	$19,699	0.34%	$67
Interest expense	2,176	2,766	(21.33)%	(590)	7,283	8,428	(13.59)%	(1,145)
Net interest income
before provision for loss	3,757	3,641	3.19%	116	12,483	11,271	10.75%	1,212

Provision for loan loss	681	3,390	(79.91)%	(2,709)	3,161	10,749	(70.59)%	(7,588)
Net interest income after
provision for loan loss	3,076	251	1125.50%	2,825	9,322	522	1685.82%	8,800

Total noninterest income	887	184	382.07%	703	2,017	1,178	71.22%	839
Total noninterest expense	3,680	3,279	12.23%	401	10,600	10,345	2.46%	255

Income / (loss) before income taxes	283	(2,844)	109.95%	3,127	739	(8,645)	108.55%	9,384

Provision/(benefit)for income taxes	69	(1,144)	106.03%	1,213	163	(3,431)	104.75%	3,594

Net income / (loss)	$214	$(1,700)	112.59%	$1,914	$576	$(5,214)	111.05%	$5,790

      Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest bearing liabilities.  Net interest income is also the most significant component of our earnings.  For the three months ended September 30, 2010, net interest income before the provision for loan loss, increased $116 thousand or 3.19% over the same period of 2009.  Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) was 3.15% and 3.26% for the three and nine month periods ended September 30, 2010, respectively, compared to 3.01% and 3.17% for the same periods in 2009. The net interest margin on a tax equivalent basis was 3.32% and 3.45% for the three and nine month periods ended September 30, 2010, respectively, compared to 3.21% and 3.44% for the same periods in 2009.    Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The Bank’s net interest margin has been impacted by a change in the Bank’s balance sheet mix.  During 2010, the Bank experienced a continued reduction of outstanding loan balances while its cash and securities remained relatively stable.  In response, the Bank reduced its borrowings and certificates of deposit to match the reduction of the loan portfolio.  This restructuring of the balance sheet allowed the Bank to reduce its asset size from approximately $532 million as of December 31, 2009 to approximately $483 as of September 30, 2010 while increasing its net interest income before provision for loan losses by approximately $1.2 million compared to 2009.  One contributing factor that allowed the Bank to achieve the $1.2 million increase was the reduction in the Bank’s interest expense as certificates of deposits repriced.

As of September 30, 2010, the Bank’s loan to asset ratio was approximately 60% compared to approximately 63% as of December 31, 2009.  This level is historically low for the Bank as well as the banking industry.  Normal loan to asset ratios for the banking industry typically range from 65% to 75%.  Management expects that the Bank’s net interest margin will improve once the Bank is able to return to a normal loan to asset ratio.

The Bank’s loan portfolio yield decreased to 6.70% for the three months ended September 30, 2010 compared to 6.74% for the three months ended September 30, 2009.  The Bank’s loan portfolio yield increased to 6.96% for the nine months ended September 30, 2010 compared to 6.69% for the nine months ended September 30, 2009.

For the three month periods ended September 30, 2010, the Bank’s investment portfolio yielded 2.82% compared to 2.83% for the same time period in 2009.  For the nine months ended September 30, 2010, the Bank’s investment portfolio yielded 3.32% compared to 3.02% for the same time period in 2009.  The Bank increased the amount of its investment portfolio from approximately $59 million as of September 30, 2009 to approximately $109 million as of September 30, 2010.  The increase provided the Bank needed collateral to guarantee access to funding.  The Bank executed a “bar-bell” investment strategy during the fourth quarter of 2009 and first quarter of 2010 to build an investment portfolio sufficient to cover the Bank’s collateral requirements which peaked in the first quarter of 2010. Since that time the Bank’s collateral requirements have reduced and the Bank is transitioning to a more defensive interest rate sensitivity exposure and is realizing investment gains as it reduces the investment portfolio.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to $681 thousand for the three months ended September 30, 2010 and $3.2 million for the nine months ended September 30, 2010.

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

The following table presents the components of noninterest income for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands).

			2010-2009			2010-2009
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Service charges on deposit accounts	$309	$417	(25.90)%	$993	$1,260	(21.19)%
Net losses on sale of loans and other assets	(515)	(262)	96.56%	(768)	(647)	18.70%
Realized gains on sale of securities	1,059	-	-	1,698	395	329.87%
Other noninterest income	34	29	17.24%	94	170	(44.71)%
Total noninterest income	$887	$184	382.07%	$2,017	$1,178	71.22%

Significant matters relating to the changes in noninterest income are presented below:

The Bank has experienced a decrease in its service charges on deposit accounts during 2010 due to a reduction in customer overdraft charges.

The Bank realized approximately $1.1 million of security gains during the third quarter of 2010 as the Bank reduced and restructured its security portfolio.

The Bank continued to experience losses in its other real estate portfolio due to a soft market and expects additional losses but at a much lower rate.

    Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance and other operating expense.

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands).

			2010-2009			2010-2009
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase /	September 30,		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Salaries and employee benefits	$1,525	$1,623	(6.04)%	$4,680	$5,332	(12.23)%
Occupancy and equipment expense	397	383	3.66%	1,121	1,177	(4.76)%
OREO and repossessed asset expense	376	213	76.53%	1,004	396	153.54%
FDIC and other assessments (a)	386	182	112.09%	915	570	60.53%
Other operating expense	996	878	13.44%	2,880	2,870	0.35%
Total noninterest expense	$3,680	$3,279	12.22%	$10,600	$10,345	2.46%

(a) The amounts listed for 2009 include a FDIC special assessment fee of approximately $213 thousand that was accrued during the second quarter of 2009 and paid during the third quarter of 2009.

Significant matters relating to the changes to noninterest expense are presented below:

During the third quarter of 2010, the Bank paid approximately $386,000 in assessments to the Federal Deposit Insurance Corporation and the State of Tennessee Department of Financial Institutions. The Bank has seen a material increase in its ongoing insurance assessment due to its higher risk profile.  The Bank was not required to prefund the FDIC three year assessment and is paying as incurred.

As of September 30, 2010, the Bank had incurred the following expenses related to other real estate:  other real estate expense, which includes real estate taxes and maintenance, of approximately $848 thousand, other real estate legal expense of approximately $85 thousand and repossessed asset expense of approximately $71 thousand.  Management expects these costs to continue throughout 2010 as property is transferred into other real estate, maintained by the Bank for a period of time and finally sold.  These expenses were partially offset by other real estate revenues of approximately $39 thousand.

Cornerstone experienced a reduction in salaries and employee benefits during the third quarter of 2010.  Currently, the Bank is not accruing for year-end performance rewards or retirement benefits.  However, management expects these accruals to return in the future.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled $532.4 million as of December 31, 2009.  As of September 30, 2010, total consolidated assets had decreased $49.0 million or 9.20% to $483.4 million.

Liabilities as of September 30, 2010 and December 31, 2009 totaled approximately $452.4 million and $504.6 million, respectively.  The change in liabilities is primarily attributable to decreases in the Bank’s certificate of deposit accounts and reduction of FHLB advances of $10 million.

Stockholders’ equity as of September 30, 2010 and December 31, 2009 totaled approximately $31.0 million and $27.8 million, respectively.

Securities-The Bank’s investment portfolio, primarily consisting of Ginnie Mae Agency, mortgage-backed securities and municipal securities, amounted to $108.9 million as of September 30, 2010 compared to $124.6 million as of December 31, 2009. The primary purposes of the Bank’s investment portfolio are to provide liquidity, satisfy pledging requirements, collateralize the Bank’s repurchase accounts and secure the Bank’s FHLB borrowings.

Loans-The composition of loans at September 30, 2010 and at December 31, 2009 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Non-residential real estate
Owner occupied	$68,998	23.6%	$77,350	23.0%
Non-owner occupied	65,091	22.3%	75,960	22.6%
Multi-family real estate	12,871	4.4%	12,770	3.8%
Construction	4,320	1.5%	7,197	2.1%
Commercial land and lot development	22,162	7.6%	39,767	11.8%
Total non-residential real estate	173,442	59.4%	213,044	63.3%

Residential real estate
Owner-occupied 1-4 family	46,462	15.9%	47,733	14.2%
Home equity lines	10,113	3.5%	10,473	3.1%
Total residential real estate	56,575	19.4%	58,206	17.3%

Total real estate loans	230,017	78.8%	271,250	80.6%

Commercial	50,127	17.2%	58,476	17.4%
Agricultural and other	8,581	2.9%	2,828	0.8%
Consumer	3,321	1.1%	4,138	1.2%
Total loans, net of unearned fees	$292,046	100.0%	$336,692	100.0%

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

During the third quarter of 2010, the Bank experienced an improvement in its 30-89 day past due loans.  The Bank believes this is a leading indicator and expects the asset quality to improve during 2011.  The Bank believes that it has established an allowance for loan losses that adequately accounts for the Bank’s identified loan impairment.  However, additional provision to the loan loss allowance may be needed in future quarters as the Bank works its problem assets through the collection cycle.

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2010 and for the year ended December 31, 2009 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	September 30,	December 31,
	2010	2009
Balance, beginning of period	$5,905	$9,618
Loans charged-off	(3,231)	(19,096)
Recoveries of loans previously charged-off	436	484
Provision for loan losses	3,161	14,899
Balance, end of period	$6,271	$5,905

Total loans	$292,046	$336,692

Ratio of allowance for loan losses to loans
outstanding at the end of the period	2.15%	1.75%

Ratio of net charge-offs to total loans
outstanding for the period	0.96%	5.53%

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

The following is a summary of changes in the Bank’s impaired loans for the nine months ended September 30, 2010 and for the year ended December 31, 2009:

	September 30, 2010	December 31, 2009
Impaired loans without a valuation allowance	$5,101,414	$7,138,077
Impaired loans with a valuation allowance	16,956,090	23,956,594
Total impaired loans	$22,057,504	$31,094,671

Valuation allowance related to impaired loans	$3,083,650	$2,145,383

Loans past due over 90 days still on accrual	$-	$-
Loans on nonaccrual	$10,531,523	$7,359,542
Total nonperforming loans	$10,531,523	$7,359,542

	Nine Months
	Ended	Year Ended
	September 30, 2010	December 31, 2009
Average investment in impaired loans	$29,990,808	$28,555,483

Interest income recognized on impaired loans	$660,618	$2,900,652

The Bank has experienced a stabilization in its loan quality as the Chattanooga, Tennessee Metropolitan Statistical Area begins to recover from a long economic recession.  The number and dollar amount of impaired loans decreased during the third quarter of 2010 even with the Bank continuing to systematically review its loan portfolio to proactively identify possible impaired loans.  Management anticipates that its loan asset quality will improve as the economy recovers from the current economic recession.

The following table summarizes Cornerstone’s non-performing assets at each quarter end from December 31, 2009 to September 30, 2010 (amounts in thousands):

	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2009
Non-accrual loans	$10,532	$13,030	$8,468	$7,360
Repossessed assets	285	350	473	217
Foreclosed properties	13,142	9,862	8,241	10,327
Total non-performing assets	$23,959	$23,242	$17,182	$17,904

30-89 days past due loans	$1,595	$6,655	$6,588	$5,027

Total loans outstanding	$292,046	$318,796	$325,948	$336,692

Allowance for loan losses	6,271	6,967	6,760	5,905

Ratio of nonperforming assets to total loans outstanding at the end of the period	8.20%	7.29%	5.27%	5.32%

Ratio of nonperforming assets to total allowance for loan losses at the end of the period	382.06%	333.61%	254.17%	303.20%

As of September 30, 2010, the Bank has experienced a decline in 30-89 days past due loans when compared to the first and second quarters of 2010 and December 31, 2009.  Management believes that this is a leading indictor of the Bank’s loan quality.

Non-accrual loans decreased to approximately $11 million as of September 30, 2010 down from approximately $13 million as of June 30, 2010.  The majority of non-accrual loans are concentrated in one loan relationship of approximately $7 million. The relationship is in bankruptcy and the courts are presently making payments on several income producing parcels of commercial real estate.  A second relationship of approximately $1.4 million has been purchased by a third party and the Bank expects to upgrade the credit to an accrual status once the loan has seasoned and has demonstrated a history of consistent  payments.

The Bank’s other real estate owned (“OREO”) increased from approximately $10.3 million as of December 31, 2009 to approximately $13.1 million as of September 30, 2010.  During the third quarter of 2010, two properties totaling approximately $3.7 million were foreclosed on and recorded in the Bank’s OREO.  The first property is a mixed use development, located in downtown Chattanooga, Tennessee, that consists of twelve residential condominiums and three commercial condominiums.  The Bank’s collateral position, totaling approximately $2.1 million, consists of three residential condominiums and one commercial condominium.  The Bank is in the process of marketing the condominiums to sell or lease.  The second OREO property, totaling approximately $1.6 million, is a residential subdivision located in the East Brainerd area of Hamilton County.  The property is comprised of twenty-nine vacant lots and forty undeveloped acres.  Management is evaluating the possibility of selling the residential lots to individuals or a developer.  The Bank is also considering developing the residential lots with speculative housing construction to reduce the number of vacant lots and generate interest in the development.

Starting the third quarter of 2010 and continuing into the fourth quarter of 2010, the Bank has seen an increased interest in its OREO holdings.  The Bank has sold approximately $1.3 million since the third quarter of 2010.  In addition to the properties sold, the Bank has approximately $1.3 million under contract to close during the fourth quarter of 2010.  Finally, the Bank has approximately $2.4 million of its OREO rented to various third party entities and expects to place additional properties under lease agreements.

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

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Core funding:
Noninterest bearing demand deposits	$38,609	8.7%	$41,972	8.4%
Interest-bearing demand deposits	25,102	5.6%	26,533	5.3%
Savings & money market accounts	32,158	7.2%	31,030	6.2%
Time deposits under $100,000	149,921	33.7%	214,143	43.0%
Total core funding	245,790	55.2%	313,678	62.9%

Non-core funding:
Brokered deposits	$-	-	$5,852	1.2%
Time deposit of $100,000 or more	105,576	23.7%	85,212	17.1%
Fed funds purchased and securities
sold under agreements to repurchase	37,182	8.3%	26,322	5.3%
Federal Home Loan Bank advances	57,000	12.8%	67,000	13.5%
Total non-core funding	199,758	44.8%	184,386	37.1%

Total	$445,548	100.0%	$498,064	100.0%

The Bank has seen relative stability in its core deposit base but has purposely reduced its certificates of deposit as the loan portfolio decreased.  The Bank will continue to reduce its assets but will see future reduction primarily in cash and security balances.  To offset these future reductions the Bank expects new reductions in its securities sold under agreements to repurchase account balances and continued reductions in certificates of deposit accounts and Federal Home Loan Bank borrowings.

   Capital Resources-At September 30, 2010 and December 31, 2009, Cornerstone’s stockholders’ equity amounted to $31.0 million and $27.8 million, respectively.

Cornerstone’s stockholders’ equity increased $1.5 million during the third quarter of 2010.  The increase in equity can be attributed to Cornerstone’s third quarter 2010 earnings of approximately $214,000 and additional capital from Cornerstone’s preferred stock offering of approximately $1,424,000.  These increases were partially offset by an unrealized loss on securities available for sale of approximately $117,000.  Following is a summary of the Bank’s capital ratios as of September 30, 2010:

Tier 1 leverage ratio of 6.23% to average assets.
Tier 1 risk-based capital ratio of 9.85% to risk weighted assets.
Total risk-based capital ratio of 11.11% to risk weighted assets.

Cornerstone requested permission from the Federal Reserve Bank of Atlanta (the “Federal Reserve”) to pay its scheduled November 2010 dividend to its series A convertible preferred stock in the amount of $0.625 per share. Cornerstone received approval from the Federal Reserve on October 27, 2010 authorizing the payment of the dividend.

Cornerstone had total outstanding borrowings of $4.8 million from Silverton as of September 30, 2010.  Cornerstone is currently seeking a waiver from Silverton for its covenant violations as of September 30, 2010.

Market and Liquidity Risk Management

Interest Rate Sensitivity

The Bank’s Asset Liability Management Committee (“ALCO”) is responsible for making decisions regarding liquidity and funding solutions based upon approved liquidity, loan, capital and investment policies.  The ALCO must consider interest rate sensitivity and liquidity risk management when rendering a decision on funding solutions and loan pricing.  To assist in this process the Bank has contracted with an independent third party to prepare quarterly reports that summarize several key asset-liability measurements.  In addition, the third party will also provide recommendations to the Bank’s ALCO regarding future balance sheet structure, earnings and liquidity strategies.  The following is a brief discussion of the primary tools used by the ALCO to perform its responsibilities:

Earnings at Risk Model
The Bank uses an earnings at risk model to analyze interest rate risk.  Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations.

Economic Value of Equity
The Bank’s economic value of equity model measures the extent that estimated economic values of the Bank’s assets and liabilities will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets and liabilities, which establishes a base case economic value of equity.

Liquidity Analysis
The Bank uses a liquidity analysis model to examine the current liquidity position and analyze the potential sources of coverage in the event of a liquidity crisis.  The following is a brief description of the key measurements contained in the analysis:

Regular Liquidity Position-This is a measurement used to capture the ability of an institution to cover its current debt obligations.

Basic Surplus-The basic surplus ratio is used to determine the number of times non-obligated assets could be used to meet immediate liquidity needs.

Dependency Ratio-The dependency ratio determines the reliance on short-term liabilities.

Leverage Analysis
The leverage analysis examines the potential of the institution to absorb additional debt.  The key measurements included in this analysis are the Bank’s tier 1 capital, leverage and total capital ratios.

Balance Sheet Analytics
Balance sheet analytics involve an in depth examination of the balance sheet structure, including diversification of structure and most recent pricing practices. This review uses trend analysis to compare previous balance sheet positions.  The analysis enables the ALCO to review significant changes in the Bank’s loan and security portfolios as well as the Bank’s deposit composition.

Liquidity Risk Management

Liquidity is measured by the Bank's ability to raise cash at a reasonable cost or with a minimum of loss.  These funds are used primarily to fund loans and satisfy deposit withdrawals.  Several factors must be considered by management when attempting to minimize liquidity risk.  Examples include changes in interest rates, competition, loan demand, and general economic conditions.  Minimizing liquidity risk is a responsibility of the ALCO and is reviewed by the Bank’s regulatory agencies on a regular basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2009. No material changes in the assumptions used in preparing, or results obtained from, the model have occurred since December 31, 2009.

Item 4T. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiary) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

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

Cornerstone Bancshares, Inc.

Date: November 12, 2010	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2010	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.