Form 10-K
period 2010-12-31
CORNERSTONE BANCSHARES INC
filed 2011-03-31
CIK 1038773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2010 was $12 million. The market value calculation was determined using the closing sale price of the Registrant’s common stock on June 30, 2010, as reported on the OTC Bulletin Board. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the Registrant. As of the close of business on December 31, 2010 there were 6,500,396 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of this Annual Report on Form 10-K, as well as the following:  (i) the ability of Cornerstone Community Bank (the “Bank”) to comply with the requirements of the consent order issued by the Federal Deposit Insurance Corporation on April 2, 2010 or the written agreement entered with the Tennessee Department of Financial Institutions on April 8, 2010 (collectively, the “Action Plans”); (ii) the ability of Cornerstone to raise additional capital necessary to retire certain holding company loans and enable the Bank to achieve and maintain the elevated capital levels required under the Action Plans; (iii) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (iv) increased competition with other financial institutions; (v) changes in economic conditions in Cornerstone’s market area; (vi) rapid fluctuations or unanticipated changes in interest rates; (vii) the effect on Cornerstone and the financial institutions and banking industry from difficult market conditions, unprecedented volatility and the soundness of other financial institutions; (viii) the ability of Cornerstone to restructure its loan portfolio to regulatory acceptable levels and composition; (ix) the effect of recent legislative regulatory initiatives; and (x) changes in the legislative and regulatory environment. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

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

At December 31, 2010, the Bank had five full-service banking offices located in Hamilton County, Tennessee and one loan production office located in Dalton, Georgia.

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

Employees

As of December 31, 2010, Cornerstone had 112 full-time equivalent employees.  The employees are not represented by a collective bargaining unit.  Cornerstone believes that its relationship with its employees is good.

Competition

All phases of the Bank’s banking activities are highly competitive.  The Bank competes actively with over 20 commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Hamilton County, Tennessee.

The Bank’s deposits totaled approximately $335 million as of December 31, 2010.  The deposit base represents approximately 5% of the deposit base in the Chattanooga, Tennessee Metropolitan Statistical Area (MSA).  Three major regional banks represent approximately 70% of the deposits in the Chattanooga, Tennessee MSA.  These larger financial institutions have greater resources, higher lending limits than the Bank, and each of the three institutions has over 20 branches in the Chattanooga, Tennessee MSA.  There are also several credit unions located in Hamilton County, Tennessee.  Credit unions are not subject to the same income tax structure as commercial banks.  This advantage enables credit unions to offer competitive rates to potential customers.  The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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

Federal and state banking laws and regulations govern all areas of the operations of Cornerstone and the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches.  Federal and state banking agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe or unsound banking practice.  In accordance with and as a result of the exercise of this general authority, the Bank is currently prohibited from paying dividends without prior regulatory approval.  The TDFI, FDIC and Federal Reserve Board have the authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

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

Subsequent to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the FDIC issued risk-based bank capital guidelines which went into effect in stages through 1992.  In accordance with the FDIC's risk-based standards, an institution's assets and off-balance sheet activities are categorized into one of four risk categories, with either a 0%, 20%, 50%, or 100% amount of capital to be held against these assets.  In addition, the guidelines divide capital instruments into Tier 1 (core) capital and Tier 2 (supplementary) capital.  The risk-based capital adequacy guidelines require that (i) Tier 1 capital equal or exceed 4% of risk-weighted assets; (ii) Tier 2 capital may not exceed 100% of Tier 1 capital, although certain Tier 2 capital elements are subject to additional limitations; (iii) assets and off-balance sheet items must be weighted according to risk; and (iv) the total capital to risk-weighted assets ratio must be at least 8.0%.  The FDIC's current leverage capital requirement requires banks receiving the highest regulatory rating based upon the FDIC's routine examination process, to maintain Tier 1 capital equal to 3.0% of the bank’s total assets.  The FDIC may determine that an insured institution needs to maintain a higher capital level based on the institution’s particular risk profile. The FDIC used this authority under the Action Plans as to the Bank.  Specifically, the Action Plans require the Bank to maintain higher capital ratios, for a more detailed discussion please see below und the caption “Consent Order”.  When determining an insured institution’s minimum capital level, the FDIC will consider whether the financial history or condition; managerial resources; the future earnings prospects; significant risks from concentrations of credit or nontraditional activities; excessive interest rate risk exposure; or a significant volume of criticized assets poses a risk to the insured institution’s capital adequacy.

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

Although the Bank is not a member of the Federal Reserve System, it is subject to Federal Reserve Board regulations that require the Bank to maintain reserves against its transaction accounts (primarily checking accounts).  Because reserves generally must be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase the Bank's cost of funds.  The Federal Reserve Board regulations currently require that average daily reserves be maintained against transaction accounts in the amount of 3% of the aggregate of such net transaction accounts up to $52.6 million, plus 10% of the total in excess of $52.6 million.

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

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”).  The TLGP was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the U.S. Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide unlimited FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal Accounts (commonly known as NOW accounts) paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (commonly known as IOLTA) held at participating FDIC-insured institutions through December 31, 2009.  Such unlimited insurance coverage expired and was not extended under the Dodd-Frank Act (defined below).  The $250,000 deposit insurance coverage limit was scheduled to return to $100,000 on January 1, 2010, but was extended by congressional action until December 31, 2012 and the NOW and IOLTA accounts are subject to such $250,000 insurance coverage limit.  Coverage under the TLG Program was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  The Bank elected to participate in the unlimited deposit insurance coverage for noninterest bearing transaction deposit accounts, but declined to participate in the senior unsecured debt guarantee coverage.

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The impact of the Dodd-Frank Act on the financial services industry will be broad, with enhanced regulatory oversight and compliance, including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  In addition, the Dodd-Frank Act established a new framework for systemic risk and oversight in the industry which has resulted and will continue to result in sweeping changes in the regulation of financial institutions aimed at strengthening safety and soundness for the financial services sector. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•
Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•
Federal Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits and provides unlimited federal deposit insurance on non-interest bearing transaction accounts at all insured depository institutions until December 31, 2012. The Dodd-Frank Act also changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminates the ceiling on the size of the DIF and increases the floor of the size of the DIF.

•
The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the Bureau, responsible for implementing, examining and, for large financial institutions, enforcing compliance with federal consumer financial laws. Because the Bank has under $10 billion in total assets, however, the FDIC will still continue to examine it at the federal level for compliance with such laws.

•
Interest on Demand Deposit Accounts. The Dodd-Frank Act repeals the prohibition on the payment of interest on demand deposit accounts effective one year after the date of enactment, thereby permitting depository institutions to pay interest on business checking and other accounts.

•
Mortgage Reform. The Dodd-Frank Act provides for mortgage reform addressing a customer’s ability to repay, restricts variable-rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and makes more loans subject to requirement for higher-cost loans, new disclosures and certain other restrictions.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implement by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

RISKS ASSOCIATED WITH OUR BUSINESS

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

Cornerstone may incur substantial costs to expand. There can be no assurance that integration efforts for any future mergers or acquisitions will be successful. Also, Cornerstone may issue equity securities, including common stock and securities convertible into shares of Cornerstone’s common stock in connection with future acquisitions, which could cause ownership and economic dilution to Cornerstone’s shareholders. For example, Cornerstone initiated a Series A Preferred Stock Offering during 2010 which is expected to continue through much of 2011.  The Series A Preferred Stock is convertible subject to certain terms and conditions into common stock.  There is no assurance that, following any future mergers or acquisitions, Cornerstone’s integration efforts will be successful or after giving effect to the acquisition, will achieve profits comparable to or better than its historical experience.

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

The assets of Cornerstone and the Bank are primarily comprised of loans. The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. While the risk of nonpayment of loans is inherent in banking, the Bank has experienced higher nonpayment levels than it anticipated, which has had a significant adverse effect on its (and, consequently, Cornerstone’s) earnings and overall financial condition. Although the Bank has taken actions to prevent further decline, including the creation of a special asset committee to develop and review action plans for minimizing loan losses and the dedication of resources to assist in the collection and recovery process, there can be no assurance that the outcome of such actions will be successful. To minimize the likelihood of a substandard loan portfolio, the Bank assesses the credit worthiness of customers and performs collateral valuations. Management also maintains an allowance for loan losses based upon, among other things, historical experience and an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if regulatory authorities require the Bank to increase its allowance for loan losses as a part of their examination process, additional provision expense would be incurred and the earnings and capital of the Bank and Cornerstone could be significantly and adversely affected. For example, for the fourth quarter of 2010 the Bank was required to fund an additional provision of $3.2 million for loan losses following a joint examination of the Bank by the FDIC and the TDFI.  Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of management’s control. These additions may require increased provision expense which would negatively impact Cornerstone’s results of operations.

Cornerstone has increased levels of other real estate, primarily as a result of foreclosures.

As the Bank has begun to resolve non-performing real estate loans, Cornerstone has increased the level of foreclosed properties, primarily those acquired from builders, residential land developers and commercial properties. Foreclosed real estate expense consists of three types of charges: maintenance and insurance costs, valuation adjustments due to new appraisal values and gains or losses on disposition. As levels of other real estate increase and also as local real estate values decline, these charges will likely increase, negatively affecting Cornerstone’s results of operations.

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

The Bank has net deferred tax assets of $1.7 million as of December 31, 2010. The Bank did not establish a valuation allowance against its federal net deferred tax assets as of December 31, 2010 because it believes that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, the Bank estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from current forecasts, the Bank may need to establish a valuation allowance, which could have a material temporary adverse effect on its results of operations and financial condition.

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

If the Bank’s allowance for loan losses is not sufficient to cover actual loan losses, Cornerstone’s earnings will decrease.

If loan customers with significant loan balances fail to repay their loans, Cornerstone’s earnings and capital levels will suffer. The Bank makes various assumptions and judgments about the probable losses in its loan portfolio, including the creditworthiness of borrowers and the value of any collateral securing the loans. The Bank maintains an allowance for loan losses to cover the estimated probable losses in the loan portfolio. In determining the size of this allowance, management relies on an analysis of the loan portfolio based on volume and types of loans, internal loan grade classifications, trends in classifications, volume and trends in delinquencies, nonaccruals and charge-offs, loss experience by loan categories, national and local economic conditions, industry and peer bank loan quality indications, and other pertinent factors and information. If management’s assumptions are inaccurate, the current allowance may not be sufficient to cover potential loan losses, and additional provisions may be necessary which would decrease Cornerstone’s earnings.

Certain deposits of the Bank may be volatile and impact its liquidity.

In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, the Bank uses several noncore funding sources, such as Federal Home Loan Bank (FHLB) of Cincinnati advances and certificates of deposit across the United States obtained via the Internet.   Management uses these sources of funding to provide liquidity for the ongoing operations and loan demand of the Bank. The availability of these funding sources is subject to broad economic conditions and to investor assessment of Cornerstone’s financial strength and, as such, the cost of funds may fluctuate significantly and/or be restricted, thus impacting net interest income, immediate liquidity and/or access to additional liquidity.

 To address this risk the Bank adheres to certain internal limits as to the absolute level of funding from these sources.  Should the Bank exceed those limitations, management may need to modify growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow the Bank to return to an acceptable level of funding within a reasonable amount of time.

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

Cornerstone relies on the strategies and management services of Nathaniel F. Hughes. Although Cornerstone entered into an employment agreement with Mr. Hughes, such employment agreement has expired pursuant to its terms and has not been renewed.  The loss of his services could have a material adverse effect on Cornerstone’s business, results of operations and financial condition. Cornerstone is also dependent on certain other key officers who have important customer relationships or are instrumental to its lending and depository operations. Changes in key personnel and their responsibilities may be disruptive to operations and could have a material adverse effect on Cornerstone’s financial condition and earnings. Cornerstone believes that its future results will also depend upon its ability to attract and retain highly skilled and qualified personnel, particularly in those areas where Cornerstone may open new branches.

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

RISK RELATED TO RECENT ECONOMIC, LEGISLATIVE AND REGULATORY EVENTS

Cornerstone’s success depends significantly upon economic conditions in the local markets where the Bank operates.

Substantially all of the Bank’s loan and deposit customers live, work and bank in the Chattanooga, Tennessee MSA. As a result, the success of the Bank and, in turn, Cornerstone depends upon a sound local economy to provide opportunities for new business ventures, increased loan demand and the need for deposit services. Cornerstone’s profitability is impacted by these local factors as well as general economic conditions and interest rates. For example, Cornerstone’s earnings may be negatively impacted by increases in unemployment rates or reductions in population, income levels, deposits and housing starts. Adverse economic conditions in the local markets where the Bank operates may reduce its growth rate and diminish the ability of its customers to service their loan obligations. The prolonged economic downturn has also negatively impacted collateral values or cash flows of borrowing businesses, and as a result the Bank’s primary source of repayment could be insufficient to service the debt. In addition, adverse consequences to the Bank (and, consequently, to Cornerstone) as a result of the prolonged economic downturn in its local markets could be compounded by the fact that many of the Bank’s commercial and real estate loans are secured by real estate located in those market areas. Significant declines in real estate values in these market areas would mean that the collateral for many of the Bank’s loans would provide less security. As a result, the Bank would be more likely to suffer losses on defaulted loans because its ability to fully recover on defaulted loans by selling the real estate collateral would be diminished. Adverse economic conditions in the Bank’s local markets, including sustained periods of increased payment delinquencies, foreclosures or losses in the State of Tennessee or the State of Georgia, could impair the Bank’s ability to collect loans and could otherwise have a negative effect on the Bank’s and Cornerstone’s assets, revenues, results of operations and financial condition.

Continuing negative developments in the financial services industry and U.S. and global capital and credit markets may lead to additional regulation and further deterioration of Cornerstone’s results of operations and financial condition.

Negative developments in the capital and credit markets during 2009 and 2010 have resulted in uncertainty in the financial markets.  It is anticipated that some of the negative economic developments will continue into 2011.  Financial institutions across the United States, including the Bank, have experienced deteriorating asset quality.  Loan portfolios include impaired loans to businesses struggling to stay in operation or achieve adequate cash flow. A decline in collateral values supporting these loans have also impacted the ability of businesses or consumers to obtain loans or increased financial institutions’ losses in the event of foreclosure and liquidation.  At the same time financial institutions have experienced concerns regarding liquidity.  This concern has increased the competition for deposits in Cornerstone’s local market as well as wholesale funding options.  These events have impacted Cornerstone’s, as well as other bank holding companies’, stock prices.  The potential impact of these events may be an expansion of existing or creation of new federal or state laws and regulations regarding lending and funding practices, liquidity standards and compliance issues.  Continued negative developments or Cornerstone’s inability to respond to these new operating and regulatory requirements could further negatively impact Cornerstone’s results of operations.  The negative consequences could limit Cornerstone’s ability to originate new loans or obtain adequate funding or increase costs associated with regulatory compliance.   Ultimately, these changes could result in modifications to Cornerstone’s existing or future strategic plans, capital requirements, compensation, financial performance and/or stock performance.

Implementation of the various provisions of the Dodd-Frank Act may increase Cornerstone’s operating costs or otherwise have a material affect on our business, financial condition or results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under TARP; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund. Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets are exempt from certain provisions of the legislation. Cornerstone cannot predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase the Bank’s compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

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

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

RISKS ASSOCIATED WITH INVESTMENT IN CORNERSTONE’S COMMON STOCK

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

The Series A Convertible Preferred Stock issued during 2010 and 2011 impacts the net income available to our common stockholders and our earnings per common share.

During the 3rd quarter of 2010, Cornerstone initiated a Series A Convertible Preferred Stock (the “Series A Preferred Stock”) offering with a stated goal of $15 million in additional capital.  Holders of Series A Preferred Stock have a priority on the receipt of dividends relative to the holders or our common stock.  Until, Cornerstone has declared and paid or set aside for full payment of the quarterly dividends on the Series A Preferred Stock for all past dividend periods, Cornerstone may not declare or pay dividends on shares of common stock.  The payment of the Series A Preferred Stock dividends will limit the amount of net income available to common stockholders and the amount of dividends to be paid to common stockholders.

Holders of the Series A Preferred Stock have rights that are senior to those of our common stockholders.

The shares of Series A Preferred Stock that Cornerstone has issued are senior to shares of our common stock.  These rights include senior positions with respect to dividend payments and liquidation preference over shares of common stock in the event of dissolution or winding-up.

Conversion of Series A Preferred Stock.

Cornerstone, at its option, at any time on or after July 31, 2015, may cause some or all of the shares of Series A Preferred Stock to be converted into shares of our common stock at the then applicable conversion rate if the closing price of Cornerstone’s common stock equals or exceeds 150% of the then applicable conversion price of the Series A Preferred Stock on each of the 30 consecutive trading days immediately preceding the date we give notice of our election to covert.

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

An investment in Cornerstone’s common stock is not an insured deposit.

Cornerstone’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the equity market forces like other common stocks. As a result, if you acquire our common stock, you could lose some or all of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

As of December 31, 2010, the principal offices of Cornerstone are located at 835 Georgia Avenue, Chattanooga, Tennessee 37402.  In addition, the Bank operates five full-service branches and one loan production office that are located at:

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

The Georgia Avenue facility located in downtown Chattanooga, Tennessee serves as a branch location for the Bank’s customers as well as Cornerstone’s executive offices.  The Bank also owns a vacant building and lot at 103 S. Campbell Station Road Knoxville, Tennessee, which is currently for sale.  Cornerstone leases and operates a service center located at 6401 Lee Corners, Suite 119, Chattanooga, Tennessee. to facilitate all of its noncustomer contact functions.

ITEM 3.  LEGAL PROCEEDINGS

As of the end of 2010, neither Cornerstone, the Bank nor Eagle was involved in any material litigation.  The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business.  Management believes that any claims pending against Cornerstone or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s or Eagle’s financial condition or Cornerstone’s consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2010 to a vote of security holders of Cornerstone through a solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 11, 2011, Cornerstone had 6,500,396 shares of common stock outstanding. Cornerstone’s common stock is quoted on the OTC Bulletin Board under the symbol “CSBQ” but is not listed on a national securities exchange.  There are ten market makers who provide a market for Cornerstone’s common stock.

There were approximately 550 holders of record of the common stock as of December 31, 2010.   This number does not include shareholders with shares in nominee name held by the Depository Trust Company (DTC).  As of the end of 2010, there were approximately 3,871,000 shares held in nominee name by DTC.  Cornerstone paid quarterly cash dividends in 2009 in the amount of $0.10 per common share.  No cash dividends on common stock were paid in 2010.  Cornerstone’s board of directors will continue to evaluate the amount of future dividends, if any, after capital needs required for expected growth of assets are reviewed.  The payment of dividends is within the discretion of the board of directors, considering Cornerstone’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks.  Currently, the Bank is under a restriction from the FDIC that no dividend can be paid from the Bank to the holding company without prior approval.

Table 1 presents the high and low closing prices of Cornerstone’s common stock for the periods indicated, as reported by published sources and cash dividends declared on its common stock for the last two fiscal years.  The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

TABLE 1
High and Low Common Stock Share Price for Cornerstone			Cash Dividends
	Low	High	Paid Per Share
2011 Fiscal Year
First Quarter (through March 11, 2011)	$1.57	$1.90	-

2010 Fiscal Year
First Quarter	$2.10	$2.75	-
Second Quarter	$1.75	$4.75	-
Third Quarter	$1.35	$3.00	-
Fourth Quarter	$1.58	$2.00	-

2009 Fiscal Year
First Quarter	$3.50	$6.00	$0.07
Second Quarter	$4.00	$6.00	$0.03
Third Quarter	$2.65	$5.77	-
Fourth Quarter	$1.95	$3.71	-

ITEM 6.  SELECTED FINANCIAL DATA

Table 2 presents selected financial data for the periods indicated (amounts in thousands, except per share data).

TABLE 2
	At and for the Fiscal Years Ended December 31,
	2010	2009	2008	2007	2006
Total interest income	$25,211	$26,308	$30,680	$34,784	$29,158
Total interest expense	9,202	11,189	12,698	14,414	10,306
Net interest income	16,009	15,119	17,982	20,370	18,852
Provision for loan losses	7,291	14,899	3,498	10,409	1,106
Net interest income after provision for loan losses	8,718	220	14,484	9,961	17,746
Noninterest income	3,081	2,327	1,887	1,695	2,111
Noninterest expense	18,042	16,062	12,563	10,926	10,718
Income before income taxes	(6,243)	(13,515)	3,808	730	9,139
Income tax (benefit) / expense	(1,535)	(5,336)	1,296	(141)	3,328
Net (loss) income	$(4,708)	$(8,179)	$2,512	$871	$5,811

Per Common Share Data:
Net (loss) / income, basic	$(0.73)	$(1.26)	$0.39	$0.13	$0.87
Net (loss) / income, assuming dilution	$(0.73)	$(1.26)	$0.38	$0.12	$0.83
Cash dividends paid	$—	$0.10	$0.28	$0.22	$0.12
Book value	$3.55	$4.28	$5.78	$5.70	$5.86
Tangible book value(1)	$3.55	$3.89	$5.24	$5.24	$5.40

Financial Condition Data:
Assets	$441,499	$532,404	$471,803	$444,421	$374,942
Loans, net of unearned interest	$276,115	$330,787	$378,472	$369,883	$305,879
Cash and investments	$133,651	$164,982	$57,286	$51,798	$51,577
Federal funds sold	$—	$—	$11,025	$—	$—
Deposits	$335,447	$404,742	$326,583	$313,250	$275,816
FHLB advances and other borrowings	$54,715	$72,350	$71,250	$47,100	$39,500
Federal funds purchased and repurchase agreements	$24,325	$26,322	$35,790	$41,560	$19,249
Shareholders’ equity	$25,819	$27,837	$36,502	$36,327	$38,183
Tangible shareholders’ equity(1)	$25,782	$25,258	$33,661	$33,386	$35,137

Selected Ratios:
Interest rate spread	3.24%	2.95%	3.67%	4.51%	5.16%
Net interest margin(2)	3.43%	3.27%	4.16%	5.22%	5.80%
Return on average assets	(0.94)%	(1.69)%	0.55%	0.21%	1.69%
Return on average equity	(15.79)%	(24.34)%	6.71%	2.14%	16.27%
Return on average tangible equity(1)	(15.81)%	(26.36)%	7.26%	2.31%	17.78%
Average equity to average assets	5.95%	6.93%	8.27%	9.86%	10.36%
Dividend payout ratio	N/A	N/A	70.59%	149.71%	13.33%
Ratio of nonperforming assets to total assets	5.99%	3.36%	1.48%	0.40%	0.40%
Ratio of allowance for loan losses to nonperforming loans	66.98%	80.24%	226.23%	791.16%	25.90%
Ratio of allowance for loan losses to total average loans, net of unearned income	2.93%	1.63%	2.49%	3.88%	1.50%
(1)	Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.
(2)
Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets less the interest rate paid on interest-bearing liabilities.

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

•
“Tangible book value per share” is defined as total equity reduced by recorded preferred stock, goodwill and other intangible assets divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per common share exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible assets of a company. For companies such as Cornerstone that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill related to such transactions.

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

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. Table 3 presents a reconciliation to provide a more detailed analysis of these non-GAAP performance measures:

TABLE 3
	At and for the Fiscal Years Ended December 31,
	2010	2009	2008	2007	2006
Number of common shares outstanding	6,500,396	6,500,396	6,319,718	6,369,718	6,511,848

Total stockholders’ equity	$25,819,153	$27,837,479	$36,501,509	$36,327,350	$38,183,265
Less: preferred stock	2,727,424	-	-	-	-
Book value	23,091,729	27,837,479	36,501,509	36,327,350	$38,183,265
Book value per common share	$3.55	$4.28	$5.78	$5.70	$5.86

Book value	$23,091,729	$27,837,479	$36,501,509	$36,327,350	$38,183,265
Less: goodwill and other intangible assets	37,317	2,579,211	2,840,773	2,941,798	3,046,287
Tangible book value	23,054,412	25,258,268	33,660,736	33,385,552	35,136,978
Effect of intangible assets per common share	$-	$0.39	$0.45	$0.46	$0.46

Tangible book value per common share	$3.55	$3.89	$5.33	$5.24	$5.40

Net (loss) / income	$(4,707,521)	$(8,178,639)	$2,511,824	$871,152	$5,811,600
Average equity	29,820,000	33,600,000	37,435,000	40,737,000	35,728,000
Return on average equity	(15.79)%	(24.34)%	6.71%	2.14%	16.27%

Average equity	$29,820,000	$33,600,000	$37,435,000	$40,737,000	$35,728,000
Less: goodwill and other intangible assets	37,317	2,579,211	2,840,773	2,941,798	3,046,287
Average tangible equity	$29,782,683	$31,020,789	$34,594,227	$37,795,202	$32,681,713
Effect of intangible assets	(0.02)%	(2.02)%	0.55%	0.17%	1.51%
Return on average tangible equity	(15.81)%	(26.36)%	7.26%	2.31%	17.78%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Covenant Considerations

Prior to 2009, Cornerstone Community Bank (the “Bank”) had a history of profitable operations and sufficient sources of liquidity to meet its funding needs.  However, the Bank’s parent holding company, Cornerstone Bancshares, Inc. (“Cornerstone”), relies primarily on dividends from the Bank to meet its funding needs.  Cornerstone’s funding needs as of December 31, 2009 and 2010 primarily consisted of principal and interest payments on two holding company loans totaling approximately $5.4 million and $4.7 million, respectively, secured by 100% of the Bank’s common stock.  In January 2010, the loans were renewed and Cornerstone received a waiver regarding previous covenant violations through December 31, 2009.  The uncertainty surrounding the lender’s intention to continue granting quarterly waivers of the covenant defaults on the loans through December 31, 2010, combined with the lender’s unwillingness to amend the loan covenants, resulted in our independent registered public accounting firm stating in its opinion with regard to our 2009 financial statements substantial doubt about our ability to continue as a going concern.  However, on March 29, 2011, Cornerstone received an additional waiver regarding all previous covenant violations in existence through December 31, 2010 and a waiver of any covenant violation that occurs through December 31, 2011.  The one year covenant waiver is conditional upon, among other things, Cornerstone’s payment in full for the outstanding principal balance in the amount of $750,000 of one of the two outstanding notes.  Therefore, as of April 1, 2011, Cornerstone will be subject to only one outstanding holding company loan.  Further, our independent registered public accounting firm has issued an unqualified opinion with regard to our 2010 financial statements without a going concern consideration - See Our Audited Consolidated Financial Statements in Item 8.

Management's Discussions and Analysis of Financial Condition and Results of Operations

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

The following is a discussion of Cornerstone’s financial condition at December 31, 2010 and December 31, 2009 and Cornerstone’s results of operations for each of the three-years ended December 31, 2010, 2009 and 2008. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of December 31, 2010, Cornerstone had total consolidated assets of approximately $441 million, total loans of approximately $285 million, total deposits of approximately $335 million and stockholders’ equity of approximately $26 million.  Cornerstone incurred a net loss of $4.7 million for 2010 compared to a net loss of $8.2 million for 2009 and net income of $2.5 million for 2008.

Results of Operations

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities.  Net interest income is also the most significant component of Cornerstone’s earnings.  For the year ended December 31, 2010, Cornerstone recorded net interest income of approximately $16,010,000, which resulted in a net interest margin of 3.43%.  For the year ended December 31, 2009, Cornerstone recorded net interest income of approximately $15,119,000, which resulted in a net interest margin of 3.27%.  For the year ended December 31, 2008, Cornerstone recorded net interest income of approximately $17,982,000, which resulted in a net interest margin of 4.16%.

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

TABLE 4
Yields Earned on Average Earning Assets and Rates Paid on Average Interest Bearing Liabilities
Years Ended December 31,
	2010			2009			2008
(In thousands) ASSETS	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Interest-earning assets:
Loans(1)(2)	$311,407	$21,498	6.90%	$363,146	$24,402	6.72%	$385,957	$28,661	7.43%
Investment securities(3)	128,795	3,633	3.06%	63,854	1,840	3.10%	47,096	1,996	4.36%
Other earning assets	36,319	80	0.22%	40,085	66	0.16%	869	23	2.70%
Total interest-earning assets	476,521	25,211	5.36%	467,085	26,308	5.66%	433,922	30,680	7.08%
Allowance for loan losses	(6,454)			(8,088)			(8,496)
Cash and other assets	31,277			25,672			27,179
Total assets	$501,344			$484,669			$452,605
TOTAL LIABILITIES AND EQUITY
Interest-bearing liabilities:
Deposits:
NOW accounts	$32,338	111	0.34%	$27,864	$98	0.35%	$30,106	$211	0.70%
Money market / savings	32,240	269	0.83%	35,269	303	0.86%	51,600	826	1.60%
Time deposits	281,251	5,839	2.08%	256,551	7,608	2.97%	190,221	8,262	4.34%
Total interest-bearing deposits	345,829	6,219	1.80%	319,684	8,009	2.51%	271,927	9,299	3.42%
Federal funds purchased	197	1	0.51%	-	-	-	12,952	339	2.62%
Securities sold under
agreement to repurchase	22,519	126	0.56%	21,624	174	0.80%	18,580	261	1.41%
Other borrowings	66,208	2,856	4.31%	72,150	3,006	4.17%	68,578	2,799	4.08%
Total interest-bearing
Liabilities	434,753	9,202	2.12%	413,458	11,189	2.71%	372,037	12,698	3.41%
Net interest spread			3.24%			2.95%			3.67%

Other liabilities:
Demand deposits	39,104			40,816			42,915
Accrued interest payable and
other liabilities	(2,333)			(3,205)			218
Stockholders' equity	29,820			33,600			37,435
Total liabilities and stockholders' equity	$501,344			$484,669			$452,605

Net interest margin		$16,009	3.43%		$15,119	3.27%		$17,982	4.16%

(1)  Interest income on loans includes amortization of deferred loan fees and other discounts of $46 thousand, $78 thousand and $227 thousand for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.
(2)  Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.
(3)  Yields on securities are calculated on a fully tax equivalent basis.

Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The net interest margin increased 16 basis points from 3.27% as of December 31, 2009 to 3.43% as of December 31, 2010.  The increase in net interest margin can be attributed primarily to a change in the yield earned on the Bank’s loan portfolio and a decrease in interest expense paid on certificates of deposit.  The yield on the Bank’s loan portfolio increased from 6.72% as of December 31, 2009 to 6.90% as of December 31, 2010.  While the yield on loans actually increased, the total amount of interest income on loans was negatively affected by a reduction of the average loans outstanding for 2010.   This decrease was partially offset by an increase in interest income realized on the Bank’s security portfolio.  Next, the Bank experienced a decrease in the interest rates on certificates of deposit accounts.  This decrease is seen in the decline in rate from 2.97% as of December 31, 2009 compared to 2.08% as of December 31, 2010.

As of December 31, 2010, the Bank’s investment portfolio resulted in a yield of 3.06% compared to 3.10% as of December 31, 2009.  The Bank’s investment portfolio is used primarily for pledging purposes with the State of Tennessee Collateral Pool, Federal Reserve Bank discount window, to secure repurchase agreements and to provide additional collateral to the Federal Home Loan Bank to secure the Bank’s fixed rate term advances.  As of December 31, 2010, the Bank’s securities portfolio was invested approximately 77% in Government National Mortgage Association (GNMA) securities, approximately 19% in municipal general obligation securities and 4% in agency-backed securities.

The Bank’s primary source of funding during 2010 came from certificates of deposit of which approximately 40% came from Internet deposits that allowed the Bank to have longer term maturities at a lower cost than the Chattanooga, TN market could provide.  The rates of certificates of deposit decreased sharply in 2010 to 2.08% compared to 2.97% in 2009.

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

TABLE 5
INTEREST INCOME AND EXPENSE ANALYSIS

	Year Ended December 31,
	2010 Compared to 2009
(In Thousands)	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	$(3,570)	$561	$105	$(2,904)
Investment securities	1,987	(52)	(142)	1,793
Other earning assets	(8)	22	0	14
Total interest income				(1,097)

Interest expense:
NOW accounts	15	(3)	1	13
Money market and savings accounts	(26)	-	(8)	(34)
Time deposits	514	(2,503)	220	(1,769)
Other borrowings	(256)	93	13	(150)
Federal funds purchased	(1)	-	2	1
Securities sold under agreement to repurchase	7	(54)	(1)	(48)
Total interest expense				(1,987)
Change in net interest income (expense)				$890

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

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to $7.3 million for the year ended December 31, 2010 compared to $14.9 million for the year ended December 31, 2009.  Cornerstone’s policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses, are considered adequate by management and are periodically reviewed by regulators.  However, there are factors beyond Cornerstone’s control, such as conditions in the local and national economy which may (and, for 2009 and 2010, in fact did) negatively impact Cornerstone’s asset quality.  The measurements are approximations which may require additional provisions to loan losses based upon changing circumstances or when additional information becomes available or known.  Other matters relating to the changes in provision for loan losses are presented below:

Cornerstone’s provision for loan losses during 2010, was needed to address multiple credits that continued to deteriorate as a result of the prolonged economic downturn.  The large provision for the fourth quarter of 2010 was primarily designated for unimpaired credits in the Bank’s loan portfolio.  During the fourth quarter of 2010, management changed its methodology for estimating the allowance for loan and lease losses.  First, the Bank revised several specific loan impairments to account for appraisals that were older than one year.  The second change in methodology was a reduction in the number of years included in the Bank’s historical loss look-back period.  These changes in methodology resulted in an additional $3.2 million in provision expense during the fourth quarter of 2010.  Management believes that these changes in estimate are appropriate and consistent with generally accepted accounting principles and interagency policy statements published by the Bank’s regulatory agencies.

To address the problem credits within the Bank’s loan portfolio a Special Asset Committee was created during 2008.  This committee has instructed the Bank’s loan review department to identify potential problem loans as quickly as possible.  This committee is also responsible for developing and reviewing action plans that identify possible strategies to minimize the Bank’s losses.  The early detection and proactive resolution process serves to assist customers with the severe economic environment while potentially minimizing losses.  During 2010, the Bank dedicated additional human resources to the Special Asset department to assist in the collection and recovery process.

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

Table 7 presents the components of non interest income for the years ended December 31, 2010, 2009 and 2008 (in thousands).

TABLE 7
	2010	2009	2008
Customer service fees	$1,273	$1,630	$1,727
Other noninterest income	90	97	102
Net gain from sale of securities	1,698	400	-
Net gain from sale of loans & other assets	20	200	58
Total noninterest income	$3,081	$2,327	$1,887

Significant matters relating to the changes to non interest income are presented below:

The Bank experienced a material decrease in its customer service fees from 2009 to 2010.  The primary reason for this decrease was the decision by management and the board of directors to exit the payroll processor Automated Clearing House payments (“ACH”) line of business.  The Bank elected to exit this line of business to reduce its risk profile and reduce the strain on the Bank’s liquidity due to the high amount of cash balances that the Bank was required to maintain at the Federal Reserve Bank of Atlanta.  Exiting the line of business resulted in a significant reduction in the Bank’s commercial analysis fee income and ACH income.  However, management believes this decision was appropriate given its current asset quality and liquidity needs.

  The Bank realized approximately $1.7 million of security gains during 2010 as management elected to restructure its investment portfolio.  The goal of the restructure was to maintain high credit quality investments while enabling the Bank to decrease its interest rate risk.  To accomplish this goal, management selected several fixed rate GNMA mortgage-backed securities to sell.  Once the sale transaction was complete, the Bank’s investment committee purchased LIBOR based floating rate GNMA collateralized mortgage obligations.  Management also believes that the restructuring was needed due to the acceleration of prepayment speeds, during 2010, associated with the fixed rate GNMA securities.

Non Interest Expense-Items reported as non interest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance, impairment of goodwill, net foreclosed assets and other operating expenses.

Table 8 presents the components of non interest expense for the years ended December 31, 2010, 2009 and 2008 (in thousands).

TABLE 8
	2010	2009	2008
Salaries and employee benefits	$6,195	$6,970	$7,140
Net occupancy and equipment expense	1,501	1,548	1,520
Depository insurance	1,288	1,199	321
Impairment of goodwill	2,541	-	-
Foreclosed assets, net	2,790	2,571	219
Other operating expenses	3,727	3,774	3,362
Total noninterest expense	$18,042	$16,062	$12,563

Significant matters relating to the changes to non interest expense are presented below:

Salary expense decreased 11.1% from 2009 to 2010.  The reduction is resulted from the Bank’s reduced employee benefits, management’s election not to replace certain staff positions if an employee decided to leave the Bank and the conclusion of payments owed to Gregory B. Jones in May of 2010.

The Bank experienced an increase in regulatory insurance cost during 2010 as its average deposits increased over 2009 average amounts.  Management anticipates regulatory insurance to decrease slightly in 2011 as average deposits decline.

Cornerstone’s goodwill was determined to be completely impaired due to the company’s substandard performance and the decline in value of community banks, particularly in the Southeastern portion of the United States.  The write-off of the holding company’s goodwill is a one time expense to earnings.  However, the write-off of goodwill will not negatively affect Cornerstone’s capital ratios since the calculation of capital ratios requires that any goodwill be excluded before the calculation is performed.

The Bank continued to see elevated foreclosed asset expenses as the amount of other real estate owned increased during 2010. Examples of expenses associated with foreclosed assets include property taxes, property maintenance and insurance.  However, the foreclosed asset expense was slightly offset by rental income generated from the properties.  These expenses were higher in 2010 than in 2009 due to an increase in the number of properties.  Additionally, net losses from the sale of foreclosed assets are reflected in foreclosed assets expense.  Management anticipates a decrease in its foreclosed asset expenses as more of the Bank’s properties become income producing and as the general economy stabilizes.

Income Tax Expense

The difference between Cornerstone’s expected income tax expense, computed by multiplying income before income taxes by statutory income tax rates, and actual income tax expense, is primarily attributable to new market tax credits for federal and state purposes, tax exempt loans and tax exempt securities and the write-off of goodwill.

Financial Condition

Overview-Cornerstone’s consolidated balance sheet reflects significant changes over the last two years.  Total assets decreased approximately $91 million or 17.1% from $532 million as of December 31, 2009 to $441 million as of December 31, 2010.  During 2010, total loans decreased $52 million or 15.4% from approximately $337 million as of December 31, 2009 to approximately $285 million as of December 31, 2010.  The reduction in loans was a result of the Bank’s collection process, and an increase in the Bank’s loan underwriting requirements.  Finally, stockholders’ equity decreased to approximately $26 million as of December 31, 2010 from approximately $28 million as of December 31, 2009.

Investments-The Bank’s investment portfolio totaled $110.7 million or 25.1% of total assets as of December 31, 2010, compared to a total of $126.8 million or 23.8% of total assets as of December 31, 2009.  The decrease was a result of the Bank reducing its FHLB borrowings by $17 million, thereby reducing the need for the security collateral.

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

Table 9 presents the carrying value of the Bank's investments at the dates indicated.  Available for sale securities are carried at fair market value and securities held to maturity are held at their book value (amounts in thousands).

TABLE 9
Investment Portfolio
Years Ended December 31,
	2010	2009	2008
Securities available for sale:
U.S. Government agency obligations	$4,587	$4,774	$8,252
Mortgage-backed securities	82,927	102,885	31,182
State & political subdivisions tax-exempt	20,736	16,756	4,623
Totals	$108,250	$124,415	$44,057

Securities held to maturity:
Mortgage-backed securities	$96	$135	$169
Totals	$96	$135	$169

Federal Home Loan Bank stock, at cost	2,323	2,229	2,188

Total Investments	$110,669	$126,779	$46,414

During 2010, the Bank’s Asset-Liability Committee elected to decrease the amount of fixed rate GNMA mortgage backed securities and increase its GNMA LIBOR based collateralized mortgage obligations.  The change was made in order to reduce the Bank’s overall interest rate risk profile.  The change did not reduce the portfolio’s high credit quality, which is needed to provide collateral for the Bank’s funding purposes.   The Bank also increased its municipal security holdings to take advantage of the large credit risk spread over U.S. Treasury securities.  Management anticipates the general level of security holdings to decrease during 2011 as the Bank’s collateral requirements decrease.

A second objective of the security portfolio is to provide adequate collateral to satisfy pledging requirements with the State of Tennessee collateral pool, repurchase agreements, correspondent banks and the Federal Reserve discount window.  As of December 31, 2010, the Bank’s borrowing capacity with the Federal Reserve discount window was approximately $10 million.  The Bank also secured availability with a correspondent bank of approximately $4 million as of December 31, 2010.

During 2009, the Federal Home Loan Bank (“FHLB”) notified the Bank that as a result of the decline in the Bank’s loan asset quality, additional collateral was required to secure the Bank’s fixed rate term advances.  As of December 31, 2010, the Bank had pledged securities with a market value of approximately $50 million to the FHLB.

For December 31, 2010, tables 10 and 11 present the book value of the Bank's investments, the weighted average yields on the Bank's investments and the periods to maturity of the Bank's investments for the “Securities Available for Sale” and the “Securities Held to Maturity,” respectively.  Tables 12 and 13 present this information for December 31, 2009.

TABLE 10 (amounts in thousands)

Weighted Average Yields on the Available For Sale Investments
Periods of Maturity from December 31, 2010
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities available for sale:	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
U.S. Government agencies	$-	-	$-	-	$-	-	$4,571	1.08%
Mortgage-backed securities (2)	4,932	1.45%	3	6.94%	30	5.42%	78,358	1.53%
Tax-exempt municipal bonds	-	-	599	6.31%	4,456	5.30%	15,814	5.58%
Totals	$4,932	1.45%	$602	6.31%	$4,486	5.30%	$98,743	2.16%

Total Securities Available for Sale	$108,763	2.28%
   (1)    The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.
   (2)    Mortgages are allocated by maturity and not amortized.

TABLE 11 (amounts in thousands)
Weighted Average Yields on the Held to Maturity Investments
Periods of Maturity from December 31, 2010
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities held to maturity:	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
Mortgage-backed securities (2)	$-	-	$-	-	$20	2.53%	$75	3.57%
Totals	$-	-	$-	-	$20	2.53%	$75	3.57%

Total Securities Held to Maturity	$95	3.35%

Federal Home Loan Bank stock, at cost	$2,323	4.35%

Total Investments	$111,181	2.32%
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

At December 31, 2010 and 2009, Cornerstone’s net loan portfolio constituted approximately 62.5% and 62.1% of Cornerstone’s total assets, respectively.

Table 14 presents the composition of the Cornerstone’s loan portfolio at the indicated dates.

TABLE 14
Loan Portfolio Composition
Years Ended December 31,
	2010		2009		2008		2007		2006
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$51,160	17.94%	$60,560	17.99%	$83,140	21.42%	$98,065	25.57%	$98,542	31.77%
Real estate – construction	29,848	10.46%	47,651	14.15%	70,456	18.15%	76,832	20.03%	57,606	18.57%
Real estate – mortgage	71,878	25.20%	70,976	21.08%	72,737	18.74%	64,585	16.84%	48,700	15.70%
Real estate – commercial	129,031	45.23%	153,310	45.53%	155,728	40.13%	138,074	35.99%	99,197	31.98%
Consumer loans	3,330	1.17%	4,195	1.25%	6,029	1.56%	6,037	1.57%	6,092	1.98%
Total loans	$285,247	100.00%	$336,692	100.00%	$388,090	100.00%	$383,593	100.00%	$310,137	100.00%

Significant matters relating to the changes in the loan portfolio composition are presented below:

During 2010, the Bank’s total loans outstanding decreased by 15.4%.  The decrease occurred primarily in three loan categories.  First, the real estate construction category decreased by 37.4% followed by real estate commercial which decreased by 15.8% and finally the commercial, financial and agricultural category decreased by 15.5%.  The Bank anticipates that the amount of total loans outstanding will stabilize during 2011.  The Bank’s primary focus for new loan growth is concentrated in attracting owner-occupied commercial and residential loans and commercial and industrial loans.

Table 15 presents the scheduled maturities of the loans in Cornerstone’s loan portfolio as of December 31, 2010 based on their contractual terms to maturity.  Overdrafts are reported as due in less than one year.  Loans unpaid at maturity are renegotiated based on current market rates and terms.

TABLE 15
Loans Maturing Year-end balance as of December 31, 2010
(In thousands)	Less than One Year	1 to 5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$28,323	$20,589	$2,248	$51,160
Real estate – construction	21,084	7,711	1,053	29,848
Real estate – mortgage	21,121	34,041	16,716	71,878
Real estate – commercial	41,606	63,115	24,310	129,031
Consumer	1,185	2,145	-	3,330
Total Loans	$113,319	$127,601	$44,327	$285,247

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

Lending Commitments-Commitments under standby letters of credit and undisbursed loan commitments totaled approximately $32 million as of December 31, 2010 compared to approximately $46 million as of December 31, 2009.  This number includes all lines of credit that have not been fully drawn and loan commitments in the same status.

Origination, Purchase and Sale of Loans

The Bank originates the majority of its loans in Hamilton County, Tennessee.  However, the Bank also originates loans in Marion, Sequatchie and Bradley Counties in Tennessee, and Dade, Walker, Whitfield and Catoosa Counties in Georgia, each of which is within 150 miles of Chattanooga, Tennessee.  Eagle markets to staffing companies in the United States.  Loans are originated by 14 relationship managers who operate from the Bank's offices in Chattanooga, Tennessee and from the loan production office in Dalton, Georgia.  These relationship managers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others.  The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices.

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

Commitment fees are charged by the Bank to the borrower for certain loans and are calculated as a percentage of the principal amount of the loan.  These fees normally are deducted from the proceeds of the loan and generally range from 0.5% to 2.0% of the principal amount, depending on the type and volume of loans made and market conditions such as the demand for loans, the availability of money and general economic conditions.  The Bank complies with Accounting Standard Codification Topic 310, “Receivables,” and amortizes all significant loan fees over the life of the loan.  The Bank also receives miscellaneous fee income from late payment charges, overdraft fees, property inspection fees, and miscellaneous services related to its existing loans.

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

Assets classified as substandard or doubtful require the Bank to establish general or specific allowances for loan losses.  If an asset or portion thereof is classified as loss, the Bank must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss or charge off such amount.  General loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included, up to certain limits, in determining the Bank's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.

The Bank's collection procedures provide that when a loan becomes between 15 days and 30 days delinquent, the borrower is contacted by mail and payment is requested.  If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower.  Most loan delinquencies are cured within 60 days and no legal action is required.  In certain circumstances, the Bank, for a fee, may modify the loan, grant a limited moratorium on loan payments or revise the payment schedule to enable the borrower to restructure his or her financial affairs.  Generally, the Bank stops accruing interest and any accrued non collected interest will be reversed in accordance with GAAP on delinquent loans when payment is in arrears for 90 days or when collection otherwise becomes doubtful.  If the delinquency exceeds 120 days and is not cured through the Bank's normal collection procedures or through a restructuring, the Bank will institute measures to enforce its remedies resulting from the default, including commencing a foreclosure, repossession or collection action.  In certain cases, the Bank will consider accepting a voluntary conveyance of collateral in lieu of foreclosure or repossession.  Real property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed assets until it is sold and is carried at the lower of cost or fair value less estimated costs to dispose.  Accounting standards define fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale.  Fair values at foreclosure are based on appraisals.  Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses.  Subsequent write-downs are provided by a charge to income through losses on other real estate in the period in which the need arises.

Allowance for Loan Losses-The allowance or reserve for possible loan losses is a means of absorbing future losses, which could be incurred from the current loan portfolio.  The Bank maintains an allowance for possible loan losses, and management adjusts the general allowances quarterly by charges to income in response to changes to outstanding loan balances.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  A loan or portion thereof is charged off against the allowance when management has determined that losses on such loans are probable.  Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance.  It is the opinion of the Bank's management that the balance in the allowance for loan losses as of December 31, 2010 is adequate to absorb possible losses from loans currently in the portfolio.

Table 16 presents the Bank’s internal watchlist for loans classified as doubtful as of December 31, 2010 and 2009.  Table 17 presents the Bank’s internal watchlist for loans classified as substandard as of December 31, 2010 and 2009.

TABLE 16
Internal Watchlist Composition-Doubtful
	December 31, 2010		December 31, 2009
(In thousands)	Amount	Impairment	Amount	Impairment
Commercial and industrial	$-	$-	$1,350	$-
Construction and development	-	-	-	-
Single family real estate	-	-	-	-
Multi-family real estate	-	-	-	-
Owner occupied commercial real estate	-	-	-	-
Non-owner occupied commercial real estate	-	-	-	-
Consumer	-	-	-	-
Totals	$-	$-	$1,350	$-

TABLE 17
Internal Watchlist Composition-Substandard
	December 31, 2010		December 31, 2009
(In thousands)	Amount	Impairment	Amount	Impairment
Commercial and industrial	$1,792	$337	$2,578	$216
Construction and development	3,326	60	13,727	93
Single family real estate	10,896	1,020	6,498	689
Multi-family real estate	7,222	1,400	2,820	52
Owner occupied commercial real estate	6,016	741	6,038	131
Non-owner occupied commercial real estate	6,034	165	6,150	159
Consumer	61	17	100	6
Totals	$35,347	$3,740	$37,911	$1,346

The information listed in tables 16 and 17 reflect the amount of the Bank’s loans net of any partial charge-off amount that has been previously recorded.

The Bank has seen an improvement in its asset quality as substandard loans have decreased by approximately 6.8%.  The decrease in construction and development loans from approximately $14 million as of December 31, 2009 to approximately $3 million as of December 31, 2010 is primarily from the Bank recognizing the properties into other real estate owned.  Currently, the Bank is in the process of trying to sell individual lots or large tracts of real estate to reduce the other real estate owned inventory.  Management believes the Bank is well positioned for continued improvement in asset quality.  The Bank’s impairment amount of $3.7 million as of December 31, 2010 compared to $1.4 million as of December 31, 2009 is primarily the result of management adjusting the specific impairment on several large loans as reliable cash flow information has been obtained or more recent appraisals have been received.

  During the fourth quarter of 2010, the Bank revised its appraisal policy to require all loans graded substandard or worse to have annual appraisals on all real estate pledged as collateral with a value of $250,000 or greater.  These appraisals are used by management to determine appropriate real estate values and access if any impairment exists.

Table 18 presents Cornerstone's allocation of the allowance for loan losses as of December 31, 2010, 2009, 2008, 2007 and 2006.

TABLE 18
Allowance for Loan Losses
Years Ended December 31,
	2010		2009		2008
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$925	17.94%	$1,607	17.99%	$4,955	21.42%
Real estate – construction	3,238	10.46%	595	14.15%	1,433	18.15%
Real estate – mortgage	3,111	25.20%	1,861	21.08%	1,532	18.74%
Real estate – commercial	1,793	45.23%	1,768	45.53%	1,376	40.13%
Consumer	65	1.17%	74	1.25%	322	1.56%
Totals	$9,132	100.00%	$5,905	100.00%	$9,618	100.00%

	2007		2006
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$9,482	25.57%	$1,686	31.77%
Real estate – construction	2,447	20.03%	1,581	18.57%
Real estate – mortgage	101	16.84%	77	15.70%
Real estate – commercial	1,434	35.99%	703	31.98%
Consumer	246	1.57%	211	1.98%
Totals	$13,710	100.00%	$4,258	100.00%

In recent years, Cornerstone has refined its allowance for loan and leases losses (“ALLL”) to include measurements such as environmental factors for growth, environmental factors for real estate values, historical metrics and specific loan products with increased levels of risk, such as asset based lending.  During the fourth quarter of 2010, management elected to further revise its ALLL estimate.  Specifically, two material changes to this estimation process were incorporated.  First, the Bank revised several specific loan impairments to account for appraisals that were older than one year.  Second, the Bank changed its historical loss look-back period from five years to one year.  Management believes these changes are consistent with generally accepted accounting principles and interagency policy statements published by the Bank’s regulatory agencies.  These changes resulted in a higher ALLL calculation and required an additional $3.2 million in provision expense during the fourth quarter of 2010 bringing the total ALLL balance as of December 31, 2010 to $9.1 million.

The Bank’s $9.1 million ALLL is comprised of two components. The first component is derived from a review of the Bank’s loan portfolio with a risk grade of substandard or worse.  These loans are reviewed to determine if the loan is impaired and what amount of impairment, if any, exists.  The second component involves a general reserve for all other loans in the Bank’s portfolio to address possible losses that have not been identified in the Bank’s loan review process.  As of December 31, 2010, the Bank has assigned approximately $3.7 million to address specific impairments for loans the Bank has identified as substandard or worse.  The remaining $5.4 million is allocated to the remaining loan portfolio.

Table 19 presents Cornerstone's delinquent and non-performing assets as of December 31, 2010 and 2009.

TABLE 19
Delinquent and Non-Performing Assets
Actual for Years Ended December 31,
(In thousands)	2010	2009
Accruing loans that are contractually
past due 90-days or more:

Commercial, financial and agricultural	$0	$0
Real estate – construction	0	0
Real estate – mortgage	0	0
Real estate – commercial	0	0
Consumer	0	0
Total Loans	$0	$0

Non-accruing loans 90-days or more:

Commercial, financial and agricultural	$75	$1,498
Real estate – construction	-	2,770
Real estate – mortgage	5,114	842
Real estate – commercial	8,426	2,250
Consumer	18	0
Total Loans	$13,633	$7,360

Total Foreclosed Assets	$12,809	$10,544

Total Loans	$285,247	$336,692

Ratio of non-performing assets to total loans	9.27%	5.32%
Ratio of delinquent (30-days or more) but accruing loans to:
Total loans	0.81%	1.80%
Total assets	0.52%	1.20%

As the United States enters the third year of the current economic downturn the Bank’s problem loans have evolved from construction and development loans to income producing commercial and residential properties.  Typically, the construction and development loans resulted in a high loss percentage due to the completion status or marketability of the real estate project.  Management believes the income producing commercial and residential properties that comprise the majority of the Bank’s non-accrual loans will experience smaller losses as a percentage of the total loan.

The Bank has seen a significant decline in the level of past due loans as of December 31, 2010.  As a result, management believes that the Bank will see a general decline in the non-accrual balances during 2011 as the present non-accruals transition to other real estate and are either sold or turned into income producing properties.

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

The Bank has developed an internal loan watchlist that identifies classified loans and assists management to monitor their potential risk to Bank earnings.  As of December 31, 2010, the Bank had no loans graded as doubtful, approximately $35 million in loans graded substandard and approximately $33 million graded as special mention.

Table 20 presents Cornerstone’s loan loss experience for the periods indicated.

TABLE 20
Loan Loss Reserve Analysis
Years Ending December 31,
(in thousands)	2010	2009	2008	2007	2006
Average loans	$311,407	$363,146	$385,957	$353,278	$284,105

Allowance for possible loan losses,
Beginning of the period	$5,905	$9,618	$13,710	$4,258	$3,545

Charge-offs for the period:
Commercial, financial and agricultural	433	10,811	6,991	737	307
Real estate – construction	1,260	6,005	434	84	0
Real estate – mortgage	562	692	193	0	104
Real estate – commercial	2,309	1,248	210	180	0
Consumer	114	340	151	74	70

Total charge-offs	4,688	19,096	7,979	1,075	481

Recoveries for the period:
Commercial, financial and agricultural	282	358	362	114	66
Real estate – construction	19	4	14	0	0
Real estate – mortgage	54	64	1	4	7
Real estate – commercial	213	43	0	0	0
Consumer	56	15	12	0	15

Total recoveries	624	484	389	118	88

Net charge-offs for the period	4,064	18,612	7,590	957	393

Provision for loan losses	7,291	14,899	3,498	10,409	1,106
Adjustments	0	0	0	0	0

Allowance for possible loan losses, end of period	$9,132	$5,905	$9,618	$13,710	$4,258

Ratio of allowance for loan losses to total average loans outstanding	2.93%	1.63%	2.49%	3.88%	1.50%

Ratio of net charge-offs during the period to average loans outstanding during the period	1.31%	5.13%	1.97%	0.27%	0.14%

Intangibles-Cornerstone follows the provisions of Accounting Standards Codification Topic 350, “Intangibles-Goodwill and Other,” concerning approximately $2.5 million in goodwill created by the merger with the Bank of East Ridge.  Goodwill is tested annually for impairment.  If the carrying value of goodwill exceeds the implied fair value, a write-down is recorded.  No impairment loss was recognized in years prior to 2010.   However, in 2010, management’s annual impairment analysis revealed that the goodwill was fully impaired.  Therefore, as of December 31, 2010 the goodwill recorded on the holding company’s balance sheet was wrote-off through noninterest expense.

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

Table 21 presents the Bank’s core vs. non-core funding as of December 31, 2010 and 2009.

TABLE 21

Core and Non-Core Funding
	December 31, 2010		December 31, 2009
(In thousands)	Amount	Percent	Amount	Percent
Core funding:
Noninterest-bearing demand deposits	$28,980	7.1%	$41,972	8.4%
Interest-bearing demand deposits	24,834	6.1%	26,533	5.3%
Savings & money market accounts	34,042	8.3%	31,030	6.2%
Time deposits under $100,000	133,626	32.6%	214,143	43.0%
Total core funding	221,482	54.1%	313,678	62.9%

Non-core funding:
Brokered deposits	-	0.0%	5,852	1.2%
Time deposits greater than $100,000	113,965	27.8%	85,212	17.1%
Securities sold under agreements to repurchase	24,325	5.9%	26,322	5.3%
Federal Home Loan Bank advances	50,000	12.2%	67,000	13.5%
Total non-core funding	188,290	45.9%	184,386	37.1%

Total	$409,772	100.0%	$498,064	100.0%

During 2010, the Bank’s total funding decreased from $498 million as of December 31, 2009 to $410 million as of December 31, 2010.  First, the decrease in the Bank’s time deposits was a result of the decline in outstanding loans.  Second, the decline in noninterest-bearing demand deposits resulted from the Bank exiting the payroll processor ACH line of business as previously discussed.  Finally, the Bank reduced its Federal Home Loan Bank advances by $17 million during 2010 as the advances matured.  The Bank is contractually obligated to pay off $10 million of Federal Home Loan Bank advances in 2011.

Deposits-The Bank offers several types of deposit accounts, with the principal differences relating to the minimum balances required, the time period the funds must remain on deposit and the interest rate.  Deposits are obtained primarily from the Bank's Chattanooga, Tennessee MSA.  The Bank does advertise for deposits outside of this area and has had moderate success attracting deposits from credit unions around the United States.  The Bank does not rely upon any single person or group of related persons for a material portion of its deposits. A principal source of deposits for the Bank consists of short-term money market and other accounts, which are highly responsive to changes in market interest rates.  Accordingly, the Bank, like all financial institutions, is subject to short-term fluctuations in deposits in response to customer actions due to changing short-term market interest rates.  The ability of the Bank to attract and maintain deposits and the Bank's cost of funds has been and will continue to be significantly affected by money market conditions.

Table 22 presents the composition of deposits for the Bank, excluding accrued interest payable, by type for the years ended December 31, 2010, 2009 and 2008 (in thousands).

TABLE 22
Deposit Composition
Years Ended December 31,
(In thousands)	2010	2009	2008
Demand deposits	$28,980	$41,972	$40,078
NOW deposits	24,834	26,533	26,909
Savings & money market deposits	34,042	31,030	35,848
Time deposits $100,000 and over	113,965	91,064	59,057
Time deposits under $100,000	133,626	214,143	164,692
Total Deposits	$335,447	$404,742	$326,584

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) became law.  The EESA enabled the FDIC to temporarily increase the amount of FDIC deposit insurance coverage from $100,000 to $250,000 per qualified depositor through December 31, 2013.  Also during the fourth quarter of 2008, the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) extended unlimited deposit insurance coverage for noninterest-bearing transaction accounts at participating FDIC insured banks.  The FDIC also offered coverage regarding debt obligation coverage.  These services were offered by the FDIC with a fee structure for each product.  The Bank chose to accept the unlimited transaction account coverage but refused the debt obligation coverage.  The TLGP currently has an expiration date of December 31, 2011.

Time deposits annual percentage yields decreased materially throughout 2010, which allowed the Bank to increase its deposit base at a lower cost of funds than incurred in 2009.  In November 2009, the FDIC downgraded the Bank to “adequately capitalized” status, thereby restricting the interest rates payable by the Bank for time deposits.  However, as of March 2011, the restriction has not impacted the Bank’s liquidity.

Table 23 presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

TABLE 23
Average Amount and Average Rate Paid on Deposits
Years Ending December 31,
	2010		2009		2008
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits	$39,104		$40,816		$42,915
NOW deposits	32,338	0.34%	27,864	0.35%	30,106	0.70%
Savings & money market deposits	32,240	0.83%	35,269	0.86%	51,600	1.60%
Time deposits	281,251	2.08%	256,551	2.97%	190,221	4.34%
Total Deposits	$384,933	1.80%	$360,500	2.51%	$314,842	3.42%

Borrowings-The Bank joined the Federal Home Loan Bank of Cincinnati in October 2000.  The Federal Home Loan Bank (the “FHLB”) allows the Bank to borrow funds on a contractual basis many times at rates lower than the costs of local certificates of deposit.   In addition, the FHLB has the ability to provide structured advances that best reduce or leverage the interest rate risk of the Bank.  During 2010, the Bank reduced its FHLB borrowings by $17 million.  The reduction lowered the amount owed to the FHLB as of December 31, 2010, to $50 million.  The FHLB offers multiple products to assist banks in their funding needs.  The advances from the FHLB as of December 31, 2010 are structured as an obligation with a fixed rate with the majority of loans incorporating an optional conversion to a floating rate after a stated period of time.  The loans have maturities ranging from May 2011 to January 2017.  As of December 31, 2010, the interest rates on these loans ranged from 3.52% to 4.66%.  The Bank has one Federal Funds line of credit available with correspondent banks with a total availability of $4 million as of December 31, 2010.  In addition, the Bank has the right to borrow from the Federal Reserve Bank, if necessary, to supplement its supply of funds available for lending and to meet deposit withdrawal requirements.  As of December 31, 2010, Cornerstone had two loans totaling approximately $4.7 million priced at New York Prime Rate plus 300 basis points with a floor of 6.25%.  The loans were established to insert capital infusions to the Bank to fund growth or retire treasury stock, if any, as needed.  See Note 10 of our audited consolidated financial statements for additional information.

Capital

Capital Resources-Stockholder’s average equity for 2010 and 2009 totaled $29.8 million and $33.6 million, respectively.  As of December 31, 2010, Cornerstone’s actual stockholder equity totaled $25.8 million compared to $27.8 million as of December 31, 2009.  As of December 31, 2010, the number of shares of Series A Preferred Stock outstanding is 114,540.  No shares of Series A Preferred Stock was outstanding as of December 31, 2009.  The number of common shares outstanding remained unchanged at 6,500,396 as of December 31, 2010 compared to December 31, 2009.

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

Consent Order

Following the issuance of a written report by the Federal Deposit Insurance Corporation (“FDIC”) and the Tennessee Department of Financial Institutions (“TDFI”) concerning their joint examination of the Bank in October 2009, the Bank entered a consent order with the FDIC on April 2, 2010 and a written agreement with the TDFI on April 8, 2010, each concerning areas of the Bank’s operations identified in the report as warranting improvement and presenting substantially similar plans for making those improvements. The consent order and written agreement, which we collectively refer to as the “Action Plans”, convey specific actions needed to address certain findings from the joint examination and to address our current financial condition.  The Action Plans contain a list of strict requirements ranging from a capital directive, which requires us to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which we will be subject to limitations on the maximum interest rates we can pay on deposit accounts.  The Action Plans also contain restrictions on future extensions of credit and requires the development of various programs and procedures to improve our asset quality as well as routine reporting on our progress toward compliance with the Action Plans to the Board of Directors, the FDIC and the TDFI.  Finally, as of April 2, 2010, the date of the consent order, the Bank was deemed to be “adequately capitalized.”   The adequately capitalized classification is the result of the Bank receiving a formal enforcement action which prohibits a Bank from being classified as “well-capitalized” regardless of its capital ratios.  Therefore, the Bank can not be classified as “well capitalized” until the Action Plans are lifted by the FDIC and the TDFI.  As of December 31, 2010 the Bank’s capital ratios were as follows:

Tier 1 leverage ratio	5.75%
Tier 1 risk-based capital ratio	8.80%
Total risk-based capital ratio	10.06%

Liquidity-Of primary importance to depositors, creditors and regulators is the ability to have readily available funds sufficient to repay fully maturing liabilities.  Cornerstone’s liquidity, represented by cash and cash equivalents, is a result of its operating, investing and financing activities.  In order to ensure funds are available at all times, Cornerstone devotes resources to projecting on a monthly basis the amount of funds accessible.  Liquidity requirements can also be met through short-term borrowing or the disposition of short-term assets, which are generally matched to correspond to the maturity of liabilities.

The Bank’s liquidity target is measured by adding net cash, short-term and marketable securities not pledged and dividing this number by total deposits and short-term liabilities not secured by assets pledged.  The Bank’s liquidity ratio at December 31, 2010 was 12.0% compared to 9.1% at December 31, 2009.  The Bank is not subject to any specific liquidity requirements imposed by regulatory orders.  The Bank is subject however, to general FDIC guidelines which are concerned with funding sources and dependence on noncore deposits and does not require a specific minimum level of liquidity.  Management believes its liquidity ratios and funding sources meet or exceed these guidelines.

Cornerstone’s liquidity is dependent on dividends from its subsidiary and capital contributions from its stockholders.  Currently, the holding company’s expenses are tied to debt service on two holding company loans totaling $4.7 million and shareholder and related Securities and Exchange Commission required filings expense.  The Bank is presently restricted from passing up any dividends to the holding company unless the Bank receives prior approval from the FDIC.

Management does not know of any other trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in liquidity increasing or decreasing in any material manner.

Table 25 presents the average loan to deposit ratios, a liquidity measure, for periods indicated:

TABLE 25
	December 31, 2010	December 31, 2009
Average loans to average deposits	80.90%	100.73%

Off-Balance Sheet Arrangements

Cornerstone does not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At December 31, 2010, the Bank’s earnings at risk model demonstrated that the Bank was within its policy limits for a 200 or 300 basis point change in interest rates.  The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

Economic Value of Equity
The Bank’s economic value of equity model measures the extent that estimated economic values of the Bank’s assets and liabilities will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets and liabilities, which establishes a base case economic value of equity.

As of December 31, 2010, the Bank’s economic value of equity model demonstrated that the Bank was within its policy limits for a 200 or 300 basis point change in interest rates.  The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

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

As of December 31, 2010, the Bank’s regular liquidity measurements indicated that the liquidity position was within policy limits.  The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

Basic Surplus-The basic surplus ratio is used to determine the number of times non-obligated assets could be used to meet immediate liquidity needs.

As of December 31, 2010, the Bank’s basic surplus measurement indicated that the Bank was within policy limits.  The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

Dependency Ratio-The dependency ratio determines the reliance on short-term liabilities.

As of December 31, 2010, the Bank’s dependency ratio measurement indicated that the current position was within policy limits.  The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

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

Impact of Inflation and Changing Price- The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of the financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation.  Management is primarily concerned with two inflationary factors: The first, and most common, factor is the general impact of inflation on the operations of Cornerstone and is reflected in increased operating costs.  The second, and more material to the Bank’s profitability, factor is interest rate adjustments by the Federal Reserve and the general fixed income market in reaction to inflation.  In other words, interest rate risk, unlike most industrial companies, substantially impacts Cornerstone because virtually all of the assets and liabilities of Cornerstone are monetary in nature.  As a result, interest rates may have a more significant impact on Cornerstone’s performance than the effects of general levels of inflation.  Interest rate fluctuations do not necessarily move in the same direction or in the same magnitude as the price of goods and services and each issue must be dealt with independently.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

Consolidated Financial Statements and Footnotes

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Cornerstone is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, Cornerstone’s principal executive and principal financial officers and effected by Cornerstone’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Cornerstone’s management has assessed the effectiveness of internal controls over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

Based on this assessment management believes that, as of December 31, 2010, Cornerstone’s internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors
Cornerstone Bancshares, Inc.
Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and subsidiary (Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with United States generally accepted accounting principles.

/s/ HAZLETT, LEWIS & BIETER, PLLC

Chattanooga, Tennessee
March 30, 2011

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009

ASSETS

Cash and due from banks	$1,490,030	$1,420,502
Interest-bearing deposits at other financial institutions	21,491,922	36,781,703

Total cash and cash equivalents	22,981,952	38,202,205

Securities available for sale	108,250,434	124,415,318
Securities held to maturity (fair value approximates $98,388 at 2010 and $136,062 at 2009)	95,702	135,246
Federal Home Loan Bank stock, at cost	2,322,900	2,229,200
Loans, net of allowance for loan losses of $9,132,171 in 2010 and $5,905,054 in 2009	276,114,617	330,787,382
Bank premises and equipment, net	8,047,370	8,098,059
Accrued interest receivable	1,326,480	1,520,699
Goodwill	-	2,541,476
Foreclosed assets	12,808,838	10,327,297
Other assets	9,551,121	14,147,504

Total assets	$441,499,414	$532,404,386

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$28,980,043	$41,971,956
Interest-bearing demand deposits	24,834,214	26,533,329
Savings deposits and money market accounts	34,041,672	31,029,587
Time deposits	247,591,161	305,207,241

Total deposits	335,447,090	404,742,113

Accrued interest payable	176,761	351,360
Federal funds purchased and securities sold under agreements to repurchase	24,325,372	26,321,885
Federal Home Loan Bank advances and other borrowings	54,715,000	72,350,000
Other liabilities	1,016,038	801,549

Total liabilities	415,680,261	504,566,907

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized; 114,540 shares issued and outstanding in 2010	2,727,424	-
Common stock - $1.00 par value; 20,000,000 shares authorized in 2010 and 10,000,000 shares authorized in 2009; 6,709,199 shares issued in 2010 and 2009; 6,500,396 shares outstanding in 2010 and 2009	6,500,396	6,500,396
Additional paid-in capital	21,237,298	21,162,686
Retained (deficit) earnings	(4,317,130)	424,854
Accumulated other comprehensive income	(328,835)	(250,457)

Total stockholders' equity	25,819,153	27,837,479

Total liabilities and stockholders' equity	$441,499,414	$532,404,386

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

INTEREST INCOME
Loans, including fees	$21,498,120	$24,402,101	$28,660,491
Securities and interest-bearing deposits at other financial institutions	3,633,367	1,895,228	1,996,228
Federal funds sold	79,941	11,098	23,455

Total interest income	25,211,428	26,308,427	30,680,174

INTEREST EXPENSE
Time deposits	5,838,571	7,608,747	8,262,157
Other deposits	379,810	400,395	1,037,191
Federal funds purchased and securities sold under agreements to repurchase	127,308	173,648	600,163
Federal Home Loan Bank advances and other borrowings	2,856,125	3,006,593	2,798,563

Total interest expense	9,201,814	11,189,383	12,698,074

Net interest income before provision for loan losses	16,009,614	15,119,044	17,982,100

Provision for loan losses	7,291,000	14,898,898	3,498,000

Net interest income after provision for loan losses	8,718,614	220,146	14,484,100

NONINTEREST INCOME
Customer service fees	1,272,893	1,630,387	1,726,681
Other noninterest income	90,268	96,839	102,455
Net gains (losses) from sale of securities	1,698,136	399,754	-
Net gains (losses) from sale of loans and other assets	19,632	200,082	57,828

Total noninterest income	3,080,929	2,327,062	1,886,964

NONINTEREST EXPENSES
Salaries and employee benefits	6,194,504	6,970,282	7,139,594
Net occupancy and equipment expense	1,501,504	1,547,630	1,520,378
Depository insurance	1,287,676	1,198,937	321,164
Impairment of goodwill	2,541,476	-	-
Foreclosed assets, net	2,789,708	2,570,584	219,135
Other operating expenses	3,727,493	3,774,454	3,362,427

Total noninterest expenses	18,042,361	16,061,887	12,562,698

(Loss) income before income tax expense (benefit)	(6,242,818)	(13,514,679)	3,808,366

Income tax (benefit) expense	(1,535,297)	(5,336,040)	1,296,542

Net (loss) income	(4,707,521)	(8,178,639)	2,511,824

Preferred stock dividends	34,463	-	-

Net (loss) income available to common stockholders	$(4,741,984)	$(8,178,639)	$2,511,824

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.73)	$(1.26)	$0.39
Diluted	(0.73)	(1.26)	0.38

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2010, 2009 and 2008

			Additional		Accumulated Other	Total
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2007		$6,369,718	$20,532,787	$9,317,878	$106,967	$36,327,350

Issuance of common stock		22,000	60,500	-	-	82,500

Stock compensation expense		-	279,400	-	-	279,400

Dividends - $0.28 per common share		-	-	(1,773,022)	-	(1,773,022)

Repurchase of common stock		(72,000)	(561,049)	-	-	(633,049)

Comprehensive income:
Net income	$2,511,824	-	-	2,511,824	-	2,511,824

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(293,494)	-	-	-	(293,494)	(293,494)

Total comprehensive income	$2,218,330

BALANCE, December 31, 2008		6,319,718	20,311,638	10,056,680	(186,527)	36,501,509

Stock compensation expense		-	216,600	-	-	216,600

Dividends - $0.10 per common share		-	-	(638,061)	-	(638,061)

Common stock dividends		180,678	634,448	(815,126)	-	-

Comprehensive loss:
Net loss	$(8,178,639)	-	-	(8,178,639)	-	(8,178,639)

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(63,930)	-	-	-	(63,930)	(63,930)

Total comprehensive loss	$(8,242,569)

BALANCE, December 31, 2009		$6,500,396	$21,162,686	$424,854	$(250,457)	$27,837,479

The Notes to Consolidated Financial Statements are an integral part of these statements.

(continued on next page)

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2010, 2009 and 2008

(continued from previous page)

						Accumulated
				Additional		Other	Total
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Stock	Capital	Earnings (Deficit)	Income	Equity

BALANCE, December 31, 2009		$-	$6,500,396	$21,162,686	$424,854	$(250,457)	$27,837,479

Stock compensation expense		-	-	74,612	-	-	74,612

Issuance of Series A Convertible Preferred Stock		2,727,424	-	-	-	-	2,727,424

Preferred stock dividends paid		-	-	-	(34,463)	-	(34,463)

Comprehensive loss:
Net loss	$(4,707,521)	-	-	-	(4,707,521)	-	(4,707,521)

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(78,378)	-	-	-	-	(78,378)	(78,378)

Total comprehensive loss	$(4,785,899)

BALANCE, December 31, 2010		$2,727,424	$6,500,396	$21,237,298	$(4,317,130)	$(328,835)	$25,819,153

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,707,521)	$(8,178,639)	$2,511,824
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	555,235	958,438	694,499
Impairment of goodwill	2,541,476	-	-
Provision for loan losses	7,291,000	14,898,898	3,498,000
Stock compensation expense	74,612	216,600	279,400
Gain on sales of securities	(1,698,136)	(399,754)	-
Loss (gain) on sales of foreclosed assets, loans, and other assets	1,448,508	1,627,168	(57,828)
Deferred income taxes	(1,012,915)	1,301,148	3,302,186
Changes in other operating assets and liabilities:
Net change in loans held for sale	(43,500)	582,000	(112,000)
Accrued interest receivable	194,219	250,392	636,886
Accrued interest payable	(174,599)	(118,226)	253,500
Other assets and liabilities	5,641,354	(5,089,681)	(7,509,166)

Net cash provided by operating activities	10,109,733	6,048,344	3,497,301

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	127,818,220	36,851,917	23,596,577
Securities held to maturity	40,111	33,532	30,594
Purchase of securities available for sale	(110,123,951)	(117,340,105)	(33,350,455)
Purchase of Federal Home Loan Bank stock	(93,700)	(41,700)	(275,900)
Loan originations and principal collections, net	37,003,774	18,247,178	(14,691,368)
Purchase of bank premises and equipment	(835,007)	(310,113)	(2,589,553)
Proceeds from sale of other real estate and other assets	7,094,142	4,119,884	1,357,027

Net cash provided by (used in) investing activities	60,903,589	(58,439,407)	(25,923,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(69,295,023)	78,158,890	13,333,498
Decrease in federal funds purchased and securities sold under agreements to repurchase	(1,996,513)	(9,468,361)	(5,770,109)
Proceeds from Federal Home Loan Bank advances	-	-	20,000,000
Repayment of Federal Home Loan Bank advances	(17,000,000)	-	-
Net (repayments) borrowings of other borrowings	(635,000)	1,100,000	4,150,000
Purchase of common stock	-	-	(633,049)
Payment of dividends	(34,463)	(1,094,651)	(1,773,022)
Issuance of preferred stock	2,727,424	-	-
Issuance of common stock	-	-	82,500

Net cash (used in) provided by financing activities	(86,233,575)	68,695,878	29,389,818

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,220,253)	16,304,815	6,964,041

CASH AND CASH EQUIVALENTS, beginning of year	38,202,205	21,897,390	14,933,349

CASH AND CASH EQUIVALENTS, end of year	$22,981,952	$38,202,205	$21,897,390

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$9,376,413	$11,307,609	$12,444,574
Cash paid during the period for taxes	500,000	180,350	738,886

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$10,645,773	$14,156,244	$2,915,414

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies of Cornerstone Bancshares, Inc. and subsidiary (Cornerstone) conform with United States generally accepted accounting principles (GAAP) and practices within the banking industry. The Financial Accounting Standards Board (FASB) has adopted the FASB Accounting Standards Codification (ASC) as the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants. The policies that materially affect financial position and results of operations are summarized as follows:

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

Goodwill:

Goodwill represents the excess of the cost of Cornerstone’s 1997 purchase of the net assets of the Bank of East Ridge over the underlying fair value of such net assets at the date of acquisition. Cornerstone applies the provisions of ASC Topic 350, “Intangibles-Goodwill and Other,” which requires that goodwill and other intangible assets deemed to have an indefinite life not be amortized. Goodwill is tested annually for impairment. If the carrying value of goodwill exceeds the fair value, a write-down is recorded. See Note 7 for further discussion regarding goodwill.

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

During 2010, management modified the application of its historical loss ratios relating to allowance for loan losses from a five-year historical loss ratio to a one-year historical loss ratio. Management determined that using one-year historical net charge-off percentages within their general reserve more accurately reflects current trends of losses inherent in the general loan portfolio. The impact on the consolidated financial statements was an increase to provision for loan losses and related allowance for loan losses of approximately $2,000,000.

Significant group concentrations of credit risk:

Most of Cornerstone’s activities are with customers located in middle and eastern Tennessee. The types of securities that Cornerstone invests in are included in Note 4. The types of lending Cornerstone engages in are included in Note 5. Cornerstone does not have any significant concentrations to any one industry or customer.

Commercial real estate, including commercial construction loans, represented 52 percent of the loan portfolio at December 31, 2010, and 57 percent of the loan portfolio at December 31, 2009.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

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

Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Realized gains and losses on securities available for sale are included in other income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined using the specific-identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

The Bank conducts a regular assessment of its securities portfolio to determine whether any are other-than-temporarily impaired. In estimating other-than-temporary impairment losses, management considers, among other factors, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Bank to retain its investment for a period of time sufficient to allow for any anticipated recovery. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 1.	Summary of Significant Accounting Policies (continued)

Loans: (continued)

All interest accrued but not collected for loans that are charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A troubled-debt restructuring (TDR) is a loan that the Bank has granted a concession to the borrower, which would not otherwise be considered due to the borrower experiencing financial difficulty. If a loan is in nonaccrual status before it is determined to be a TDR, then the loan remains in nonaccrual status. TDR loans in nonaccrual status may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. When the Bank modifies the terms of an existing loan that is not considered a TDR, the Bank accounts for the loan modification as a new loan if the terms of the new loan resulting from the refinancing or restructuring are at least as favorable to the Bank as the terms for comparable loans to other customers with similar risk characteristics who are not undergoing a refinancing or restructuring and the modifications are more than minor.

Allowance for loan losses:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s quarterly review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Cornerstone does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 1.	Summary of Significant Accounting Policies (continued)

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

Securities sold under agreements to repurchase:

Cornerstone enters into sales of securities under agreements to repurchase identical securities the next day. Securities sold under agreements to repurchase amounted to $24,325,372 at December 31, 2010, mature on a daily basis and are secured by securities available for sale with a fair value of approximately $28,067,000.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 1.	Summary of Significant Accounting Policies (continued)

Income taxes:

Cornerstone accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740. The income tax accounting guidance results in two components of income tax expense – current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss. Cornerstone determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities. Cornerstone’s deferred taxes relate primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Cornerstone files consolidated income tax returns with its subsidiary. With few exceptions, Cornerstone is no longer subject to tax examinations by tax authorities for years before 2007.

Cornerstone recognizes deferred tax assets if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. Cornerstone follows the statutory requirements for its income tax accounting and generally avoids risks associated with potentially problematic tax positions that may be challenged upon examination. Cornerstone recognizes interest and penalties on income taxes as a component of income tax expense.

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

Advertising costs:

Cornerstone expenses all advertising costs as incurred. Advertising expense was $79,790, $97,734, and $92,252, for the years ended December 31, 2010, 2009 and 2008, respectively.

Statements of cash flows:

Cornerstone considers all cash and amounts due from depository institutions, interest-bearing deposits at other financial institutions, and federal funds sold to be cash equivalents for purposes of the statements of cash flows.

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

Segment reporting:

ASC Topic 280, “Segment Reporting,” provides for the identification of reportable segments on the basis of distinct business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). ASC Topic 280 permits aggregation or combination of segments that have similar characteristics. In Cornerstone’s operations, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Further, the results of Eagle for 2010, 2009 and 2008 were not significant for separate disclosure. Accordingly, Cornerstone’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 1.	Summary of Significant Accounting Policies (continued)

Earnings per common share:

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Cornerstone relate solely to outstanding stock options, and are determined using the treasury stock method.

Variable interest entities:

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE must be consolidated by Cornerstone if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. At December 31, 2010, Cornerstone has an investment in Appalachian Fund for Growth II Partnership that qualifies as an unconsolidated VIE.

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

Note 2.	Preferred Stock

During 2010, Cornerstone initiated a preferred stock offering. The offering period is scheduled to end on June 30, 2011. Specifics of the preferred stock offering are as follows:

•	Issuance of up to 600,000 shares of Series A Convertible Preferred Stock at a price of $25.00 per share.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 2.	Preferred Stock (continued)

•
The annual cash dividend on each share of Series A Preferred Stock is $2.50, which is equal to 10% of the original issue price of $25.00 per share, and is payable quarterly in arrears, if, as and when declared on the 15th day of February, May, August and November that immediately follows the end of the dividend period to which such dividends relate. Any dividend payable on shares of Series A Preferred Stock that is not declared by our board of directors or paid will accumulate.

•
Each share of Series A Preferred Stock will be convertible at the shareholder’s option at any time into five (5) shares of our common stock reflecting an initial conversion price of $5.00 per share of common stock. The shares of Series A Preferred Stock are also convertible at Cornerstone’s option, in whole or in part, into shares of Cornerstone’s common stock at the conversion rate, at any time on or after July 31, 2015 if the closing price of Cornerstone’s common stock equals or exceeds 150% of the conversion price on each of the thirty (30) consecutive trading days immediately preceding the date Cornerstone gives notice of its election to so convert.

On October 28, 2010, Cornerstone announced a preferred stock dividend of $0.625 per share payable to preferred shareholders on record as of October 15, 2010 with a payment date of November 15, 2010. The amount of the dividend totaled $34,463.

Note 3.	Restrictions on Cash and Due From Banks

The Bank is required to maintain balances on hand or with the Federal Reserve Bank based on a percentage of deposits. At December 31, 2010 and 2009, these reserve balances were approximately $632,000 and $1,011,000, respectively.

Note 4.	Securities

Securities have been classified in the balance sheet according to management’s intent as either securities held to maturity or securities available for sale. The amortized cost and approximate fair value of securities at December 31, 2010 and 2009, are as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
Debt securities available for sale:
U.S. Government agencies	$4,571,444	$15,635	$-	$4,587,079

State and municipal securities	20,868,771	191,429	(323,988)	20,736,212

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	18,747,272	130,609	(24,856)	18,853,025

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	64,575,092	135,479	(636,453)	64,074,118

	$108,762,579	$473,152	$(985,297)	$108,250,434

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$95,702	$2,686	$-	$98,388

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 4.	Securities (continued)

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

Debt securities available for sale:
U.S. Government agencies	$4,772,461	$4,703	$(3,144)	$4,774,020

State and municipal securities	16,660,518	268,343	(173,221)	16,755,640

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	53,207,225	217,897	(698,355)	52,726,767

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	49,956,882	77,852	(74,286)	49,960,448

Other	203,961	-	(5,518)	198,443

	$124,801,047	$568,795	$(954,524)	$124,415,318

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$135,246	$1,193	$(377)	$136,062

U.S. Government sponsored agencies include entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

At December 31, 2010 and 2009, securities with a carrying value of approximately $17,262,000 and $22,835,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

At December 31, 2010 and 2009, the carrying amount of securities pledged to secure repurchase agreements was approximately $28,067,000 and $47,002,000, respectively.

At December 31, 2010 and 2009, securities with a carrying value of approximately $50,317,000 and $54,380,000, respectively, were pledged to the Federal Home Loan Bank as collateral for the Bank’s borrowings.

At December 31, 2010, the Bank had pledged securities with a carrying amount of approximately $4,191,000 to other financial institutions as collateral for federal funds purchased. At December 31, 2009, the Bank had no securities pledged to other financial institutions as collateral for federal funds purchased.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 4.	Securities (continued)

The amortized cost and fair value of securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$-	$-
Due from one year to five years	599,399	609,291	-	-
Due from five years to ten years	4,455,540	4,569,681	-	-
Due after ten years	20,385,276	20,144,319	-	-

	25,440,215	25,323,291	-	-

Mortgage-backed securities	83,322,364	82,927,143	95,702	98,388

	$108,762,579	$108,250,434	$95,702	$98,388

For the year ended December 31, 2010, there were available for sale securities sold with proceeds totaling $85,186,273 which resulted in gross gains and losses realized of $1,699,276 and $1,140, respectively. For the year ended December 31, 2009, there were available for sale securities sold with proceeds totaling $18,951,608 which resulted in gross gains and losses realized of $414,193 and $14,439, respectively. There were no sales of securities available for sale for the year ended December 31, 2008.

The following tables present gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, at December 31, 2010 and 2009:

	As of December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities available for sale:
State and municipal securities	$6,110,458	$(154,802)	$6,440,892	$(169,186)	$12,551,350	$(323,988)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	5,647,347	(24,856)	-	-	5,647,347	(24,856)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	34,694,782	(636,453)	-	-	34,694,782	(636,453)

	$46,452,587	$(816,111)	$6,440,892	$(169,186)	$52,893,479	$(985,297)

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 4.	Securities (continued)

	As of December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities available for sale:
U.S. Governmental agencies	$971,400	$(3,144)	$-	$-	$971,400	$(3,144)

State and municipal securities	8,222,297	(159,907)	734,848	(13,314)	8,957,145	(173,221)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	40,492,722	(698,343)	5,516	(12)	40,498,238	(698,355)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	22,538,122	(74,286)	-	-	22,538,122	(74,286)

Other	-	-	198,443	(5,518)	198,443	(5,518)

	$72,224,541	$(935,680)	$938,807	$(18,844)	$73,163,348	$(954,524)

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$48,767	$(70)	$25,594	$(307)	$74,361	$(377)

Upon acquisition of a security, Cornerstone determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, Cornerstone uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, Cornerstone uses the debt and equity securities impairment model. Cornerstone conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. Cornerstone does not have any securities that have been classified as other-than-temporarily-impaired at December 31, 2010.

At December 31, 2010, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

State and municipal securities: At December 31, 2010, 29 investments in obligations of state and municipal securities had unrealized losses. Cornerstone believes the unrealized losses on those investments were caused by the interest rate environment and does not relate to the underlying credit quality of the issuers. Because the Company has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 4.	Securities (continued)

Mortgage-backed securities: At December 31, 2010, 12 investments in residential mortgage-backed securities had unrealized losses. This impairment is believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because Cornerstone does not intend to sell the investments and it is not more likely than not that Cornerstone will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Cornerstone does not deem those investments to be other-than-temporarily impaired at December 31, 2010.

Note 5.	Loans and Allowance for Loan Losses

At December 31, 2010 and 2009, the Bank's loans consist of the following (in thousands):

	2010	2009
Commercial real estate-mortgage:
Owner-occupied	$64,971	$77,350
All other	64,060	75,960
Consumer real estate-mortgage	71,878	70,976
Construction and land development	29,848	47,651
Commercial and industrial	51,160	60,560
Consumer and other	3,330	4,195
Total loans	285,247	336,692
Less: Allowance for loan losses	(9,132)	(5,905)

Loans, net	$276,115	$330,787

	2010	2009	2008

An analysis of the allowance for loan losses follows:

Balance, beginning of year	$5,905,054	$9,618,265	$13,710,109

Provision charged to operations	7,291,000	14,898,898	3,498,000
Charge-offs	(4,688,054)	(19,095,793)	(7,978,767)
Recoveries	624,171	483,684	388,923

Balance, end of year	$9,132,171	$5,905,054	$9,618,265

Cornerstone follows the loan impairment accounting guidance in ASC Topic 310. A loan is considered impaired when, based on current information and events, it is probable that Cornerstone will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in interest rates, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collections.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 5.	Loans and Allowance for Loan Losses (continued)

The composition of loans by loan classification for impaired and performing loans at December 31, 2010 is summarized in the table below (in thousands):

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$119,084	$61,455	$27,774	$50,492	$3,279	$262,084
Impaired loans	9,947	10,423	2,074	668	51	23,163
Total	$129,031	$71,878	$29,848	$51,160	$3,330	$285,247

The following table shows the allowance for loan losses allocation by loan classification for impaired and performing loans as of December 31, 2010 (in thousands):

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Allowance related to:
Performing loans	$887	$691	$3,178	$588	$48	$5,392
Impaired loans	906	2,420	60	337	17	3,740
Total	$1,793	$3,111	$3,238	$925	$65	$9,132

The following table details the changes in the allowance for loan losses during December 31, 2010 by loan classification (in thousands):

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Balance, beginning of year	$1,189	$719	$3,179	$786	$32	$5,905
Charge-offs	(2,309)	(562)	(1,260)	(443)	(114)	(4,688)
Recoveries	213	54	19	282	56	624
Provision charged to operations	2,700	2,900	1,300	300	91	7,291
Balance, end of year	$1,793	$3,111	$3,238	$925	$65	$9,132

Credit quality indicators:

Federal regulations require us to review and classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When we classify an asset as substandard or doubtful, we may establish a specific allowance for loan losses.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 5.	Loans and Allowance for Loan Losses (continued)

The following table outlines the amount of each loan classification and the amount categorized into each risk rating as of December 31, 2010 (in thousands):

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$97,692	$49,974	$24,401	$41,963	$3,215	$217,245
Special mention	19,289	3,786	2,121	7,405	54	32,655
Substandard	2,103	7,695	1,252	1,124	10	12,184
Substandard-impaired	9,947	10,423	2,074	668	51	23,163
	$129,031	$71,878	$29,848	$51,160	$3,330	$285,247

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following table presents summary information pertaining to impaired loans by loan classification as of December 31, 2010 (in thousands):

	Unpaid
	Principal	Related	Average
	Balance	Allowance	Investment
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$1,663	$-	$2,747
Consumer real estate – mortgage	998	-	776
Construction and land development	1,793	-	1,526
Commercial and industrial	70	-	782
Consumer and other	2	-	1
Total	$4,526	$-	$5,832

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$8,284	$906	$8,494
Consumer real estate – mortgage	9,425	2,420	8,968
Construction and land development	281	60	2,674
Commercial and industrial	598	337	1,060
Consumer and other	49	17	178
Total	$18,637	$3,740	$21,374

Total impaired loans	$23,163	$3,740	$27,206

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 5.	Loans and Allowance for Loan Losses (continued)

At December 31, 2010 and 2009, information pertaining to impaired loans is as follows (in thousands):

	December 31,
	2010	2009

Impaired loans without a valuation allowance	$4,526	$7,138
Impaired loans with a valuation allowance	18,637	23,957

Total impaired loans	$23,163	$31,095

Valuation allowance related to impaired loans	$3,740	$2,145

	Years Ended December 31,
	2010	2009	2008

Average investment in impaired loans	$27,206	$28,555	$10,891

Interest income recognized on impaired loans	$943	$1,601	$966

Interest income recognized on a cash basis on impaired loans	$-	$-	$-

Included in impaired loans are troubled debt restructurings that are classified as impaired. At December 31, 2010 and 2009, the Bank has loans of approximately $7,006,000 and $2,312,000, respectively, that were modified in troubled debt restructurings and impaired. At December 31, 2010, there were $948 thousand of accruing restructured loans that remain in a performing status.

The following table presents an aged analysis of past due loans as of December 31, 2010 (in thousands):

	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$985	$-	$618	$1,603	$63,368	$64,971
All other	203	-	7,808	8,011	56,049	64,060
Consumer real estate-mortgage	631	-	5,114	5,745	66,133	71,878
Construction and land development	317	-	-	317	29,531	29,848
Commercial and industrial	116	-	75	191	50,969	51,160
Consumer and other	54	-	18	72	3,258	3,330
Total	$2,306	$-	$13,633	$15,939	$269,308	$285,247

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 5.	Loans and Allowance for Loan Losses (continued)

At December 31, 2009, information pertaining to past due and nonaccrual loans is as follows (in thousands):

Loans past due over 90 days still on accrual	$-
Loans on nonaccrual	7,360

Total past due loans	$7,360

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. Annual activity of these related party loans were as follows:

	2010	2009

Beginning balance	$190,041	$189,673

New loans	540,444	65,196
Repayments	(64,149)	(64,828)

Ending balance	$666,336	$190,041

Note 6.	Bank Premises and Equipment

A summary of bank premises and equipment at December 31, 2010 and 2009, is as follows:
	2010	2009

Land	$3,711,003	$3,315,050
Buildings and improvements	4,806,209	4,578,792
Furniture, fixtures and equipment	3,653,710	4,414,075

	12,170,922	12,307,917
Accumulated depreciation	(4,123,552)	(4,209,858)
	$8,047,370	$8,098,059

Depreciation expense for the years ended December 31, 2010, 2009 and 2008, amounted to $513,468, $670,054, and $588,490, respectively.

Certain bank facilities and equipment are leased under various operating leases. Total rent expense on these leases for the years ended December 31, 2010, 2009 and 2008, was $423,580, $426,861, and $386,714, respectively.

Future minimum rental commitments under non-cancelable leases are as follows:

2011	$367,176
2012	345,317
2013	342,083
2014	342,083
2015	230,202
Thereafter	128,605

Total	$1,755,466

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 7.	Goodwill

The changes in the carrying amounts of goodwill are as follows:
	2010	2009
Balance, beginning of year	$2,541,476	$2,541,476

Goodwill acquired	-	-
Goodwill impairment	2,541,476	-

Balance, end of year	$-	$2,541,476

Cornerstone’s policy is to assess goodwill for impairment on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount as required by authoritative accounting guidance. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The impairment testing is a two-step process. Step one compares the fair value of the reporting unit to the carrying value. If the fair value is below the carrying value, step two is performed. Step two involves a process similar to business combination accounting in which fair value is assigned to all assets, liabilities and other (non-goodwill) intangibles. The result of step two is the implied fair value of goodwill. If the implied fair value of goodwill is below the recorded goodwill amount, an impairment charge is recorded for the difference.

Cornerstone performed its annual impairment analysis in December 2010. ASC Topic 350, “Intangibles-Goodwill and Other,” states that the fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement, if available. Cornerstone obtained published information on the market price to book value and market price to tangible book value for other financial institutions located in Tennessee and Georgia, financial institutions in the southeastern region of the United States, and recently completed merger and acquisition transactions. This information was compared to Cornerstone’s market price to book value and market price to tangible book value. Based on this testing, step two analysis was required.

The results from the impairment analysis led management and the board of directors to conclude that Cornerstone’s goodwill was fully impaired as of December 31, 2010. The impairment amount of $2,541,476 was recorded in noninterest expenses in the Consolidated Statements of Operations. The impairment was primarily a result of the continuing economic downturn and its implications on entity valuations. Finally, Cornerstone’s goodwill was originally recorded as a non-taxable stock purchase. Therefore, the $2,541,476 goodwill impairment is not deductible for taxes and thus no tax benefit was recognized.

Note 8.	Time and Related-Party Deposits

At December 31, 2010, the scheduled maturities of time deposits are as follows (in thousands):

2011	$143,613
2012	85,965
2013	9,379
2014	2,897
2015	5,286
Thereafter	451

Total	$247,591

Deposits from related parties held by the Bank at December 31, 2010 and 2009, amounted to approximately $792,000 and $564,000, respectively.

As of December 31, 2010 and 2009, certificates of deposit equal to or greater than $100,000 amounted to approximately $113,965,000 and $91,064,000, respectively.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 9.	Income Taxes

Cornerstone files consolidated income tax returns with its subsidiary. Under the terms of a tax-sharing agreement, the subsidiary’s allocated portion of the consolidated tax liability is computed as if they were reporting income and expenses to the Internal Revenue Service as a separate entity.

Income tax expense in the consolidated statements of income for the years ended December 31, 2010, 2009 and 2008, consists of the following:

	2010	2009	2008

Current tax expense (benefit)	$(522,382)	$(6,637,188)	$(2,005,644)
Deferred tax expense (benefit) related to:
Allowance for loan losses	(1,030,423)	1,241,231	3,158,858
Other	17,508	59,917	143,328

Income tax expense (benefit)	$(1,535,297)	$(5,336,040)	$1,296,542

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory federal income tax rates. These differences are reconciled as follows:

	2010	2009	2008

Expected tax at statutory rates	$(2,122,558)	$(4,594,991)	$1,294,844
(Decrease) increase resulting from tax effect of:
State income taxes, net of federal tax benefit	(267,817)	(579,780)	163,379
New market tax credits	(112,500)	(150,000)	(150,000)
Impairment of goodwill	973,131	-	-
Other	(5,553)	(11,269)	(11,681)

Income tax expense (benefit)	$(1,535,297)	$(5,336,040)	$1,296,542

The components of the net deferred tax asset, included in other assets, are as follows:

	2010	2009
Deferred tax assets:
Deferred compensation	$115,296	$118,724
Deferred loan fees	23,364	29,866
Allowance for loan losses	1,725,125	694,702
Net unrealized loss on securities available for sale	183,311	135,272

	2,047,096	978,564

Deferred tax liabilities:
Depreciation	130,145	121,420
Life insurance	204,386	199,077
Other	4,352	10,808

	338,883	331,305

Net deferred tax asset	$1,708,213	$647,259

ASC Topic 740, “Income Taxes,” clarifies the accounting for uncertainty in tax positions. ASC Topic 740 requires that Cornerstone recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Cornerstone recognized no interest and penalties assessed by taxing authorities on any underpayment of income tax for 2010, 2009 or 2008.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 10.	Federal Home Loan Bank Advances and Other Borrowings

The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide advances to the Bank in an amount up to approximately $60,000,000. All of the Bank’s loans secured by first mortgages on 1-4 family residential, multi-family properties and commercial properties are pledged as collateral for these advances. Additionally, the Bank has pledged securities with a carrying amount of approximately $50,317,000 as of December 31, 2010.

At December 31, 2010 and 2009, FHLB advances consist of the following:

	2010	2009

Long-term advance dated December 27, 2000, requiring monthly interest payments, fixed at 5.00% until conversion option is exercised, principal due in December 2010	$-	$2,000,000

Long-term advance dated February 9, 2005, requiring monthly interest payments, fixed at 3.86%, convertible on February 2010, principal due in February 2015	5,000,000	5,000,000

Long-term advance dated May 14, 2007, requiring monthly interest payments, fixed at 4.78%, with a put option exercisable in November 2007 and then quarterly thereafter, principal due in May 2010	-	5,000,000

Long-term advance dated December 6, 2007, requiring monthly interest payments, fixed at 3.87%, until maturity, principal due in December 2010	-	5,000,000

Long-term advance dated June 26, 2008, requiring monthly interest payments, fixed at 3.64%, until maturity, principal due in July 2010	-	5,000,000

Long-term advance dated July 2, 2008, requiring monthly interest payments, fixed at 3.85%, until maturity, principal due in July 2011	5,000,000	5,000,000

Long-term advance dated January 22, 2008, requiring monthly interest payments, fixed at 3.59%, until maturity, principal due in January 2013	5,000,000	5,000,000

Long-term advance dated May 11, 2007, requiring monthly interest payments, fixed at 4.66%, with a put option exercisable in February 2008 and then quarterly thereafter, principal due in May 2011	5,000,000	5,000,000

Long-term advance dated May 15, 2007, requiring monthly interest payments, fixed at 4.58%, with a put option exercisable in May 2008 and then quarterly thereafter, principal due in May 2012	5,000,000	5,000,000

Long-term advance dated August 1, 2007, requiring monthly interest payments, fixed at 4.50%, with a put option exercisable in July 2008 and then quarterly thereafter, principal due in August 2013	5,000,000	5,000,000

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 10.	Federal Home Loan Bank Advances and Other Borrowings (continued)

	2010	2009

Long-term advance dated August 13, 2007, requiring monthly interest payments, fixed at 4.43%, with a put option exercisable in February 2009 and then quarterly thereafter, principal due in August 2014	$5,000,000	$5,000,000

Long-term advance dated January 7, 2008, requiring monthly interest payments, fixed at 3.52% with a put option exercisable in January 2011 and then quarterly thereafter, principal due in January 2015	5,000,000	5,000,000

Long-term advance dated January 20, 2006, requiring monthly interest payments, fixed at 4.18%, with a put option exercisable in January 2009 and then quarterly thereafter, principal due in January 2016	5,000,000	5,000,000

Long-term advance dated January 10, 2007, requiring monthly interest payments, fixed at 4.25%, with a put option exercisable in January 2008 and then quarterly thereafter, principal due in January 2017	5,000,000	5,000,000

	$50,000,000	$67,000,000

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

Cornerstone had an $8,500,000 line of credit with Silverton Bank (subsequently known as Silverton Bridge Bank, N.A.) that was secured by 100% of the Bank’s common stock. During March 2009, the line of credit matured and was reworked into two loans, a $4,350,000 amortizing term loan and a $1,000,000 revolving line of credit. These loans continue to be secured by 100% of the Bank’s common stock and bear interest at the greater of Prime plus 3% or 6.25%. The first loan requires semi-annual principal payments of $435,000 beginning July 2010, quarterly interest payments beginning April 2010, and final payment of outstanding principal and accrued interest due July 2014. The second loan requires quarterly payment of principal of $50,000 plus accrued interest beginning January 2010, and final payment of outstanding principal and accrued interest due April 1, 2011. Borrowings outstanding under these agreements were $4,715,000 and $5,350,000 at December 31, 2010 and 2009, respectively.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 10.	Federal Home Loan Bank Advances and Other Borrowings (continued)

During 2010, Midland Loan Services began servicing these two loans for the Federal Deposit Insurance Corporation (FDIC). Both of these loans contain certain compliance covenants which have been waived through December 31, 2010. Due to the increased nonperforming assets of the Bank and capital reductions due to net losses of both Cornerstone and the Bank, Cornerstone was not in compliance with several of the covenants on the loans at December 31, 2010. The covenants include stated minimum or maximum target amounts for Cornerstone’s capital levels, the Bank’s capital levels, nonperforming asset levels at the Bank and the ability of Cornerstone to meet the required annual debt service requirements, which are computed on a rolling quarter average. During March 2011, the FDIC waived the covenant compliance requirements for these loans through December 31, 2011, granted that all payments for both loans are made in accordance with the aforementioned repayment schedules.

The primary source of liquidity for Cornerstone is the payment of dividends from the Bank. As of December 31, 2010, the Bank was under a dividend restriction that requires regulatory approval prior to the payment of a dividend from the Bank to Cornerstone.

At December 31, 2010, scheduled maturities of the Federal Home Loan Bank advances and other borrowings are as follows:

2011	$11,670,000
2012	5,870,000
2013	10,870,000
2014	6,305,000
2015	10,000,000
Thereafter	10,000,000

Total	$54,715,000

Note 11.	Employee Benefit Plans

401(k) plan:

Cornerstone has a 401(k) employee benefit plan covering substantially all employees that have completed at least 30 days of service and met minimum age requirements. Cornerstone’s contribution to the plan is discretionary. Cornerstone elected not to make a contribution to the plan for 2010 and 2009. Cornerstone’s contribution to the plan was $87,408 for 2008.

Employee Stock Ownership Plan:

Cornerstone has a non-leveraged employee stock ownership plan (ESOP) to which Cornerstone makes 100% of the contributions for purchasing Cornerstone’s common stock, and allocates the contributions among the participants based on regulatory guidelines. Cornerstone’s contribution is discretionary, as determined by the Compensation Committee. Employer contributions are available to all employees after 1,000 hours of service. There are certain age and years-of-service requirements before contributions can be made for the benefit of the employee. The ESOP plan also provides for a three year 100% vesting requirement; therefore, employees terminating employment before their third anniversary date will forfeit their accrued benefit under the ESOP. The forfeiture will be re-allocated among the remaining ESOP participants. No contributions were made to the ESOP in 2010 or 2009. Cornerstone made a contribution of $166,347 in 2008.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 12.	Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2010 and 2009, undisbursed loan commitments aggregated approximately $28,774,000 and $42,287,000, respectively. In addition, there were outstanding standby letters of credit totaling approximately $3,539,000 and $3,708,000, respectively.

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

The Bank incurred insignificant losses on its commitments during 2010, 2009 and 2008.

Note 13.	Fair Value Disclosures

Cornerstone uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with ASC Topic 820, “Fair Value Measurements and Disclosures,” the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 13.	Fair Value Disclosures (continued)

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at December 31, 2010 and 2009.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010 and 2009, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 13.	Fair Value Disclosures (continued)

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

Foreclosed assets:

Foreclosed assets, consisting of properties obtained through foreclosure or in satisfaction of loans, is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustment to the fair value are recorded as a component of foreclosed assets, net expense. Foreclosed assets are included in Level 2 of the valuation hierarchy.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 13.	Fair Value Disclosures (continued)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Debt securities available for sale:

U.S. Government agencies	$4,587,079	$-	$4,587,079	$-
State and municipal securities	20,736,212	-	20,736,212	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	18,853,025	-	18,853,025	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	64,074,118	-	64,074,118	-

Total securities available for sale	$108,250,434	$-	$108,250,434	$-

Cash surrender value of life insurance	$1,113,824	$-	$1,113,824	$-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Debt securities available for sale:

U.S. Government agencies	$4,774,020	$-	$4,774,020	$-
State and municipal securities	16,755,640	-	16,755,640	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	52,726,767	-	52,726,767	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	49,960,448	-	49,960,448	-
Other	198,443	-	198,443	-

Total securities available for sale	$124,415,318	$-	$124,415,318	$-

Cash surrender value of life insurance	$1,100,874	$-	$1,100,874	$-

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 13.	Fair Value Disclosures (continued)

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at December 31, 2010 and 2009, for which a nonrecurring change in fair value was recorded.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$14,897,633	$-	$14,897,633	$-
Foreclosed assets	12,808,838	-	12,808,838	-
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$21,811,211	$-	$21,811,211	$-
Foreclosed assets	10,327,297	-	10,327,297	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at December 31, 2010 and 2009. Losses derived from Level 2 inputs were calculated by models incorporating significant observable market data.

The carrying amount and estimated fair value of the Cornerstone's financial instruments at December 31, 2010 and 2009, are as follows (in thousands):

	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$22,982	$22,982	$38,202	$38,202
Securities	108,346	108,349	124,551	124,551
Federal Home Loan Bank stock	2,323	2,323	2,229	2,229
Loans, net	276,115	277,796	330,787	331,456
Cash surrender value of life insurance	1,114	1,114	1,101	1,101
Accrued interest receivable	1,326	1,326	1,521	1,521

Liabilities:
Noninterest-bearing demand deposits	28,980	28,980	41,972	41,972
Interest-bearing demand deposits	24,834	24,834	26,533	26,533
Savings deposits and money market accounts	34,042	34,042	31,030	31,030
Time deposits	247,591	249,990	305,207	307,596
Federal funds purchased and securities sold under agreements to repurchase	24,325	24,325	26,322	26,322
Federal Home Loan Bank advances and other borrowings	54,715	54,715	72,350	72,350
Accrued interest payable	177	177	351	351

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 14.	Contingencies

The Bank is involved in certain claims arising from normal business activities. Management believes that the impact of those claims are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or Cornerstone’s consolidated financial position, results of operations or cash flows.

Note 15.	Stock Option Plans

Cornerstone has stock option plans which are more fully described below. For the years ended December 31, 2010, 2009 and 2008, Cornerstone recognized $74,612, $216,600 and $279,400, respectively, in compensation expense for all stock options.

No options were awarded during 2010. For the years ended December 31, 2009 and 2008, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2009	2008

Dividend yield	2.97%	1.47%
Expected life	7.0 years	8.0 years
Expected volatility	38.74%	20.27%
Risk-free interest rate	2.69%	4.22%

The expected volatility is based upon historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on Cornerstone’s history and expectation of dividend payouts.

Board of Directors plan:

Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of common stock. Only non-qualified stock options may be granted under the Plan. In addition, members of the Board of Directors can be issued options under the Cornerstone 2002 Long-Term Incentive Plan to purchase up to 1,200,000 shares of Cornerstone stock. The options available for issuance to Board members under the 2002 Long-Term Incentive Plan are shared with officers and employees of Cornerstone. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years, at which point they expire. Vesting for options granted during 2008 and 2009, are 50% on each of the first and second anniversary of the grant date with full vesting occurring at the second anniversary date. At December 31, 2010, the total remaining compensation cost to be recognized on non-vested options is approximately $10,500. An analysis of this stock option plan is presented in the following table:

	Years Ended December 31,
	2010			2009		2008
		Average	Aggregate		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value(1)	Shares	Price	Shares	Price

Outstanding at beginning of year	100,250	$9.42		81,800	$10.73	69,000	$11.23

Granted	-	-		20,500	3.65	12,800	7.99

Exercised	-	-		-	-	-	-

Forfeited	-	-		(2,050)	3.65	-	-

Outstanding at end of year	100,250	$9.42	$-	100,250	$9.42	81,800	$10.73

Options exercisable at year-end	91,025	$10.01	$-	75,400	$10.96	64,500	$10.95

Weighted-average fair value of options granted during the year	$-				$1.13		$2.23

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 15.	Stock Option Plans (continued)

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on changes in the market value of Cornerstone's stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options outstanding at December 31, 2010, is as follows:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$5.44	16,000	3.2 Years	$5.44	16,000	$5.44
9.23	8,000	4.2 Years	9.23	8,000	9.23
13.25	36,000	5.2 Years	13.25	36,000	13.25
15.25	9,000	6.2 Years	15.25	9,000	15.25
7.99	12,800	7.2 Years	7.99	12,800	7.99
3.65	18,450	8.2 Years	3.65	9,225	3.65

Outstanding at end of year	100,250	5.7 Years	$9.42	91,025	$10.01

Information pertaining to non-vested options for the year ended December 31, 2010, is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested options, December 31, 2009	24,850	$4.77
Granted	-	-
Vested	(15,625)	5.09
Forfeited	-	-

Non-vested options, December 31, 2010	9,225	$3.65

The total fair value of shares that vested during 2010 was approximately $34,000.

Officer and Employee Plans:

Cornerstone has two stock option plans, the 1996 Cornerstone Statutory and Non-statutory Option Plan and the Cornerstone 2002 Long-Term Incentive Plan, under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 220,000 and 1,200,000 shares, respectively, of Cornerstone’s common stock. The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant. The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary of the grant date. These options expire ten years from the grant date. At December 31, 2010, the total remaining compensation cost to be recognized on non-vested options is approximately $200,000. An analysis of the activity for each of the years ending December 31, 2010, 2009 and 2008, for this stock option plan follows:

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 15.	Stock Option Plans (continued)

Officer and Employee Plans: (continued)
	Years Ended December 31,
	2010			2009		2008
		Average	Aggregate		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value(1)	Shares	Price	Shares	Price

Outstanding at beginning of year	799,675	$6.18		755,425	$6.63	715,075	$6.52

Granted	-	-		115,850	3.65	71,500	7.99

Exercised	-	-		-	-	(22,000)	3.75

Forfeited	(278,775)	6.90		(71,600)	6.77	(9,150)	13.34

Outstanding at end of year	520,900	$5.79	$-	799,675	$6.18	755,425	$6.63

Options exercisable at year-end	385,270	$5.88	$-	592,648	$5.69	549,516	$4.87

Weighted-average fair value of options granted during the year	$-			$1.13		$2.23

(1)
The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on changes in the market value of Cornerstone's stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Information pertaining to options outstanding at December 31, 2010, is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$3.25 - $3.63	182,600	0.8 Years	$3.48	182,600	$3.48
5.44	96,640	3.2 Years	5.44	96,640	5.44
9.23	57,910	4.2 Years	9.23	57,910	9.23
13.25	21,000	5.2 Years	13.25	21,000	13.25
15.25	14,450	6.2 Years	15.25	8,670	15.25
15.20	2,750	6.3 Years	15.20	1,650	15.20
7.99	56,000	7.2 Years	7.99	16,800	7.99
3.65	89,550	8.2 Years	3.65	-	-

Outstanding at end of year	520,900	4.0 Years	$5.79	385,270	$5.88

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 15.	Stock Option Plans (continued)

Information pertaining to non-vested options for the year ended December 31, 2010, is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested options, December 31, 2009	207,027	$7.57
Granted	-	-
Vested	(58,203)	12.08
Forfeited	(13,194)	8.86

Non-vested options, December 31, 2010	135,630	$5.49

The total fair value of shares that vested during 2010 was approximately $125,000.

Note 16.	Liquidity and Capital Resources

Cornerstone’s primary source of funds with which to pay its future obligations is the receipt of dividends from its subsidiary Bank. Banking regulations provide that the Bank must maintain capital sufficient to enable it to operate as a viable institution and, as a result, has limited the amount of dividends the Bank may pay without prior approval.

Note 17.	Consent Order

Following the issuance of a written report by the Federal Deposit Insurance Corporation (“FDIC”) and the Tennessee Department of Financial Institutions (“TDFI”) concerning their joint examination of the Bank in October 2009, the Bank entered into a consent order with the FDIC on April 2, 2010 and a written agreement with the TDFI on April 8, 2010, each concerning areas of the Bank’s operations identified in the report as warranting improvement and presenting substantially similar plans for making those improvements. The consent order and written agreement, which we collectively refer to as the “Action Plans”, convey specific actions needed to address certain findings from the joint examination and to address our current financial condition. The Action Plans contain a list of strict requirements ranging from a capital directive, which requires us to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which we will be subject to limitations on the maximum interest rates we can pay on deposit accounts. The Action Plans also contain restrictions on future extensions of credit and requires the development of various programs and procedures to improve our asset quality as well as routine reporting on our progress toward compliance with the Action Plans to the Board of Directors, the FDIC and the TDFI. Finally, as of April 2, 2010, the date of the consent order, the Bank was deemed to be “adequately capitalized.” The adequately capitalized classification is the result of the Bank receiving a formal enforcement action which prohibits a Bank from being classified as “well-capitalized” regardless of its capital ratios. Therefore, the Bank can not be classified as “well capitalized” until the Action Plans are lifted by the FDIC and the TDFI.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 18.	Minimum Regulatory Capital Requirements

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

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

Cornerstone’s and the Bank's actual capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

			Minimum		Minimum Capital
			Capital		Requirements per
	Actual		Requirements		the Action Plans
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total capital to risk-weighted assets:
Consolidated	$27,477	9.3%	$23,572	8.0%	N/A	N/A
Cornerstone Community Bank	29,592	10.1%	23,534	8.0%	35,301	12.0%

Tier 1 capital to risk-weighted assets:
Consolidated	23,727	8.1%	11,786	4.0%	N/A	N/A
Cornerstone Community Bank	25,882	8.8%	11,767	4.0%	29,418	10.0%

Tier 1 capital to average assets:
Consolidated	23,727	5.2%	18,111	4.0%	N/A	N/A
Cornerstone Community Bank	25,882	5.8%	17,995	4.0%	35,990	8.0%

As of December 31, 2009:
Total capital to risk-weighted assets:
Consolidated	$29,472	8.3%	$28,556	8.0%	N/A	N/A
Cornerstone Community Bank	33,963	9.5%	28,532	8.0%	N/A	N/A

Tier 1 capital to risk-weighted assets:
Consolidated	24,992	7.0%	14,278	4.0%	N/A	N/A
Cornerstone Community Bank	29,487	8.3%	14,266	4.0%	N/A	N/A

Tier 1 capital to average assets:
Consolidated	24,992	5.2%	19,241	4.0%	N/A	N/A
Cornerstone Community Bank	29,487	6.1%	19,216	4.0%	N/A	N/A

Management of the Bank has determined it is not in compliance with the Action Plans, discussed in Note 17, for total and Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets requirements at December 31, 2010. The Bank’s board of directors must ensure that the Bank complies with the provisions of the Action Plans and that required quarterly written progress reports are furnished to the FDIC and TDFI.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 19.	Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income and the related tax effects for the years ended December 31, 2010, 2009 and 2008, is as follows:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

Year ended December 31, 2010:
Unrealized holding gains and losses arising during the period	$1,571,720	$(597,254)	$974,466

Less reclassification adjustment for gains realized in net income	1,698,136	(645,292)	1,052,844

	$(126,416)	$48,038	$(78,378)

Year ended December 31, 2009:
Unrealized holding gains and losses arising during the period	$296,642	$(113,884)	$182,758

Less reclassification adjustment for gains realized in net income	399,754	(153,066)	246,688

	$(103,112)	$39,182	$(63,930)

Year ended December 31, 2008:
Unrealized holding gains and losses arising during the period	$(444,690)	$151,196	$(293,494)

Less reclassification adjustment for gains realized in net income	-	-	-

	$(444,690)	$151,196	$(293,494)

Note 20.	Earnings (Loss) Per Common Share

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 20.	Earnings (Loss) Per Common Share (continued)

Earnings (loss) per common share have been computed based on the following:

	2010	2009	2008

Net (loss) income	$(4,707,521)	$(8,178,639)	$2,511,824
Less: Preferred stock dividends	34,463	-	-

Net (loss) income applicable to common stock	$(4,741,984)	$(8,178,639)	$2,511,824

Average number of common shares outstanding	6,500,396	6,500,396	6,508,631

Effect of dilutive stock options	-	-	136,826

Average number of common shares outstanding used to calculate diluted (loss) earnings per common share	6,500,396	6,500,396	6,645,457

The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings (loss) per share. There were 621,150, 899,925 and 329,526 antidilutive stock options for 2010, 2009 and 2008, respectively. The average number of common shares outstanding and the effect of dilutive stock options for 2008 have been retroactively adjusted to reflect two stock dividends that occurred during 2009.

Note 21.	Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements”. This update requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The ASU also clarified existing fair value measurement disclosure guidance relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. This guidance related to transfers between Level 1 and Level 2 fair value measurements was effective for interim and annual reporting periods beginning after December 15, 2009. The guidance related to Level 3 fair value measurements is effective for periods beginning after December 15, 2010. The adoption of the new guidance did not significantly impact the financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses and provides that new and existing disclosures should be disaggregated to provide greater information about the credit quality of financing receivables and allowance for credit losses. Under the provisions of ASU 2010-20, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables. The provisions of ASU 2010-20 are effective for public entities for periods ending after December 15, 2010, with the exception of disclosures about activity that occurs during a reporting period which are effective for periods beginning after December 15, 2010. Comparative disclosures are required only for periods ending subsequent to initial adoption. Cornerstone adopted the provisions of ASU 2010-20 and has provided the required disclosures in the consolidated financial statements provided herein. The disclosures relating to troubled debt restructurings have been deferred to align with the proposed ASU, “Receivables: Clarifications to Accounting for Troubled Debt Restructuring by Creditors,” which has not yet been issued.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 21.	Recent Accounting Pronouncements (continued)

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. This update modifies Step 1 of the goodwill impairment test for reporting units with zero of negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.

Other than disclosures contained within these statements, Cornerstone has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 22.	Equity Investment

During 2006, Cornerstone invested $3,000,000 for a 25% share of the Appalachian Fund for Growth II Partnership (AFG), which is managed by the Southeast Local Development Corporation (General Partner). AFG is targeting high job creation and retention businesses and businesses providing important community services. The funds are being deployed to help: 1) attract new businesses to under-served service areas by offering creative financing; 2) supply creative financing for businesses to rehabilitate existing distressed properties to facilitate community development; and 3) leverage other private investment into its targeted communities. In return for its investment in AFG, Cornerstone and other investors will receive new market tax credits. For 2010, 2009 and 2008 Cornerstone received approximately $112,500, $150,000 and $150,000, respectively, in new market tax credits.

AFG meets the criteria of a VIE outlined in ASC Topic 810, “Consolidation”. AFG has not been consolidated by Cornerstone, as Cornerstone is not the primary beneficiary.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 23.	Condensed Parent Information

BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS
Cash	$2,261,775	$620,471
Investment in subsidiary	27,974,387	29,790,633
Goodwill	-	2,541,476
Other assets	440,772	294,899

Total assets	$30,676,934	$33,247,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$142,781	$60,000
Other borrowings	4,715,000	5,350,000

Total liabilities	4,857,781	5,410,000

Stockholders’ equity	25,819,153	27,837,479

Total liabilities and stockholders’ equity	$30,676,934	$33,247,479

STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008

INCOME
Dividends	$-	$1,180,260	$1,475,325
Interest income	-	4,110	33,336

	-	1,184,370	1,508,611

EXPENSES
Interest expense	319,361	221,093	137,421
Goodwill impairment	2,541,476	-	-
Other operating expenses	384,813	802,084	1,225,402

(Loss) income before equity in undistributed (loss) earnings	(3,245,650)	161,193	145,838

Equity in undistributed (loss) earnings of subsidiary	(1,737,868)	(8,740,480)	1,830,862

Income tax benefit	275,997	400,648	535,124

Net (loss) income	(4,707,521)	(8,178,639)	2,511,824

Preferred stock dividends	34,463	-	-

Net (loss) income available to common shareholders	$(4,741,984)	$(8,178,639)	$2,511,824

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 23.	Condensed Parent Information (continued)

	2010	2009	2008

STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income	$(4,707,521)	$(8,178,639)	$2,511,824
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock compensation expense	74,612	216,600	279,400
Equity in undistributed loss (income) of subsidiary	1,737,868	8,740,480	(1,830,862)
Goodwill impairment	2,541,476	-	-
Other	(63,092)	247,241	(534,415)

Net cash (used in) provided by operating activities	(416,657)	1,025,682	425,947

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment from subsidiary	-	450,000	300,000
Capital contribution to subsidiary	-	(1,300,000)	(2,500,000)

Net cash used in investing activities	-	(850,000)	(2,200,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under other borrowings	(635,000)	1,100,000	4,150,000
Issuance of preferred stock	2,727,424	-	-
Payment of preferred dividends	(34,463)	-	-
Purchase of common stock	-	-	(633,049)
Payment of common stock dividends	-	(1,094,651)	(1,773,022)
Issuance of common stock	-	-	82,500

Net cash provided by financing activities	2,057,961	5,349	1,826,429

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,641,304	181,031	52,376

CASH AND CASH EQUIVALENTS, beginning of year	620,471	439,440	387,064

CASH AND CASH EQUIVALENTS, end of year	$2,261,775	$620,471	$439,440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$319,361	$221,093	$137,421
Income taxes	-	-	-

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

Note 24.	Quarterly Data (unaudited)

	Years Ended December 31,
	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$5,445,229	$5,933,035	$6,731,978	$7,101,186	$6,609,921	$6,406,525	$6,427,866	$6,864,115
Interest expense	1,918,673	2,175,985	2,510,794	2,596,362	2,761,685	2,765,954	2,791,068	2,870,676

Net interest income, before provision for loan losses	3,526,556	3,757,050	4,221,184	4,504,824	3,848,236	3,640,571	3,636,798	3,993,439

Provision for loan losses	4,130,000	681,000	1,465,000	1,015,000	4,150,000	3,390,000	1,633,898	5,725,000

Net interest (loss) income, after provision for loan losses	(603,444)	3,076,050	2,756,184	3,489,824	(301,764)	250,571	2,002,900	(1,731,561)

Noninterest income	170,041	1,416,005	1,091,221	403,662	1,149,425	184,232	730,291	263,114
Noninterest expenses	6,548,924	4,209,080	3,884,359	3,399,998	5,716,829	3,278,956	3,773,359	3,292,743

(Loss) income before income taxes	(6,982,327)	282,975	(36,954)	493,488	(4,869,168)	(2,844,153)	(1,040,168)	(4,761,190)
Income tax (benefit) expense	(1,699,200)	69,301	(55,099)	149,701	(1,904,367)	(1,144,617)	(437,369)	(1,849,687)

Net (loss) income	(5,283,127)	213,674	18,145	343,787	(2,964,801)	(1,699,536)	(602,799)	(2,911,503)
Preferred stock dividends	34,463	-	-	-	-	-	-	-
Net (loss) income available to common stockholders	$(5,317,590)	$213,674	$18,145	$343,787	$(2,964,801)	$(1,699,536)	$(602,799)	$(2,911,503)

Earnings (loss) per common share:
Basic	$(0.81)	$0.03	$-	$0.05	$(0.46)	$(0.26)	$(0.09)	$(0.45)
Diluted	$(0.81)	$0.03	$-	$0.05	$(0.46)	$(0.26)	$(0.09)	$(0.45)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Cornerstone has not had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Cornerstone maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to Cornerstone’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Cornerstone carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2010.  Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, Cornerstone’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of Cornerstone’s management on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and executive officers of Cornerstone is set forth under the caption “Proposals—Election of Directors” in Cornerstone’s 2011 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to Cornerstone’s audit committee and audit committee financial experts is set forth under the caption “Corporate Governance and the Board of Directors—Audit Committee” in Cornerstone’s 2011 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to compliance with the reporting requirements of Section 16(a) of the Exchange Act by Cornerstone’s executive officers and directors, persons who beneficially own more than ten percent of Cornerstone’s common stock and their affiliates who are required to comply with such reporting requirements is set forth under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in Cornerstone’s 2011 Proxy Statement. Such information is incorporated into this report by reference.

Cornerstone has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the captions “Executive Compensation” and “Director Compensation” in Cornerstone’s 2011 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to beneficial ownership of Cornerstone’s common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in Cornerstone’s 2011 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to Cornerstone’s equity compensation plans is set forth under the caption “The Company’s Long-Term Equity and Qualified Retirements Plans—Equity Compensation Plan Information as of December 31, 2010” in Cornerstone’s 2011 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain transactions between Cornerstone and its affiliates and certain other persons and to Cornerstone’s policies and procedures for approval of such transactions is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors—Policies and Procedures for Approval of Related Person Transactions” in Cornerstone’s 2011 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to director independence is set forth under the caption “Corporate Governance and the Board of Directors—Board Composition and Director Independence” in Cornerstone’s 2011 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is set forth under the caption “Audit Committee—Audit and Non-Audit Fees” in Cornerstone’s 2011 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)	Financial Statements

The following report and consolidated financial statements of Cornerstone and Subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The following documents are filed or incorporated by reference as exhibits to this report:

Exhibit No.	Description

3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
3.2	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (2)
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.
10.1*	Cornerstone Bancshares, Inc. Statutory and Nonstatutory Stock Option Plan. (4)
10.2*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan. (5)
10.3*	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Plan. (6)
10.4*	Cornerstone Community Bank Employee Stock Ownership Plan. (7)
14	Code of Ethics. (8)
21	Subsidiaries of the registrant.
31.1	Certification of principal executive officer.
31.2	Certification of principal financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.
(1)	Incorporated by reference to Exhibit 3.1 of the registrant’s Form 10-Q/A filed on May 5, 2010.
(2)	Incorporated by reference to Exhibit 3 of the registrant’s Form 10-K filed on June 29, 2010.
(3)	Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004.
(4)	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(5)	Incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(6)	Incorporated by reference to Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(7)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005.
(8)	Incorporated by reference to Exhibit 14 of the registrant’s Form 10-KSB filed on March 24, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC.

Date: March 30, 2011	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President
(principal executive officer)

	By:	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2011.

Signature	Title

/s/ W. Miller Welborn	Chairman of the Board of Directors
W. Miller Welborn

/s/ Nathaniel F. Hughes	President
Nathaniel F. Hughes	(principal executive officer) and Director

/s/ B. Kenneth Driver	Director
B. Kenneth Driver

/s/ Karl Fillauer	Director
Karl Fillauer

/s/ David Fussell	Director
David Fussell

/s/ Lawrence D. Levine	Director
Lawrence D. Levine

/s/ Frank S. McDonald	Director
Frank S. McDonald

/s/ Doyce G. Payne	Director
Doyce G. Payne

/s/ Billy O. Wiggins	Director
Billy O. Wiggins

/s/ Marsha Yessick	Director
Marsha Yessick

/s/ Gary W. Petty, Jr.	Senior Vice President and Chief Financial Officer
Gary W. Petty, Jr.	(principal financial officer and accounting officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
3.2	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (2)
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.
10.1*	Cornerstone Bancshares, Inc. Statutory and Nonstatutory Stock Option Plan. (4)
10.2*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan. (5)
10.3*	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Plan. (6)
10.4*	Cornerstone Community Bank Employee Stock Ownership Plan. (7)
14	Code of Ethics. (8)
21	Subsidiaries of the registrant.
31.1	Certification of principal executive officer.
31.2	Certification of principal financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.
(1)	Incorporated by reference to Exhibit 3.1 of the registrant’s Form 10-Q/A filed on May 5, 2010.
(2)	Incorporated by reference to Exhibit 3 of the registrant’s Form 8-K filed on June 29, 2010.
(3)	Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004.
(4)	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(5)	Incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(6)	Incorporated by reference to Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(7)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005.
(8)	Incorporated by reference to Exhibit 14 of the registrant’s Form 10-KSB filed on March 24, 2004.