Form 10-Q
period 2011-03-31
CORNERSTONE BANCSHARES INC
filed 2011-05-16
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to ___________.

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
Yes  ☐    No  ☒

As of May 5, 2011 there were 6,500,396 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the following:  (i) the ability of Cornerstone Community Bank (the “Bank”) to comply with the requirements of the consent order issued by the Federal Deposit Insurance Corporation on April 2, 2010 or the written agreement entered with the Tennessee Department of Financial Institutions on April 8, 2010 (collectively, the “Action Plans”); (ii) the ability of Cornerstone to raise additional capital necessary to retire certain holding company loans and enable the Bank to achieve and maintain the elevated capital levels required under the Action Plans; (iii) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (iv) increased competition with other financial institutions; (v) changes in economic conditions in Cornerstone’s market area; (vi) rapid fluctuations or unanticipated changes in interest rates; (vii) the effect on Cornerstone and the financial institutions and banking industry from difficult market conditions, unprecedented volatility and the soundness of other financial institutions; (viii) the -ability of Cornerstone to restructure its loan portfolio to regulatory acceptable levels and composition; (ix) the effect of recent legislative regulatory initiatives; and (x) changes in the legislative and regulatory environment. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$1,508,964	$1,490,030
Interest-bearing deposits at other financial institutions	39,921,667	21,491,922
Total cash and cash equivalents	41,430,631	22,981,952

Securities available for sale	100,788,157	108,250,434
Securities held to maturity (fair value approximates of $94,528 and $98,388 at March 31, 2011 and December 31, 2010, respectively)	92,064	95,702
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $7,913,933 at March 31, 2011 and $9,132,171 at December 31, 2010	265,835,680	276,114,617
Bank premises and equipment, net	5,961,127	8,047,370
Accrued interest receivable	1,430,772	1,326,480
Foreclosed assets	20,463,835	12,808,838
Other assets	9,214,836	9,551,121
Total Assets	$447,540,002	$441,499,414

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$33,529,178	$28,980,043
Interest-bearing demand deposits	27,945,913	24,834,214
Savings deposits and money market accounts	34,775,755	34,041,672
Time deposits	241,235,748	247,591,161
Total deposits	337,486,594	335,447,090
Federal funds purchased and securities sold under agreements to repurchase	27,789,544	24,325,372
Federal Home Loan Bank advances and other borrowings	53,480,000	54,715,000
Accrued interest payable	211,452	176,761
Other liabilities	1,282,836	1,016,038
Total Liabilities	420,250,426	415,680,261

Stockholders' Equity:
Preferred stock - no par value; 2,000,000 shares authorized; 148,920 shares issued and outstanding in 2011 and 114,540 shares issued and outstanding in 2010	3,579,085	2,727,424
Common stock - $l.00 par value; 20,000,000 shares authorized; 6,709,199 issued in 2011 and 2010; 6,500,396 outstanding in 2011 and 2010	6,500,396	6,500,396
Additional paid-in capital	21,257,083	21,237,298
Retained (deficit)	(4,064,855)	(4,317,130)
Accumulated other comprehensive income	17,867	(328,835)
Total Stockholders' Equity	27,289,576	25,819,153
Total Liabilities and Stockholders' Equity	$447,540,002	$441,499,414

The Notes to Consolidated Financial Statements are an intergral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations

	Unaudited
	Three months ended
	March 31,
	2011	2010
INTEREST INCOME
Loans, including fees	$4,638,805	$5,948,246
Investment securities	568,672	1,129,279
Federal funds sold & other earning assets	11,003	23,661
Total interest income	5,218,480	7,101,186

INTEREST EXPENSE
Time deposits	1,052,449	1,684,027
Other deposits	92,612	97,723
Federal funds purchased and securities sold under agreements to repurchase	31,003	35,415
FHLB advances and other borrowings	579,658	779,197
Total interest expense	1,755,722	2,596,362

Net interest income before provision for loan losses	3,462,758	4,504,824
Provision for loan losses	15,000	1,015,000
Net interest income after the provision for loan losses	3,447,758	3,489,824

NONINTEREST INCOME
Customer service fee	215,451	341,914
Other noninterest income	20,279	20,611
Net gains from sale of loans and other assets	34,027	41,137
Total noninterest income	269,757	403,662

NONINTEREST EXPENSE
Salaries and employee benefits	1,542,702	1,633,344
Net occupancy and equipment expense	406,334	355,183
Depository insurance	322,655	269,740
Foreclosed assets, net	361,570	196,173
Other operating expense	783,354	945,558
Total noninterest expense	3,416,615	3,399,998

Income before provision for income taxes	300,900	493,488
Provision for income taxes	48,625	149,701

Net income	252,275	343,787

Preferred stock dividend requirements	71,588	-

Net income available to common shareholders	$180,687	$343,787

EARNINGS PER COMMON SHARE
Basic net income per common share	$0.03	$0.05
Diluted net income per common share	$0.03	$0.05

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-

The Notes to Consolidated Financial Statements are an intergral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the three months ended March 31, 2011

				Additional		Other	Total
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Stock	Capital	(Deficit)	Income	Equity

BALANCE, December 31, 2010		$2,727,424	$6,500,396	$21,237,298	$(4,317,130)	$(328,835)	$25,819,153

Employee compensation stock option expense		-	-	19,785	-	-	19,785

Issuance of Series A Convertible Preferred Stock		851,661	-	-	-	-	851,661

Comprehensive income:
Net income	$252,275	-	-	-	252,275	-	252,275

Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale, net of reclassification adjusment	346,702	-	-	-	-	346,702	346,702

Total comprehensive income	$598,977

BALANCE, March 31, 2011		$3,579,085	$6,500,396	$21,257,083	$(4,064,855)	$17,867	$27,289,576

The Notes to Consolidated Financial Statements are an intergral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Unaudited
	Three months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$252,275	$343,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,414	127,676
Provision for loan losses	15,000	1,015,000
Stock compensation expense	19,785	18,653
Net gains on sales of loans and other assets	(34,027)	(41,137)
Changes in other operating assets and liabilities:
Net change in loans held for sale	(654,500)	359,000
Accrued interest receivable	(104,292)	(460,424)
Accrued interest payable	34,691	36,627
Other assets and liabilities	458,737	765,491
Net cash provided by operating activities	50,083	2,164,673

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	8,014,091	14,324,849
Securities held to maturity	3,581	5,590
Purchase of securities available for sale	-	(39,859,220)
Purchase of Federal Home Loan Bank stock	-	(93,700)
Loan originations and principal collections, net	5,159,587	9,785,667
Purchase of bank premises and equipment	(6,392)	(24,612)
Proceeds from sale of bank premises and equipment	45,082	46,107
Proceeds from sale of other real estate and other assets	62,310	2,476,687
Net cash provided by (used in) investing activities	13,278,259	(13,338,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,039,504	24,455,672
Net increase in federal funds purchased and securities sold under agreements to repurchase	3,464,172	3,664,399
Net payments on Federal Home Loan Bank advances and other borrowings	(1,235,000)	(50,000)
Issuance of preferred stock	851,661	-
Net cash provided by financing activities	5,120,337	28,070,071

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,448,679	16,896,112

CASH AND CASH EQUIVALENTS, beginning of period	22,981,952	38,202,205

CASH AND CASH EQUIVALENTS, end of period	$41,430,631	$55,068,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,721,031	$2,559,735
Cash paid during the period for taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$7,774,928	$460,000

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

Interim Financial Information (Unaudited)-The financial information in this report for March 31, 2011 and March 31, 2010 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2010 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in April of 2011. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices.  In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Accounting Policies-During interim periods, Cornerstone follows the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.  Since December 31, 2010, there have been no significant changes in any accounting principles or practices, or in the method of applying any such principles or practices, except for the following:

In January 2011, the FASB issued Accounting Standards Update 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20.  This update defers the effective date of reporting  troubled debt restructuring (“TDR”) credit quality disclosures until the additional guidance is issued that clarifies what constitutes a TDR.

In April 2011, the FASB issued Accounting Standards Update 2011-02, The Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This update provides additional guidance in determining what is considered a TDR.  The update clarifies the two additional criteria that are required in determining a TDR.  The update  is effective for interim or annual periods beginning after June 15, 2011.  Cornerstone is currently evaluating the impact of this update to our consolidated financial statements.

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

The following is a summary of the basic and diluted earnings per share for the three month periods ended March 31, 2011 and March 31, 2010.

	Three Months Ended March 31,
	2011	2010
Basic earnings per common share calculation:
Numerator: Net income available to common shareholders	$180,687	$343,787
Denominator: Weighted avg. common shares outstanding	6,500,396	6,500,396
Effect of dilutive stock options	-	-
Diluted shares	6,500,396	6,500,396

Basic earnings per common share	$0.03	$0.05
Diluted earnings per common share	$0.03	$0.05

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of ASC 718, Compensation –Stock Compensation.  As a result, for the three month period ended March 31, 2011, the compensation cost charged to earnings related to the vested incentive stock options was approximately $20,000, which had no material impact on earnings per share.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock.  The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant.  The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant.  The incentive stock options vest 30% on the second anniversary of the grant date, 60% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date, and the non-qualified stock options vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date.  The options expire ten years from the grant date.  At March 31, 2011, the total remaining compensation cost to be recognized on non-vested options is approximately $362,000.  A summary of the status of these stock option plans is presented in the following table:

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2010	520,900	$5.79	4.0 Years	$-
Granted	208,000	1.70	9.9 Years	-
Exercised	-	-
Forfeited	149,300	4.59
Outstanding at March 31, 2011	579,600	$4.63	6.5 Years	$-
Options exercisable at March 31, 2011	296,915	$6.66		-

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2011 was $0.83 per share.  This was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	7.0 Years
Expected volatility	43.11%
Risk-free interest rate	2.81%

Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock.  On October 15, 1997, the Bank stock options were converted to Cornerstone stock options.  Only non-qualified stock options may be granted under the plan.  The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the maximum term is ten years.  Vesting is 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date.  At March 31, 2011, there was no remaining compensation cost to be recognized on non-vested options.  A summary of the status of this stock option plan is presented in the following table:

Weighted-
Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2010	100,250	$9.42	5.7 Years	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2011	100,250	$9.42	5.4 Years	$-
Options exercisable at March 31, 2011	100,250	$9.42

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$4,331,601	$15,263	$-	$4,346,864

State and municipal securities	20,857,684	231,403	(211,651)	20,877,436

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	17,566,405	186,760	-	17,753,165

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	57,985,415	86,279	(261,002)	57,810,692

	$100,741,105	$519,705	$(472,653)	$100,788,157

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$92,064	$2,464	$-	$94,528

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$4,571,444	$15,635	$-	$4,587,079

State and municipal securities	20,868,771	191,429	(323,988)	20,736,212

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	18,747,272	130,609	(24,856)	18,853,025

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	64,575,092	135,479	(636,453)	64,074,118

	$108,762,579	$473,152	$(985,297)	$108,250,434

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$95,702	$2,686	$-	$98,388

At March 31, 2011, securities with a fair value totaling approximately $98 million were pledged to secure public funds, securities sold under agreements to repurchase, the Federal Home Loan Bank (sometimes referred to herein as “FHLB”) as collateral for the Bank’s borrowings, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Reserve Discount Window.

The amortized cost and estimated market value of securities at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due from one year to five years	599,502	605,613	-	-
Due from five years to ten years	4,778,275	4,905,454	-	-
Due after ten years	19,811,508	19,713,233	-	-
	25,189,285	25,224,300	-	-

Mortgage-backed securities	75,551,820	75,563,857	92,064	94,528

	$100,741,105	$100,788,157	$92,064	$94,528

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, as of March 31, 2011 and as of December 31, 2010:

	As of March 31, 2011
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
State and municipal securities	$5,062,238	$(135,886)	$4,874,121	$(75,765)	$9,936,359	$(211,651)

Mortgage-backed securities:
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	31,103,403	(261,002)	-	-	31,103,403	(261,002)
	$36,165,641	$(396,888)	$4,874,121	$(75,765)	$41,039,762	$(472,653)

	As of December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
State and municipal securities	$6,110,458	$(154,802)	$6,440,892	$(169,186)	$12,551,350	$(323,988)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	5,647,347	(24,856)	-	-	5,647,347	(24,856)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	34,694,782	(636,453)	-	-	34,694,782	(636,453)
	$46,452,587	$(816,111)	$6,440,892	$(169,186)	$52,893,479	$(985,297)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at March 31, 2011 or December 31, 2010.

At March 31, 2011 and December 31, 2010, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

State and municipal securities:  At March 31, 2011, 21 investments in obligations of state and municipal securities had unrealized losses.  The Bank believes the unrealized losses on those investments were caused by the interest rate environment and does not relate to the underlying credit quality of the issuers.  Because the Bank has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

Mortgage-backed securities:  At March 31, 2011, 8 investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at March 31, 2011.

Note 4. Loans and Allowance for Loan Losses

At March 31, 2011 and December 31, 2010, loans are summarized as follows (in thousands):

	March 31,	December 31,
	2011	2010
Commercial real estate-mortgage:
Owner-occupied	$64,492	$64,971
All other	59,303	64,060
Consumer real estate-mortgage	70,260	71,878
Construction and land development	30,599	29,848
Commercial and industrial	45,980	51,160
Consumer and other	3,116	3,330
Total loans	273,750	285,247
Less: Allowance for loan losses	(7,914)	(9,132)

Loans, net	$265,836	$276,115

The composition of loans by primary loan classification as well as impaired and performing loan status at March 31, 2011 and December 31, 2010 is summarized in the tables below (dollar amounts in thousands):

March 31, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$116,351	$57,015	$29,786	$43,742	$3,116	$250,010
Impaired loans	7,444	13,245	813	2,238	-	23,740
Total	$123,795	$70,260	$30,599	$45,980	$3,116	$273,750

December 31, 2010	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$119,084	$61,455	$27,774	$50,492	$3,279	$262,084
Impaired loans	9,947	10,423	2,074	668	51	23,163
Total	$129,031	$71,878	$29,848	$51,160	$3,330	$285,247

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables show the allowance allocation by loan classification for impaired and performing loans as of March 31, 2011 and December 31, 2010 (dollar amounts in thousands):

March 31, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Allowance related to:
Performing loans	$2,234	$1,218	$1,153	$270	$19	$4,894
Impaired loans	905	1,642	-	473	-	3,020
Total	$3,139	$2,860	$1,153	$743	$19	$7,914

December 31, 2010	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Allowance related to:
Performing loans	$887	$691	$3,178	$588	$48	$5,392
Impaired loans	906	2,420	60	337	17	3,740
Total	$1,793	$3,111	$3,238	$925	$65	$9,132

The following tables detail the changes in the allowance for loan losses for the three month period ending March 31, 2011 and year ending December 31, 2010 by loan classification (dollars in thousands):

March 31, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,793	$3,111	$3,238	$925	$65	$9,132
Charged-off loans	(967)	(353)	(12)	(15)	(3)	(1,350)
Recovery of charge-offs	53	6	3	48	7	117
Provision for loan losses	2,260	96	(2,076)	(215)	(50)	15
Ending balance	$3,139	$2,860	$1,153	$743	$19	$7,914

December 31, 2010	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,189	$719	$3,179	$786	$32	$5,905
Charged-off loans	(2,309)	(562)	(1,260)	(443)	(114)	(4,688)
Recovery of charge-offs	213	54	19	282	56	624
Provision for loan losses	2,700	2,900	1,300	300	91	7,291
Ending balance	$1,793	$3,111	$3,238	$925	$65	$9,132

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table outlines the amount of each loan classification  and the amount categorized into each risk rating as of March 31, 2011 and December 31, 2010 (amounts in thousands):

March 31, 2011	Commercial	Consumer	Construction	Commercial
	Real estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$99,732	$49,594	$26,710	$36,685	$3,017	$215,738
Special mention	15,259	2,886	1,945	6,856	47	26,993
Substandard	1,360	4,535	1,131	201	52	7,279
Substandard-impaired	7,444	13,245	813	2,238	-	23,740
	$123,795	$70,260	$30,599	$45,980	$3,116	$273,750

December 31, 2010	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$97,692	$49,974	$24,401	$41,963	$3,215	$217,245
Special mention	19,289	3,786	2,121	7,405	54	32,655
Substandard	2,103	7,695	1,252	1,124	10	12,184
Substandard-impaired	9,947	10,423	2,074	668	51	23,163
	$129,031	$71,878	$29,848	$51,160	$3,330	$285,247

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Unpaid		Average
	Principal	Related	Recorded
	Balance	Allowance	Investment
Impaired loans with no recorded allowance
Commercial real estate – mortgage	$3,745	$-	$2,682
Consumer real estate – mortgage	5,790	-	4,227
Construction and land development	813	-	896
Commercial and industrial	674	-	817
Consumer and other	-	-	-
Total	$11,022	$-	$8,622

Impaired loans with a recorded allowance
Commercial real estate – mortgage	$3,699	$905	$6,014
Consumer real estate – mortgage	7,455	1,642	7,608
Construction and land development	-	-	547
Commercial and industrial	1,564	473	636
Consumer and other	-	-	233
Total	$12,718	$3,020	$15,038

Total impaired loans	$23,740	$3,020	$23,660

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2010	Unpaid		Average
	Principal	Related	Recorded
	Balance	Allowance	Investment
Impaired loans with no recorded allowance
Commercial real estate – mortgage	$1,663	$-	$2,747
Consumer real estate – mortgage	998	-	776
Construction and land development	1,793	-	1,526
Commercial and industrial	70	-	782
Consumer and other	2	-	1
Total	$4,526	$-	$5,832

Impaired loans with a recorded allowance
Commercial real estate – mortgage	$8,284	$906	$8,494
Consumer real estate – mortgage	9,425	2,420	8,968
Construction and land development	281	60	2,674
Commercial and industrial	598	337	1,060
Consumer and other	49	17	178
Total	$18,637	$3,740	$21,374

Total impaired loans	$23,163	$3,740	$27,206

Interest income recognized on impaired loans was approximately $333,000 and $943,000 for the three month ending March 31, 2011 and the year ending December 31, 2010, respectively.  There was no interest income recognized on a cash basis on impaired loans during these periods.

Impaired loans also include loans that the Bank may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses, if any, that the Bank may have to otherwise incur.   These loans are classified as impaired loans.  At March 31, 2011 and December 31, 2010, there were approximately $1.7 million and $948 thousand, respectively, of accruing restructured loans that remain in a performing status.

The following tables present an aged analysis of past due loans as of March 31, 2011 and December 31, 2010 (dollars in thousands):

March 31, 2011	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate:
Owner-occupied	$4,067	$-	$-	$4,067	$60,425	$64,492
All other	-	-	996	996	58,307	59,303
Consumer real estate-mortgage	3,430	-	4,826	8,256	62,004	70,260
Construction and land development	679	-	362	1,041	29,558	30,599
Commercial and industrial	227	-	49	276	45,704	45,980
Consumer and other	35	-	38	73	3,043	3,116
Total	$8,438	$-	$6,271	$14,709	$259,041	$273,750

December 31, 2010	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate:
Owner-occupied	$985	$-	$618	$1,603	$63,368	$64,971
All other	203	-	7,808	8,011	56,049	64,060
Consumer real estate-mortgage	631	-	5,114	5,745	66,133	71,878
Construction and land development	317	-	-	317	29,531	29,848
Commercial and industrial	116	-	75	191	50,969	51,160
Consumer and other	54	-	18	72	3,258	3,330
Total	$2,306	$-	$13,633	$15,939	$269,308	$285,247

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at March 31, 2011 is as follows:

Commitments to extend credit	$31.6 million
Standby letters of credit	$3.3 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at March 31, 2011 will not have a material effect on Cornerstone’s consolidated financial statements.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments.  There have been no changes in the methodologies used at March 31, 2011 and December 31, 2010.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$4,346,864	$-	$4,346,864	$-
State and municipal securities	20,877,436	-	20,877,436	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	17,753,165	-	17,753,165	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	57,810,692	-	57,810,692	-

Total securities available for sale	$100,788,157	$-	$100,788,157	$-

Cash surrender value of life insurance	$1,142,062	$-	$1,142,062	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The tables below present information about assets and liabilities on the balance sheet at March 31, 2011 for which a nonrecurring change in fair value was recorded.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,698	$-	$9,698	$-
Foreclosed assets (OREO & Repossessions)	20,464	-	20,464	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at March 31, 2011.  Losses derived from Level 2 inputs were calculated by models incorporating significant observable market data.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount and estimated fair value of Cornerstone's financial instruments at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$41,431	$41,431	$22,982	$22,982
Securities	100,880	100,883	108,346	108,349
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	265,836	267,013	276,115	277,796
Cash surrender value of life insurance	1,142	1,142	1,114	1,114
Accrued interest receivable	1,431	1,431	1,326	1,326

Liabilities:
Noninterest-bearing demand deposits	33,529	33,529	28,980	28,980
Interest-bearing demand deposits	27,946	27,946	24,834	24,834
Savings deposits and money market accounts	34,776	34,776	34,042	34,042
Time deposits	241,236	243,093	247,591	249,990
Federal funds purchased and securities sold under agreements to repurchase	27,790	27,790	24,325	24,325
Federal Home Loan Bank advances and other borrowings	53,480	53,480	54,715	54,715
Accrued interest payable	211	211	177	177

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Note 7.  Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale.  The following is a summary of other comprehensive income for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Net income	$252,275	$343,787
Unrealized holding gains (losses) on securities available for sale, net of reclassification	346,702	382,978

Comprehensive income	$598,977	$726,765

Cornerstone Bancshares Inc. and Subsidiary
Net Interest Margin Analysis
Taxable Equivalent Basis

(Amounts in thousands)	Three months ended March 31
Assets	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Loans, net of unearned income	$284,297	$4,639	6.62%	$330,024	$5,948	7.31%
Investment securities	109,844	568	2.41%	134,834	1,129	3.62%
Other earning assets	24,122	11	0.18%	45,528	24	0.21%
Total earning assets	418,263	$5,218	5.14%	510,386	$7,101	5.70%
Allowance for loan losses	(9,071)			(5,993)
Cash and other assets	28,629			29,919
TOTAL ASSETS	$437,821			$534,312

Liabilities and Shareholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits	$27,590	$21	0.31%	$27,908	$30	0.44%
Savings deposits	9,499	12	0.51%	8,727	11	0.51%
MMDA's	24,437	60	1.00%	23,718	57	0.97%
Time deposits	244,021	1,052	1.75%	307,034	1,684	2.22%
Federal funds purchased and securities sold under agreements to repurchase	22,625	31	0.56%	23,637	35	0.61%
Other borrowings	54,356	580	4.33%	72,306	779	4.37%
Total interest bearing liabilities	382,528	1,756	1.86%	463,330	2,596	2.27%
Net interest spread		$3,462	3.28%		$4,505	3.43%
Noninterest bearing demand deposits	28,964			48,211
Accrued expenses and other liabilities	(354)			(5,897)
Shareholders' equity	26,683			28,668
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$437,821			$534,312
Net yield on earning assets			3.44%			3.64%

Taxable equivalent adjustment:
Loans		-			-
Investment securities		85			74
Total adjustment		85			74

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

The following is a discussion of our financial condition at March 31, 2011 and December 31, 2010 and our results of operations for the three months ended March 31, 2011 and 2010. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of March 31, 2011, Cornerstone had total consolidated assets of $447.5 million, total loans of $273.7 million, total securities of $100.9 million, total deposits of $337.5 million and stockholders’ equity of $27.3 million. Net income for the three month period ended March 31, 2011 totaled $252,275.

Results of Operations

Net income for the three months ended March 31, 2011 was $252,275 or $0.03 basic earnings per common share, compared to a net income of $343,787 or $0.05 basic earnings per common share, for the same period in 2010.

The following table presents our results for the three months ended March 31, 2011 compared to the three  months ended March 31, 2010 (amounts in thousands).

			2011-2010
	Three months		Percent	Dollar
	ended March 31,		Increase	Amount
	2011	2010	(Decrease)	Change
Interest income	$5,218	$7,101	(26.52)%	$(1,883)
Interest expense	1,755	2,596	(32.40)%	(841)
Net interest income
before provision for loan loss	3,463	4,505	(23.13)%	(1,042)

Provision for loan loss	15	1,015	(98.52)%	(1,000)
Net interest income after
provision for loan loss	3,448	3,490	(1.20)%	(42)

Total noninterest income	270	404	(33.17)%	(134)
Total noninterest expense	3,417	3,400	0.50%	17

Income before income taxes	301	494	(39.07)%	(193)

Provision for income taxes	49	150	(67.33)%	(101)

Net income	$252	$344	(26.74)%	$(92)

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities.  Net interest income is also the most significant component of our earnings.  For the three months ended March 31, 2011, net interest income before the provision for loan loss, decreased $1.0 million or 23.13% over the same period of 2010.  Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) was 3.28% compared to 3.43% for the three month periods ended March 31, 2011 and 2010, respectively. The net interest margin on a tax equivalent basis was 3.44% and 3.64% for the three month periods ended March 31, 2011 and 2010, respectively.  Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The Bank’s net interest income has been negatively impacted by a reduction in the Bank’s loan portfolio.  As of March 31, 2010, the Bank’s total loans equaled approximately $325.9 million compared to approximately $273.7 million as of March 31, 2011.  The reduction in loans is a result of increased loan competition in the Bank’s local market resulting in refinances and loans that have been transferred into the Bank’s other real estate owned asset category as a result of foreclosure.  In response to the decrease in loans, the Bank’s Asset-Liability Committee is proactively managing the Bank’s interest-bearing deposits which enabled the Bank to reduce its interest expense by approximately $841 thousand or 32.40% from March 31, 2010 to March 31, 2011.  Currently, the Bank is attempting to increase its loan portfolio and thereby improve its net interest income.

The Bank’s loan portfolio yield decreased to 6.62% for the three months ended March 31, 2011 compared to 7.31% for the three months ended March 31, 2010 and 6.90% for the year ended December 31, 2010.

For the three month periods ended March 31, 2011, the Bank’s investment portfolio yielded 2.41% compared to 3.62% for the same time period in 2010.  The Bank decreased the amount of its investment portfolio from approximately $150.6 million as of March 31, 2010 to approximately $100.9 million as of March 31, 2011.  The reduction in investments is due in part to a decrease in pledging requirements as the Bank has repaid $17 million in Federal Home Loan Bank advances since March 31, 2010.  Further, the Bank liquidated the majority of its fixed rate mortgage backed securities during 2010.  A portion of the proceeds from the securities sold were reinvested into variable rate mortgage backed securities.  However, the Bank intends to increase its loan portfolio over the remainder of 2011, instead of reacquiring securities that would equal the 2010 portfolio amount of approximately $150.6 million.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to $15 thousand for the three months ended March 31, 2011 and approximately $1 million for the three months ended March 31, 2010.

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

The following table presents the components of noninterest income for the three months ended March 31, 2011 and 2010 (dollars in thousands):

			2011-2010
	Three months ended		Percent
	March 31,		Increase
	2011	2010	(Decrease)
Service charges on deposit accounts	$216	$342	(36.84)%
Net gains on sale of loans and other assets	34	41	(17.07)%
Other noninterest income	20	21	(4.76)%
Total noninterest income	$270	$404	(33.17)%

Significant matters relating to the changes in noninterest income are presented below:

The Bank has experienced a decrease in its service charges on deposit accounts during 2011 due to a continued reduction in customer overdraft charges.

The Bank exited the ACH payroll processing business during 2010 due to increased regulatory requirements and expects service charges on deposit accounts to drop $20 thousand a month as a result.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance, net foreclosed assets expense and other operating expense.

The following table presents the components of noninterest expense for the three months ended March 31, 2011 and 2010 (dollars in thousands).

			2011-2010
	Three months ended		Percent
	March 31,		Increase /
	2011	2010	(Decrease)
Salaries and employee benefits	$1,543	$1,633	(5.51)%
Occupancy and equipment expense	406	355	14.37%
Foreclosed assets expense, net	362	196	84.69%
Depository insurance	323	270	19.63%
Other operating expense	783	946	(17.23)%
Total noninterest expense	$3,417	$3,400	0.50%

Significant matters relating to the changes to noninterest expense are presented below:

Cornerstone reduced its employee expense by controlling cost of living adjustment raises over the last three years.  The Bank anticipates employee expense will increase slightly as Cornerstone adds additional talent to handle the increasing regulatory documentation.  The Bank expects employee expense to continue to climb into 2012 as  employee benefits are resumed as the Bank’s performance improves.

As of March 31, 2011, the Bank had incurred $242 thousand in write-down of other real estate and repossessed assets.  The majority of the write-down was centered on a houseboat that the Bank had owned for approximately one year.  The Bank has subsequently sold the asset for approximately $100 thousand.

Depository insurance increased from approximately $270 thousand as of March 31, 2010 to approximately $323 thousand as of March 31, 2011.  The increase in insurance assessment was the result of the Bank’s decline in regulatory risk ratings.  However, as of March 31, 2011, these risk ratings have stabilized.  Therefore, the Bank’s depository insurance assessment should decrease as the amount of deposits begins to decrease.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled approximately $441.5 million as of December 31, 2010.  As of March 31, 2011, total consolidated assets had increased $6.0 million or 1.37% to approximately $447.5 million.

Liabilities as of March 31, 2011 and December 31, 2010 totaled approximately $420.3 million and $415.7 million, respectively.

Stockholders’ equity as of March 31, 2011 and December 31, 2010 totaled approximately $27.3 million and $25.8 million, respectively.

Securities-The Bank’s investment portfolio, primarily consisting of Ginnie Mae Agency, mortgage-backed securities and municipal securities, amounted to approximately $100.9 million as of March 31, 2011 compared to approximately $108.3 million as of December 31, 2010. The primary purposes of the Bank’s investment portfolio are to provide liquidity, satisfy pledging requirements, collateralize the Bank’s repurchase accounts and secure the Bank’s FHLB borrowings.

Loans-The composition of loans at March 31, 2011 and at December 31, 2010 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):
	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage
Owner-occupied	$64,492	23.56%	$64,971	22.78%
All other	59,303	21.66%	64,060	22.46%
Consumer real estate-mortgage	70,260	25.67%	71,878	25.20%
Construction and land development	30,599	11.18%	29,848	10.46%
Commercial and industrial	45,980	16.80%	51,160	17.94%
Consumer and other	3,116	1.13%	3,330	1.16%
Total loans	273,750	100.00%	285,247	100.00%
Less: Allowance for loan losses	(7,914)		(9,132)

Loans, net	$265,836		$276,115

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

During the first quarter of 2011, the Bank added minimal provision to the loan loss allowance. Management believes that it has established an allowance for loan losses that adequately accounts for the Bank’s identified loan impairment.  However, additional provision to the loan loss allowance may be needed in future quarters as the Bank works its problem assets through the collection cycle.  The Bank saw its past due loans surge during the first quarter as two large loans became delinquent, one of these loans will move toward foreclosure and the Bank has many interested investors for this income producing property.

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2011 and for the year ended December 31, 2010 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	March 31,	December 31,
	2011	2010
Balance, beginning of period	$9,132	$5,905
Loans charged-off	(1,350)	(4,688)
Recoveries of loans previously charged-off	117	624
Provision for loan losses	15	7,291
Balance, end of period	$7,914	$9,132

Total loans	$273,750	$285,247

Ratio of allowance for loan losses to loans outstanding at the end of the period	2.89%	3.20%

Ratio of net charge-offs to total loans outstanding for the period	0.45%	1.42%

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

The Bank has experienced a stabilization in its loan quality as the Chattanooga, Tennessee Metropolitan Statistical Area begins to recover from a long economic downturn.  The number and dollar amount of impaired loans remained consistent during the first quarter of 2011 even with the Bank continuing to systematically review its loan portfolio to proactively identify possible impaired loans.  Management anticipates that its loan asset quality will improve as the economy recovers from the current economic recession.

The following table summarizes Cornerstone’s non-performing assets at each quarter end from June 30, 2010 to March 31, 2011 (amounts in thousands):

	March 31,	December 31,	September 30,	June 30,
	2011	2010	2010	2010
Non-accrual loans	$6,271	$13,633	$10,532	$13,030
Foreclosed assets	20,464	12,809	13,427	10,212
Total non-performing assets	$26,735	$26,442	$23,959	$23,242

30-89 days past due loans	$8,438	$2,306	$1,595	$6,655

Total loans outstanding	$273,750	$285,247	$292,046	$318,796

Allowance for loan losses	7,914	9,132	6,271	6,967

Ratio of non-performing assets to total loans outstanding at the end of the period	9.77%	9.27%	8.20%	7.29%

Ratio of non-performing assets to total allowance for loan losses at the end of the period	337.82%	289.55%	382.06%	333.60%

As of March 31, 2011, the Bank has experienced an increase in 30-89 days past due loans when compared to previous quarters of 2010.   The increase is primarily attributable to two relationships.  Both of these relationships are secured by income producing properties which should allow the loans to return to a current payment status or  allow the Bank to process the properties through the collection cycle quickly.

Non-accrual loans decreased to approximately $6.3 million as of March 31, 2011 down from approximately $13.6 million as of December 31, 2010.  The majority of non-accrual loans are concentrated in one loan relationship of approximately $4.6 million. The relationship is in bankruptcy and the courts are presently making payments on several income producing parcels of commercial real estate.

The Bank’s foreclosed assets increased from approximately $12.8 million as of December 31, 2010 to approximately $20.5 million as of March 31, 2011.  During the first quarter of 2011, six properties totaling approximately $5.0 million were foreclosed on and recorded in the Bank’s foreclosed assets.  Five of the properties are mini-warehouses in the Chattanooga, Tennessee area and are currently producing approximately $30 thousand per month in net income.  Management believes that due to the income producing nature of these properties that the Bank will be able to liquidate these properties by the end of 2011.

The Bank is experiencing increasing interest in its properties and expects a material decrease in the amount of foreclosed assets.  The Bank currently has approximately $3 million under contract to sell during the second quarter of 2011.  Management expects further sales to finalize during the second quarter of 2011 as well.

Deposits and Other Borrowings-The Bank’s deposits consist of non-interest bearing demand deposits, interest- bearing demand accounts, savings and money market accounts, and time deposits.  The Bank has agreements with some customers to sell certain of its securities under agreements to repurchase the security the following day.  The Bank has also obtained advances from the FHLB.

The following table presents the Bank’s deposits and other borrowings as either core funding or non-core funding.  Core funding consists of all deposits except for time deposits issued in denominations of $100,000 or greater.  All other funding is classified as non-core (amounts in thousands).

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Core funding:
Non-interest bearing demand deposits	$33,529	8.07%	$28,980	7.07%
Interest-bearing demand deposits	27,946	6.73%	24,834	6.06%
Savings & money market accounts	34,776	8.37%	34,042	8.31%
Time deposits under $100,000	132,161	31.83%	133,626	32.61%
Total core funding	228,412	55.00%	221,482	54.05%

Non-core funding:
Time deposit of $100,000 or more	$109,075	26.27%	$113,965	27.81%
Fed funds purchased and securities sold under agreements to repurchase	27,790	6.69%	24,325	5.94%
Federal Home Loan Bank advances	50,000	12.04%	50,000	12.20%
Total non-core funding	186,865	45.00%	188,290	45.95%

Total	$415,277	100.00%	$409,772	100.00%

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

Capital Resources-At March 31, 2011 and December 31, 2010, Cornerstone’s stockholders’ equity amounted to approximately $27.3 million and approximately $25.8 million, respectively.

Cornerstone’s stockholders’ equity increased $1.5 million during the first quarter of 2011.  The increase in equity can be attributed to Cornerstone’s first quarter 2011 earnings of approximately $252,000, additional capital from Cornerstone’s preferred stock offering of approximately $852,000 and an increase in unrealized gain on securities available for sale of approximately $347,000.  Following is a summary of the Bank’s capital ratios as of March 31, 2011:

Tier 1 leverage ratio of 6.13% to average assets.
Tier 1 risk-based capital ratio of 9.21% to risk weighted assets.
Total risk-based capital ratio of 10.46% to risk weighted assets.

Cornerstone has requested permission from the Federal Reserve Bank of Atlanta (the “Federal Reserve”) to pay its scheduled February 2011 dividend to its series A convertible preferred stock in the amount of $0.625 per share. Cornerstone is waiting for a final decision from the Federal Reserve authorizing the payment of the dividend.

Cornerstone had total outstanding borrowings of approximately $3.5 million as of March 31, 2011 with the Federal Deposit Insurance Corporation as Receiver for Silverton Bank, N.A.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2010. No material changes in the assumptions used in preparing, or results obtained from, the model have occurred since December 31, 2010.

Item 4T. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiary) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

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

Cornerstone Bancshares, Inc.

Date:	May 13, 2011	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President
(principal executive officer)

Date:	May 13, 2011	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.