Form 10-Q
period 2011-06-30
CORNERSTONE BANCSHARES INC
filed 2011-08-12
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to                .

Commission File Number: 000-30497

(Exact name of small business issuer as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

835 Georgia Avenue Chattanooga, Tennessee	37402
(Address of principal executive offices)	(Zip Code)

423-385-3000	. Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal
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
Yes  ☐    No  ☒

As of August 1, 2011 there were 6,500,396 shares of common stock, $1.00 par value per share, issued and outstanding.

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

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
ASSETS	2011	2010

Cash and due from banks	$1,120,436	$1,490,030
Interest-bearing deposits at other financial institutions	28,783,701	21,491,922
Total cash and cash equivalents	29,904,137	22,981,952

Securities available for sale	109,331,248	108,250,434
Securities held to maturity (fair value approximates of $83,834 and $98,388 at June 30, 2011 and December 31, 2010, respectively)	81,534	95,702
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $6,814,385 at June 30, 2011 and $9,132,171 at December 31, 2010	263,356,939	276,114,617
Bank premises and equipment, net	5,790,638	8,047,370
Accrued interest receivable	1,297,606	1,326,480
Foreclosed assets	20,057,587	12,808,838
Other assets	9,067,121	9,551,121
Total Assets	$441,209,710	$441,499,414

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$42,354,816	$28,980,043
Interest-bearing demand deposits	26,262,115	24,834,214
Savings deposits and money market accounts	38,425,489	34,041,672
Time deposits	227,878,545	247,591,161
Total deposits	334,920,965	335,447,090

Federal funds purchased and securities sold under agreements to repurchase	27,011,269	24,325,372
Federal Home Loan Bank advances and other borrowings	48,480,000	54,715,000
Accrued interest payable	180,223	176,761
Other liabilities	1,757,631	1,016,038
Total Liabilities	412,350,088	415,680,261

Stockholders' Equity:
Preferred stock - no par value; 2,000,000 shares authorized; 188,820 shares issued and outstanding in 2011 and 114,540 shares issued and outstanding in 2010	4,540,516	2,727,424
Common stock - $l.00 par value; 20,000,000 shares authorized; 6,709,199 issued in 2011 and 2010; 6,500,396 outstanding in 2011 and 2010	6,500,396	6,500,396
Additional paid-in capital	21,276,868	21,237,298
Retained (deficit)	(4,024,893)	(4,317,130)
Accumulated other comprehensive income (loss)	566,735	(328,835)
Total Stockholders' Equity	28,859,622	25,819,153
Total Liabilities and Stockholders' Equity	$441,209,710	$441,499,414

The Notes to Consolidated Financial Statements are an intergral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations

	Unaudited		Unaudited
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans, including fees	$4,521,370	$5,493,946	$9,160,175	$11,442,192
Investment securities	621,108	1,216,300	1,189,780	2,345,579
Federal funds sold & other earning assets	17,325	21,732	28,328	45,393
Total interest income	5,159,803	6,731,978	10,378,283	13,833,164

INTEREST EXPENSE
Time deposits	1,011,776	1,619,243	2,064,225	3,303,270
Other deposits	99,936	99,606	192,548	197,329
Federal funds purchased and securities sold under agreements to repurchase	33,712	32,142	64,715	67,557
FHLB advances and other borrowings	545,413	759,803	1,125,071	1,539,000
Total interest expense	1,690,837	2,510,794	3,446,559	5,107,156

Net interest income before provision for loan losses	3,468,966	4,221,184	6,931,724	8,726,008
Provision for loan losses	15,000	1,465,000	30,000	2,480,000
Net interest income after the provision for loan losses	3,453,966	2,756,184	6,901,724	6,246,008

NONINTEREST INCOME
Customer service fee	225,263	342,126	440,714	684,040
Net gains from sale of securities	47,742	618,745	47,742	639,587
Net gains from sale of loans and other assets	21,517	109,593	55,544	129,886
Other noninterest income	21,531	20,757	41,810	41,371
Total noninterest income	316,053	1,091,221	585,810	1,494,884

NONINTEREST EXPENSE
Salaries and employee benefits	1,501,836	1,521,216	3,044,538	3,154,560
Net occupancy and equipment expense	350,280	368,506	756,614	723,689
Depository insurance	241,505	259,904	564,160	529,643
Foreclosed assets, net	716,505	796,345	1,078,075	992,518
Other operating expense	847,281	938,388	1,630,635	1,883,947
Total noninterest expense	3,657,407	3,884,359	7,074,022	7,284,357

Income (loss) before provision for income taxes	112,612	(36,954)	413,512	456,535
Provision (benefit) for income taxes	(28,675)	(55,099)	19,950	94,602

Net income	141,287	18,145	393,562	361,933

Preferred stock dividend requirements	93,075	-	185,400	-
Accretion on preferred stock discount	9,000	-	9,000	-

Net income available to common shareholders	$39,212	$18,145	$199,162	$361,933

EARNINGS PER COMMON SHARE
Basic net income per common share	$0.01	$-	$0.03	$0.06
Diluted net income per common share	$0.01	$-	$0.03	$0.06

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$-

The Notes to Consolidated Financial Statements are an intergral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the six months ended June 30, 2011

						Accumulated
				Additional		Other	Total
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Stock	Capital	(Deficit)	Income	Equity

BALANCE, December 31, 2010		$2,727,424	$6,500,396	$21,237,298	$(4,317,130)	$(328,835)	$25,819,153

Employee compensation stock option expense		-	-	39,570	-	-	39,570

Issuance of Series A Convertible Preferred Stock		1,804,092	-	-	-	-	1,804,092

Preferred stock dividends paid		-	-	-	(92,325)	-	(92,325)

Accrection on preferred stock		9,000	-	-	(9,000)	-	-

Comprehensive income:
Net income	$393,562	-	-	-	393,562	-	393,562

Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale, net of reclassification adjusment	895,570	-	-	-	-	895,570	895,570

Total comprehensive income	$1,289,132

BALANCE, June 30, 2011		$4,540,516	$6,500,396	$21,276,868	$(4,024,893)	$566,735	$28,859,622

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Unaudited
	Six months ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$393,562	$361,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,415	233,564
Provision for loan losses	30,000	2,480,000
Stock compensation expense	39,570	37,306
Net (gains) losses on sales of loans and other assets	858,143	(386,195)
Changes in other operating assets and liabilities:
Net change in loans held for sale	(298,500)	(371,000)
Accrued interest receivable	28,874	(141,737)
Accrued interest payable	3,462	23,222
Other assets and liabilities	818,835	26,417
Net cash provided by operating activities	2,029,361	2,263,510

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	689,587	50,499,955
Securities held to maturity	13,872	20,266
Purchase of securities available for sale	(250,000)	(53,138,697)
Purchase of Federal Home Loan Bank stock	-	(93,700)
Loan originations and principal collections, net	3,235,943	12,633,191
Purchase of bank premises and equipment	92,018	(2,299)
Proceeds from sale of bank premises and equipment	-	199,664
Proceeds from sale of other real estate and other assets	3,474,865	4,516,827
Net cash provided by investing activities	7,256,285	14,635,207

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in deposits	(526,125)	(4,093,656)
Net increase / (decrease) in federal funds purchased and securities sold under agreements to repurchase	2,685,897	(2,216,720)
Net payments on Federal Home Loan Bank advances and other borrowings	(6,235,000)	(5,100,000)
Payment of dividends on preferred stock	(92,325)	-
Issuance of preferred stock	1,804,092	-
Net cash used in financing activities	(2,363,461)	(11,410,376)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,922,185	5,488,341

CASH AND CASH EQUIVALENTS, beginning of period	22,981,952	38,202,205

CASH AND CASH EQUIVALENTS, end of period	$29,904,137	$43,690,546

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,443,097	$5,083,934
Cash paid during the period for taxes	-	500,000

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$9,838,317	$4,365,571

The Notes to Consolidated Financial Statements are an intergral part of these statements.

 CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business-Cornerstone is a bank holding company whose primary business is performed by its wholly-owned subsidiary, Cornerstone Community Bank (the “Bank”).  The Bank provides a full range of banking services to the Chattanooga, Tennessee market.  The Bank has also established a loan production office (“LPO”) in Dalton, Georgia to further enhance the Bank’s lending markets.  The Bank specializes in small business and commercial lending.  The Bank has a wholly-owned subsidiary, Eagle Financial, Inc. (“Eagle”), which specializes in finance and accounts receivable factoring.

Interim Financial Information (Unaudited)-The financial information in this report for June 30, 2011 and June 30, 2010 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2010 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in April of 2011. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices.  In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01).  The FASB determined that certain provisions relating to troubled debt restructurings (TDRs) should be deferred until additional guidance and clarification on the definition of TDRs is issued.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 amends Accounting Standards Codification (ASC) Topic 310, Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  ASU 2011-02 also makes disclosure requirements deferred under ASU 2011-01 effective for interim and annual periods beginning on or after June 15, 2011.  The Company is evaluating the effect, if any, the adoption of ASU 2011-02 will have on its consolidated financial statements.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations.  The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company is evaluating the effect, if any, the adoption of ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement.  A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend to change the application of existing requirements under the ASC Topic 820, Fair Value Measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company is evaluating the impact adoption of ASU 2011-04 will have on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB.  The amendments require that all nonowner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning December 15, 2011.  The Company is evaluating the impact adoption of ASU 2011-05 will have on its financial statements.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three and six month periods ended June 30, 2011 and June 30, 2010.

	Three Months Ended June 30,
Basic earnings per common share calculation:	2011	2010
Numerator: Net income available to common shareholders	$39,212	$18,145
Denominator: Weighted avg. common shares outstanding	6,500,396	6,500,396
Effect of dilutive stock options	-	-
Diluted shares	6,500,396	6,500,396

Basic earnings per common share	$0.01	$-
Diluted earnings per common share	$0.01	$-

	Six Months Ended June 30,
Basic earnings per common share calculation:	2011	2010
Numerator: Net income available to common shareholders	$199,162	$361,933
Denominator: Weighted avg. common shares outstanding	6,500,396	6,500,396
Effect of dilutive stock options	-	-
Diluted shares	6,500,396	6,500,396

Basic earnings per common share	$0.03	$0.06
Diluted earnings per common share	$0.03	$0.06

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of ASC 718, Compensation –Stock Compensation.  As a result, for the six month period ended June 30, 2011, the compensation cost charged to earnings related to the vested incentive stock options was approximately $40,000, which had no material impact on earnings per share.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock.  The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant.  The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant.  The incentive stock options vest 30% on the second anniversary of the grant date, 60% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date, and the non-qualified stock options vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date.  The options expire ten years from the grant date.  At June 30, 2011, the total remaining compensation cost to be recognized on non-vested options is approximately $346,000.  A summary of the status of these stock option plans is presented in the following table:

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2010	520,900	$5.79	4.0 Years	$-
Granted	211,000	1.70	9.9 Years	-
Exercised	-	-
Forfeited	149,300	4.59
Outstanding at June 30, 2011	582,600	$4.63	6.2 Years	$-
Options exercisable at June 30, 2011	296,915	$6.66		-

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2011 was $0.83.  This was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	7.0 Years
Expected volatility	43.11%
Risk-free interest rate	2.81%

Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock.  On October 15, 1997, the Bank stock options were converted to Cornerstone stock options.  Only non-qualified stock options may be granted under the plan.  The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the maximum term is ten years.  Vesting is 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date.  At June 30, 2011, there was no remaining compensation cost to be recognized on non-vested options.  A summary of the status of this stock option plan is presented in the following table:

Weighted-
Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2010	100,250	$9.42	5.7 Years	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2011	100,250	$9.42	5.2 Years	$-
Options exercisable at June 30, 2011	100,250	$9.42

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Debt securities available-for-sale:	Cost	Gains	Losses	Value
U.S. Government agencies	$4,282,294	$14,836	$-	$4,297,130

State and municipal securities	21,108,697	702,072	(37,524)	21,773,245

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	15,453,645	252,356	(3,120)	15,702,881

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	67,554,290	224,307	(220,605)	67,557,992

	$108,398,926	$1,193,571	$(261,249)	$109,331,248

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$81,534	$2,300	$-	$83,834

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Debt securities available-for-sale:	Cost	Gains	Losses	Value
U.S. Government agencies	$4,571,444	$15,635	$-	$4,587,079

State and municipal securities	20,868,771	191,429	(323,988)	20,736,212

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	18,747,272	130,609	(24,856)	18,853,025

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	64,575,092	135,479	(636,453)	64,074,118

	$108,762,579	$473,152	$(985,297)	$108,250,434

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$95,702	$2,686	$-	$98,388

At June 30, 2011, securities with a fair value totaling approximately $104 million were pledged to secure public funds, securities sold under agreements to repurchase, the Federal Home Loan Bank (sometimes referred to herein as “FHLB”) as collateral for the Bank’s borrowings, as collateral for federal funds purchased from other financial institutions and serve as collateral at the Federal Reserve Discount Window.

The amortized cost and estimated market value of securities at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$299,873	$300,779	$-	$-
Due from one year to five years	1,175,214	1,265,987	-	-
Due from five years to ten years	4,407,278	4,596,163	-	-
Due after ten years	19,508,626	19,907,446	-	-
	25,390,991	26,070,375	-	-

Mortgage-backed securities	83,007,935	83,260,873	81,534	83,834

	$108,398,926	$109,331,248	$81,534	$83,834

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, as of June 30, 2011 and as of December 31, 2010:

	As of June 30, 2011
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
State and municipal securities	$845,897	$(37,524)	$-	$-	$845,897	$(37,524)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	-	-	2,744,919	(3,120)	2,744,919	(3,120)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	31,258,737	(220,379)	1,159,526	(226)	32,418,263	(220,605)
	$32,104,634	$(257,903)	$3,904,445	$(3,346)	$36,009,079	$(261,249)

	As of December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
State and municipal securities	$6,110,458	$(154,802)	$6,440,892	$(169,186)	$12,551,350	$(323,988)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	5,647,347	(24,856)	-	-	5,647,347	(24,856)
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	34,694,782	(636,453)	-	-	34,694,782	(636,453)
	$46,452,587	$(816,111)	$6,440,892	$(169,186)	$52,893,479	$(985,297)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at June 30, 2011 or December 31, 2010.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At June 30, 2011 and December 31, 2010, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

State and municipal securities:  At June 30, 2011, 2 investments in obligations of state and municipal securities had unrealized losses.  The Bank believes the unrealized losses on those investments were caused by the interest rate environment and does not relate to the underlying credit quality of the issuers.  Because the Bank has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Mortgage-backed securities:  At June 30, 2011, 7 investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at June 30, 2011.

Note 4. Loans and Allowance for Loan Losses

At June 30, 2011 and December 31, 2010, loans are summarized as follows (in thousands):

	June 30,	December 31,
	2011	2010
Commercial real estate-mortgage:
Owner-occupied	$63,801	$64,971
All other	62,060	64,060
Consumer real estate-mortgage	68,030	71,878
Construction and land development	29,637	29,848
Commercial and industrial	43,673	51,160
Consumer and other	2,970	3,330
Total loans	270,171	285,247
Less: Allowance for loan losses	(6,814)	(9,132)

Loans, net	$263,357	$276,115

The composition of loans by primary loan classification as well as impaired and performing loan status at June 30, 2011 and December 31, 2010 is summarized in the tables below (dollar amounts in thousands):

June 30, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$114,475	$59,008	$28,262	$41,952	$2,970	$246,667
Impaired loans	11,386	9,022	1,375	1,721	-	23,504
Total	$125,861	$68,030	$29,637	$43,673	$2,970	$270,171

December 31, 2010	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$119,084	$61,455	$27,774	$50,492	$3,279	$262,084
Impaired loans	9,947	10,423	2,074	668	51	23,163
Total	$129,031	$71,878	$29,848	$51,160	$3,330	$285,247

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables show the allowance allocation by loan classification for impaired and performing loans as of June 30, 2011 and December 31, 2010 (dollar amounts in thousands):

June 30, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$1,983	$1,079	$559	$678	$62	$4,361
Impaired loans	1,192	851	-	410	-	2,453
Total	$3,175	$1,930	$559	$1,088	$62	$6,814

December 31, 2010	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$887	$691	$3,178	$588	$48	$5,392
Impaired loans	906	2,420	60	337	17	3,740
Total	$1,793	$3,111	$3,238	$925	$65	$9,132

The following tables detail the changes in the allowance for loan losses for the six month period ending June 30, 2011 and year ending December 31, 2010 by loan classification (dollars in thousands):

June 30, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,793	$3,111	$3,238	$925	$65	$9,132
Charged-off loans	(1,188)	(1,429)	(60)	(21)	(9)	(2,707)
Recovery of charge-offs	240	12	24	70	13	359
Provision for loan losses	2,330	236	(2,643)	114	(7)	30
Ending balance	$3,175	$1,930	$559	$1,088	$62	$6,814

December 31, 2010	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	And	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,189	$719	$3,179	$786	$32	$5,905
Charged-off loans	(2,309)	(562)	(1,260)	(443)	(114)	(4,688)
Recovery of charge-offs	213	54	19	282	56	624
Provision for loan losses	2,700	2,900	1,300	300	91	7,291
Ending balance	$1,793	$3,111	$3,238	$925	$65	$9,132

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table outlines the amount of each loan classification  and the amount categorized into each risk rating as of June 30, 2011 and December 31, 2010 (amounts in thousands):

June 30, 2011	Commercial	Consumer	Construction	Commercial
	Real estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$101,708	$51,008	$25,489	$36,040	$2,893	$223,138
Special mention	11,627	3,555	1,825	5,603	27	22,637
Substandard	1,140	4,445	948	309	50	6,892
Substandard-impaired	8,852	9,022	1,375	1,721	-	20,970
Doubtful	2,534	-	-	-	-	2,534
	$125,861	$68,030	$29,637	$43,673	$2,970	$270,171

December 31, 2010	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$97,692	$49,974	$24,401	$41,963	$3,215	$217,245
Special mention	19,289	3,786	2,121	7,405	54	32,655
Substandard	2,103	7,695	1,252	1,124	10	12,184
Substandard-impaired	9,947	10,423	2,074	668	51	23,163
	$129,031	$71,878	$29,848	$51,160	$3,330	$285,247

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Unpaid		Average
	Principal	Related	Recorded
	Balance	Allowance	Investment
Impaired loans with no recorded allowance
Commercial real estate – mortgage	$5,411	$-	$3,591
Consumer real estate – mortgage	5,380	-	4,612
Construction and land development	1,375	-	1,056
Commercial and industrial	1,180	-	938
Consumer and other	-	-	-
Total	$13,346	$-	$10,197

Impaired loans with a recorded allowance
Commercial real estate – mortgage	$5,975	$1,192	$6,001
Consumer real estate – mortgage	3,642	851	6,286
Construction and land development	-	-	365
Commercial and industrial	541	410	604
Consumer and other	-	-	155
Total	$10,158	$2,453	$13,411

Total impaired loans	$23,504	$2,453	$23,608

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2010	Unpaid		Average
	Principal	Related	Recorded
	Balance	Allowance	Investment
Impaired loans with no recorded allowance
Commercial real estate – mortgage	$1,663	$-	$2,747
Consumer real estate – mortgage	998	-	776
Construction and land development	1,793	-	1,526
Commercial and industrial	70	-	782
Consumer and other	2	-	1
Total	$4,526	$-	$5,832

Impaired loans with a recorded allowance
Commercial real estate – mortgage	$8,284	$906	$8,494
Consumer real estate – mortgage	9,425	2,420	8,968
Construction and land development	281	60	2,674
Commercial and industrial	598	337	1,060
Consumer and other	49	17	178
Total	$18,637	$3,740	$21,374

Total impaired loans	$23,163	$3,740	$27,206

Interest income recognized on impaired loans was approximately $643,000 and $943,000 for the six month ending June 30, 2011 and the year ending December 31, 2010, respectively.  There was no interest income recognized on a cash basis on impaired loans during these periods.

Impaired loans also include loans that the Bank may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes the potential losses, if any, that the Bank may have to otherwise incur.   These loans are classified as impaired loans.  At June 30, 2011 and December 31, 2010, there were approximately $1.8 million and $948 thousand, respectively, of accruing restructured loans that remain in a performing status.

The following tables present an aged analysis of past due loans as of June 30, 2011 and December 31, 2010 (dollars in thousands):

June 30, 2011	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate:
Owner-occupied	$567	$-	$2,727	$3,394	$60,507	$63,801
All other	147	-	843	990	61,070	62,060
Consumer real estate-mortgage	1,010	-	3,122	4,132	63,898	68,030
Construction and land development	140	-	428	568	29,069	29,637
Commercial and industrial	170	-	76	141	43,532	43,673
Consumer and other	12	-	37	49	2,921	2,970
Total	$2,046	$-	$7,233	$9,174	$260,997	$270,171

December 31, 2010	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate:
Owner-occupied	$985	$-	$618	$1,603	$63,368	$64,971
All other	203	-	7,808	8,011	56,049	64,060
Consumer real estate-mortgage	631	-	5,114	5,745	66,133	71,878
Construction and land development	317	-	-	317	29,531	29,848
Commercial and industrial	116	-	75	191	50,969	51,160
Consumer and other	54	-	18	72	3,258	3,330
Total	$2,306	$-	$13,633	$15,939	$269,308	$285,247

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should customers default on their resulting obligation, the Bank’s maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at June 30, 2011 is as follows:

Commitments to extend credit	$26.1million
Standby letters of credit	$3.1 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at June 30, 2011 will not have a material effect on Cornerstone’s consolidated financial statements.

Note 6. Fair Value Disclosures

Fair Value Measurements:

Cornerstone uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the Fair Value Measurements and Disclosures ASC Topic 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments.  There have been no changes in the methodologies used at June 30, 2011 and December 31, 2010.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$4,297,130	$-	$4,297,130	$-
State and municipal securities	21,773,245	-	21,773,245	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	15,702,881	-	15,702,881	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	67,557,992	-	67,557,992	-

Total securities available for sale	$109,331,248	$-	$109,331,248	$-

Cash surrender value of life insurance	$1,150,299	$-	$1,150,299	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The tables below present information about assets and liabilities on the balance sheet at June 30, 2011 for which a nonrecurring change in fair value was recorded.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$7,705	$-	$7,705	$-
Foreclosed assets (OREO & Repossessions)	20,058	-	20,058	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at June 30, 2011.  Losses derived from Level 2 inputs were calculated by models incorporating significant observable market data.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount and estimated fair value of Cornerstone's financial instruments at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$29,904	$29,904	$22,982	$22,982
Securities	109,413	109,415	108,346	108,349
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	263,357	264,989	276,115	277,796
Cash surrender value of life insurance	1,150	1,150	1,114	1,114
Accrued interest receivable	1,298	1,298	1,326	1,326

Liabilities:
Noninterest-bearing demand deposits	42,355	42,355	28,980	28,980
Interest-bearing demand deposits	26,262	26,262	24,834	24,834
Savings deposits and money market accounts	38,425	38,425	34,042	34,042
Time deposits	227,879	229,978	247,591	249,990
Federal funds purchased and securities sold under agreements to repurchase	27,011	27,011	24,325	24,325
Federal Home Loan Bank advances
and other borrowings	48,480	48,480	54,715	54,715
Accrued interest payable	180	180	177	177

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Note 7.  Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale.  The following is a summary of other comprehensive income for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30,
	2011	2010
Net income	$141,287	$18,145
Unrealized holding gains on securities available for sale, net of reclassification	548,868	804,973

Comprehensive income	$690,155	$823,118

	Six Months Ended
	June 30,
	2011	2010
Net income	$393,562	$361,933
Unrealized holding gains on securities available for sale, net of reclassification	895,570	1,187,951

Comprehensive income	$1,289,132	$1,549,884

Cornerstone Bancshares, Inc.
Net Interest Margin Analysis
Taxable Equivalent Basis

	Three months ended
	June 30
(Amounts in thousands)
Assets	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$271,952	$4,521	6.67%	$321,455	$5,494	6.86%
Investment securities	119,751	621	2.36%	151,220	1,216	3.44%
Other earning assets	24,902	17	0.28%	33,957	22	0.26%
Total earning assets	416,605	$5,159	5.05%	506,632	$6,732	5.39%
Allowance for loan losses	(7,285)			(6,797)
Cash and other assets	36,152			29,821
TOTAL ASSETS	$445,472			$529,656

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$28,402	$23	0.33%	$42,565	$36	0.34%
Savings deposits	9,938	13	0.51%	9,090	12	0.51%
MMDA's	25,927	64	0.99%	21,952	52	0.95%
Time deposits	236,873	1,012	1.71%	299,720	1,619	2.17%
Federal funds purchased and securities
sold under agreements to repurchase	24,288	34	0.56%	23,807	32	0.54%
Other borrowings	50,678	545	4.32%	69,833	760	4.36%
Total interest-bearing liabilities	376,107	1,691	1.80%	466,967	2,511	2.16%
Net interest spread		$3,468	3.25%		$4,221	3.24%
Noninterest-bearing demand deposits	41,486			39,061
Accrued expenses and other liabilities	167			(5,477)
Shareholders' equity	27,712			29,105
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$445,472			$529,656
Net yield on earning assets			3.42%			3.41%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		85			81
Total adjustment		85			81

Cornerstone Bancshares, Inc.
Net Interest Margin Analysis
Taxable Equivalent Basis

	Six months ended
	June 30
(Amounts in thousands)
Assets	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$278,090	$9,160	6.64%	$325,715	$11,442	7.08%
Investment securities	114,825	1,190	2.39%	143,072	2,346	3.52%
Other earning assets	23,959	28	0.24%	39,927	45	0.23%
Total earning assets	416,874	$10,378	5.10%	508,714	$13,833	5.55%
Allowance for loan losses	(8,173)			(6,397)
Cash and other assets	32,967			29,653
TOTAL ASSETS	$441,668			$531,970

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$27,998	$45	0.32%	$35,277	$66	0.38%
Savings deposits	9,720	25	0.51%	8,910	23	0.51%
MMDA's	25,186	123	0.99%	22,830	108	0.96%
Time deposits	240,427	2,064	1.73%	303,357	3,303	2.20%
Federal funds purchased and securities
sold under agreements to repurchase	23,461	65	0.56%	23,723	68	0.57%
Other borrowings	52,507	1,125	4.32%	71,063	1,539	4.37%
Total interest-bearing liabilities	379,299	3,447	1.83%	465,160	5,107	2.21%
Net interest spread		$6,931	3.27%		$8,726	3.33%
Noninterest-bearing demand deposits	35,259			43,610
Accrued expenses and other liabilities	(91)			(5,688)
Shareholders' equity	27,200			28,888
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$441,668			$531,970
Net yield on earning assets			3.44%			3.52%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		170			155
Total adjustment		170			155

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

The following is a discussion of our financial condition at June 30, 2011 and December 31, 2010 and our results of operations for the three and six months ended June 30, 2011 and 2010. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of June 30, 2011, Cornerstone had total consolidated assets of $441.2 million, total loans of $270.2 million, total securities of $109.4 million, total deposits of $334.9 million and stockholders’ equity of $28.9 million. Net income for the three and six month period ended June 30, 2011 totaled $141,287 and $393,562, respectively.

Results of Operations

Net income for the three months ended June 30, 2011 was $141,287 or $0.01 basic earnings per common share, compared to a net income of $18,145 or $0.00 basic earnings per common share, for the same period in 2010.  Net income for the six months ended June 30, 2011 was $393,562 or $0.03 basic earnings per common share, compared to a net income of $361,933 or $0.06 basic earnings per common share, for the same period in 2010.

The following table presents our results for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 (amounts in thousands).

			2011-2010				2011-2010
	Three months		Percent	Dollar	Six months		Percent	Dollar
	ended June 30,		Increase	Amount	ended June 30,		Increase	Amount
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Interest income	$5,160	$6,732	(23.35)%	$(1,572)	$10,378	$13,833	(24.98)%	$(3,455)
Interest expense	1,691	2,511	(32.66)%	(820)	3,446	5,107	(32.52)%	(1,661)
Net interest income
before provision for loss	3,469	4,221	(17.82)%	(752)	6,932	8,726	(20.56)%	(1,794)

Provision for loan loss	15	1,465	(98.98)%	(1,450)	30	2,480	(98.79)%	(2,450)
Net interest income after
provision for loan loss	3,454	2,756	25.33%	698	6,902	6,246	10.50%	656

Total noninterest income	316	1,091	(71.04)%	(775)	586	1,494	(60.78)%	(908)
Total noninterest expense	3,657	3,884	(5.84)%	(227)	7,074	7,284	(2.88)%	(210)

Income / (loss) before income taxes	113	(37)	405.41%	150	414	456	9.21%	(42)

Provision/(benefit)for income taxes	(28)	(55)	49.09%	27	20	94	78.72%	(74)

Net income	$141	$18	683.33%	$123	$394	$362	(8.84)%	$32

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities.  Net interest income is also the most significant component of our earnings.  For the three months ended June 30, 2011, net interest income before the provision for loan loss, decreased $752 thousand or 17.82% over the same period of 2010.  For the six months ended June 30, 2011, net interest income before the provision for loan loss, decreased $1.8 million or 20.56%.

Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) was 3.25% compared to 3.24% for the three month periods ended June 30, 2011 and 2010, respectively. Cornerstone’s interest rate spread for the six month period ended June 30, 2011 was 3.27% compared to 3.33% for the same time period in 2010.

The net interest margin on a tax equivalent basis was 3.42% and 3.41% for the three month periods ended  June 30, 2011 and 2010, respectively.  Cornerstone’s net interest margin for the six month period ended June 30, 2011 was 3.44% compared to 3.52% for the same period in 2010.

Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

Cornerstone’s net interest income has been negatively impacted by a reduction in the Bank’s earning assets.  For the three months ended June 30, 2010, Cornerstone had approximately $507 million in average earning assets.  For the second quarter of 2011, Cornerstone’s average earning assets had decreased to approximately $417 million.  The decrease  is approximately $90 million or 17.75%.  As a direct result, Cornerstone’s net interest income decreased 17.82%.  Cornerstone was, however, able to maintain its net interest margin by reducing its most expensive liabilities in proportion to the reduction of earning assets.

As of June 30, 2011, the Bank’s total loans equaled approximately $270.2 million compared to approximately $318.8 million as of June 30, 2010.  The reduction in loans is a result of increased loan competition in the Bank’s local market resulting in refinances and loans that have been transferred into the Bank’s other real estate owned  asset category as a result of foreclosure.  In response to the decrease in loans, the Bank’s Asset-Liability Committee is proactively managing the Bank’s interest-bearing liabilities which enabled the Bank to reduce its interest expense during the second quarter by approximately $820 thousand or 32.66% when comparing the three months ended June 30, 2011 to June 30, 2010.  For the six months ended June 30, 2011, the Bank was able to reduce its interest expense by approximately $1,661 or 32.52% compared to the six months ended June 30, 2010.  Currently, the Bank is attempting to increase its loan portfolio and thereby improve its net interest income.

For the six month periods ended June 30, 2011, the Bank’s investment portfolio yielded 2.39% compared to 3.52% for the same time period in 2010.  The Bank decreased the amount of its investment portfolio from approximately $129.7 million as of June 30, 2010 to approximately $109.4 million as of June 30, 2011.  The reduction in investments is due in part to a decrease in pledging requirements as the Bank has repaid $22 million in Federal Home Loan Bank advances since March 31, 2010.  Further, the Bank liquidated the majority of its fixed rate mortgage backed securities during 2010.  A portion of the proceeds from the securities sold were reinvested into variable rate mortgage backed securities.  However, the Bank intends to increase its loan portfolio over the remainder of 2011, instead of reacquiring securities.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to $15 thousand for the three months ended June 30, 2011 and $30 thousand for the six months ended June 30, 2011.

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

The following table presents the components of noninterest income for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

			2011-2010			2011-2010
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Service charges on deposit accounts	$225	$342	(34.21)%	$441	$684	(35.53)%
Realized gains on sale of securities	48	618	(92.23)%	48	640	(92.50)%
Net gains / (losses) on sale of loans and other assets	21	110	(80.91)%	55	130	(57.69)%
Other noninterest income	22	21	2.53%	42	40	4.53%
Total noninterest income	$316	$1,091	(71.08)%	$586	$1,494	(60.79)%

Significant matters relating to the changes in noninterest income are presented below:

The Bank has experienced a decrease in its service charges on deposit accounts during 2011 due to a continued reduction in customer overdraft charges.

The Bank exited the ACH payroll processing business during 2010 due to increased regulatory requirements and expects service charges on deposit accounts to drop approximately $20 thousand a month as a result.

The Bank expects to originate Small Business Administration (“SBA”) qualifying loans and sale the SBA qualified portion of the loans to third parties during the third and fourth quarters of 2011.  The origination and sale of these loans would increase the Bank’s net gain on sale of loans and other assets.

During 2010, the Bank elected to convert a significant amount of its security portfolio from a fixed interest rate position to a variable interest rate position.  This change negatively impacted the Bank’s investment yield in the short-term.  For example, the yield on investment securities for the three months ended June 30, 2011 was 2.36% compared to a three month yield of 3.44% as of June 30, 2010.  The Bank’s Investment Committee and Asset-Liability Committees elected to make this adjustment to provide an interest rate hedge in anticipation of interest rates increasing in the future.  The adjustment of the portfolio also allowed the Bank to realize approximately $640 thousand in gains on the sale of securities during the first six months of 2010.  The Bank’s Investment Committee has elected to sell a small number of securities in 2011 resulting in a gain of approximately $48 thousand.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance, net foreclosed assets expense and other operating expense.

The following table presents the components of noninterest expense for the three and six months ended June 30, 2011 and 2010 (dollars in thousands).

			2011-2010			2011-2010
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase /	June 30,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Salaries and employee benefits	$1,502	$1,521	(1.25)%	$3,045	$3,155	(3.49)%
Occupancy and equipment expense	350	369	(5.15)%	756	723	4.56%
Foreclosed asset expense, net	717	796	(9.92)%	1,078	993	8.56%
FDIC depository insurance	241	260	(7.31)%	564	529	6.65%
Other operating expense	847	938	(9.70)%	1,631	1,884	(13.43)%
Total noninterest expense	$3,657	$3,884	(5.84)%	$7,074	$7,284	(2.88)%

Significant matters relating to the changes to noninterest expense are presented below:

Cornerstone reduced its employee expense by controlling cost of living adjustment raises over the last three years and through an overall reduction in employees.  The Bank anticipates employee expense will increase slightly as Cornerstone adds additional talent to handle the increasing regulatory documentation.  The Bank expects employee expense to continue to climb into 2012 as employee benefits are resumed as the Bank’s performance improves.

As of June 30, 2011, the Bank had incurred approximately $850 thousand in write-down of other real estate and repossessed assets.  The write-down of other real estate totaled approximately $800 thousand as of June 30, 2011.  The write-downs were the result of required annual appraisal updates.  The largest write-down involved a Chattanooga, Tennessee subdivision which declined in value by approximately 25% from the previous appraisal performed in 2010.  The majority of the repossessed asset write-down occurred during the first quarter of 2011 and was centered on a houseboat that the Bank had owned for approximately one year.  The Bank has subsequently sold the asset for approximately $100 thousand.  The Bank anticipates additional other real estate write-downs during the remainder of 2011 and into 2012 due to a declining trend in real estate values.  Finally, during the second quarter of 2011, the Bank was able to increase its revenue from its other real estate owned to fully cover the non-write-down expense of the properties.

Depository insurance during the second quarter decreased from approximately $260 thousand as of June 30, 2010 to approximately $241 thousand as of June 30, 2011.  The decrease in insurance assessment was the result of the Bank’s decrease in total deposits.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled approximately $441.5 million as of December 31, 2010.  As of June 30, 2011, total consolidated assets totaled approximately $441.2 million.

Liabilities as of June 30, 2011 and December 31, 2010 totaled approximately $412.4 million and $415.7 million, respectively.

Stockholders’ equity as of June 30, 2011 and December 31, 2010 totaled approximately $28.9 million and $25.8 million, respectively.

Securities-The Bank’s investment portfolio, primarily consisting of Ginnie Mae Agency, mortgage-backed securities and municipal securities, amounted to approximately $109.4 million as of June 30, 2011 compared to approximately $108.3 million as of December 31, 2010. The primary purposes of the Bank’s investment portfolio are to provide liquidity, satisfy pledging requirements, collateralize the Bank’s repurchase accounts and secure the Bank’s FHLB borrowings.

Loans-The composition of loans at June 30, 2011 and at December 31, 2010 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage
Owner-occupied	$63,801	23.62%	$64,971	22.78%
All other	62,060	22.97%	64,060	22.46%
Consumer real estate-mortgage	68,030	25.18%	71,878	25.20%
Construction and land development	29,637	10.97%	29,848	10.46%
Commercial and industrial	43,673	16.16%	51,160	17.94%
Consumer and other	2,970	1.10%	3,330	1.16%
Total loans	270,171	100.00%	285,247	100.00%
Less: Allowance for loan losses	(6,814)		(9,132)

Loans, net	$263,357		$276,115

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

During the first and second quarters of 2011, the Bank added minimal provision to the loan loss allowance. Management believes that it has established an allowance for loan losses that adequately accounts for the Bank’s identified loan impairment.  However, additional provision to the loan loss allowance may be needed in future quarters as the Bank works its problem assets through the collection cycle.

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2011 and for the year ended December 31, 2010 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	June 30,	December 31,
	2011	2010
Balance, beginning of period	$9,132	$5,905
Loans charged-off	(2,707)	(4,688)
Recoveries of loans previously charged-off	359	624
Provision for loan losses	30	7,291
Balance, end of period	$6,814	$9,132

Total loans	$270,171	$285,247

Ratio of allowance for loan losses to loans
outstanding at the end of the period	2.52%	3.20%

Ratio of net charge-offs to total loans
outstanding for the period	0.87%	1.42%

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

The Bank has experienced a stabilization in its loan quality as the Chattanooga, Tennessee Metropolitan Statistical Area begins to recover from a long economic downturn.  The number and dollar amount of impaired loans remained consistent during 2011 as the Bank continued to systematically review its loan portfolio to proactively identify possible impaired loans.  Management anticipates that its loan asset quality will improve as the economy recovers from the current economic downturn.

The following table summarizes Cornerstone’s non-performing assets at each quarter end from September 30, 2010 to June 30, 2011 (amounts in thousands):

	June 30,	March 31,	December 31,	September 30,
	2011	2011	2010	2010
Non-accrual loans	$7,233	$6,271	$13,633	$10,532
Foreclosed assets	20,058	20,464	12,809	13,427
Total non-performing assets	$27,291	$26,735	$26,442	$23,959

30-89 days past due loans	$2,046	$8,438	$2,306	$1,595

Total loans outstanding	$270,171	$273,750	$285,247	$292,046

Allowance for loan losses	6,814	7,914	9,132	6,271

Ratio of non-performing loans
to total loans outstanding
at the end of the period	2.68%	2.29%	4.78%	3.61%

Ratio of non-performing assets
to total allowance for loan losses
at the end of the period	400.51%	337.82%	289.55%	382.06%

As of June 30, 2011, the Bank has experienced a material decrease in 30-89 days past due loans when compared to the first quarter of 2011.   The decrease is primarily attributable to two relationships.  One of the relationships has moved to the Bank’s other real estate owned and is producing rental income for the Bank.  The second relationship is currently on non-accrual.  However, the borrower is in active negotiations to sell the property and is fully cooperating with the Bank.

Non-accrual loans increased from first the quarter of 2011 to approximately $7.2 million as of June 30, 2011.  The slight increase was due to the above mentioned relationship which should be resolved prior to year end 2011. The non-accrual loan total has one other relationship of approximately $3 million. The relationship is in bankruptcy and the courts are presently making payments on several income producing parcels of commercial real estate.  The two relationships represent approximately 76 percent of the total non-accrual amount.

The Bank’s foreclosed assets remained consistent compared to March 31, 2011 as the Bank sold approximately $2.4 million and added a similar amount.  Management will continue its efforts to liquidate all foreclosed assets, especially non-income producing properties that have a negative impact on earnings.  During the third quarter of 2011, the Bank anticipates moving all its income producing properties to its existing subsidiary Eagle Financial, Inc.

The Bank is experiencing increasing interest in its properties and expects a decrease in the amount of foreclosed assets.  The Bank currently has approximately $1.3 million under contract to sell during the third quarter of 2011.  Management expects further sales to finalize during the remainder of 2011 as well.

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

	June 30, 2011		December 31, 2010
Core funding:	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$42,355	10.41%	$28,980	7.07%
Interest-bearing demand deposits	26,262	6.45%	24,834	6.06%
Savings & money market accounts	38,425	9.44%	34,042	8.31%
Time deposits under $100,000	125,196	30.77%	133,626	32.61%
Total core funding	232,238	57.07%	221,482	54.05%

Non-core funding:
Time deposit of $100,000 or more	$102,683	25.23%	$113,965	27.81%
Fed funds purchased and securities sold under agreements to repurchase	27,011	6.64%	24,325	5.94%
Federal Home Loan Bank advances	45,000	11.06%	50,000	12.20%
Total non-core funding	174,694	42.93%	188,290	45.95%

Total	$406,932	100.00%	$409,772	100.00%

The Bank has seen relative stability in its core deposit base but has purposely reduced its certificates of deposit as the loan portfolio decreased.  The Bank will continue to reduce its assets but will see future reduction primarily in cash and security balances.  To offset these future reductions the Bank expects continued reductions in certificates of deposit accounts and Federal Home Loan Bank borrowings.

Capital Resources-At June 30, 2011 and December 31, 2010, Cornerstone’s stockholders’ equity amounted to approximately $28.9 million and approximately $25.8 million, respectively.

Cornerstone’s stockholders’ equity increased approximately $3 million during the first six months of 2011.  The increase in equity can be attributed to Cornerstone’s 2011 earnings of approximately $394 thousand, additional capital from Cornerstone’s preferred stock offering of approximately $1.8 million and an increase in unrealized gain on securities available for sale of approximately $896 thousand.  Following is a summary of the Bank’s capital ratios as of June 30, 2011:

Tier 1 leverage ratio of 6.09% to average assets.
Tier 1 risk-based capital ratio of 9.39% to risk weighted assets.
Total risk-based capital ratio of 10.65% to risk weighted assets.

Cornerstone has requested permission from the Federal Reserve Bank of Atlanta (the “Federal Reserve”) to pay its scheduled May 2011dividend on its series A convertible preferred stock in the amount of $0.625 per share. Cornerstone is waiting for a final decision from the Federal Reserve authorizing the payment of the dividend.

Cornerstone had total outstanding borrowings of approximately $3.5 million as of June 30, 2011 with the Federal Deposit Insurance Corporation as Receiver for Silverton Bank, N.A.

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

Item 4T. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiary) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

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

Cornerstone Bancshares, Inc.

Date:	August 8, 2011	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes, President (principal executive officer)

Date:	August 8, 2011	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr. Senior Vice President and Chief Financial Officer (principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.