Form 10-K/A
period 2010-12-31
CORNERSTONE BANCSHARES INC
filed 2011-09-09
CIK 1038773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

(423) 385-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value

Indicate by check mark if Registrant is a well known seasoned issuer, as defined in Rule 405 of the of the Securities Act.
Yes ☐No ☒

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

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2010 was $12 million.  The market value calculation was determined using the closing sale price of the Registrant's common stock on June 30, 2010, as reported on the OTC Bulletin Board. For purposes of this calculation, the term "affiliate" refers to all directors, executive officers and 10% shareholders of the Registrant.  As of the close of business on December 31, 2010 there were 6,500,396 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders (the "2010 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

EXPLANATORY NOTE

The purpose of this Form 10-K/A, Amendment No. 1, is to respond to comments received by Cornerstone Bancshares, Inc., from the Securities and Exchange Commission's Division of Corporation Finance in a letter dated August 10, 2011 (the "Comment Letter") regarding our previously filed Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011 (the "Original Form 10-K").

In accordance with the suggestions made in the Comment letter, this amendment is being filed to include the following documents: Exhibit 10.5 – Stipulation to the Issuance of a Consent Order dated April 2, 2010 between Cornerstone Community Bank and a representative of the Legal Division of the Federal Deposit and Insurance Corporation (FDIC-10-037b), and (2) Exhibit 10.6 – Consent Order dated April 2, 2010 issued by the Federal Deposit and Insurance Corporation (FDIC-10-037b).  In addition, the exhibit list incorporated by reference into Item 15 of Part IV of the Original Form 10-K has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.  The certifications of our principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, respectively.

This Form 10-K/A amends and restates in its entirety Item 15 and the Index of Exhibits Index of the Original Form 10-K.  Except as noted above, this Form 10-K/A does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K.

The registrant hereby amends and restates section (a)(3) of "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" as follows:

(3) A list of exhibits filed with the Form 10-K or incorporated by reference is found in the Index of Exhibits  immediately following the Signature Page of the Form 10-K and incorporated herein by reference, except that the following exhibits are filed electronically with the Form 10-K/A, Amendment No. 1:

Exhibit No.	Description

10.5
Stipulation to the Issuance of a Consent Order dated April 2, 2010 between Cornerstone Community Bank and a representative of the Legal Division of the Federal Deposit and Insurance Corporation (FDIC-10-037b).

10.6	Consent Order dated April 2, 2010 issued by the Federal Deposit and Insurance Corporation (FDIC-10-037b).
31.1	Certification of principal executive officer.
31.2	Certification of principal financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC.

Date: September 9, 2011	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President
(principal executive officer)

By:	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 9, 2011.

Signature	Title

/s/ W. Miller Welborn W. Miller Welborn	Chairman of the Board of Directors

/s/ Nathaniel F. Hughes Nathaniel F. Hughes	President (principal executive officer) and Director

/s/ B. Kenneth Driver B. Kenneth Driver	Director

/s/ Karl Fillauer Karl Fillauer	Director

/s/ David Fussell David Fussell	Director

/s/ Lawrence D. Levine Lawrence D. Levine	Director

/s/ Frank S. McDonald Frank S. McDonald	Director

/s/ Doyce G. Payne Doyce G. Payne	Director

/s/ Billy O. Wiggins Billy O. Wiggins	Director

/s/ Marsha Yessick Marsha Yessick	Director

/s/ Gary W. Petty, Jr. Gary W. Petty, Jr.	Senior Vice President and Chief Financial Officer (principal financial officer and accounting officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
3.2	Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (2)
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.
10.1*	Cornerstone Bancshares, Inc. Statutory and Nonstatutory Stock Option Plan. (4)
10.2*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan. (5)
10.3*	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Plan. (6)
10.4*	Cornerstone Community Bank Employee Stock Ownership Plan. (7)
10.5
Stipulation to the Issuance of a Consent Order dated April 2, 2010 between Cornerstone Community Bank and a representative of the Legal Division of the Federal Deposit and Insurance Corporation (FDIC-10-037b). (8)

10.6	Consent Order dated April 2, 2010 issued by the Federal Deposit and Insurance Corporation (FDIC-10-037b). (9)
14	Code of Ethics. (10)
21	Subsidiaries of the registrant.
31.1	Certification of principal executive officer.
31.2	Certification of principal financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.
_______________________
*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.
(1)	Incorporated by reference to Exhibit 3.1 of the registrant's Form 10-Q/A filed on May 5, 2010.
(2)	Incorporated by reference to Exhibit 3 of the registrant's Form 8-K filed on June 29, 2010.
(3)	Incorporated by reference to Exhibit 3.2 of the registrant's Form 10-KSB filed on March 24, 2004.
(4)	Incorporated by reference to Exhibit 10.1 of the registrant's Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(5)	Incorporated by reference to Exhibit 99.1 of the registrant's Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(6)	Incorporated by reference to Exhibit 99.3 of the registrant's Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(7)	Incorporated by reference to Exhibit 10.1 of the registrant's Form 8-K filed on July 19, 2005.
(8)	Incorporated by reference to Exhibit 10.1 of the registrant's Form 8-K filed on April 8, 2010.
(9)	Incorporated by reference to Exhibit 10.1 of the registrant's Form 8-K filed on April 8, 2010.
(10)	Incorporated by reference to Exhibit 14 of the registrant's Form 10-KSB filed on March 24, 2004.