Form 10-Q
period 2011-09-30
CORNERSTONE BANCSHARES INC
filed 2011-11-14
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes  ☐    No  ☒

As of November 1, 2011 there were 6,500,396 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the following:  (i) the ability of Cornerstone Community Bank (the “Bank”) to comply with the requirements of the consent order issued by the Federal Deposit Insurance Corporation on April 2, 2010 or the written agreement entered with the Tennessee Department of Financial Institutions on April 8, 2010 (collectively, the “Action Plans”); (ii) the ability of Cornerstone to raise additional capital necessary to retire certain holding company loans and enable the Bank to achieve and maintain the elevated capital levels required under the Action Plans; (iii) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; (iv) increased competition with other financial institutions; (v) changes in economic conditions in Cornerstone’s market area; (vi) rapid fluctuations or unanticipated changes in interest rates; (vii) the effect on Cornerstone and the financial institutions and banking industry from difficult market conditions, unprecedented volatility and the soundness of other financial institutions; (viii) the ability of Cornerstone to restructure its loan portfolio to acceptable levels and composition; (ix) the effect of recent legislative and regulatory initiatives; and (x) changes in the legislative and regulatory environment. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
	2011	2010

ASSETS
Cash and due from banks	$1,084,209	$1,490,030
Interest-bearing deposits at other financial institutions	31,850,143	21,491,922
Total cash and cash equivalents	32,934,352	22,981,952

Securities available for sale	93,666,153	108,250,434
Securities held to maturity (fair value approximates of $78,053 and $98,388 at September 30, 2011 and December 31, 2010, respectively)	75,810	95,702
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $6,864,196 at September 30, 2011 and $9,132,171 at December 31, 2010	263,536,587	276,114,617
Bank premises and equipment, net	5,676,290	8,047,370
Accrued interest receivable	1,337,407	1,326,480
Foreclosed assets	18,254,741	12,808,838
Other assets	8,560,558	9,551,121
Total Assets	$426,364,798	$441,499,414

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$40,115,385	$28,980,043
Interest-bearing demand deposits	22,773,718	24,834,214
Savings deposits and money market accounts	43,477,203	34,041,672
Time deposits	216,185,314	247,591,161
Total deposits	322,551,620	335,447,090
Federal funds purchased and securities sold under agreements to repurchase	26,053,577	24,325,372
Federal Home Loan Bank advances and other borrowings	43,045,000	54,715,000
Accrued interest payable	90,706	176,761
Other liabilities	2,176,468	1,016,038
Total Liabilities	393,917,371	415,680,261

Stockholders' Equity:
Preferred stock - no par value; 2,000,000 shares authorized; 300,060 shares issued and outstanding in 2011 and 114,540 shares issued and outstanding in 2010	7,300,221	2,727,424
Common stock - $l.00 par value; 20,000,000 shares authorized; 6,709,199 issued in 2011 and 2010; 6,500,396 outstanding in 2011 and 2010	6,500,396	6,500,396
Additional paid-in capital	21,296,653	21,237,298
Retained deficit	(3,725,732)	(4,317,130)
Accumulated other comprehensive income	1,075,889	(328,835)
Total Stockholders' Equity	32,447,427	25,819,153
Total Liabilities and Stockholders' Equity	$426,364,798	$441,499,414

The Notes to Consolidated Financial Statements are an intergral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Operations

	Unaudited		Unaudited
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans, including fees	$4,531,390	$5,159,963	$13,691,565	$16,602,155
Investment securities	573,699	753,783	1,763,479	3,099,362
Federal funds sold & other earning assets	9,269	19,289	37,597	64,682
Total interest income	5,114,358	5,933,035	15,492,641	19,766,199

INTEREST EXPENSE
Time deposits	899,554	1,385,938	2,963,779	4,689,208
Other deposits	111,985	92,437	304,533	289,766
Federal funds purchased and securities sold under agreements to repurchase	33,135	31,649	97,850	99,206
FHLB advances and other borrowings	465,534	665,961	1,590,605	2,204,961
Total interest expense	1,510,208	2,175,985	4,956,767	7,283,141

Net interest income before provision for loan losses	3,604,150	3,757,050	10,535,874	12,483,058
Provision for loan losses	115,000	681,000	145,000	3,161,000
Net interest income after the provision for loan losses	3,489,150	3,076,050	10,390,874	9,322,058

NONINTEREST INCOME
Customer service fee	216,163	308,579	656,877	992,619
Net gains from sale of securities	59,671	1,058,549	107,413	1,698,136
Net gains from sale of loans and other assets	32,322	34,663	87,866	164,549
Other noninterest income	15,256	14,214	57,066	55,585
Total noninterest income	323,412	1,416,005	909,222	2,910,889

NONINTEREST EXPENSE
Salaries and employee benefits	1,458,951	1,525,311	4,503,489	4,679,871
Net occupancy and equipment expense	361,513	397,461	1,118,127	1,121,150
Depository insurance	233,587	385,722	797,747	915,365
Foreclosed assets, net	306,860	905,504	1,384,935	1,898,022
Other operating expense	715,858	995,082	2,346,493	2,879,029
Total noninterest expense	3,076,769	4,209,080	10,150,791	11,493,437

Income before provision for income taxes	735,793	282,975	1,149,305	739,510
Provision for income taxes	212,125	69,301	232,075	163,903

Net income	523,668	213,674	917,230	575,607

Preferred stock dividend requirements	118,013	-	303,413	-
Accretion on preferred stock discount	13,419	-	22,419	-

Net income available to common shareholders	$392,236	$213,674	$591,398	$575,607

EARNINGS PER COMMON SHARE
Basic net income per common share	$0.06	$0.03	$0.09	$0.09
Diluted net income per common share	$0.06	$0.03	$0.09	$0.09

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$-

The Notes to Consolidated Financial Statements are an intergral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity - Unaudited
For the nine months ended September 30, 2011

						Accumulated
				Additional		Other	Total
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Stock	Capital	Deficit	Income	Equity

BALANCE, December 31, 2010		$2,727,424	$6,500,396	$21,237,298	$(4,317,130)	$(328,835)	$25,819,153

Employee compensation stock option expense		-	-	59,355	-	-	59,355

Issuance of Series A Convertible Preferred Stock		4,550,378	-	-	-	-	4,550,378

Preferred stock dividends		-	-	-	(303,413)	-	(303,413)

Accrection on preferred stock		22,419	-	-	(22,419)	-	-

Comprehensive income:
Net income	$917,230	-	-	-	917,230	-	917,230

Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale, net of reclassification adjusment	1,404,724	-	-	-	-	1,404,724	1,404,724

Total comprehensive income	$2,321,954

BALANCE, September 30, 2011		$7,300,221	$6,500,396	$21,296,653	$(3,725,732)	$1,075,889	$32,447,427

The Notes to Consolidated Financial Statements are an intergral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Unaudited
	Nine months ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$917,230	$575,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269,503	342,243
Provision for loan losses	145,000	3,161,000
Stock compensation expense	59,355	55,959
Net (gains) losses on sales of loans and other assets	870,978	(930,513)
Changes in other operating assets and liabilities:
Net change in loans held for sale	(501,300)	(574,000)
Accrued interest receivable	(10,927)	64,385
Accrued interest payable	(86,055)	19,562
Other assets and liabilities	1,440,032	6,645,833
Net cash provided by operating activities	3,103,816	9,360,076

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	34,307,143	105,149,214
Securities held to maturity	19,483	33,438
Purchase of securities available for sale	(17,325,386)	(86,105,614)
Purchase of Federal Home Loan Bank stock	-	(93,700)
Loan originations and principal collections, net	3,205,690	33,136,548
Purchase of bank premises and equipment	-	(859,445)
Proceeds from sale of bank premises and equipment	88,344	199,664
Proceeds from sale of other real estate and other assets	5,143,610	5,874,665
Net cash provided by investing activities	25,438,884	57,334,770

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(12,895,470)	(53,375,285)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,728,205	10,859,712
Net payments on Federal Home Loan Bank advances and other borrowings	(11,670,000)	(10,585,000)
Payment of dividends on preferred stock	(303,413)	-
Issuance of preferred stock	4,550,378	1,424,173
Net cash used in financing activities	(18,590,300)	(51,676,400)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,952,400	15,018,446

CASH AND CASH EQUIVALENTS, beginning of period	22,981,952	38,202,205

CASH AND CASH EQUIVALENTS, end of period	$32,934,352	$53,220,651

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,042,822	$7,263,579
Cash paid during the period for taxes	-	500,000

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$9,808,944	$9,648,190

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

Interim Financial Information (Unaudited)-The financial information in this report for September 30, 2011 and September 30, 2010 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2010 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in April of 2011. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices.  In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02). ASU 2011-02 amends Accounting Standards Codification (ASC) Topic 310, Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  ASU 2011-02 also makes disclosure requirements deferred under ASU 2011-01 effective for interim and annual periods beginning on or after June 15, 2011.  The adoption of ASU 2011-01 does not have a significant impact on Cornerstone’s financial statements.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08).  ASU 2011-08 amends Topic 350, Intangibles – Goodwill and Other, to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

Allowance for loan losses — The allowance for loan losses is maintained at a level that management believes to be adequate to absorb probable losses in the loan portfolio. Loan losses are charged against the allowance when they are known. Subsequent recoveries are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, historical loan loss factors, loss experience of various loan segments, identified impaired loans and other factors related to the portfolio. This evaluation is performed at least quarterly and is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on any impaired loans.

As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into five segments:  commercial-real estate mortgage (includes owner-occupied and all other), consumer-real estate mortgage, construction and land development, commercial and industrial and consumer and other.  Each segment is then analyzed such that a specific and general allocation of the allowance is estimated for each loan segment.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The first general component of Cornerstone’s allowance for loan losses estimate involves the  use of a historic loss model to estimate future losses.  The model includes each of the five loan portfolio segments and records the incurred losses over the last twelve months.  The historic loss percentages derived from this model are then applied to the outstanding non-impaired loan balance for each loan category.  The amounts for each loan category are then summed to determine the amount of loan and lease loss allowance required.

The estimated general loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and is based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors.  These environmental factors are considered for each of the loan segments, and the general allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.  The assessment also includes an unallocated component.  Cornerstone believes that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan categories, such as the imprecision in the overall loss allocation measurement process, the volatility of the local economies in the markets the Bank serves and imprecision in the credit risk ratings process.

The final component is the specific reserve for loans classified as impaired.  In assessing the adequacy of the allowance, Cornerstone also considers the results of our ongoing independent loan review process.  Cornerstone undertakes this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in the overall evaluation of the risk characteristics of the entire loan portfolio.  Cornerstone’s loan review process includes the judgment of management, independent loan reviewers, and reviews that may have been conducted by third-party reviewers. Cornerstone incorporates relevant loan review results in the loan impairment determination. For each impaired loan, management determines the impaired amount and assigns a specific reserve.  In addition, regulatory agencies, as an integral part of their examination process, will periodically review Cornerstone’s allowance for loan losses, and may require the company to record adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three and nine month periods ended September 30, 2011 and September 30, 2010.

	Three Months Ended September30,
	2011	2010
Basic earnings per common share calculation:
Numerator: Net income available to common shareholders	$392,236	$213,674

Denominator: Weighted avg. common shares outstanding	6,500,396	6,500,396
Effect of dilutive stock options	-	-
Diluted shares	6,500,396	6,500,396

Basic earnings per common share	$0.06	$0.03
Diluted earnings per common share	$0.06	$0.03

	Nine Months Ended September 30,
	2011	2010
Basic earnings per common share calculation:
Numerator: Net income available to common shareholders	$591,398	$575,607

Denominator: Weighted avg. common shares outstanding	6,500,396	6,500,396
Effect of dilutive stock options	-	-
Diluted shares	6,500,396	6,500,396

Basic earnings per common share	$0.09	$0.09
Diluted earnings per common share	$0.09	$0.09

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of ASC 718, Compensation –Stock Compensation.  As a result, for the nine month period ended September 30, 2011, the compensation cost charged to earnings related to the vested incentive stock options was approximately $60,000, which had no material impact on earnings per share.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock.  The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant.  The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant.  The incentive stock options vest 30% on the second anniversary of the grant date, 60% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date, and the non-qualified stock options vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date.  The options expire ten years from the grant date.  At September 30, 2011, the total remaining compensation cost to be recognized on non-vested options is approximately $330,000.  A summary of the status of these stock option plans is presented in the following table:

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2010	520,900	$5.79	4.0 Years	$-
Granted	216,000	1.70	9.7 Years	-
Exercised	-	-
Forfeited	149,300	4.59
Outstanding at September 30, 2011	587,600	$4.63	6.0 Years	-
Options exercisable at September 30, 2011	296,915	$6.66		-

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2011 was $0.83.  This was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	7.0 Years
Expected volatility	43.11%
Risk-free interest rate	2.81%

Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock.  On October 15, 1997, the Bank stock options were converted to Cornerstone stock options.  Only non-qualified stock options may be granted under the plan.  The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the maximum term is ten years.  Vesting is 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date.  At September 30, 2011, there was no remaining compensation cost to be recognized on non-vested options.  A summary of the status of this stock option plan is presented in the following table:

Weighted-
Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2010	100,250	$9.42	5.7 Years	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2011	100,250	$9.42	5.0 Years	$-
Options exercisable at September 30, 2011	100,250	$9.42		-

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$4,249,722	$14,336	$-	$4,264,058

State and municipal securities	20,877,531	1,387,658	-	22,265,189

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	12,185,652	192,754	-	12,378,406

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	54,599,710	168,517	(9,727)	54,758,500

	$91,912,615	$1,763,265	$(9,727)	$93,666,153

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$75,810	$2,243	$-	$78,053

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$4,571,444	$15,635	$-	$4,587,079

State and municipal securities	20,868,771	191,429	(323,988)	20,736,212

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	18,747,272	130,609	(24,856)	18,853,025

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	64,575,092	135,479	(636,453)	64,074,118

	$108,762,579	$473,152	$(985,297)	$108,250,434

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$95,702	$2,686	$-	$98,388

At September 30, 2011, securities with a fair value totaling approximately $91 million were pledged to secure public funds, securities sold under agreements to repurchase, the Federal Home Loan Bank (sometimes referred to herein as “FHLB”) as collateral for the Bank’s borrowings, as collateral for federal funds purchased from other financial institutions and serve as collateral at the Federal Reserve Discount Window.

The amortized cost and estimated market value of securities at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$299,926	$300,794	$-	$-
Due from one year to five years	1,174,796	1,272,488	-	-
Due from five years to ten years	4,405,250	4,787,848	-	-
Due after ten years	19,247,281	20,168,117	-	-
	$25,127,253	$26,529,247	$-	$-

Mortgage-backed securities	66,785,362	67,136,906	75,810	78,053

	$91,912,615	$93,666,153	$75,810	$78,053

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, as of September 30, 2011 and as of December 31, 2010:

	As of September 30, 2011
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	$9,797,761	$(9,727)	$-	$-	$9,797,761	$(9,727)
	$9,797,761	$(9,727)	$-	$-	$9,797,761	$(9,727)

	As of December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
State and municipal securities	$6,110,458	$(154,802)	$6,440,892	$(169,186)	$12,551,350	$(323,988)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	5,647,347	(24,856)	-	-	5,647,347	(24,856)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	34,694,782	(636,453)	-	-	34,694,782	(636,453)
	$46,452,587	$(816,111)	$6,440,892	$(169,186)	$52,893,479	$(985,297)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at September 30, 2011 or December 31, 2010.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At September 30, 2011 and December 31, 2010, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

Mortgage-backed securities:  At September 30, 2011, 4 investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at September 30, 2011.

Note 4. Loans and Allowance for Loan Losses

At September 30, 2011 and December 31, 2010, loans are summarized as follows (amounts in thousands):

	September 30,	December 31,
	2011	2010
Commercial real estate-mortgage:
Owner-occupied	$63,405	$64,971
All other	62,009	64,060
Consumer real estate-mortgage	68,466	71,878
Construction and land development	32,808	29,848
Commercial and industrial	40,880	51,160
Consumer and other	2,833	3,330
Total loans	270,401	285,247
Less: Allowance for loan losses	(6,864)	(9,132)

Loans, net	$263,537	$276,115

The composition of loans by primary loan classification as well as impaired and performing loan status at September 30, 2011 and December 31, 2010 is summarized in the tables below (amounts in thousands):

September 30, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$113,077	$61,561	$31,131	$40,075	$2,833	$248,677
Impaired loans	12,337	6,905	1,677	805	-	21,724
Total	$125,414	$68,466	$32,808	$40,880	$2,833	$270,401

December 31, 2010	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$119,084	$61,455	$27,774	$50,492	$3,279	$262,084
Impaired loans	9,947	10,423	2,074	668	51	23,163
Total	$129,031	$71,878	$29,848	$51,160	$3,330	$285,247

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables show the allowance allocation by loan classification for impaired and performing loans as of September 30, 2011 and December 31, 2010 (amounts in thousands):

September 30, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$1,798	$993	$467	$596	$52	$3,906
Impaired loans	1,312	1,214	40	392	-	2,958
Total	$3,110	$2,207	$507	$988	$52	$6,864

December 31, 2010	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$887	$691	$3,178	$588	$48	$5,392
Impaired loans	906	2,420	60	337	17	3,740
Total	$1,793	$3,111	$3,238	$925	$65	$9,132

The following tables detail the changes in the allowance for loan losses for the nine month period ending September 30, 2011 and year ending December 31, 2010 by loan classification (amounts in thousands):

September 30, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,793	$3,111	$3,238	$925	$65	$9,132
Charged-off loans	(1,221)	(1,509)	(73)	(28)	(24)	(2,855)
Recovery of charge-offs	250	33	58	72	29	442
Provision for loan losses	2,288	572	(2,716)	19	(18)	145
Ending balance	$3,110	$2,207	$507	$988	$52	$6,864

December 31, 2010	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,189	$719	$3,179	$786	$32	$5,905
Charged-off loans	(2,309)	(562)	(1,260)	(443)	(114)	(4,688)
Recovery of charge-offs	213	54	19	282	56	624
Provision for loan losses	2,700	2,900	1,300	300	91	7,291
Ending balance	$1,793	$3,111	$3,238	$925	$65	$9,132

Credit quality indicators:

Federal regulations require the Bank to review and classify its assets on a regular basis.  To fulfill this requirement the Bank systematically reviews its loan portfolio to ensure the Bank’s large loan relationships are being maintained within its loan policy guidelines, remains properly underwritten and is properly classified by loan grade.  This review process is performed by the Bank's management, loan review, internal auditors, external auditors, and state and federal regulators.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Bank’s loan grading process is as follows:

▪	All loans are assigned a loan grade at the time of origination by the relationship manager. Typically, a loan is assigned a loan grade of “pass” at origination.

▪	Loans greater than or equal to $500 thousand are reviewed by the Bank’s internal loan review department within 90 days of origination.

▪	Loan relationships greater than or equal to $1 million are reviewed annually by the internal loan review department.

▪	The Bank’s internal loan review department samples approximately 25 percent of all other loans less than $1 million on an annual basis for review.

▪	If a loan is delinquent 60 days or more or a pattern of delinquency exists the loan will be selected for review.

▪	Generally, all loans on the Bank’s internal watchlist are reviewed annually by internal loan review.

▪	The Bank also contracts with an independent third party to perform loan reviews. This external party reviews approximately 40 percent of the Bank’s loan portfolio annually.

If a loan is classified as a problem asset it will be assigned one of the following loan grades:  substandard, substandard-impaired, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When the Bank classifies an asset as substandard, substandard-impaired or doubtful a specific allowance for loan losses may be established.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table outlines the amount of each loan classification  and the amount categorized into each risk rating as of September 30, 2011 and December 31, 2010 (amounts in thousands):

September 30, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$101,772	$52,582	$28,579	$34,363	$2,791	$220,087
Special mention	10,199	5,146	1,692	5,435	18	22,490
Substandard	1,106	3,833	860	277	24	6,100
Substandard-impaired	9,802	6,905	1,677	805	-	19,189
Doubtful	2,535	-	-	-	-	2,535
	$125,414	$68,466	$32,808	$40,880	$2,833	$270,401

December 31, 2010	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$97,692	$49,974	$24,401	$41,963	$3,215	$217,245
Special mention	19,289	3,786	2,121	7,405	54	32,655
Substandard	2,103	7,695	1,252	1,124	10	12,184
Substandard-impaired	9,947	10,423	2,074	668	51	23,163
	$129,031	$71,878	$29,848	$51,160	$3,330	$285,247

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of September 30, 2011 and December 31, 2010 (amounts in thousands):

				For the nine months ended
	At September 30, 2011			September 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$8,002	$8,005	$-	$4,705	$434
Consumer real estate – mortgage	2,864	2,996	-	3,758	54
Construction and land development	1,379	1,379	-	1,341	13
Commercial and industrial	282	282	-	552	32
Consumer and other	-	-	-	-
Total	$12,527	$12,662	$-	$10,356	$533

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$4,335	$4,347	$1,312	$5,573	$131
Consumer real estate – mortgage	4,041	4,203	1,214	6,141	125
Construction and land development	298	300	40	145	-
Commercial and industrial	523	523	392	807	55
Consumer and other	-	-	-	49	-
Total	$9,197	$9,373	$2,958	$12,715	311

Total impaired loans	$21,724	$22,035	$2,958	$23,071	$844

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

				For the year ended
	At December 31, 2010			December 31, 2010
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$1,663	$2,163	$-	$2,747
Consumer real estate – mortgage	998	998	-	776
Construction and land development	1,793	1,793	-	1,526
Commercial and industrial	70	70	-	782
Consumer and other	2	2	-	1
Total	$4,526	$5,026	$-	$5,832

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$8,284	$8,284	$906	$8,494
Consumer real estate – mortgage	9,425	9,425	2,420	8,968
Construction and land development	281	281	60	2,674
Commercial and industrial	598	598	337	1,060
Consumer and other	49	49	17	178
Total	$18,637	$18,637	$3,740	$21,374

Total impaired loans	$23,163	$23,663	$3,740	$27,206

Interest income recognized on impaired loans was approximately $943,000 for the year ending December 31, 2010.

The following tables present an aged analysis of past due loans as of September 30, 2011 and December 31, 2010 (amounts in thousands):

September 30, 2011	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate:
Owner-occupied	$124	$-	$2,833	$2,957	$60,448	$63,405
All other	99	-	789	888	61,121	62,009
Consumer real estate-mortgage	1,528	-	3,244	4,772	63,694	68,466
Construction and land development	249	-	1,614	1,863	30,945	32,808
Commercial and industrial	67	-	65	132	40,748	40,880
Consumer and other	21	-	15	36	2,797	2,833
Total	$2,088	$-	$8,560	$10,648	$259,753	$270,401

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2010	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate:
Owner-occupied	$985	$-	$618	$1,603	$63,368	$64,971
All other	203	-	7,808	8,011	56,049	64,060
Consumer real estate-mortgage	631	-	5,114	5,745	66,133	71,878
Construction and land development	317	-	-	317	29,531	29,848
Commercial and industrial	116	-	75	191	50,969	51,160
Consumer and other	54	-	18	72	3,258	3,330
Total	$2,306	$-	$13,633	$15,939	$269,308	$285,247

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur.  If on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans and are classified as impaired loans.  Loans that have been restructured that were performing as of the restructure date are reported as troubled debt restructurings.  At September 30, 2011 and December 31, 2010, there were $2.5 million and $948 thousand, respectively, of troubled debt restructurings that were performing as of the restructure date.  Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process.  These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following:  improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral or other similar strategies.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02 in the third quarter of 2011, the Bank reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings.  The Bank's reassessment resulted in no additional restructurings than those previously identified.

The following table presents a summary of loans that were modified as troubled debt restructurings during the period as of September 30, 2011 (amounts in thousands):

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investment	Investment
Troubled Debt Restructurings
Consumer real estate-mortgage	4	$790	$789
Construction and land development	2	748	748
Commercial and industrial	1	20	20

The following table presents a summary of loans that were modified as troubled debt restructurings during the past twelve months and for which there was a payment default during the period as of September 30, 2011 (amounts in thousands):

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Consumer real estate-mortgage	2	$92

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at September 30, 2011 is as follows:

Commitments to extend credit	$27.7 million
Standby letters of credit	$2.6 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at September 30, 2011 will not have a material effect on Cornerstone’s consolidated financial statements.

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

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments.  There have been no changes in the methodologies used at September 30, 2011 and December 31, 2010.

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate loans are estimated using discounted cash flow analysis, using market interest rates for comparable loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

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

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$4,264,058	$-	$4,264,058	$-
State and municipal securities	22,265,189	-	22,265,189	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	12,378,406	-	12,378,406	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	54,758,500	-	54,758,500	-

Total securities available for sale	$93,666,153	$-	$93,666,153	$-

Cash surrender value of life insurance	$1,158,537	$-	$1,158,537	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The tables below present information about assets and liabilities on the balance sheet at September 30, 2011 for which a nonrecurring change in fair value was recorded (amount in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,239	$-	$6,239	$-
Foreclosed assets (OREO & Repossessions)	18,255	-	18,255	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at September 30, 2011.  Losses derived from Level 2 inputs were calculated by models incorporating significant observable market data.

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount and estimated fair value of Cornerstone's financial instruments at September 30, 2011 and December 31, 2010 are as follows (amounts in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$32,934	$32,934	$22,982	$22,982
Securities	93,742	93,744	108,346	108,349
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	263,537	264,515	276,115	277,796
Cash surrender value of life insurance	1,159	1,159	1,114	1,114
Accrued interest receivable	1,337	1,337	1,326	1,326

Liabilities:
Noninterest-bearing demand deposits	40,115	40,115	28,980	28,980
Interest-bearing demand deposits	22,774	22,774	24,834	24,834
Savings deposits and money market accounts	43,477	43,477	34,042	34,042
Time deposits	216,185	218,072	247,591	249,990
Federal funds purchased and securities sold under agreements to repurchase	26,054	26,054	24,325	24,325
Federal Home Loan Bank advances and other borrowings	43,045	43,045	54,715	54,715
Accrued interest payable	91	91	177	177

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Note 7.  Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale.  The following is a summary of other comprehensive income for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended
	September 30,
	2011	2010
Net income	$523,668	$213,674
Unrealized holding gains (losses) on securities available for sale, net of reclassification	509,154	(116,539)

Comprehensive income	$1,032,822	$97,135

CORNERSTONE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Net income	$917,230	$575,607
Unrealized holding gains on securities available for sale, net of reclassification	1,404,724	1,071,412

Comprehensive income	$2,321,954	$1,647,019

Cornerstone Bancshares, Inc. and Subsidiary
Net Interest Margin Analysis
Taxable Equivalent Basis

	Three months ended
	September 30
(Amounts in thousands)
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$269,715	$4,531	6.67%	$305,743	$5,160	6.70%
Investment securities	108,963	574	2.40%	116,930	754	2.82%
Other earning assets	18,193	9	0.20%	35,540	19	0.22%
Total earning assets	396,872	$5,114	5.20%	458,213	$5,933	5.20%
Allowance for loan losses	(6,792)			(6,655)
Cash and other assets	33,120			37,213
TOTAL ASSETS	$423,200			$488,771

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$24,197	$20	0.33%	$31,858	$25	0.31%
Savings deposits	9,772	13	0.51%	9,547	12	0.50%
MMDA's	30,975	79	1.01%	22,961	56	0.97%
Time deposits	218,622	900	1.63%	270,204	1,386	2.04%
Federal funds purchased and securities sold under agreements to repurchase	23,250	33	0.57%	23,256	32	0.55%
Federal Home Loan Bank & other borrowings	43,078	465	4.29%	62,612	665	4.21%
Total interest-bearing liabilities	349,894	1,510	1.71%	420,438	2,176	2.05%
Net interest spread		$3,604	3.49%		$3,757	3.15%
Noninterest-bearing demand deposits	41,800			36,875
Accrued expenses and other liabilities	(64)			1,103
Shareholders' equity	31,569			30,355
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$423,200			$488,771
Net yield on earning assets			3.69%			3.32%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		85			77
Total adjustment		85			77

Cornerstone Bancshares, Inc. and Subsidiary
Net Interest Margin Analysis
Taxable Equivalent Basis

	Nine months ended
	September 30
(Amounts in thousands)
	2011			2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$275,267	$13,692	6.65%	$318,985	$16,602	6.96%
Investment securities	112,850	1,763	2.38%	134,262	3,099	3.32%
Other earning assets	22,496	38	0.22%	39,634	65	0.22%
Total earning assets	410,613	$15,493	5.12%	492,881	$19,766	5.42%
Allowance for loan losses	(7,707)			(6,484)
Cash and other assets	32,538			31,015
TOTAL ASSETS	$435,444			$517,412

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$26,717	$65	0.33%	$34,125	$91	0.36%
Savings deposits	9,737	37	0.51%	9,124	35	0.51%
MMDA's	27,137	202	1.00%	22,875	164	0.96%
Time deposits	233,079	2,964	1.70%	292,184	4,689	2.15%
Federal funds purchased and securities sold under agreements to repurchase	23,391	98	0.56%	23,565	99	0.56%
Federal Home Loan Bank & other borrowings	49,329	1,590	4.31%	68,215	2,205	4.32%
Total interest-bearing liabilities	369,390	4,957	1.79%	450,088	7,283	2.16%
Net interest spread		$10,536	3.33%		$12,483	3.26%
Noninterest-bearing demand deposits	37,463			41,341
Accrued expenses and other liabilities	(81)			(3,399)
Shareholders' equity	28,672			29,382
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$435,444			$517,412
Net yield on earning assets			3.51%			3.45%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		246			232
Total adjustment		246			232

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

The following is a discussion of our financial condition at  September 30, 2011 and December 31, 2010 and our results of operations for the three and nine months ended September 30, 2011 and 2010. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein.

Critical Accounting Policies

Cornerstone’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Our significant accounting policies are described in Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements and are integral to understanding the MD&A. Critical accounting policies include the initial adoption of an accounting policy that has a material impact on our financial presentation as well as accounting estimates reflected in our financial statements that require us to make estimates and assumptions about matters that were highly uncertain at the time. Disclosure about critical estimates is required if different estimates that Cornerstone reasonably could have used in the current period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The following is a description of our critical accounting policies.

Allowance for Loan Losses

The allowance for loan losses is established and maintained at levels management deems adequate to absorb credit losses inherent in the portfolio as of the balance sheet date. The allowance is increased through the provision for loan and lease losses and reduced through loan and lease charge-offs, net of recoveries. The level of the allowance is based on known and inherent risks in the portfolio, past loan loss experience, underlying estimated values of collateral securing loans, current economic conditions and other factors as well as the level of specific impairments associated with impaired loans. This process involves our analysis of complex internal and external variables and it requires that management exercise judgment to estimate an appropriate allowance.

Changes in the financial condition of individual borrowers, economic conditions or changes to our estimated risks could require us to significantly decrease or increase the level of the allowance. Such a change could materially impact Cornerstone’s net income as a result of the change in the provision for loan losses. Refer to Note 1 and 4 in the notes to Cornerstone's consolidated financial statements for a discussion of Cornerstone's methodology of establishing the allowance.

Estimates of Fair Value

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Cornerstone’s available for sale securities and cash surrender value of life insurance are measured at fair value on a recurring basis. Additionally, fair value is used to measure certain assets and liabilities on a nonrecurring basis. Cornerstone uses fair value on a nonrecurring basis for foreclosed assets and collateral associated with impaired collateral-dependent loans. Fair value is also used in certain impairment valuations, including assessments of goodwill, other intangible assets and long-lived assets.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Estimating fair value in accordance with applicable accounting guidance requires that Cornerstone make a number of significant judgments. Accounting guidance provides three levels of fair value. Level 1 fair value refers to observable market prices for identical assets or liabilities. Level 2 fair value refers to similar assets or liabilities with observable market data. Level 3 fair value refers to assets and liabilities where market prices are unavailable or impracticable to obtain for similar assets or liabilities. Level 3 valuations require modeling techniques, such as discounted cash flow analyses. These modeling techniques incorporate Cornerstone’s assessments regarding assumptions that market participants would use in pricing the asset or the liability.

Changes in fair value could materially impact our financial results. Refer to Note 16, “Fair Value Disclosures,” in the notes to Cornerstone’s consolidated financial statements for a discussion of the methodology in calculating fair value.

Goodwill

Cornerstone’s policy is to assess goodwill for impairment on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value. As more fully described in Note 7, “Goodwill,” in the notes to Cornerstone’s consolidated financial statements included in the 2010 Annual Report to Shareholders, Cornerstone recorded a full goodwill impairment during 2010.

Income Taxes

Cornerstone is subject to various taxing jurisdictions where Cornerstone conducts business.  Cornerstone estimates income tax expense based on amounts expected to be owed to these jurisdictions. Cornerstone evaluates the reasonableness of our effective tax rate based on a current estimate of annual net income, tax credits, non-taxable income, non-deductible expenses and the applicable statutory tax rates. The estimated income tax expense or benefit is reported in the consolidated statements of income.

The accrued tax liability or receivable represents the net estimated amount due or to be received from tax jurisdictions either currently or in the future and are reported in other liabilities or other assets, respectively, in Cornerstone’s consolidated balance sheets. Cornerstone assesses the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintains tax accruals consistent with management’s evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, if or when they occur, could impact accrued taxes and future tax expense and could materially affect our financial results.

Cornerstone periodically evaluates uncertain tax positions and estimates the appropriate level of tax reserves related to each of these positions. Additionally, Cornerstone evaluates its deferred tax assets for possible valuation allowances based on the amounts expected to be realized. The evaluation of uncertain tax positions and deferred tax assets involves a high degree of judgment and subjectivity. Changes in the results of these evaluations could have a material impact on our financial results. Refer to Note 9, “Income Taxes,” in the notes to Cornerstone’s consolidated financial statements included in the 2010 Annual Report to Shareholders for more information.

Consent Order and Written Agreement

On April 2, 2010, Cornerstone Community Bank (the "Bank"), the wholly owned subsidiary bank of Cornerstone, entered into a Stipulation to the Issuance of a Consent Order (the "Stipulation") with the Federal Deposit Insurance Corporation (the "FDIC").  Pursuant to the Stipulation, the Bank has consented, without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulations, to the issuance of a Consent Order (the "Order") by the FDIC, also effective as of April 2, 2010.  On April 8, 2010, the Bank also executed a written agreement (the "Agreement") with the Tennessee Department of Financial Institutions ("TDFI").

The Order and the Agreement (collectively, the "Action Plans") contain substantially similar terms and are based on the findings of the FDIC and TDFI during their joint examination of the Bank commenced on October 8, 2009 (the "Examination"), as disclosed in the Joint Report of Examination (the "Report").  The Order and the Agreement represent agreements between the Bank, on the one hand, and the FDIC and the TDFI, respectively, on the other hand, as to areas of the Bank's operations that warrant improvement and present plans for making those improvements.  The Action Plans impose no fines or penalties on the Bank.

Under the terms of each Action Plan, the Bank cannot declare or pay cash dividends without the prior written consent of certain officials of the FDIC and the TDFI (the "Joint Officials").  In addition, the Bank is restricted from extending additional credit to certain borrowers whose existing credit has been classified as "loss," "doubtful" or "substandard" or has been charged off the books of the Bank and, in each case, is uncollected.  The Action Plans further require, at varying times following their respective effective dates, the Bank (or its board of directors, as appropriate) to (i) establish a committee comprised of a majority of non-employee directors to oversee the Bank's compliance with the Action Plans; (ii) prepare and implement a written capital plan to increase the Bank's Tier I Capital and achieve and maintain specified capital ratios, containing a contingency plan (including a plan to sell or merge the Bank) for implementation upon written notice from the Joint Officials in certain events; (iii) retain a bank consultant to develop a written management and staffing plan for implementation by the Bank; (iv) develop and implement specified policies and/or procedures addressing interest rate risk, appraisal weaknesses and credit underwriting and loan administration deficiencies; (v) develop and implement a written plan addressing liquidity and related measures and objectives; (vi) eliminate certain assets classified as "loss" by the FDIC or the TDFI; (vii) formulate and implement certain written plans, including an annual profit plan and budget, a comprehensive strategic plan, a plan to reduce certain impaired assets identified during the Examination, and a plan for the reduction and collection of delinquent loans; (viii) implement a system of monitoring loan documentation exceptions on an ongoing basis and implement procedures designed to reduce their future occurrence; and (ix) eliminate and/or correct the deficiencies and technical exceptions, violations of law and regulation and contraventions of policy noted in the Report.  The Agreement would further require the Bank to develop and implement a written plan for the continued administration of its IT risk management practices and controls.

The Bank is required to provide written progress reports to the Joint Officials on a quarterly basis until such time as the requirements of the Action Plans have been accomplished and the FDIC has released the Bank in writing from such obligation.  The Order and the Agreement will remain in effect until modified or terminated by the FDIC or the TDFI, respectively.

The Bank is in substantial compliance with the terms of the Action Plans.  The Bank has provided quarterly written progress reports to the Joint Officials.  The status of the Bank's compliance with the specific actions required by the Action Plans is discussed in further detail below.

The Bank's board of directors established a Consent Order Compliance Committee (the "Committee") comprised of a majority of non-employee directors to oversee the Bank's compliance with the Action Plans.  The Committee's first meeting was held in May, 2010.  The Committee has met monthly since that time and intends to meet monthly until the Bank's responsibilities and obligations under the Action Plans have been fulfilled.

The Bank has prepared and is implementing a capital plan.  In furtherance of such capital plan, Cornerstone commenced a public offering in June, 2010 of Cornerstone’s Series A Convertible Preferred Stock (the "Preferred Shares").  Pursuant to the offering, Cornerstone is selling up to 600,000 Preferred Shares at a price of $25.00 per share.

Cornerstone anticipates that the offering will continue to be effective until December 31, 2011.  To date, Cornerstone has raised approximately $7.3 million.

The Bank engaged an outside consultant to perform a management and staffing plan.  The consultant submitted its findings and recommendations to the Bank's board of directors, the FDIC and the TDFI.  The Bank's board of directors submitted its management plan to the Joint Officials in April 2011.  After discussing the management plan with the Joint Officials the Bank began implementing its new management plan.  Highlights of the management plan include a reorganization of the Bank’s internal loan review and credit departments.  The Bank’s loan review department was assigned to the Bank’s risk management department to achieve greater independence.  The Bank also assigned additional responsibilities to the Bank’s new Chief Credit Officer with respect to the credit department and the organization’s underwriting process.  Next, the human resources assigned to the Bank’s collection department were reviewed.  After the review, management concluded that additional personnel were needed to assist the Bank in  collecting and resolving problem loans.

The Bank enhanced its liquidity policy to include additional liquidity measurements and a revised liquidity contingency funding plan.  In addition to the policy updates, the Bank engaged an outside consultant to perform quarterly liquidity analysis for the Bank's Asset–Liability Committee's ("ALCO") review.  The Bank's board of directors has established liquidity goals and is monitors these levels on a quarterly basis.  The June 30, 2011 report was received and reviewed during the August, 2011 ALCO meeting.

The Bank engaged an outside consultant to perform quarterly interest rate risk modeling for the Bank's ALCO committee's review.  The Bank's board of directors has established interest rate sensitivity goals and is monitoring these levels on a quarterly basis.  The June 30, 2011 report was received and reviewed during the August 2011 ALCO meeting.

The Bank prepared budgets for its 2011 and 2012 fiscal years and submitted the budgets to the FDIC for review.

The Bank prepared a strategic plan and submitted such strategic plan to the FDIC for review.  The primary thrust of the strategic plan is to reduce the Bank's assets to approximately $405 million by December 31, 2011.  The Bank intends to accomplish the reductions by disposing of securities and cash and reducing Federal Home Loan Bank funding and certificates of deposit.  The Bank intends to reduce its loan portfolio to $295 million during this same period.  The reduction in loans and securities will result in a decrease the Bank’s average assets.  A bank’s average assets are included in the calculation of its regulatory capital ratios.  A reduction in average assets will improve the regulatory capital ratios in accordance with the Action Plans.

The Bank has prepared a reduction of delinquencies action plan. The Bank has submitted this plan to the Joint Officials.  Important aspects of the delinquency action plan include a prohibition against an extension of credit for the payment of interest on delinquent loans, a requirement to establish specific collection procedures to be instituted at various stages of a borrower’s delinquency and specific reporting requirements informing members of management and the board of directors about existing past due levels.

In addition, the Bank has charged off all loans classified by the Joint Officials as "loss."  The Bank maintains a tracking report that it submits to the Joint Officials periodically.  Finally, the Bank's board of directors has created a Loan Review Committee to review the asset quality, concentrations and problem credits within the Bank's loan portfolio.

The Bank has addressed all violations and contraventions of policy and has either corrected or is in the process of correcting each such violation or contravention.

The Bank has implemented a technical exception tracking system in order to monitor technical exceptions.  In addition, the Bank has drafted and implemented new procedures aimed at reducing technical exceptions noted by regulators during their examinations of the Bank.

The Bank has not paid dividends since the inception of the Action Plans.  Cornerstone declared a dividend of $0.625 per share with respect to the Preferred Shares.  The dividend was paid on May 25, 2011 following the Federal Reserve Bank of Atlanta's (the “FRBA”) approval of the dividend on May 23, 2011. Cornerstone also declared and paid a second dividend in 2011 in the amount of $0.625 per share with respect to the Preferred Shares.  The dividend was approved by the FRBA and had a record date of March 31, 2011 and a payment date of September 28, 2011.

The Bank is actively monitoring and is not aware of any new extensions of credit to prohibited classified borrowers as of September 30, 2011.

Management and the Board have carefully considered the impact of the Action Plans on the Bank’s current and future operations.  Areas that have received additional attention as a result of the Action Plans include the Bank’s liquidity position, overall balance sheet structure, capital and earnings.  The Bank has considered the impact of deposit interest rate restrictions that may impair the Bank’s ability to raise local certificates of deposit.  Management has placed an emphasis on increasing local deposits, reducing its non-core liabilities and establishing a liquidity contingency plan to address potential problems.  The Bank’s overall balance sheet structure has also been considered.  The reduction in assets has impacted the Bank’s earning assets and therefore the Bank’s net interest income.  To offset this reduction the Bank has reduced its cost of funds as well as its non-interest expense over the last two years.  One of the primary impacts of the Order and the Agreement is the need for additional capital.  Cornerstone has incurred additional time and expense to generate its Preferred Stock offering.  The Preferred Stock has an annual ten percent return which will require additional earnings from the Bank to meet the annual dividend requirement.  The Bank’s earnings have been impacted negatively due to the recent regulatory criticism.  One example of the negative impact on earnings is the increased FDIC insurance premiums have been incurred and will continue to be at an elevated level until the Bank’s overall condition improves.

Noncompliance with the Action Plans could subject the Bank to an array of penalties, ranging from civil money penalties to a termination of the Bank's deposit insurance for more egregious violations of applicable bank rules and regulations.

Federal Reserve Bank of Atlanta (FRBA) Letter

Cornerstone received a letter dated March 30, 2010 from its primary banking regulator, the FRBA.  The letter directs Cornerstone to obtain the FRBA's written approval before Cornerstone (i) incurs any indebtedness; (ii) declares or pays any dividends; (iii) redeems any corporate stock; or (iv) makes any other payment representing a reduction in its capital, except for the payment of normal and routine operating expenses.  As noted above, Cornerstone has received FRBA's approval for dividends with respect to the Preferred Shares.  The letter notes that the condition of the Bank has caused Cornerstone to be in "troubled condition" under Regulation Y.  As a result, notice to the FRBA is required before Cornerstone undertakes any changes in senior executive management or directorships, and approval of the FRBA (with the written concurrence of the FDIC) must be obtained before Cornerstone grants or enters into any agreement to provide a golden parachute or severance payment.  To date, Cornerstone is in compliance with the requirements of the FRBA letter.

To date the most significant impact of the FRBA’s letter relates to the payment of dividends on the Preferred Shares.  However, Cornerstone has been able to consistently raise additional capital and the company has generated positive earnings during 2011.  These two elements coupled with the Bank’s stabilization of asset quality have, in Cornerstone’s estimation, led to the approval of the Preferred Shares dividend payments.

Review of Financial Performance

As of September 30, 2011, Cornerstone had total consolidated assets of $426.4 million, total loans of $270.4 million, total securities of $93.7 million, total deposits of $322.6 million and stockholders’ equity of $32.4 million. Net income for the three and nine month periods ended September 30, 2011 totaled $523,668 and $917,230, respectively.

Results of Operations

Net income for the three months ended September 30, 2011 was $523,668 or $0.06 basic earnings per common share, compared to a net income of $213,674 or $0.03 basic earnings per common share, for the same period in 2010.  Net income for the nine months ended September 30, 2011 was $917,230 or $0.09 basic earnings per common share, compared to a net income of $575,607 or $0.09 basic earnings per common share, for the same period in 2010.

The following table presents our results for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 (amounts in thousands).

			2011-2010				2011-2010
	Three months		Percent	Dollar	Nine months		Percent	Dollar
	ended September 30,		Increase	Amount	ended September 30,		Increase	Amount
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Interest income	$5,114	$5,933	(13.80)%	$(819)	$15,493	$19,766	(21.62)%	$(4,273)
Interest expense	1,510	2,176	(30.61)%	(666)	4,957	7,283	(31.94)%	(2,326)
Net interest income
before provision for loss	3,604	3,757	(4.07)%	(153)	10,536	12,483	(15.60)%	(1,947)

Provision for loan loss	115	681	(83.11)%	(566)	145	3,161	(95.41)%	(3,016)
Net interest income after
provision for loan loss	3,489	3,076	13.43%	413	10,391	9,322	11.47%	1,069

Total noninterest income	323	1,416	(77.19)%	(1,093)	909	2,911	(68.77)%	(2,002)
Total noninterest expense	3,076	4,209	(26.92)%	(1,133)	10,151	11,493	(11.68)%	(1,342)

Income before income taxes	736	283	160.07%	453	1,149	740	55.27%	409

Provision for income taxes	212	69	207.25%	143	232	164	41.46%	68

Net income	$524	$214	144.86%	310	$917	$576	59.20%	341

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities.  Net interest income is also the most significant component of our earnings.  For the three months ended September 30, 2011, net interest income before the provision for loan loss, decreased $153 thousand or  4.07 percent over the same period of 2010.  For the nine months ended September 30, 2011, net interest income before the provision for loan loss, decreased $1.9 million or 15.60 percent.

Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities) was 3.49 percent compared to 3.15 percent for the three month periods ended September 30, 2011 and 2010, respectively. Cornerstone’s interest rate spread for the nine month period ended September 30, 2011 was 3.33 percent compared to 3.26 percent for the same time period in 2010.

The net interest margin on a tax equivalent basis was 3.69 percent and 3.32 percent for the three month periods ended  September 30, 2011 and 2010, respectively.  Cornerstone’s net interest margin for the nine month period ended September 30, 2011 was 3.51 percent compared to 3.45 percent for the same period in 2010.

Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

Cornerstone’s net interest income has been negatively impacted by a reduction in the Bank’s earning assets.  For the three months ended September 30, 2011, Cornerstone had approximately $397 million in average earning assets.  The decrease is approximately $61 million or 13.3 percent.  As a direct result, Cornerstone’s net interest income decreased approximately $153 thousand or 4.1 percent.  Cornerstone was, however, able to improve its net interest margin from 3.32 percent in the third quarter of 2010 to 3.69 for the third quarter of 2011 primarily by reducing its most expensive liabilities.

As of September 30, 2011, the Bank’s total loans equaled approximately $270.4 million compared to approximately $285.2 million as of December 31, 2010.  The reduction in loans is a result of increased loan competition in the Bank’s local market resulting in refinances and loans that have been transferred into the Bank’s other real estate owned asset category as a result of foreclosure.  In response to the decrease in loans, the Bank’s Asset-Liability Committee is proactively managing the Bank’s interest-bearing liabilities which enabled the Bank to reduce its interest expense during the third quarter by approximately $666 thousand or 30.61% when comparing the three months ended September 30, 2011 to September 30, 2010.  For the nine months ended September 30, 2011, the Bank was able to reduce its interest expense by approximately $2.3 million or 31.94 percent compared to the nine months ended September 30, 2010.  Currently, the Bank is attempting to increase its loan portfolio and thereby improve its net interest income.

For the nine month period ended September 30, 2011, the Bank’s investment portfolio yielded 2.38 percent compared to 3.32 percent for the same time period in 2010.  The Bank decreased the amount of its average investment portfolio from approximately $134 million as of September 30, 2010 to approximately $113 million as of September 30, 2011.  The reduction in investments is due in part to a decrease in pledging requirements as the Bank has repaid $27 million in Federal Home Loan Bank advances since March 31, 2010.  The Bank currently is invested in GNMA securities and municipal general obligations.  Further, the Bank intends to increase its loan portfolio over the remainder of 2011 and 2012 and plans to fund the loan growth with cash and the liquidation of floating rate securities.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans.  The provision for loan losses amounted to $115 thousand for the three months ended September 30, 2011 and $145 thousand for the nine months ended September 30, 2011.

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

The following table presents the components of noninterest income for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

			2011-2010			2011-2010
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)
Service charges on deposit accounts	$216	$309	(30.10)%	$657	$993	(33.84)%
Realized gains on sale of securities	60	1,059	(94.33)%	107	1,698	(93.70)%
Net gains / (losses) on sale of loans and other assets	32	34	(5.88)%	88	165	(46.67)%
Other noninterest income	15	14	7.14%	57	55	3.64%
Total noninterest income	$323	$1,416	(77.19)%	$909	$2,911	(68.77)%

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

The Bank expects to originate Small Business Administration (“SBA”) qualifying loans and sell the SBA qualified portion of the loans to third parties.  The origination and sale of these loans would increase the Bank’s net gain on sale of loans and other assets.

During 2010, the Bank elected to convert a significant amount of its security portfolio from a fixed interest rate position to a variable interest rate position.  This change negatively impacted the Bank’s investment yield in the short-term.  For example, the yield on investment securities for the three months ended September 30, 2011 was 2.38 percent compared to a nine month yield of 3.32 percent as of September 30, 2010.  The Bank’s Investment Committee and Asset-Liability Committees elected to make this adjustment to provide an interest rate hedge in anticipation of interest rates increasing in the future.  The adjustment of the portfolio also allowed the Bank to realize approximately $1.7 million in gains on the sale of securities during the first nine months of 2010.  The Bank’s Investment Committee has elected to sell a small number of securities in 2011 resulting in a gain of approximately $107 thousand.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance, net foreclosed assets expense and other operating expense.

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands).

			2011-2010			2011-2010
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase /	September 30,		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Salaries and employee benefits	$1,459	$1,525	(4.33)%	$4,504	$4,680	(3.78)%
Occupancy and equipment expense	362	397	(8.82)%	1,118	1,121	(0.27)%
Foreclosed asset expense, net	307	906	(66.11)%	1,385	1,898	(27.03)%
FDIC depository insurance	234	386	(39.38)%	798	915	(12.79)%
Other operating expense	715	995	(28.14)%	2,346	2,879	(18.51)%
Total noninterest expense	$3,077	$4,209	(26.89)%	$10,151	$11,493	(11.69)%

Significant matters relating to the changes to noninterest expense are presented below:

Cornerstone reduced its employee expense by controlling cost of living adjustment raises over the last three years and through an overall reduction in employees.  The Bank anticipates employee expense will increase slightly as Cornerstone adds additional talent to handle the increasing regulatory requirements.  The Bank expects employee expense to continue to climb into 2012 as employee benefits are resumed as the Bank’s performance improves.

As of September 30, 2011, the Bank had incurred approximately $1.2 million in write-down of other real estate and repossessed assets.  The write-downs were the result of required annual appraisal updates.  The largest write-down involved a Chattanooga, Tennessee subdivision which declined in value by approximately 25% from the previous appraisal performed in 2010.  The Bank anticipates additional other real estate write-downs during the remainder of 2011 and into 2012 due to a declining trend in real estate values.  Finally, during the second quarter, and continuing into the third quarter of 2011, the Bank was able to increase its revenue from its other real estate owned to fully cover the non-write-down expense of the properties.

Depository insurance during the third quarter decreased from approximately $386 thousand as of September 30, 2010 to approximately $234 thousand as of September 30, 2011.  The decrease in insurance assessment was the result of a revision in the FDIC’s assessment methodology.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled approximately $426.4 million as of September 30, 2011 compared to $441.5 million as of December 31, 2010.

Liabilities as of September 30, 2011 and December 31, 2010 totaled approximately $393.9 million and $415.7 million, respectively.

Stockholders’ equity as of September 30, 2011 and December 31, 2010 totaled approximately $32.4 million and $25.8 million, respectively.

Securities-The Bank’s investment portfolio, primarily consisting of Ginnie Mae Agency, mortgage-backed securities and municipal securities, amounted to approximately $93.7 million as of September 30, 2011 compared to approximately $108.3 million as of December 31, 2010. The primary purposes of the Bank’s investment portfolio are to provide liquidity, satisfy pledging requirements, collateralize the Bank’s repurchase accounts and secure the Bank’s FHLB borrowings.

Loans-The composition of loans at September 30, 2011 and at December 31, 2010 and the percentage (%) of each classification to total loans are summarized in the following table (amounts in thousands):

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage
Owner-occupied	$63,405	23.45%	$64,971	22.78%
All other	62,009	22.93%	64,060	22.46%
Consumer real estate-mortgage	68,466	25.32%	71,878	25.20%
Construction and land development	32,808	12.13%	29,848	10.46%
Commercial and industrial	40,880	15.12%	51,160	17.94%
Consumer and other	2,833	1.05%	3,330	1.16%
Total loans	270,401	100.00%	285,247	100.00%
Less: Allowance for loan losses	(6,864)		(9,132)

Loans, net	$263,537		$276,115

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

During 2011, the Bank added minimal provision to the loan loss allowance. Management believes that it has established an allowance for loan losses that adequately accounts for the Bank’s identified loan impairment.  However, additional provision to the loan loss allowance may be needed in future quarters as the Bank works its problem assets through the collection cycle.

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2011 and for the year ended December 31, 2010 and the ratio of the allowance for loan losses to total loans as of the end of each period (amounts in thousands):

	September 30,	December 31,
	2011	2010
Balance, beginning of period	$9,132	$5,905
Loans charged-off	(2,855)	(4,688)
Recoveries of loans previously charged-off	442	624
Provision for loan losses	145	7,291
Balance, end of period	$6,864	$9,132

Total loans	$270,401	$285,247

Ratio of allowance for loan losses to loans outstanding at the end of the period	2.54%	3.20%

Ratio of net charge-offs to total loans outstanding for the period	0.89%	1.42%

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

The following table summarizes Cornerstone’s non-performing assets at each quarter end from December 31, 2010 to September 30, 2011 (amounts in thousands):

	September 30,	June 30,	March 31,	December 31,
	2011	2011	2011	2010
Non-accrual loans	$8,560	$7,233	$6,271	$13,633
Foreclosed assets	18,255	20,058	20,464	12,809
Total non-performing assets	$26,815	$27,291	$26,735	$26,442

30-89 days past due loans	$2,088	$2,046	$8,438	$2,306

Total loans outstanding	$270,401	$270,171	$273,750	$285,247

Allowance for loan losses	6,864	6,814	7,914	9,132

Ratio of non-performing loans to total loans outstanding at the end of the period	3.17%	2.68%	2.29%	4.78%

Ratio of non-performing assets to total allowance for loan losses at the end of the period	390.66%	400.51%	337.82%	289.55%

As of September 30, 2011, the Bank continued to experience a reduction in 30-89 days past due loans when compared to the first quarter of 2011.   The decrease is primarily attributable to two relationships.  One of the relationships has moved to the Bank’s other real estate owned and is producing rental income for the Bank.  The second relationship is currently on non-accrual.  However, the borrower is in active negotiations to sell the property and is fully cooperating with the Bank.

Non-accrual loans increased during 2011 to approximately $8.6 million as of September 30, 2011.  The slight increase was due to the above mentioned relationship which should be resolved prior to year end 2011.  The non-accrual loan total has another large relationship of approximately $3 million. The relationship is in bankruptcy and the courts are presently making payments on several income producing parcels of commercial real estate.  The two relationships represent approximately 64 percent of the total non-accrual amount.

During the third quarter of 2011, the Bank’s foreclosed assets reduced by approximately $1.8 million, of which approximately $1.5 million resulted from sale proceeds.  Management will continue its efforts to liquidate all foreclosed assets, especially non-income producing properties that have a negative impact on earnings.

The Bank is experiencing increasing interest in its properties and expects a decrease in the amount of foreclosed assets.  The Bank currently has approximately $500 thousand under contract to sell during the fourth quarter of 2011.  Management expects further sales to finalize during the remainder of 2011 as well.

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

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Core funding:
Non-interest bearing demand deposits	$40,115	10.32%	$28,980	7.07%
Interest-bearing demand deposits	22,774	5.86%	24,834	6.06%
Savings & money market accounts	43,477	11.19%	34,042	8.31%
Time deposits under $100,000	115,411	29.70%	133,626	32.61%
Total core funding	221,777	57.07%	221,482	54.05%

Non-core funding:
Time deposit of $100,000 or more	$100,775	25.93%	$113,965	27.81%
Fed funds purchased and securities sold under agreements to repurchase	26,054	6.70%	24,325	5.94%
Federal Home Loan Bank advances	40,000	10.30%	50,000	12.20%
Total non-core funding	166,829	42.93%	188,290	45.95%

Total	$388,606	100.00%	$409,772	100.00%

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

Capital Resources-At September 30, 2011 and December 31, 2010, Cornerstone’s stockholders’ equity amounted to approximately $32.4 million and approximately $25.8 million, respectively.

Cornerstone’s stockholders’ equity increased approximately $6.6 million during the first nine months of 2011.  The increase in equity can be attributed to Cornerstone’s 2011 earnings of approximately $917 thousand, additional capital from Cornerstone’s preferred stock offering of approximately $4.6 million and an increase in unrealized gain on securities available for sale of approximately $1.4 million.  Following is a summary of the Bank’s capital ratios as of September 30, 2011:

Tier 1 leverage ratio of 6.65% to average assets.
Tier 1 risk-based capital ratio of 9.86% to risk weighted assets.
Total risk-based capital ratio of 11.12% to risk weighted assets.

Cornerstone has requested permission from the Federal Reserve Bank of Atlanta (the “Federal Reserve”) to pay its   scheduled second quarter 2011 dividend on its series A convertible preferred stock in the amount of $0.625 per share. Cornerstone is waiting for a final decision from the Federal Reserve authorizing the payment of the dividend.

Cornerstone had total outstanding borrowings of approximately $3 million as of September 30, 2011 with the Federal Deposit Insurance Corporation as Receiver for Silverton Bank, N.A.

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

Item 4T. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer and Chief Financial Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiary) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

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

Cornerstone Bancshares, Inc.

Date: November 10, 2011	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President
(principal executive officer)

Date: November 10, 2011	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and accounting officer)
EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.