Form 10-K
period 2011-12-31
CORNERSTONE BANCSHARES INC
filed 2012-03-29
CIK 1038773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2011 was $6 million. The market value calculation was determined using the closing sale price of the Registrant’s common stock on June 30, 2011, as reported on the OTC Bulletin Board. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the Registrant. As of the close of business on December 31, 2011 there were 6,500,396 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of this Annual Report on Form 10-K, as well as the following:  (i) our ability to continue as a going concern, (ii) the effect of enforcement actions to which the Bank is subject, (iii) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (iv) the possibility that our asset equality will continue to decline or that we will continue to experience greater loan losses than anticipated, (v) increased levels of other real estate, primarily as a result of foreclosures, (vi) the impact of our Series A Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (vii) our ability to obtain additional capital and, if obtained, the possibly significant dilution to current shareholders, (viii) the impact of liquidity needs on our results of operations and financial condition, (ix) economic conditions in the local markets where we operate, (x) the impact of continuing negative developments in the financial industry and U.S. and global capital and credit markets, (xi) uncertainty that recently enacted legislation will stabilize the U.S. financial system, (xii) the unpredictable impact of recently enacted legislation on our business, (xiii) the impact of federal and state regulations on our operations and financial performance, (xiv) whether a significant deferred tax asset we have can be fully realized, (xv) competition from financial institutions and other financial service providers; (xvi) changes in interest rates, (xvii) our ability to retain the services of key personnel, (xviii) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xix) our ability to adapt to technological changes. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

PART I

ITEM 1. BUSINESS

OVERVIEW

Cornerstone was incorporated on September 19, 1983 under the laws of the State of Tennessee. Cornerstone is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was formerly known as East Ridge Bancshares, Inc. It has one wholly-owned subsidiary: Cornerstone Community Bank, a Tennessee banking corporation (the “Bank”), which resulted from the merger of The Bank of East Ridge and Cornerstone Community Bank effective October 15, 1997. The Bank owned and operated a subsidiary, Eagle Financial, Inc. (Eagle), a finance and factoring company. On December 1, 2011, the Bank elected to transfer the operations, assets and liabilities of Eagle into the Bank. The transfer allowed the Bank to combine the operations of Eagle with the Bank’s asset based lending department. As a result, the Bank formed Eagle Financial, a division of Cornerstone Community Bank. The Bank maintains the existence of this subsidiary in an inactive status.

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

The Bank

The Bank is a Tennessee-chartered commercial bank established in 1985 which has its principal executive offices in Chattanooga, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, consumer loans and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in obligations of the U.S. Government, U.S. Government agencies, and various states and their political subdivisions. In addition to deposits, sources of funds for the Bank’s loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.

At December 31, 2011, the Bank had five full-service banking offices located in Hamilton County, Tennessee and one loan production office located in Dalton, Georgia.

Eagle Financial, a Division of Cornerstone Community Bank

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

Employees

As of December 31, 2011, Cornerstone had 109 full-time equivalent employees. The employees are not represented by a collective bargaining unit. Cornerstone believes that its relationship with its employees is good.

Competition

All phases of the Bank’s banking activities are highly competitive. The Bank competes actively with over 20 commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Hamilton County, Tennessee.

The Bank’s deposits totaled approximately $314 million as of December 31, 2011. The deposit base represents approximately 4% of the deposit base in the Chattanooga, Tennessee Metropolitan Statistical Area (MSA). Three major regional banks represent approximately 60% of the deposits in the Chattanooga, Tennessee MSA. These larger financial institutions have greater resources and higher lending limits than the Bank, and each of the three institutions has over 20 branches in the Chattanooga, Tennessee MSA. There are also several credit unions located in Hamilton County, Tennessee. Credit unions are not subject to the same income tax structure as commercial banks. This advantage enables credit unions to offer competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

The Bank competes for deposits principally by offering depositors a variety of deposit programs with competitive interest rates, quality service and convenient locations and hours. The Bank focuses its resources in seeking out and attracting small business relationships and taking advantage of the Bank’s ability to provide flexible service that meets the needs of this customer class. Management feels this market niche is the most promising business area for the future growth of the Bank.

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

On April 2, 2010, the Bank entered into a Stipulation to the Issuance of a Consent Order (the "Stipulation") with the FDIC. Pursuant to the Stipulation, the Bank has consented, without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulations, to the issuance of a Consent Order (the "Order") by the FDIC, also effective as of April 2, 2010. On April 8, 2010, the Bank also executed a written agreement (the "Agreement") with the TDFI.

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

Cornerstone anticipates that the offering will continue to be effective until June 30, 2012. To date, Cornerstone has raised approximately $10 million.

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

The Bank enhanced its liquidity policy to include additional liquidity measurements and a revised liquidity contingency funding plan. In addition to the policy updates, the Bank engaged an outside consultant to perform quarterly liquidity analysis for the Bank's Asset–Liability Committee's ("ALCO") review. The Bank's board of directors has established liquidity goals and is monitors these levels on a quarterly basis. The September 30, 2011 report was received and reviewed during the November 2011 ALCO meeting.

The Bank engaged an outside consultant to perform quarterly interest rate risk modeling for the Bank's ALCO committee's review. The Bank's board of directors has established interest rate sensitivity goals and is monitoring these levels on a quarterly basis. The September 30, 2011 report was received and reviewed during the November 2011 ALCO meeting.

The Bank prepared budgets for its 2011 and 2012 fiscal years and submitted the budgets to the FDIC for review.

The Bank prepared a strategic plan and submitted such strategic plan to the FDIC for review. One of the primary components of the strategic plan was to reduce the Bank's average assets. By the fourth quarter of 2011, the Bank had lowered its average assets to approximately $417 million compared to approximately $450 million as of fourth quarter 2010. The primary decrease in average assets was the reduction in Bank securities. A bank’s average assets are included in the calculation of its regulatory capital ratios. The reduction in average assets, along with the holding company’s fourth quarter 2011 capital injection of $4.5 million, allowed the Bank to achieve the regulatory capital ratios as outlined in the Action Plans.

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

The Bank has not paid common stock dividends since the inception of the Action Plans. Cornerstone declared a dividend of $0.625 per share with respect to the Preferred Shares. The dividend was paid on May 25, 2011 following the Federal Reserve Bank of Atlanta's (the “FRBA”) approval of the dividend on May 23, 2011. Cornerstone has declared a second dividend in the amount of $0.625 per share with respect to the Preferred Shares. This dividend was also approved by the FRBA. The dividend has a record date of March 31, 2011 and a payment date of September 28, 2011. Cornerstone has declared a third dividend in the amount of $0.625 per share with respect to the Preferred Shares. This dividend was also approved by the FRBA. The dividend record date was September 30, 2011 and a payment date of February 28, 2012.

The Bank is actively monitoring and is not aware of any new extensions of credit to prohibited classified borrowers as of December 31, 2011.

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

To date the most significant impact of the FRBA’s letter relates to the payment of dividends on the Preferred Shares. However, Cornerstone has been able to consistently raise additional capital and the company generated positive earnings during 2011. These two elements coupled with the Bank’s stabilization of asset quality have, in Cornerstone’s estimation, led to the approval of the Preferred Shares dividend payments.

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

Subsequent to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), the FDIC issued risk-based bank capital guidelines which went into effect in stages through 1992. In accordance with the FDIC's risk-based standards, an institution's assets and off-balance sheet activities are categorized into one of four risk categories, with either a 0%, 20%, 50%, or 100% amount of capital to be held against these assets. In addition, the guidelines divide capital instruments into Tier 1 (core) capital and Tier 2 (supplementary) capital. The risk-based capital adequacy guidelines require that (i) Tier 1 capital equal or exceed 4% of risk-weighted assets; (ii) Tier 2 capital may not exceed 100% of Tier 1 capital, although certain Tier 2 capital elements are subject to additional limitations; (iii) assets and off-balance sheet items must be weighted according to risk; and (iv) the total capital to risk-weighted assets ratio must be at least 8.0%. The FDIC's current leverage capital requirement requires banks receiving the highest regulatory rating based upon the FDIC's routine examination process, to maintain Tier 1 capital equal to 3.0% of the bank’s total assets. The FDIC may determine that an insured institution needs to maintain a higher capital level based on the institution’s particular risk profile. The FDIC used this authority under the Action Plans as to the Bank. Specifically, the Action Plans require the Bank to maintain higher capital ratios. For a more detailed discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 under the caption “Consent Order”. When determining an insured institution’s minimum capital level, the FDIC will consider whether the financial history or condition; managerial resources; the future earnings prospects; significant risks from concentrations of credit or nontraditional activities; excessive interest rate risk exposure; or a significant volume of criticized assets poses a risk to the insured institution’s capital adequacy.

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

State banks are subject to regulation by the TDFI with regard to capital requirements and the payment of dividends. Tennessee has adopted the provisions of the Federal Reserve Board’s Regulation O with respect to restrictions on loans and other extensions of credit to bank “insiders”. Further, under Tennessee law, state banks are prohibited from lending to any one person, firm or corporation amounts more than fifteen percent (15%) of the bank’s equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples, or (ii) with the prior approval of the bank’s board of directors or finance committee (however titled), the bank may make a loan to any person, firm or corporation of up to twenty-five percent (25%) of its equity capital accounts. Tennessee law requires that dividends be paid only from retained earnings (or undivided profits) except that dividends may be paid from capital surplus with the prior written consent of the TDFI. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends.

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

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the U.S. Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide unlimited FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal Accounts (commonly known as NOW accounts) paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (commonly known as IOLTA) held at participating FDIC-insured institutions. Such unlimited insurance coverage expired and was not extended under the Dodd-Frank Act (defined below). The $250,000 deposit insurance coverage limit was scheduled to return to $100,000 on January 1, 2010, but was extended by congressional action until December 31, 2012 and the NOW and IOLTA accounts are subject to such $250,000 insurance coverage limit. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Bank elected to participate in the unlimited deposit insurance coverage for noninterest bearing transaction deposit accounts, but declined to participate in the senior unsecured debt guarantee coverage.

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The impact of the Dodd-Frank Act on the financial services industry will be broad, with enhanced regulatory oversight and compliance, including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. In addition, the Dodd-Frank Act established a new framework for systemic risk and oversight in the industry which has resulted and will continue to result in sweeping changes in the regulation of financial institutions aimed at strengthening safety and soundness for the financial services sector. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•	Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•	Federal Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits and provides unlimited federal deposit insurance on non-interest bearing transaction accounts at all insured depository institutions until December 31, 2012. The Dodd-Frank Act also changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminates the ceiling on the size of the DIF and increases the floor of the size of the DIF.
•	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the Bureau, responsible for implementing, examining and, for large financial institutions, enforcing compliance with federal consumer financial laws. The Bureau will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortage-related maters such as, steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. On July 21, 2011 the Dodd-Frank Act transferred the responsibility for implementation of a wide variety of existing consumer protection rules and regulations to the Bureau. In addition, the Dodd-Frank Act tasks the Bureau with implementation of many new consumer protection initiatives required by that law. While the exact impact of these future changes is unknown, the Bank expects that it will incur additional expense related to the implementation of those rules. Another provision of the Dodd-Frank Act, commonly known as the Durbin Amendment, became effective October 1, 2011. The Durbin Amendment limits interchange fees payable on debit card transactions for financial institutions with less than $10 billion in assets. While the Durbin Amendment does not directly apply to the Bank, competitive market forces related to the reduction mandated by the Durbin Amendment may result in a decrease in revenue from interchange fees for smaller financial institutions. Because the Bank has under $10 billion in total assets, however, the FDIC will still continue to examine it at the federal level for compliance with such laws.
•	Interest on Demand Deposit Accounts. The Dodd-Frank Act repeals the prohibition on the payment of interest on demand deposit accounts effective one year after the date of enactment, thereby permitting depository institutions to pay interest on business checking and other accounts.
•	Mortgage Reform. The Dodd-Frank Act provides for mortgage reform addressing a customer’s ability to repay, restricts variable-rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and makes more loans subject to requirement for higher-cost loans, new disclosures and certain other restrictions.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves various risks which are particular to Cornerstone, its industry and its market area. Several risk factors regarding investing in our securities are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our securities to decline in future periods.

There could in the future be doubt as to our ability to continue as a going concern.

As of December 31, 2011, Cornerstone had one loan, currently being serviced by Midland Loan Services for the FDIC, which totaled approximately $3 million. The loan contains certain compliance covenants which include stated minimum or maximum target amounts for Cornerstone’s capital levels, the Bank’s capital levels, nonperforming asset levels at the Bank and the ability of Cornerstone to meet the required debt service coverage ratio, which is computed on the four most recent consecutive fiscal quarters. Due to the level of nonperforming assets of the Bank and not currently meeting the required debt service coverage ratio, Cornerstone was not in compliance with these two covenants at December 31, 2011. However, Cornerstone had previously obtained waivers through December 31, 2011. During March 2012, Cornerstone obtained from the FDIC a waiver of the covenant compliance requirements through December 31, 2012, granted that all payments are made in accordance with the aforementioned repayment schedule. However, if we are unable to comply with such covenants or obtain an additional waiver from the lender for violations that occur after December 31, 2012, if any, the lender may declare the loan in default and take possession of the Bank’s common stock. If this event were to occur, our assets and operations would be substantially reduced and therefore our ability to continue as a going concern would be in substantial doubt.

The Bank is subject to enforcement actions that could have a material negative effect on our business, operations, financial condition, results of operations and the value of our Series A Preferred Stock and Common Stock.

The Bank entered into a consent order with the FDIC on April 2, 2010 and a written agreement with the TDFI on April 8, 2010, which we collectively refer to in this prospectus as the Action Plans. The Action Plans are substantially similar and relate to areas of the Bank’s operations identified as warranting improvement through a joint examination of the Bank by the FDIC and the TDFI commenced on October 8, 2009. The Action Plans, among other things, prohibit the Bank from declaring or paying cash dividends without the written consent of certain officials of the FDIC and the TDFI. The Action Plans further restrict the Bank from extending additional credit to certain borrowers whose existing credit has been classified as “loss,” “doubtful” or “substandard” or has been charged off the books of the Bank and, in each case, is uncollected. In addition, the Action Plans require the Bank within 60 days after their respective effective dates to prepare and implement a written capital plan to (i) increase its Tier 1 capital to no less than 8% of the Bank’s average total assets; and (ii) achieve and maintain, after establishing a reasonable allowance for loan and lease losses, (a) its Tier 1 leverage capital ratio at not less than 8% of the Bank’s average total assets; (b) its Tier 1 risk-based capital ratio at not less than 10% of the Bank’s total risk-weighted assets; and (c) its total risk-based capital ratio at not less than 12% of the Bank’s total risk-weighted assets. Other requirements under the Action Plans primarily relate to the development and implementation of written plans, policies and procedures, including with respect to management and staffing, interest rate risk, appraisal weakness, liquidity, credit underwriting and loan administration, annual profit plan and budget, and reduction and collection of delinquent loans. For a detailed discussion of the requirements of the Action Plans, see “Business Overview-Supervision and Regulation.” The Action Plans will remain in effect until modified or terminated by the FDIC or the TDFI, as the case may be. Generally, enforcement actions such as the Action Plans can be lifted only after subsequent examinations substantiate complete correction of the underlying issues. The Bank is required to provide written progress reports to the regulatory officials on a quarterly basis until such time as the requirements of the Action Plans have been accomplished and the Bank has been released in writing from such obligation. To date, we have fully and timely complied with the requirements of the Action Plans. While we intend to take such further actions as may be necessary to comply with the requirements of the Action Plans, we may be unable to comply fully with future deadlines or other terms of the Action Plans. Failure to adhere to the requirements of the Action Plans could result in more severe restrictions and civil monetary penalties. Should we fail to maintain the capital ratios specified in the Action Plans, the FDIC and the TDFI may require the Bank to implement a contingency plan that could include the requirement to sell or merge the Bank. If we suffer continued deterioration in our financial condition, the Bank may be subject to being placed into a federal conservatorship or receivership, in which case we probably would suffer a complete loss of the value of our ownership interest in the Bank and we subsequently may be exposed to significant claims by the FDIC and the TDFI. The terms of the Action Plans could also have a material adverse effect on our business, operations, financial condition, results of operations and the value of our Series A Preferred Stock and Common Stock.

Our loan portfolio includes residential construction and land development loans, which have a greater credit risk than residential mortgage loans.

We engage in residential construction and land development loans to developers. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Furthermore, during adverse general economic conditions, such as are now being experienced in residential real estate construction nationwide, borrowers involved in the residential real estate construction and development business may suffer above normal financial strain. As the residential real estate development and construction market in our markets has deteriorated, our borrowers in this segment have begun to experience difficulty repaying their obligations to us. If additional charge-offs or foreclosures relating to these loans are necessary in the future, our results of operations would be negatively impacted. Additionally, to the extent repayment is dependent upon the sale of newly constructed homes or lots, such sales are likely to be at lower prices or at a slower rate than was expected when the loan was made, which may result in such loans being placed on non-accrual status and subject to higher loss estimates even if the borrower keeps interest payments current. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge-offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.

If our asset quality continues to decline or we continue to experience greater loan losses than anticipated, our earnings and overall financial condition will be adversely affected even further.

Our assets are primarily comprised of loans. The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. While the risk of nonpayment of loans is inherent in banking, we have experienced higher nonpayment levels than anticipated, which has had a significant adverse effect on our earnings and overall financial condition. Although we have taken actions to prevent further decline, including the creation of a special asset committee to develop and review action plans for minimizing loan losses and the dedication of resources to assist in the collection and recovery process, there can be no assurance that the outcome of such actions will be successful. As required under the terms of the Action Plans to which the Bank is subject, the Bank has established a loan review committee comprised of a majority of non-employee directors to periodically review the Bank’s loan portfolio and identify and categorize problem credits. To minimize the likelihood of a substandard loan portfolio, we assess the credit worthiness of customers and perform collateral valuations. Management also maintains an allowance for loan losses based upon, among other things, historical experience and an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if regulatory authorities require us to increase our allowance for loan losses as a part of their examination process, additional provision expense would be incurred and our earnings and capital could be significantly and adversely affected. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of management’s control. These additions may require increased provision expense which would negatively impact our results of operations.

We have increased levels of other real estate, primarily as a result of foreclosures.

As we have begun to resolve non-performing real estate loans, we have increased the level of foreclosed properties, primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments due to new appraisal values and gains or losses on disposition. As levels of other real estate increase and also as local real estate values decline, these charges will likely increase, negatively affecting our results of operations.

Our Series A Convertible Preferred Stock will reduce net income available to holders of our Common Stock and earnings per common share.

The cash dividends paid or accumulated on our Series A Convertible Preferred Stock, and any future capital stock we may issue which is senior to our Common Stock, will reduce any net income available to holders of Common Stock and our earnings per common share. The preferred stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of our Company. To date, we have received regulatory approval first and have made five dividend payments on the Series A Convertible Preferred Stock. However, because of the need for regulatory approval to pay future dividends on the Series A Convertible Preferred Stock dividends could accumulate and become quite substantial. The higher these accumulated dividends, the higher the preference payable in the event of liquidation, dissolution or winding up of our Company and the less likely the holders of our Common Stock will be to realize any proceeds in such event.

We may require additional capital which may not be able to be obtained or, if obtained, may cause significant dilution to current shareholders.

We may require capital from sources other than earnings generation. Such other sources may include an offering of equity-based securities, which could significantly dilute your investment in the event of conversion. In November 2009, the FDIC downgraded the Bank’s status to an “adequately capitalized” institution, which, among other things, restricts the interest rates payable by the Bank for time deposits. We may need to pursue additional sources of capital, which may include additional equity investments, additional offerings of equity-based securities, borrowed funds or any combination of these sources. Our ability to access these alternative capital sources may be limited due to the regulatory restrictions currently placed on us and the Bank or the condition of the capital markets. Therefore, we may have difficulty rebuilding the Bank’s capital reserves and we may provide new investors in the future certain rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from the Bank as our primary source of funds. However, in November 2009, following the conclusion of a joint examination of the Bank by the FDIC and the TDFI, the FDIC placed restrictions on the Bank’s ability to pay cash dividends, requiring that the Bank first obtain a non-objection from the FDIC. This restriction was subsequently extended in April 2010 pursuant to the Action Plans. Furthermore, the majority of the Bank’s funds are comprised of customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The repayment of loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we currently are, and may from time to time in the future be, required to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Alternative sources include advances from the Federal Home Loan Bank and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets if these alternative sources are not adequate.

Our success depends significantly upon economic conditions in the local markets where we operate.

Substantially all of our loan and deposit customers live, work and bank in the Chattanooga, Tennessee MSA. As a result, our success depends upon a sound local economy to provide opportunities for new business ventures, increased loan demand and the need for deposit services. Our profitability is impacted by these local factors as well as general economic conditions and interest rates. For example, our earnings may be negatively impacted by increases in unemployment rates or reductions in population, income levels, deposits and housing starts. The Chattanooga, Tennessee MSA has experienced an economic downturn characterized by falling home prices, rising foreclosures, reduced economic activity, increased unemployment and an increased level of commercial and consumer delinquencies. These adverse economic conditions have inhibited our growth and diminished the ability of some of our customers to service their loan obligations. If economic conditions in our local markets do not improve or deteriorate further, we could experience any of the following consequences, each of which could further adversely affect our business:

•	demand for our products and services could decline;

•	loan delinquencies may continue to increase; and

•	nonperforming assets and foreclosures may continue to increase.

A prolonged economic downturn could also negatively impact collateral values or cash flows of borrowing businesses, and as a result our primary source of repayment could be insufficient to service the debt. In addition, adverse consequences to us in the event of a prolonged economic downturn in our local markets could be compounded by the fact that many of our commercial and real estate loans are secured by real estate located in those market areas. Significant decline in real estate values in these market areas would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished. Adverse economic conditions in our local markets, including sustained periods of increased payment delinquencies, foreclosures or losses in the State of Tennessee or the State of Georgia, could impair our ability to collect loans and could otherwise have a negative effect on our assets, revenues, results of operations and financial condition.

Continuing negative developments in the financial services industry and U.S. and global capital and credit markets may lead to additional regulation and further deterioration of our results of operations and financial condition.

Negative developments in the capital and credit markets, beginning in 2008 and continuing throughout 2011, have resulted in uncertainty in the financial markets. Financial institutions across the United States, including the Bank, have experienced deteriorating asset quality. Loan portfolios include impaired loans to businesses struggling to stay in operation or achieve adequate cash flow. Further a decline in collateral values supporting these loans have also impacted the ability of a business or consumer to obtain loans or increased financial institutions losses in the event of foreclosure and liquidation. At the same time financial institutions have experienced concerns regarding liquidity. This concern has increased the competition for deposits in our local market as well as wholesale funding options. These events have impacted our stock price, as well as the stock price of other bank holding companies. The potential impact of these events may be an expansion of existing or creation of new federal or state laws and regulations regarding lending and funding practices, liquidity standards and compliance issues. See, for example, “RISK FACTORS— We cannot fully predict the impact of recently enacted legislation on our business” below. Continued negative developments below, as well as our ability to respond to these new operating and regulatory requirements could further negatively impact our results of operations. The negative consequences could limit our ability to originate new loans or obtain adequate funding or increase costs associated with regulatory compliance. Ultimately, these changes could result in modifications to our existing or future strategic plans, capital requirements, compensation, financial performance and stock performance.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

As noted above, under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide unlimited FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal Accounts (commonly known as NOW accounts) paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (commonly known as IOLTA) held at participating FDIC-insured institutions through December 31, 2009. Such unlimited insurance coverage expired and was not extended under the Dodd-Frank Act (defined below). The $250,000 deposit insurance coverage limit was scheduled to return to $100,000 on January 1, 2010, but was extended by congressional action until December 31, 2012 and the NOW and IOLTA accounts are subject to such $250,000 insurance coverage limit. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) in response to the impact of the volatility and disruption in the capital and credit markets on the financial sector. The Treasury and the federal banking regulators implemented a number of programs under this legislation to address these conditions and the asset quality, capital and liquidity issues they have caused for certain financial institutions and to improve the general availability of credit for consumers and businesses. In addition, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”) in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability. The EESA and ARRA have been followed by numerous actions by the Federal Reserve, the U.S. Congress, the U.S. Treasury, the FDIC, the Commission and others to address the liquidity and credit crisis that followed the sub-prime meltdown. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. financial system. The TLGP, the EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and/or access to credit, as well as the trading price of our common stock, could be materially and adversely affected.

We cannot fully predict the impact of recently enacted legislation on our business.

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

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

We are subject to federal and state regulations that impact our operations and financial performance.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies, including the Federal Reserve, the FDIC and the TDFI. Many of the banking regulations we are governed by are intended to protect depositors, the public or the insurance funds maintained by the FDIC, not shareholders. Compliance with the numerous banking regulations is costly and requires investment in human and information technology resources. Certain of our activities, such as the payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices, are impacted by these regulations. We are also subject to capitalization guidelines established by banking authorities, which require us to maintain adequate capital to support our growth. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.

The laws and regulations applicable to the banking industry are subject to change at any time. We cannot predict the events that will result in regulatory changes nor their impact on the banking industry in general and us in particular. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Commission have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. These regulations are applicable to us. We have experienced, and may continue to experience, increasing compliance costs as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

We have a significant deferred tax asset and cannot assure you that it will be fully realized.

We have net deferred tax assets of $2.1 million as of December 31, 2011. We did not establish a valuation allowance against our net deferred tax assets as of December 31, 2010 or December 31, 2011 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material temporary adverse effect on our results of operations and financial condition.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with other commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in our primary market areas and elsewhere.

Additionally, we face competition from de novo community banks, including those with senior management who were previously affiliated with other local or regional banks or those controlled by investor groups with strong local business and community ties. These de novo community banks may offer higher deposit rates or lower cost loans in an effort to attract our customers, and may attempt to hire our management and employees.

We compete with these other financial institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.

Changes in interest rates could adversely affect our results of operations and financial condition.

Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Accordingly, changes in interest rates could decrease our net interest income. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and the ability to realize gains from the sale of our assets, all of which ultimately affects earnings. Economic events prompted the Federal Reserve, beginning in September 2007, to reduce its federal funds rate. Due to the rapid decline in interest rates, we were unable to recalibrate our liabilities at the same rate at which loan rates declined. As a result, the net interest margin was impacted negatively during 2009. However, the Bank has been able to improve its net interest margin over the last two years as liabilities have been repriced to lower interest rates. If the Federal Reserve’s federal funds rate remains at extremely low levels or does not increase above our interest rate floors, our funding costs may increase which will negatively impact the net interest margin and our financial performance.

We rely heavily on the services of key personnel and the unexpected loss of any of those personnel could adversely affect our operations.

We rely on the strategies and management services of Mr. Nathaniel F. Hughes. The loss of his services could have a material adverse effect on our business, results of operations and financial condition. Mr. Hughes currently serves as President and Principal Executive Officer. Under the terms of the letter dated March 30, 2010 we received from the Federal Reserve Bank, however, we must first give notice to the Federal Reserve Bank before undertaking any change in our senior executive management. The steps necessary to confirm Mr. Hughes as Chief Executive Officer are being performed. We are also dependent on certain other key officers who have important customer relationships or are instrumental to our lending and depository operations. We believe that our future results will also depend upon our ability to attract and retain highly skilled and qualified personnel.

We are subject to Tennessee’s anti-takeover statutes and certain charter provisions that could decrease our chances of being acquired even if the acquisition is in the best interest of our shareholders.

As a Tennessee corporation, we are subject to various legislative acts that impose restrictions on and require compliance with procedures designed to protect shareholders against unfair or coercive mergers and acquisitions. These statutes may delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if the acquisition would be in our shareholders’ best interests. Our charter also contains provisions which may make it difficult for another entity to acquire us without the approval of a majority of the disinterested directors on our board of directors. Secondly, the amount of common stock owned by, and other compensation arrangements with, certain of our officers and directors may make it more difficult to obtain shareholder approval of potential takeovers that they oppose. Agreements with our senior management also provide for significant payments under certain circumstances following a change in control. These compensation arrangements, together with the common stock and option ownership of our board of directors and management, could make it difficult or expensive to obtain majority support for shareholder proposals or potential acquisition proposals that the board of directors and officers oppose.

The success and growth of our operations will depend on our ability to adapt to technological changes.

The banking industry and the ability to deliver financial services is becoming more dependent on technological advancement, such as the ability to process loan applications over the Internet, accept electronic signatures, provide process status updates instantly, reliable on-line banking capabilities and other customer expected conveniences that are cost efficient to our business processes. As these technologies are improved in the future, we may, in order to remain competitive, be required to make significant capital expenditures.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None

ITEM 2.      PROPERTIES

As of December 31, 2011, the principal offices of Cornerstone are located at 835 Georgia Avenue, Chattanooga, Tennessee 37402. This property is leased by the Bank. In addition, the Bank operates five full-service branches and one loan production office that are located at:

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

The Georgia Avenue facility located in downtown Chattanooga, Tennessee serves as a branch location for the Bank’s customers as well as Cornerstone’s executive offices. The Bank also owns a vacant building and lot at 103 S. Campbell Station Road Knoxville, Tennessee, which is currently for sale. Cornerstone leases and operates a service center located at 6401 Lee Corners, Suite 119, Chattanooga, Tennessee to facilitate all of its noncustomer contact functions.

ITEM 3.      LEGAL PROCEEDINGS

As of the end of 2011, neither Cornerstone nor the Bank was involved in any material litigation. The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against Cornerstone or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or Cornerstone’s consolidated financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2011 to a vote of security holders of Cornerstone through a solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 5, 2012, Cornerstone had 6,500,396 shares of common stock outstanding. Cornerstone’s common stock is quoted on the OTC Bulletin Board under the symbol “CSBQ” but is not listed on a national securities exchange. There are ten market makers who provide a market for Cornerstone’s common stock.

There were approximately 550 holders of record of the common stock as of December 31, 2011. This number does not include shareholders with shares in nominee name held by the Depository Trust Company (DTC). As of the end of 2011, there were approximately 3,871,000 shares held in nominee name by DTC. Cornerstone paid no cash dividends on common stock in 2010 or 2011. Cornerstone’s board of directors will continue to evaluate the amount of future dividends, if any, after capital needs required for expected growth of assets are reviewed. The payment of dividends is within the discretion of the board of directors, considering Cornerstone’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks. Currently, the Bank is under a restriction from the FDIC that no dividend can be paid from the Bank to the holding company without prior approval.

Table 1 presents the high and low closing prices of Cornerstone’s common stock for the periods indicated, as reported by published sources and cash dividends declared on its common stock for the last two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

TABLE 1

High and Low Common Stock Price for Cornerstone			Cash Dividends
2012 Fiscal Year	Low	High	Paid Per Share
First Quarter (through February 27, 2012)	$1.20	$2.20	-

2011 Fiscal Year
First Quarter	$1.50	$1.75	-
Second Quarter	$0.90	$1.55	-
Third Quarter	$1.01	$1.20	-
Fourth Quarter	$0.85	$1.50	-

2010 Fiscal Year
First Quarter	$2.10	$2.75	-
Second Quarter	$1.75	$4.75	-
Third Quarter	$1.35	$3.00	-
Fourth Quarter	$1.58	$2.00	-

For information relating to compensation plans under which our equity securities are authorized for issuance, see Item 12.

There were 403,989 shares of our Series A Convertible Preferred Stock outstanding as of December 31, 2011. Table 2 presents information relating to dividends paid on the Series A Convertible Preferred Stock.

TABLE 2

Series A Convertible Preferred Stock Dividend Payments			Amount
Year	Record Date	Date Payable	Per Share
2011	March 31, 2011	September 28, 2011	$0.625
	June 30, 2011	November 29, 2011	$0.625
	September 30, 2011	February 28, 2012	$0.625

2010	October 15, 2010	November 15, 2010	$0.625
	December 31, 2010	May 25, 2011	$0.625

ITEM 6.      SELECTED FINANCIAL DATA

Table 3 presents selected financial data for the periods indicated (amounts in thousands, except per share data).

TABLE 3

	At and for the Fiscal Years Ended December 31,
	2011	2010	2009	2008	2007
Total interest income	$20,494	$25,211	$26,308	$30,680	$34,784
Total interest expense	6,362	9,202	11,189	12,698	14,414
Net interest income	14,132	16,009	15,119	17,982	20,370
Provision for loan losses	445	7,291	14,899	3,498	10,409
Net interest income after provision for loan losses	13,687	8,718	220	14,484	9,961
Noninterest income	1,183	3,081	2,327	1,887	1,695
Noninterest expense	13,652	18,042	16,062	12,563	10,926
Income before income taxes	1,218	(6,243)	(13,515)	3,808	730
Income tax expense / (benefit)	188	(1,535)	(5,336)	1,296	(141)
Net income (loss)	$1,030	$(4,708)	$(8,179)	$2,512	$871

Per Common Share Data:
Net income / (loss), basic	$0.05	$(0.73)	$(1.26)	$0.39	$0.13
Net income / (loss), assuming dilution	$0.05	$(0.73)	$(1.26)	$0.38	$0.12
Cash dividends paid	$-	$-	$0.10	$0.28	$0.22
Book value	$3.89	$3.55	$4.28	$5.78	$5.70
Tangible book value(1)	$3.89	$3.55	$3.89	$5.24	$5.24

Financial Condition Data:
Assets	$422,655	$441,499	$532,404	$471,803	$444,421
Loans, net of unearned interest and allowance	$260,365	$276,115	$330,787	$378,472	$369,883
Cash and investments	$127,332	$133,651	$164,982	$57,286	$51,798
Federal funds sold	$-	$-	$-	$11,025	$-
Deposits	$314,042	$355,447	$404,742	$326,583	$313,250
FHLB advances and other borrowings	$43,045	$54,715	$72,350	$71,250	$47,100
Federal funds purchased and repurchase agreements	$29,391	$24,325	$26,322	$35,790	$41,560
Shareholders’ equity	$35,208	$25,819	$27,837	$36,502	$36,327
Tangible shareholders’ equity(1)	$35,186	$25,782	$25,258	$33,661	$33,386

Selected Ratios:
Interest rate spread	3.36%	3.24%	2.95%	3.67%	4.51%
Net interest margin(2)	3.55%	3.43%	3.27%	4.16%	5.22%
Return on average assets	0.24%	(0.94)%	(1.69)%	0.55%	0.21%
Return on average equity	3.46%	(15.79)%	(24.34)%	6.71%	2.14%
Return on average tangible equity(1)	3.46%	(15.81)%	(26.36)%	7.26%	2.31%
Average equity to average assets	6.91%	5.95%	6.93%	8.27%	9.86%
Common stock dividend payout ratio	N/A	N/A	N/A	70.59%	149.71%
Ratio of nonperforming assets to total assets	6.26%	5.99%	3.36%	1.48%	0.40%
Ratio of allowance for loan losses to nonperforming loans	93.90%	66.98%	80.24%	226.23%	791.16%
Ratio of allowance for loan losses to total average loans, net of unearned income	2.71%	2.93%	1.63%	2.49%	3.88%

(1)	Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.

(2)	Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets less the interest rate paid on interest-bearing liabilities.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Certain financial information included in Cornerstone’s summary consolidated financial data is determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures are “tangible book value per common share,” “tangible shareholders’ equity,” and “return on average tangible equity.” Management uses these non-GAAP measures in its analysis of Cornerstone’s financial performance.

•	“Tangible book value per common share” is defined as total equity reduced by recorded preferred stock, goodwill and other intangible assets divided by total common shares outstanding. This measure is important to investors interested in changes from period-to-period in book value per common share exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing total book value while not increasing the tangible assets of a company. For companies, such as Cornerstone, that have engaged in business combinations, purchase accounting can result in the recording of significant amounts of goodwill related to such transactions.

•	“Tangible shareholders’ equity” is shareholders’ equity less goodwill and other intangible assets.

•	“Return on average tangible equity” is defined as earnings for the period divided by average equity reduced by average goodwill and other intangible assets.

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. Table 4 presents a reconciliation to provide a more detailed analysis of these non-GAAP performance measures:

TABLE 4

	At and for the Fiscal Years Ended December 31,
	2011	2010	2009	2008	2007
Number of common shares outstanding	6,500,396	6,500,396	6,500,396	6,319,718	6,369,718

Total stockholders’ equity	$35,208,305	$25,819,153	$27,837,479	$36,501,509	$36,327,350
Less: preferred stock	9,899,544	2,727,424	-	-	-
Book value	$25,308,761	$23,091,729	$27,837,479	$36,501,509	$36,327,350

Book value per common share	$3.89	$3.55	$4.28	$5.78	$5.70

Book value	$25,308,761	$23,091,729	$27,837,479	$36,501,509	$36,327,350
Less: goodwill and other intangible assets	22,487	37,317	2,579,211	2,840,773	2,941,798
Tangible book value	$25,286,274	$23,054,412	$25,258,268	$33,660,736	$33,385,552
Effect of intangible assets per Common share	$-	$-	$0.39	$0.45	$0.46

Tangible book value per common share	$3.89	$3.55	$3.89	$5.33	$5.24

Net income / (loss)	$1,030,052	$(4,707,521)	$(8,178,639)	$2,511,824	$871,152
Average equity	29,740,000	29,820,000	33,600,000	37,435,000	40,737,000

Return on average equity	3.46%	(15.79)%	(24.34)%	6.71%	2.14%

Average equity	$29,740,000	$29,820,000	$33,600,000	$37,435,000	$40,737,000
Less: goodwill and other intangible assets	22,487	37,317	2,579,211	2,840,773	2,941,798
Average tangible equity	$29,717,513	$29,782,683	$31,020,789	$34,594,227	$37,795,202

Effect of intangible assets	(0.01)%	(0.02)%	(2.02)%	0.55%	0.17%

Return on average tangible equity	3.47%	(15.81)%	(26.36)%	7.26%	2.31%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s discussion and analysis of Cornerstone’s operations, prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of applicable federal and state securities laws. Although Cornerstone believes that the assumptions underlying such forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as “expect,” “anticipate,” “forecast,” and comparable terms should be understood by the reader to indicate that the statement is “forward-looking” and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this report, include (without limitation) (i) our ability to continue as a going concern, (ii) the effect of enforcement actions to which the Bank is subject, (iii) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (iv) the possibility that our asset equality will continue to decline or that we will continue to experience greater loan losses than anticipated, (v) increased levels of other real estate, primarily as a result of foreclosures, (vi) the impact of our Series A Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (vii) our ability to obtain additional capital and, if obtained, the possibly significant dilution to current shareholders, (viii) the impact of liquidity needs on our results of operations and financial condition, (ix) economic conditions in the local markets where we operate, (x) the impact of continuing negative developments in the financial industry and U.S. and global capital and credit markets, (xi) uncertainty that recently enacted legislation will stabilize the U.S. financial system, (xii) the unpredictable impact of recently enacted legislation on our business, (xiii) the impact of federal and state regulations on our operations and financial performance, (xiv) whether a significant deferred tax asset we have can be fully realized, (xv) competition from financial institutions and other financial service providers; (xvi) changes in interest rates, (xvii) our ability to retain the services of key personnel, (xviii) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xix) our ability to adapt to technological changes. These factors are unpredictable and beyond Cornerstone’s control. Earnings may fluctuate from period to period. The purpose of this type of information is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of Cornerstone, and not to predict the future or to guarantee results. Cornerstone is unable to predict the types of circumstances, conditions and factors that can cause anticipated results to change. Cornerstone undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or unanticipated events, circumstances, or results.

Financial Covenant Considerations

The Bank’s parent holding company, Cornerstone Bancshares, Inc. (“Cornerstone”) relies primarily on the dividends from the Bank to meet its funding needs. Cornerstone’s funding needs as of December 31, 2010 and 2011 primarily consisted of principal and interest payments on two holding company loans totaling approximately $4.7 million and $3 million, respectively, secured by 100% of the Bank’s common stock. During 2011, Cornerstone repaid, in full, the amount owed on one of the two loans. However, the remaining loan contains certain compliance covenants which include stated minimum or maximum target amounts for Cornerstone’s capital levels, the Bank’s capital levels, nonperforming asset levels at the Bank and the ability of Cornerstone to meet the required debt service coverage ratio, which is computed on the four most recent consecutive fiscal quarters. Due to the level of nonperforming assets of the Bank and not currently meeting the required debt service coverage ratio, Cornerstone was not in compliance with these two covenants at December 31, 2011. However, Cornerstone had previously obtained waivers through December 31, 2011. During March 2012, Cornerstone obtained from the FDIC a waiver of the covenant compliance requirements through December 31, 2012, granted that all payments are made in accordance with the aforementioned repayment schedule.

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following is a discussion of Cornerstone’s financial condition at December 31, 2011 and December 31, 2010 and Cornerstone’s results of operations for each of the three-years ended December 31, 2011, 2010 and 2009. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of December 31, 2011, Cornerstone had total consolidated assets of approximately $423 million, total loans of approximately $268 million, total deposits of approximately $314 million and stockholders’ equity of approximately $35 million. Cornerstone achieved a net income of approximately $1.0 million for 2011 compared to a net loss of approximately $4.7 million for 2010 and net loss of approximately $8.2 million for 2009.

Results of Operations

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of Cornerstone’s earnings. For the year ended December 31, 2011, Cornerstone recorded net interest income of approximately $14,132,000, which resulted in a net interest margin of 3.55%. For the year ended December 31, 2010, Cornerstone recorded net interest income of approximately $16,010,000, which resulted in a net interest margin of 3.43%. For the year ended December 31, 2009, Cornerstone recorded net interest income of approximately $15,119,000, which resulted in a net interest margin of 3.27%.

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

TABLE 5

Yields Earned on Average Earning Assets and
Rates Paid on Average Interest-Bearing Liabilities
Years Ended December 31,
	2011			2010			2009
(In thousands) ASSETS	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Interest-earning assets:
Loans(1)(2)	$273,523	$18,129	6.63%	$311,407	$21,498	6.90%	$363,146	$24,402	6.72%
Investment securities(3)	108,705	2,312	2.38%	128,795	3,633	3.06%	63,854	1,840	3.10%
Other earning assets	23,232	53	0.23%	36,319	80	0.22%	40,085	66	0.16%
Total interest-earning assets	405,460	20,494	5.12%	476,521	25,211	5.36%	467,085	26,308	5.66%
Allowance for loan losses	(7,496)			(6,454)			(8,088)
Cash and other assets	32,721			31,277			25,672
Total assets	$430,685			$501,344			$484,669
TOTAL LIABILITIES AND EQUITY
Interest-bearing liabilities:
Deposits:
NOW accounts	$25,741	$84	0.33%	$32,338	$111	0.34%	$27,864	$98	0.35%
Money market / savings	38,899	341	0.88%	32,240	269	0.83%	35,269	303	0.86%
Time deposits	226,720	3,768	1.66%	281,251	5,839	2.08%	256,551	7,608	2.97%
Total interest-bearing deposits	291,360	4,193	1.44%	345,829	6,219	1.80%	319,684	8,009	2.51%
Federal funds purchased	-	-	-	197	1	0.51%	-	-	-
Securities sold under agreement to repurchase	22,808	125	0.55%	22,519	126	0.56%	21,624	174	0.80%
Other borrowings	47,745	2,044	4.28%	66,208	2,856	4.31%	72,150	3,006	4.17%
Total interest-bearing Liabilities	361,913	6,362	1.76%	434,753	9,202	2.12%	413,458	11,189	2.71%
Net interest spread			3.36%			3.24%			2.95%

Other liabilities:
Demand deposits	39,042			39,104			40,816
Accrued interest payable and other liabilities	(10)			(2,333)			(3,205)
Stockholders' equity	29,740			29,820			33,600
Total liabilities and stockholders' equity	$430,685			$501,344			$484,669

Net interest margin		$14,132	3.55%		$16,009	3.43%		$15,119	3.27%

(1) Interest income on loans includes amortization of deferred loan fees and other discounts of $67 thousand, $46 thousand and $78 thousand for the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

(2) Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.

(3) Yields on securities are calculated on a fully tax equivalent basis.

Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The net interest margin increased 12 basis points from 3.43% as of December 31, 2010 to 3.55% as of December 31, 2011. The increase in net interest margin can be attributed primarily to a 36 basis point decrease in interest expense on interest-bearing deposits from December 31, 2010 to December 31, 2011. The majority of this decrease was in certificates of deposit which declined 42 basis points. The decrease in interest expense was partially offset by a decrease in interest income attributable to a reduction in general market interest rates on securities and loans.

As of December 31, 2011, the Bank’s investment portfolio resulted in a yield of 2.38% compared to 3.06% as of December 31, 2010. The Bank realized approximately $1.7 million in security gains during 2010 as it liquidated its fixed rate GNMA securities and converted the proceeds into floating rate GNMA CMO’s. The result of this conversion was the primary cause of the 68 basis point decrease in the investment portfolio yield. The Bank’s investment portfolio is used primarily for pledging purposes with the State of Tennessee Collateral Pool and the Federal Reserve Bank discount window, to secure repurchase agreements and to provide additional collateral to the Federal Home Loan Bank to secure the Bank’s fixed rate term advances. As of December 31, 2011, the Bank’s securities portfolio was invested approximately 70% in United States Government backed securities and approximately 30% in municipal general obligation securities.

During 2012, the Bank intends to increase its loan portfolio. Management anticipates that the liquidity needed for this increase will be derived from excess cash and cash flow associated with the Bank’s mortgage-backed security inventory. Management believes this increase will offset the interest rate compression that exists in the general market. However, management anticipates the Bank’s net interest margin could increase by approximately 25 basis points by year-end 2012.

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

TABLE 6

INTEREST INCOME AND EXPENSE ANALYSIS

	Year Ended December 31,
	2011 Compared to 2010
(In Thousands)	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	$(2,512)	$(739)	$(118)	$(3,369)
Investment securities	(478)	(739)	(104)	(1,321)
Other earning assets	(30)	2	1	(27)
Total interest income	(3,020)	(1,476)	(221)	(4,717)

Interest expense:
NOW accounts	(22)	(3)	(2)	(27)
Money market and savings accounts	59	19	(6)	72
Time deposits	(905)	(952)	(214)	(2,071)
Other borrowings	(790)	(15)	(7)	(812)
Federal funds purchased	-	-	-	-
Securities sold under agreement to repurchase	1	(2)	-	(1)
Total interest expense	(1,657)	(953)	(229)	(2,839)
Change in net interest income (expense)				$(1,878)

(1) Loan amounts include non-accruing loans.

(2) Interest income includes the portion of loan fees recognized in the respective periods.

TABLE 7

INTEREST INCOME AND EXPENSE ANALYSIS

	Year Ended December 31,
	2010 Compared to 2009
(In Thousands)	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	$(3,570)	$561	$105	$(2,904)
Investment securities	1,987	(52)	(142)	1,793
Other earning assets	(8)	22	-	14
Total interest income	(1,591)	531	(37)	(1,097)

Interest expense:
NOW accounts	15	(3)	1	13
Money market and savings accounts	(26)	-	(8)	(34)
Time deposits	514	(2,503)	220	(1,769)
Other borrowings	(256)	93	13	(150)
Federal funds purchased	(1)	-	2	1
Securities sold under agreement to repurchase	7	(54)	(1)	(48)
Total interest expense	253	(2,467)	227	(1,987)
Change in net interest income (expense)				$890

(1) Loan amounts include non-accruing loans.

(2) Interest income includes the portion of loan fees recognized in the respective periods.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $445 thousand for the year ended December 31, 2011 compared to $7.3 million for the year ended December 31, 2010. Cornerstone’s policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses, are considered adequate by management and are periodically reviewed by regulators. However, there are factors beyond Cornerstone’s control, such as conditions in the local and national economy which may negatively impact Cornerstone’s asset quality. The measurements are approximations which may require additional provisions to loan losses based upon changing circumstances or when additional information becomes available or known. Other matters relating to the changes in provision for loan losses are presented below:

The relatively small provision for loan losses during 2011 was a result of the stabilization in the Bank’s loan asset quality when compared to prior years. The Bank experienced a significant decline in asset quality from 2008 to 2010. However, the rate of deterioration in asset quality improved during 2011. Further, management maintained the methodology established in 2010 for estimating the allowance for loan and lease losses. Management believes that its allowance methodology and the inputs used in the estimation process are appropriate and consistent with generally accepted accounting principles and interagency policy statements published by the Bank’s regulatory agencies.

To address the problem credits in the Bank’s loan portfolio, a Special Asset Committee was created in 2008. The Committee continues to meet at least monthly to review problem loans. The Committee coordinates various activities across multiple departments in the Bank such as reviewing loan grades assigned by the Bank’s loan review department and overseeing the development and review of action plans that identify possible strategies to minimize the Bank’s losses. The early detection and proactive resolution process serves to assist customers in the current economic environment while potentially minimizing the Bank’s losses. During 2011, the Bank dedicated additional human resources to the Special Asset department to assist in the collection and recovery process.

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

Table 8 presents the components of noninterest income for the years ended December 31, 2011, 2010 and 2009 (in thousands).

TABLE 8

	2011	2010	2009
Customer service fees	$869	$1,273	$1,630
Other noninterest income	72	90	97
Net gain from sale of securities	107	1,698	400
Net gain from sale of loans & other assets	135	20	200
Total noninterest income	$1,183	$3,081	$2,327

Significant matters relating to the changes to non interest income are presented below:

The Bank continues to experience a decrease in its customer service fees. The primary reason for this decrease was the decision by management and the board of directors to exit the payroll processor Automated Clearing House (“ACH”) payments line of business. The Bank made this decision in order to improve its risk profile and reduce the strain on the Bank’s liquidity due to the high amount of cash balances that the Bank was required to maintain at the Federal Reserve Bank of Atlanta. Exiting the line of business resulted in a significant reduction in the Bank’s commercial analysis fee income and ACH income. However, management believes this decision was appropriate given its current asset quality and liquidity needs.

During 2010, the Bank converted its security portfolio to a more conservative interest rate risk position by selling its fixed rate GNMA’s and purchasing floating rate GNMA CMO’s. This created an atypical security gain in 2010. During 2011, there was relatively low activity in the Bank’s investment portfolio as realized security gains returned to a more normal level.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance, impairment of goodwill, net foreclosed assets and other operating expenses.

Table 9 presents the components of noninterest expense for the years ended December 31, 2011, 2010 and 2009 (in thousands).

TABLE 9

	2011	2010	2009
Salaries and employee benefits	$6,117	$6,195	$6,970
Net occupancy and equipment expense	1,432	1,501	1,548
Depository insurance	1,053	1,288	1,199
Impairment of goodwill	-	2,541	-
Foreclosed assets, net	1,923	2,790	2,571
Other operating expenses	3,127	3,727	3,774
Total noninterest expense	$13,652	$18,042	$16,062

Significant matters relating to the changes to noninterest expense are presented below:

Salaries and employee benefits are lower when compared to previous year’s compensation. Management does not expect any salary and employee benefit savings during 2012.

The Bank experienced a decrease in regulatory insurance cost during 2011 as its average deposits decreased from 2010 average amounts. Management anticipates regulatory insurance to decrease slightly in 2012 as average deposits decline and the Bank’s risk profile improves.

Management anticipates a decrease in net foreclosed assets expenses as more of the Bank’s properties become income producing and as the economy stabilizes.

Income Tax Expense

The difference between Cornerstone’s expected income tax expense, computed by multiplying income before income taxes by statutory income tax rates, and actual income tax expense, is primarily attributable to new market tax credits for federal and state purposes, tax exempt loans and tax exempt securities.

Financial Condition

Overview-Cornerstone’s consolidated balance sheet reflects significant changes over the last two years. Total assets decreased approximately $18 million or 4.27% from $441 million as of December 31, 2010 to $423 million as of December 31, 2011. During 2011, total loans decreased $17 million or 6.13% from approximately $285 million as of December 31, 2010 to approximately $268 million as of December 31, 2011. The reduction in loans was a result of the Bank’s collection process and more stringent loan underwriting requirements. Finally, stockholders’ equity increased to approximately $35 million as of December 31, 2011 from approximately $26 million as of December 31, 2010.

Investments-The Bank’s investment portfolio totaled approximately $88 million or 20.93% of total assets as of December 31, 2011, compared to a total of approximately $111 million or 25.07% of total assets as of December 31, 2010. The decrease was a result of the Bank reducing its FHLB borrowings by $10 million, thereby reducing the need for the security collateral. Further, continued prepayment amounts associated with the Bank’s mortgage-backed security inventory has decreased investments.

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

TABLE 10

Investment Portfolio
Years Ended December 31,
Securities available for sale:	2011	2010	2009
U.S. Government agency obligations	$4,190	$4,587	$4,774
Mortgage-backed securities	57,431	82,927	102,885
State & political subdivisions tax-exempt	24,436	20,736	16,756
Totals	$86,057	$108,250	$124,415

Securities held to maturity:
Mortgage-backed securities	$69	$96	$135
Totals	$69	$96	$135

Federal Home Loan Bank stock, at cost	2,323	2,323	2,229

Total Investments	$88,449	$110,669	$126,779

Management anticipates the Bank’s investment portfolio will remain constant during 2012 as the Bank’s collateral requirements stabilize.

A second objective of the security portfolio is to provide adequate collateral to satisfy pledging requirements with the State of Tennessee collateral pool, repurchase agreements, correspondent banks and the Federal Reserve discount window. As of December 31, 2011, the Bank’s borrowing capacity with the Federal Reserve discount window was approximately $5 million. The Bank also secured availability with correspondent banks of approximately $9 million as of December 31, 2011.

During 2009, the Federal Home Loan Bank (“FHLB”) notified management that as a result of the decline in the Bank’s loan asset quality, additional collateral was required to secure the outstanding fixed rate term advances. As of December 31, 2011, the Bank had pledged securities with a market value of approximately $28 million to the FHLB.

For December 31, 2011, tables 11 and 12 present the book value of the Bank's investments, the weighted average yields on the Bank's investments and the periods to maturity of the Bank's investments for the “Securities Available for Sale” and the “Securities Held to Maturity,” respectively. Tables 13 and 14 present this information for December 31, 2010.

TABLE 11 (amounts in thousands)

Weighted Average Yields on the Available For Sale Investments
Periods of Maturity from December 31, 2011
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities available for sale:	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
U.S. Government agencies	$-	-	$-	-	$-	-	$4,176	1.02%
Mortgage-backed securities (2)	-	-	2	6.88%	19	5.08%	57,134	1.56%
Tax-exempt municipal bonds	300	6.49%	1,174	6.21%	4,403	5.03%	17,026	5.36%
Totals	$300	6.49%	$1,176	6.21%	$4,422	5.03%	$78,336	2.36%

Total Securities Available for Sale	$84,234	2.65%

(1)   The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.

(2)   Mortgages are allocated by maturity and not amortized.

TABLE 12 (amounts in thousands)

Weighted Average Yields on the Held to Maturity Investments
Periods of Maturity from December 31, 2011
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities held to maturity:	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
Mortgage-backed securities (2)	$-	-	$-	-	$43	2.50%	$26	1.56%
Totals	$-	-	$-	-	$43	2.50%	$26	1.56%

Total Securities Held to Maturity	$69	2.82%

Federal Home Loan Bank stock, at cost	$2,323	4.25%

Total Investments	$86,626	2.63%

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

TABLE 14 (amounts in thousands)

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

Lending-All lending activities of the Bank are under the direct supervision and control of the Directors Loan Committee (DLC). The DLC is comprised of three members of management and five independent directors that serve only in a director capacity and are not employees of the Bank. Also present at meetings of the committee are the loan review officer and other lending officers as required. This oversight committee enforces loan authorizations for each officer, makes lending decisions on loans exceeding such limits, reviews and oversees problem credits, and determines the allocation of funds for each lending category.

At December 31, 2011 and 2010, Cornerstone’s net loan portfolio constituted approximately 61.6% and 62.5% of Cornerstone’s total assets, respectively.

Table 15 presents the composition of the Cornerstone’s loan portfolio at the indicated dates.

TABLE 15

Loan Portfolio Composition
Years Ended December 31,
	2011		2010		2009		2008		2007
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$37,458	13.99%	$51,160	17.94%	$60,560	17.99%	$83,140	21.42%	$98,065	25.57%
Real estate – construction	31,031	11.59%	29,848	10.46%	47,651	14.15%	70,456	18.15%	76,832	20.03%
Real estate – mortgage	70,543	26.34%	71,878	25.20%	70,976	21.08%	72,737	18.74%	64,585	16.84%
Real estate – commercial	126,057	47.08%	129,031	45.23%	153,310	45.53%	155,728	40.13%	138,074	35.99%
Consumer loans	2,676	1.00%	3,330	1.17%	4,195	1.25%	6,029	1.56%	6,037	1.57%
Total loans	$267,765	100.00%	$285,247	100.00%	$336,692	100.00%	$388,090	100.00%	$383,593	100.00%

Significant matters relating to the changes in the loan portfolio composition are presented below:

Management continues to re-stratify the amount of the Bank’s loan portfolio away from high risk commercial real estate to lower risk owner occupied property. However, the Bank has experienced a reduction in its commercial loans from 17.94% to 13.99%. This reduction was not anticipated and will be a focus of effort of the Bank’s relationship managers to replenish this loan category.

Table 16 presents the scheduled maturities of the loans in Cornerstone’s loan portfolio as of December 31, 2011 based on their contractual terms to maturity. Overdrafts are reported as due in less than one year. Loans unpaid at maturity are renegotiated based on current market rates and terms.

TABLE 16

Loans Maturing
Year-end balance as of December 31, 2011
(In thousands)	Less than One Year	1 to 5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$22,116	$14,168	$1,174	$37,458
Real estate – construction	22,053	8,322	656	31,031
Real estate – mortgage	17,527	31,984	21,032	70,543
Real estate – commercial	47,206	62,491	16,360	126,057
Consumer	766	1,910	-	2,676
Total Loans	$109,668	$118,875	$39,222	$267,765

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

Commercial loans are generally tied to the prime index and adjust with changes in the prime rate. The Bank also extends fixed interest rate loans when appropriate to match the borrower’s needs.

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

Construction financing generally is considered to involve a higher degree of credit risk than permanent mortgage financing of residential properties, and this additional risk usually is reflected in higher interest rates. The higher risk of loss on construction loans is attributable in large part to the fact that loan funds are estimated and advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages and other unpredictable contingencies, it is relatively difficult to accurately evaluate the total loan funds required to complete a project and to accurately evaluate the related loan-to-value ratios. If the estimates of construction costs and the saleability of the property upon completion of the project prove to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment.

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

Real Estate: Mortgage Loans-Real estate mortgage loans include all one to four family residential loans secured by real estate for purposes other than construction or acquisition and development. All real estate loans are held in the Bank’s loan portfolio except for loans that are designated as loans held for sale. The loans held for sale are qualified by the Federal National Mortgage Association and have been pre-approved by an underwriting specialist prior to closing. The remainder of the Bank’s mortgage loans are home equity loans and are made at fixed interest rates for terms of one to three years with balloon payment provisions and amortized over a 10 to 15 year period. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan.

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

Real Estate: Commercial-Commercial real estate mortgage loans include commercial loans secured by real estate for purposes other than construction or acquisition and development. All real estate loans are held in the Bank’s loan portfolio except for loans that have been participated to correspondent banks. The Bank will sell these participations if a loan exceeds the Bank’s legal lending limit or as is deemed appropriate by the Director’s Loan Committee. Commercial real estate mortgage loans are a combination of properties that are leased out or used for a primary place of a business the Bank has a relationship with. Most of the commercial real estate loans have fixed interest rates for terms of one to three years with balloon payment provisions and are amortized over a 10 to 15 year period, but whenever possible the Bank will seek a variable rate loan which would be tied to the New York prime rate and adjusted monthly. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan. Commercial real estate loans are made for up to 85% of the value of the property securing the loan, based upon an appraisal if the loan amount is over $100,000. The Bank also requires title insurance to insure the priority of the property lien on its real estate loans over $50,000 and requires fire and casualty insurance on all of its loans.

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

Lending Commitments-Commitments under standby letters of credit and undisbursed loan commitments totaled approximately $28 million as of December 31, 2011 compared to approximately $32 million as of December 31, 2010. This number includes all lines of credit that have not been fully drawn and loan commitments in the same status.

Origination, Purchase and Sale of Loans

The Bank originates the majority of its loans in Hamilton County, Tennessee. However, the Bank also originates loans in Marion, Sequatchie and Bradley Counties in Tennessee, and Dade, Walker, Whitfield and Catoosa Counties in Georgia, each of which is within 150 miles of Chattanooga, Tennessee. Eagle markets to staffing companies in the United States. Loans are originated by 16 relationship managers who operate from the Bank's offices in Chattanooga, Tennessee and from the loan production office in Dalton, Georgia. These relationship managers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others. The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices.

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

The Bank’s loan portfolio is systematically reviewed by the Bank's management, internal auditors and State and Federal regulators to ensure that the Bank’s larger loan relationships are being maintained within the loan policy guidelines, and remain properly underwritten. Input from all the above sources is used by the Bank to take corrective actions as necessary. As discussed below, each of the Bank's loans is assigned a rating in accordance with the Bank's internal loan rating system. All past due loans are reviewed by the Bank's senior lending officers and all past due loans over $25,000 are reviewed monthly by the Director’s Loan Committee. All loans classified as substandard or doubtful, as well as any "special mention" loans (defined in the following paragraph), are placed on the Bank’s watch list and reviewed at least monthly by the Director’s Loan Committee. In addition, all loans to a particular borrower are reviewed, regardless of classification, each time such borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal. Such reviews include, but are not limited to, the ability of the borrower to repay the loan, a re-assessment of the borrower’s financial condition, the value of any collateral and the estimated potential loss to the Bank, if any.

The Bank's internal problem loan rating system establishes three classifications for problem assets: substandard, doubtful and loss. Additionally, in connection with regulatory examinations of the Bank, Federal and State examiners have authority to identify problem assets and, if appropriate, require the Bank to classify them. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. Consequently, such assets are charged-off in the month they are classified as loss. Federal regulations also designate a special mention category, described as assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention.

Assets classified as substandard or doubtful require the Bank to establish general or specific allowances for loan losses. If an asset or portion thereof is classified as loss, the Bank must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss or charge-off such amount. General loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included, up to certain limits, in determining the Bank's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A loan or portion thereof is charged-off against the allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the allowance for loan losses as of December 31, 2011 is adequate to absorb possible losses from loans currently in the portfolio.

Table 17 presents the Bank’s internal watchlist for loans classified as doubtful as of December 31, 2011 and 2010. Table 18 presents the Bank’s internal watchlist for loans classified as substandard as of December 31, 2011 and 2010.

TABLE 17

Internal Watchlist Composition-Doubtful
	December 31, 2011		December 31, 2010
(In thousands)	Amount	Impairment	Amount	Impairment
Commercial and industrial	$-	$-	$-	$-
Construction and development	-	-	-	-
Single family real estate	-	-	-	-
Multi-family real estate	-	-	-	-
Owner occupied commercial real estate	-	-	-	-
Non-owner occupied commercial real estate	2,500	548	-	-
Consumer	-	-	-	-
Totals	$2,500	$548	$-	$-

TABLE 18

Internal Watchlist Composition-Substandard
	December 31, 2011		December 31, 2010
(In thousands)	Amount	Impairment	Amount	Impairment
Commercial and industrial	$3,412	$464	$1,792	$337
Construction and development	3,020	653	3,326	60
Single family real estate	7,604	1,087	10,896	1,020
Multi-family real estate	2,657	167	7,222	1,400
Owner occupied commercial real estate	8,648	663	6,016	741
Non-owner occupied commercial real estate	3,943	1,394	6,034	165
Consumer	21	-	61	17
Totals	$29,305	$4,428	$35,347	$3,740

The information listed in tables 17 and 18 reflect the amount of the Bank’s loans net of any partial charge-off amount that has been previously recorded.

The Bank has one doubtful loan that was taken into foreclosed asset status in February 2012. The Bank charged-off the amount of impairment that was assigned as of December 31, 2011 upon foreclosure.

During 2011, the Bank saw a decrease in the number and dollar volume of substandard loans. This was due, in part, to management being more aggressive in moving substandard loans to foreclosed asset status. The Bank will continue its aggressive stance toward the conversion of substandard loans until the Bank returns to a more historic level of classified assets.

Table 19 presents Cornerstone's allocation of the allowance for loan losses as of December 31, 2011, 2010, 2009, 2008 and 2007.

TABLE 19

Allowance for Loan Losses
Years Ended December 31,
	2011		2010		2009
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$482	13.99%	$925	17.94%	$1,607	17.99%
Real estate – construction	827	11.59%	3,238	10.46%	595	14.15%
Real estate – mortgage	2,518	26.34%	3,111	25.20%	1,861	21.08%
Real estate – commercial	3,557	47.08%	1,793	45.23%	1,768	45.53%
Consumer	16	1.00%	65	1.17%	74	1.25%
Totals	$7,400	100.00%	$9,132	100.00%	$5,905	100.00%

	2008		2007
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$4,955	21.42%	$9,482	25.57%
Real estate – construction	1,433	18.15%	2,447	20.03%
Real estate – mortgage	1,532	18.74%	101	16.84%
Real estate – commercial	1,376	40.13%	1,434	35.99%
Consumer	322	1.56%	246	1.57%
Totals	$9,618	100.00%	$13,710	100.00%

In recent years, Cornerstone has refined its allowance for loan and leases losses (“ALLL”) to include measurements such as environmental factors for growth, environmental factors for real estate values, historical metrics and specific loan products with increased levels of risk, such as asset based lending. During 2011, management received new appraisals on all impaired loans greater than $200 thousand. While expensive, the action reassured management of an accurate estimate of its impaired assets as of December 31, 2011. The Bank maintained a 1 year historic look-back as elected as of December 31, 2010. The Bank’s methodology used to calculate allowance for loan losses required a minimal loan loss provision for 2011 bringing the total ALLL balance as of December 31, 2011 to $7.4 million. Management believes its allowance methodology is consistent with generally accepted accounting principles and interagency policy statements published by the Bank’s regulatory agencies.

Table 20 represents the scheduled maturities of floating and fixed interest rate loans in Cornerstone’s loan portfolio as of December 31, 2011 based on their contractual terms to maturity. Overdrafts are reported as loans due in less than one year.

TABLE 20

	Less than	1 to 5	Over
	1 Year	Years	5 Years	Total
Floating Interest Rate Loans:
Commercial, financial and agricultural	$2,882	$58	$-	$2,940
Real estate-construction	1,317	151	-	1,468
Real estate-commercial	8,028	4,101	123	12,252
Real estate-mortgage	2,385	-	1,028	3,413
Consumer	47	-	-	47
Total floating interest rate loans	$14,659	$4,310	$1,151	$20,120

Fixed Interest Rate Loans:
Commercial, financial and agricultural	$18,772	$14,572	$1,174	$34,518
Real estate-construction	17,554	11,353	656	29,563
Real estate-commercial	39,004	57,824	16,977	113,805
Real estate-mortgage	15,234	29,202	22,694	67,130
Consumer	315	2,314	-	2,629
Total fixed interest rate loans	$90,879	$115,265	$41,501	$247,645
Total loans	$105,538	$119,575	$42,652	$267,765

Table 21 presents Cornerstone's delinquent, non-accrual loans and troubled debt restructuring loans as of December 31 for the five years indicated.

TABLE 21

Delinquent, Non-Accrual and Troubled Debt Restructured Loans
	2011	2010	2009	2008	2007
Ratio of non-performing assets to total loans	9.86%	9.27%	5.32%	1.80%	0.45%
Ratio of delinquent (30-days or more) but
Accruing loans to:
Total loans	3.05%	0.81%	1.80%	2.08%	1.12%
Total assets	1.93%	0.52%	1.20%	1.71%	0.97%

Actual for Years Ended December 31,
(In thousands)	2011	2010	2009	2008	2007
Accruing loans that are contractually past due 90-days or more:
Commercial, financial and agricultural	$-	$-	$-	$-	$-
Real estate-construction	-	-	-	-	-
Real estate-commercial	-	-	-	-	-
Real estate-mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans	$-	$-	$-	$-	$-

Non-accruing loans 90-days or more:
Commercial, financial and agricultural	$42	$75	$1,498	$-	$124
Real estate-construction	1,622	-	2,770	1,180	341
Real estate-commercial	2,563	8,426	2,250	2,352	192
Real estate-mortgage	3,641	5,114	842	720	28
Consumer	14	18	-	-	-
Total loans	$7,882	$13,633	$7,360	$4,252	$685

Troubled debt restructurings not
Included above	$2,671	$948	$409	$375	$69
Total loans	$267,765	$285,247	$336,692	$338,090	$383,593

The Bank experienced a decrease in its non-accrual loans during 2011. The reduction was, primarily, the result of multiple large credits being moved to foreclosed assets. Management anticipates further reduction in non-accrual balances as several more large credits move to foreclosed assets during 2012.

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

The Bank has developed an internal loan watchlist that identifies classified loans and assists management in monitoring their potential risk to Bank earnings. As of December 31, 2011, the Bank had one loan graded as doubtful totaling approximately $2.5 million. The Bank also had approximately $29.3 million in loans graded substandard and approximately $18.3 million graded as special mention.

Table 22 presents Cornerstone’s loan loss experience for the periods indicated.

TABLE 22

Loan Loss Reserve Analysis
Years Ending December 31,
(in thousands)	2011	2010	2009	2008	2007
Average loans	$273,523	$311,407	$363,146	$385,957	$353,278

Allowance for possible loan losses,
Beginning of the period	$9,132	$5,905	$9,618	$13,710	$4,258

Charge-offs for the period:
Commercial, financial and agricultural	36	433	10,811	6,991	737
Real estate – construction	232	1,260	6,005	434	84
Real estate – mortgage	1,613	562	692	193	0
Real estate – commercial	1,238	2,309	1,248	210	180
Consumer	29	114	340	151	74

Total charge-offs	3,148	4,688	19,096	7,979	1,075

Recoveries for the period:
Commercial, financial and agricultural	94	282	358	362	114
Real estate – construction	532	19	4	14	0
Real estate – mortgage	65	54	64	1	4
Real estate – commercial	259	213	43	0	0
Consumer	21	56	15	12	0

Total recoveries	971	624	484	389	118

Net charge-offs for the period	2,177	4,064	18,612	7,590	957

Provision for loan losses	445	7,291	14,899	3,498	10,409
Adjustments	0	0	0	0	0

Allowance for possible loan losses, end of period	$7,400	$9,132	$5,905	$9,618	$13,710

Ratio of allowance for loan losses to total average loans outstanding	2.71%	2.93%	1.63%	2.49%	3.88%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.80%	1.31%	5.13%	1.97%	0.27%

Intangibles-Cornerstone follows the provisions of Accounting Standards Codification Topic 350, “Intangibles-Goodwill and Other,” concerning approximately $2.5 million in goodwill created by the merger with the Bank of East Ridge. Goodwill is tested annually for impairment. If the carrying value of goodwill exceeds the implied fair value, a write-down is recorded. No impairment loss was recognized in years prior to 2010. However, in 2010, management’s annual impairment analysis revealed that the goodwill was fully impaired. Therefore, as of December 31, 2010 the goodwill recorded on the holding company’s balance sheet was written-off through noninterest expense.

In December 2005, Cornerstone completed the purchase of Eagle Financial, Inc. and recorded an intangible asset of $848,916. Prior to June 2009, Eagle amortized a portion of the intangible each month. However, on June 30, 2009 the Bank purchased Eagle from the holding company. The transaction resulted in a write-off of the remaining intangible balance of approximately $229 thousand based on an appraisal of the business performed in conjunction with that transaction.

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

Table 23 presents the Bank’s core vs. non-core funding as of December 31, 2011 and 2010.

TABLE 23

Core and Non-Core Funding
	December 31, 2011		December 31, 2010
(In thousands)	Amount	Percent	Amount	Percent
Core funding:
Noninterest-bearing demand deposits	$43,990	11.5%	$28,980	7.1%
Interest-bearing demand deposits	22,353	5.8%	24,834	6.1%
Savings & money market accounts	46,857	12.2%	34,042	8.3%
Time deposits under $100,000	98,734	25.8%	133,626	32.6%
Total core funding	211,934	55.3%	221,482	54.1%

Non-core funding:
Time deposits greater than $100,000	102,107	26.6%	113,965	27.8%
Securities sold under agreements to repurchase	29,391	7.7%	24,325	5.9%
Federal Home Loan Bank advances	40,000	10.4%	50,000	12.2%
Total non-core funding	171,498	44.7%	188,290	45.9%

Total	$383,432	100.0%	$409,772	100.0%

The Bank’s total funding decreased from approximately $410 million as of December 31, 2010 to approximately $383 million as of December 31, 2011. The Bank not only reduced its general fundings but it changed its mix of deposits. Specifically, the Bank was able to increase transactional accounts by approximately $25 million while reducing certificates of deposits by approximately $47 million. In addition, the Bank reduced its Federal Home Loan Bank outstandings by $10 million as the fixed rate advances matured. These changes in funding mix allowed the Bank to reduce its interest expense for 2011. Management believes there will be further interest expense savings in 2012 as well. Finally, the Bank is contractually obligated to pay off $5 million of FHLB advances in 2012.

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

Table 24 presents the composition of deposits for the Bank, excluding accrued interest payable, by type for the years ended December 31, 2011, 2010 and 2009 (in thousands).

TABLE 24

Deposit Composition
Years Ended December 31,
(In thousands)	2011	2010	2009
Demand deposits	$43,990	$28,980	$41,972
NOW deposits	22,353	24,834	26,533
Savings & money market deposits	46,857	34,042	31,030
Time deposits $100,000 and over	102,107	113,965	91,064
Time deposits under $100,000	98,734	133,626	214,143
Total Deposits	$314,041	$335,447	$404,742

Table 25 presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

TABLE 25

Average Amount and Average Rate Paid on Deposits
Years Ending December 31,
	2011		2010		2009
(In thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits	$39,042		$39,104		$40,816
NOW deposits	25,741	0.33%	32,338	0.34%	27,864	0.35%
Savings & money market deposits	38,899	0.88%	32,240	0.83%	35,269	0.86%
Time deposits	226,720	1.66%	281,251	2.08%	256,551	2.97%
Total Deposits	$330,402	1.44%	$384,933	1.80%	$360,500	2.51%

Table 26 presents a breakdown as of December 31, 2011, of the Bank’s scheduled maturity of time deposits (in thousands):

TABLE 26

Balances
Denominations less than $100,000
Three months or less	$19,174
Over three but less than six months	20,247
Over six but less than twelve months	37,023
Over twelve months	22,290
$98,734

Denomination greater than $100,000
Three months or less	$22,277
Over three but less than six months	11,219
Over six but less than twelve months	36,370
Over twelve months	32,241
$102,107
Totals	$200,841

Borrowings-The Bank joined the Federal Home Loan Bank of Cincinnati in October 2000. The Federal Home Loan Bank (the “FHLB”) allows the Bank to borrow funds on a contractual basis many times at rates lower than the costs of local certificates of deposit. In addition, the FHLB has the ability to provide structured advances that best reduce or leverage the interest rate risk of the Bank. During 2011, the Bank reduced its FHLB borrowings by $10 million. The reduction lowered the amount owed to the FHLB as of December 31, 2011, to $40 million. The FHLB offers multiple products to assist banks in their funding needs. The advances from the FHLB as of December 31, 2011 are structured as an obligation with a fixed rate with the majority of loans incorporating an optional conversion to a floating rate after a stated period of time. The loans have maturities ranging from May 2012 to January 2017. As of December 31, 2011, the interest rates on these loans ranged from 3.52% to 4.58%. The Bank has two Federal Funds line of credit available with correspondent banks with a total availability of $9 million as of December 31, 2011. In addition, the Bank has the right to borrow from the FHLB and Federal Reserve Bank, if necessary, to supplement its supply of funds available for lending and to meet deposit withdrawal requirements. As of December 31, 2011, Cornerstone had one loan totaling approximately $3 million priced at New York Prime Rate plus 300 basis points with a floor of 6.50%. The loan was established to insert capital infusions to the Bank to fund growth or retire treasury stock, if any, as needed. See Note 10 of our audited consolidated financial statements for additional information.

Cornerstone’s short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of federal funds purchased and securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) advances, and other borrowings.  Information concerning these short-term borrowings as of and for each of the years in the three-year period ended December 31, 2011 is as follows (dollars in thousands):

TABLE 27

	At December 31,
	2011	2010	2009
Amounts outstanding at year-end:
Federal funds purchased and securities sold under agreements to repurchase	$29,391	$24,325	$26,322
FHLB advances	5,000	10,000	17,000
Other borrowings	870	1,670	635

Weighted average interest rates at year-end:
Federal funds purchased and securities sold under agreements to repurchase	0.52%	0.56%	0.62%
FHLB advances	4.11%	4.14%	4.16%
Other borrowings	6.50%	6.25%	5.00%

Maximum amount of borrowings at any month-end:
Federal funds purchased and securities sold under agreements to repurchase	$29,391	$37,182	$27,886
FHLB advances	10,000	17,000	17,000
Other borrowings	1,620	1,820	4,550

Average balances for the year:
Federal funds purchased and securities sold under agreements to repurchase	$22,808	$22,519	$21,624
FHLB advances	7,500	16,417	6,417
Other borrowings	995	1,620	1,076

Weighted average interest rates for the year:
Federal funds purchased and securities sold under agreements to repurchase	0.55%	0.56%	0.80%
FHLB advances	4.12%	4.15%	4.16%
Other borrowings	6.29%	6.37%	4.31%

Capital

Capital Resources-Stockholder’s average equity for 2011 and 2010 totaled $29.7 million and $29.8 million, respectively. As of December 31, 2011, Cornerstone’s actual stockholder equity totaled $35.2 million compared to $25.8 million as of December 31, 2010. As of December 31, 2011 and 2010, the number of shares of Series A Preferred Stock outstanding was 403,989 and 114,540, respectively. The number of common shares outstanding remained unchanged at 6,500,396 as of December 31, 2011 and December 31, 2010.

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

The FDIC has adopted capital guidelines governing the activities of banks. These guidelines require the maintenance of an amount of capital based on risk-adjusted assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks are required to maintain capital to support, on a risk-adjusted basis, certain off-balance sheet activities such as loan commitments. The capital guidelines classify capital into two tiers, referred to as Tier I and Tier II. Under risk-based capital requirements, total capital consists of Tier I capital, which is generally common shareholder’s equity less goodwill, and Tier II, which is primarily Tier I capital plus a portion of the loan loss allowance. In determining risk-based capital requirements, assets are assigned risk-weights of 0% to 100%, depending primarily on the regulatorily assigned levels of credit risk associated with such assets. Off-balance sheet items are considered in the calculation of risk-adjusted assets through conversion factors established by regulators. The framework for calculating risk-based capital requires banks to meet the regulatory minimums of 4% Tier I and 8% total risk based capital. In 1990, regulators added a leverage computation to the capital requirements, comparing Tier I capital to total average assets less goodwill.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established five capital categories for banks. Under the regulation defining these five capital categories, each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings. Table 28 lists the five categories of capital and each of the minimum requirements for the three risk-based ratios.

TABLE 28

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

Consent Order

As of April 2, 2010, the date of the consent order, the Bank was deemed to be “adequately capitalized.”   The adequately capitalized classification is the result of the Bank receiving a formal enforcement action which prohibits a Bank from being classified as “well-capitalized” regardless of its capital ratios.  Therefore, the Bank can not be classified as “well capitalized” until the Action Plans are lifted by the FDIC and the TDFI. As of December 31, 2011 the Bank had achieved and surpassed the capital ratios as outlined in the Action Plans. The Bank’s capital ratios as of December 31, 2011 were as follows:

Tier 1 leverage ratio	8.04%
Tier 1 risk-based capital ratio	11.73%
Total risk-based capital ratio	12.99%

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

The Bank’s liquidity target is measured by adding net cash, short-term and marketable securities not pledged and dividing this number by total deposits and short-term liabilities not secured by assets pledged. The Bank’s liquidity ratio at December 31, 2011 was 21.7% The Bank is not subject to any specific liquidity requirements imposed by regulatory orders. The Bank is subject however, to general FDIC guidelines which are concerned with funding sources and dependence on noncore deposits and does not require a specific minimum level of liquidity. Management believes its liquidity ratios and funding sources meet or exceed these guidelines.

Cornerstone’s liquidity is dependent on dividends from its subsidiary and capital contributions from its stockholders. Currently, the holding company’s expenses are tied to debt service on one holding company loan totaling approximately $3 million and shareholder and related Securities and Exchange Commission required filings expense. The Bank is presently restricted from passing up any dividends to the holding company unless the Bank receives prior approval from the FDIC.

Management does not know of any other trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in liquidity increasing or decreasing in any material manner.

Table 29 presents the average loan to deposit ratios, a liquidity measure, for periods indicated:

TABLE 29

	December 31, 2011	December 31, 2010
Average loans to average deposits	82.78%	80.90%

Off-Balance Sheet Arrangements

Cornerstone does not have any off-balance sheet arrangements.

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

Changes in the financial condition of individual borrowers, economic conditions or changes to our estimated risks could require us to significantly decrease or increase the level of the allowance. Such a change could materially impact Cornerstone’s net income as a result of the change in the provision for loan losses. Refer to the “Problem Loans and Allowance for Loan Losses” section within the MD&A for a discussion of Cornerstone’s methodology of establishing the allowance as well as Note 1 in the notes to Cornerstone’s consolidated financial statements.

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

Changes in fair value could materially impact our financial results. Refer to Note 13, “Fair Value Disclosures,” in the notes to Cornerstone’s consolidated financial statements for a discussion of the methodology in calculating fair value.

Goodwill

Cornerstone’s policy is to assess goodwill for impairment on an annual basis or between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Impairment is a condition that exists when the carrying amount of goodwill exceeds its implied fair value. As more fully described in Note 7, “Goodwill,” in the notes to Cornerstone’s consolidated financial statements, Cornerstone recorded a full goodwill impairment during 2010.

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

Cornerstone periodically evaluates uncertain tax positions and estimates the appropriate level of tax reserves related to each of these positions. Additionally, Cornerstone evaluates its deferred tax assets for possible valuation allowances based on the amounts expected to be realized. The evaluation of uncertain tax positions and deferred tax assets involves a high degree of judgment and subjectivity. Changes in the results of these evaluations could have a material impact on our financial results. Refer to Note 9, “Income Taxes,” in the notes to Cornerstone’s consolidated financial statements for more information.

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

At December 31, 2011, the Bank’s earnings at risk model demonstrated that the Bank was within its policy limits for a 200 or 300 basis point change in interest rates. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

Economic Value of Equity

The Bank’s economic value of equity model measures the extent that estimated economic values of the Bank’s assets and liabilities will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets and liabilities, which establishes a base case economic value of equity.

As of December 31, 2011, the Bank’s economic value of equity model demonstrated that the Bank was within its policy limits for a 200 or 300 basis point change in interest rates. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

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

As of December 31, 2011, the Bank’s regular liquidity measurements indicated that the liquidity position was within policy limits. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

Basic Surplus-The basic surplus ratio is used to determine the number of times non-obligated assets could be used to meet immediate liquidity needs.

As of December 31, 2011, the Bank’s basic surplus measurement indicated that the Bank was within policy limits. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

Dependency Ratio-The dependency ratio determines the reliance on short-term liabilities.

As of December 31, 2011, the Bank’s dependency ratio measurement indicated that the current position was within policy limits. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

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

Cornerstone’s management has assessed the effectiveness of internal controls over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

Based on this assessment management believes that, as of December 31, 2011, Cornerstone’s internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and

     Board of Directors

Cornerstone Bancshares, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and subsidiary (Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with United States generally accepted accounting principles.

/s/ Hazlett, Lewis & Bieter, PLLC

Chattanooga, Tennessee

March 29, 2012

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010

ASSETS

Cash and due from banks	$1,660,204	$1,490,030
Interest-bearing deposits at other financial institutions	37,222,487	21,491,922

Total cash and cash equivalents	38,882,691	22,981,952

Securities available for sale	86,057,437	108,250,434
Securities held to maturity (fair value approximates $70,484 at 2011 and $98,388 at 2010)	68,643	95,702
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $7,400,049 in 2011 and $9,132,171 in 2010	260,364,569	276,114,617
Bank premises and equipment, net	5,712,003	8,047,370
Accrued interest receivable	1,327,458	1,326,480
Foreclosed assets	18,523,960	12,808,838
Other assets	9,395,721	9,551,121

Total assets	$422,655,382	$441,499,414

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$43,989,943	$28,980,043
Interest-bearing demand deposits	22,353,384	24,834,214
Savings deposits and money market accounts	46,857,118	34,041,672
Time deposits	200,841,499	247,591,161

Total deposits	314,041,944	335,447,090

Accrued interest payable	110,703	176,761
Federal funds purchased and securities sold under agreements to repurchase	29,390,810	24,325,372
Federal Home Loan Bank advances and other borrowings	43,045,000	54,715,000
Other liabilities	858,620	1,016,038

Total liabilities	387,447,077	415,680,261

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized; 403,989 and 114,540 shares issued and outstanding in 2011 and 2010, respectively	9,899,544	2,727,424
Common stock - $1.00 par value; 20,000,000 shares authorized in 2011 and 2010; 6,709,199 shares issued in 2011 and 2010; 6,500,396 shares outstanding in 2011 and 2010	6,500,396	6,500,396
Additional paid-in capital	21,316,438	21,237,298
Retained deficit	(3,627,208)	(4,317,130)
Accumulated other comprehensive income	1,119,135	(328,835)

Total stockholders' equity	35,208,305	25,819,153

Total liabilities and stockholders' equity	$422,655,382	$441,499,414

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

INTEREST INCOME
Loans, including fees	$18,128,907	$21,498,120	$24,402,101
Securities and interest-bearing deposits at other financial institutions	2,311,690	3,633,367	1,895,228
Federal funds sold	53,139	79,941	11,098

Total interest income	20,493,736	25,211,428	26,308,427

INTEREST EXPENSE
Time deposits	3,767,582	5,838,571	7,608,747
Other deposits	424,387	379,810	400,395
Federal funds purchased and securities sold under agreements to repurchase	125,538	127,308	173,648
Federal Home Loan Bank advances and other borrowings	2,044,361	2,856,125	3,006,593

Total interest expense	6,361,868	9,201,814	11,189,383

Net interest income before provision for loan losses	14,131,868	16,009,614	15,119,044

Provision for loan losses	445,000	7,291,000	14,898,898

Net interest income after provision for loan losses	13,686,868	8,718,614	220,146

NONINTEREST INCOME
Customer service fees	868,935	1,272,893	1,630,387
Other noninterest income	71,542	90,268	96,839
Net gains from sale of securities	107,413	1,698,136	399,754
Net gains from sale of loans and other assets	134,997	19,632	200,082

Total noninterest income	1,182,887	3,080,929	2,327,062

NONINTEREST EXPENSES
Salaries and employee benefits	6,117,063	6,194,504	6,970,282
Net occupancy and equipment expense	1,431,863	1,501,504	1,547,630
Depository insurance	1,052,591	1,287,676	1,198,937
Impairment of goodwill	-	2,541,476	-
Foreclosed assets, net	1,922,988	2,789,708	2,570,584
Other operating expenses	3,126,998	3,727,493	3,774,454

Total noninterest expenses	13,651,503	18,042,361	16,061,887

Income (loss) before income tax expense (benefit)	1,218,252	(6,242,818)	(13,514,679)

Income tax expense (benefit)	188,200	(1,535,297)	(5,336,040)

Net income (loss)	1,030,052	(4,707,521)	(8,178,639)

Preferred stock dividend requirements	651,119	34,463	-
Accretion on preferred stock discount	36,718	-	-

Net income (loss) available to common stockholders	$342,215	$(4,741,984)	$(8,178,639)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.05	$(0.73)	$(1.26)
Diluted	0.05	(0.73)	(1.26)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2011, 2010 and 2009

						Accumulated
				Additional		Other	Total
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Stock	Capital	Earnings (Deficit)	Income	Equity

BALANCE, December 31, 2008		$-	$6,319,718	$20,311,638	$10,056,680	$(186,527)	$36,501,509

Stock compensation expense		-	-	216,600	-	-	216,600

Dividends - $0.10 per common share		-	-	-	(638,061)	-	(638,061)

Dividends of common stock		-	180,678	634,448	(815,126)	-	-

Comprehensive loss:
Net loss	$(8,178,639)	-	-	-	(8,178,639)	-	(8,178,639)

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(63,930)	-	-	-	-	(63,930)	(63,930)

Total comprehensive loss	$(8,242,569)

BALANCE, December 31, 2009		-	6,500,396	21,162,686	424,854	(250,457)	27,837,479

Stock compensation expense		-	-	74,612	-	-	74,612

Issuance of Series A Convertible Preferred Stock		2,727,424	-	-	-	-	2,727,424

Preferred stock dividends		-	-	-	(34,463)	-	(34,463)

Comprehensive loss:
Net loss	$(4,707,521)	-	-	-	(4,707,521)	-	(4,707,521)

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	(78,378)	-	-	-	-	(78,378)	(78,378)

Total comprehensive loss	$(4,785,899)

BALANCE, December 31, 2010		$2,727,424	$6,500,396	$21,237,298	$(4,317,130)	$(328,835)	$25,819,153

The Notes to Consolidated Financial Statements are an integral part of these statements.

(continued on next page)

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2011, 2010 and 2009

(continued from previous page)

						Accumulated
				Additional		Other	Total
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Stock	Capital	Earnings (Deficit)	Income	Equity

BALANCE, December 31, 2010		$2,727,424	$6,500,396	$21,237,298	$(4,317,130)	$(328,835)	$25,819,153

Stock compensation expense		-	-	79,140	-	-	79,140

Issuance of Series A Convertible Preferred Stock		7,135,402	-	-	-	-	7,135,402

Preferred stock dividends		-	-	-	(303,412)	-	(303,412)

Accretion on preferred stock		36,718	-	-	(36,718)	-	-

Comprehensive income:
Net income	$1,030,052	-	-	-	1,030,052	-	1,030,052

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	1,447,970	-	-	-	-	1,447,970	1,447,970

Total comprehensive income	$2,478,022

BALANCE, December 31, 2011		$9,899,544	$6,500,396	$21,316,438	$(3,627,208)	$1,119,135	$35,208,305

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,030,052	$(4,707,521)	$(8,178,639)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	510,280	555,235	958,438
Impairment of goodwill	-	2,541,476	-
Provision for loan losses	445,000	7,291,000	14,898,898
Stock compensation expense	79,140	74,612	216,600
Gain on sales of securities	(107,413)	(1,698,136)	(399,754)
Loss on sales and write-downs of foreclosed assets, loans, and other assets	1,458,797	1,448,508	1,627,168
Deferred income taxes	110,921	(1,012,915)	1,301,148
Changes in other operating assets and liabilities:
Net change in loans held for sale	262,750	(43,500)	582,000
Accrued interest receivable	(978)	194,219	250,392
Accrued interest payable	(66,058)	(174,599)	(118,226)
Other assets and liabilities	(1,000,404)	5,641,354	(5,089,681)

Net cash provided by operating activities	2,722,087	10,109,733	6,048,344

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	43,761,765	127,818,220	36,851,917
Securities held to maturity	27,560	40,111	33,532
Purchase of securities available for sale	(19,160,612)	(110,123,951)	(117,340,105)
Purchase of Federal Home Loan Bank stock	-	(93,700)	(41,700)
Loan originations and principal collections, net	3,868,694	37,003,774	18,247,178
Purchase of bank premises and equipment	(123,670)	(835,007)	(310,113)
Proceeds from sale of foreclosed assets and other assets	5,982,633	7,094,142	4,119,884

Net cash provided by (used in) investing activities	34,356,370	60,903,589	(58,439,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(21,405,146)	(69,295,023)	78,158,890
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	5,065,438	(1,996,513)	(9,468,361)
Repayment of Federal Home Loan Bank advances	(10,000,000)	(17,000,000)	-
Net (repayments) borrowings of other borrowings	(1,670,000)	(635,000)	1,100,000
Payment of dividends	(303,412)	(34,463)	(1,094,651)
Issuance of preferred stock	7,135,402	2,727,424	-

Net cash (used in) provided by financing activities	(21,177,718)	(86,233,575)	68,695,878

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,900,739	(15,220,253)	16,304,815

CASH AND CASH EQUIVALENTS, beginning of year	22,981,952	38,202,205	21,897,390

CASH AND CASH EQUIVALENTS, end of year	$38,882,691	$22,981,952	$38,202,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$6,427,926	$9,376,413	$11,307,609
Cash paid during the period for taxes	44,600	500,000	180,350

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$11,300,888	$10,645,773	$14,156,244

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

Nature of operations:

Cornerstone is a bank-holding company which owns all of the outstanding common stock of Cornerstone Community Bank (the Bank). The Bank provides a variety of financial services through five full service branch locations in Chattanooga, Tennessee and a loan production office in Dalton, Georgia. The Bank's primary deposit products are demand deposits, savings accounts, and certificates of deposit. Its primary lending products are commercial loans, real estate loans, and installment loans. The Bank owned and operated a subsidiary, Eagle Financial, Inc. (Eagle), a finance and factoring company. On December 1, 2011, the Bank elected to transfer the operations, assets and liabilities of Eagle into the Bank. At the time of the transfer, the assets of Eagle were approximately $3.7 million and liabilities were approximately $255 thousand. The transfer allowed the Bank to combine the operations of Eagle with the Bank’s asset based lending department. As a result, the Bank formed Eagle Financial, a division of Cornerstone Community Bank. The Bank still retains the subsidiary in legal form in an inactive status.

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

Commercial real estate, including commercial construction loans, represented 54 percent of the loan portfolio at December 31, 2011, and 52 percent of the loan portfolio at December 31, 2010.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

December 31, 2011, 2010 and 2009

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

Allowance for loan losses:

The allowance for loan losses is maintained at a level that management believes to be adequate to absorb probable losses in the loan portfolio. Loan losses are charged against the allowance when management believes that the full collectability of the loan is unlikely. As such, a loan may be partially charged-off after a "confirming event" has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Subsequent recoveries are credited to the allowance.

Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, historical loan loss factors, loss experience of various loan segments, identified impaired loans, and other factors related to the portfolio. This evaluation is performed at least quarterly and is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on any impaired loans.

As part of management’s quarterly assessment of the allowance, management divides the loan portfolio into five segments:  commercial real estate-mortgage (includes owner-occupied and all other), consumer real estate-mortgage, construction and land development, commercial and industrial, and consumer and other.  Each segment is then analyzed such that a specific and general allocation of the allowance is estimated for each loan segment.

The general component involves the use of a historic loss model to estimate future losses.  The model includes each of the five loan portfolio segments and utilizes the incurred losses over the last twelve months to estimate future losses.  The historic loss percentages derived from this model are then applied to the outstanding non-impaired loan balance for each loan category.  The amounts for each loan category are then summed to determine the amount of loan and lease loss allowance required.

The estimated general loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and is based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies, or procedures and other influencing factors.  These environmental factors are considered for each of the loan segments, and the general allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 1.	Summary of Significant Accounting Policies (continued)

Allowance for loan losses: (continued)

The Bank’s allowance for loan losses includes a specific allocation for loans classified as impaired.  In assessing the adequacy of the allowance, Cornerstone considers the results of our ongoing independent loan review process.  Cornerstone undertakes this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in the overall evaluation of the risk characteristics of the entire loan portfolio.  Cornerstone’s loan review process includes the judgment of management, independent loan reviewers, and reviews that may have been conducted by third-party reviewers. Cornerstone incorporates relevant loan review results in the loan impairment determination. For each impaired loan, management determines the impaired amount and assigns a specific reserve.  In addition, regulatory agencies, as an integral part of their examination process, will periodically review Cornerstone’s allowance for loan losses, and may require the company to record adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 1.	Summary of Significant Accounting Policies (continued)

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

Cornerstone uses the equity method when it owns an interest in a partnership and can exert significant influence over the partnership’s operations but cannot control the partnership’s operations. Under the equity method, Cornerstone’s ownership interest in the partnership’s capital is reported as an investment on its consolidated balance sheets and Cornerstone’s allocable share of the income or loss from the partnership is reported in noninterest income or expense in the consolidated statements of operations. Cornerstone ceases recording losses on an investment in partnership when the cumulative losses and distributions from the partnership exceed the carrying amount of the investment and any advances made by Cornerstone. After Cornerstone’s investment in such partnership reaches zero, cash distributions received from these investments are recorded as income.

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

Securities sold under agreements to repurchase:

Cornerstone enters into sales of securities under agreements to repurchase identical securities the next day. Securities sold under agreements to repurchase amounted to $29,390,810 at December 31, 2011, mature on a daily basis and are secured by securities available for sale with a fair value of $28,408,818.

Income taxes:

Cornerstone accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740. The income tax accounting guidance results in two components of income tax expense – current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss. Cornerstone determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities. Cornerstone’s deferred taxes relate primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Cornerstone files consolidated income tax returns with its subsidiary. With few exceptions, Cornerstone is no longer subject to tax examinations by tax authorities for years before 2008.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 1.	Summary of Significant Accounting Policies (continued)

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

Advertising costs:

Cornerstone expenses all advertising costs as incurred. Advertising expense was $78,097, $79,790, and $97,734, for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Segment reporting:

ASC Topic 280, “Segment Reporting,” provides for the identification of reportable segments on the basis of distinct business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). ASC Topic 280 permits aggregation or combination of segments that have similar characteristics. In Cornerstone’s operations, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Further, the results of Eagle for 2011, 2010 and 2009 were not significant for separate disclosure. Accordingly, Cornerstone’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 1.	Summary of Significant Accounting Policies (continued)

Variable interest entities:

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE must be consolidated by Cornerstone if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. At December 31, 2011, Cornerstone has an investment in Appalachian Fund for Growth II Partnership that qualifies as an unconsolidated VIE.

Comprehensive income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale, and unrealized losses related to factors other than credit losses on debt securities.

Reclassifications:

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

During 2010, Cornerstone initiated a preferred stock offering. The offering period was scheduled to end on June 30, 2011. During December 2011, Cornerstone elected to extend the offering until June 30, 2012, in an effort to obtain its stated goal of $15 million in preferred stock sales. Specifics of the preferred stock offering are as follows:

•	Issuance of up to 600,000 shares of Series A Convertible Preferred Stock at a price of $25.00 per share.

•	The annual cash dividend on each share of Series A Preferred Stock is $2.50, which is equal to 10% of the original issue price of $25.00 per share, and is payable quarterly in arrears, if, as and when declared on the 15th day of February, May, August and November that immediately follows the end of the dividend period to which such dividends relate. Any dividend payable on shares of Series A Preferred Stock that is not declared by our board of directors or paid will accumulate.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 2.	Preferred Stock (continued)

•	Each share of Series A Preferred Stock will be convertible at the shareholder’s option at any time into five (5) shares of our common stock reflecting an initial conversion price of $5.00 per share of common stock. The shares of Series A Preferred Stock are also convertible at Cornerstone’s option, in whole or in part, into shares of Cornerstone’s common stock at the conversion rate, at any time on or after July 31, 2015 if the closing price of Cornerstone’s common stock equals or exceeds 150% of the conversion price on each of the thirty (30) consecutive trading days immediately preceding the date Cornerstone gives notice of its election to so convert.

At December 31, 2011, preferred stock, as presented in the consolidated statements of changes in stockholders’ equity, includes 56,440 shares or $1,399,665 in irrevocable stock subscriptions received in December 2011 which were subsequently paid during January 2012.

At December 31, 2011 and 2010, preferred stock dividends accumulated for each period, which were not declared, totaled $440,031 and $92,324, respectively.

Note 3.	Restrictions on Cash and Due From Banks

The Bank is required to maintain balances on hand or with the Federal Reserve Bank based on a percentage of deposits. At December 31, 2011 and 2010, these reserve balances were approximately $1,230,000 and $632,000, respectively.

Note 4.	Securities

Securities have been classified in the balance sheet according to management’s intent as either securities held to maturity or securities available for sale. The amortized cost and approximate fair value of securities at December 31, 2011 and 2010 are as follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government agencies	$4,176,301	$13,978	$-	$4,190,279

State and municipal securities	22,902,892	1,584,284	(50,919)	24,436,257

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	11,723,499	150,767	(3,096)	11,871,170

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	45,431,456	131,215	(2,940)	45,559,731

	$84,234,148	$1,880,244	$(56,955)	$86,057,437

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$68,643	$1,841	$-	$70,484

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 4.	Securities (continued)
	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government agencies	$4,571,444	$15,635	$-	$4,587,079

State and municipal securities	20,868,771	191,429	(323,988)	20,736,212

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	18,747,272	130,609	(24,856)	18,853,025

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	64,575,092	135,479	(636,453)	64,074,118

	$108,762,579	$473,152	$(985,297)	$108,250,434

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$95,702	$2,686	$-	$98,388

U.S. Government sponsored agencies include entities such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

At December 31, 2011 and 2010, securities with a carrying value of approximately $18,182,000 and $17,262,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

At December 31, 2011 and 2010, the carrying amount of securities pledged to secure repurchase agreements was approximately $28,409,000 and $28,067,000, respectively.

At December 31, 2011 and 2010, securities with a carrying value of approximately $27,897,000 and $50,317,000, respectively, were pledged to the Federal Home Loan Bank as collateral for the Bank’s borrowings.

At December 31, 2011 and 2010, the Bank had pledged securities with a carrying amount of approximately $9,048,000 and $4,191,000, respectively, to other financial institutions as collateral for federal funds purchased.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 4.	Securities (continued)

The amortized cost and fair value of securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$299,927	$300,795	$-	$-
Due from one year to five years	1,174,270	1,280,710	-	-
Due from five years to ten years	4,403,089	4,821,488	-	-
Due after ten years	21,201,907	22,223,543	-	-

	27,079,193	28,626,536	-	-

Mortgage-backed securities	57,154,955	57,430,901	68,643	70,484

	$84,234,148	$86,057,437	$68,643	$70,484

For the year ended December 31, 2011, there were available for sale securities sold with proceeds totaling $18,954,410 which resulted in gross gains realized of $107,413. For the year ended December 31, 2010, there were available for sale securities sold with proceeds totaling $85,186,273 which resulted in gross gains and losses realized of $1,699,276 and $1,140, respectively. For the year ended December 31, 2009, there were available for sale securities sold with proceeds totaling $18,951,608 which resulted in gross gains and losses realized of $414,193 and $14,439, respectively.

The following tables present gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, at December 31, 2011 and 2010:

	As of December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities available for sale:
State and municipal securities	$1,735,771	$(50,919)	$-	$-	$1,735,771	$(50,919)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	-	-	3,133,826	(3,096)	3,133,826	(3,096)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	-	-	6,954,999	(2,940)	6,954,999	(2,940)

	$1,735,771	$(50,919)	$10,088,825	$(6,036)	$11,824,596	$(56,955)

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 4.	Securities (continued)

	As of December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities available for sale:
State and municipal securities	$6,110,458	$(154,802)	$6,440,892	$(169,186)	$12,551,350	$(323,988)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	5,647,347	(24,856)	-	-	5,647,347	(24,856)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	34,694,782	(636,453)	-	-	34,694,782	(636,453)

	$46,452,587	$(816,111)	$6,440,892	$(169,186)	$52,893,479	$(985,297)

Upon acquisition of a security, Cornerstone determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, Cornerstone uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, Cornerstone uses the debt and equity securities impairment model. Cornerstone conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. Cornerstone does not have any securities that have been classified as other-than-temporarily-impaired at December 31, 2011.

At December 31, 2011, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

State and municipal securities: At December 31, 2011, three investments in obligations of state and municipal securities had unrealized losses. Cornerstone believes the unrealized losses on those investments were caused by the interest rate environment and does not relate to the underlying credit quality of the issuers. Because the Company has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Mortgage-backed securities: At December 31, 2011, five investments in residential mortgage-backed securities had unrealized losses. This impairment is believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because Cornerstone does not intend to sell the investments and it is not more likely than not that Cornerstone will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Cornerstone does not deem those investments to be other-than-temporarily impaired at December 31, 2011.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 5.	Loans and Allowance for Loan Losses

At December 31, 2011 and 2010, the Bank's loans consist of the following (in thousands):

	2011	2010
Commercial real estate-mortgage:
Owner-occupied	$62,999	$64,971
All other	63,058	64,060
Consumer real estate-mortgage	70,543	71,878
Construction and land development	31,031	29,848
Commercial and industrial	37,458	51,160
Consumer and other	2,676	3,330

Total loans	267,765	285,247
Less: Allowance for loan losses	(7,400)	(9,132)

Loans, net	$260,365	$276,115

	2011	2010	2009

An analysis of the allowance for loan losses follows:

Balance, beginning of year	$9,132,171	$5,905,054	$9,618,265

Provision for loan losses	445,000	7,291,000	14,898,898
Charge-offs	(3,148,314)	(4,688,054)	(19,095,793)
Recoveries	971,192	624,171	483,684

Balance, end of year	$7,400,049	$9,132,171	$5,905,054

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

The composition of loans by loan classification for impaired and performing loans at December 31, 2011 and 2010, is summarized in the tables below (in thousands):

As of December 31, 2011:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Performing loans	$112,064	$64,026	$29,323	$34,259	$2,676	$242,348
Impaired loans	13,993	6,517	1,708	3,199	-	25,417

Total	$126,057	$70,543	$31,031	$37,458	$2,676	$267,765

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 5.	Loans and Allowance for Loan Losses (continued)

As of December 31, 2010:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Performing loans	$119,084	$61,455	$27,774	$50,492	$3,279	$262,084
Impaired loans	9,947	10,423	2,074	668	51	23,163

Total	$129,031	$71,878	$29,848	$51,160	$3,330	$285,247

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of December 31, 2011 and 2010 (in thousands):

As of December 31, 2011:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Allowance related to:
Performing loans	$952	$1,264	$174	$18	$16	$2,424
Impaired loans	2,605	1,254	653	464	-	4,976

Total	$3,557	$2,518	$827	$482	$16	$7,400

As of December 31, 2010:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Allowance related to:
Performing loans	$887	$691	$3,178	$588	$48	$5,392
Impaired loans	906	2,420	60	337	17	3,740

Total	$1,793	$3,111	$3,238	$925	$65	$9,132

The following tables detail the changes in the allowance for loan losses during December 31, 2011 and 2010 by loan classification (in thousands):

As of December 31, 2011:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Balance, beginning of year	$1,793	$3,111	$3,238	$925	$65	$9,132
Provision for loan losses	2,743	955	(2,711)	(501)	(41)	445
Charge-offs	(1,238)	(1,613)	(232)	(36)	(29)	(3,148)
Recoveries	259	65	532	94	21	971

Balance, end of year	$3,557	$2,518	$827	$482	$16	$7,400

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 5.	Loans and Allowance for Loan Losses (continued)

As of December 31, 2010:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Balance, beginning of year	$1,189	$719	$3,179	$786	$32	$5,905
Provision for loan losses	2,700	2,900	1,300	300	91	7,291
Charge-offs	(2,309)	(562)	(1,260)	(443)	(114)	(4,688)
Recoveries	213	54	19	282	56	624

Balance, end of year	$1,793	$3,111	$3,238	$925	$65	$9,132

Credit quality indicators:

Federal regulations require the Bank to review and classify its assets on a regular basis. To fulfill this requirement, the Bank systematically reviews its loan portfolio to ensure the Bank’s large loan relationships are being maintained within its loan policy guidelines, remain properly underwritten and are properly classified by loan grade. This review process is performed by the Bank's management, loan review, internal auditors, and state and federal regulators.

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

If a loan is classified as a problem asset, it will be assigned one of the following loan grades: substandard, substandard-impaired, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When the Bank classifies an asset as substandard or doubtful, a specific allowance for loan losses may be established.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 5.	Loans and Allowance for Loan Losses (continued)

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of December 31, 2011 and 2010 (in thousands):

As of December 31, 2011:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Pass	$101,161	$55,160	$27,207	$31,426	$2,648	$217,602
Special mention	9,805	5,122	804	2,620	7	18,358
Substandard	1,098	3,744	1,312	213	21	6,388
Substandard-impaired	11,493	6,517	1,708	3,199	-	22,917
Doubtful	2,500	-	-	-	-	2,500

	$126,057	$70,543	$31,031	$37,458	$2,676	$267,765

As of December 31, 2010:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Pass	$97,692	$49,974	$24,401	$41,963	$3,215	$217,245
Special mention	19,289	3,786	2,121	7,405	54	32,655
Substandard	2,103	7,695	1,252	1,124	10	12,184
Substandard-impaired	9,947	10,423	2,074	668	51	23,163

	$129,031	$71,878	$29,848	$51,160	$3,330	$285,247

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of December 31, 2011 and 2010 (in thousands):

				For the Year Ended
	At December 31, 2011			December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$4,354	$4,354	$-	$5,378	$330
Consumer real estate – mortgage	322	322	-	3,589	21
Construction and land development	829	1,023	-	1,099	59
Commercial and industrial	2,691	2,691	-	1,207	165
Consumer and other	-	-	-	-	-

Total	8,196	8,390	-	11,273	575

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	9,639	9,694	2,605	5,912	645
Consumer real estate – mortgage	6,195	6,257	1,254	5,333	294
Construction and land development	879	879	653	294	62
Commercial and industrial	508	508	464	784	65
Consumer and other	-	-	-	-	-

Total	17,221	17,338	4,976	12,323	1,066

Total impaired loans	$25,417	$25,728	$4,976	$23,596	$1,641

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 5.	Loans and Allowance for Loan Losses (continued)

				For the Year Ended
	At December 31, 2010			December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$1,663	$1,750	$-	$2,747	$58
Consumer real estate – mortgage	998	1,042	-	776	25
Construction and land development	1,793	2,171	-	1,526	132
Commercial and industrial	70	599	-	782	17
Consumer and other	2	2	-	1	10

Total	4,526	5,564	-	5,832	242

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	8,284	9,081	906	8,494	342
Consumer real estate – mortgage	9,425	9,668	2,420	8,968	369
Construction and land development	281	281	60	2,674	21
Commercial and industrial	598	598	337	1,060	76
Consumer and other	49	50	17	178	4

Total	18,637	19,678	3,740	21,374	812

Total impaired loans	$23,163	$25,242	$3,740	$27,206	$1,054

Interest income recognized on impaired loans for the year ended December 31, 2009, was approximately $1,601,000.

The following tables present an aged analysis of past due loans as of December 31, 2011 and 2010 (in thousands):

As of December 31, 2011:

	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans

Commercial real estate-mortgage:
Owner-occupied	$4,791	$-	$63	$4,854	$58,145	$62,999
All other	497	-	2,500	2,997	60,061	63,058
Consumer real estate-mortgage	1,163	-	3,641	4,804	65,739	70,543
Construction and land development	103	-	1,622	1,725	29,306	31,031
Commercial and industrial	1,578	-	42	1,620	35,838	37,458
Consumer and other	26	-	14	40	2,636	2,676

Total	$8,158	$-	$7,882	$16,040	$251,725	$267,765

As of December 31, 2010:

	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans

Commercial real estate-mortgage:
Owner-occupied	$985	$-	$618	$1,603	$63,368	$64,971
All other	203	-	7,808	8,011	56,049	64,060
Consumer real estate-mortgage	631	-	5,114	5,745	66,133	71,878
Construction and land development	317	-	-	317	29,531	29,848
Commercial and industrial	116	-	75	191	50,969	51,160
Consumer and other	54	-	18	72	3,258	3,330

Total	$2,306	$-	$13,633	$15,939	$269,308	$285,247

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 5.	Loans and Allowance for Loan Losses (continued)

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur. If on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans and are classified as impaired loans. Loans that have been restructured that were performing as of the restructure date are reported as troubled debt restructurings. At December 31, 2011 and 2010, the Bank has loans of approximately $5,026,000 and $7,006,000, respectively, that were modified in troubled debt restructurings. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral or other similar strategies.

The following table presents a summary of loans that were modified as troubled debt restructurings during the year ended December 31, 2011 (in thousands):

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment

Consumer real estate-mortgage	5	$3,573	$3,573
Construction and land development	2	778	778
Commercial and industrial	1	20	20

The following table presents a summary of loans that were modified as troubled debt restructurings during the year ended December 31, 2011, and for which there was a payment default during the year (amounts in thousands):

	Number of	Recorded
	Contracts	Investment

Consumer real estate-mortgage	2	$90

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. Annual activity of these related party loans were as follows:

	2011	2010

Beginning balance	$666,336	$190,041

New loans	1,957,088	540,444
Repayments	(1,108,516)	(64,149)

Ending balance	$1,514,908	$666,336

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 6.	Bank Premises and Equipment

A summary of bank premises and equipment at December 31, 2011 and 2010, is as follows:

	2011	2010

Land	$2,145,003	$3,711,003
Buildings and improvements	4,302,862	4,806,209
Furniture, fixtures and equipment	3,735,576	3,653,710

	10,183,441	12,170,922
Accumulated depreciation	(4,471,438)	(4,123,552)

	$5,712,003	$8,047,370

Depreciation expense for the years ended December 31, 2011, 2010 and 2009, amounted to $475,938, $513,468, and $670,054, respectively.

Certain bank facilities and equipment are leased under various operating leases. Total rent expense on these leases for the years ended December 31, 2011, 2010 and 2009, was $392,114, $423,580, and $426,938, respectively.

Future minimum rental commitments under non-cancelable leases are as follows:

2012	$351,689
2013	348,455
2014	348,455
2015	237,384
2016	132,331

Total	$1,418,314

Note 7.	Goodwill

There was no change in the carrying amount of goodwill for the year ended December 31, 2011. The change in the carrying amount of goodwill for the year ended December 31, 2010, is as follows:

Balance, beginning of year	$2,541,476

Goodwill acquired	-
Goodwill impairment	2,541,476

Balance, end of year	$-

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 7.	Goodwill (continued)

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

Note 8.	Time and Related-Party Deposits

At December 31, 2011, the scheduled maturities of time deposits are as follows (in thousands):

2012	$146,310
2013	30,393
2014	12,872
2015	5,873
2016	5,313
Thereafter	80

Total	$200,841

Deposits from related parties held by the Bank at December 31, 2011 and 2010, amounted to approximately $709,000 and $792,000, respectively.

As of December 31, 2011 and 2010, certificates of deposit equal to or greater than $100,000 amounted to approximately $102,107,000 and $113,965,000, respectively.

Note 9.	Income Taxes

Cornerstone files consolidated income tax returns with its subsidiary. Under the terms of a tax-sharing agreement, the subsidiary’s allocated portion of the consolidated tax liability is computed as if they were reporting income and expenses to the Internal Revenue Service as a separate entity.

Income tax expense in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, consists of the following:

	2011	2010	2009

Current tax expense (benefit)	$77,279	$(522,382)	$(6,637,188)
Deferred tax expense (benefit) related to:
Allowance for loan losses	509,358	(1,030,423)	1,241,231
Other	(398,437)	17,508	59,917

Income tax expense (benefit)	$188,200	$(1,535,297)	$(5,336,040)

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 9.	Income Taxes (continued)

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory federal income tax rates. These differences are reconciled as follows:

	2011	2010	2009

Expected tax at statutory rates	$414,206	$(2,122,558)	$(4,594,991)
Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax benefit	52,263	(267,817)	(579,780)
New market tax credits	(277,500)	(112,500)	(150,000)
Impairment of goodwill	-	973,131	-
Other	(769)	(5,553)	(11,269)

Income tax expense (benefit)	$188,200	$(1,535,297)	$(5,336,040)

The components of the net deferred tax asset, included in other assets, are as follows:

	2011	2010
Deferred tax assets:
Deferred compensation	$110,724	$115,296
Deferred loan fees	38,370	23,364
Allowance for loan losses	1,215,767	1,725,125
Foreclosed assets	1,711,688	1,361,629
Net unrealized loss on securities available for sale	-	183,311

	3,076,549	3,408,725

Deferred tax liabilities:
Depreciation	90,269	130,145
Life insurance	204,386	204,386
Net unrealized gain on securities available for sale	704,153	-
Other	6,284	4,352

	1,005,092	338,883

Net deferred tax asset	$2,071,457	$3,069,842

ASC Topic 740, “Income Taxes,” clarifies the accounting for uncertainty in tax positions. ASC Topic 740 requires that Cornerstone recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Cornerstone recognized no interest and penalties assessed by taxing authorities on any underpayment of income tax for 2011, 2010 or 2009.

Note 10.	Federal Home Loan Bank Advances and Other Borrowings

The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide advances to the Bank in an amount up to approximately $40,500,000. All of the Bank’s loans secured by first mortgages on 1-4 family residential, multi-family properties and commercial properties are pledged as collateral for these advances. Additionally, the Bank has pledged securities with a carrying amount of approximately $27,897,000 as of December 31, 2011.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 10.	Federal Home Loan Bank Advances and Other Borrowings (continued)

At December 31, 2011 and 2010, FHLB advances consist of the following:

	2011	2010

Long-term advance dated February 9, 2005, requiring monthly interest payments, fixed at 3.86%, convertible on February 2010, principal due in February 2015	$5,000,000	$5,000,000

Long-term advance dated July 2, 2008, requiring monthly interest payments, fixed at 3.85%, until maturity, principal due in July 2011	-	5,000,000

Long-term advance dated January 22, 2008, requiring monthly interest payments, fixed at 3.59%, until maturity, principal due in January 2013	5,000,000	5,000,000

Long-term advance dated May 11, 2007, requiring monthly interest payments, fixed at 4.66%, with a put option exercisable in February 2008 and then quarterly thereafter, principal due in May 2011	-	5,000,000

Long-term advance dated May 15, 2007, requiring monthly interest payments, fixed at 4.58%, with a put option exercisable in May 2008 and then quarterly thereafter, principal due in May 2012	5,000,000	5,000,000

Long-term advance dated August 1, 2007, requiring monthly interest payments, fixed at 4.50%, with a put option exercisable in July 2008 and then quarterly thereafter, principal due in August 2013	5,000,000	5,000,000

Long-term advance dated August 13, 2007, requiring monthly interest payments, fixed at 4.43%, with a put option exercisable in February 2009 and then quarterly thereafter, principal due in August 2014	5,000,000	5,000,000

Long-term advance dated January 7, 2008, requiring monthly interest payments, fixed at 3.52%, with a put option exercisable in January 2011 and then quarterly thereafter, principal due in January 2015	5,000,000	5,000,000

Long-term advance dated January 20, 2006, requiring monthly interest payments, fixed at 4.18%, with a put option exercisable in January 2009 and then quarterly thereafter, principal due in January 2016	5,000,000	5,000,000

Long-term advance dated January 10, 2007, requiring monthly interest payments, fixed at 4.25%, with a put option exercisable in January 2008 and then quarterly thereafter, principal due in January 2017	5,000,000	5,000,000

	$40,000,000	$50,000,000

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 10.	Federal Home Loan Bank Advances and Other Borrowings (continued)

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

Cornerstone had an $8,500,000 line of credit with Silverton Bank (subsequently known as Silverton Bridge Bank, N.A.) that was secured by 100% of the Bank’s common stock. During March 2009, the line of credit matured and was reworked into two loans, a $4,350,000 amortizing term loan and a $1,000,000 revolving line of credit. These loans continue to be secured by 100% of the Bank’s common stock and bear interest at the greater of Prime plus 3% or 6.50%. The first loan requires semi-annual principal payments of $435,000 beginning July 2010, quarterly interest payments beginning April 2010, and final payment of outstanding principal and accrued interest due July 2014. The second loan required quarterly payments of $50,000 plus accrued interest beginning January 2010, and was paid in full on April 1, 2011. Borrowings outstanding under the remaining agreement as of December 31, 2011, totaled $3,045,000. Borrowings outstanding on these agreements totaled $4,715,000 at December 31, 2010.

During 2010, Midland Loan Services began servicing these loans for the Federal Deposit Insurance Corporation (FDIC). These loans contain certain compliance covenants which include stated minimum or maximum target amounts for Cornerstone’s capital levels, the Bank’s capital levels, nonperforming asset levels at the Bank and the ability of Cornerstone to meet the required debt service coverage ratio, which is computed on the four most recent consecutive fiscal quarters. Due to the level of nonperforming assets of the Bank and not currently meeting the required debt service coverage ratio, Cornerstone was not in compliance with these two covenants at December 31, 2011. However, Cornerstone had previously obtained waivers through December 31, 2011. During March 2012, Cornerstone obtained from the FDIC a waiver of the covenant compliance requirements through December 31, 2012, granted that all payments are made in accordance with the aforementioned repayment schedule.

The primary source of liquidity for Cornerstone is the payment of dividends from the Bank. As of December 31, 2011, the Bank was under a dividend restriction that requires regulatory approval prior to the payment of a dividend from the Bank to Cornerstone.

At December 31, 2011, scheduled maturities of the Federal Home Loan Bank advances and other borrowings are as follows:

2012	$5,870,000
2013	10,870,000
2014	6,305,000
2015	10,000,000
2016	5,000,000
Thereafter	5,000,000

Total	$43,045,000

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 11.	Employee Benefit Plans

401(k) plan:

Cornerstone has a 401(k) employee benefit plan covering substantially all employees that have completed at least 30 days of service and met minimum age requirements. Cornerstone’s contribution to the plan is discretionary. Cornerstone elected not to make a contribution to the plan for 2011, 2010 or 2009.

Employee Stock Ownership Plan:

Cornerstone has a non-leveraged employee stock ownership plan (ESOP) to which Cornerstone makes 100% of the contributions for purchasing Cornerstone’s common stock, and allocates the contributions among the participants based on regulatory guidelines. Cornerstone’s contribution is discretionary, as determined by the Compensation Committee. Employer contributions are available to all employees after 1,000 hours of service. There are certain age and years-of-service requirements before contributions can be made for the benefit of the employee. The ESOP plan also provides for a three year 100% vesting requirement; therefore, employees terminating employment before their third anniversary date will forfeit their accrued benefit under the ESOP. The forfeiture will be re-allocated among the remaining ESOP participants. No contributions were made to the ESOP in 2011, 2010 or 2009.

Note 12.	Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2011 and 2010, undisbursed loan commitments aggregated approximately $24,972,000 and $28,774,000, respectively. In addition, there were outstanding standby letters of credit totaling approximately $2,598,000 and $3,539,000, respectively.

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

The Bank incurred insignificant losses on its commitments during 2011, 2010 and 2009.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at December 31, 2011 and 2010.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 13.	Fair Value Disclosures (continued)

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011 and 2010, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

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

Foreclosed assets:

Foreclosed assets, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustment to the fair value are recorded as a component of foreclosed assets, net expense. Foreclosed assets are included in Level 2 of the valuation hierarchy.

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

The carrying amount of these liabilities approximates their estimated fair value.

Federal Home Loan Bank advances and other borrowings:

The carrying amounts of FHLB advances and other borrowings approximate their fair value.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 13.	Fair Value Disclosures (continued)

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Debt securities available for sale:

U.S. Government agencies	$4,190,279	$-	$4,190,279	$-
State and municipal securities	24,436,257	-	24,436,257	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	11,871,170	-	11,871,170	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	45,559,731	-	45,559,731	-

Total securities available for sale	$86,057,437	$-	$86,057,437	$-

Cash surrender value of life insurance	$1,166,774	$-	$1,166,774	$-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Debt securities available for sale:

U.S. Government agencies	$4,587,079	$-	$4,587,079	$-
State and municipal securities	20,736,212	-	20,736,212	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	18,853,025	-	18,853,025	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	64,074,118	-	64,074,118	-

Total securities available for sale	$108,250,434	$-	$108,250,434	$-

Cash surrender value of life insurance	$1,113,824	$-	$1,113,824	$-

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 13.	Fair Value Disclosures (continued)

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at December 31, 2011 and 2010, for which a nonrecurring change in fair value was recorded.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$12,245,260	$-	$12,245,260	$-
Foreclosed assets	18,523,960	-	18,523,960	-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$14,897,633	$-	$14,897,633	$-
Foreclosed assets	12,808,838	-	12,808,838	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at December 31, 2011 and 2010. Losses derived from Level 2 inputs were calculated by models incorporating significant observable market data.

The carrying amount and estimated fair value of Cornerstone's financial instruments at December 31, 2011 and 2010, are as follows (in thousands):

	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$38,883	$38,883	$22,982	$22,982
Securities	86,126	86,128	108,346	108,349
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	260,365	260,515	276,115	277,796
Cash surrender value of life insurance	1,167	1,167	1,114	1,114
Accrued interest receivable	1,327	1,327	1,326	1,326

Liabilities:
Noninterest-bearing demand deposits	43,990	43,990	28,980	28,980
Interest-bearing demand deposits	22,353	22,353	24,834	24,834
Savings deposits and money market accounts	46,857	46,857	34,042	34,042
Time deposits	200,841	203,453	247,591	249,990
Federal funds purchased and securities sold under agreements to repurchase	29,391	29,391	24,325	24,325
Federal Home Loan Bank advances and other borrowings	43,045	43,045	54,715	54,715
Accrued interest payable	111	111	177	177

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 14.	Contingencies

The Bank is involved in certain claims arising from normal business activities. Management believes that the impact of those claims are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or Cornerstone’s consolidated financial position, results of operations or cash flows.

Note 15.	Stock Option Plans

Cornerstone has stock option plans which are more fully described below. For the years ended December 31, 2011, 2010 and 2009, Cornerstone recognized $79,140, $74,612 and $216,600, respectively, in compensation expense for all stock options.

No options were granted during 2010. For the years ended December 31, 2011 and 2009, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2011	2009

Dividend yield	0.00%	2.97%
Expected life	7.0 years	7.0 years
Expected volatility	43.11%	38.74%
Risk-free interest rate	2.81%	2.69%

The expected volatility is based upon historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on Cornerstone’s history and expectation of dividend payouts.

Board of Directors plan:

Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of common stock. Only non-qualified stock options may be granted under the Plan. In addition, members of the Board of Directors can be issued options under the Cornerstone 2002 Long-Term Incentive Plan to purchase up to 1,200,000 shares of Cornerstone stock. The options available for issuance to Board members under the 2002 Long-Term Incentive Plan are shared with officers and employees of Cornerstone. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years, at which point they expire. Vesting for options granted during 2009, are 50% on each of the first and second anniversary of the grant date with full vesting occurring at the second anniversary date. At December 31, 2011, there is no additional compensation cost to be recognized as all opinions are fully vested. An analysis of this stock option plan is presented in the following table:

	Years Ended December 31,
	2011			2010		2009
		Average	Aggregate		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value(1)	Shares	Price	Shares	Price

Outstanding at beginning of year	100,250	$9.42		100,250	$9.42	81,800	$10.73
Granted	-	-		-	-	20,500	3.65
Exercised	-	-		-	-	-	-
Forfeited	45,000	13.65		-	-	(2,050)	3.65
Outstanding at end of year	55,250	$5.98	$-	100,250	$9.42	100,250	$9.42
Options exercisable at year-end	55,250	$5.98	$-	91,025	$10.01	75,400	$10.96
Weighted-average fair value of options granted during the year	$-			$-		$1.13

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 15.	Stock Option Plans (continued)

Board of Directors plan: (continued)

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on changes in the market value of Cornerstone's stock.

Information pertaining to options outstanding at December 31, 2011, is as follows:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$5.44	16,000	2.2 Years	$5.44	16,000	$5.44
9.23	8,000	3.2 Years	9.23	8,000	9.23
7.99	12,800	6.2 Years	7.99	12,800	7.99
3.65	18,450	7.2 Years	3.65	18,450	3.65

Outstanding at end of year	55,250	4.9 Years	$5.98	55,250	$5.98

The total fair value of shares that vested during 2011, 2010 and 2009 was approximately $11,900, $34,000 and $45,000, respectively.

Officer and Employee Plans:

Cornerstone has two stock option plans, the 1996 Cornerstone Statutory and Non-statutory Option Plan and the Cornerstone 2002 Long-Term Incentive Plan, under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 220,000 and 1,200,000 shares, respectively, of Cornerstone’s common stock. The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant. The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary of the grant date. These options expire ten years from the grant date. At December 31, 2011, the total remaining compensation cost to be recognized on non-vested options is approximately $321,000. An analysis of the activity for each of the years ending December 31, 2011, 2010 and 2009, for this stock option plan follows:

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 15.	Stock Option Plans (continued)

Officer and Employee Plans: (continued)

	Years Ended December 31,
	2011			2010		2009
		Average	Aggregate		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value(1)	Shares	Price	Shares	Price

Outstanding at beginning of year	520,900	$5.79		799,675	$6.18	755,425	$6.63

Granted	221,000	1.67		-	-	115,850	3.65

Exercised	-	-		-	-	-	-

Forfeited	(169,300)	4.31		(278,775)	$6.90	(71,600)	6.77

Outstanding at end of year	572,600	$4.63	$-	520,900	$5.79	799,675	$6.18

Options exercisable at year-end	295,415	$6.67	$-	385,270	$5.88	592,648	$5.69

Weighted-average fair value of options granted during the year	$.95			$-		$1.13

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on changes in the market value of Cornerstone's stock.

Information pertaining to options outstanding at December 31, 2011, is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price

$3.63	91,800	0.8 Years	$3.63	91,800	$3.63
5.44	70,640	2.2 Years	5.44	70,640	5.44
9.23	43,910	3.2 Years	9.23	43,910	9.23
13.25	21,000	4.2 Years	13.25	21,000	13.25
15.25	14,450	5.2 Years	15.25	14,450	15.25
15.20	2,750	5.3 Years	15.20	2,750	15.20
7.99	47,500	6.2 Years	7.99	28,500	7.99
3.60	74,550	7.2 Years	3.60	22,365	3.60
1.70	193,000	9.3 Years	1.70	-	-
1.55	3,000	9.3 Years	1.55	-	-
1.10	5,000	9.7 Years	1.10	-	-
1.02	5,000	9.9 Years	1.02	-	-

Outstanding at end of year	572,600	5.7 Years	$4.63	295,415	$6.67

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 15.	Stock Option Plans (continued)

Officer and Employee Plans: (continued)

Information pertaining to non-vested options for the year ended December 31, 2011, is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested options, December 31, 2010	135,630	$5.49
Granted	221,000	1.67
Vested	(43,495)	6.91
Forfeited	(35,950)	3.55

Non-vested options, December 31, 2011	277,185	$2.47

The total fair value of shares that vested during 2011, 2010 and 2009 was approximately $56,000, $125,000 and $288,000, respectively.

Note 16.	Liquidity and Capital Resources

Cornerstone’s primary source of funds with which to pay its future obligations is the receipt of dividends from its subsidiary Bank. Banking regulations provide that the Bank must maintain capital sufficient to enable it to operate as a viable institution and, as a result, has limited the amount of dividends the Bank may pay without prior approval.

Note 17.	Consent Order

Following the issuance of a written report by the Federal Deposit Insurance Corporation (FDIC) and the Tennessee Department of Financial Institutions (TDFI) concerning their joint examination of the Bank in October 2009, the Bank entered into a consent order with the FDIC on April 2, 2010 and a written agreement with the TDFI on April 8, 2010, each concerning areas of the Bank’s operations identified in the report as warranting improvement and presenting substantially similar plans for making those improvements. The consent order and written agreement, which we collectively refer to as the “Action Plans”, convey specific actions needed to address certain findings from the joint examination and to address our current financial condition.  The Action Plans contain a list of strict requirements ranging from a capital directive, which requires us to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which we will be subject to limitations on the maximum interest rates we can pay on deposit accounts.  The Action Plans also contain restrictions on future extensions of credit and requires the development of various programs and procedures to improve our asset quality as well as routine reporting on our progress toward compliance with the Action Plans to the Board of Directors, the FDIC and the TDFI.  As of April 2, 2010, the date of the consent order, the Bank was deemed to be “adequately capitalized.”   The adequately capitalized classification is the result of the Bank receiving a formal enforcement action which prohibits a Bank from being classified as “well-capitalized” regardless of its capital ratios.  Therefore, the Bank can not be classified as “well capitalized” until the Action Plans are lifted by the FDIC and the TDFI.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

Cornerstone’s and the Bank's actual capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

			Minimum		Minimum Capital
			Capital		Requirements per
	Actual		Requirements		the Action Plans
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total capital to risk-weighted assets:
Consolidated	$37,082	12.9%	$23,043	8.0%	N/A	N/A
Cornerstone Community Bank	37,158	13.0%	22,876	8.0%	34,313	12.0%

Tier I capital to risk-weighted assets:
Consolidated	33,435	11.6%	11,521	4.0%	N/A	N/A
Cornerstone Community Bank	33,536	11.7%	11,438	4.0%	28,594	10.0%

Tier I capital to average assets:
Consolidated	33,435	8.0%	16,713	4.0%	N/A	N/A
Cornerstone Community Bank	33,536	8.0%	16,686	4.0%	33,371	8.0%

As of December 31, 2010:
Total capital to risk-weighted assets:
Consolidated	$27,477	9.3%	$23,572	8.0%	N/A	N/A
Cornerstone Community Bank	29,592	10.1%	23,534	8.0%	35,301	12.0%

Tier I capital to risk-weighted assets:
Consolidated	23,727	8.1%	11,786	4.0%	N/A	N/A
Cornerstone Community Bank	25,882	8.8%	11,767	4.0%	29,418	10.0%

Tier I capital to average assets:
Consolidated	23,727	5.2%	18,111	4.0%	N/A	N/A
Cornerstone Community Bank	25,882	5.8%	17,995	4.0%	35,990	8.0%

Management of the Bank has determined it is in compliance with the Action Plans, discussed in Note 17, for total and Tier I capital to risk-weighted assets and Tier 1 capital to average assets requirements at December 31, 2011. The Bank’s board of directors must ensure that the Bank complies with the provisions of the Action Plans and that required quarterly written progress reports are furnished to the FDIC and TDFI.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 19.	Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale. A summary of other comprehensive income and the related tax effects for the years ended December 31, 2011, 2010 and 2009, is as follows:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

Year ended December 31, 2011:
Unrealized holding gains and losses arising during the period	$2,442,847	$(928,281)	$1,514,566

Less reclassification adjustment for gains realized in net income	107,413	(40,817)	66,596

	$2,335,434	$(887,464)	$1,447,970

Year ended December 31, 2010:
Unrealized holding gains and losses arising during the period	$1,571,720	$(597,254)	$974,466

Less reclassification adjustment for gains realized in net income	1,698,136	(645,292)	1,052,844

	$(126,416)	$48,038	$(78,378)

Year ended December 31, 2009:
Unrealized holding gains and losses arising during the period	$296,642	$(113,884)	$182,758

Less reclassification adjustment for gains realized in net income	399,754	(153,066)	246,688

	$(103,112)	$39,182	$(63,930)

Note 20.	Earnings (Loss) Per Common Share

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 20.	Earnings (Loss) Per Common Share (continued)

Earnings (loss) per common share have been computed based on the following:

	2011	2010	2009

Net income (loss)	$1,030,052	$(4,707,521)	$(8,178,639)
Less: Preferred stock dividend requirements	651,119	34,463	-
Less: Preferred stock accretion	36,718	-	-

Net income (loss) applicable to common stock	$342,215	$(4,741,984)	$(8,178,639)

Average number of common shares outstanding	6,500,396	6,500,396	6,500,396

Effect of dilutive stock options	-	-	-

Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	6,500,396	6,500,396	6,500,396

The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings (loss) per common share. There were 672,850, 621,150 and 899,925 antidilutive stock options for 2011, 2010 and 2009, respectively.

Note 21.	Recent Accounting Pronouncements

In January 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The FASB determined that certain provisions relating to troubled debt restructurings (TDRs) should be deferred until additional guidance and clarification on the definition of TDRs is issued.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. ASU 2011-02 amends ASC Topic 310, “Receivables”, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  ASU 2011-02 also makes disclosure requirements deferred under ASU 2011-01 effective for interim and annual periods beginning on or after June 15, 2011.  The adoption of ASU 2011-02 did not have a significant impact on Cornerstone’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”, intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations.  The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. Cornerstone is evaluating the effect, if any, the adoption of ASU 2011-03 will have on its consolidated financial statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 21.	Recent Accounting Pronouncements (continued)

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement.  A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend to change the application of existing requirements under the ASC Topic 820, “Fair Value Measurements”.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. Cornerstone is evaluating the impact adoption of ASU 2011-04 will have on its financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB.  The amendments require that all nonowner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Cornerstone is evaluating the impact adoption of ASU 2011-05 will have on its financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment”.  ASU 2011-08 amends Topic 350, “Intangibles - Goodwill and Other”, to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on Cornerstone’s financial statements.

Other than disclosures contained within these statements, Cornerstone has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 22.	Equity Investment

During 2006, Cornerstone invested $3,000,000 for a 25% share of the Appalachian Fund for Growth II Partnership (AFG), which is managed by the Southeast Local Development Corporation (General Partner). AFG is targeting high job creation and retention businesses and businesses providing important community services. The funds are being deployed to help: 1) attract new businesses to under-served service areas by offering creative financing; 2) supply creative financing for businesses to rehabilitate existing distressed properties to facilitate community development; and 3) leverage other private investment into its targeted communities. In return for its investment in AFG, Cornerstone and other investors will receive new market tax credits. For 2011, 2010 and 2009 Cornerstone received approximately $277,500, $112,500, and $150,000, respectively, in new market tax credits.

AFG meets the criteria of a VIE outlined in ASC Topic 810, “Consolidation”. AFG has not been consolidated by Cornerstone, as Cornerstone is not the primary beneficiary.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 23.	Condensed Parent Information

BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Cash	$919,561	$2,261,775
Investment in subsidiary	35,309,068	27,974,387
Other assets	2,067,839	440,772

Total assets	$38,296,468	$30,676,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$43,163	$142,781
Other borrowings	3,045,000	4,715,000

Total liabilities	3,088,163	4,857,781

Stockholders’ equity	35,208,305	25,819,153

Total liabilities and stockholders’ equity	$38,296,468	$30,676,934

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009

INCOME
Dividends	$-	$-	$1,180,260
Interest income	-	-	4,110

	-	-	1,184,370

EXPENSES
Interest expense	219,250	319,361	221,093
Goodwill impairment	-	2,541,476	-
Other operating expenses	359,409	384,813	802,084

(Loss) income before equity in undistributed earnings (loss)	(578,659)	(3,245,650)	161,193

Equity in undistributed earnings (loss) of subsidiary	1,386,711	(1,737,868)	(8,740,480)

Income tax benefit	222,000	275,997	400,648

Net income (loss)	1,030,052	(4,707,521)	(8,178,639)

Preferred stock dividend requirements	651,119	34,463	-

Accretion on preferred stock discount	36,718	-	-

Net income (loss) available to common shareholders	$342,215	$(4,741,984)	$(8,178,639)

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 23.	Condensed Parent Information (continued)

	Years Ended December 31,
	2011	2010	2009

STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,030,052	$(4,707,521)	$(8,178,639)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock compensation expense	79,140	74,612	216,600
Equity in undistributed (income) loss of subsidiary	(1,386,711)	1,737,868	8,740,480
Goodwill impairment	-	2,541,476	-
Other	(1,726,685)	(63,092)	247,241

Net cash (used in) provided by operating activities	(2,004,204)	(416,657)	1,025,682

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment from subsidiary	-	-	450,000
Capital contribution to subsidiary	(4,500,000)	-	(1,300,000)

Net cash used in investing activities	(4,500,000)	-	(850,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under other borrowings	(1,670,000)	(635,000)	1,100,000
Issuance of preferred stock	7,135,402	2,727,424	-
Payment of preferred stock dividends	(303,412)	(34,463)	-
Payment of common stock dividends	-	-	(1,094,651)

Net cash provided by financing activities	5,161,990	2,057,961	5,349

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,342,214)	1,641,304	181,031

CASH AND CASH EQUIVALENTS, beginning of year	2,261,775	620,471	439,440

CASH AND CASH EQUIVALENTS, end of year	$919,561	$2,261,775	$620,471

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$249,555	$319,361	$221,093
Income taxes	-	-	-

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 24.	Quarterly Data (unaudited)

	Years Ended December 31,
	2011				2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$5,001,095	$5,114,358	$5,159,803	$5,218,480	$5,445,229	$5,933,035	$6,731,978	$7,101,186
Interest expense	1,405,101	1,510,208	1,690,837	1,755,722	1,918,673	2,175,985	2,510,794	2,596,362

Net interest income, before provision for loan losses	3,595,994	3,604,150	3,468,966	3,462,758	3,526,556	3,757,050	4,221,184	4,504,824

Provision for loan losses	300,000	115,000	15,000	15,000	4,130,000	681,000	1,465,000	1,015,000

Net interest income (loss), after provision for loan losses	3,295,994	3,489,150	3,453,966	3,447,758	(603,444)	3,076,050	2,756,184	3,489,824

Noninterest income	273,665	323,412	316,053	269,757	170,041	1,416,005	1,091,221	403,662
Noninterest expenses	3,500,712	3,076,769	3,657,407	3,416,615	6,548,924	4,209,080	3,884,359	3,399,998

Income (loss) before income taxes	68,947	735,793	112,612	300,900	(6,982,327)	282,975	(36,954)	493,488
Income tax (benefit) expense	(43,875)	212,125	(28,675)	48,625	(1,699,200)	69,301	(55,099)	149,701

Net income (loss)	112,822	523,668	141,287	252,275	(5,283,127)	213,674	18,145	343,787

Preferred stock dividend requirements	252,493	187,538	118,013	93,075	34,463	-	-	-
Accretion on preferred stock discount	14,299	13,419	9,000	-	-	-	-	-

Net income (loss) available to common stockholders	$(153,970)	$322,711	$14,274	$159,200	$(5,317,590)	$213,674	$18,145	$343,787

Earnings (loss) per common share:
Basic	$(0.02)	$0.05	$-	$0.02	$(0.81)	$0.03	$-	$0.05
Diluted	$(0.02)	$0.05	$-	$0.02	$(0.81)	$0.03	$-	$0.05

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Cornerstone has not had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Cornerstone maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to Cornerstone’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Cornerstone carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2011. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, Cornerstone’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of Cornerstone’s management on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and executive officers of Cornerstone is set forth under the caption “Proposals—Election of Directors” in Cornerstone’s 2012 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to Cornerstone’s audit committee and audit committee financial experts is set forth under the caption “Corporate Governance and the Board of Directors—Audit Committee” in Cornerstone’s 2012 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to compliance with the reporting requirements of Section 16(a) of the Exchange Act by Cornerstone’s executive officers and directors, persons who beneficially own more than ten percent of Cornerstone’s common stock and their affiliates who are required to comply with such reporting requirements is set forth under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in Cornerstone’s 2012 Proxy Statement. Such information is incorporated into this report by reference.

Cornerstone has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the captions “Executive Compensation” and “Director Compensation” in Cornerstone’s 2012 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to beneficial ownership of Cornerstone’s common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in Cornerstone’s 2012 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to Cornerstone’s equity compensation plans is set forth under the caption “The Company’s Long-Term Equity and Qualified Retirements Plans—Equity Compensation Plan Information as of December 31, 2011” in Cornerstone’s 2012 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain transactions between Cornerstone and its affiliates and certain other persons and to Cornerstone’s policies and procedures for approval of such transactions is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors—Policies and Procedures for Approval of Related Person Transactions” in Cornerstone’s 2012 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to director independence is set forth under the caption “Corporate Governance and the Board of Directors—Board Composition and Director Independence” in Cornerstone’s 2012 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is set forth under the caption “Audit Committee—Audit and Non-Audit Fees” in Cornerstone’s 2012 Proxy Statement. Such information is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)	Financial Statements

The following report and consolidated financial statements of Cornerstone and Subsidiary are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit No.	Description
3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc. (1)
3.2	First Amendment to Amended and Restated Charter of Cornerstone Bancshares, Inc. (2)
3.3	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (3)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1, 3.2 and 3.3 respectively.
10.1*	Cornerstone Bancshares, Inc. Statutory and Nonstatutory Stock Option Plan. (4)
10.2*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan. (5)
10.3*	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Plan. (6)
10.4*	Cornerstone Community Bank Employee Stock Ownership Plan. (7)
10.5	Stipulation to the Issuance of a Consent order dated April 2, 2010 between Cornerstone Community Bank and a representative of the Legal Division of the Federal Deposit and Insurance Corporation (FDIC-10-037b). (8)
10.6	Consent Order dated April 2, 2010 issued by the Federal Deposit and Insurance Corporation (FDIC-10-037b). (9)
14	Code of Ethics. (8)
21	Subsidiaries of the registrant.
31.1	Certification of principal executive officer.
31.2	Certification of principal financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.
(1)	Incorporated by reference to Exhibit 3.1 of the registrant’s Form 10-Q/A filed on May 5, 2010.
(2)	Incorporated by reference to Exhibit 3 of the registrant’s Form 10-K filed on June 29, 2010.
(3)	Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004.
(4)	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(5)	Incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(6)	Incorporated by reference to Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(7)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005.
(8)	Incorporated by reference to Exhibit 14 of the registrant’s Form 10-KSB filed on March 24, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC.

Date: March 29, 2012	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President
(principal executive officer)

By:	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2012.

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

