Form 10-Q
period 2012-03-31
CORNERSTONE BANCSHARES INC
filed 2012-05-09
CIK 1038773

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to__________.

Commission File Number: 000-30497

(Exact name of small business issuer as specified in its charter)

Tennessee	.	62-1173944
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

835 Georgia Avenue Chattanooga, Tennessee	.	37402
(Address of principal executive offices)		(Zip Code)

423-385-3000		Not Applicable
(Registrant’s telephone number, including area code)		(Former name, former address and former fiscal
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

Yes ☐ No ☒

As of May 4, 2012 there were 6,500,396 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of this Annual Report on Form 10-K, as well as the following:  (i) our ability to continue as a going concern, (ii) the effect of enforcement actions to which the Bank is subject, (iii) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (iv) the possibility that our asset equality will continue to decline or that we will continue to experience greater loan losses than anticipated, (v) increased levels of other real estate, primarily as a result of foreclosures, (vi) the impact of our Series A Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (vii) our ability to obtain additional capital and, if obtained, the possibly significant dilution to current shareholders, (viii) the impact of liquidity needs on our results of operations and financial condition, (ix) economic conditions in the local markets where we operate, (x) the impact of continuing negative developments in the financial industry and U.S. and global capital and credit markets, (xi) uncertainty that recently enacted legislation will stabilize the U.S. financial system, (xii) the unpredictable impact of recently enacted legislation on our business, (xiii) the impact of federal and state regulations on our operations and financial performance, (xiv) whether a significant deferred tax asset we have can be fully realized, (xv) competition from financial institutions and other financial service providers, (xvi) changes in interest rates, (xvii) our ability to retain the services of key personnel, (xviii) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xix) our ability to adapt to technological changes. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$10,982,897	$1,660,204
Interest-bearing deposits at other financial institutions	23,901,980	37,222,487
Total cash and cash equivalents	34,884,877	38,882,691

Securities available for sale	88,249,596	86,057,437
Securities held to maturity (fair value approximates $64,970 and $70,484 at March 31, 2012 and December 31, 2011, respectively)	63,410	68,643
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $6,024,351 and $7,400,049 at March 31, 2012 and December 31, 2011	256,763,922	260,364,569
Bank premises and equipment, net	5,649,662	5,712,003
Accrued interest receivable	1,334,003	1,327,458
Foreclosed assets	18,956,631	18,523,960
Other assets	9,250,307	9,395,721
Total Assets	$417,475,308	$422,655,382

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$47,499,843	$43,989,943
Interest-bearing demand deposits	26,851,857	22,353,384
Savings deposits and money market accounts	52,066,221	46,857,118
Time deposits	189,397,737	200,841,499
Total deposits	315,815,658	314,041,944

Federal funds purchased and securities sold under agreements to repurchase	21,445,300	29,390,810
Federal Home Loan Bank advances and other borrowings	42,610,000	43,045,000
Accrued interest payable	110,398	110,703
Other liabilities	1,604,009	858,620
Total Liabilities	381,585,365	387,447,077

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized; 425,369 and 403,989 shares issued and outstanding in 2012 and 2011, respectively	10,446,139	9,899,544
Common stock - $1.00 par value; 20,000,000 shares authorized; 6,709,199 shares issued in 2012 and 2011; 6,500,396 shares outstanding in 2012 and 2011	6,500,396	6,500,396
Additional paid-in capital	21,334,950	21,316,438
Retained deficit	(3,472,697)	(3,627,208)
Accumulated other comprehensive income	1,081,155	1,119,135
Total Stockholders' Equity	35,889,943	35,208,305
Total Liabilities and Stockholders' Equity	$417,475,308	$422,655,382

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

	Unaudited
	Three Months Ended
	March 31,
	2012	2011

INTEREST INCOME
Loans, including fees	$4,143,944	$4,638,805
Securities and interest-bearing deposits at other financial institutions	467,006	568,672
Federal funds sold	15,087	11,003
Total interest income	4,626,037	5,218,480

INTEREST EXPENSE
Time deposits	699,094	1,052,449
Other deposits	121,243	92,612
Federal funds purchased and securities Sold under agreements to repurchase	32,230	31,003
Federal Home Loan Bank advances and other borrowings	461,207	579,658
Total interest expense	1,313,774	1,755,722

Net interest income before provision for loan losses	3,312,263	3,462,758

Provision for loan losses	-	15,000

Net interest income after provision for loan losses	3,312,263	3,447,758

NONINTEREST INCOME
Customer service fees	197,434	215,451
Other noninterest income	20,288	20,279
Net gains from sale of loans and other assets	49,664	34,027
Total noninterest income	267,386	269,757

NONINTEREST EXPENSES
Salaries and employee benefits	1,591,135	1,542,702
Net occupancy and equipment expense	335,813	406,334
Depository insurance	202,783	322,655
Foreclosed assets, net	150,320	361,570
Other operating expenses	794,081	783,354
Total noninterest expenses	3,074,132	3,416,615

Income before income tax expense	505,517	300,900

Income tax expense	149,000	48,625
Net income	356,517	252,275

Preferred stock dividend requirements	265,856	93,075
Accretion on preferred stock discount	14,468	-

Net income available to common stockholders	$76,193	$159,200

EARNINGS PER COMMON SHARE
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-

The Notes to Consolidated Financial Statements are an integral part of these statements.

5

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Net income	$356,517	$252,275

Other comprehensive income, net of tax:

Net unrealized (losses) gains on securities available for sale, net of reclassification adjustment	(37,980)	346,702

Comprehensive income	$318,537	$598,977

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity - Unaudited

For the three months ended March 31, 2012

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings (Deficit)	Income	Equity

BALANCE, December 31, 2011	$9,899,544	$6,500,396	$21,316,438	$(3,627,208)	$1,119,135	$35,208,305

Stock compensation expense	-	-	18,512	-	-	18,512

Issuance of Series A Convertible Preferred Stock	532,127	-	-	-	-	532,127

Preferred stock dividends	-	-	-	(187,538)	-	(187,538)

Accretion on preferred stock	14,468	-	-	(14,468)	-	-

Net income	-	-	-	356,517	-	356,517

Other comprehensive income, net of tax:	-	-	-	-	(37,980)	(37,980)

BALANCE, March 31, 2012	$10,446,139	$6,500,396	$21,334,950	$(3,472,697)	$1,081,155	$35,889,943

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Unaudited
	Three months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$356,517	$252,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,418	62,414
Provision for loan losses	-	15,000
Stock compensation expense	18,512	19,785
Net gains on sales of loans and other assets	28,473	(34,027)
Changes in other operating assets and liabilities:
Net change in loans held for sale	37,175	(654,500)
Accrued interest receivable	(6,545)	(104,292)
Accrued interest payable	(305)	34,691
Other assets and liabilities	852,928	458,737
Net cash provided by operating activities	1,398,173	50,083

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	8,331,149	8,014,091
Securities held to maturity	5,131	3,581
Purchase of securities available for sale	(10,523,308)	-
Loan originations and principal collections, net	1,643,836	5,159,587
Purchase of bank premises and equipment	(49,077)	(6,392)
Proceeds from sale of bank premises and equipment	-	45,082
Proceeds from sale of other real estate and other assets	1,458,489	62,310
Net cash provided by investing activities	866,220	13,278,259

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,773,714	2,039,504
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(7,945,510)	3,464,172
Net payments on Federal Home Loan Bank advances and other borrowings	(435,000)	(1,235,000)
Payment of dividends	(187,538)	-
Issuance of preferred stock	532,127	851,661
Net cash (used in) provided by financing activities	(6,262,207)	5,120,337

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,997,814)	18,448,679

CASH AND CASH EQUIVALENTS, beginning of period	38,882,691	22,981,952

CASH AND CASH EQUIVALENTS, end of period	$34,884,877	$41,430,631

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,314,079	$1,721,031
Cash paid during the period for taxes	913,327	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$1,969,300	$7,774,928

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

Interim Financial Information (Unaudited)-The financial information in this report for March 31, 2012 and March 31, 2011 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2011 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in April of 2012. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Accounting Policies-During interim periods, Cornerstone follows the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission. Since December 31, 2011, there have been no significant changes in any accounting principles or practices, or in the method of applying any such principles or practices, except for the following:

Comprehensive Income-In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other Comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for Cornerstone’s interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Cornerstone adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended March 31, 2012. The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on Cornerstone’s statements of income and condition.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future Application of Accounting Pronouncements-In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities. This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS. However, the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling the differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013. As the provision of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on Cornerstone’s Consolidated Financial Statements.

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

The following is a summary of the basic and diluted earnings per share for the three month periods ended March 31, 2012 and March 31, 2011.

	Three Months Ended March 31,
Basic earnings per common share calculation:	2012	2011
Numerator: Net income available to common shareholders	$76,193	$159,200
Denominator: Weighted avg. common shares outstanding	6,500,396	6,500,396
Effect of dilutive stock options	85,425	-
Diluted shares	6,585,821	6,500,396

Basic earnings per common share	$0.01	$0.02
Diluted earnings per common share	$0.01	$0.02

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of ASC 718, Compensation –Stock Compensation. As a result, for the three month period ended March 31, 2012, the compensation cost charged to earnings related to the vested incentive stock options was approximately $19,000, which had no material impact on earnings per share.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock. The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant. The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The incentive stock options vest 30 percent on the second anniversary of the grant date, 60 percent on the third anniversary of the grant date and 100 percent on the fourth anniversary of the grant date, and the non-qualified stock options vest 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. The options expire ten years from the grant date. At March 31, 2012, the total remaining compensation cost to be recognized on non-vested options is approximately $399,000. A summary of the status of these stock option plans is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2011	572,600	$4.63	5.7 Years	$-
Granted	202,000	1.65
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2012	774,600	$3.86	6.6 Years	$343,350
Options exercisable at March 31, 2012	336,780	$6.55

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2012 was $0.78. This was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	7.0 Years
Expected volatility	44.62%
Risk-free interest rate	1.44%

Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock. On October 15, 1997, the Bank stock options were converted to Cornerstone stock options. Only non-qualified stock options may be granted under the plan. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the maximum term is ten years. Vesting is 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. At March 31, 2012, the total remaining compensation cost to be recognized on non-vested options is approximately $70,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2011	55,250	$5.98	4.9 Years	$-
Granted	90,000	1.65	9.9 Years
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2012	145,250	$3.30	7.9 Years	$76,500
Options exercisable at March 31, 2012	55,250	$5.98

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2012 was $0.78. This was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	7.0 Years
Expected volatility	44.62%
Risk-free interest rate	1.44%

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Debt securities available-for-sale:	Cost	Gains	Losses	Value
U.S. Government agencies	$4,110,466	$13,552	$-	$4,124,018

State and municipal securities	22,586,186	1,534,934	(38,139)	24,082,981

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	11,193,727	160,500	(3,020)	11,351,207

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	48,597,186	96,095	(1,891)	48,691,390

	$86,487,565	$1,805,081	$(43,050)	$88,249,596

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$63,410	$1,660	$-	$64,970

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Debt securities available-for-sale:	Cost	Gains	Losses	Value
U.S. Government agencies	$4,176,301	$13,978	$-	$4,190,279

State and municipal securities	22,902,892	1,584,284	(50,919)	24,436,257

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	11,723,499	150,767	(3,096)	11,871,170

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	45,431,456	131,215	(2,940)	45,559,731

	$84,234,148	$1,880,244	$(56,955)	$86,057,437

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$68,643	$1,841	$-	$70,484

At March 31, 2012, securities with a fair value totaling approximately $ 80 million were pledged to secure public funds, securities sold under agreements to repurchase, the Federal Home Loan Bank (sometimes referred to herein as “FHLB”) as collateral for the Bank’s borrowings, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Reserve Discount Window.

The amortized cost and estimated market value of securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$300,000	$300,249	$-	$-
Due from one year to five years	874,058	972,828	-	-
Due from five years to ten years	5,368,718	5,767,715	-	-
Due after ten years	20,153,876	21,166,207	-	-
	26,696,652	28,206,999	-	-

Mortgage-backed securities	59,790,913	60,042,597	63,410	65,070

	$86,487,565	$88,249,596	$63,410	$65,070

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, as of March 31, 2012 and as of December 31, 2011:

	As of March 31, 2012
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
State and municipal securities	$1,203,220	$(38,139)	$-	$-	$1,203,220	$(38,139)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	-	-	2,190,117	(3,020)	2,190,117	(3,020)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	-	-	5,368,357	(1,891)	5,368,357	(1,891)
	$1,203,220	$(31,139)	$7,558,474	$(4,911)	$8,761,694	$(43,050)

	As of December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
State and municipal securities	$1,735,771	$(50,919)	$-	$-	$1,735,771	$(50,919)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	-	-	3,133,826	(3,096)	3,133,826	(3,096)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	-	-	6,954,999	(2,939)	6,954,999	(2,940)
	$1,735,771	$(50,919)	$10,088,825	$(6,036)	$11,824,596	$(56,955)

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at March 31, 2012 or December 31, 2011.

At March 31, 2012 and December 31, 2011, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

State and municipal securities: At March 31, 2012, two investments in obligations of state and municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and does not relate to the underlying credit quality of the issuers. Because the Bank has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Mortgage-backed securities: At March 31, 2012, five investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at March 31, 2012.

Note 4. Loans and Allowance for Loan Losses

At March 31, 2012 and December 31, 2011, loans are summarized as follows (in thousands):

	March 31,	December 31,
	2012	2011
Commercial real estate-mortgage:
Owner-occupied	$61,830	$62,999
All other	61,295	63,058
Consumer real estate-mortgage	72,437	70,543
Construction and land development	27,805	31,031
Commercial and industrial	36,879	37,458
Consumer and other	2,542	2,676
Total loans	262,788	267,765
Less: Allowance for loan losses	(6,024)	(7,400)

Loans, net	$256,764	$260,365

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The composition of loans by loan classification for impaired and performing loan status at March 31, 2012 and December 31, 2011, is summarized in the tables below (amounts in thousands):

March 31, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$110,508	$65,763	$26,667	$33,942	$2,542	$239,422
Impaired loans	12,617	6,674	1,138	2,937	-	23,366
Total	$123,125	$72,437	$27,805	$36,879	$2,542	$262,788

December 31, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$112,064	$64,026	$29,323	$34,259	$2,676	$242,348
Impaired loans	13,993	6,517	1,708	3,199	-	25,417
Total	$126,057	$70,543	$31,031	$37,458	$2,676	$267,765

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of March 31, 2012 and December 31, 2011 (amounts in thousands):

March 31, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$712	$1,344	$369	$21	$12	$2,458
Impaired loans	2,094	1,030	73	369	-	3,566
Total	$2,806	$2,374	$442	$390	$12	$6,024

December 31, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$952	$1,264	$174	$18	$16	$2,424
Impaired loans	2,605	1,254	653	464	-	4,976
Total	$3,557	$2,518	$827	$482	$16	$7,400

The following tables detail the changes in the allowance for loan losses for the three month period ending March 31, 2012 and year ending December 31, 2011, by loan classification (amounts in thousands):

March 31, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$3,557	$2,518	$827	$482	$16	$7,400
Charged-off loans	149	591	655	38	5	1,438
Recovery of charge-offs	7	34	7	7	7	62
Provision for loan losses	(609)	413	263	(61)	(6)	-
Ending balance	$2,806	$2,374	$442	$390	$12	$6,024

December 31, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,793	$3,111	$3,238	$925	$65	$9,132
Charged-off loans	(1,238)	(1,613)	(232)	(56)	(29)	(3,148)
Recovery of charge-offs	259	65	532	94	21	971
Provision for loan losses	2,743	955	(2,711)	(501)	(41)	445
Ending balance	$3,557	$2,518	$827	$482	$16	$7,400

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Credit quality indicators:

Federal regulations require the Bank to review and classify its assets on a regular basis. To fulfill this requirement, the Bank systematically reviews its loan portfolio to ensure the Bank’s large loan relationships are being maintained within its loan policy guidelines, remains properly underwritten and is properly classified by loan grade. This review process is performed by the Bank's management, loan review, internal auditors and state and federal regulators.

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

If a loan is classified as a problem asset, it will be assigned one of the following loan grades: substandard, substandard-impaired, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When the Bank classifies an asset as substandard, or doubtful a specific allowance for loan losses may be established.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of March 31, 2012 and December 31, 2011 (amounts in thousands):

March 31, 2012	Commercial	Consumer	Construction	Commercial
	Real estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$102,443	$55,693	$22,706	$32,601	$2,513	$215,956
Special mention	7,166	6,271	3,126	771	23	17,357
Substandard	899	3,799	835	570	6	6,109
Substandard-impaired	12,617	6,674	1,138	2,937	-	23,336
Doubtful	-	-	-	-	-	-
	$123,125	$72,437	$27,805	$36,879	$2,542	$262,788

December 31, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$101,161	$55,160	$27,207	$31,426	$2,648	$217,602
Special mention	9,805	5,122	804	2,620	7	18,358
Substandard	1,098	3,744	1,312	213	21	6,388
Substandard-impaired	11,493	6,517	1,708	3,199	-	22,917
Doubtful	2,500	-	-	-	-	2,500
	$126,057	$70,543	$31,031	$37,458	$2,676	$267,765

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of March 31, 2012 and December 31, 2011 (in thousands):

				For the quarter ended
	At March 31, 2012			March 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$5,913	$5,933	$-	$5,134	$105
Consumer real estate – mortgage	1,957	1,972	-	1,140	34
Construction and land development	700	707	-	765	15
Commercial and industrial	2,430	2,435	-	2,561	30
Consumer and other	-	-	-	-	-
Total	$11,000	$11,047	$-	$9,600	$184

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$6,704	$6,709	$2,094	$8,172	$117
Consumer real estate – mortgage	4,717	4,826	1,030	5,456	70
Construction and land development	438	438	73	659	7
Commercial and industrial	507	507	369	508	15
Consumer and other	-	-	-	-	-
Total	$12,366	$12,480	$3,566	$14,795	$209

Total impaired loans	$23,366	$23,527	$3,566	$24,395	$393

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

				For the year ended
	At December 31, 2011			December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$4,354	$4,354	$-	$5,378	$330
Consumer real estate – mortgage	322	322	-	3,589	21
Construction and land development	829	1,023	-	1,099	59
Commercial and industrial	2,691	2,691	-	1,207	165
Consumer and other	-	-	-	-	-
Total	$8,196	$8,390	$-	$11,273	$575

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$9,639	$9,694	$2,605	$5,912	$645
Consumer real estate – mortgage	6,195	6,257	1,254	5,333	294
Construction and land development	879	879	653	294	62
Commercial and industrial	508	508	464	784	65
Consumer and other	-	-	-	-	-
Total	$17,221	$17,338	$4,976	$12,323	$1,066

Total impaired loans	$25,417	$25,728	$4,976	$23,596	$1,641

The following tables present an aged analysis of past due loans as of March 31, 2012 and December 31, 2011 (dollars in thousands):

March 31, 2012	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$894	$-	$3,784	$4,678	$57,152	$61,830
All other	1,465	-	-	1,465	59,830	61,295
Consumer real estate-mortgage	2,064	-	3,542	5,606	66,831	72,437
Construction and land development	31	-	756	787	27,018	27,805
Commercial and industrial	571	-	2,685	3,256	33,623	36,879
Consumer and other	15	-	-	15	2,527	2,542
Total	$5,040	$-	$10,767	$15,807	$246,981	$262,788

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2011	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$4,791	$-	$63	$4,854	$58,145	$62,999
All other	497	-	2,500	2,997	60,061	63,058
Consumer real estate-mortgage	1,163	-	3,641	4,804	65,739	70,543
Construction and land development	103	-	1,622	1,725	29,306	31,031
Commercial and industrial	1,578	-	42	1,620	35,838	37,458
Consumer and other	26	-	14	40	2,636	2,676
Total	$8,158	$-	$7,882	$16,040	$251,725	$267,765

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur. If on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans and are classified as impaired loans. Loans that have been restructured that were performing as of the restructure date are reported as troubled debt restructurings. At March 31, 2012 and December 31, 2011, the bank has loans of approximately $4,632,000 and $5,026,000, respectively, that were modified for troubled debt restructuring. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral or other similar strategies.

The following table presents a summary of loans that were modified as troubled debt restructurings during the twelve month period ending March 31, 2012 (amounts in thousands):

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investment	Investment

Consumer real estate-mortgage	3	$2,893	$2,331
Construction and land development	1	591	456
Commercial and industrial	1	20	20

There were no loans that were modified as troubled debt restructurings during the past twelve months and for which there was a subsequent payment default.

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at March 31, 2012 is as follows:

Commitments to extend credit	$31.8 million
Standby letters of credit	$2.7 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at March 31, 2012 will not have a material effect on Cornerstone’s consolidated financial statements.

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

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments. There have been no changes in the methodologies used at March 31, 2012 and December 31, 2011.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$4,124,018	$-	$4,124,018	$-
State and municipal securities	24,082,981	-	24,082,981	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	11,351,207	-	11,351,207	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	48,691,390	-	48,691,390	-

Total securities available for sale	$88,249,596	$-	$88,249,596	$-

Cash surrender value of life insurance	$1,175,012	$-	$1,175,102	$-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$4,190,279	$-	$4,190,279	$-
State and municipal securities	24,436,257	-	24,436,257	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	11,871,170	-	11,871,170	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	45,559,731	-	45,559,731	-

Total securities available for sale	$88,057,437	$-	$88,057,437	$-

Cash surrender value of life insurance	$1,166,774	$-	$1,166,774	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at March 31, 2012 for which a nonrecurring change in fair value was recorded (amounts in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$8,800	$-	$8,800	$-
Foreclosed assets (OREO & Repossessions)	18,957	-	18,957	-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$12,245	$-	$12,245	$-
Foreclosed assets (OREO & Repossessions)	18,524	-	18,524	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at March 31, 2012 and December 31, 2011. Losses derived from Level 2 inputs were calculated by models incorporating significant observable market data.

The carrying amount and estimated fair value of Cornerstone's financial instruments at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$34,885	$34,885	$38,883	$38,883
Securities	88,313	88,315	86,126	86,128
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	256,764	256,903	260,365	260,515
Cash surrender value of life insurance	1,175	1,175	1,167	1,167
Accrued interest receivable	1,334	1,334	1,327	1,327

Liabilities:
Noninterest-bearing demand deposits	47,500	47,500	43,990	43,990
Interest-bearing demand deposits	26,852	26,852	22,353	22,353
Savings deposits and money market accounts	52,066	52,066	46,857	46,857
Time deposits	189,398	190,691	200,841	203,453
Federal funds purchased and securities sold under agreements to repurchase	21,445	21,445	29,391	29,391
Federal Home Loan Bank advances and other borrowings	42,610	42,610	43,045	43,045
Accrued interest payable	110	110	111	111

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Other Comprehensive Income

Other comprehensive income consists of unrealized holding gains and losses on securities available for sale. The following is a summary of other comprehensive income for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
Net income	$356,517	$252,275
Unrealized holding gains (losses) on securities available for sale, net of reclassification	(37,980)	346,702

Comprehensive income	$318,537	$598,977

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

(Amounts in thousands)	Three months ended March 31
	2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$265,814	$4,144	6.27%	$284,297	$4,639	6.62%
Investment securities	88,641	467	2.43%	109,844	568	2.41%
Other earning assets	23,880	15	0.25%	24,122	11	0.18%
Total earning assets	378,335	$4,626	4.99%	418,263	$5,218	5.14%
Allowance for loan losses	(7,121)			(9,071)
Cash and other assets	37,497			28,629
TOTAL ASSETS	$408,711			$437,821

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$24,891	$21	0.34%	$27,590	$21	0.31%
Savings deposits	9,859	10	0.40%	9,499	12	0.51%
MMDA's	39,373	91	0.93%	24,437	60	1.00%
Time deposits	195,111	699	1.44%	244,021	1,052	1.75%
Federal funds purchased and securities sold under agreements to repurchase	26,291	32	0.49%	22,625	31	0.56%
Federal Home Loan Bank and other borrowings	42,634	461	4.35%	54,356	580	4.33%
Total interest-bearing liabilities	338,159	1,314	1.56%	382,528	1,756	1.86%
Net interest spread		$3,312	3.43%		$3,462	3.28%
Noninterest-bearing demand deposits	34,479			28,964
Accrued expenses and other liabilities	486			(354)
Shareholders' equity	35,587			26,683
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$408,711			$437,821
Net yield on earning assets			3.59%			3.44%

Taxable equivalent adjustment:
Loans		-			-
Investment securities		68			85
Total adjustment		68			85

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

The following is a discussion of Cornerstone’s financial condition at March 31, 2012 and December 31, 2011 and our results of operations for the three months ended March 31, 2012 and 2011. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

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

Allowance for Loan Losses

The allowance for loan losses is established and maintained at levels management deems adequate to absorb credit losses inherent in the portfolio as of the balance sheet date. The allowance is increased through the provision for loan losses and reduced through loan charge-offs, net of recoveries. The level of the allowance is based on known and inherent risks in the portfolio, past loan loss experience, underlying estimated values of collateral securing loans, current economic conditions and other factors as well as the level of specific impairments associated with impaired loans. This process involves our analysis of complex internal and external variables and it requires that management exercise judgment to estimate an appropriate allowance.

Changes in the financial condition of individual borrowers, economic conditions or changes to our estimated risks could require us to significantly decrease or increase the level of the allowance. Such a change could materially impact Cornerstone’s net income as a result of the change in the provision for loan losses. Refer to Note 1 and 4 in the notes to Cornerstone’s consolidated financial statements for a discussion of Cornerstone’s methodology of establishing the allowance.

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

Changes in fair value could materially impact our financial results. Refer to Note 6, “Fair Value Disclosures,” in the notes to Cornerstone’s consolidated financial statements for a discussion of the methodology in calculating fair value.

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

Cornerstone periodically evaluates uncertain tax positions and estimates the appropriate level of tax reserves related to each of these positions. Additionally, Cornerstone evaluates its deferred tax assets for possible valuation allowances based on the amounts expected to be realized. The evaluation of uncertain tax positions and deferred tax assets involves a high degree of judgment and subjectivity. Changes in the results of these evaluations could have a material impact on our financial results. Refer to Note 9, “Income Taxes,” in the notes to Cornerstone’s consolidated financial statements set forth in its Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

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

The Bank's board of directors established a Consent Order Compliance Committee (the "Committee") comprised of a majority of non-employee directors to oversee the Bank's compliance with the Action Plans. The Committee's first meeting was held in May 2010. The Committee has met monthly since that time and intends to meet monthly until the Bank's responsibilities and obligations under the Action Plans have been fulfilled.

The Bank has prepared and is implementing a capital plan. In furtherance of such capital plan, Cornerstone commenced a public offering in June, 2010 of Cornerstone’s Series A Convertible Preferred Stock (the "Preferred Shares"). Pursuant to the offering, Cornerstone is selling up to 600,000 Preferred Shares at a price of $25.00 per share.

Cornerstone’s offering will continue to be effective until June 30, 2012. To date, Cornerstone has raised approximately $10.5 million.

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

The Bank enhanced its liquidity policy to include additional liquidity measurements and a revised liquidity contingency funding plan. In addition to the policy updates, the Bank engaged an outside consultant to perform quarterly liquidity analysis for the Bank's Asset–Liability Committee's ("ALCO") review. The Bank's board of directors has established liquidity goals and monitors these levels on a quarterly basis. The December 31, 2011 report was received and reviewed during the March 2012 ALCO meeting.

The Bank engaged an outside consultant to perform quarterly interest rate risk modeling for the Bank's ALCO committee's review. The Bank's board of directors has established interest rate sensitivity goals and is monitoring these levels on a quarterly basis. The December 31, 2011 report was received and reviewed during the March, 2012 ALCO meeting.

The Bank prepared budgets for its 2012 and 2013 fiscal years and submitted the budgets to the FDIC for review.

The Bank has prepared a strategic plan and submitted such strategic plan to the FDIC for review. One of the primary components of the strategic plan was to reduce the Bank’s average assets. By the fourth quarter of 2011, the Bank had lowered its average assets to approximately $417 million. During the first quarter of 2012, the Bank continued to lower its average assets to approximately $407 million. A bank’s average assets are included in the calculation of its regulatory capital ratios.

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

The Bank has not paid dividends since the inception of the Action Plans. Cornerstone declared a third dividend of $0.625 per share with respect to the Preferred Shares. This dividend was approved by the Federal Reserve Bank of Atlanta (the “FRBA”). The dividend record date was September 30, 2011 and a payment date of February 28, 2012. Cornerstone is in the process of obtaining approval from the FRBA to declare a Preferred Share dividend for shareholders on record as of December 31, 2011.

The Bank is actively monitoring and is not aware of any new extensions of credit to prohibited classified borrowers as of March 31, 2012.

Management and the Board have carefully considered the impact of the Action Plans on the Bank’s current and future operations. Areas that have received additional attention as a result of the Action Plans include the Bank’s liquidity position, overall balance sheet structure, capital and earnings. The Bank has considered the impact of deposit interest rate restrictions that may impair the Bank’s ability to raise local certificates of deposit. Management has placed an emphasis on increasing local deposits, reducing its non-core liabilities and establishing a liquidity contingency plan to address potential problems. The Bank’s overall balance sheet structure has also been considered. The reduction in assets has impacted the Bank’s earning assets and therefore the Bank’s net interest income. To offset this reduction the Bank has reduced its cost of funds as well as its non-interest expense over the last two years. One of the primary impacts of the Order and the Agreement is the need for additional capital. Cornerstone has incurred additional time and expense to generate its Preferred Stock offering. The Preferred Stock has an annual ten percent return which will require additional earnings from the Bank to meet the annual dividend requirement. The Bank’s earnings have been impacted negatively due to the recent regulatory criticism. One example of the negative impact on earnings is increased FDIC insurance premiums which will continue to be at an elevated level until the Bank’s overall condition improves.

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

Review of Financial Performance

As of March 31, 2012, Cornerstone had total consolidated assets of approximately $417 million, total loans of approximately $263 million, total securities of approximately $88 million, total deposits of approximately $ 316 million and stockholders’ equity of approximately $36 million. Net income for the three month period ended March 31, 2012 totaled $356,517.

Results of Operations

Net income for the three months ended March 31, 2012 was $356,517 or $0.01 basic earnings per common share, compared to a net income of $252,275 or $0.02 basic earnings per common share, for the same period in 2011.

The following table presents our results for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 (amounts in thousands).

			2012-2011
	Three months		Percent	Dollar
	ended March 31,		Increase	Amount
	2012	2011	(Decrease)	Change
Interest income	$4,626	$5,218	(11.35)%	$(592)

Interest expense	1,314	1,755	(25.13)%	(441)
Net interest income
before provision for loan loss	3,312	3,463	(4.36)%	(151)

Provision for loan loss	-	15	(100)%	(15)
Net interest income after
provision for loan loss	3,312	3,448	(3.94)%	(136)

Total noninterest income	267	270	(1.11)%	(3)
Total noninterest expense	3,074	3,417	(10.04)%	(343)

Income before income taxes	505	301	67.77%	204

Provision for income taxes	149	49	204.08%	100

Net income	$356	$252	41.27%	$104

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of our earnings. For the three months ended March 31, 2012, net interest income before the provision for loan loss, decreased approximately $151 or 4.36 percent over the same period of 2011. Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities) was 3.43 percent compared to 3.28 percent for the three month periods ended March 31, 2012 and 2011, respectively. The net interest margin on a tax equivalent basis was 3.59 percent and 3.44 percent for the three month periods ended March 31, 2012 and 2011, respectively. Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

  The Bank’s net interest income as of March 31, 2012 has been negatively impacted by a reduction in the loan portfolio. As of March 31, 2011, the Bank’s average loans equaled approximately $284 million compared to approximately $266 million as of March 31, 2012. The reduction in average loans can be primarily attributed to the following. First, the Bank continues to experience a decline in average loans outstanding as a result of increased loan competition in the Bank’s local market. Second, management has tried to take a proactive approach in managing problems loans. This approach has led to a decrease in average loans outstanding and a corresponding increase in the Bank’s other real estate owned asset category as a result of foreclosure. In response to the decrease in loans, the Bank’s Asset-Liability Committee is actively managing the Bank’s interest-bearing deposits. The Bank has been able to reduce its interest expense by approximately $441 thousand or 25.13 percent from March 31, 2011 to March 31, 2012. Currently, management is attempting to increase its loan portfolio and thereby improve its net interest income.

  The Bank’s loan portfolio yield decreased to 6.27 percent for the three months ended March 31, 2012 compared to 6.62 percent for the three months ended March 31, 2011 and 6.63 percent for the year ended December 31, 2011.

  For the three month period ended March 31, 2012, the Bank’s investment portfolio yielded 2.43 percent compared to 2.41 percent for the same time period in 2011. The Bank decreased the amount of its investment portfolio from an average balance of approximately $110 million as of March 31, 2011 to approximately $89 million as of March 31, 2012. The reduction in investments is due in part to a decrease in pledging requirements as the Bank has repaid $27 million in Federal Home Loan Bank advances since March 31, 2010. Management believes the present level of investment securities is sufficient to provide for all pledging needs and represents an appropriate amount of the balance sheet to provide liquidity and interest rate protection.

  The Bank’s net interest margin increased from March 31, 2011 to March 31, 2012 by 15 basis points. The improvement is the result of a reduction in the overall size of the balance sheet relative to the reduction in net interest income. Specifically, net interest income decreased $151 thousand while the average balance sheet was reduced by $29 million. Management believes that the balance sheet will remain at the present level or increase slightly and expects to see a conversion of cash into securities and loans which should increase the Bank’s net interest margin.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Cornerstone did not record any provision for loan losses for the three months ended March 31, 2012. The provision for loan losses amounted to approximately $15 thousand for the three months ended March 31, 2011.

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

The following table presents the components of noninterest income for the three months ended March 31, 2012 and 2011 (dollars in thousands):

			2012-2011
	Three months ended		Percent
	March 31,		Increase
	2012	2011	(Decrease)
Service charges on deposit accounts	$197	$216	(8.80)%
Net gains on sale of loans and other assets	50	34	47.06%
Other noninterest income	20	20	-%
Total noninterest income	$267	$270	(1.11)%

Significant matters relating to the changes in noninterest income are presented below:

   The Bank has experienced a decrease in its service charges on deposit accounts during 2012 due to a continued reduction in customer overdraft charges.

  The Bank continued to exit the ACH payroll processing business during 2011 due to increased regulatory requirements. The decrease in service charges on deposit accounts associated with exiting this line of business was approximately $20 thousand a month.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance, net foreclosed assets expense and other operating expense.

The following table presents the components of noninterest expense for the three months ended March 31, 2012 and 2011 (dollars in thousands).

			2012-2011
	Three months ended		Percent
	March 31,		Increase
	2012	2011	(Decrease)
Salaries and employee benefits	$1,591	$1,543	3.11%
Occupancy and equipment expense	336	406	(17.24)%
Foreclosed assets expense, net	150	362	(58.56)%
FDIC depository insurance	203	323	(37.15)%
Other operating expense	794	783	1.40%
Total noninterest expense	$3,074	$3,417	(10.04)%

Significant matters relating to the changes to noninterest expense are presented below:

  Cornerstone employee expense increased slightly when comparing March 31, 2011 to March 31, 2012. The increase is primarily attributable to an increase in the number of commercial relationship managers. These employees will assist the Bank in obtaining its future loan growth levels. The Bank expects employee expense to continue to climb into 2012 as employee benefits are increased as the Bank’s performance improves.

  As of March 31, 2012, the Bank had incurred $178 thousand in write-down of other real estate and repossessed assets. Management nets the expense and write-downs of other real estate owned against the income generated from income producing real estate. Management anticipates elevated foreclosed asset expense for the remainder of 2012 and 2013.

  Depository insurance decreased from approximately $323 thousand as of March 31, 2011 to approximately $203 thousand as of March 31, 2012. Management anticipates the FDIC expense to reduce further as the Bank’s regulatory status improves.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled approximately $423 million as of December 31, 2011. As of March 31, 2012, total consolidated assets had decreased approximately $6 million or 1.4 percent to approximately $417 million.

Liabilities as of March 31, 2012 and December 31, 2011 totaled approximately $382 million and $387 million, respectively.

Stockholders’ equity as of March 31, 2012 and December 31, 2011 totaled approximately $36 million and $35 million, respectively.

  Securities-The Bank’s investment portfolio, primarily consisting of Ginnie Mae Agency, mortgage-backed securities and municipal securities, amounted to approximately $88 million as of March 31, 2012 compared to approximately $86 million as of December 31, 2011. The primary purposes of the Bank’s investment portfolio are to provide liquidity, satisfy pledging requirements, collateralize the Bank’s repurchase accounts and secure the Bank’s FHLB borrowings.

  Loans-The composition of loans at March 31, 2012 and at December 31, 2011 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage
Owner-occupied	$61,830	23.53%	$62,999	23.53%
All other	61,295	23.32%	63,058	23.55%
Consumer real estate-mortgage	72,437	27.56%	70,543	26.35%
Construction and land development	27,805	10.58%	31,031	11.59%
Commercial and industrial	36,879	14.03%	37,458	13.98%
Consumer and other	2,542	0.98%	2,676	1.00%
Total loans	262,788	100.00%	267,765	100.00%
Less: Allowance for loan losses	(6,024)		(7,400)

Loans, net	$256,764		$260,365

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

  During the first quarter of 2012, the Bank did not record a provision expense to the loan loss allowance. Management believes that it has established an allowance for loan losses that adequately accounts for the Bank’s identified loan impairment. However, additional provision to the loan loss allowance may be needed in future quarters as the Bank works its problem assets through the collection cycle.

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2012 and for the year ended December 31, 2011 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	March 31,	December 31,
	2012	2011
Balance, beginning of period	$7,400	$9,132
Loans charged-off	(1,438)	(3,148)
Recoveries of loans previously charged-off	62	971
Provision for loan losses	-	445
Balance, end of period	$6,024	$7,400

Total loans	$262,788	$267,765

Ratio of allowance for loan losses to loans
outstanding at the end of the period	2.29%	2.76%

Ratio of net charge-offs to total loans
outstanding for the period	0.52%	0.81%

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

  The Bank has experienced a stabilization in its loan quality as the Chattanooga, Tennessee Metropolitan Statistical Area begins to recover from a long economic downturn. The number and dollar amount of impaired loans remained consistent during the first quarter of 2012. Management anticipates that its loan asset quality will improve as the economy recovers from the current economic recession.

The following table summarizes Cornerstone’s non-performing assets at each quarter end from June 30, 2011 to March 31, 2012 (amounts in thousands):

	March 31,	December 31,	September 30,	June 30,
	2012	2011	2011	2011
Non-accrual loans	$10,767	$7,882	$8,560	$7,233
Foreclosed assets	18,957	18,524	18,255	20,058
Total non-performing assets	$29,724	$26,406	$26,815	$27,291

30-89 days past due loans	$5,040	$8,158	$2,088	$2,046

Total loans outstanding	$262,788	$267,765	$270,401	$270,171

Allowance for loan losses	6,024	7,400	6,864	6,814

Ratio of non-performing loans to total loans outstanding at the end of the period	4.10%	2.94%	3.17%	2.68%

Ratio of non-performing assets to total allowance for loan losses at the end of the period	493.43%	356.84%	390.66%	400.51%

  The Bank’s non-accrual balances increased during the first quarter of 2012 as problem credits moved through the collection cycle. However, a similar reduction in 30-89 days past due loans was also recorded. Management has seen a decrease in the number of downgraded loans, which have in the past, led to past due and non-accrual problem assets.

 Non-accrual loans increased to approximately $10.8 million as of March 31, 2012 from approximately $7.9 million as of December 31, 2011. The majority of non-accrual loans are concentrated in four loan relationships. The Bank anticipates non-accrual loans to decrease during 2012 as the Bank forecloses on these delinquent relationships or as the credits are able to be upgraded to an accruing status.

The Bank’s foreclosed assets remained constant at approximately $19 million as of March 31, 2012 and December 31, 2011. The Bank has seen an improvement in the level of interest in its properties by potential buyers. However, management does not anticipate a decrease in the amount of foreclosed assets as the Bank is presently foreclosing on delinquent assets as quickly as existing OREO properties are disposed of through sales.

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

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Core funding:
Noninterest-bearing demand deposits	$47,500	12.6%	$43,990	11.5%
Interest-bearing demand deposits	26,852	7.1%	22,353	5.8%
Savings & money market accounts	52,066	13.8%	46,857	12.2%
Time deposits under $100,000	93,519	24.8%	98,734	25.8%
Total core funding	219,937	58.3%	211,934	55.3%

Non-core funding:
Time deposit of $100,000 or more	$95,878	25.4%	$102,107	26.6%
Fed funds purchased and securities sold under agreements to repurchase	21,445	5.7%	29,391	7.7%
Federal Home Loan Bank advances	40,000	10.6%	40,000	10.4%
Total non-core funding	157,323	41.7%	171,498	44.7%

Total	$377,260	100.0%	$383,432	100.0%

The Bank has seen a significant improvement in its liability structure since the beginning of 2011 as the percentage of core non-term deposits increased greatly year over year. The Bank will continue to see a reduction in its Federal Home Loan Bank advances during 2012 and 2013.

Management does not expect material deposit growth for 2012. In 2013, management expects deposit growth to be in term deposits with extended maturities to protect against unfavorable interest rate movements.

Capital Resources-At March 31, 2012 and December 31, 2011, Cornerstone’s stockholders’ equity amounted to approximately $35.9 million and approximately $35.2 million, respectively.

Cornerstone’s stockholders’ equity increased approximately $682 thousand during the first quarter of 2012. Significant increases in equity can be attributed to Cornerstone’s first quarter 2012 earnings of approximately $357 thousand and additional capital from Cornerstone’s preferred stock offering of approximately $532 thousand. The most significant transaction that decreased Cornerstone’s equity during the first quarter of 2012 was the payment of a preferred stock dividend which totaled approximately $188 thousand. The dividend was payable to record holders as of September 30, 2011 with a payment date of February 28, 2012.

The following is a summary of the Bank’s capital ratios as of March 31, 2012:

Tier 1 leverage ratio	8.14%
Tier 1 risk-based capital ratio	11.73%
Total risk-based capital ratio	12.99%

Cornerstone has requested permission from the Federal Reserve Bank of Atlanta (the “Federal Reserve”) to pay its scheduled December 31, 2011 dividend to its series A convertible preferred stock in the amount of $0.625 per share. Cornerstone is waiting for a final decision from the Federal Reserve authorizing the payment of the dividend.

Cornerstone had total outstanding borrowings of approximately $2.6 million as of March 31, 2012 with the Federal Deposit Insurance Corporation as Receiver for Silverton Bank, N.A.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2011. No material changes in the assumptions used in preparing, or results obtained from, the model have occurred since December 31, 2011.

Item 4T. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Principal Executive Officer and Chief Financial Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiary) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
10	Waiver Agreement, dated March 28, 2012, between the Registrant and Midland Loan Services, a division of PNC Bank, N.A., servicer for the FDIC as receiver for Silverton Bank, N.A.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: May 7, 2012	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President
(principal executive officer)

Date: May7, 2012	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10	Waiver Agreement, dated March 28, 2012, between the Registrant and Midland Loan Services, a division of PNC Bank, N.A., servicer for the FDIC as receiver for Silverton Bank, N.A.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

