Form 10-Q
period 2012-06-30
CORNERSTONE BANCSHARES INC
filed 2012-08-13
CIK 1038773

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number: 000-30497

(Exact name of small business issuer as specified in its charter)

Tennessee	62-1173944.
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

835 Georgia Avenue Chattanooga, Tennessee	37402
(Address of principal executive offices)	(Zip Code)

423-385-3000	Not Applicable.
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal year, if changes since last report)

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

Yes ☐ No ☒

As of August 3, 2012 there were 6,500,396 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as the following:  (i) our ability to continue as a going concern, (ii) the effect of enforcement actions to which the Bank is subject, (iii) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (iv) the possibility that our asset quality will continue to decline or that we will continue to experience greater loan losses than anticipated, (v) increased levels of other real estate, primarily as a result of foreclosures, (vi) the impact of our Series A Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (vii) our ability to obtain additional capital and, if obtained, the possibly significant dilution to current shareholders, (viii) the impact of liquidity needs on our results of operations and financial condition, (ix) economic conditions in the local markets where we operate, (x) the impact of continuing negative developments in the financial industry and U.S. and global capital and credit markets, (xi) uncertainty that recently enacted legislation will stabilize the U.S. financial system, (xii) the unpredictable impact of recently enacted legislation on our business, (xiii) the impact of federal and state regulations on our operations and financial performance, (xiv) whether a significant deferred tax asset we have can be fully realized, (xv) competition from financial institutions and other financial service providers, (xvi) changes in interest rates, (xvii) our ability to retain the services of key personnel, (xviii) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xix) our ability to adapt to technological changes. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$1,551,248	$1,660,204
Interest-bearing deposits at other financial institutions	35,327,857	37,222,487
Total cash and cash equivalents	36,879,105	38,882,691

Securities available for sale	86,538,060	86,057,437
Securities held to maturity (fair value approximates of $58,394 and $70,484 at June 30, 2012 and December 31, 2011, respectively)	56,879	68,643
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $6,028,690 at June 30, 2012 and $7,400,049 at December 31, 2011	257,720,495	260,364,569
Bank premises and equipment, net	5,574,683	5,712,003
Accrued interest receivable	1,246,603	1,327,458
Foreclosed assets	22,143,571	18,523,960
Other assets	8,391,530	9,395,721
Total Assets	$420,873,826	$422,655,382

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$43,006,586	$43,989,943
Interest-bearing demand deposits	28,501,796	22,353,384
Savings deposits and money market accounts	60,693,247	46,857,118
Time deposits	189,537,978	200,841,499
Total deposits	321,739,607	314,041,944
Federal funds purchased and securities sold under agreements to repurchase	23,299,119	29,390,810
Federal Home Loan Bank advances and other borrowings	37,610,000	43,045,000
Accrued interest payable	114,503	110,703
Other liabilities	1,351,440	858,620
Total Liabilities	384,114,669	387,447,077

Stockholders' Equity:
Preferred stock - no par value; 2,000,000 shares authorized; 448,049 shares issued and outstanding in 2012 and 403,989 shares issued and outstanding in 2011	11,018,339	9,899,544
Common stock - $l.00 par value; 20,000,000 shares authorized;
6,709,199 issued in 2012 and 2011;
6,500,396 outstanding in 2012 and 2011	6,500,396	6,500,396
Additional paid-in capital	21,353,462	21,316,438
Retained deficit	(3,429,846)	(3,627,208)
Accumulated other comprehensive income	1,316,806	1,119,135
Total Stockholders' Equity	36,759,157	35,208,305
Total Liabilities and Stockholders' Equity	$420,873,826	$422,655,382

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

	Unaudited		Unaudited
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans, including fees	$4,185,757	$4,521,370	$8,329,701	$9,160,175
Investment securities	618,255	621,108	1,085,261	1,189,780
Federal funds sold & other earning assets	13,341	17,325	28,428	28,328
Total interest income	4,817,353	5,159,803	9,443,390	10,378,283

INTEREST EXPENSE
Time deposits	634,961	1,011,776	1,334,055	2,064,225
Other deposits	133,459	99,936	254,702	192,548
Federal funds purchased and securities sold under agreements to repurchase	23,074	33,712	55,304	64,715
Federal Home Loan Bank advances and other borrowings	425,737	545,413	886,944	1,125,071
Total interest expense	1,217,231	1,690,837	2,531,005	3,446,559

Net interest income before provision for loan losses	3,600,122	3,468,966	6,912,385	6,931,724
Provision for loan losses	-	15,000	-	30,000
Net interest income after provision for loan losses	3,600,122	3,453,966	6,912,385	6,901,724

NONINTEREST INCOME
Customer service fees	207,164	225,263	404,598	440,714
Net gains from sale of securities	-	47,742	-	47,742
Net gains from sale of loans and other assets	26,246	21,517	75,910	55,544
Other noninterest income	18,612	21,531	38,900	41,810
Total noninterest income	252,022	316,053	519,408	585,810

NONINTEREST EXPENSE
Salaries and employee benefits	1,569,555	1,501,836	3,160,690	3,044,538
Net occupancy and equipment expense	347,928	350,280	683,741	756,614
Depository insurance	206,866	241,505	409,649	564,160
Foreclosed assets, net	480,755	716,505	631,075	1,078,075
Other operating expenses	818,255	847,281	1,612,336	1,630,635
Total noninterest expenses	3,423,359	3,657,407	6,497,491	7,074,022

Income before provision for income taxes	428,785	112,612	934,302	413,512
Provision (benefit) for income taxes	118,200	(28,675)	267,200	19,950

Net income	310,585	141,287	667,102	393,562

Preferred stock dividend requirements	280,031	118,013	545,887	211,088
Accretion on preferred stock discount	15,241	9,000	29,709	9,000

Net income available to common shareholders	$15,313	$14,274	$91,506	$173,474

EARNINGS PER COMMON SHARE
Basic	$-	$-	$0.01	$0.02
Diluted	$-	$-	$0.01	$0.02

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$-

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	(Unaudited)
	Three Months Ended
	June 30,
	2012	2011
Net income	$310,585	$141,287

Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale,
net of reclassification adjustment	235,651	548,868

Comprehensive income	$546,236	$690,155

	(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Net income	$667,102	$393,562

Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale,
net of reclassification adjustment	197,671	895,570

Comprehensive income	$864,773	$1,289,132

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity - Unaudited

For the six months ended June 30, 2012

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Equity

BALANCE, December 31, 2011	$9,899,544	$6,500,396	$21,316,438	$(3,627,208)	$1,119,135	$35,208,305

Employee compensation stock option expense	-	-	37,024	-	-	37,024

Issuance of Series A Convertible Preferred Stock	1,089,086	-	-	-	-	1,089,086

Preferred stock dividends paid	-	-	-	(440,031)	-	(440,031)

Accretion on preferred stock	29,709	-	-	(29,709)	-	-

Net Income	-	-	-	667,102	-	667,102

Other comprehensive income, net of tax	-	-	-	-	197,671	197,671

BALANCE, June 30, 2012	$11,018,339	$6,500,396	$21,353,462	$(3,429,846)	$1,316,806	$36,759,157

The Notes to Consolidated Financial Statements are an integral part of this statement.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Unaudited
	Six months ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$667,102	$393,562
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	234,632	155,415
Provision for loan losses	-	30,000
Stock compensation expense	37,024	39,570
Net losses on sales of loans and other assets	508,636	858,143
Changes in other operating assets and liabilities:
Net change in loans held for sale	198,000	(298,500)
Accrued interest receivable	80,855	28,874
Accrued interest payable	3,800	3,462
Other assets and liabilities	1,372,491	818,835
Net cash provided by operating activities	3,102,540	2,029,361

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	19,474,936	689,587
Securities held to maturity	11,523	13,872
Purchase of securities available for sale	(19,672,373)	(250,000)
Loan originations and principal collections, net	(3,595,662)	3,235,943
Purchase of bank premises and equipment	(61,432)	92,018
Proceeds from sale of other real estate and other assets	1,916,855	3,474,865
Net cash (used in) provided by investing activities	(1,926,153)	7,256,285

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase / (decrease) in deposits	7,697,663	(526,125)
Net (decrease) / increase in federal funds purchased and
securities sold under agreements to repurchase	(6,091,691)	2,685,897
Net payments on Federal Home Loan Bank
advances and other borrowings	(5,435,000)	(6,235,000)
Payment of dividends on preferred stock	(440,031)	(92,325)
Issuance of preferred stock	1,089,086	1,804,092
Net cash (used in) financing activities	(3,179,973)	(2,363,461)

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(2,003,586)	6,922,185

CASH AND CASH EQUIVALENTS, beginning of period	38,882,691	22,981,952

CASH AND CASH EQUIVALENTS, end of period	$36,879,105	$29,904,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,527,205	$3,443,097
Cash paid during the period for taxes	913,327	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$6,121,012	$9,838,317

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

   Interim Financial Information (Unaudited)-The financial information in this report for June 30, 2012 and June 30, 2011 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2011 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in April of 2012. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

   Comprehensive Income-In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for Cornerstone’s interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Cornerstone adopted, in the first quarter of 2012, the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income. The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on Cornerstone’s statements of income and condition.

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

The following is a summary of the basic and diluted earnings per share for the three and six month periods ended June 30, 2012 and June 30, 2011.

	Three Months Ended June 30,
Basic earnings per common share calculation:	2012	2011
Numerator: Net income available to common shareholders	$15,313	$14,274
Denominator: Weighted avg. common shares outstanding	6,500,396	6,500,396
Effect of dilutive stock options	81,002	-
Diluted shares	6,581,398	6,500,396

Basic earnings per common share	$0.00	$0.00
Diluted earnings per common share	$0.00	$0.00

	Six Months Ended June 30,
Basic earnings per common share calculation:	2012	2011
Numerator: Net income available to common shareholders	$91,506	$173,474
Denominator: Weighted avg. common shares outstanding	6,500,396	6,500,396
Effect of dilutive stock options	83,498	-
Diluted shares	6,583,894	6,500,396
		-
Basic earnings per common share	$0.01	$0.02
Diluted earnings per common share	$0.01	$0.02

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Stock Based Compensation

   Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of ASC 718, Compensation –Stock Compensation. As a result, for the six month period ended June 30, 2012, the compensation cost charged to earnings related to the vested incentive stock options was approximately $37,000, which had no material impact on earnings per share.

   Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock. The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant. The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The incentive stock options vest 30 percent on the second anniversary of the grant date, 60 percent on the third anniversary of the grant date and 100 percent on the fourth anniversary of the grant date, and the non-qualified stock options vest 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. The options expire ten years from the grant date. At June 30, 2012, the total remaining compensation cost to be recognized on non-vested options is approximately $375,000. A summary of the status of these stock option plans is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2011	572,600	$4.63	5.7 Years	$-
Granted	202,000	1.65	9.7 Years
Exercised	-	-
Forfeited	44,800	3.37
Outstanding at June 30, 2012	729,800	$3.89	6.7 Years	$135,270
Options exercisable at June 30, 2012	297,980	$6.93

   Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock. On October 15, 1997, the Bank stock options were converted to Cornerstone stock options. Only non-qualified stock options may be granted under the plan. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the maximum term is ten years. Vesting is 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. At June 30, 2012, the total remaining compensation cost to be recognized on non-vested options is approximately $70,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2011	55,250	$5.98	4.9 Years	$-
Granted	90,000	1.65	9.7 Years
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2012	145,250	$3.30	7.7 Years	$30,600
Options exercisable at June 30, 2012	55,250	$5.98

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2012 was $0.78. This was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	7.0 Years
Expected volatility	44.62%
Risk-free interest rate	1.44%

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Debt securities available-for-sale:	Cost	Gains	Losses	Value
U.S. Government agencies	$4,061,088	$13,153	$-	$4,074,241

State and municipal securities	22,022,213	1,946,691	(32,142)	23,936,762

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	10,627,424	149,250	-	10,776,674

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	47,685,221	77,942	(12,780)	47,750,383

	$84,395,946	$2,187,036	$(44,922)	$86,538,060

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$56,879	$1,515	$-	$58,394

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Debt securities available-for-sale:	Cost	Gains	Losses	Value
U.S. Government agencies	$4,176,301	$13,978	$-	$4,190,279

State and municipal securities	22,902,892	1,584,284	(50,919)	24,436,257

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	11,723,499	150,767	(3,096)	11,871,170

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	45,431,456	131,215	(2,940)	45,559,731

	$84,234,148	$1,880,244	$(56,955)	$86,057,437

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$68,643	$1,841	$-	$70,484

At June 30, 2012, securities with a fair value totaling approximately $77 million were pledged to secure public funds, securities sold under agreements to repurchase, the Federal Home Loan Bank (sometimes referred to herein as “FHLB”) as collateral for the Bank’s borrowings, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Reserve Discount Window.

The amortized cost and estimated market value of securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due from one year to five years	873,503	963,408	-	-
Due from five years to ten years	5,727,473	6,335,499	-	-
Due after ten years	19,482,325	20,712,096	-	-
	$26,083,301	$28,011,003	$-	$-

Mortgage-backed securities	58,312,645	58,527,057	56,879	58,394

	$84,395,946	$86,538,060	$56,879	$58,394

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, as of June 30, 2012 and as of December 31, 2011:

	As of June 30, 2012
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
State and municipal securities	$951,674	$(32,142)	$-	$-	$951,674	$(32,142)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	14,709,818	(10,543)	5,114,933	(2,237)	19,824,751	(12,780)
	$15,661,492	$(42,685)	$5,114,933	$(2,237)	$20,776,425	$(44,922)

	As of December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
State and municipal securities	$1,735,771	$(50,919)	$-	$-	$1,735,771	$(50,919)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	-	-	3,133,826	(3,096)	3,133,826	(3,096)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	-	-	6,954,999	(2,939)	6,954,999	(2,940)
	$1,735,771	$(50,919)	$10,088,825	$(6,036)	$11,824,596	$(56,955)

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at June 30, 2012 or December 31, 2011.

At June 30, 2012 and December 31, 2011, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

State and municipal securities: At June 30, 2012, two investments in obligations of state and municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and does not relate to the underlying credit quality of the issuers. Because the Bank has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be maturity, the Bank does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

Mortgage-backed securities: At June 30, 2012, seven investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at June 30, 2012.

Note 4. Loans and Allowance for Loan Losses

At June 30, 2012 and December 31, 2011, loans are summarized as follows (in thousands):

	June 30,	December 31,
	2012	2011
Commercial real estate-mortgage:
Owner-occupied	$60,068	$62,999
All other	61,671	63,058
Consumer real estate-mortgage	72,044	70,543
Construction and land development	29,310	31,031
Commercial and industrial	38,644	37,458
Consumer and other	2,012	2,676
Total loans	263,749	267,765
Less: Allowance for loan losses	(6,029)	(7,400)

Loans, net	$257,720	$260,365

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The composition of loans by loan classification for impaired and performing loan status at June 30, 2012 and December 31, 2011, is summarized in the tables below (amounts in thousands):

June 30, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$111,306	$66,525	$28,347	$35,817	$2,012	$244,007
Impaired loans	10,433	5,519	963	2,827	-	19,742
Total	$121,739	$72,044	$29,310	$38,644	$2,012	$263,749

December 31, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$112,064	$64,026	$29,323	$34,259	$2,676	$242,348
Impaired loans	13,993	6,517	1,708	3,199	-	25,417
Total	$126,057	$70,543	$31,031	$37,458	$2,676	$267,765

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of June 30, 2012 and December 31, 2011 (amounts in thousands):

June 30, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$871	$1,271	$409	$111	$10	$2,672
Impaired loans	1,932	781	459	185	-	3,357
Total	$2,803	$2,052	$868	$296	$10	$6,029

December 31, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$952	$1,264	$174	$18	$16	$2,424
Impaired loans	2,605	1,254	653	464	-	4,976
Total	$3,557	$2,518	$827	$482	$16	$7,400

The following tables detail the changes in the allowance for loan losses for the six month period ending June 30, 2012 and year ending December 31, 2011, by loan classification (amounts in thousands):

June 30, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	And	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$3,557	$2,518	$827	$482	$16	$7,400
Charged-off loans	(597)	(214)	(698)	(57)	(16)	(1,582)
Recovery of charge-offs	43	13	85	59	11	211
Provision for loan losses	(200)	(265)	654	(188)	(1)	-
Ending balance	$2,803	$2,052	$868	$296	$10	$6,029

December 31, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	And	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,793	$3,111	$3,238	$925	$65	$9,132
Charged-off loans	(1,238)	(1,613)	(232)	(56)	(29)	(3,148)
Recovery of charge-offs	259	65	532	94	21	971
Provision for loan losses	2,743	955	(2,711)	(501)	(41)	445
Ending balance	$3,557	$2,518	$827	$482	$16	$7,400

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of June 30, 2012 and December 31, 2011 (amounts in thousands):

June 30, 2012	Commercial	Consumer	Construction	Commercial
	Real estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$103,611	$56,086	$24,562	$34,690	$1,987	$220,936
Special mention	6,894	6,497	2,911	935	21	17,258
Substandard	801	3,942	874	192	4	5,813
Substandard-impaired	10,433	5,519	963	2,827	-	19,742
	$121,739	$72,044	$29,310	$38,644	$2,012	$263,749

December 31, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$101,161	$55,160	$27,207	$31,426	$2,648	$217,602
Special mention	9,805	5,122	804	2,620	7	18,358
Substandard	1,098	3,744	1,312	213	21	6,388
Substandard-impaired	11,493	6,517	1,708	3,199	-	22,917
Doubtful	2,500	-	-	-	-	2,500
	$126,057	$70,543	$31,031	$37,458	$2,676	$267,765

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of June 30, 2012 and December 31, 2011 (in thousands):

				For the quarter ended
	At June 30, 2012			June 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$2,675	$2,692	$-	$4,314	$98
Consumer real estate – mortgage	1,918	2,601	-	1,399	96
Construction and land development	244	251	-	591	9
Commercial and industrial	2,342	2,351	-	2,488	7
Total	$7,179	$7,895	$-	$8,792	$210

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$7,758	$7,770	$1,932	$8,034	$246
Consumer real estate – mortgage	3,601	3,702	781	4,838	98
Construction and land development	719	719	459	679	25
Commercial and industrial	485	485	185	500	30
Total	$12,563	$12,676	$3,357	$14,051	$399

Total impaired loans	$19,742	$20,571	$3,357	$22,843	$609

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

				For the year ended
	At December 31, 2011			December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$4,354	$4,354	$-	$5,378	$330
Consumer real estate – mortgage	322	322	-	3,589	21
Construction and land development	829	1,023	-	1,099	59
Commercial and industrial	2,691	2,691	-	1,207	165
Total	$8,196	$8,390	$-	$11,273	$575

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$9,639	$9,694	$2,605	$5,912	$645
Consumer real estate – mortgage	6,195	6,257	1,254	5,333	294
Construction and land development	879	879	653	294	62
Commercial and industrial	508	508	464	784	65
Total	$17,221	$17,338	$4,976	$12,323	$1,066

Total impaired loans	$25,417	$25,728	$4,976	$23,596	$1,641

The following tables present an aged analysis of past due loans as of June 30, 2012 and December 31, 2011 (dollars in thousands):

June 30, 2012	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$1,195	$-	$895	$2,090	$57,978	$60,068
All other	253	-	919	1,172	60,499	61,671
Consumer real estate-mortgage	821	-	2,745	3,566	68,478	72,044
Construction and land development		-	174	174	29,136	29,310
Commercial and industrial	205	-	2,391	2,596	36,048	38,644
Consumer and other	22	-		22	1,990	2,012
Total	$2,495	$-	$7,124	$9,620	$254,129	$263,749

December 31, 2011	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$4,791	$-	$63	$4,854	$58,145	$62,999
All other	497	-	2,500	2,997	60,061	63,058
Consumer real estate-mortgage	1,163	-	3,641	4,804	65,739	70,543
Construction and land development	103	-	1,622	1,725	29,306	31,031
Commercial and industrial	1,578	-	42	1,620	35,838	37,458
Consumer and other	26	-	14	40	2,636	2,676
Total	$8,158	$-	$7,882	$16,040	$251,725	$267,765

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur. If on nonaccruing status as of the date of restructuring, the loans are included in nonperforming loans and are classified as impaired loans. Loans that have been restructured that were performing as of the restructure date are reported as troubled debt restructurings. At June 30, 2012 and December 31, 2011, the Bank has loans of approximately $7,329,000 and $5,026,000, respectively, that were modified for troubled debt restructuring. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral or other similar strategies.

The following table presents a summary of loans that were modified as troubled debt restructurings during the six month ending period June 30, 2012 (amounts in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
		Recorded	Recorded
	Number of Contracts	Investment	Investment

Consumer real estate-mortgage	1	$65	$65
Construction and land development	3	1,178	1,178
Commercial and industrial	3	2,389	2,389

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at June 30, 2012 is as follows:

Commitments to extend credit	$31.2 million
Standby letters of credit	$2.7 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at June 30, 2012 will not have a material effect on Cornerstone’s consolidated financial statements.

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

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments. There have been no changes in the methodologies used at June 30, 2012 and December 31, 2011.

Cash and cash equivalents:

The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$4,074,241	$-	$4,074,241	$-
State and municipal securities	23,936,762	-	23,936,762	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	10,776,674	-	10,776,674	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	47,750,383	-	47,750,383	-

Total securities available for sale	$86,538,060	$-	$86,538,060	$-

Cash surrender value of life insurance	$1,183,250	$-	$1,183,250	$-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$4,190,279	$-	$4,190,279	$-
State and municipal securities	24,436,257	-	24,436,257	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	11,871,170	-	11,871,170	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	45,559,731	-	45,559,731	-

Total securities available for sale	$88,057,437	$-	$88,057,437	$-

Cash surrender value of life insurance	$1,166,774	$-	$1,166,774	$-

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at June 30, 2012 for which a nonrecurring change in fair value was recorded (amounts in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$9,206	$-	$9,206	$-
Foreclosed assets (OREO & Repossessions)	22,144	-	22,144	-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$12,245	$-	$12,245	$-
Foreclosed assets (OREO & Repossessions)	18,524	-	18,524	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at June 30, 2012 and December 31, 2011. Losses derived from Level 2 inputs were calculated by models incorporating significant observable market data.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount and estimated fair value of Cornerstone's financial instruments at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$36,879	$36,879	$38,883	$38,883
Securities	86,595	86,596	86,126	86,128
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	257,720	258,821	260,365	260,515
Cash surrender value of life insurance	1,183	1,183	1,167	1,167
Accrued interest receivable	1,247	1,247	1,327	1,327

Liabilities:
Noninterest-bearing demand deposits	43,007	43,007	43,990	43,990
Interest-bearing demand deposits	28,502	28,502	22,353	22,353
Savings deposits and money market accounts	60,693	60,693	46,857	46,857
Time deposits	189,538	189,900	200,841	203,453
Federal funds purchased and securities sold under agreements to repurchase	23,299	23,299	29,391	29,391
Federal Home Loan Bank advances and other borrowings	37,610	37,610	43,045	43,045
Accrued interest payable	115	115	111	111

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

Lines of credit	-	-	-	-

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Three months ended
(Amounts in thousands)	June 30
	2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$262,598	$4,186	6.39%	$271,952	$4,521	6.67%
Investment securities	94,949	618	2.91%	119,751	621	2.36%
Other earning assets	23,084	13	0.23%	24,902	17	0.28%
Total earning assets	380,631	$4,817	5.15%	416,605	$5,159	5.05%
Allowance for loan losses	(6,028)			(7,285)
Cash and other assets	37,702			36,152
TOTAL ASSETS	$412,305			$445,472

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$28,332	$23	0.33%	$28,402	$23	0.33%
Savings deposits	10,387	9	0.36%	9,938	13	0.51%
MMDA's	46,639	101	0.87%	25,927	64	0.99%
Time deposits	189,169	635	1.35%	236,873	1,012	1.71%
Federal funds purchased and securities sold under agreements to repurchase	21,198	23	0.44%	24,288	34	0.56%
Federal Home Loan Bank and other borrowings	40,028	426	4.27%	50,678	545	4.32%
Total interest-bearing liabilities	335,751	1,217	1.45%	376,107	1,691	1.80%
Net interest spread		$3,600	3.70%		$3,468	3.25%
Noninterest-bearing demand deposits	40,829			41,486
Accrued expenses and other liabilities	(698)			167
Shareholders' equity	36,423			27,712
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$412,305			$445,472
Net yield on earning assets			3.87%			3.42%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		71			85
Total adjustment		71			85

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Six months ended
(Amounts in thousands)	June 30
	2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$264,205	$8,330	6.36%	$278,090	$9,160	6.64%
Investment securities	91,795	1,085	2.70%	114,825	1,190	2.39%
Other earning assets	24,913	28	0.23%	23,959	28	0.24%
Total earning assets	380,913	$9,443	5.07%	416,874	$10,378	5.10%
Allowance for loan losses	(6,574)			(8,173)
Cash and other assets	36,169			32,967
TOTAL ASSETS	$410,508			$441,668

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$26,611	$44	0.33%	$27,998	$45	0.32%
Savings deposits	10,123	19	0.38%	9,720	25	0.51%
MMDA's	43,006	192	0.90%	25,186	123	0.99%
Time deposits	192,139	1,334	1.40%	240,427	2,064	1.73%
Federal funds purchased and securities sold under agreements to repurchase	23,744	55	0.47%	23,461	65	0.56%
Federal Home Loan Bank and other borrowings	41,331	887	4.33%	52,507	1,125	4.32%
Total interest-bearing liabilities	336,954	2,532	1.52%	379,299	3,447	1.83%
Net interest spread		$6,912	3.56%		$6,931	3.27%
Noninterest-bearing demand deposits	37,654			35,259
Accrued expenses and other liabilities	(105)			(91)
Shareholders' equity	36,005			27,200
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$410,508			$441,668
Net yield on earning assets			3.73%			3.44%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		142			170
Total adjustment		142			170

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

The following is a discussion of Cornerstone’s financial condition at June 30, 2012 and December 31, 2011 and our results of operations for the three and six months ended June 30, 2012 and 2011. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

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

Cornerstone’s offering will continue to be effective until December 31, 2012. To date, Cornerstone has raised approximately $11 million.

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

The Bank has prepared a strategic plan and submitted such strategic plan to the FDIC for review. One of the primary components of the strategic plan was to reduce the Bank’s average assets. By the fourth quarter of 2011, the Bank had lowered its average assets to approximately $417 million. During the first six months of 2012, the Bank’s average assets were approximately $411 million. A bank’s average assets are included in the calculation of its regulatory capital ratios.

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

The Bank has not paid dividends since the inception of the Action Plans. Cornerstone declared a dividend of $0.625 per share with respect to the Preferred Shares. This dividend was approved by the Federal Reserve Bank of Atlanta (the “FRBA”). The dividend record date was December 31, 2011 and a payment date of May 30, 2012. Cornerstone is in the process of obtaining approval from the FRBA to declare a Preferred Share dividend for shareholders on record as of March 31, 2012.

The Bank is actively monitoring and is not aware of any new extensions of credit to prohibited classified borrowers as of June 30, 2012.

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

Review of Financial Performance

As of June 30, 2012, Cornerstone had total consolidated assets of approximately $421 million, total loans of approximately $264 million, total securities of approximately $87 million, total deposits of approximately $322 million and stockholders’ equity of approximately $37 million. Net income for the three and six month period ended June 30, 2012 totaled $310,585 and $667,102, respectively.

Results of Operations

Net income for the three months ended June 30, 2012 was $310,585 or $0.00 basic earnings per common share, compared to a net income of $141,287 or $0.00 basic earnings per common share, for the same period in 2011. Net income for the six months ended June 30, 2012 was $667,102 or $0.01 basic earnings per common share, compared to a net income of $393,562 or $0.02 basic earnings per common share, for the same period in 2011.

The following table presents our results for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 (amounts in thousands).

			2012-2011				2012-2011
	Three months		Percent	Dollar	Six months		Percent	Dollar
	ended June 30,		Increase	Amount	ended June 30,		Increase	Amount
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Interest income	$4,817	$5,160	(6.65)%	$(343)	$9,443	$10,378	(9.01)%	$(935)
Interest expense	1,217	1,691	(28.03)%	(474)	2,531	3,446	(26.55)%	(915)
Net interest income
before provision for loan loss	3,600	3,469	3.78%	131	6,912	6,932	(0.29)%	(20)

Provision for loan loss	-	15	(100.00)%	(15)	-	30	(100.00)%	(30)
Net interest income after
provision for loan loss	3,600	3,454	4.23%	146	6,912	6,902	0.14%	10

Total noninterest income	252	316	(20.25)%	(64)	519	586	(11.43)%	(67)
Total noninterest expense	3,423	3,657	(6.40)%	(234)	6,497	7,074	(8.16)%	(577)

Income before income taxes	429	113	279.65%	316	934	414	125.60%	520

Provision for income taxes	118	(28)	521.43%	146	267	20	1,235.00%	247

Net income	$311	$141	120.57%	$170	$667	$394	69.29%	$273

   Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of our earnings. For the three months ended June 30, 2012, net interest income before the provision for loan loss, increased approximately $131 thousand or 3.78 percent over the same period of 2011. For the six months ended June 30, 2012, net interest income before the provision for loan loss decreased $20 thousand or 0.29 percent.

Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities) was 3.70 percent compared to 3.25 percent for the three month periods ended June 30, 2012 and 2011, respectively. The interest rate spread on a tax equivalent basis was 3.56 percent compared to 3.27 percent for the six month periods ended June 30, 2012 and 2011, respectively.

The net interest margin on a tax equivalent basis was 3.87 percent and 3.42 percent for the three months ending, June 30, 2012 and 2011, respectively. The net interest margin on a tax equivalent basis was 3.73 percent and 3.44 percent for the six months ending, June 30, 2012 and 2011, respectively.

Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The Bank’s net interest income as of June 30, 2012 has been positively impacted by a reduction in cost of funds. The cost of funds reduction was the result of a decrease in interest rates paid by the Bank and a change in the deposit mix with customers choosing to place deposits in transactional accounts rather than certificates of deposit. The Bank’s cost of funds were approximately $1.2 million for the three months ended June 30, 2012 compared to $1.7 million during the same time period in 2011.

The Bank’s loan portfolio yield decreased to 6.39 percent for the three months ended June 30, 2012 compared to 6.67 percent for the three months ended June 30, 2011. Management believes the interest rates on loans will continue to decrease as the Bank attempts to increase its outstanding loan balances in a very competitive market. If management is successful in increasing the amount of outstanding loans the resulting change in asset mix would increase the Bank’s total interest income.

For the three month period ended June 30, 2012, the Bank’s investment portfolio yielded 2.91 percent compared to 2.36 percent for the same time period in 2011. This increase in the investment portfolio yield is expected to be temporary as an investment accounted for under the equity method of accounting experienced an increase in earnings. Management estimates that the normal investment yield is approximately 2.50 percent. The Bank decreased the amount of its investment portfolio from a six months ended average balance of approximately $115 million as of June 30, 2011 to approximately $92 million as of June 30, 2012. The reduction in investments is due, in part, to a decrease in pledging requirements as the Bank has repaid $32 million in Federal Home Loan Bank advances since March 31, 2010. Management believes the present level of investment securities is sufficient to provide for all pledging needs and represents an appropriate amount of the balance sheet to provide liquidity and interest rate protection.

The Bank’s net interest margin for the three month period ending June 30, 2011 compared to June 30, 2012 increased by 45 basis points. The primary reason for the improvement resulted from a reduction in cost of funds. The Bank expects the net interest margin to continue to increase over the next four quarters as the Bank converts cash and foreclosed assets into earning assets such as loans.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Cornerstone did not record any provision for loan losses for the three months ended June 30, 2012. The provision for loan losses amounted to approximately $15 thousand for the three months ended June 30, 2011.

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

The following table presents the components of noninterest income for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

			2012-2011			2012-2011
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Service charges on deposit accounts	$207	$225	(8.00)%	$405	$441	(8.25)%
Realized gains on sale of securities	-	48	(100.00)%	-	48	(100.00)%
Net gains / (losses) on sale of loans and other assets	26	21	23.81%	76	55	38.02%
Other noninterest income	19	22	(11.76)%	39	42	(6.96)%
Total noninterest income	$252	$316	(20.13)%	$519	$586	(11.34)%

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

The following table presents the components of noninterest expense for the three and six months ended June 30, 2012 and 2011 (dollars in thousands).

			2012-2011			2012-2011
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase /	June 30,		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Salaries and employee benefits	$1,570	$1,502	4.53%	$3,161	$3,045	3.80%
Occupancy and equipment expense	348	350	(0.57)%	684	756	(9.56)%
Foreclosed asset expense, net	481	717	(32.91)%	631	1,078	(41.46)%
FDIC depository insurance	207	241	(14.11)%	410	564	(27.39)%
Other operating expense	818	847	(3.42)%	1,612	1,631	(1.14)%
Total noninterest expense	$3,424	$3,657	(6.37)%	$6,497	$7,074	(8.15)%

Significant matters relating to the changes to noninterest expense are presented below:

Cornerstone’s employee expense increased slightly when comparing June 30, 2011 to June 30, 2012. The increase is primarily attributable to an increase in the number of commercial relationship managers. These employees will assist the Bank in obtaining its future loan growth. Management expects employee expense to continue to increase slightly during 2012-2013 as employee benefits are increased as the Bank’s performance improves.

As of June 30, 2012, the Bank had incurred approximately $590 thousand pertaining to write-downs and losses on the sale of foreclosed assets. Management, in its financial reporting, nets the foreclosed assets expense and write-downs against the revenue generated from income producing real estate. Management anticipates elevated foreclosed asset expense for the remainder of 2012 and 2013.

Depository insurance during the second quarter decreased from approximately $241 thousand as of June 30, 2011 to approximately $207 thousand as of June 30, 2012. Management anticipates the FDIC expense to reduce further as the Bank’s regulatory status improves.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled approximately $423 million as of December 31, 2011. As of June 30, 2012, total consolidated assets had decreased approximately $1.8 million or 0.4 percent to approximately $421 million.

Liabilities as of June 30, 2012 and December 31, 2011 totaled approximately $384 million and $387 million, respectively.

Stockholders’ equity as of June 30, 2012 and December 31, 2011 totaled approximately $37 million and $35 million, respectively.

Securities-The Bank’s investment portfolio, primarily consisting of Ginnie Mae Agency, mortgage-backed securities and municipal securities, amounted to approximately $87 million as of June 30, 2012 compared to approximately $86 million as of December 31, 2011. The primary purposes of the Bank’s investment portfolio are to provide liquidity, satisfy pledging requirements, collateralize the Bank’s repurchase accounts and secure the Bank’s FHLB borrowings.

Loans-The composition of loans at June 30, 2012 and at December 31, 2011 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage
Owner-occupied	$60,068	22.77%	$62,999	23.53%
All other	61,671	23.38%	63,058	23.55%
Consumer real estate-mortgage	72,044	27.32%	70,543	26.35%
Construction and land development	29,310	11.11%	31,031	11.59%
Commercial and industrial	38,644	14.65%	37,458	13.98%
Consumer and other	2,012	0.76%	2,676	1.00%
Total loans	263,749	100.00%	267,765	100.00%
Less: Allowance for loan losses	(6,029)		(7,400)

Loans, net	$257,720		$260,365

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

During the second quarter of 2012, the Bank did not record a provision expense to the loan loss allowance. Management believes that it has established an allowance for loan losses that adequately accounts for the Bank’s identified loan impairment. However, additional provision to the loan loss allowance may be needed in future quarters as the Bank works its problem assets through the collection cycle.

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2012 and for the year ended December 31, 2011 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	June 30,	December 31,
	2012	2011
Balance, beginning of period	$7,400	$9,132
Loans charged-off	(1,582)	(3,148)
Recoveries of loans previously charged-off	211	971
Provision for loan losses	-	445
Balance, end of period	$6,029	$7,400

Total loans	$263,749	$267,765

Ratio of allowance for loan losses to loans outstanding at the end of the period	2.29%	2.76%

Ratio of net charge-offs to total loans outstanding for the period	0.52%	0.81%

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

The Bank has experienced a stabilization in its loan quality as the Chattanooga, Tennessee Metropolitan Statistical Area begins to recover from a long economic downturn. The number and dollar amount of impaired loans remained consistent during the second quarter of 2012. Management anticipates that its loan asset quality will improve as the economy recovers.

The following table summarizes Cornerstone’s non-performing assets at each quarter end from September 30, 2011 to June 30, 2012 (amounts in thousands):

	June 30,	March 31,	December 31,	September 30,
	2012	2012	2011	2011
Non-accrual loans	$7,124	$10,767	$7,882	$8,560
Foreclosed assets	22,144	18,957	18,524	18,255
Total non-performing assets	$29,268	$29,724	$26,406	$26,815

30-89 days past due loans	$2,495	$5,040	$8,158	$2,088
Total loans outstanding	$263,749	$262,788	$267,765	$270,401
Allowance for loan losses	6,029	6,024	7,400	6,864

Ratio of non-performing loans to total loans outstanding at the end of the period	2.70%	4.10%	2.94%	3.17%

Ratio of non-performing assets to total allowance for loan losses at the end of the period	485.45%	493.43%	356.84%	390.66%

The Bank’s non-accrual balances decreased during the second quarter of 2012 as problem credits moved through the collection cycle. A similar reduction in 30-89 days past due loans was also recorded. Management has seen a decrease in the number of downgraded loans, which have in the past led to past due and non-accrual problem assets.

Non-accrual loans decreased to approximately $7.1 million as of June 30, 2012 from approximately $10.8 million as of March 31, 2012. The majority of non-accrual loans are concentrated in three loan relationships. The Bank anticipates non-accrual loans to decrease during 2012 as the Bank forecloses on these delinquent relationships or as the credits are able to be upgraded to an accruing status.

The Bank’s foreclosed assets increased to approximately $22 million as of June 30, 2012. The Bank has seen an increase in the level of interest in its properties by potential buyers. However, management does not anticipate a decrease in the amount of foreclosed assets as the Bank is presently foreclosing on delinquent assets as quickly as existing foreclosed assets are liquidated.

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

	June 30, 2012		December 31, 2011
Core funding:	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$43,007	11.32%	$43,990	11.47%
Interest-bearing demand deposits	28,502	7.50%	22,353	5.83%
Savings & money market accounts	60,693	15.97%	46,857	12.22%
Time deposits under $100,000	91,645	24.11%	98,734	25.75%
Total core funding	223,847	58.90%	211,934	55.27%

Non-core funding:
Time deposit of $100,000 or more	$97,893	25.76%	$102,107	26.63%
Fed funds purchased and securities sold under agreements to repurchase	23,299	6.13%	29,391	7.67%
Federal Home Loan Bank advances	35,000	9.21%	40,000	10.43%
Total non-core funding	156,192	41.10%	171,498	44.73%

Total	$380,039	100.00%	$383,432	100.00%

The Bank has seen a significant improvement in its liability structure since the beginning of 2011 as the percentage of core non-term deposits increased greatly year over year. The Bank will continue to see a reduction in its Federal Home Loan Bank advances during 2012 and 2013.

Management does not expect significant deposit growth for 2012. In 2013, management expects deposit growth to be in term deposits with extended maturities to protect against unfavorable interest rate movements.

Capital Resources-At June 30, 2012 and December 31, 2011, Cornerstone’s stockholders’ equity amounted to approximately $36.8 million and approximately $35.2 million, respectively.

Cornerstone’s stockholders’ equity increased approximately $1.6 million during the first six months of 2012. Significant increases in equity can be attributed to Cornerstone’s year to date 2012 earnings of approximately $667 thousand and additional capital from Cornerstone’s preferred stock offering of approximately $1.1 million. The most significant transaction that decreased Cornerstone’s equity during the second quarter of 2012 was the payment of a preferred stock dividend which totaled approximately $252 thousand. The dividend was payable to record holders as of December 31, 2011 with a payment date of May 30, 2012.

The following is a summary of the Bank’s capital ratios as of June 30, 2012:

Tier 1 leverage ratio	8.24%
Tier 1 risk-based capital ratio	11.85%
Total risk-based capital ratio	13.11%

Cornerstone had total outstanding borrowings of approximately $2.6 million as of June 30, 2012 with the Federal Deposit Insurance Corporation as Receiver for Silverton Bank, N.A.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer and Chief Financial Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiary) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures – Not Applicable

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

Cornerstone Bancshares, Inc.

Date: August 13, 2012	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President and Chief Executive Officer
(principal executive officer)

Date: August 13, 2012	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

