Form 10-Q
period 2012-09-30
CORNERSTONE BANCSHARES INC
filed 2012-11-14
CIK 1038773

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

Yes ☐ No ☒

As of October 26, 2012, there were 6,500,396 shares of common stock, $1.00 par value per share, issued and outstanding.

i

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

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
	2012	2011
ASSETS

Cash and due from banks	$1,532,621	$1,660,204
Interest-bearing deposits at other financial institutions	33,298,912	37,222,487
Total cash and cash equivalents	34,831,533	38,882,691

Securities available for sale	82,191,300	86,057,437
Securities held to maturity (fair value approximates $52,820 and $70,484 at September 30, 2012 and December 31, 2011, respectively)	51,385	68,643
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $5,279,676 at September 30, 2012 and $7,400,049 at December 31, 2011	268,540,559	260,364,569
Bank premises and equipment, net	5,465,004	5,712,003
Accrued interest receivable	1,351,479	1,327,458
Foreclosed assets	22,376,139	18,523,960
Other assets	8,049,182	9,395,721
Total Assets	$425,179,481	$422,655,382

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$43,212,796	$43,989,943
Interest-bearing demand deposits	24,596,321	22,353,384
Savings deposits and money market accounts	72,958,526	46,857,118
Time deposits	188,195,355	200,841,499
Total deposits	328,962,998	314,041,944
Federal funds purchased and securities sold under agreements to repurchase	19,380,035	29,390,810
Federal Home Loan Bank advances and other borrowings	37,175,000	43,045,000
Accrued interest payable	136,081	110,703
Other liabilities	1,397,583	858,620
Total Liabilities	387,051,697	387,447,077

Stockholders' Equity:
Preferred stock - no par value; 2,000,000 shares authorized; 494,229 shares issued and outstanding in 2012 and 403,989 shares issued and outstanding in 2011	12,175,652	9,899,544
Common stock - $l.00 par value; 20,000,000 shares authorized; 6,709,199 issued in 2012 and 2011; 6,500,396 outstanding in 2012 and 2011	6,500,396	6,500,396
Additional paid-in capital	21,371,974	21,316,438
Retained deficit	(3,347,825)	(3,627,208)
Accumulated other comprehensive income	1,427,587	1,119,135
Total Stockholders' Equity	38,127,784	35,208,305
Total Liabilities and Stockholders' Equity	$425,179,481	$422,655,382

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

	Unaudited		Unaudited
	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans, including fees	$4,241,492	$4,531,390	$12,571,193	$13,691,565
Investment securities	478,172	573,699	1,563,433	1,763,479
Federal funds sold & other earning assets	15,647	9,269	44,075	37,597
Total interest income	4,735,311	5,114,358	14,178,701	15,492,641

INTEREST EXPENSE
Time deposits	612,286	899,554	1,946,341	2,963,779
Other deposits	144,157	111,985	398,859	304,533
Federal funds purchased and securities sold under agreements to repurchase	21,889	33,135	77,193	97,850
Federal Home Loan Bank advances and other borrowings	394,066	465,534	1,281,010	1,590,605
Total interest expense	1,172,398	1,510,208	3,703,403	4,956,767

Net interest income before provision for loan losses	3,562,913	3,604,150	10,475,298	10,535,874
Provision for loan losses	100,000	115,000	100,000	145,000
Net interest income after provision for loan losses	3,462,913	3,489,150	10,375,298	10,390,874

NONINTEREST INCOME
Customer service fees	197,509	216,163	602,107	656,877
Net gains from sale of securities	-	59,671	-	107,413
Net gains from sale of loans and other assets	48,199	32,322	124,109	87,866
Other noninterest income	12,944	15,256	51,844	57,066
Total noninterest income	258,652	323,412	778,060	909,222

NONINTEREST EXPENSE
Salaries and employee benefits	1,566,359	1,458,951	4,727,049	4,503,489
Net occupancy and equipment expense	354,555	361,513	1,038,296	1,118,127
Depository insurance	236,927	233,587	682,830	797,747
Foreclosed assets, net	314,088	306,860	945,163	1,384,935
Other operating expenses	731,090	715,858	2,307,172	2,346,493
Total noninterest expenses	3,203,019	3,076,769	9,700,510	10,150,791

Income before provision for income taxes	518,546	735,793	1,452,848	1,149,305
Provision for income taxes	154,300	212,125	421,500	232,075

Net income	364,246	523,668	1,031,348	917,230

Preferred stock dividend requirements	308,893	187,538	854,780	398,626
Accretion on preferred stock discount	16,370	13,419	46,079	22,419

Net income available to common shareholders	$38,983	$322,711	$130,489	$496,185

EARNINGS PER COMMON SHARE
Basic	$0.01	$0.05	$0.02	$0.07
Diluted	$0.01	$0.05	$0.02	$0.07

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$-

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	(Unaudited)
	Three Months Ended
	September 30,
	2012	2011
Net income	$364,246	$523,668

Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale, net of reclassification adjustment	110,781	509,154

Comprehensive income	$475,027	$1,032,822

	(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Net income	$1,031,348	$917,230

Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale, net of reclassification adjustment	308,452	1,404,724

Comprehensive income	$1,339,800	$2,321,954

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity - Unaudited

For the nine months ended September 30, 2012

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Equity

BALANCE, December 31, 2011	$9,899,544	$6,500,396	$21,316,438	$(3,627,208)	$1,119,135	$35,208,305

Employee compensation stock option expense	-	-	55,536	-	-	55,536

Issuance of Series A Convertible Preferred Stock	2,230,029	-	-	-	-	2,230,029

Preferred stock dividends paid	-	-	-	(705,886)	-	(705,886)

Accretion on preferred stock	46,079	-	-	(46,079)	-	-

Net income	-	-	-	1,031,348	-	1,031,348

Other comprehensive income, net of tax	-	-	-	-	308,452	308,452

BALANCE, September 30, 2012	$12,175,652	$6,500,396	$21,371,974	$(3,347,825)	$1,427,587	$38,127,784

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Unaudited
	Nine months ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,031,348	$917,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231,387	269,503
Provision for loan losses	100,000	145,000
Stock compensation expense	55,536	59,355
Net losses on sales of loans and other assets	652,771	870,978
Changes in other operating assets and liabilities:
Net change in loans held for sale	(185,350)	(501,300)
Accrued interest receivable	(24,021)	(10,927)
Accrued interest payable	25,378	(86,055)
Other assets and liabilities	1,693,085	1,440,032
Net cash provided by operating activities	3,580,134	3,103,816

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	30,392,105	34,307,143
Securities held to maturity	16,904	19,483
Purchase of securities available for sale	(26,098,797)	(17,325,386)
Loan originations and principal collections, net	(15,361,936)	3,205,690
Purchase of bank premises and equipment	86,298	-
Proceeds from sale of bank premises and equipment	-	88,344
Proceeds from sale of other real estate and other assets	2,769,712	5,143,610
Net cash (used in) provided by investing activities	(8,195,714)	25,438,884

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase / (decrease) in deposits	14,921,054	(12,895,470)
Net (decrease) / increase in federal funds purchased and securities sold under agreements to repurchase	(10,010,775)	1,728,205
Net payments on Federal Home Loan Bank advances and other borrowings	(5,870,000)	(11,670,000)
Payment of dividends on preferred stock	(705,886)	(303,413)
Issuance of preferred stock	2,230,029	4,550,378
Net cash provided by (used in) financing activities	564,422	(18,590,300)

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(4,051,158)	9,952,400

CASH AND CASH EQUIVALENTS, beginning of period	38,882,691	22,981,952

CASH AND CASH EQUIVALENTS, end of period	$34,831,533	$32,934,352

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,678,025	$5,042,822
Cash paid during the period for taxes	943,327	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$7,399,290	$9,808,944

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

Interim Financial Information (Unaudited)-The financial information in this report for September 30, 2012 and September 30, 2011 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2011 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in April of 2012. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Consolidation-The accompanying consolidated financial statements include the accounts of Cornerstone and the Bank. Substantially all intercompany transactions, profits and balances have been eliminated.

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three and nine month periods ended September 30, 2012 and September 30, 2011.

	Three Months Ended September 30,
Basic earnings per common share calculation:	2012	2011
Numerator: Net income available to common shareholders	$38,983	$322,711
Denominator: Weighted avg. common shares outstanding	6,500,396	6,500,396
Effect of dilutive stock options	3,758	-
Diluted shares	6,504,154	6,500,396

Basic earnings per common share	$0.01	$0.05
Diluted earnings per common share	$0.01	$0.05

	Nine Months Ended September 30,
Basic earnings per common share calculation:	2012	2011
Numerator: Net income available to common shareholders	$130,489	$496,185
Denominator: Weighted avg. common shares outstanding	6,500,396	6,500,396
Effect of dilutive stock options	59,090	-
Diluted shares	6,559,486	6,500,396

Basic earnings per common share	$0.02	$0.07
Diluted earnings per common share	$0.02	$0.07

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of ASC 718, Compensation –Stock Compensation. As a result, for the nine month period ended September 30, 2012, the compensation cost charged to earnings related to the vested incentive stock options was approximately $56,000, which had no material impact on earnings per share.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock. The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant. The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The incentive stock options vest 30 percent on the second anniversary of the grant date, 60 percent on the third anniversary of the grant date and 100 percent on the fourth anniversary of the grant date, and the non-qualified stock options vest 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. The options expire ten years from the grant date. At September 30, 2012, the total remaining compensation cost to be recognized on non-vested options is approximately $357,000. A summary of the status of these stock option plans is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2011	572,600	$4.63	5.7 Years	$-
Granted	202,000	1.65	9.4 Years
Exercised	-	-
Forfeited	104,300	3.89
Outstanding at September 30, 2012	670,300	$3.86	6.4 Years	$81,910
Options exercisable at September 30, 2012	274,680	$6.82

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock. On October 15, 1997, the Bank stock options were converted to Cornerstone stock options. Only non-qualified stock options may be granted under the plan. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the maximum term is ten years. Vesting is 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. At September 30, 2012, the total remaining compensation cost to be recognized on non-vested options is approximately $70,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2011	55,250	$5.98	4.9 Years	$-
Granted	90,000	1.65	9.4 Years
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2012	145,250	$3.30	7.4 Years	$20,700
Options exercisable at September 30, 2012	55,250	$5.98

The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2012 was $0.78. This was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	7.0 Years
Expected volatility	44.62%
Risk-free interest rate	1.44%

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$4,011,585	$56,906	$-	$4,068,491

State and municipal securities	22,001,757	2,023,437	(20,690)	24,004,504

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	9,894,087	167,082	-	10,061,169

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	43,963,078	97,546	(3,488)	44,057,136

	$79,870,507	$2,344,971	$(24,178)	$82,191,300

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$51,385	$1,435	$-	$52,820

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$4,176,301	$13,978	$-	$4,190,279

State and municipal securities	22,902,892	1,584,284	(50,919)	24,436,257

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	11,723,499	150,767	(3,096)	11,871,170

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	45,431,456	131,215	(2,940)	45,559,731

	$84,234,148	$1,880,244	$(56,955)	$86,057,437

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	$68,643	$1,841	$-	$70,484

At September 30, 2012, securities with a fair value totaling approximately $72 million were pledged to secure public funds, securities sold under agreements to repurchase, the Federal Home Loan Bank (sometimes referred to herein as “FHLB”) as collateral for the Bank’s borrowings, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Reserve Discount Window.

The amortized cost and estimated market value of securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due from one year to five years	873,012	959,363	-	-
Due from five years to ten years	5,724,921	6,324,325	-	-
Due after ten years	19,415,409	20,789,307	-	-
	$26,013,342	$28,072,995	$-	$-

Mortgage-backed securities	53,857,165	54,118,305	51,385	52,820

	$79,870,507	$82,191,300	$51,385	$52,820

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, as of September 30, 2012 and as of December 31, 2011:

	As of September 30, 2012
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
State and municipal securities	$557,395	$(20,690)	$-	$-	$557,395	$(20,690)

Mortgage-backed Securities:
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	13,528,692	(2,969)	1,688,000	(519)	15,216,692	(3,488)
	$14,086,087	$(23,659)	$1,688,000	$(519)	$15,774,087	$(24,178)

	As of December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities available for sale:
State and municipal securities	$1,735,771	$(50,919)	$-	$-	$1,735,771	$(50,919)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	-	-	3,133,826	(3,096)	3,133,826	(3,096)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	-	-	6,954,999	(2,940)	6,954,999	(2,940)
	$1,735,771	$(50,919)	$10,088,825	$(6,036)	$11,824,596	$(56,955)

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at September 30, 2012 or December 31, 2011.

At September 30, 2012 and December 31, 2011, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

State and municipal securities: At September 30, 2012, one investment in obligations of state and municipal securities had unrealized losses. The Bank believes the unrealized losses on this investment was caused by the interest rate environment and does not relate to the underlying credit quality of the issuer. Because the Bank has the intent and ability to hold the investment for a time necessary to recover its amortized cost basis, which may be maturity, the Bank does not consider the investment to be other-than-temporarily impaired at September 30, 2012.

Mortgage-backed securities: At September 30, 2012, seven investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at September 30, 2012.

Note 4. Loans and Allowance for Loan Losses

At September 30, 2012 and December 31, 2011, loans are summarized as follows (in thousands):

	September 30,	December 31,
	2012	2011
Commercial real estate-mortgage:
Owner-occupied	$61,229	$62,999
All other	65,501	63,058
Consumer real estate-mortgage	71,050	70,543
Construction and land development	33,612	31,031
Commercial and industrial	40,012	37,458
Consumer and other	2,416	2,676
Total loans	273,820	267,765
Less: Allowance for loan losses	(5,280)	(7,400)

Loans, net	$268,540	$260,365

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The composition of loans by loan classification for impaired and performing loan status at September 30, 2012 and December 31, 2011, is summarized in the tables below (amounts in thousands):

September 30, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$114,969	$68,533	$32,660	$37,027	$2,416	$255,605
Impaired loans	11,761	2,517	952	2,985	-	18,215
Total	$126,730	$71,050	$33,612	$40,012	$2,416	$273,820

December 31, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$112,064	$64,026	$29,323	$34,259	$2,676	$242,348
Impaired loans	13,993	6,517	1,708	3,199	-	25,417
Total	$126,057	$70,543	$31,031	$37,458	$2,676	$267,765

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of September 30, 2012 and December 31, 2011 (amounts in thousands):

September 30, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$919	$863	$319	$-	$9	$2,110
Impaired loans	2,193	324	446	207	-	3,170
Total	$3,112	$1,187	$765	$207	$9	$5,280

December 31, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$952	$1,264	$174	$18	$16	$2,424
Impaired loans	2,605	1,254	653	464	-	4,976
Total	$3,557	$2,518	$827	$482	$16	$7,400

The following tables detail the changes in the allowance for loan losses for the nine month period ending Septembere 30, 2012 and year ending December 31, 2011, by loan classification (amounts in thousands):

September 30, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$3,557	$2,518	$827	$482	$16	$7,400
Charged-off loans	(951)	(811)	(732)	(72)	(18)	(2,584)
Recovery of charge-offs	66	26	140	121	11	364
Provision for loan losses	440	(546)	530	(324)	-	100
Ending balance	$3,112	$1,187	$765	$207	$9	$5,280

December 31, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,793	$3,111	$3,238	$925	$65	$9,132
Charged-off loans	(1,238)	(1,613)	(232)	(56)	(29)	(3,148)
Recovery of charge-offs	259	65	532	94	21	971
Provision for loan losses	2,743	955	(2,711)	(501)	(41)	445
Ending balance	$3,557	$2,518	$827	$482	$16	$7,400

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

If a loan is classified as a problem asset, it will be assigned one of the following loan grades: substandard, substandard-impaired, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When the Bank classifies an asset as substandard or doubtful a specific allowance for loan losses may be established.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of September 30, 2012 and December 31, 2011 (amounts in thousands):

September 30, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$108,433	$57,659	$29,147	$36,134	$2,261	$233,634
Special mention	5,961	7,003	2,820	710	149	16,643
Substandard	575	3,871	693	183	6	5,328
Substandard-impaired	11,761	2,517	952	2,985	-	18,215
	$126,730	$71,050	$33,612	$40,012	$2,416	$273,820

December 31, 2011	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$101,161	$55,160	$27,207	$31,426	$2,648	$217,602
Special mention	9,805	5,122	804	2,620	7	18,358
Substandard	1,098	3,744	1,312	213	21	6,388
Substandard-impaired	11,493	6,517	1,708	3,199	-	22,917
Doubtful	2,500	-	-	-	-	2,500
	$126,057	$70,543	$31,031	$37,458	$2,676	$267,765

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of September 30, 2012 and December 31, 2011 (in thousands):

				For the quarter ended
	At September 30, 2012			September 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$5,565	$5,595	$-	$4,627	$103
Consumer real estate – mortgage	1,764	3,596	-	1,490	66
Construction and land development	246	253	-	505	4
Commercial and industrial	2,224	2,251	-	2,422	19
Total	$9,799	$11,695	$-	$9,044	$192

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$6,196	$7,645	$2,193	$7,574	$75
Consumer real estate – mortgage	753	753	324	3,817	8
Construction and land development	706	706	446	686	13
Commercial and industrial	761	761	207	565	27
Total	$8,416	$9,865	$3,170	$12,642	$123

Total impaired loans	$18,215	$21,560	$3,170	$21,686	$315

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

				For the year ended
	At December 31, 2011			December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$4,354	$4,354	$-	$5,378	$330
Consumer real estate – mortgage	322	322	-	3,589	21
Construction and land development	829	1,023	-	1,099	59
Commercial and industrial	2,691	2,691	-	1,207	165
Total	$8,196	$8,390	$-	$11,273	$575

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$9,639	$9,694	$2,605	$5,912	$645
Consumer real estate – mortgage	6,195	6,257	1,254	5,333	294
Construction and land development	879	879	653	294	62
Commercial and industrial	508	508	464	784	65
Total	$17,221	$17,338	$4,976	$12,323	$1,066

Total impaired loans	$25,417	$25,728	$4,976	$23,596	$1,641

The following tables present an aged analysis of past due loans as of September 30, 2012 and December 31, 2011 (dollars in thousands):

September 30, 2012	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$1,026	$-	$2,438	$3,464	$57,765	$61,229
All other	1,081	-	2,178	3,259	62,242	65,501
Consumer real estate-mortgage	1,075	-	737	1,812	69,238	71,050
Construction and land development	250	-	3	253	33,359	33,612
Commercial and industrial	243	-	2,614	2,857	37,155	40,012
Consumer and other	144	-	1	145	2,271	2,416
Total	$3,819	$-	$7,971	$11,790	$262,030	$273,820

December 31, 2011	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$4,791	$-	$63	$4,854	$58,145	$62,999
All other	497	-	2,500	2,997	60,061	63,058
Consumer real estate-mortgage	1,163	-	3,641	4,804	65,739	70,543
Construction and land development	103	-	1,622	1,725	29,306	31,031
Commercial and industrial	1,578	-	42	1,620	35,838	37,458
Consumer and other	26	-	14	40	2,636	2,676
Total	$8,158	$-	$7,882	$16,040	$251,725	$267,765

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur. At September 30, 2012 and December 31, 2011, the Bank has loans of approximately $8,667,000 and $5,026,000, respectively, that were modified for troubled debt restructuring. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral or other similar strategies.

The following table presents a summary of loans that were modified as troubled debt restructurings during the nine month period ending September 30, 2012 (amounts in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
		Recorded	Recorded
	Number of Contracts	Investment	Investment
Commercial real estate-mortgage	2	$4,233	$4,233
Consumer real estate-mortgage	1	65	65
Construction and land development	3	1,178	1,178
Commercial and industrial	4	2,408	2,408

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should customers default on their resulting obligation the Bank’s maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at September 30, 2012 is as follows:

Commitments to extend credit	$34.9 million
Standby letters of credit	$2.7 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at September 30, 2012 will not have a material effect on Cornerstone’s consolidated financial statements.

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

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments. There have been no changes in the methodologies used at September 30, 2012 and December 31, 2011.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$4,068,491	$-	$4,068,491	$-
State and municipal securities	24,004,504	-	24,004,504	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	10,061,169	-	10,061,169	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	44,057,136	-	44,057,136	-

Total securities available for sale	$82,191,300	$-	$82,191,300	$-

Cash surrender value of life insurance	$1,191,487	$-	$1,191,487	$-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$4,190,279	$-	$4,190,279	$-
State and municipal securities	24,436,257	-	24,436,257	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA	11,871,170	-	11,871,170	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	45,559,731	-	45,559,731	-

Total securities available for sale	$88,057,437	$-	$88,057,437	$-

Cash surrender value of life insurance	$1,166,774	$-	$1,166,774	$-

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at September 30, 2012 and December 31, 2011 for which a nonrecurring change in fair value was recorded (amounts in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,246	$-	$5,246	$-
Foreclosed assets (OREO & Repossessions)	22,376	-	22,376	-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$12,245	$-	$12,245	$-
Foreclosed assets (OREO & Repossessions)	18,524	-	18,524	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at September 30, 2012 and December 31, 2011. Losses derived from Level 2 inputs were calculated by models incorporating significant observable market data.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount and estimated fair value of Cornerstone's financial instruments at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$34,832	$34,832	$38,883	$38,883
Securities	82,243	82,244	86,126	86,128
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	268,541	269,422	260,365	260,515
Cash surrender value of life insurance	1,191	1,191	1,167	1,167
Accrued interest receivable	1,351	1,351	1,327	1,327

Liabilities:
Noninterest-bearing demand deposits	43,213	43,213	43,990	43,990
Interest-bearing demand deposits	24,596	24,596	22,353	22,353
Savings deposits and money market accounts	72,959	72,959	46,857	46,857
Time deposits	188,195	188,453	200,841	203,453
Federal funds purchased and securities sold under agreements to repurchase	19,380	19,380	29,391	29,391
Federal Home Loan Bank advances and other borrowings	37,175	37,175	43,045	43,045
Accrued interest payable	136	136	111	111

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-

Lines of credit	-	-	-	-

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Three months ended
	September 30
(Amounts in thousands)
Assets		2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$270,109	$4,241	6.23%	$269,715	$4,531	6.67%
Investment securities	91,889	478	2.36%	108,963	574	2.40%
Other earning assets	27,460	16	0.23%	18,193	9	0.20%
Total earning assets	389,458	$4,735	4.89%	396,872	$5,114	5.20%
Allowance for loan losses	(5,892)			(6,792)
Cash and other assets	34,878			33,120
TOTAL ASSETS	$418,443			$423,200

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$26,357	$21	0.32%	$24,197	$20	0.33%
Savings deposits	10,702	10	0.36%	9,772	13	0.51%
MMDA's	56,761	114	0.79%	30,975	79	1.01%
Time deposits	189,882	612	1.28%	218,622	900	1.63%
Federal funds purchased and securities sold under agreements to repurchase	19,471	22	0.45%	23,250	33	0.57%
Federal Home Loan Bank and other borrowings	37,336	394	4.19%	43,078	465	4.29%
Total interest-bearing liabilities	340,509	1,173	1.37%	349,894	1,510	1.71%
Net interest spread		$3,562	3.53%		$3,604	3.49%
Noninterest-bearing demand deposits	40,722			41,800
Accrued expenses and other liabilities	(288)			(64)
Shareholders' equity	37,501			31,569
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$418,443			$423,200
Net yield on earning assets			3.70%			3.69%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		69			85
Total adjustment		69			85

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Nine months ended
	September 30
(Amounts in thousands)
Assets		2012			2011
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$266,187	$12,571	6.31%	$275,267	$13,692	6.65%
Investment securities	91,827	1,563	2.58%	112,850	1,763	2.38%
Other earning assets	25,535	44	0.23%	22,496	38	0.22%
Total earning assets	383,549	$14,179	5.02%	410,613	$15,493	5.12%
Allowance for loan losses	(6,345)			(7,707)
Cash and other assets	35,968			32,538
TOTAL ASSETS	$413,172			$435,444

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$26,526	$65	0.33%	$26,717	$65	0.33%
Savings deposits	10,317	29	0.37%	9,737	37	0.51%
MMDA's	47,625	305	0.86%	27,137	202	1.00%
Time deposits	191,378	1,946	1.36%	233,079	2,964	1.70%
Federal funds purchased and securities sold under agreements to repurchase	22,309	77	0.46%	23,391	98	0.56%
Federal Home Loan Bank and other borrowings	39,990	1,281	4.28%	49,329	1,590	4.31%
Total interest-bearing liabilities	338,145	3,703	1.46%	369,390	4,957	1.79%
Net interest spread		$10,475	3.55%		$10,536	3.33%
Noninterest-bearing demand deposits	38,684			37,463
Accrued expenses and other liabilities	(163)			(81)
Shareholders' equity	36,507			28,672
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$413,172			$435,444
Net yield on earning assets			3.73%			3.51%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		212			246
Total adjustment		212			246

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

The following is a discussion of Cornerstone’s financial condition at September 30, 2012 and December 31, 2011 and our results of operations for the three and nine months ended September 30, 2012 and 2011. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

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

Consent Order and Written Agreement

On April 2, 2010, Cornerstone Community Bank (the "Bank"), the wholly owned subsidiary bank of Cornerstone, entered into a Stipulation to the Issuance of a Consent Order (the "Stipulation") with the Federal Deposit Insurance Corporation (the "FDIC"). Pursuant to the Stipulation, the Bank consented, without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulations, to the issuance of a Consent Order (the "Order") by the FDIC, also effective as of April 2, 2010. On April 8, 2010, the Bank also executed a written agreement (the "Agreement") with the Tennessee Department of Financial Institutions ("TDFI").

The Order and the Agreement (collectively, the "Action Plans") contained substantially similar terms and were based on the findings of the FDIC and TDFI during their joint examination of the Bank commenced on October 8, 2009 (the "Examination"), as disclosed in the Joint Report of Examination (the "Report"). The Order and the Agreement represented agreements between the Bank, on the one hand, and the FDIC and the TDFI, respectively, on the other hand, as to areas of the Bank's operations that warranted improvement and presented plans for making those improvements. The Action Plans imposed no fines or penalties on the Bank.

The Action Plans required the Bank to implement several governance, budgeting, credit management, risk management and reporting procedures. The Bank substantially complied with the terms of the Action Plans.

On August 17, 2012, the FDIC and the TDFI issued written confirmation to the Bank’s Board of Directors that the Action Plans had been terminated.

Some of the procedures established by the Action Plans remain in place, including the requirement for approval by the Regional director of the FDIC and the Commissioner of the Tennessee Department of Financial Institutions of any dividends declared or paid by the Bank to its parent, Cornerstone.

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

To date the most significant impact of the FRBA’s letter relates to the payment of dividends on the Preferred Shares. However, Cornerstone has been able to consistently raise additional capital and the company has generated positive earnings during 2012. These two elements coupled with the Bank’s stabilization of asset quality have, in Cornerstone’s estimation, led to the approval of the Preferred Shares dividend payments.

Review of Financial Performance

As of September 30, 2012, Cornerstone had total consolidated assets of approximately $425 million, total loans of approximately $274 million, total securities of approximately $82 million, total deposits of approximately $329 million and stockholders’ equity of approximately $38 million. Net income for the three and nine month period ended September 30, 2012 totaled $364,246 and $1,031,348, respectively.

Results of Operations

Net income for the three months ended September 30, 2012 was $364,246 or $0.01 basic earnings per common share, compared to a net income of $523,668 or $0.05 basic earnings per common share, for the same period in 2011. Net income for the nine months ended September 30, 2012 was $1,031,348 or $0.02 basic earnings per common share, compared to a net income of $917,230 or $0.07 basic earnings per common share, for the same period in 2011.

The following table presents our results for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 (amounts in thousands).

			2012-2011				2012-2011
	Three months		Percent	Dollar	Nine months		Percent	Dollar
	ended September 30,		Increase	Amount	ended September 30,		Increase	Amount
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Interest income	$4,735	$5,114	(7.41)%	$(379)	$14,178	$15,493	(8.48)%	$(1,315)
Interest expense	1,172	1,510	(22.36)%	(338)	3,703	4,957	(25.29)%	(1,254)
Net interest income before provision for loan loss	3,563	3,604	(1.14)%	(41)	10,475	10,536	(0.58)%	(61)

Provision for loan loss	100	115	(13.04)%	(15)	100	145	(31.03)%	(45)
Net interest income after provision for loan loss	3,463	3,489	(0.75)%	(26)	10,375	10,391	(0.15)%	(16)

Total noninterest income	258	323	(19.94)%	(65)	778	909	(14.41)%	(131)
Total noninterest expense	3,203	3,076	4.13%	127	9,700	10,151	(4.44)%	(451)

Income before income taxes	519	736	(29.55)%	(217)	1,453	1,149	26.48%	304

Provision for income taxes	154	212	(27.22)%	(58)	422	232	81.90%	190

Net income	$364	$524	(30.50)%	$(160)	$1,031	$917	12.46%	$114

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of our earnings. For the three months ended September 30, 2012, net interest income before the provision for loan loss, decreased approximately $41 thousand or 1.14 percent over the same period of 2011. For the nine months ended September 30, 2012, net interest income before the provision for loan loss decreased $61 thousand or 0.58 percent.

Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities) was 3.53 percent compared to 3.49 percent for the three month periods ended September 30, 2012 and 2011, respectively. The interest rate spread on a tax equivalent basis was 3.55 percent compared to 3.33 percent for the nine month periods ended September 30, 2012 and 2011, respectively.

The net interest margin on a tax equivalent basis was 3.70 percent and 3.69 percent for the three months ending, September 30, 2012 and 2011, respectively. The net interest margin on a tax equivalent basis was 3.73 percent and 3.51 percent for the nine months ending, September 30, 2012 and 2011, respectively.

Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The Bank’s interest income has been negatively impacted when comparing the three and nine months ended September 30, 2012 to September 30, 2011. The primary reason for the decline has resulted from the decrease in the Bank’s loan yield.

➢	Loan yield for the three months ended September 30, 2012, equaled 6.23 percent compared to 6.67 percent as of September 30, 2011.

➢	Loan yield for the nine months ended September 30, 2012, equaled 6.31 percent compared to 6.65 percent as of September 30, 2011.

The decrease in interest income has been offset by a reduction in cost of funds.

➢	Total interest cost for the three months ended September 30, 2012, equaled 1.37 percent compared to 1.71 percent as of September 30, 2011.

➢	Total interest cost for the nine months ended September 30, 2012, equaled 1.46 percent compared to 1.79 percent as of September 30, 2011.

The cost of funds reduction was the result of a decrease in interest rates paid by the Bank and a change in the deposit mix with customers choosing to place deposits in transactional accounts rather than certificates of deposit. The Bank’s cost of funds were approximately $1.2 million for the three months ended September 30, 2012 compared to $1.5 million during the same time period in 2011.

The Bank’s loan portfolio yield decreased to 6.23 percent for the three months ended September 30, 2012 compared to 6.67 percent for the three months ended September 30, 2011. Management believes the interest rates on loans will continue to decrease as the Bank attempts to increase its outstanding loan balances in a very competitive market. However, if management is successful in increasing the amount of outstanding loans, the resulting change in asset mix would increase the Bank’s total interest income.

For the three month period ended September 30, 2012, the Bank’s investment portfolio yielded 2.36 percent compared to 2.40 percent for the same time period in 2011. The Bank decreased the amount of its investment portfolio from a nine months ended average balance of approximately $113 million as of September 30, 2011 to approximately $92 million as of September 30, 2012. The reduction in investments is due, in part, to a decrease in pledging requirements as the Bank has repaid $32 million in Federal Home Loan Bank advances since March 31, 2010. Management believes the present level of investment securities is sufficient to provide for all pledging needs and represents an appropriate amount of the balance sheet to provide liquidity and interest rate protection.

The Bank’s net interest margin for the nine month period ending September 30, 2012 compared to September 30, 2011 increased by 22 basis points. The primary reason for the improvement resulted from a reduction in cost of funds. The Bank expects the net interest margin to continue to increase over the next four quarters as the Bank converts cash and foreclosed assets into earning assets such as loans.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Cornerstone recorded $100 thousand in provision for loan losses for the three months ended September 30, 2012 compared to $115 thousand for the three months ended September 30, 2011.

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

The following table presents the components of noninterest income for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

			2012-2011			2012-2011
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Service charges on deposit accounts	$198	$216	(8.33)%	$602	$657	(8.37)%
Realized gains on sale of securities	-	60	(100.00)%	-	107	(100.00)%
Net gains / (losses) on sale of loans and other assets	48	32	50.00%	124	88	40.91%
Other noninterest income	13	15	(13.33)%	52	57	(8.77)%
Total noninterest income	$259	$323	(19.81)%	$778	$909	(14.41)%

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

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands).

			2012-2011			2012-2011
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)
Salaries and employee benefits	$1,566	$1,459	7.33%	$4,727	$4,504	4.95%
Occupancy and equipment expense	355	362	(1.93)%	1,038	1,118	(7.16)%
Foreclosed asset expense, net	314	307	2.28%	945	1,385	(31.77)%
FDIC depository insurance	237	234	1.28%	683	798	(14.41)%
Other operating expense	731	715	2.24%	2,307	2,346	(1.66)%
Total noninterest expense	$3,203	$3,077	4.09%	$9,700	$10,151	(4.44)%

Significant matters relating to the changes to noninterest expense are presented below:

Cornerstone’s employee expense increased slightly when comparing the three and nine months ended September 30, 2011 to September 30, 2012. The increase is primarily attributable to an increase in the number of commercial relationship managers. These employees will assist the Bank in obtaining its future loan growth goals. Management expects employee expense to continue to increase slightly during 2012-2013 as employee benefits are increased as the Bank’s performance improves.

As of September 30, 2012, the Bank had incurred approximately $945 thousand pertaining to net foreclosed asset expenses compared to approximately $1.4 million as of September 30, 2011 for the nine months ended. Management, in its financial reporting process, nets the foreclosed assets expense and write-downs against the revenue generated from income producing real estate. Management anticipates elevated foreclosed asset expense for the remainder of 2012 and 2013.

For the nine months ended, depository insurance decreased from approximately $798 thousand as of September 30, 2011 to approximately $683 thousand as of September 30, 2012. The reduction in expense is primarily due to a reduction of deposit levels during the year. Management anticipates a further reduction in depository insurance expense as a result of the FDIC upgrading the Bank’s safety and soundness classification. The reduction in expense is estimated to be 40 percent.

Financial Condition

     Overview-Cornerstone’s consolidated assets totaled approximately $423 million as of December 31, 2011. As of September 30, 2012, total consolidated assets had increased approximately $2 million to approximately $425 million.

Liabilities as of September 30, 2012 and December 31, 2011 totaled approximately $387 million.

Stockholders’ equity as of September 30, 2012 and December 31, 2011 totaled approximately $38 million and $35 million, respectively.

     Securities-The Bank’s investment portfolio, primarily consisting of Ginnie Mae Agency, mortgage-backed securities and municipal securities, amounted to approximately $82 million as of September 30, 2012 compared to approximately $86 million as of December 31, 2011. The primary purposes of the Bank’s investment portfolio are to provide liquidity, satisfy pledging requirements, collateralize the Bank’s repurchase accounts and secure the Bank’s FHLB borrowings.

     Loans-The composition of loans at September 30, 2012 and at December 31, 2011 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage
Owner-occupied	$61,229	22.36%	$62,999	23.53%
All other	65,501	23.92%	63,058	23.55%
Consumer real estate-mortgage	71,050	25.95%	70,543	26.35%
Construction and land development	33,612	12.28%	31,031	11.59%
Commercial and industrial	40,012	14.61%	37,458	13.98%
Consumer and other	2,416	0.88%	2,676	1.00%
Total loans	273,820	100.00%	267,765	100.00%
Less: Allowance for loan losses	(5,280)		(7,400)

Loans, net	$268,540		$260,365

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

During the third quarter of 2012, the Bank recorded $100 thousand in provision expense to the loan loss allowance. Management believes that it has established an allowance for loan losses that adequately accounts for the Bank’s identified loan impairment. However, additional provision to the loan loss allowance may be needed in future quarters as the Bank works its problem assets through the collection cycle.

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2012 and for the year ended December 31, 2011 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	September 30,	December 31,
	2012	2011
Balance, beginning of period	$7,400	$9,132
Loans charged-off	(2,584)	(3,148)
Recoveries of loans previously charged-off	364	971
Provision for loan losses	100	445
Balance, end of period	$5,280	$7,400

Total loans	$273,820	$267,765

Ratio of allowance for loan losses to loans outstanding at the end of the period	1.93%	2.76%

Ratio of net charge-offs to total loans outstanding for the period	0.81%	0.81%

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

The Bank has experienced a stabilization in its loan quality as the Chattanooga, Tennessee Metropolitan Statistical Area begins to recover from a long economic downturn. The number and dollar amount of impaired loans remained consistent during the third quarter of 2012. Management anticipates that its loan asset quality will improve as the economy recovers.

The following table summarizes Cornerstone’s non-performing assets at each quarter end from December 31, 2011 to September 30, 2012 (amounts in thousands):

	September 30,	June 30,	March 31,	December 31,
	2012	2012	2012	2011
Non-accrual loans	$7,971	$7,124	$10,767	$7,882
Foreclosed assets	22,376	22,144	18,957	18,524
Total non-performing assets	$30,347	$29,268	$29,724	$26,406

30-89 days past due loans	$3,819	$2,495	$5,040	$8,158
Total loans outstanding	$273,820	$263,749	$262,788	$267,765
Allowance for loan losses	$5,280	$6,029	$6,024	$7,400

Ratio of non-performing loans to total loans outstanding at the end of the period	2.91%	2.70%	4.10%	2.94%

Ratio of non-performing assets to total allowance for loan losses at the end of the period	574.73%	485.45%	493.43%	356.84%

The Bank’s non-accrual balances increased during the third quarter of 2012 as problem credits moved through the collection cycle. Management has seen a decrease in the number of downgraded loans, which have in the past, led to past due and non-accrual problem assets and as a result expects problem asset levels to decrease.

Non-accrual loans increased to approximately $8.0 million as of September 30, 2012 from approximately $7.1 million as of June 30, 2012. The majority of non-accrual loans are concentrated in three loan relationships. The Bank anticipates non-accrual loans to decrease by year-end 2012 as the Bank forecloses on these delinquent relationships or as the credits are able to be upgraded to an accruing status.

The Bank’s foreclosed assets increased to approximately $22 million as of September 30, 2012. The Bank has seen an increase in the level of interest in its properties by potential buyers. As a result, management does anticipate a decrease in the amount of foreclosed assets as the Bank sells existing other real estate owned.

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

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Core funding:
Noninterest-bearing demand deposits	$43,213	11.27%	$43,990	11.47%
Interest-bearing demand deposits	24,596	6.42%	22,353	5.83%
Savings & money market accounts	72,959	19.03%	46,857	12.22%
Time deposits under $100,000	91,170	23.78%	98,734	25.75%
Total core funding	231,938	60.50%	211,934	55.27%

Non-core funding:
Time deposit of $100,000 or more	$97,026	25.31%	$102,107	26.63%
Fed funds purchased and securities sold under agreements to repurchase	19,380	5.06%	29,391	7.67%
Federal Home Loan Bank advances	35,000	9.13%	40,000	10.43%
Total non-core funding	151,406	39.50%	171,498	44.73%

Total	$383,344	100.00%	$383,432	100.00%

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

     Capital Resources-At September 30, 2012 and December 31, 2011, Cornerstone’s stockholders’ equity amounted to approximately $38.1 million and approximately $35.2 million, respectively.

Cornerstone’s stockholders’ equity increased approximately $2.9 million during the first nine months of 2012. Significant increases in equity can be attributed to Cornerstone’s year to date 2012 earnings of approximately $1.0 million and additional capital from Cornerstone’s preferred stock offering of approximately $2.3 million. The most significant transaction that decreased Cornerstone’s equity during the third quarter of 2012 was the payment of a preferred stock dividend which totaled approximately $266 thousand. The dividend was payable to record holders as of March 31, 2012 with a payment date of August 30, 2012.

The following is a summary of the Bank’s capital ratios as of September 30, 2012:

Tier 1 leverage ratio	8.30%
Tier 1 risk-based capital ratio	11.59%
Total risk-based capital ratio	12.84%

Cornerstone had total outstanding borrowings of approximately $2.2 million as of September 30, 2012 with the Federal Deposit Insurance Corporation as Receiver for Silverton Bank, N.A.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer and Chief Financial Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiary) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

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

Cornerstone Bancshares, Inc.

Date: November 14, 2012	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2012	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

