Form 10-K
period 2012-12-31
CORNERSTONE BANCSHARES INC
filed 2013-03-28
CIK 1038773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2012 was $10 million. The market value calculation was determined using the closing sale price of the Registrant’s common stock on June 30, 2012, as reported on the OTC Bulletin Board. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the Registrant. As of the close of business on December 31, 2012 there were 6,500,396 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of this Annual Report on Form 10-K, as well as the following:  (i) the possibility that our asset quality would decline or if we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers (v) economic conditions in the local markets where we operate, (vi) the impact of obtaining regulatory approval prior to the payment of dividends, (vii) the impact of our Series A Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (viii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (ix) the impact of recently enacted legislation on our business, (x) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (xi) adverse impact on operations and financial condition due to changes in interest rates, (xii) our ability to obtain additional capital and, if obtained, the possible significant dilution to current shareholders, (xiii) the impact of recently enacted legislation on our business, (xiv) the impact of federal and state regulations on our operations and financial performance, (xv) whether a significant deferred tax asset we have can be fully realized, (xvi) our ability to retain the services of key personnel, (xvii) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xviii) our ability to adapt to technological changes. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

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

At December 31, 2012, the Bank had five full-service banking offices located in Hamilton County, Tennessee and one loan production office located in Dalton, Georgia.

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

Employees

As of December 31, 2012, Cornerstone had 105 full-time equivalent employees. The employees are not represented by a collective bargaining unit. Cornerstone believes that its relationship with its employees is good.

Competition

All phases of the Bank’s banking activities are highly competitive. The Bank competes actively with over 20 commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Hamilton County, Tennessee.

The Bank’s deposits totaled approximately $345 million as of December 31, 2012. The deposit base represents approximately 4% of the deposit base in the Chattanooga, Tennessee Metropolitan Statistical Area (MSA). Three major regional banks represent approximately 60% of the deposits in the Chattanooga, Tennessee MSA. These larger financial institutions have greater resources and higher lending limits than the Bank, and each of the three institutions has over 20 branches in the Chattanooga, Tennessee MSA. There are also several credit unions located in Hamilton County, Tennessee. Credit unions are not subject to the same income tax structure as commercial banks. This advantage enables credit unions to offer competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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

Supervision and Regulation

Cornerstone and the Bank are subject to state and federal banking laws and regulations that impose specific requirements and restrictions and provide for general regulatory oversight over virtually all aspects of our operations. These laws and regulations generally are intended to protect depositors, not shareholders. The following discussion is only a general summary of some of the more significant statutory and regulatory provisions. This summary is qualified by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business and prospects.

General

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

On April 2, 2010, the Bank entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) with the FDIC. Pursuant to the Stipulation, the Bank consented, without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulations, to the issuance of a Consent Order (the “Order”) by the FDIC, also effective as of April 2, 2010. On April 8, 2010, the Bank also executed a written agreement (the “Agreement”) with the TDFI.

The Order and the Agreement (collectively, the “Action Plans”) contained substantially similar terms and were based on the findings of the FDIC and TDFI during their joint examination of the Bank commenced on October 8, 2009 (the “Examination”), as disclosed in the Joint Report of Examination (the “Report”). The Order and the Agreement represented agreements between the Bank, on the one hand, and the FDIC and the TDFI, respectively, on the other hand, as to areas of the Bank’s operations that warranted improvement and presented plans for making those improvements. The Action Plans imposed no fines or penalties on the Bank.

The Action Plans required the Bank to implement several governance, budgeting, credit management, risk management and reporting procedures. The Bank substantially complied with the terms of the Action Plans. As a result, on August 17, 2012, the FDIC and the TDFI issued written confirmation to the Bank’s Board of Directors that the Action Plans had been terminated. Some of the procedures established by the Action Plans, however, remain in place, including the requirement for approval by the Regional Director of the FDIC and the Commissioner of the TDFI of any dividends declared or paid by the Bank to Cornerstone.

Cornerstone received a letter dated March 30, 2010 from its primary banking regulator, the Federal Reserve Bank of Atlanta (the “FRBA”), directing Cornerstone to obtain the FRBA’s written approval before Cornerstone (i) incurs any indebtedness; (ii) declares or pays any dividends; (iii) redeems any corporate stock; or (iv) makes any other payment representing a reduction in its capital, except for the payment of normal and routine operating expenses. As required by the letter, Cornerstone sought and received the FRBA’s approval for payment of dividends on its preferred stock in 2012. The letter notes that the condition of the Bank has caused Cornerstone to be in “troubled condition” under Regulation Y. As a result, notice to the FRBA is required before Cornerstone undertakes any changes in senior executive management or directorships, and approval of the FRBA (with the written concurrence of the FDIC) must be obtained before Cornerstone grants or enters into any agreement to provide a golden parachute or severance payment. To date, Cornerstone is in compliance with the requirements of the FRBA letter.

To date the most significant impact of the FRBA’s letter relates to the payment of dividends on Cornerstone’s preferred stock. However, Cornerstone has been able to consistently raise additional capital and the company generated positive earnings during 2012. These two elements coupled with the Bank’s stabilization of asset quality have, in Cornerstone’s estimation, led to the approval of dividend payments on the preferred stock.

FDIC Insurance of Deposit Accounts

The FDIC insures the deposit accounts of the Bank up to the maximum amount provided by law. The general insurance limit is $250,000. The Dodd-Frank Act, which is discussed in more detail below, provided for temporary, unlimited deposit insurance for all non-interest bearing transaction accounts through December 31, 2012. Beginning January 1, 2013, noninterest bearing transaction accounts are no longer insured separately from depositors’ other accounts at the same bank.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories. Under the rules in effect through March 31, 2011, these rates were applied to the institution’s deposits. Each institution was assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses were assigned to Risk Category I. Risk Categories II, III and IV presented progressively greater risks to the DIF. A range of initial base assessment rates applied to each risk category, subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits.

As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011 under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits. Under these rules, an institution with total assets of less than $10 billion is assigned to a risk category as described above, and a range of initial base assessment rates apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the statutory minimum DRR to 1.35% on institutions with assets of less than $10 billion from the former statutory minimum of 1.15%.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly. In 2012 it was 0.66 cents per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

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

Bank holding companies are required to serve as a source of financial strength to their subsidiary banks. Most bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal constitutes an unsafe or unsound practice that would violate any law, regulation, Federal Reserve Board order or directive or any condition imposed by, or written agreement with, the Federal Reserve Board. The prior notice requirement does not apply to certain “well-capitalized” bank holding companies that meet specified criteria.

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

Specific Legislation Affecting Cornerstone and the Bank

The following information summarizes certain statutory and regulatory provisions affecting Cornerstone and the Bank and is qualified in its entirety by reference to such statutory and regulatory provisions.

FIRREA and FDICIA

Far-reaching legislation, including the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) have for years impacted the business of banking. FIRREA primarily affected the regulation of savings institutions rather than the regulation of commercial banks and bank holding companies like the Bank and Cornerstone, but did include provisions affecting deposit insurance premiums, acquisitions of thrifts by banks and bank holding companies, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures and substantially increased penalties for violations of banking statutes, regulations and orders.

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

The additional supervisory powers and regulations mandated by FDICIA include a “prompt corrective action” program based upon five regulatory zones for banks, in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s ratio of tangible equity to total assets reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The FDIC has adopted regulations implementing the prompt corrective action provisions of the FDICIA, which place financial institutions into one of the following five categories based upon capitalization ratios: (1)  a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2)  an “adequately capitalized” institution has a total risk-based ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a ratio of tangible equity to total assets of 2% or less. Institutions in any of the three undercapitalized categories would generally be prohibited from declaring dividends or making capital distributions. The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.

U.S. Banking agencies have recently proposed revisions to their risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (Basel III). The proposed rules would establish tougher capital standards through more restrictive capital definitions, higher risk-weighted assets, additional capital buffers, and higher requirements for minimum capital ratios. These reforms could have a material negative impact on the profitability and returns on equity of U.S. banks, including the Bank.

Various other sections of the FDICIA impose substantial audit and reporting requirements and increase the role of independent accountants and outside directors. Set forth below is a list containing certain other significant provisions of the FDICIA:

▪	annual on-site examinations by regulators (except for smaller, well-capitalized banks with high management ratings, which must be examined every 18 months);

▪	mandated annual independent audits by independent public accountants and an independent audit committee of outside directors for institutions with more than $500,000,000 in assets;

▪	uniform disclosure requirements for interest rates and terms of deposit accounts;

▪	a requirement that the FDIC establish a risk-based deposit insurance assessment system;

▪	authorization for the FDIC to impose one or more special assessments on its insured banks to recapitalize the Bank Insurance Fund (now called the Deposit Insurance Fund);

▪	a requirement that each institution submit to its primary regulators an annual report on its financial condition and management, which report will be available to the public;

▪	a ban on the acceptance of brokered deposits except by well capitalized institutions and by adequately capitalized institutions with the permission of the FDIC, and the regulation of the brokered deposit market by the FDIC;

▪	restrictions on the activities engaged in by state banks and their subsidiaries as principal, including insurance underwriting, to the same activities permissible for national banks and their subsidiaries unless the state bank is well capitalized and a determination is made by the FDIC that the activities do not pose a significant risk to the insurance fund;

▪	a review by each regulatory agency of accounting principles applicable to reports or statements required to be filed with federal banking agencies and a mandate to devise uniform requirements for all such filings;

▪	the institution by each regulatory agency of noncapital safety and soundness standards for each institution it regulates which cover (1) internal controls, (2) loan documentation, (3) credit underwriting, (4) interest rate exposure, (5) asset growth, (6) compensation, fees and benefits paid to employees, officers and directors, (7) operational and managerial standards, and (8) asset quality, earnings and stock valuation standards for preserving a minimum ratio of market value to book value for publicly traded shares (if feasible);

▪	uniform regulations regarding real estate lending; and

▪	a review by each regulatory agency of the risk-based capital rules to ensure they take into account adequate interest rate risk, concentration of credit risk, and the risks of non-traditional activities.

Gramm-Leach-Bliley Act

The activities permissible to Cornerstone and the Bank were substantially expanded by the Gramm-Leach-Bliley Act of 1999 (the “Gramm Act”). The Gramm Act repealed the anti-affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies. The Gramm Act amended the Act to permit a financial holding company to engage in any activity and acquire and retain any company that the Federal Reserve Board determines to be (i) financial in nature or incidental to such financial activity, or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm Act also modified existing law relating to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Bank and Cornerstone, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The impact of the Dodd-Frank Act on the financial services industry will be broad, with enhanced regulatory oversight and compliance, including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. In addition, the Dodd-Frank Act established a new framework for systemic risk and oversight in the industry which has resulted and will continue to result in sweeping changes in the regulation of financial institutions aimed at strengthening safety and soundness for the financial services sector. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•	Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•	Federal Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits and provided unlimited federal deposit insurance on non-interest bearing transaction accounts at all insured depository institutions until December 31, 2012. The Dodd-Frank Act also changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminated the ceiling on the size of the DIF and increased the floor of the size of the DIF.

•	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Bureau, responsible for implementing, examining and, for large financial institutions (i.e., those with more than $10 billion in assets), enforcing compliance with federal consumer financial laws. The Bureau will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. On July 21, 2011 the Dodd-Frank Act transferred the responsibility for implementation of a wide variety of existing consumer protection rules and regulations to the Bureau. In addition, the Dodd-Frank Act tasks the Bureau with implementation of many new consumer protection initiatives required by that law. While the exact impact of these future changes is unknown, the Bank expects that it will incur additional expense related to the implementation of those rules. Another provision of the Dodd-Frank Act, commonly known as the Durbin Amendment, became effective October 1, 2011. The Durbin Amendment limits interchange fees payable on debit card transactions for financial institutions with more than $10 billion in assets. While the Durbin Amendment does not directly apply to the Bank, competitive market forces related to the reduction mandated by the Durbin Amendment may result in a decrease in revenue from interchange fees for smaller financial institutions.

•	Interest on Demand Deposit Accounts. The Dodd-Frank Act repeals the prohibition on the payment of interest on demand deposit accounts effective one year after the date of enactment, thereby permitting depository institutions to pay interest on business checking and other accounts.

•	Mortgage Reform. The Dodd-Frank Act provides for mortgage reform addressing a customer’s ability to repay, restricts variable-rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and makes more loans subject to requirement for higher-cost loans, new disclosures and certain other restrictions.

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

Future Legislation

Legislation is regularly introduced in both the United States Congress and the Tennessee General Assembly that contains wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. Such legislation may change banking statutes and the operating environment of Cornerstone and/or the Bank in substantial and unpredictable ways and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance, depending upon whether any of this potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on the financial condition or result of operations of Cornerstone and/or the Bank.

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

If our asset quality were to decline or if we experienced greater loan losses than anticipated, our earnings and overall financial condition will be adversely affected.

Our assets are primarily comprised of loans. The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. While the risk of nonpayment of loans is inherent in banking, we have experienced higher nonpayment levels than anticipated, which has had a significant adverse effect on our earnings and overall financial condition. We have taken actions to prevent future problems, including the creation of a special asset committee to develop and review action plans for minimizing loan losses and the dedication of resources to assist in the collection and recovery process. The Bank has also established a loan review committee comprised of a majority of non-employee directors to periodically review the Bank’s loan portfolio and identify and categorize problem credits. To minimize the likelihood of a substandard loan portfolio, we assess the credit worthiness of customers and perform collateral valuations. Management also maintains an allowance for loan losses based upon, among other things, historical experience and an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if regulatory authorities require us to increase our allowance for loan losses as a part of their examination process, additional provision expense would be incurred and our earnings and capital could be significantly and adversely affected. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of management’s control. These additions may require increased provision expense which would negatively impact our results of operations.

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

Cornerstone is required to obtain regulatory approval prior to the payment of dividends.

Cornerstone’s Series A Convertible Preferred Stock requires annual dividend payments that equal ten percent of the original issue price of $25.00 per share. The dividends are scheduled to be paid at the end of each quarter. However, prior to the payment of the quarterly dividend Cornerstone must first obtain approval from the Federal Reserve Bank (“FRB”). Cornerstone provides information to the FRB which includes an evaluation of asset quality, earnings quarter and year to date and liquidity. To date Cornerstone has received authorization to make all of its declared Series A Convertible Preferred Stock dividends. Prior approval would also be required before common stock dividends could be paid.

Our Series A Convertible Preferred Stock will reduce net income available to holders of our Common Stock and earnings per common share.

The cash dividends paid or accumulated on our Series A Convertible Preferred Stock, and any future capital stock we may issue which is senior to our Common Stock, will reduce any net income available to holders of Common Stock and our earnings per common share. The preferred stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of our Company. To date, we have received regulatory approval first and have made nine dividend payments on the Series A Convertible Preferred Stock. However, because of the need for regulatory approval to pay future dividends on the Series A Convertible Preferred Stock, dividends could accumulate and become quite substantial. The higher these accumulated dividends, the higher the preference payable in the event of liquidation, dissolution or winding up of our Company and the less likely the holders of our Common Stock will be to realize any proceeds in such event.

Negative developments in the financial services industry and U.S. and global capital and credit markets may lead to additional regulation and further deterioration of our results of operations and financial condition.

Negative developments in the capital and credit markets, beginning in 2008 and continuing throughout 2012, have resulted in uncertainty in the financial markets. Financial institutions across the United States, including the Bank, have experienced deteriorating asset quality. Loan portfolios include impaired loans to businesses struggling to stay in operation or achieve adequate cash flow. Further a decline in collateral values supporting these loans has also impacted the ability of a business or consumer to obtain loans or increased financial institutions losses in the event of foreclosure and liquidation. At the same time financial institutions have become concerned about liquidity. This concern has increased the competition for deposits in our local market as well as wholesale funding options. These events have impacted our stock price, as well as the stock price of other bank holding companies. The potential impact of these events may be an expansion of existing or creation of new federal or state laws and regulations regarding lending and funding practices, liquidity standards and compliance issues. See, for example, “RISK FACTORS— We cannot fully predict the impact of recently enacted legislation on our business” below. Continued negative developments below, as well as our ability to respond to these new operating and regulatory requirements could further negatively impact our results of operations. The negative consequences could limit our ability to originate new loans or obtain adequate funding or increase costs associated with regulatory compliance. Ultimately, these changes could result in modifications to our existing or future strategic plans, capital requirements, compensation, financial performance and stock performance.

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

Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Accordingly, changes in interest rates could decrease our net interest income. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and the ability to realize gains from the sale of our assets, all of which ultimately affects earnings. Economic events prompted the Federal Reserve, beginning in September 2007, to reduce its federal funds rate. Due to the rapid decline in interest rates, we were unable to recalibrate our liabilities at the same rate at which loan rates declined. As a result, the net interest margin was impacted negatively during 2009. However, the Bank has been able to improve its net interest margin over the last three years as liabilities have been repriced to lower interest rates. If the Federal Reserve’s federal funds rate remains at extremely low levels or does not increase above our interest rate floors, our funding costs may increase which will negatively impact the net interest margin and our financial performance.

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

U.S. Banking agencies have recently proposed revisions to their risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (Basel III).  The proposed rules would establish tougher capital standards through more restrictive capital definitions, higher risk-weighted assets, additional capital buffers, and higher requirements for minimum capital ratios.  These reforms could have a material negative impact on the profitability and returns on equity of U.S. banks, including the Bank.

We have a significant deferred tax asset and cannot assure you that it will be fully realized.

We have net deferred tax assets of $2.3 million as of December 31, 2012. We did not establish a valuation allowance against our net deferred tax assets as of December 31, 2011 or December 31, 2012 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material temporary adverse effect on our results of operations and financial condition.

We rely heavily on the services of key personnel and the unexpected loss of any of those personnel could adversely affect our operations.

We rely on the strategies and management services of Mr. Nathaniel F. Hughes our President and Chief Executive Officer. The loss of his services could have a material adverse effect on our business, results of operations and financial condition. We are also dependent on certain other key officers who have important customer relationships or are instrumental to our lending and depository operations. We believe that our future results will also depend upon our ability to attract and retain highly skilled and qualified personnel.

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

As of December 31, 2012, the principal offices of Cornerstone are located at 835 Georgia Avenue, Chattanooga, Tennessee 37402. This property is leased by the Bank. In addition, the Bank operates five full-service branches and one loan production office that are located at:

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

As of the end of 2012, neither Cornerstone nor the Bank was involved in any material litigation. The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against Cornerstone or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or Cornerstone’s consolidated financial position.

ITEM 4.	MINE SAFETY DICLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 5, 2013, Cornerstone had 6,500,396 shares of common stock outstanding. Cornerstone’s common stock is quoted on the OTC Bulletin Board under the symbol “CSBQ” but is not listed on a national securities exchange. There are ten market makers who provide a market for Cornerstone’s common stock.

There were approximately 550 holders of record of the common stock as of December 31, 2012. This number does not include shareholders with shares in nominee name held by the Depository Trust Company (DTC). As of the end of 2012, there were approximately 3,871,000 shares held in nominee name by DTC.

Cornerstone paid no cash dividends on common stock in 2011 or 2012. Cornerstone must obtain the approval of the FRBA prior to declaring or paying a dividend on its common or preferred stock. Cornerstone’s board of directors will continue to evaluate the amount of future dividends, if any, after capital needs required for expected growth of assets are reviewed. Subject to regulatory approval, the payment of dividends is within the discretion of the board of directors, considering Cornerstone’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks. Currently, the Bank is under a restriction from the FDIC that no dividend can be paid from the Bank to the holding company without prior approval.

Table 1 presents the high and low closing prices of Cornerstone’s common stock for the periods indicated, as reported by published sources and cash dividends declared on its common stock for the last two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

TABLE 1

High and Low Common Stock Price for Cornerstone			Cash Dividends
2013 Fiscal Year	Low	High	Paid Per Share
First Quarter (through February 15, 2013)	$1.73	$2.40	-

2012 Fiscal Year
First Quarter	$1.20	$2.50	-
Second Quarter	$1.65	$2.50	-
Third Quarter	$1.30	$1.95	-
Fourth Quarter	$1.63	$2.29	-

2011 Fiscal Year
First Quarter	$1.50	$1.75	-
Second Quarter	$0.90	$1.55	-
Third Quarter	$1.01	$1.20	-
Fourth Quarter	$0.85	$1.50	-

For information relating to compensation plans under which our equity securities are authorized for issuance, see Item 12.

There were 600,000 shares of our Series A Convertible Preferred Stock outstanding as of December 31, 2012. Table 2 presents information relating to dividends paid on the Series A Convertible Preferred Stock.

TABLE 2

Series A Convertible Preferred Stock Dividend Payments
Year	Record Date	Date Payable	Amount Per Share
2012	March 31, 2012	August 30, 2012	$0.625
	June 30, 2012	November 28, 2012	$0.625
	September 30, 2012	February 14, 2013	$0.625

2011	March 31, 2011	September 28, 2011	$0.625
	June 30, 2011	November 29, 2011	$0.625
	September 30, 2011	February 28, 2012	$0.625
	December 31, 2011	May 30, 2012	$0.625

ITEM 6.	SELECTED FINANCIAL DATA

Table 3 presents selected financial data for the periods indicated (amounts in thousands, except per share data).

TABLE 3

	At and for the Fiscal Years Ended December 31,
	2012	2011	2010	2009	2008
Total interest income	$19,353	$20,494	$25,211	$26,308	$30,680
Total interest expense	4,785	6,362	9,202	11,189	12,698
Net interest income	14,568	14,132	16,009	15,119	17,982
Provision for loan losses	430	445	7,291	14,899	3,498
Net interest income after provision for loan losses	14,138	13,687	8,718	220	14,484
Noninterest income	1,019	1,183	3,081	2,327	1,887
Noninterest expense	13,178	13,652	18,042	16,062	12,563
Income before income taxes	1,979	1,218	(6,243)	(13,515)	3,808
Income tax expense / (benefit)	577	188	(1,535)	(5,336)	1,296
Net income (loss)	$1,402	$1,030	$(4,708)	$(8,179)	$2,512

Per Common Share Data:
Net income / (loss), basic	$0.02	$0.05	$(0.73)	$(1.26)	$0.39
Net income / (loss), assuming dilution	$0.02	$0.05	$(0.73)	$(1.26)	$0.38
Cash dividends paid	$-	$-	$-	$0.10	$0.28
Book value	$4.01	$3.89	$3.55	$4.28	$5.78
Tangible book value(1)	$4.01	$3.89	$3.55	$3.89	$5.33

Financial Condition Data:
Assets	$443,446	$422,655	$441,499	$532,404	$471,803
Loans, net of unearned interest and allowance	$270,850	$260,365	$276,115	$330,787	$378,472
Cash and investments	$137,860	$127,332	$133,651	$164,982	$57,286
Federal funds sold	$-	$-	$-	$-	$11,025
Deposits	$344,881	$314,042	$355,447	$404,742	$326,583
FHLB advances and other borrowings	$37,175	$43,045	$54,715	$72,350	$71,250
Federal funds purchased and repurchase agreements	$19,587	$29,391	$24,325	$26,322	$35,790
Shareholders’ equity	$40,889	$35,208	$25,819	$27,837	$36,502
Tangible shareholders’ equity(1)	$40,878	$35,186	$25,782	$25,258	$33,661

Selected Ratios:
Interest rate spread	3.67%	3.36%	3.24%	2.95%	3.67%
Net interest margin(2)	3.85%	3.55%	3.43%	3.27%	4.16%
Return on average assets	0.34%	0.24%	(0.94)%	(1.69)%	0.55%
Return on average equity	3.78%	3.46%	(15.79)%	(24.34)%	6.71%
Return on average tangible equity(1)	3.78%	3.47%	(15.81)%	(26.36)%	7.26%
Average equity to average assets	8.94%	6.91%	5.95%	6.93%	8.27%
Common stock dividend payout ratio	N/A	N/A	N/A	N/A	70.59%
Ratio of nonperforming assets to total assets	5.94%	6.26%	5.99%	3.36%	1.48%
Ratio of allowance for loan losses to nonperforming loans	102.26%	93.90%	66.98%	80.24%	226.23%
Ratio of allowance for loan losses to total average loans, net of unearned income	2.28%	2.71%	2.93%	1.63%	2.49%

(1)	Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.

(2)	Net interest margin is the net yield on interest earning assets and is the difference between the interest yield earned on interest-earning assets less the interest rate paid on interest-bearing liabilities.

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

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. Table 4 presents a reconciliation to provide a more detailed analysis of these non-GAAP performance measures:

TABLE 4

	At and for the Fiscal Years Ended December 31,
	2012	2011	2010	2009	2008
Number of common shares outstanding	6,500,396	6,500,396	6,500,396	6,500,396	6,319,718

Total stockholders’ equity	$40,886,836	$35,208,305	$25,819,153	$27,837,479	$36,501,509
Less: preferred stock	14,821,546	9,899,544	2,727,424	-	-
Book value	$26,065,290	$25,308,761	$23,091,729	$27,837,479	$36,501,509

Book value per common share	$4.01	$3.89	$3.55	$4.28	$5.78

Book value	$26,065,290	$25,308,761	$23,091,729	$27,837,479	$36,501,509
Less: goodwill and other intangible assets	10,530	22,487	37,317	2,579,211	2,840,773
Tangible book value	$26,054,760	$25,286,274	$23,054,412	$25,258,268	$33,660,736
Effect of intangible assets per common share	$-	$-	$-	$0.39	$0.45

Tangible book value per common share	$4.01	$3.89	$3.55	$3.89	$5.33

Net income / (loss)	$1,402,063	$1,030,052	$(4,707,521)	$(8,178,639)	$2,511,824
Average equity	37,115,000	29,740,000	29,820,000	33,600,000	37,435,000

Return on average equity	3.78%	3.46%	(15.79)%	(24.34)%	6.71%

Average equity	$37,115,000	$29,740,000	$29,820,000	$33,600,000	$37,435,000
Less: goodwill and other intangible assets	10,530	22,487	37,317	2,579,211	2,840,773
Average tangible equity	$37,104,470	$29,717,513	$29,782,683	$31,020,789	$34,594,227

Effect of intangible assets	(0.00)%	(0.01)%	(0.02)%	(2.02)%	0.55%

Return on average tangible equity	3.78%	3.47%	(15.81)%	(26.36)%	7.26%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of this Annual Report on Form 10-K, as well as the following:  (i) the possibility that our asset quality would decline or if we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers (v) economic conditions in the local markets where we operate, (vi) the impact of obtaining regulatory approval prior to the payment of dividends, (vii) the impact of our Series A Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (viii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (ix) the impact of recently enacted legislation on our business, (x) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (xi) adverse impact on operations and financial condition due to changes in interest rates, (xii) our ability to obtain additional capital and, if obtained, the possible significant dilution to current shareholders, (xiii) the impact of recently enacted legislation on our business, (xiv) the impact of federal and state regulations on our operations and financial performance, (xv) whether a significant deferred tax asset we have can be fully realized, (xvi) our ability to retain the services of key personnel, (xvii) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xviii) our ability to adapt to technological changes. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

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

The following is a discussion of Cornerstone’s financial condition at December 31, 2012 and December 31, 2011 and Cornerstone’s results of operations for each of the three-years ended December 31, 2012, 2011 and 2010. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of December 31, 2012, Cornerstone had total consolidated assets of approximately $443 million, total loans of approximately $277 million, total deposits of approximately $345 million and stockholders’ equity of approximately $41 million. Cornerstone achieved a net income of approximately $1.4 million for 2012 compared to a net income of approximately $1.0 million for 2011 and net loss of approximately $4.7 million for 2010.

Results of Operations

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of Cornerstone’s earnings. For the year ended December 31, 2012, Cornerstone recorded net interest income of approximately $14,568,000, which resulted in a net interest margin of 3.85%. For the year ended December 31, 2011, Cornerstone recorded net interest income of approximately $14,132,000, which resulted in a net interest margin of 3.55%. For the year ended December 31, 2010, Cornerstone recorded net interest income of approximately $16,010,000, which resulted in a net interest margin of 3.43%.

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

TABLE 5

Yields Earned on Average Earning Assets and Rates Paid on Average Interest-Bearing Liabilities
Years Ended December 31,
	2012			2011			2010
(In thousands) ASSETS	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Interest-earning assets:
Loans(1)(2)	$268,828	$17,289	6.43%	$273,523	$18,129	6.63%	$311,407	$21,498	6.90%
Investment securities(3)	89,587	2,004	2.53%	108,705	2,312	2.38%	128,795	3,633	3.06%
Other earning assets	27,010	60	0.22%	23,232	53	0.23%	36,319	80	0.22%
Total interest-earning assets	385,425	19,353	5.09%	405,460	20,494	5.12%	476,521	25,211	5.36%
Allowance for loan losses	(6,140)			(7,496)			(6,454)
Cash and other assets	35,756			32,721			31,277
Total assets	$415,041			$430,685			$501,344
TOTAL LIABILITIES AND EQUITY
Interest-bearing liabilities:
Deposits:
NOW accounts	$26,483	$87	0.33%	$25,741	$84	0.33%	$32,338	$111	0.34%
Money market / savings	62,958	460	0.73%	38,899	341	0.88%	32,240	269	0.83%
Time deposits	187,733	2,471	1.32%	226,720	3,768	1.66%	281,251	5,839	2.08%
Total interest-bearing deposits	277,174	3,018	1.09%	291,360	4,193	1.44%	345,829	6,219	1.80%
Federal funds purchased	-	-	-	-	-	-	197	1	0.51%
Securities sold under agreement to repurchase	21,312	94	0.44%	22,808	125	0.55%	22,519	126	0.56%
Other borrowings	39,282	1,673	4.26%	47,745	2,044	4.28%	66,208	2,856	4.31%
Total interest-bearing liabilities	337,768	4,785	1.42%	361,913	6,362	1.76%	434,753	9,202	2.12%
Net interest spread			3.67%			3.36%			3.24%

Other liabilities:
Demand deposits	39,936			39,042			39,104

Accrued interest payable and other liabilities	222			(10)			(2,333)
Stockholders' equity	37,115			29,740			29,820
Total liabilities and stockholders' equity	$415,041			$430,685			$501,344

Net interest margin		$14,568	3.85%		$14,132	3.55%		$16,009	3.43%

(1) Interest income on loans includes amortization of deferred loan fees and other discounts of $168 thousand, $67 thousand and $46 thousand for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

(2) Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.

(3) Yields on securities are calculated on a fully tax equivalent basis.

Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The net interest margin increased 30 basis points from 3.55% as of December 31, 2011 to 3.85% as of December 31, 2012. The increase in net interest margin can be attributed primarily to a 34 basis point decrease in interest expense on interest-bearing liabilities from December 31, 2011 to December 31, 2012. The majority of this decrease was in certificates of deposit which declined 34 basis points. The decrease in interest expense was partially offset by a decrease in interest income attributable to a reduction in general market interest rates on loans.

As of December 31, 2012, the Bank’s investment portfolio resulted in a yield of 2.53% compared to 2.38% as of December 31, 2011. The Bank’s investment portfolio is used primarily for liquidity and pledging purposes with the State of Tennessee Collateral Pool and the Federal Reserve Bank discount window, and to secure repurchase agreements. As of December 31, 2012, the Bank’s securities portfolio was invested approximately 70% in United States Government backed securities and approximately 30% in municipal general obligation securities.

During 2013, the Bank intends to increase its loan portfolio. Management anticipates that the liquidity needed for this increase will be derived from excess cash and cash flow associated with the Bank’s mortgage-backed security inventory. Management believes this increase will offset the interest rate compression that exists in the general market. Management anticipates the Bank’s net interest margin could increase by approximately 25 basis points by yearend 2013.

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

TABLE 6

INTEREST INCOME AND EXPENSE ANALYSIS

	Year Ended December 31,
	2012 Compared to 2011
(In Thousands)	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	$(302)	$(538)	$0	$(840)
Investment securities	(484)	135	41	(308)
Other earning assets	8	(3)	2	7
Total interest income	(778)	(406)	43	(1,141)

Interest expense:
NOW accounts	(2)	-	5	3
Money market and savings accounts	176	(94)	37	119
Time deposits	(515)	(638)	(144)	(1,297)
Other borrowings	(361)	(8)	(2)	(371)
Federal funds purchased	-	-	-	-
Securities sold under agreement to repurchase	(7)	(23)	(1)	(31)
Total interest expense	(709)	(763)	(105)	(1,577)
Change in net interest income (expense)				$436

(1)	Loan amounts include non-accruing loans.
(2)	Interest income includes the portion of loan fees recognized in the respective periods.

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

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $430 thousand for the year ended December 31, 2012 compared to $445 thousand for the year ended December 31, 2011. Cornerstone’s policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses, are considered adequate by management and are periodically reviewed by regulators. However, there are factors beyond Cornerstone’s control, such as conditions in the local and national economy which may negatively impact Cornerstone’s asset quality. The measurements are approximations which may require additional provisions to loan losses based upon changing circumstances or when additional information becomes available or known. Other matters relating to the changes in provision for loan losses are presented below:

The relatively small provision for loan losses during 2012 was a result of the stabilization in the Bank’s loan asset quality when compared to prior years. The Bank experienced a significant decline in asset quality from 2008 to 2010. However, the rate of deterioration in asset quality improved during 2011 and 2012. Further, management maintained the methodology established in 2010 for estimating the allowance for loan and lease losses. Management believes that its allowance methodology and the inputs used in the estimation process are appropriate and consistent with generally accepted accounting principles and interagency policy statements published by the Bank’s regulatory agencies.

To address the problem credits in the Bank’s loan portfolio, a Special Asset Committee was created in 2008. The Committee continues to meet at least monthly to review problem loans. The Committee coordinates various activities across multiple departments in the Bank such as reviewing loan grades assigned by the Bank’s loan review department and overseeing the development and review of action plans that identify possible strategies to minimize the Bank’s losses. The early detection and proactive resolution process serves to assist customers in the current economic environment while potentially minimizing the Bank’s losses. During 2011 and continuing into 2012, the Bank dedicated additional human resources to the Special Asset department to assist in the collection and recovery process.

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

Table 8 presents the components of noninterest income for the years ended December 31, 2012, 2011 and 2010 (in thousands).

TABLE 8

	2012	2011	2010
Customer service fees	$803	$869	$1,273
Other noninterest income	64	72	90
Net gain from sale of securities	-	107	1,698
Net gain from sale of loans & other assets	152	135	20
Total noninterest income	$1,019	$1,183	$3,081

Significant matters relating to the changes to non interest income are presented below:

The Bank continues to experience a decrease in its customer service fees. The primary reason for this decrease from 2011 to 2012, is a general market contraction and “belt tightening” by bank customers in general which resulted in reduced customer overdraft and nonsufficient fund fees. The primary reason for this decrease from 2010 to 2011 was the decision by management and the board of directors to exit the payroll processor Automated Clearing House (“ACH”) payments line of business. The Bank made this decision in order to improve its risk profile and reduce the strain on the Bank’s liquidity due to the high amount of cash balances that the Bank was required to maintain at the Federal Reserve Bank of Atlanta. Exiting the line of business resulted in a significant reduction in the Bank’s commercial analysis fee income and ACH income. However, management believes this decision was appropriate given its current asset quality and liquidity needs. During 2012, the Federal Reserve Bank reduced the amount of cash balances required for ACH processing and the Bank is currently assessing its possibility of reentering the payroll processor line of business.

During 2010, the Bank converted its security portfolio to a more conservative interest rate risk position by selling its fixed rate GNMA’s and purchasing floating rate GNMA CMO’s. This created an atypical security gain in 2010. During 2011, there was relatively low activity in the Bank’s investment portfolio as realized security gains returned to a more normal level. No securities were sold during 2012.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance, impairment of goodwill, net foreclosed assets and other operating expenses.

Table 9 presents the components of noninterest expense for the years ended December 31, 2012, 2011 and 2010 (in thousands).

TABLE 9

	2012	2011	2010
Salaries and employee benefits	$6,327	$6,117	$6,195
Net occupancy and equipment expense	1,447	1,432	1,501
Depository insurance	804	1,053	1,288
Impairment of goodwill	-	-	2,541
Foreclosed assets, net	1,101	1,923	2,790
Other operating expenses	3,499	3,127	3,727
Total noninterest expense	$13,178	$13,652	$18,042

Significant matters relating to the changes to noninterest expense are presented below:

Salaries and employee benefits increased slightly during 2012 due to an increased number of relationship managers but was mitigated by a reduced number of operational personnel that retired and were not replaced during the period. Management expects further increase in salary and employee benefits during 2013 as profitability will allow.

The Bank experienced a decrease in regulatory insurance cost during 2012 as its average deposits decreased and as the rate charged by the FDIC was reduced. Management anticipates regulatory insurance to continue to decrease during 2013 as the Bank benefits from a reduced rate charged the FDIC for the entire year.

Management anticipates elevated foreclosed asset expense until the Bank is able to reduce its foreclosed asset balances. The Bank’s foreclosed asset expense is offset by commercial and residential properties that are currently receiving rental income.

Income Tax Expense

The difference between Cornerstone’s expected income tax expense, computed by multiplying income before income taxes by statutory income tax rates, and actual income tax expense, is primarily attributable to new market tax credits for federal and state purposes, tax exempt loans and tax exempt securities.

Financial Condition

Overview-Cornerstone’s consolidated balance sheet reflects significant changes over the last two years. Total assets increased approximately $21 million or 4.92% from $422 million as of December 31, 2011 to $443 million as of December 31, 2012. During 2012, total loans increased $9 million or 3.45% from approximately $268 million as of December 31, 2011 to approximately $277 million as of December 31, 2012. Finally, stockholders’ equity increased to approximately $41 million as of December 31, 2012 from approximately $35 million as of December 31, 2011.

Investments-The Bank’s investment portfolio totaled approximately $78 million or 17.69% of total assets as of December 31, 2012, compared to a total of approximately $88 million or 20.93% of total assets as of December 31, 2011. The decrease was a result of a decrease in the Bank’s security pledging requirements with the FHLB and correspondent banks regarding fed funds lines. Further, continued prepayment amounts associated with the Bank’s mortgage-backed security inventory has also decreased investments.

The portfolio is accounted for in two classifications: “Held to Maturity” and “Available for Sale”. The Bank also has an investment in Federal Home Loan Bank stock. The objective of the Bank’s investment policy is to invest funds not otherwise needed to meet the loan demand of the Bank’s market area and to meet the following five objectives: Gap Management, Liquidity, Pledging, Return, and Local Community Support. In doing so, the Bank uses the portfolio to provide structure and liquidity that the loan portfolio cannot. The management investment committee balances the market and credit risks against the potential investment return, ensures investments are compatible with the pledge requirements of the Bank’s deposit of public funds, maintains compliance with regulatory investment requirements, and assists various public entities with their financing needs. The management investment committee is authorized to execute security transactions for the investment portfolio based on the decisions of the Directors Asset Liability Committee (“ALCO”). All investment transactions occurring since the previous ALCO meeting are reviewed by the ALCO at its next quarterly meeting, in addition to the entire portfolio. The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank’s needed liquidity and longer-term securities purchased to generate stable income for the Bank during periods of interest rate fluctuations.

Table 10 presents the carrying value of the Bank's investments at the dates indicated. Available for sale securities are carried at fair market value and securities held to maturity are held at their book value (amounts in thousands).

TABLE 10

Investment Portfolio
Years Ended December 31,
	2012	2011	2010
Securities available for sale:
U.S. Government agency obligations	$4,018	$4,190	$4,587
Mortgage-backed securities	48,445	57,431	82,927
State & political subdivisions tax-exempt	23,634	24,436	20,736
Totals	$76,097	$86,057	$108,250

Securities held to maturity:
Mortgage-backed securities	$45	$69	$96
Totals	$45	$69	$96

Federal Home Loan Bank stock, at cost	2,323	2,323	2,323

Total Investments	$78,465	$88,449	$110,669

Management anticipates the Bank’s investment portfolio to increase during 2013 as the Bank reduces its cash balances that were required by the Federal Reserve in previous years.

A second objective of the security portfolio is to provide adequate collateral to satisfy pledging requirements with the State of Tennessee collateral pool, repurchase agreements, correspondent banks and the Federal Reserve discount window. As of December 31, 2012, the Bank’s borrowing capacity with the Federal Reserve discount window was approximately $5 million. As of December, 31, 2012, the Bank had pledged securities with a market value of approximately $43.4 million. As of December 31, 2012, the Bank had unpledged securities with a market value of approximately $32.7 million.

During 2009, the Federal Home Loan Bank (“FHLB”) notified management that as a result of the decline in the Bank’s loan asset quality, additional collateral was required to secure the outstanding fixed rate term advances. As of December 31, 2011, the Bank had pledged securities with a market value of approximately $28 million to the FHLB. As of December 31, 2012, the Bank was not required to pledge securities to the FHLB.

For December 31, 2012, tables 11 and 12 present the book value of the Bank's investments, the weighted average yields on the Bank's investments and the periods to maturity of the Bank's investments for the “Securities Available for Sale” and the “Securities Held to Maturity,” respectively. Tables 13 and 14 present this information for December 31, 2011.

TABLE 11 (amounts in thousands)

Weighted Average Yields on the Available For Sale Investments
Periods of Maturity from December 31, 2012
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
Securities available for sale:
U.S. Government agencies	$-	-	$-	-	$-	-	$3,962	1.03%
Mortgage-backed securities (2)	-	-	-	-	16	5.48%	48,227	1.34%
Tax-exempt municipal bonds	-	-	1,093	6.39%	5,502	4.98%	14,937	5.25%
Totals	$-	-	$1,093	6.39%	$5,518	4.98%	$67,126	2.19%

Total Securities Available for Sale	$73,737	2.46%

(1)	The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.
(2)	Mortgages are allocated by maturity and not amortized.

TABLE 12 (amounts in thousands)

Weighted Average Yields on the Held to Maturity Investments
Periods of Maturity from December 31, 2012
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
Securities held to maturity:
Mortgage-backed securities (2)	$-	-	$6	1.29%	$16	2.36%	$23	2.19%
Totals	$-	-	$6	1.29%	$16	2.36%	$23	2.19%

Total Securities Held to Maturity	$45	2.13%

Federal Home Loan Bank stock, at cost	$2,323	4.25%

Total Investments	$76,105	2.51%

(1)	The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.
(2)	Mortgages are allocated by maturity and not amortized.

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
Securities held to maturity:
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

At December 31, 2012 and 2011, Cornerstone’s net loan portfolio constituted approximately 61.1% and 61.6% of Cornerstone’s total assets, respectively.

Table 15 presents the composition of the Cornerstone’s loan portfolio at the indicated dates.

TABLE 15

Loan Portfolio Composition
Years Ended December 31,
(In thousands)	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$40,140	14.49%	$37,458	13.99%	$51,160	17.94%	$60,560	17.99%	$83,140	21.42%
Real estate – construction	38,557	13.92%	31,031	11.59%	29,848	10.46%	47,651	14.15%	70,456	18.15%
Real estate – mortgage	71,195	25.70%	70,543	26.34%	71,878	25.20%	70,976	21.08%	72,737	18.74%
Real estate – commercial	125,172	45.19%	126,057	47.08%	129,031	45.23%	153,310	45.53%	155,728	40.13%
Consumer loans	1,927	0.70%	2,676	1.00%	3,330	1.17%	4,195	1.25%	6,029	1.56%
Total loans	$276,991	100.00%	$267,765	100.00%	$285,247	100.00%	$336,692	100.00%	$388,090	100.00%

Significant matters relating to the changes in the loan portfolio composition are presented below:

Management continues to seek commercial and industrial loan growth to re-stratify the amount of the Bank’s loan portfolio away from high risk commercial real estate, but has met significant resistance in the Chattanooga, TN market due to competition. The Bank has originated owner-occupied loans, with lower risk, by contracting with the Small Business Administration when possible. Furthermore, the Bank is exploring other lines of business to expand its commercial and industrial loan exposure.

Table 16 presents the scheduled maturities of the loans in Cornerstone’s loan portfolio as of December 31, 2012 based on their contractual terms to maturity. Overdrafts are reported as due in less than one year. Loans unpaid at maturity are renegotiated based on current market rates and terms.

TABLE 16

Loans Maturing Year-end balance as of December 31, 2012

(In thousands)	Less than One Year	1 to 5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$22,548	$15,287	$2,305	$40,140
Real estate – construction	28,782	9,528	247	38,557
Real estate – mortgage	12,852	35,678	22,665	71,195
Real estate – commercial	28,772	67,961	28,439	125,172
Consumer	1,560	367	-	1,927
Total Loans	$94,514	$128,821	$53,656	$276,991

Types of Loans

Commercial Loans-The Bank’s commercial loan portfolio is comprised of commercial, industrial, and non-farm non-residential loans, hereinafter referred to as commercial loans (excluding commercial construction loans). These installment loans and lines of credit are extended to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital. The following is a list of terms imbedded in the Bank’s commercial loan portfolio:

•	The terms of the Bank's commercial loans generally range from ninety days to a fifteen year amortization with a five year balloon.

•	Commercial loans are generally tied to the prime index and adjust with changes in the prime rate. The Bank also extends fixed interest rate loans when appropriate to match the borrower’s needs.

•	Loans secured by marketable equipment are required to be amortized over a period not to exceed 60 months.

•	Generally, loans secured by current assets such as inventory or accounts receivable are structured as revolving lines of credit with annual maturities.

•	Loans secured by chattel, mortgages and accounts receivable may not exceed 85% of their market value.

•	Loans secured by listed stocks, municipal bonds and mutual funds may not exceed 70% of their market value.

•	Unsecured short-term loans and lines of credit must meet criteria set by the Bank’s Loan Committee. Current financial statements support all commercial loans, and such financial statements are updated annually.

•	Substantially all of the Bank's commercial loans are secured and are guaranteed by the principals of the borrower.

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

Lending Commitments-Commitments under standby letters of credit and undisbursed loan commitments totaled approximately $36 million as of December 31, 2012 compared to approximately $28 million as of December 31, 2011. This number includes all lines of credit that have not been fully drawn and loan commitments in the same status.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A loan or portion thereof is charged-off against the allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the allowance for loan losses as of December 31, 2012 is adequate to absorb possible losses from loans currently in the portfolio.

Table 17 presents the Bank’s internal watchlist for loans classified as doubtful as of December 31, 2012 and 2011. Table 18 presents the Bank’s internal watchlist for loans classified as substandard as of December 31, 2012 and 2011.

TABLE 17

Internal Watchlist Composition-Doubtful

	December 31, 2012		December 31, 2011
(In thousands)	Amount	Impairment	Amount	Impairment
Commercial and industrial	$-	$-	$-	$-
Construction and development	-	-	-	-
Single family real estate	-	-	-	-
Multi-family real estate	-	-	-	-
Owner occupied commercial real estate	-	-	-	-
Non-owner occupied commercial real estate	-	-	2,500	548
Consumer	-	-	-	-
Totals	$-	$-	$2,500	$548

TABLE 18

Internal Watchlist Composition-Substandard

	December 31, 2012		December 31, 2011
(In thousands)	Amount	Impairment	Amount	Impairment
Commercial and industrial	$3,328	$780	$3,412	$464
Construction and development	1,557	460	3,020	653
Single family real estate	4,710	576	7,604	1,087
Multi-family real estate	125	-	2,657	167
Owner occupied commercial real estate	4,105	681	8,648	663
Non-owner occupied commercial real estate	5,609	1,549	3,943	1,394
Consumer	5	-	21	-
Totals	$19,439	$4,046	$29,305	$4,428

The information listed in tables 17 and 18 reflect the amount of the Bank’s loans net of any partial charge-off amount that has been previously recorded.

During 2012, the Bank saw a decrease in the number and dollar volume of substandard loans. This was due, in part, to management being more aggressive in moving substandard loans to foreclosed asset status. The Bank will continue its aggressive stance toward the conversion of substandard loans until the Bank returns to a more historic level of classified assets.

Table 19 presents Cornerstone's allocation of the allowance for loan losses as of December 31, 2012, 2011, 2010, 2009 and 2008.

TABLE 19

Allowance for Loan Losses
Years Ended December 31,

	2012		2011		2010
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$809	14.49%	$482	13.99%	$925	17.94%
Real estate – construction	1,241	13.92%	827	11.59%	3,238	10.46%
Real estate – mortgage	1,528	25.70%	2,518	26.34%	3,111	25.20%
Real estate – commercial	2,549	45.19%	3,557	47.08%	1,793	45.23%
Consumer	14	0.70%	16	1.00%	65	1.17%
Totals	$6,141	100.00%	$7,400	100.00%	$9,132	100.00%

	2009		2008
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$1,607	17.99%	$4,955	21.42%
Real estate – construction	595	14.15%	1,433	18.15%
Real estate – mortgage	1,861	21.08%	1,532	18.74%
Real estate – commercial	1,768	45.53%	1,376	40.13%
Consumer	74	1.25%	322	1.56%
Totals	$5,905	100.00%	$9,618	100.00%

In recent years, Cornerstone has refined its allowance for loan and leases losses (“ALLL”) to include measurements such as environmental factors for growth, environmental factors for real estate values, historical metrics and specific loan products with increased levels of risk, such as asset based lending. Beginning in 2011 and continuing throughout 2012, management received new appraisals on all impaired loans greater than $200 thousand. While expensive, the action reassured management of an accurate estimate of its impaired assets as of December 31, 2012. The Bank maintained a 1 year historic look-back as elected as of December 31, 2010. The Bank’s methodology used to calculate allowance for loan losses required a minimal loan loss provision for 2012 bringing the total ALLL balance as of December 31, 2012 to $6.1 million. Management believes its allowance methodology is consistent with generally accepted accounting principles and interagency policy statements published by the Bank’s regulatory agencies.

Table 20 represents the scheduled maturities of floating and fixed interest rate loans in Cornerstone’s loan portfolio as of December 31, 2012 based on their contractual terms to maturity. Overdrafts are reported as loans due in less than one year.

TABLE 20

	Less than	1 to 5	Over
	1 Year	Years	5 Years	Total
Floating Interest Rate Loans:
Commercial, financial and agricultural	$2,766	$164	$747	$3,677
Real estate-construction	1,205	-	-	1,205
Real estate-commercial	8,378	1,293	3,670	13,341
Real estate-mortgage	615	447	346	1,408
Consumer	324	10	-	334
Total floating interest rate loans	$13,288	$1,914	$4,763	$19,965

Fixed Interest Rate Loans:
Commercial, financial and agricultural	$19,782	$15,123	$1,558	$36,463
Real estate-construction	27,577	9,528	247	37,352
Real estate-commercial	20,394	66,668	24,769	111,831
Real estate-mortgage	12,237	35,231	22,319	69,787
Consumer	1,236	357	-	1,593
Total fixed interest rate loans	$81,226	$126,907	$48,893	$257,026
Total loans	$94,514	$128,821	$53,656	$276,991

Table 21 presents Cornerstone's delinquent, non-accrual loans and troubled debt restructuring loans as of December 31 for the five years indicated.

TABLE 21

Delinquent, Non-Accrual and Troubled Debt Restructured Loans

	2012	2011	2010	2009	2008
Ratio of non-performing assets to total loans	9.51%	9.86%	9.27%	5.32%	1.80%
Ratio of delinquent (30-days or more) but accruing loans to:
Total loans	2.38%	3.05%	0.81%	1.80%	2.08%
Total assets	1.49%	1.93%	0.52%	1.20%	1.71%

Actual for Years Ended December 31,

(In thousands)	2012	2011	2010	2009	2008
Accruing loans that are contractually past due 90-days or more:
Commercial, financial and agricultural	$-	$-	$-	$-	$-
Real estate-construction	-	-	-	-	-
Real estate-commercial	-	-	-	-	-
Real estate-mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans	$-	$-	$-	$-	$-

Non-accruing loans 90-days or more:
Commercial, financial and agricultural	$2,467	$42	$75	$1,498	$-
Real estate-construction	53	1,622	-	2,770	1,180
Real estate-commercial	2,869	2,563	8,426	2,250	2,352
Real estate-mortgage	616	3,641	5,114	842	720
Consumer	-	14	18	-	-
Total loans	$6,005	$7,882	$13,633	$7,360	$4,252

Troubled debt restructurings not included above	$5,316	$2,671	$948	$409	$375
Total loans	$276,991	$267,765	$285,247	$336,692	$338,090

The Bank experienced a decrease in its non-accrual loans during 2012. The reduction was, primarily, the result of multiple large credits being moved to foreclosed assets. Management anticipates further reduction in non-accrual balances as several more large credits move to foreclosed assets during 2013.

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

The Bank has developed an internal loan watchlist that identifies classified loans and assists management in monitoring their potential risk to Bank earnings. The Bank also had approximately $19.4 million in loans graded substandard and approximately $13.1 million graded as special mention.

Table 22 presents Cornerstone’s loan loss experience for the periods indicated.

TABLE 22

Loan Loss Reserve Analysis
Years Ending December 31,

(in thousands)	2012	2011	2010	2009	2008
Average loans	$268,828	$273,523	$311,407	$363,146	$385,957

Allowance for possible loan losses,
Beginning of the period	$7,400	$9,132	$5,905	$9,618	$13,710

Charge-offs for the period:
Commercial, financial and agricultural	74	36	433	10,811	6,991
Real estate – construction	782	232	1,260	6,005	434
Real estate – mortgage	1,022	1,613	562	692	193
Real estate – commercial	958	1,238	2,309	1,248	210
Consumer	33	29	114	340	151

Total charge-offs	2,869	3,148	4,688	19,096	7,979

Recoveries for the period:
Commercial, financial and agricultural	144	94	282	358	362
Real estate – construction	145	532	19	4	14
Real estate – mortgage	36	65	54	64	1
Real estate – commercial	838	259	213	43	0
Consumer	17	21	56	15	12

Total recoveries	1,180	971	624	484	389

Net charge-offs for the period	1,689	2,177	4,064	18,612	7,590

Provision for loan losses	430	445	7,291	14,899	3,498

Allowance for possible loan losses, end of period	$6,141	$7,400	$9,132	$5,905	$9,618

Ratio of allowance for loan losses to total average loans outstanding	2.28%	2.71%	2.93%	1.63%	2.49%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.63%	0.80%	1.31%	5.13%	1.97%

Intangibles-Cornerstone follows the provisions of Accounting Standards Codification Topic 350, “Intangibles-Goodwill and Other,” concerning approximately $2.5 million in goodwill created by the merger with the Bank of East Ridge. Goodwill is tested annually for impairment. If the carrying value of goodwill exceeds the implied fair value, a write-down is recorded. No impairment loss was recognized in years prior to 2010. However, in 2010, management’s annual impairment analysis revealed that the goodwill was fully impaired. Therefore, as of December 31, 2010, the goodwill recorded on Cornerstone’s balance sheet was written off through noninterest expense.

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

Table 23 presents the Bank’s core vs. non-core funding as of December 31, 2012 and 2011.

TABLE 23

Core and Non-Core Funding
(In thousands)
	December 31, 2012		December 31, 2011
Core funding:	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$60,054	15.0%	$43,990	11.5%
Interest-bearing demand deposits	30,179	7.6%	22,353	5.8%
Savings & money market accounts	80,994	20.3%	46,857	12.2%
Time deposits under $100,000	85,917	21.5%	98,734	25.8%
Total core funding	257,144	64.4%	211,934	55.3%

Non-core funding:
Time deposits greater than $100,000	87,737	22.0%	102,107	26.6%
Securities sold under agreements to repurchase	19,587	4.9%	29,391	7.7%
Federal Home Loan Bank advances	35,000	8.7%	40,000	10.4%
Total non-core funding	142,324	35.6%	171,498	44.7%

Total	$399,468	100.0%	$383,432	100.0%

The Bank’s total funding increased from approximately $383 million as of December 31, 2011 to approximately $399 million as of December 31, 2012. The Bank continues to change its mix of deposits. Specifically, the Bank was able to increase transactional accounts by approximately $58 million while reducing certificates of deposits by approximately $27 million. In addition, the Bank reduced its Federal Home Loan Bank outstandings by $5 million as a fixed rate advance matured. These changes in funding mix allowed the Bank to reduce its interest expense by approximately $1.6 million for 2012. Management believes there will be further interest expense savings in 2013 as well. Finally, the Bank is contractually obligated to pay off $10 million of FHLB advances in 2013.

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

Table 24 presents the composition of deposits for the Bank, excluding accrued interest payable, by type for the years ended December 31, 2012, 2011 and 2010 (in thousands).

TABLE 24

Deposit Composition
Years Ended December 31,
(In thousands)	2012	2011	2010
Demand deposits	$60,054	$43,990	$28,980
NOW deposits	30,179	22,353	24,834
Savings & money market deposits	80,994	46,857	34,042
Time deposits $100,000 and over	87,737	102,107	113,965
Time deposits under $100,000	85,917	98,734	133,626
Total Deposits	$344,881	$314,041	$335,447

Table 25 presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

TABLE 25

Average Amount and Average Rate Paid on Deposits
Years Ending December 31,
(In thousands)	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits	$39,936		$39,042		$39,104
NOW deposits	26,483	0.33%	25,741	0.33%	32,338	0.34%
Savings & money market deposits	62,958	0.73%	38,899	0.88%	32,240	0.83%
Time deposits	187,733	1.32%	226,720	1.66%	281,251	2.08%
Total Deposits	$317,110	0.95%	$330,402	1.44%	$384,933	1.80%

Table 26 presents a breakdown as of December 31, 2012, of the Bank’s scheduled maturity of time deposits (in thousands):

TABLE 26

Balances
Denominations less than $100,000
Three months or less	$9,954
Over three but less than six months	10,766
Over six but less than twelve months	30,837
Over twelve months	34,360
$85,917
Denomination greater than $100,000
Three months or less	$13,843
Over three but less than six months	8,671
Over six but less than twelve months	27,274
Over twelve months	37,949
$87,737
Totals	$173,654

Borrowings-The Bank joined the Federal Home Loan Bank of Cincinnati in October 2000. The Federal Home Loan Bank (the “FHLB”) allows the Bank to borrow funds on a contractual basis many times at rates lower than the costs of local certificates of deposit. In addition, the FHLB has the ability to provide structured advances that best reduce or leverage the interest rate risk of the Bank. During 2012, the Bank reduced its FHLB borrowings by $5 million. The reduction lowered the amount owed to the FHLB as of December 31, 2012, to $35 million. The FHLB offers multiple products to assist banks in their funding needs. The advances from the FHLB as of December 31, 2012 are structured as an obligation with a fixed rate with the majority of loans incorporating an optional conversion to a floating rate after a stated period of time. The loans have maturities ranging from January 2013 to January 2017. As of December 31, 2012, the interest rates on these loans ranged from 3.52% to 4.50%. The Bank has three Federal Funds lines of credit available with correspondent banks with a total availability of $9 million as of December 31, 2012. In addition, the Bank has the right to borrow from the FHLB and Federal Reserve Bank, if necessary, to supplement its supply of funds available for lending and to meet deposit withdrawal requirements. As of December 31, 2012, Cornerstone had one loan totaling approximately $2.2 million priced at New York Prime Rate plus 300 basis points with a floor of 6.50%. The loan was established to insert capital infusions to the Bank to fund growth or retire treasury stock, if any, as needed. See Note 10 of our audited consolidated financial statements for additional information.

Cornerstone’s short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of federal funds purchased and securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) advances, and other borrowings.  Information concerning these short-term borrowings as of and for each of the years in the three-year period ended December 31, 2012 is as follows (dollars in thousands):

TABLE 27

	At December 31,
	2012	2011	2010
Amounts outstanding at year-end:
Federal funds purchased and securities sold under agreements to repurchase	$19,587	$29,391	$24,325
FHLB advances	10,000	5,000	10,000
Other borrowings	870	870	1,670

Weighted average interest rates at year-end:
Federal funds purchased and securities sold under agreements to repurchase	0.37%	0.52%	0.56%
FHLB advances	4.05%	4.11%	4.14%
Other borrowings	6.50%	6.50%	6.25%

Maximum amount of borrowings at any month-end:
Federal funds purchased and securities sold under agreements to repurchase	$28,399	$29,391	$37,182
FHLB advances	10,000	10,000	17,000
Other borrowings	870	1,620	1,820

Average balances for the year:
Federal funds purchased and securities sold under agreements to repurchase	$21,312	$22,808	$22,519
FHLB advances	8,462	7,500	16,417
Other borrowings	870	995	1,620

Weighted average interest rates for the year:
Federal funds purchased and securities sold under agreements to repurchase	0.44%	0.55%	0.56%
FHLB advances	4.08%	4.12%	4.15%
Other borrowings	6.50%	6.29%	6.37%

Capital

Capital Resources-Stockholder’s average equity for 2012 and 2011 totaled $37.1 and $29.7 million, respectively. As of December 31, 2012, Cornerstone’s actual stockholder equity totaled $40.9 million compared to $35.2 million as of December 31, 2011. As of December 31, 2012 and 2011, the number of shares of Series A Preferred Stock outstanding was 600,000 and 403,989, respectively. The number of common shares outstanding remained unchanged at 6,500,396 as of December 31, 2012 and December 31, 2011.

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

TABLE 28

Minimum Requirements for Risk-Based Capital Ratios
	Total Risk-Based Capital Ratio	Tier I Risk-Based Capital Ratio	Leverage Ratio
Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Under capitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized			2% or less

The Bank’s capital ratios as of December 31, 2012 were as follows:

Tier 1 leverage ratio	8.37%
Tier 1 risk-based capital ratio	11.65%
Total risk-based capital ratio	12.91%

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

The Bank’s liquidity target is measured by adding net cash, short-term and marketable securities not pledged and dividing this number by total deposits and short-term liabilities not secured by assets pledged. The Bank’s liquidity ratio at December 31, 2012 was 28.8% The Bank is not subject to any specific liquidity requirements imposed by regulatory orders. The Bank is subject, however, to general FDIC guidelines which are concerned with funding sources and dependence on noncore deposits and does not require a specific minimum level of liquidity. Management believes its liquidity ratios and funding sources meet or exceed these guidelines.

Cornerstone’s liquidity is dependent on dividends from its subsidiary and capital contributions from its stockholders. Currently, the holding company’s expenses are tied to debt service on one holding company loan totaling approximately $2.2 million and shareholder and related Securities and Exchange Commission required filings expense. The Bank is presently restricted from passing up any dividends to the holding company unless the Bank receives prior approval from the FDIC.

Management does not know of any other trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in liquidity increasing or decreasing in any material manner.

Table 29 presents the average loan to deposit ratios, a liquidity measure, for periods indicated:

TABLE 29

	December 31, 2012	December 31, 2011
Average loans to average deposits	84.77%	82.78%

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

At December 31, 2012, the Bank’s earnings at risk model demonstrated that the Bank was within its policy limits for a 200 or 300 basis point change in interest rates. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

Economic Value of Equity

The Bank’s economic value of equity model measures the extent that estimated economic values of the Bank’s assets and liabilities will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets and liabilities, which establishes a base case economic value of equity.

As of December 31, 2012, the Bank’s economic value of equity model demonstrated that the Bank was within its policy limits for a 200 or 300 basis point change in interest rates. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

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

As of December 31, 2012, the Bank’s regular liquidity measurements indicated that the liquidity position was within policy limits. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

Basic Surplus-The basic surplus ratio is used to determine the number of times non-obligated assets could be used to meet immediate liquidity needs.

As of December 31, 2012, the Bank’s basic surplus measurement indicated that the Bank was within policy limits. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

Dependency Ratio-The dependency ratio determines the reliance on short-term liabilities.

As of December 31, 2012, the Bank’s dependency ratio measurement indicated that the current position was within policy limits. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

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

Impact of Inflation and Changing Price- The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of the financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. Management is primarily concerned with two inflationary factors. The first, and most common, factor is the general impact of inflation on the operations of Cornerstone and is reflected in increased operating costs. The second, and more material to the Bank’s profitability, factor is interest rate adjustments by the Federal Reserve and the general fixed income market in reaction to inflation. In other words, interest rate risk, substantially impacts Cornerstone differently than most industrial companies, because virtually all of the assets and liabilities of Cornerstone are monetary in nature. As a result, interest rates may have a more significant impact on Cornerstone’s performance than the effects of general levels of inflation. Interest rate fluctuations do not necessarily move in the same direction or in the same magnitude as the price of goods and services and each issue must be dealt with independently.

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

Cornerstone’s management has assessed the effectiveness of internal controls over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

Based on this assessment management believes that, as of December 31, 2012, Cornerstone’s internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and

Board of Directors

Cornerstone Bancshares, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and subsidiary (Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with United States generally accepted accounting principles.

/s/ Hazlett, Lewis & Bieter, PLLC

Chattanooga, Tennessee

March 28, 2013

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011

ASSETS

Cash and due from banks	$3,222,139	$1,660,204
Interest-bearing deposits at other financial institutions	56,173,099	37,222,487

Total cash and cash equivalents	59,395,238	38,882,691

Securities available for sale	76,096,646	86,057,437
Securities held to maturity (fair value approximates $46,212 at 2012 and $70,484 at 2011)	45,086	68,643
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $6,141,281 in 2012 and $7,400,049 in 2011	270,850,465	260,364,569
Bank premises and equipment, net	5,399,340	5,712,003
Accrued interest receivable	1,213,778	1,327,458
Foreclosed assets	20,332,313	18,523,960
Other assets	7,790,634	9,395,721

Total assets	$443,446,400	$422,655,382

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$60,053,838	$43,989,943
Interest-bearing demand deposits	30,178,624	22,353,384
Savings deposits and money market accounts	80,994,239	46,857,118
Time deposits	173,653,892	200,841,499

Total deposits	344,880,593	314,041,944

Accrued interest payable	120,558	110,703
Federal funds purchased and securities sold under agreements to repurchase	19,587,387	29,390,810
Federal Home Loan Bank advances and other borrowings	37,175,000	43,045,000
Other liabilities	794,026	858,620

Total liabilities	402,557,564	387,447,077

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized; 600,000 and 403,989 shares issued and outstanding in 2012 and 2011, respectively	14,821,546	9,899,544
Common stock - $1.00 par value; 20,000,000 shares authorized in 2012 and 2011; 6,709,199 shares issued in 2012 and 2011; 6,500,396 shares outstanding in 2012 and 2011	6,500,396	6,500,396
Additional paid-in capital	21,390,486	21,316,438
Retained deficit	(3,274,986)	(3,627,208)
Accumulated other comprehensive income	1,451,394	1,119,135

Total stockholders' equity	40,888,836	35,208,305

Total liabilities and stockholders' equity	$443,446,400	$422,655,382

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010

INTEREST INCOME
Loans, including fees	$17,288,855	$18,128,907	$21,498,120
Securities and interest-bearing deposits at other financial institutions	2,003,620	2,311,690	3,633,367
Federal funds sold	60,404	53,139	79,941

Total interest income	19,352,879	20,493,736	25,211,428

INTEREST EXPENSE
Time deposits	2,471,135	3,767,582	5,838,571
Other deposits	546,812	424,387	379,810
Federal funds purchased and securities sold under agreements to repurchase	94,402	125,538	127,308
Federal Home Loan Bank advances and other borrowings	1,672,478	2,044,361	2,856,125

Total interest expense	4,784,827	6,361,868	9,201,814

Net interest income before provision for loan losses	14,568,052	14,131,868	16,009,614

Provision for loan losses	430,000	445,000	7,291,000

Net interest income after provision for loan losses	14,138,052	13,686,868	8,718,614

NONINTEREST INCOME
Customer service fees	803,251	868,935	1,272,893
Other noninterest income	64,519	71,542	90,268
Net gains from sale of securities	-	107,413	1,698,136
Net gains from sale of loans and other assets	151,710	134,997	19,632

Total noninterest income	1,019,480	1,182,887	3,080,929

NONINTEREST EXPENSES
Salaries and employee benefits	6,327,226	6,117,063	6,194,504
Net occupancy and equipment expense	1,447,204	1,431,863	1,501,504
Depository insurance	803,902	1,052,591	1,287,676
Impairment of goodwill	-	-	2,541,476
Foreclosed assets, net	1,100,670	1,922,988	2,789,708
Other operating expenses	3,498,867	3,126,998	3,727,493

Total noninterest expenses	13,177,869	13,651,503	18,042,361

Income (loss) before income tax expense (benefit)	1,979,663	1,218,252	(6,242,818)

Income tax expense (benefit)	577,600	188,200	(1,535,297)

Net income (loss)	1,402,063	1,030,052	(4,707,521)

Preferred stock dividend requirements	1,229,780	651,119	34,463
Accretion on preferred stock discount	63,924	36,718	-

Net income (loss) available to common stockholders	$108,359	$342,215	$(4,741,984)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.02	$0.05	$(0.73)
Diluted	0.02	0.05	(0.73)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010

Net income (loss)	$1,402,063	$1,030,052	$(4,707,521)

Other comprehensive income, before tax:
Unrealized holding gains arising during the year	535,902	2,442,847	1,571,720

Reclassification adjustment for gains included in net income	-	(107,413)	(1,698,136)

Other comprehensive income (loss), before tax	535,902	2,335,434	(126,416)

Income tax (expense) benefit related to other comprehensive income items	(203,643)	(887,464)	48,038

Other comprehensive income (loss), net of tax	332,259	1,447,970	(78,378)

Comprehensive income (loss)	$1,734,322	$2,478,022	$(4,785,899)

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2012, 2011 and 2010

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings (Deficit)	Income	Equity

BALANCE, December 31, 2009	$-	$6,500,396	$21,162,686	$424,854	$(250,457)	$27,837,479

Stock compensation expense	-	-	74,612	-	-	74,612

Issuance of Series A Convertible Preferred Stock	2,727,424	-	-	-	-	2,727,424

Preferred stock dividends	-	-	-	(34,463)	-	(34,463)

Net loss	-	-	-	(4,707,521)	-	(4,707,521)

Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment and taxes	-	-	-	-	(78,378)	(78,378)

BALANCE, December 31, 2010	2,727,424	6,500,396	21,237,298	(4,317,130)	(328,835)	25,819,153

Stock compensation expense	-	-	79,140	-	-	79,140

Issuance of Series A Convertible Preferred Stock	7,135,402	-	-	-	-	7,135,402

Preferred stock dividends	-	-	-	(303,412)	-	(303,412)

Accretion on preferred stock	36,718	-	-	(36,718)	-	-

Net income	-	-	-	1,030,052	-	1,030,052

Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment and taxes	-	-	-	-	1,447,970	1,447,970

BALANCE, December 31, 2011	9,899,544	6,500,396	21,316,438	(3,627,208)	1,119,135	35,208,305

Stock compensation expense	-	-	74,048	-	-	74,048

Issuance of Series A Convertible Preferred Stock	4,858,078	-	-	-	-	4,858,078

Preferred stock dividends	-	-	-	(985,917)	-	(985,917)

Accretion on preferred stock	63,924	-	-	(63,924)	-	-

Net income	-	-	-	1,402,063	-	1,402,063

Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment and taxes	-	-	-	-	332,259	332,259

BALANCE, December 31, 2012	$14,821,546	$6,500,396	$21,390,486	$(3,274,986)	$1,451,394	$40,888,836

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,402,063	$1,030,052	$(4,707,521)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	529,001	510,280	555,235
Impairment of goodwill	-	-	2,541,476
Provision for loan losses	430,000	445,000	7,291,000
Stock compensation expense	74,048	79,140	74,612
Gain on sales of securities	-	(107,413)	(1,698,136)
Loss on sales and write-downs of foreclosed assets, loans, and other assets	747,824	1,458,797	1,448,508
Deferred income taxes	(383,150)	110,921	(1,012,915)
Changes in other operating assets and liabilities:
Net change in loans held for sale	262,750	262,750	(43,500)
Accrued interest receivable	113,680	(978)	194,219
Accrued interest payable	9,855	(66,058)	(174,599)
Other assets and liabilities	1,720,001	(1,000,404)	5,641,354

Net cash provided by operating activities	4,906,072	2,722,087	10,109,733

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	43,951,252	43,761,765	127,818,220
Securities held to maturity	24,032	27,560	40,111
Purchase of securities available for sale	(33,522,131)	(19,160,612)	(110,123,951)
Purchase of Federal Home Loan Bank stock	-	-	(93,700)
Loan originations and principal collections, net	(19,536,686)	3,868,694	37,003,774
Purchase of bank premises and equipment	(160,164)	(123,670)	(835,007)
Proceeds from sale of other real estate and other assets	5,812,785	5,982,633	7,094,142

Net cash (used in) provided by investing activities	(3,430,912)	34,356,370	60,903,589

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	30,838,649	(21,405,146)	(69,295,023)
(Decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(9,803,423)	5,065,438	(1,996,513)
Repayment of Federal Home Loan Bank advances	(5,000,000)	(10,000,000)	(17,000,000)
Net repayments of other borrowings	(870,000)	(1,670,000)	(635,000)
Payment of dividends	(985,917)	(303,412)	(34,463)
Issuance of preferred stock	4,858,078	7,135,402	2,727,424

Net cash provided by (used in) financing activities	19,037,387	(21,177,718)	(86,233,575)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,512,547	15,900,739	(15,220,253)

CASH AND CASH EQUIVALENTS, beginning of year	38,882,691	22,981,952	38,202,205

CASH AND CASH EQUIVALENTS, end of year	$59,395,238	$38,882,691	$22,981,952

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$4,774,972	$6,427,926	$9,376,413
Cash paid during the period for taxes	965,888	44,600	500,000

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$8,530,357	$11,300,888	$10,645,773

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

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

Nature of operations:

Cornerstone is a bank-holding company which owns all of the outstanding common stock of Cornerstone Community Bank (the Bank). The Bank provides a variety of financial services through five full service branch locations in Chattanooga, Tennessee and a loan production office in Dalton, Georgia. The Bank's primary deposit products are demand deposits, savings accounts, and certificates of deposit. Its primary lending products are commercial loans, real estate loans, and installment loans. Previously, the Bank owned and operated a subsidiary, Eagle Financial, Inc. (Eagle), which operated a finance and factoring company located in Chattanooga, Tennessee. On December 1, 2011, the Bank elected to transfer the operations, assets and liabilities of Eagle into the Bank. At the time of the transfer, the assets of Eagle were approximately $3.7 million and the liabilities were approximately $255 thousand. The transfer allowed the Bank to combine the operations of Eagle with the Bank’s asset based lending department. As a result, the Bank formed Eagle Financial, a division of Cornerstone Community Bank. The Bank still retains the subsidiary in legal form in an inactive status.

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

Commercial real estate, including commercial construction loans, represented 54 percent of the loan portfolio at December 31, 2012 and 2011.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

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

December 31, 2012, 2011, and 2010

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

Securities sold under agreements to repurchase:

Cornerstone enters into sales of securities under agreements to repurchase identical securities the next day. Securities sold under agreements to repurchase amounted to $19,587,387 at December 31, 2012, mature on a daily basis and are secured by securities available for sale with a fair value of approximately $25,130,000.

Income taxes:

Cornerstone accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740. The income tax accounting guidance results in two components of income tax expense – current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss. Cornerstone determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities. Cornerstone’s deferred taxes relate primarily to differences between the basis of the allowance for loan losses and accumulated depreciation. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Cornerstone files consolidated income tax returns with its subsidiary. With few exceptions, Cornerstone is no longer subject to tax examinations by tax authorities for years before 2009.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

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

Advertising costs:

Cornerstone expenses all advertising costs as incurred. Advertising expense was $89,068, $78,097, and $79,790, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Segment reporting:

ASC Topic 280, “Segment Reporting,” provides for the identification of reportable segments on the basis of distinct business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). ASC Topic 280 permits aggregation or combination of segments that have similar characteristics. In Cornerstone’s operations, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products and services. Further, the results of Eagle for 2012, 2011 and 2010 were not significant for separate disclosure. Accordingly, Cornerstone’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

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

December 31, 2012, 2011, and 2010

Note 1.	Summary of Significant Accounting Policies (continued)

Variable interest entities:

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE must be consolidated by Cornerstone if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. At December 31, 2012, Cornerstone has an investment in Appalachian Fund for Growth II Partnership that qualifies as an unconsolidated VIE.

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

During 2010, Cornerstone initiated a preferred stock offering. The offering period was scheduled to end on June 30, 2011. In an effort to obtain its goal of $15 million in preferred stock sales, Cornerstone elected to extend the offering in 2011 through June 30, 2012 and in 2012 through December 31, 2012. Specifics of the preferred stock offering are as follows:

•	Issuance of up to 600,000 shares of Series A Convertible Preferred Stock at a price of $25.00 per share.

•	The annual cash dividend on each share of Series A Preferred Stock is $2.50, which is equal to 10% of the original issue price of $25.00 per share, and is payable quarterly in arrears, if, as and when declared on the 15th day of February, May, August and November that immediately follows the end of the dividend period to which such dividends relate. Any dividend payable on shares of Series A Preferred Stock that is not declared by our board of directors or paid will accumulate.

•	Each share of Series A Preferred Stock will be convertible at the shareholder’s option at any time into five (5) shares of our common stock reflecting an initial conversion price of $5.00 per share of common stock. The shares of Series A Preferred Stock are also convertible at Cornerstone’s option, in whole or in part, into shares of Cornerstone’s common stock at the conversion rate, at any time on or after July 31, 2015, if the closing price of Cornerstone’s common stock equals or exceeds 150% of the conversion price on each of the thirty (30) consecutive trading days immediately preceding the date Cornerstone gives notice of its election to so convert.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 2.	Preferred Stock (continued)

At December 31, 2011, preferred stock, as presented in the consolidated statements of changes in stockholders’ equity, includes 56,440 shares or $1,399,665 in irrevocable stock subscriptions received in December 2011 which were subsequently paid during January 2012.

At December 31, 2012 and 2011, preferred stock dividends accumulated for each period, which were not declared, totaled $683,893 and $440,031, respectively.

Note 3.	Restrictions on Cash and Due From Banks

The Bank is required to maintain balances on hand or with the Federal Reserve Bank based on a percentage of deposits. At December 31, 2012 and 2011, these reserve balances were approximately $594,000 and $1,230,000, respectively.

Note 4.	Securities

Securities have been classified in the balance sheet according to management’s intent as either securities held to maturity or securities available for sale. The amortized cost and approximate fair value of securities at December 31, 2012 and 2011 are as follows:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government agencies	$3,961,956	$56,195	$-	$4,018,151

State and municipal securities	21,531,727	2,101,590	-	23,633,317

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	9,092,205	132,038	(1,824)	9,222,419

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	39,151,568	86,099	(14,908)	39,222,759

	$73,737,456	$2,375,922	$(16,732)	$76,096,646

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	$45,086	$1,134	$(8)	$46,212

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 4.	Securities (continued)

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government agencies	$4,176,301	$13,978	$-	$4,190,279

State and municipal securities	22,902,892	1,584,284	(50,919)	24,436,257

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	11,723,499	150,767	(3,096)	11,871,170

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	45,431,456	131,215	(2,940)	45,559,731

	$84,234,148	$1,880,244	$(56,955)	$86,057,437

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	$68,643	$1,841	$-	$70,484

U.S. Government sponsored agencies include entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

At December 31, 2012 and 2011, securities with a carrying value of approximately $14,817,000 and $18,182,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

At December 31, 2012 and 2011, the carrying amount of securities pledged to secure repurchase agreements was approximately $25,130,000 and $28,409,000, respectively.

At December 31, 2012, the Bank did not pledge any securities to the Federal Home Loan Bank as collateral for the Bank’s borrowings. At December 31, 2011, securities with a carrying value of approximately $27,897,000 were pledged to the Federal Home Loan Bank as collateral for the Bank’s borrowings.

At December 31, 2012 and 2011, the Bank had pledged securities with a carrying amount of approximately $3,428,000 and $9,048,000, respectively, to other financial institutions as collateral for federal funds purchased.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 4.	Securities (continued)

The amortized cost and fair value of securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$-	$-
Due from one year to five years	1,092,445	1,169,616	-	-
Due from five years to ten years	5,502,258	6,111,659	-	-
Due after ten years	18,898,980	20,370,193	-	-

	25,493,683	27,651,468	-	-

Mortgage-backed securities	48,243,773	48,445,178	45,086	46,212

	$73,737,456	$76,096,646	$45,086	$46,212

For the year ended December 31, 2012, there were no securities sold. For the year ended December 31, 2011, there were available for sale securities sold with proceeds totaling $18,954,410 which resulted in gross gains realized of $107,413. For the year ended December 31, 2010, there were available for sale securities sold with proceeds totaling $85,186,273 which resulted in gross gains and losses realized of $1,699,276 and $1,140, respectively.

The following tables present gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, at December 31, 2012 and 2011:

	As of December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA and FNMA	$667,325	$(1,824)	$-	$-	$667,325	$(1,824)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	22,514,641	(14,908)	-	-	22,514,641	(14,908)

	$23,181,966	$(16,732)	$-	$-	$23,181,966	$(16,732)

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 4.	Securities (continued)

	As of December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Debt securities available for sale:
State and municipal securities	$1,735,771	$(50,919)	$-	$-	$1,735,771	$(50,919)

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	-	-	3,133,826	(3,096)	3,133,826	(3,096)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	-	-	6,954,999	(2,940)	6,954,999	(2,940)

	$1,735,771	$(50,919)	$10,088,825	$(6,036)	$11,824,596	$(56,955)

Upon acquisition of a security, Cornerstone determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, Cornerstone uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, Cornerstone uses the debt and equity securities impairment model. Cornerstone conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. Cornerstone does not have any securities that have been classified as other-than-temporarily-impaired at December 31, 2012.

At December 31, 2012, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

Mortgage-backed securities: At December 31, 2012, eight investments in residential mortgage-backed securities had unrealized losses. This impairment is believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because Cornerstone does not intend to sell the investments and it is not more likely than not that Cornerstone will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Cornerstone does not deem those investments to be other-than-temporarily impaired at December 31, 2012.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 5.	Loans and Allowance for Loan Losses

At December 31, 2012 and 2011, the Bank's loans consist of the following (in thousands):

		2012	2011
Commercial real estate-mortgage:
Owner-occupied		$58,425	$62,999
All other		66,747	63,058
Consumer real estate-mortgage		71,195	70,543
Construction and land development		38,557	31,031
Commercial and industrial		40,140	37,458
Consumer and other		1,927	2,676

Total loans		276,991	267,765
Less: Allowance for loan losses		(6,141)	(7,400)

Loans, net		$270,850	$260,365

	2012	2011	2010

An analysis of the allowance for loan losses follows:

Balance, beginning of year	$7,400,049	$9,132,171	$5,905,054

Provision for loan losses	430,000	445,000	7,291,000
Charge-offs	(2,868,576)	(3,148,314)	(4,688,054)
Recoveries	1,179,808	971,192	624,171

Balance, end of year	$6,141,281	$7,400,049	$9,132,171

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

December 31, 2012, 2011, and 2010

Note 5.	Loans and Allowance for Loan Losses (continued)

The composition of loans by loan classification for impaired and performing loans at December 31, 2012 and 2011, is summarized in the tables below (in thousands):

As of December 31, 2012:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Performing loans	$115,959	$69,329	$37,607	$36,980	$1,927	$261,802
Impaired loans	9,213	1,866	950	3,160	-	15,189

Total	$125,172	$71,195	$38,557	$40,140	$1,927	$276,991

As of December 31, 2011:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Performing loans	$112,064	$64,026	$29,323	$34,259	$2,676	$242,348
Impaired loans	13,993	6,517	1,708	3,199	-	25,417

Total	$126,057	$70,543	$31,031	$37,458	$2,676	$267,765

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of December 31, 2012 and 2011 (in thousands):

As of December 31, 2012:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Allowance related to:
Performing loans	$319	$952	$781	$29	$14	$2,095
Impaired loans	2,230	576	460	780	-	4,046

Total	$2,549	$1,528	$1,241	$809	$14	$6,141

As of December 31, 2011:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Allowance related to:
Performing loans	$952	$1,264	$174	$18	$16	$2,424
Impaired loans	2,605	1,254	653	464	-	4,976

Total	$3,557	$2,518	$827	$482	$16	$7,400

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 5.	Loans and Allowance for Loan Losses (continued)

The following tables detail the changes in the allowance for loan losses during December 31, 2012 and 2011, by loan classification (in thousands):

As of December 31, 2012:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Balance, beginning of year	$3,557	$2,518	$827	$482	$16	$7,400
Provision for loan losses	(888)	(4)	1,051	257	14	430
Charge-offs	(958)	(1,022)	(782)	(74)	(33)	(2,869)
Recoveries	838	36	145	144	17	1,180

Balance, end of year	$2,549	$1,528	$1,241	$809	$14	$6,141

As of December 31, 2011:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Balance, beginning of year	$1,793	$3,111	$3,238	$925	$65	$9,132
Provision for loan losses	2,743	955	(2,711)	(501)	(41)	445
Charge-offs	(1,238)	(1,613)	(232)	(36)	(29)	(3,148)
Recoveries	259	65	532	94	21	971

Balance, end of year	$3,557	$2,518	$827	$482	$16	$7,400

Credit quality indicators:

Federal regulations require the Bank to review and classify its assets on a regular basis. To fulfill this requirement, the Bank systematically reviews its loan portfolio to ensure the Bank’s large loan relationships are being maintained within its loan policy guidelines, remain properly underwritten and are properly classified by loan grade. This review process is performed by the Bank's management, internal and external loan review, internal auditors, and state and federal regulators.

The Bank’s loan grading process is as follows:

▪	All loans are assigned a loan grade at the time of origination by the relationship manager. Typically, a loan is assigned a loan grade of “pass” at origination.

▪	Loans relationships greater than or equal to $500 thousand are reviewed by the Bank’s external loan review provider on an annual basis.

▪	Additionally, the Bank's external loan review provider samples other loan relationships between $100 thousand and $500 thousand with an emphasis on commercial and commercial real estate loans and insider loans.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 5.	Loans and Allowance for Loan Losses (continued)

Credit quality indicators: (continued)

▪	The Bank’s internal loan review department samples approximately 33 percent of all loan relationships less than $500 thousand on an annual basis for review.

▪	If a loan is delinquent 60 days or more or a pattern of delinquency exists, the loan will be selected for review.

▪	Generally, all loans on the Bank’s internal watchlist are reviewed annually by internal loan review or external loan review providers.

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of December 31, 2012 and 2011 (in thousands):

As of December 31, 2012:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Pass	$111,313	$57,959	$36,802	$36,482	$1,904	$244,460
Special mention	4,145	8,401	198	330	18	13,092
Substandard	501	2,969	607	168	5	4,250
Substandard-impaired	9,213	1,866	950	3,160	-	15,189
	$125,172	$71,195	$38,557	$40,140	$1,927	$276,991

As of December 31, 2011:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Pass	$101,161	$55,160	$27,207	$31,426	$2,648	$217,602
Special mention	9,805	5,122	804	2,620	7	18,358
Substandard	1,098	3,744	1,312	213	21	6,388
Substandard-impaired	11,493	6,517	1,708	3,199	-	22,917
Doubtful	2,500	-	-	-	-	2,500

	$126,057	$70,543	$31,031	$37,458	$2,676	$267,765

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 5.	Loans and Allowance for Loan Losses (continued)

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of December 31, 2012 and 2011 (in thousands):

				For the Year Ended
	At December 31, 2012			December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$3,406	$3,453	$-	$4,389	$180
Consumer real estate – mortgage	513	540	-	1,538	52
Construction and land development	244	251	-	358	19
Commercial and industrial	2,111	2,155	-	2,277	55
Consumer and other	-	-	-	-	-

Total	6,274	6,399	-	8,562	306

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	5,807	5,848	2,230	6,616	215
Consumer real estate – mortgage	1,353	1,353	576	2,606	61
Construction and land development	706	706	460	642	49
Commercial and industrial	1,049	1,049	780	700	132
Consumer and other	-	-	-	-	-

Total	8,915	8,956	4,046	10,564	457

Total impaired loans	$15,189	$15,355	$4,046	$19,126	$763

				For the Year Ended
	At December 31, 2011			December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$4,354	$4,354	$-	$5,378	$330
Consumer real estate – mortgage	322	322	-	3,589	21
Construction and land development	829	1,023	-	1,099	59
Commercial and industrial	2,691	2,691	-	1,207	165
Consumer and other	-	-	-	-	-

Total	8,196	8,390	-	11,273	575

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	9,639	9,694	2,605	5,912	645
Consumer real estate – mortgage	6,195	6,257	1,254	5,333	294
Construction and land development	879	879	653	294	62
Commercial and industrial	508	508	464	784	65
Consumer and other	-	-	-	-	-

Total	17,221	17,338	4,976	12,323	1,066

Total impaired loans	$25,417	$25,728	$4,976	$23,596	$1,641

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 5.	Loans and Allowance for Loan Losses (continued)

The following tables present an aged analysis of past due loans as of December 31, 2012 and 2011 (in thousands):

As of December 31, 2012:

	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$2,738	$-	$956	$3,694	$54,731	$58,425
All other	636	-	1,913	2,549	64,198	66,747
Consumer real estate-mortgage	1,858	-	616	2,474	68,721	71,195
Construction and land development	100	-	53	153	38,404	38,557
Commercial and industrial	1,227	-	2,467	3,694	36,446	40,140
Consumer and other	35	-	-	35	1,892	1,927

Total	$6,594	$-	$6,005	$12,599	$264,392	$276,991

As of December 31, 2011:

	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans

Commercial real estate-mortgage:
Owner-occupied	$4,791	$-	$63	$4,854	$58,145	$62,999
All other	497	-	2,500	2,997	60,061	63,058
Consumer real estate-mortgage	1,163	-	3,641	4,804	65,739	70,543
Construction and land development	103	-	1,622	1,725	29,306	31,031
Commercial and industrial	1,578	-	42	1,620	35,838	37,458
Consumer and other	26	-	14	40	2,636	2,676

Total	$8,158	$-	$7,882	$16,040	$251,725	$267,765

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 5.	Loans and Allowance for Loan Losses (continued)

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur. At December 31, 2012 and 2011, the Bank has loans of approximately $9,403,000 and $5,026,000, respectively, that were modified in troubled debt restructurings. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral or other similar strategies.

The following tables present a summary of loans that were modified as troubled debt restructurings during the years ended December 31, 2012 and 2011 (amounts in thousands):

During the year ended December 31, 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment

Commercial real estate-mortgage	5	$5,971	$5,971
Consumer real estate-mortgage	1	65	65
Construction and land development	3	1,178	1,178
Commercial and industrial	5	2,432	2,432

During the year ended December 31, 2011:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment

Consumer real estate-mortgage	5	$3,573	$3,573
Construction and land development	2	778	778
Commercial and industrial	1	20	20

There were no loans that were modified as troubled debt restructurings during the year ended December 31, 2012, for which there was a subsequent payment default during the year. The following table presents a summary of loans that were modified as troubled debt restructurings during the year ended December 31, 2011, and for which there was a subsequent payment default during the year (amounts in thousands):

	Number of	Recorded
	Contracts	Investment

Consumer real estate-mortgage	2	$90

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. Annual activity of these related party loans were as follows:

	2012	2011

Beginning balance	$1,514,908	$666,336

New loans	436,051	1,957,088
Repayments	(116,977)	(1,108,516)

Ending balance	$1,833,982	$1,514,908

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 6.	Bank Premises and Equipment

A summary of bank premises and equipment at December 31, 2012 and 2011, is as follows:

	2012	2011

Land	$2,145,003	$2,145,003
Buildings and improvements	4,284,293	4,302,862
Furniture, fixtures and equipment	3,713,758	3,735,576

	10,143,054	10,183,441
Accumulated depreciation	(4,743,714)	(4,471,438)

	$5,399,340	$5,712,003

Depreciation expense for the years ended December 31, 2012, 2011 and 2010, amounted to $461,905, $475,938, and $513,468, respectively.

Certain bank facilities and equipment are leased under various operating leases. Total rent expense on these leases for the years ended December 31, 2012, 2011 and 2010, was $390,571, $392,114, and $423,580, respectively.

Future minimum rental commitments under non-cancelable leases are as follows:

2013	$348,444
2014	348,444
2015	233,649
2016	128,600

Total	$1,059,137

Note 7.	Goodwill

There was no change in the carrying amount of goodwill for the years ended December 31, 2012 and 2011.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 7.	Goodwill (continued)

The results from the impairment analysis led management and the board of directors to conclude that Cornerstone’s goodwill was fully impaired as of December 31, 2010. The impairment amount of $2,541,476 was recorded in noninterest expenses in the Consolidated Statements of Income. The impairment was primarily a result of the continuing economic downturn and its implications on entity valuations. Cornerstone’s goodwill was originally recorded as a non-taxable stock purchase. Therefore, the $2,541,476 goodwill impairment was not deductible for taxes and thus no tax benefit was recognized.

Note 8.	Time and Related-Party Deposits

At December 31, 2012, the scheduled maturities of time deposits are as follows (in thousands):

2013	$101,345
2014	40,203
2015	14,730
2016	5,974
2017	11,402

Total	$173,654

Deposits from related parties held by the Bank at December 31, 2012 and 2011, amounted to approximately $788,000 and $709,000, respectively.

As of December 31, 2012 and 2011, certificates of deposit equal to or greater than $100,000 amounted to approximately $87,737,000 and $102,107,000, respectively.

Note 9.	Income Taxes

Cornerstone files consolidated income tax returns with its subsidiary. Under the terms of a tax-sharing agreement, the subsidiary’s allocated portion of the consolidated tax liability is computed as if they were reporting income and expenses to the Internal Revenue Service as a separate entity.

Income tax expense in the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010, consists of the following:

	2012	2011	2010

Current tax expense (benefit)	$960,750	$77,279	$(522,382)
Deferred tax expense (benefit) related to:
Allowance for loan losses	(255,287)	509,358	(1,030,423)
Other	(127,863)	(398,437)	17,508

Income tax expense (benefit)	$577,600	$188,200	$(1,535,297)

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory federal income tax rates. These differences are reconciled as follows:

	2012	2011	2010

Expected tax at statutory rates	$673,085	$414,206	$(2,122,558)
Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax benefit	84,928	52,263	(267,817)
New market tax credits	(180,000)	(277,500)	(112,500)
Impairment of goodwill	-	-	973,131
Other	(413)	(769)	(5,553)

Income tax expense (benefit)	$577,600	$188,200	$(1,535,297)

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 9.	Income Taxes (continued)

The components of the net deferred tax asset, included in other assets, are as follows:

	2012	2011
Deferred tax assets:
Deferred compensation	$104,709	$110,724
Deferred loan fees	107,143	38,370
Allowance for loan losses	1,471,054	1,215,767
Foreclosed assets	1,770,380	1,711,688

	3,453,286	3,076,549

Deferred tax liabilities:
Depreciation	83,150	90,269
Life insurance	204,386	204,386
Net unrealized gain on securities available for sale	907,797	704,153
Other	6,990	6,284

	1,202,323	1,005,092

Net deferred tax asset	$2,250,963	$2,071,457

ASC Topic 740, “Income Taxes,” clarifies the accounting for uncertainty in tax positions. ASC Topic 740 requires that Cornerstone recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Cornerstone recognized no interest and penalties assessed by taxing authorities on any underpayment of income tax for 2012, 2011 or 2010.

Note 10.	Federal Home Loan Bank Advances and Other Borrowings

The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide advances to the Bank in an amount up to $35,000,000. All of the Bank’s loans secured by first mortgages on 1-4 family residential, multi-family properties and commercial properties are pledged as collateral for these advances. Additionally, the Bank had pledged securities with a carrying amount of approximately $27,897,000 as of December 31, 2011. No securities were pledged to the FHLB at December 31, 2012.

At December 31, 2012 and 2011, FHLB advances consist of the following:

	2012	2011

Long-term advance dated February 9, 2005, requiring monthly interest payments, fixed at 3.86%, convertible on February 2010, principal due in February 2015	$5,000,000	$5,000,000

Long-term advance dated January 22, 2008, requiring monthly interest payments, fixed at 3.59%, until maturity, principal due in January 2013	5,000,000	5,000,000

Long-term advance dated May 15, 2007, requiring monthly interest payments, fixed at 4.58%, with a put option exercisable in May 2008 and then quarterly thereafter, principal due in May 2012	-	5,000,000

Long-term advance dated August 1, 2007, requiring monthly interest payments, fixed at 4.50%, with a put option exercisable in July 2008 and then quarterly thereafter, principal due in August 2013	5,000,000	5,000,000

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 10.	Federal Home Loan Bank Advances and Other Borrowings (continued)

	2012	2011

Long-term advance dated August 13, 2007, requiring monthly interest payments, fixed at 4.43%, with a put option exercisable in February 2009 and then quarterly thereafter, principal due in August 2014	$5,000,000	$5,000,000

Long-term advance dated January 7, 2008, requiring monthly interest payments, fixed at 3.52%, with a put option exercisable in January 2011 and then quarterly thereafter, principal due in January 2015	5,000,000	5,000,000

Long-term advance dated January 20, 2006, requiring monthly interest payments, fixed at 4.18%, with a put option exercisable in January 2009 and then quarterly thereafter, principal due in January 2016	5,000,000	5,000,000

Long-term advance dated January 10, 2007, requiring monthly interest payments, fixed at 4.25%, with a put option exercisable in January 2008 and then quarterly thereafter, principal due in January 2017	5,000,000	5,000,000

	$35,000,000	$40,000,000

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

As of December 31, 2011, Cornerstone had a borrowing outstanding of $3,045,000 with the Federal Deposit Insurance Corporation (FDIC) after Silverton Bank (subsequently known as Silverton Bride Bank, N.A.) was placed into receivership. The borrowing agreement contained financial covenants that Cornerstone was not in compliance with as of December 31, 2011. Cornerstone obtained a waiver from the FDIC of the covenant compliance requirements through December 31, 2012. As of December 31, 2012, the outstanding balance was $2,175,000.

In March 2013, Cornerstone refinanced the existing debt with a correspondent financial institution. The new loan does not include financial covenants, but is secured with cash collateral of approximately $1.7 million and bears interest at an annual rate of two percent.

The primary source of liquidity for Cornerstone is the payment of dividends from the Bank. As of December 31, 2012, the Bank was under a dividend restriction that requires regulatory approval prior to the payment of a dividend from the Bank to Cornerstone.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 10.	Federal Home Loan Bank Advances and Other Borrowings (continued)

At December 31, 2012, scheduled maturities of the Federal Home Loan Bank advances and other borrowings are as follows:

2013	$10,870,000
2014	6,305,000
2015	10,000,000
2016	5,000,000
2017	5,000,000

Total	$37,175,000

Note 11.	Employee Benefit Plans

401(k) plan:

Cornerstone has a 401(k) employee benefit plan covering substantially all employees that have completed at least 30 days of service and met minimum age requirements. Cornerstone’s contribution to the plan is discretionary. Cornerstone elected not to make a contribution to the plan for 2012, 2011 and 2010.

Employee Stock Ownership Plan:

Cornerstone has a non-leveraged employee stock ownership plan (ESOP) to which Cornerstone makes 100% of the contributions for purchasing Cornerstone’s common stock, and allocates the contributions among the participants based on regulatory guidelines. Cornerstone’s contribution is discretionary, as determined by the Compensation Committee. Employer contributions are available to all employees after 1,000 hours of service. There are certain age and years-of-service requirements before contributions can be made for the benefit of the employee. The ESOP plan also provides for a three year 100% vesting requirement; therefore, employees terminating employment before their third anniversary date will forfeit their accrued benefit under the ESOP. The forfeiture will be re-allocated among the remaining ESOP participants. Contributions were made to the ESOP of $3,500 in 2012. No contributions were made in 2011 or 2010.

Note 12.	Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2012 and 2011, undisbursed loan commitments aggregated approximately $37,415,000 and $24,972,000, respectively. In addition, there were outstanding standby letters of credit totaling approximately $3,214,000 and $2,598,000, respectively.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 12.	Financial Instruments With Off-Balance-Sheet Risk (continued)

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

The Bank incurred insignificant losses on its commitments during 2012, 2011 and 2010.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at December 31, 2012 and 2011.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 13.	Fair Value Disclosures (continued)

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Generally, Level 3 inputs are utilized for this estimate. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value and discounted cash flows.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2012 and 2011, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 13.	Fair Value Disclosures (continued)

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing and interest-bearing demand deposits, savings deposits, and money market accounts, is equal to the amount payable on demand at the reporting date. The carrying amounts of variable-rate, fixed-term certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits. Generally, Level 3 inputs are utilized for this estimate.

Securities sold under agreements to repurchase:

The carrying value of these liabilities approximates their estimated fair value.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Debt securities available for sale:

U.S. Government agencies	$4,018,151	$-	$4,018,151	$-
State and municipal securities	23,633,317	-	23,633,317	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	9,222,419	-	9,222,419	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	39,222,759	-	39,222,759	-

Total securities available for sale	$76,096,646	$-	$76,096,646	$-

Cash surrender value of life insurance	$1,199,725	$-	$1,199,725	$-

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 13.	Fair Value Disclosures (continued)

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Debt securities available for sale:

U.S. Government agencies	$4,190,279	$-	$4,190,279	$-
State and municipal securities	24,436,257	-	24,436,257	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	11,871,170	-	11,871,170	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	45,559,731	-	45,559,731	-

Total securities available for sale	$86,057,437	$-	$86,057,437	$-

Cash surrender value of life insurance	$1,166,774	$-	$1,166,774	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at December 31, 2012 and 2011, for which a nonrecurring change in fair value was recorded.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,869,154	$-	$4,869,154	$-
Foreclosed assets	20,332,313	-	20,332,313	-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$12,245,260	$-	$12,245,260	$-
Foreclosed assets	18,523,960	-	18,523,960	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at December 31, 2012 and 2011. Fair values derived from Level 2 inputs were calculated by models incorporating significant observable market data.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 13.	Fair Value Disclosures (continued)

The carrying amount and estimated fair value of the Cornerstone's financial instruments at December 31, 2012 and 2011, are as follows (in thousands):

	2012		2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$59,395	$59,395	$38,883	$38,883
Securities	76,142	76,143	86,126	86,128
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	270,850	271,128	260,365	260,515
Cash surrender value of life insurance	1,200	1,200	1,167	1,167
Accrued interest receivable	1,214	1,214	1,327	1,327
Liabilities:
Noninterest-bearing demand deposits	60,054	60,054	43,990	43,990
Interest-bearing demand deposits	30,179	30,179	22,353	22,353
Savings deposits and money market accounts	80,994	80,994	46,857	46,857
Time deposits	173,654	175,177	200,841	203,453
Federal funds purchased and securities sold under agreements to repurchase	19,587	19,587	29,391	29,391
Federal Home Loan Bank advances and other borrowings	37,175	37,175	43,045	43,045
Accrued interest payable	121	121	111	111
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Note 14.	Contingencies

The Bank is involved in certain claims arising from normal business activities. Management believes that the impact of those claims are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or Cornerstone’s consolidated financial position, results of operations or cash flows.

Note 15.	Stock Option Plans

Cornerstone has stock option plans which are more fully described below. For the years ended December 31, 2012, 2011 and 2010, Cornerstone recognized $74,048, $79,140 and $74,612, respectively, in compensation expense for all stock options.

No options were issued during 2010. For the years ended December 31, 2012 and 2011, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2012	2011

Dividend yield	0.0%	0.0%
Expected life	7.0 years	7.0 years
Expected volatility	44.62%	43.11%
Risk-free interest rate	1.44%	2.81%

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 15.	Stock Option Plans (continued)

The expected volatility is based upon historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on Cornerstone’s history and expectation of dividend payouts.

Board of Directors plan:

Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of common stock. Only non-qualified stock options may be granted under the Plan. In addition, members of the Board of Directors can be issued options under the Cornerstone 2002 Long-Term Incentive Plan to purchase up to 1,200,000 shares of Cornerstone stock. The options available for issuance to Board members under the 2002 Long-Term Incentive Plan are shared with officers and employees of Cornerstone. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years, at which point they expire. Vesting for options granted during 2012 are 50% on each of the first and second anniversary of the grant date with full vesting occurring at the second anniversary date. At December 31, 2012, the total remaining compensation cost to be recognized on non-vested options is approximately $70,000. An analysis of this stock option plan is presented in the following table:

	Years Ended December 31,
	2012			2011		2010
		Aggregate	Average		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value(1)	Shares	Price	Shares	Price
Outstanding at beginning of year	55,250	$5.98		100,250	$9.42	100,250	$9.42
Granted	90,000	$1.65		-	-	-	-
Exercised	-	-		-	-	-	-
Forfeited	-	-		45,000	$13.65	-	-
Outstanding at end of year	145,250	$3.30	$57,600	55,250	$5.98	100,250	$9.42
Options exercisable at year-end	55,250	$5.98	$-	55,250	$5.98	91,025	$10.01
Weighted-average fair value of options granted during the year	$0.78			$-		$-

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on changes in the market value of Cornerstone's stock.

Information pertaining to options outstanding at December 31, 2012, is as follows:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$5.44	16,000	1.2 Years	$5.44	16,000	$5.44
9.23	8,000	2.2 Years	9.23	8,000	9.23
7.99	12,800	5.2 Years	7.99	12,800	7.99
3.60	18,450	6.2 Years	3.60	18,450	3.60
1.65	90,000	9.2 Years	1.65	-	-

Outstanding at end of year	145,250	7.2 Years	$3.30	55,250	$5.98

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 15.	Stock Option Plans (continued)

Board of Directors plan: (continued)

Information pertaining to non-vested options for the year ended December 31, 2012, is as follows:

Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested options, December 31, 2011	-	$-
Granted	90,000	1.65
Vested	-	-
Forfeited	-	-

Non-vested options, December 31, 2012	90,000	$1.65

The total fair value of shares that vested during 2011 and 2010 was approximately $11,900 and $34,000, respectively.

Officer and Employee plans:

Cornerstone has two stock option plans, the 1996 Cornerstone Statutory and Non-statutory Option Plan and the Cornerstone 2002 Long-Term Incentive Plan, under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 220,000 and 1,200,000 shares, respectively, of Cornerstone’s common stock. The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant. The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary of the grant date. These options expire ten years from the grant date. At December 31, 2012, the total remaining compensation cost to be recognized on non-vested options is approximately $380,000. An analysis of the activity for each of the years ended December 31, 2012, 2011 and 2010, for this stock option plan follows:

	Years Ended December 31,
	2012			2011		2010
		Average	Aggregate		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value(1)	Shares	Price	Shares	Price

Outstanding at beginning of year	572,600	$4.63		520,900	$5.79	799,675	$6.18

Granted	202,000	$1.65		221,000	$1.67	-	-

Exercised	-	-		-	-	-	-

Forfeited	(104,300)	$3.89		(169,300)	$4.31	(278,775)	$6.90

Outstanding at end of year	670,300	$3.86	$232,900	572,600	$4.63	520,900	$5.79

Options exercisable at year-end	274,680	$6.82	$-	295,415	$6.67	385,270	$5.88

Weighted-average fair value of options granted during the year	$0.78			$0.95		$-

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on changes in the market value of Cornerstone's stock.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 15.	Stock Option Plans (continued)

Officer and Employee plans: (continued)

Information pertaining to options outstanding at December 31, 2012, is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$3.63	49,000	0.2 Years	$3.63	49,000	$3.63
5.44	65,640	1.2 Years	5.44	65,640	5.44
9.23	39,910	2.2 Years	9.23	39,910	9.23
13.25	17,000	3.2 Years	13.25	17,000	13.25
15.25	11,950	4.2 Years	15.25	11,950	15.25
15.20	2,750	4.3 Years	15.20	2,750	15.20
7.99	45,500	5.2 Years	7.99	45,500	7.99
3.60	71,550	6.2 Years	3.60	42,930	3.60
1.70	174,000	8.2 Years	1.70	-	-
1.55	3,000	8.3 Years	1.55	-	-
1.10	5,000	8.6 Years	1.10	-	-
1.02	5,000	8.8 Years	1.02	-	-
1.65	180,000	9.2 Years	1.65	-	-

Outstanding at end of year	670,300	6.2 Years	$3.86	274,680	$6.82

Information pertaining to non-vested options for the year ended December 31, 2012, is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested options, December 31, 2011	277,185	$2.47
Granted	202,000	1.65
Vested	(39,665)	5.61
Forfeited	(43,900)	1.79

Non-vested options, December 31, 2012	395,620	$1.80

The total fair value of shares that vested during 2012, 2011 and 2010 was approximately $73,000, $56,000 and $125,000, respectively.

Note 16.	Liquidity and Capital Resources

Cornerstone’s primary source of funds with which to pay its future obligations is the receipt of dividends from its subsidiary Bank. Banking regulations provide that the Bank must maintain capital sufficient to enable it to operate as a viable institution and, as a result, has limited the amount of dividends the Bank may pay without prior approval.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 17.	Minimum Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require Cornerstone and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that Cornerstone and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total-risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's prompt corrective action category. Cornerstone’s and the Bank's capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012:
Total capital to risk-weighted assets:
Consolidated	$35,795	11.8%	$24,179	8.0%	N/A	N/A
Cornerstone Community Bank	38,930	12.9%	24,123	8.0%	$30,154	10.0%

Tier I capital to risk-weighted assets:
Consolidated	31,988	10.6%	12,090	4.0%	N/A	N/A
Cornerstone Community Bank	35,132	11.7%	12,061	4.0%	18,092	6.0%

Tier I capital to average assets:
Consolidated	31,988	7.6%	16,807	4.0%	N/A	N/A
Cornerstone Community Bank	35,132	8.4%	16,787	4.0%	20,984	5.0%

As of December 31, 2011:
Total capital to risk-weighted assets:
Consolidated	$35,246	12.2%	$23,043	8.0%	N/A	N/A
Cornerstone Community Bank	37,158	13.0%	22,876	8.0%	$28,594	10.0%

Tier I capital to risk-weighted assets:
Consolidated	31,599	11.0%	11,521	4.0%	N/A	N/A
Cornerstone Community Bank	33,536	11.7%	11,438	4.0%	17,157	6.0%

Tier I capital to average assets:
Consolidated	31,599	7.6%	16,713	4.0%	N/A	N/A
Cornerstone Community Bank	33,536	8.0%	16,686	4.0%	20,857	5.0%

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 18.	Earnings (Loss) Per Common Share

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

Potential common shares that may be issued by Cornerstone relate to outstanding stock options, determined using the treasury stock method.

Earnings (loss) per common share have been computed based on the following:

	2012	2011	2010

Net income (loss)	$1,402,063	$1,030,052	$(4,707,521)
Less: Preferred stock dividend requirements	1,229,780	651,119	34,463
Less: Preferred stock accretion	63,924	36,718	-

Net income (loss) applicable to common stock	$108,359	$342,215	$(4,741,984)

Average number of common shares outstanding	6,500,396	6,500,396	6,500,396

Effect of dilutive stock options	50,136	-	-

Average number of common shares outstanding used to calculate diluted earnings (loss) per common share	6,550,532	6,500,396	6,500,396

The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings (loss) per common share. There were 358,550, 672,850, and 621,150 antidilutive stock options for 2012, 2011 and 2010, respectively.

Note 19.	Recent Accounting Pronouncements

Cornerstone has determined that all recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Note 20.	Equity Investment

During 2006, Cornerstone invested $3,000,000 for a 25% share of the Appalachian Fund for Growth II Partnership (AFG), which is managed by the Southeast Local Development Corporation (General Partner). AFG is targeting high job creation and retention businesses and businesses providing important community services. The funds are being deployed to help: 1) attract new businesses to under-served service areas by offering creative financing; 2) supply creative financing for businesses to rehabilitate existing distressed properties to facilitate community development; and 3) leverage other private investment into its targeted communities. In return for its investment in AFG, Cornerstone and other investors will receive new market tax credits. For 2012, 2011, and 2010 Cornerstone received approximately $180,000, $277,500, and $112,500, respectively, in new market tax credits.

AFG meets the criteria of a VIE outlined in ASC Topic 810, “Consolidation”. AFG has not been consolidated by Cornerstone, as Cornerstone is not the primary beneficiary.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 21.	Condensed Parent Information

BALANCE SHEETS
	December 31,	December 31,
	2012	2011

ASSETS
Cash	$5,341,137	$919,561
Investment in subsidiary	37,417,245	35,309,068
Other assets	416,104	2,067,839

Total assets	$43,174,486	$38,296,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$110,650	$43,163
Other borrowings	2,175,000	3,045,000

Total liabilities	2,285,650	3,088,163

Stockholders’ equity	40,888,836	35,208,305

Total liabilities and stockholders’ equity	$43,174,486	$38,296,468

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010

INCOME
Dividends	$-	$-	$-
Interest income	-	-	-

	-	-	-

EXPENSES
Interest expense	170,872	219,250	319,361
Goodwill impairment	-	-	2,541,476
Other operating expenses	436,283	359,409	384,813

Loss before equity in undistributed earnings (loss)	(607,155)	(578,659)	(3,245,650)

Equity in undistributed earnings (loss) of subsidiary	1,775,918	1,386,711	(1,737,868)

Income tax benefit	233,300	222,000	275,997

Net income (loss)	1,402,063	1,030,052	(4,707,521)

Preferred stock dividend requirements	1,229,780	651,119	34,463
Accretion on preferred stock discount	63,924	36,718	-

Net income (loss) available to common shareholders	$108,359	$342,215	$(4,741,984)

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 21.	Condensed Parent Information (continued)

	2012	2011	2010

STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,402,063	$1,030,052	$(4,707,521)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock compensation expense	74,048	79,140	74,612
Equity in undistributed loss (income) of subsidiary	(1,775,918)	(1,386,711)	1,737,868
Goodwill impairment	-	-	2,541,476
Other	1,719,222	(1,726,685)	(63,092)

Net cash provided by (used in) operating activities	1,419,415	(2,004,204)	(416,657)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to subsidiary	-	(4,500,000)	-

Net cash used in investing activities	-	(4,500,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under other borrowings	(870,000)	(1,670,000)	(635,000)
Issuance of preferred stock	4,858,078	7,135,402	2,727,424
Payment of preferred dividends	(985,917)	(303,412)	(34,463)

Net cash provided by financing activities	3,002,161	5,161,990	2,057,961

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,421,576	(1,342,214)	1,641,304

CASH AND CASH EQUIVALENTS, beginning of year	919,561	2,261,775	620,471

CASH AND CASH EQUIVALENTS, end of year	$5,341,137	$919,561	$2,261,775

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$174,473	$249,555	$319,361
Income taxes	-	-	-

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Note 22. Quarterly Data (unaudited)

	Years Ended December 31,
	2012				2011
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$5,174,178	$4,735,311	$4,817,353	$4,626,037	$5,001,095	$5,114,358	$5,159,803	$5,218,480
Interest expense	1,081,424	1,172,398	1,217,231	1,313,774	1,405,101	1,510,208	1,690,837	1,755,722

Net interest income, before provision for loan losses	4,092,754	3,562,913	3,600,122	3,312,263	3,595,994	3,604,150	3,468,966	3,462,758

Provision for loan losses	330,000	100,000	-	-	300,000	115,000	15,000	15,000

Net interest income, after provision for loan losses	3,762,754	3,462,913	3,600,122	3,312,263	3,295,994	3,489,150	3,453,966	3,447,758

Noninterest income	241,420	258,652	252,022	267,386	273,665	323,412	316,053	269,757
Noninterest expenses	3,477,359	3,203,019	3,423,359	3,074,132	3,500,712	3,076,769	3,657,407	3,416,615

Income before income taxes	526,815	518,546	428,785	505,517	68,947	735,793	112,612	300,900
Income tax (benefit) expense	156,100	154,300	118,200	149,000	(43,875)	212,125	(28,675)	48,625

Net income	370,715	364,246	310,585	356,517	112,822	523,668	141,287	252,275

Preferred stock dividend requirement	375,000	308,893	280,031	265,856	252,493	187,538	118,013	93,075
Accretion on preferred stock dividends	17,845	16,370	15,241	14,468	14,299	13,419	9,000	-

Net (loss) income available to common shareholders	$(22,130)	$38,983	$15,313	$76,193	$(153,970)	$322,711	$14,274	$159,200

Earnings (loss) per common share:
Basic	$-	$0.01	$-	$0.01	$(0.02)	$0.05	$-	$0.02
Diluted	-	0.01	-	0.01	(0.02)	0.05	-	0.02

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Cornerstone has not had any change in accountants or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years or subsequently.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Cornerstone maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to Cornerstone’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Cornerstone carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2012. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, Cornerstone’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of Cornerstone’s management on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and executive officers of Cornerstone is set forth under the caption “Proposals—Election of Directors” in Cornerstone’s 2013 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to Cornerstone’s audit committee and audit committee financial experts is set forth under the caption “Corporate Governance and the Board of Directors—Audit Committee” in Cornerstone’s 2013 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to compliance with the reporting requirements of Section 16(a) of the Exchange Act by Cornerstone’s executive officers and directors, persons who beneficially own more than ten percent of Cornerstone’s common stock and their affiliates who are required to comply with such reporting requirements is set forth under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in Cornerstone’s 2013 Proxy Statement. Such information is incorporated into this report by reference.

Cornerstone has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the captions “Executive Compensation” and “Director Compensation” in Cornerstone’s 2013 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to beneficial ownership of Cornerstone’s common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in Cornerstone’s 2013 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to Cornerstone’s equity compensation plans is set forth under the caption “The Company’s Long-Term Equity and Qualified Retirements Plans—Equity Compensation Plan Information as of December 31, 2012” in Cornerstone’s 2013 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain transactions between Cornerstone and its affiliates and certain other persons and to Cornerstone’s policies and procedures for approval of such transactions is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors—Policies and Procedures for Approval of Related Person Transactions” in Cornerstone’s 2013 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to director independence is set forth under the caption “Corporate Governance and the Board of Directors—Board Composition and Director Independence” in Cornerstone’s 2013 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is set forth under the caption “Audit Committee—Audit and Non-Audit Fees” in Cornerstone’s 2013 Proxy Statement. Such information is incorporated into this report by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The following report and consolidated financial statements of Cornerstone and Subsidiary are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit No.	Description
3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc. as amended.
3.2	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (1)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2.
10.1*	Cornerstone Bancshares, Inc. Statutory - Nonstatutory Stock Option Plan. (2)
10.2*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan. (3)
10.3*	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Compensation Plan. (4)
10.4*	Cornerstone Community Bank Employee Stock Ownership Plan. (5)
14	Code of Ethics. (6)
21	Subsidiaries of the registrant.
23	Consent of Hazlett, Lewis and Bieter, PLLC.
31.1	Certification of principal executive officer.
31.2	Certification of principal financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

____________________

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.
(1)	Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004.
(2)	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(3)	Incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(4)	Incorporated by reference to Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(5)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005.
(6)	Incorporated by reference to Exhibit 14 of the registrant’s Form 10-KSB filed on March 24, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC.

Date: March 28, 2013	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2013.

Signature	Title

/s/ W. Miller Welborn	Chairman of the Board of Directors
W. Miller Welborn

/s/ Nathaniel F. Hughes	President & Chief Executive Officer
Nathaniel F. Hughes	(principal executive officer) and Director

/s/ B. Kenneth Driver	Director
B. Kenneth Driver

/s/ Karl Fillauer	Director
Karl Fillauer

/s/ David Fussell	Director
David Fussell

/s/ Lawrence D. Levine	Director
Lawrence D. Levine

/s/ Frank S. McDonald	Director
Frank S. McDonald

/s/ Doyce G. Payne	Director
Doyce G. Payne

/s/ Billy O. Wiggins	Director
Billy O. Wiggins

/s/ Marsha Yessick	Director
Marsha Yessick

/s/ Gary W. Petty, Jr.	Executive Vice President and Chief Financial Officer
Gary W. Petty, Jr.	(principal financial officer and accounting officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc., as amended.
3.2	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (1)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2.
10.1*	Cornerstone Bancshares, Inc. Statutory - Nonstatutory Stock Option Plan. (2)
10.2*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan. (3)
10.3*	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Compensation Plan. (4)
10.4*	Cornerstone Community Bank Employee Stock Ownership Plan. (5)
14	Code of Ethics. (6)
21	Subsidiaries of the registrant.
23	Consent of Hazlett, Lewis & Bieter, PLLC.
31.1	Certification of principal executive officer.
31.2	Certification of principal financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

_______________________

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.
(1)	Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004.
(2)	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(3)	Incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(4)	Incorporated by reference to Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(5)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005.
(6)	Incorporated by reference to Exhibit 14 of the registrant’s Form 10-KSB filed on March 24, 2004.

