Form 10-Q
period 2013-03-31
CORNERSTONE BANCSHARES INC
filed 2013-05-15
CIK 1038773

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

As of May 1, 2013 there were 6,547,074 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as the following:  (i) the possibility that our asset quality would decline or if we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) economic conditions in the local markets where we operate, (vi) the impact of obtaining regulatory approval prior to the payment of dividends, (vii) the impact of our Series A Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (viii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (ix) there can be no assurance that recently enacted legislation will continue to stabilize the U.S. financial system, (x) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (xi) adverse impact on operations and financial condition due to changes in interest rates, (xii) our ability to obtain additional capital and, if obtained, the possible significant dilution to current shareholders, (xiii) the impact of recently enacted legislation on our business, (xiv) the impact of federal and state regulations on our operations and financial performance, (xv) whether a significant deferred tax asset we have can be fully realized, (xvi) our ability to retain the services of key personnel, (xvii) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xviii) our ability to adapt to technological changes. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
	2013	2012
ASSETS

Cash and due from banks	$5,074,926	$3,222,139
Interest-bearing deposits at other financial institutions	30,826,261	56,173,099
Total cash and cash equivalents	35,901,187	59,395,238

Securities available for sale	91,125,829	76,096,646
Securities held to maturity (fair value approximates $43,630 and $46,212 at March 31, 2013 and December 31, 2012, respectively)	42,579	45,086
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $5,669,215 and $6,141,281 at March 31, 2013 and December 31, 2012, respectively	266,880,672	270,850,465
Bank premises and equipment, net	5,289,384	5,399,340
Accrued interest receivable	1,323,499	1,213,778
Foreclosed assets	21,159,242	20,332,313
Other assets	7,664,340	7,790,634
Total assets	$431,709,632	$443,446,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$55,400,253	$60,053,838
Interest-bearing demand deposits	26,547,365	30,178,624
Savings deposits and money market accounts	89,564,444	80,994,239
Time deposits	165,391,211	173,653,892
Total deposits	336,903,273	344,880,593

Accrued interest payable	91,268	120,558
Federal funds purchased and securities sold under agreements to repurchase	21,150,464	19,587,387
Federal Home Loan Bank advances and other borrowings	31,740,000	37,175,000
Other liabilities	938,088	794,026
Total liabilities	390,823,093	402,557,564

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized; 600,000 shares issued and outstanding in 2013 and 2012, respectively	14,839,391	14,821,546
Common stock - $1.00 par value; 20,000,000 shares authorized; 6,709,199 shares issued in 2013 and 2012; 6,547,074 and 6,500,396 shares outstanding in 2013 and 2012, respectively	6,547,074	6,500,396
Additional paid-in capital	21,420,827	21,390,486
Retained deficit	(3,149,596)	(3,274,986)
Accumulated other comprehensive income	1,228,843	1,451,394
Total stockholders' equity	40,886,539	40,888,836
Total liabilities and stockholders' equity	$431,709,632	$443,446,400

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

	Unaudited
	Three Months Ended
	March 31,
	2013	2012

INTEREST INCOME
Loans, including fees	$4,141,736	$4,143,944
Securities and interest-bearing deposits at other financial institutions	439,906	467,006
Federal funds sold	21,472	15,087

Total interest income	4,603,114	4,626,037

INTEREST EXPENSE
Time deposits	465,256	699,094
Other deposits	137,930	121,243
Federal funds purchased and securities sold under agreements to repurchase	18,080	32,230
Federal Home Loan Bank advances and other borrowings	340,439	461,207

Total interest expense	961,705	1,313,774

Net interest income before provision for loan losses	3,641,409	3,312,263

Provision for loan losses	300,000	-

Net interest income after provision for loan losses	3,341,409	3,312,263

NONINTEREST INCOME
Customer service fees	188,481	197,434
Other noninterest income	17,818	20,288
Net gains from sale of loans and other assets	149,200	49,664

Total noninterest income	355,499	267,386

NONINTEREST EXPENSES
Salaries and employee benefits	1,597,291	1,591,135
Net occupancy and equipment expense	337,879	335,813
Depository insurance	159,844	202,783
Foreclosed assets, net	128,692	150,320
Other operating expenses	752,174	794,081

Total noninterest expenses	2,975,880	3,074,132

Income before income tax expense	721,028	505,517

Income tax expense	268,900	149,000
Net income	452,128	356,517

Preferred stock dividend requirements	375,000	265,856
Accretion on preferred stock discount	17,845	14,468

Net income available to common stockholders	$59,283	$76,193

EARNINGS PER COMMON SHARE
Basic	$0.01	$0.01
Diluted	0.01	0.01

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Unaudited
	Three Months Ended
	March 31,
	2013	2012
Net income	$452,128	$356,517

Other comprehensive income, before tax:
Unrealized holding losses arising during the period	(358,953)	(61,258)

Reclassification adjustment for gains include in net income	-	-

Other comprehensive income, before tax	(358,953)	(61,258)

Income tax benefit related to other comprehensive income taxes	136,402	23,278

Other comprehensive income, net of tax	(222,551)	(37,980)

Comprehensive income	$229,577	$318,537

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity - Unaudited

For the three months ended March 31, 2013

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings (Deficit)	Income	Equity

BALANCE, December 31, 2012	$14,821,546	$6,500,396	$21,390,486	$(3,274,986)	$1,451,394	$40,888,836

Issuance of common stock	-	46,678	30,341	-	-	77,019

Preferred stock dividends	-	-	-	(308,893)	-	(308,893)

Accretion on preferred stock	17,845	-	-	(17,845)	-	-

Net income	-	-	-	452,128	-	452,128

Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment and taxes	-	-	-	-	(222,551)	(222,551)

BALANCE, March 31, 2013	$14,839,391	$6,547,074	$21,420,827	$(3,149,596)	$1,228,843	$40,886,539

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Unaudited
	Three months ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$452,128	$356,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,933	111,418
Provision for loan losses	300,000	-
Stock compensation expense	-	18,512
Net (gains) losses on sales of loans and other assets	(80,357)	28,473
Changes in other operating assets and liabilities:
Net change in loans held for sale	(262,750)	37,175
Accrued interest receivable	(109,721)	(6,545)
Accrued interest payable	(29,290)	(305)
Other assets and liabilities	406,758	852,928
Net cash provided by operating activities	769,701	1,398,173

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	8,287,586	8,331,149
Securities held to maturity	2,477	5,131
Purchase of securities available for sale	(23,654,937)	(10,523,308)
Loan originations and principal collections, net	2,933,738	1,643,836
Purchase of bank premises and equipment	(3,732)	(49,077)
Proceeds from sale of other real estate and other assets	252,233	1,458,489
Net cash (used in) provided by investing activities	(12,182,635)	866,220

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(7,977,320)	1,773,714
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,563,077	(7,945,510)
Net payments on Federal Home Loan Bank advances and other borrowings	(5,435,000)	(435,000)
Payment of dividends on preferred stock	(308,893)	(187,538)
Issuance of preferred stock	-	532,127
Issuance of common stock	77,019	-
Net cash used in financing activities	(12,081,117)	(6,262,207)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,494,051)	(3,997,814)

CASH AND CASH EQUIVALENTS, beginning of period	59,395,238	38,882,691

CASH AND CASH EQUIVALENTS, end of period	$35,901,187	$34,884,877

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$990,995	$1,314,079
Cash paid during the period for taxes	-	913,327

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$1,154,400	$1,969,300

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

Interim Financial Information (Unaudited)-The financial information in this report for March 31, 2013 and March 31, 2012 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2012 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in April of 2013. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Accounting Policies-During interim periods, Cornerstone follows the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission. Since December 31, 2012, there have been no significant changes in any accounting principles or practices, or in the method of applying any such principles or practices, except for the following:

In February 2013, the Financial Accounting Standards Board (FASB) issued updated guidance related to disclosure of reclassification amounts out of other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements took effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increases our disclosure requirements surrounding reclassification items out of accumulated other comprehensive income.

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

The following is a summary of the basic and diluted earnings per share for the three month periods ended March 31, 2013 and March 31, 2012.

	Three Months Ended March 31,
Basic earnings per common share calculation:	2013	2012
Numerator: Net income available to common shareholders	$59,283	$76,193
Denominator: Weighted avg. common shares outstanding	6,547,074	6,500,396
Effect of dilutive stock options	123,499	85,425
Diluted shares	6,670,573	6,585,821

Basic earnings per common share	$0.01	$0.01
Diluted earnings per common share	$0.01	$0.01

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of ASC 718, Compensation –Stock Compensation. For the three month period ended March 31, 2013, no compensation cost was charged to earnings related to the vested incentive stock options.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock. The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant. The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The incentive stock options vest 30 percent on the second anniversary of the grant date, 60 percent on the third anniversary of the grant date and 100 percent on the fourth anniversary of the grant date, and the non-qualified stock options vest 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. The options expire ten years from the grant date. At March 31, 2013, the total remaining compensation cost to be recognized on non-vested options is approximately $596,000. A summary of the status of these stock option plans is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2012	670,300	$3.86	6.2 Years	$232,900
Granted	193,000	2.37	9.9 Years
Exercised	-	-
Forfeited	(57,475)	(3.51)
Outstanding at March 31, 2013	805,825	$3.52	7.2 Years	$233,437
Options exercisable at March 31, 2013	303,125	$6.17

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2013 was $1.17. This was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	7.0 Years
Expected volatility	47.60%
Risk-free interest rate	1.23%

Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock. On October 15, 1997, the Bank stock options were converted to Cornerstone stock options. Only non-qualified stock options may be granted under the plan. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the maximum term is ten years. Vesting is 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. At March 31, 2013, the total remaining compensation cost to be recognized on non-vested options is approximately $123,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2012	145,250	$3.30	7.2 Years	$57,600
Granted	45,000	2.37
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2013	190,250	$3.08	7.6 Years	$58,193
Options exercisable at March 31, 2013	100,250	$4.04

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2013 was $1.17. This was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	7.0 Years
Expected volatility	47.60%
Risk-free interest rate	1.23%

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$3,912,202	$54,799	$-	$3,967,001

State and municipal securities	21,512,100	1,850,863	-	23,362,963

Mortgage-backed securities:
Residential mortgage loans guaranteed by GNMA or FNMA	8,532,585	168,643	-	8,701,228

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	55,168,704	66,220	(140,287)	55,094,637

	$89,125,591	$2,140,525	$(140,287)	$91,125,829

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage loans guaranteed by GNMA or FNMA	$42,579	$1,051	$-	$43,630

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$3,961,956	$56,195	$-	$4,018,151

State and municipal securities	21,531,727	2,101,590	-	23,633,317

Mortgage-backed securities:
Residential mortgage loans guaranteed by GNMA or FNMA	9,092,205	132,038	(1,824)	9,222,419

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	39,151,568	86,099	(14,908)	39,222,759

	$73,737,456	$2,375,922	$(16,732)	$76,096,646

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage loans guaranteed by GNMA or FNMA	$45,086	$1,341	$(8)	$46,212

At March 31, 2013, securities with a fair value totaling approximately $ 53 million were pledged to secure public funds, securities sold under agreements to repurchase, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Reserve Discount Window.

The amortized cost and estimated market value of securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due from one year to five years	1,091,942	1,166,169	-	-
Due from five years to ten years	5,499,656	6,056,232	-	-
Due after ten years	18,832,704	20,107,563	-	-
	$25,424,302	$27,329,964	-	-

Mortgage-backed securities	63,701,289	63,795,865	42,579	43,630

	$89,125,591	$91,125,829	$42,579	$43,630

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, as of March 31, 2013 and as of December 31, 2012:

	As of March 31, 2013
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed Securities:
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	$33,814,587	$(140,287)	$-	$-	$33,814,587	$(140,287)
	$33,814,587	$(140,287)	$-	$-	$33,814,587	$(140,287)

	As of December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Residential mortgage loans guaranteed by GNMA or FNMA	$667,325	$(1,824)	$-	$-	$667,325	$(1,824)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	22,514,641	(14,908)	-	-	22,514,641	(14,908)
	$23,181,966	$(16,732)	$-	$-	$23,181,966	$(16,732)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at March 31, 2013 or December 31, 2012.

At March 31, 2013 and December 31, 2012, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

Mortgage-backed securities: At March 31, 2013, seven investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at March 31, 2013.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses

At March 31, 2013 and December 31, 2012, loans are summarized as follows (in thousands):

	March 31,	December 31,
	2013	2012
Commercial real estate-mortgage:
Owner-occupied	$62,460	$58,425
All other	64,483	66,747
Consumer real estate-mortgage	70,260	71,195
Construction and land development	33,220	38,557
Commercial and industrial	40,302	40,140
Consumer and other	1,825	1,927
Total loans	272,550	276,991
Less: Allowance for loan losses	(5,669)	(6,141)

Loans, net	$266,881	$270,850

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

The composition of loans by loan classification for impaired and performing loan status at March 31, 2013 and December 31, 2012, is summarized in the tables below (amounts in thousands):

March 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$116,417	$66,790	$32,271	$37,513	$1,825	$254,816
Impaired loans	10,526	3,470	949	2,789	-	17,734
Total	$126,943	$70,260	$33,220	$40,302	$1,825	$272,550

December 31, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$115,959	$69,329	$37,607	$36,980	$1,927	$261,802
Impaired loans	9,213	1,866	950	3,160	-	15,189
Total	$125,172	$71,195	$38,557	$40,140	$1,927	$276,991

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of March 31, 2013 and December 31, 2012 (amounts in thousands):

March 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$872	$912	$222	$75	$10	$2,091
Impaired loans	2,072	570	460	476	-	3,578
Total	$2,944	$1,482	$682	$551	$10	$5,669

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$319	$952	$781	$29	$14	$2,095
Impaired loans	2,230	576	460	780	-	4,046
Total	$2,549	$1,528	$1,241	$809	$14	$6,141

The following tables detail the changes in the allowance for loan losses for the three month period ending March 31, 2013 and year ending December 31, 2012, by loan classification (amounts in thousands):

March 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$2,549	$1,528	$1,241	$809	$14	$6,141
Charged-off loans	(227)	(299)	(155)	(310)	(13)	(1,004)
Recovery of charge-offs	51	157	9	14	1	232
Provision for loan losses	571	96	(413)	38	8	300
Ending balance	$2,994	$1,482	$682	$551	$10	$5,669

December 31, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$3,557	$2,518	$827	$482	$16	$7,400
Charged-off loans	(958)	(1,022)	(782)	(74)	(33)	(2,869)
Recovery of charge-offs	838	36	145	144	17	1,180
Provision for loan losses	(888)	(4)	1,051	257	14	430
Ending balance	$2,549	$1,528	$1,241	$809	$14	$6,141

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

The Bank’s loan grading process is as follows:

▪	All loans are assigned a loan grade at the time of origination by the relationship manager. Typically, a loan is assigned a loan grade of “pass” at origination.

▪	Loan relationships greater than or equal to $500 thousand are reviewed by the Bank’s external loan review provider on an annual basis.

▪	Additionally, the Bank’s external loan review provider samples other loan relationships between $100 thousand and $500 thousand with an emphasis on commercial and commercial real estate loans and insider loans.

▪	The Bank’s internal loan review department samples approximately 33 percent of all other loan relationships less than $500 thousand on an annual basis for review.

▪	If a loan is delinquent 60 days or more or a pattern of delinquency exists, the loan will be selected for review.

▪	Generally, all loans on the Bank’s internal watchlist are reviewed annually by internal loan review or external loan review providers.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

If a loan is classified as a problem asset, it will be assigned one of the following loan grades: substandard, substandard-impaired, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When the Bank classifies an asset as substandard, or doubtful, a specific allowance for loan losses may be established.

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of March 31, 2013 and December 31, 2012 (amounts in thousands):

March 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$113,593	$56,720	$31,700	$33,067	$1,825	$236,905
Special mention	2,352	6,888	99	4,256	-	13,595
Substandard	472	3,182	472	190	-	4,316
Substandard-impaired	9,159	3,121	489	2,789	-	15,558
Doubtful	1,367	349	460	-	-	2,176
	$126,943	$70,260	$33,220	$40,302	$1,825	$272,550

December 31, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$111,313	$57,959	$36,802	$36,482	$1,904	$244,460
Special mention	4,145	8,401	198	330	18	13,092
Substandard	501	2,969	607	168	5	4,250
Substandard-impaired	9,213	1,866	950	3,160	-	15,189
	$125,172	$71,195	$38,557	$40,140	$1,927	$276,991

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of March 31, 2013 and December 31, 2012 (in thousands):

				For the quarter ended
	At March 31, 2013			March 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$5,427	$5,690	$-	$4,416	$64
Consumer real estate – mortgage	2,524	2,524	-	1,518	32
Construction and land development	471	498	-	357	4
Commercial and industrial	2,045	2,102	-	2,078	9
Consumer and other	-	-	-	-	-
Total	$10,467	$10,814	$-	$8,369	$109

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$5,099	$5,764	$2,072	$5,453	$69
Consumer real estate – mortgage	946	946	570	1,149	12
Construction and land development	478	478	460	592	4
Commercial and industrial	744	744	476	896	20
Consumer and other	-	-	-	-	-
Total	$7,267	$7,932	$3,578	$8,090	$105

Total impaired loans	$17,734	$18,746	$3,578	$16,459	$214

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

				For the year ended
	At December 31, 2012			December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$3,406	$3,453	$-	$4,389	$180
Consumer real estate – mortgage	513	540	-	1,538	52
Construction and land development	244	251	-	358	19
Commercial and industrial	2,111	2,155	-	2,277	55
Consumer and other	-	-	-	-	-
Total	$6,274	$6,399	$-	$8,562	$306

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$5,807	$5,848	$2,230	$6,616	$215
Consumer real estate – mortgage	1,353	1,353	576	2,606	61
Construction and land development	706	706	460	642	49
Commercial and industrial	1,049	1,049	780	700	132
Consumer and other	-	-	-	-	-
Total	$8,915	$8,956	$4,046	$10,564	$457

Total impaired loans	$15,189	$15,355	$4,046	$19,126	$763

The following tables present an aged analysis of past due loans as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$1,371	$-	$360	$1,731	$60,729	$62,460
All other	498	-	2,393	2,891	61,592	64,483
Consumer real estate-mortgage	1,250	-	1,014	2,264	67,996	70,260
Construction and land development	365	-	531	896	32,324	33,220
Commercial and industrial	537	-	2,066	2,603	37,699	40,302
Consumer and other	2	-	-	2	1,823	1,825
Total	$4,023	$-	$6,364	$10,387	$262,163	$272,550

December 31, 2012	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$2,738	$-	$956	$3,694	$54,731	$58,425
All other	636	-	1,913	2,549	64,198	66,747
Consumer real estate-mortgage	1,858	-	616	2,474	68,721	71,195
Construction and land development	100	-	53	153	38,404	38,557
Commercial and industrial	1,227	-	2,467	3,694	36,446	40,140
Consumer and other	35	-	-	35	1,892	1,927
Total	$6,594	$-	$6,005	$12,599	$264,392	$276,991

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur. At March 31, 2013 and December 31, 2012, the bank has loans of approximately $8,695,000 and $9,403,000, respectively, that were modified for troubled debt restructuring. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral or other similar strategies.

The following table presents a summary of loans that were modified as troubled debt restructurings during the three month period ending March 31, 2013 and 2012. (amounts in thousands):

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
March 31, 2013	Number of Contracts	Investment	Investment

Commercial real estate-mortgage	6	$8,354	$8,354
Consumer real estate-mortgage	3	270	270
Construction and land development	1	459	459
Commercial and industrial	5	2,432	2,432

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
March 31, 2012	Number of Contracts	Investment	Investment

Consumer real estate-mortgage	3	$2,893	$2,331
Construction and land development	1	591	456
Commercial and industrial	1	20	20

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Standby letters of credit are generally issued on behalf of an applicant (our customer) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from the Bank under certain prescribed circumstances. Subsequently, the Bank would seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.

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

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should customers default on their resulting obligation to the Bank the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at March 31, 2013 is as follows:

Commitments to extend credit	$33.4 million
Standby letters of credit	$3.3 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at March 31, 2013 will not have a material effect on Cornerstone’s consolidated financial statements.

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments. There have been no changes in the methodologies used at March 31, 2013 and December 31, 2012.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing and interest-bearing demand deposits, savings deposits, and money market accounts, is equal to the amount payable on demand at the reporting date. The carrying amounts of variable-rate, fixed-term certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits. Generally, Level 3 inputs are utilized in this estimate.

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

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$3,967,001	$-	$3,967,001	$-
State and municipal securities	23,362,963	-	23,362,963	-
Mortgage-backed securities:
Residential mortgage loans guaranteed by GNMA or FNMA	8,701,228	-	8,701,228	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	55,094,637	-	55,094,637	-

Total securities available for sale	$91,125,829	$-	$91,125,829	$-

Cash surrender value of life insurance	$1,207,962	$-	$1,207,962	$-

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$4,018,151	$-	$4,018,151	$-
State and municipal securities	23,633,317	-	23,633,317	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	9,222,419	-	9,222,419	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	39,222,759	-	39,222,759	-

Total securities available for sale	$76,096,646	$-	$76,096,646	$-

Cash surrender value of life insurance	$1,199,725	$-	$1,199,725	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at March 31, 2013 and December 31, 2012 for which a nonrecurring change in fair value was recorded (amounts in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,689	$-	$3,689	$-
Foreclosed assets (OREO & Repossessions)	21,159	-	21,159	-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,869	$-	$4,869	$-
Foreclosed assets (OREO & Repossessions)	20,332	-	20,332	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at March 31, 2013 and December 31, 2012. Losses derived from Level 2 inputs were calculated by models incorporating significant observable market data.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount and estimated fair value of Cornerstone's financial instruments at March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$35,901	$35,901	$59,395	$59,395
Securities	91,168	91,170	76,142	76,143
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	266,881	267,312	270,850	271,128
Cash surrender value of life insurance	1,208	1,208	1,200	1,200
Accrued interest receivable	1,323	1,323	1,214	1,214

Liabilities:
Noninterest-bearing demand deposits	55,400	55,400	60,054	60,054
Interest-bearing demand deposits	26,547	26,547	30,179	30,179
Savings deposits and money market accounts	89,564	89,564	80,994	80,994
Time deposits	165,391	165,641	173,654	175,177
Federal funds purchased and securities sold under agreements to repurchase	21,150	21,150	19,587	19,587
Federal Home Loan Bank advances and other borrowings	31,740	31,740	37,175	37,175
Accrued interest payable	91	91	121	121

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Three months ended
(Amounts in thousands)	March 31
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$275,696	$4,142	6.09%	$265,814	$4,144	6.27%
Investment securities	86,741	440	2.35%	88,641	467	2.43%
Other earning assets	33,484	21	0.26%	23,880	15	0.25%
Total earning assets	395,921	$4,603	4.78%	378,335	$4,626	4.99%
Allowance for loan losses	(5,933)			(7,121)
Cash and other assets	36,838			37,497
TOTAL ASSETS	$426,827			$408,711

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$28,438	$20	0.29%	$24,891	$21	0.34%
Savings deposits	11,620	7	0.26%	9,859	10	0.40%
MMDA's	74,215	110	0.60%	39,373	90	0.92%
Time deposits	168,789	465	1.12%	195,111	699	1.44%
Federal funds purchased and securities sold under agreements to repurchase	21,090	18	0.35%	26,291	32	0.49%
Federal Home Loan Bank and other borrowings	32,713	340	4.22%	42,634	461	4.35%
Total interest-bearing liabilities	336,865	962	1.16%	338,159	1,314	1.56%
Net interest spread		$3,641	3.62%		$3,312	3.43%
Noninterest-bearing demand deposits	46,812			34,479
Accrued expenses and other liabilities	2,016			486
Shareholders' equity	41,135			35,587
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$426,827			$408,711
Net yield on earning assets			3.79%			3.59%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		62			68
Total adjustment		62			68

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

The following is a discussion of Cornerstone’s financial condition at March 31, 2013 and December 31, 2012 and our results of operations for the three months ended March 31, 2013 and 2012. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

Critical Accounting Policies

Cornerstone’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Our significant accounting policies are described in Note 1, “Presentation of Financial Information,” to the consolidated financial statements and are integral to understanding the MD&A. Critical accounting policies include the initial adoption of an accounting policy that has a material impact on our financial presentation as well as accounting estimates reflected in our financial statements that require us to make estimates and assumptions about matters that were highly uncertain at the time. Disclosure about critical estimates is required if different estimates that Cornerstone reasonably could have used in the current period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The following is a description of our critical accounting policies.

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

Cornerstone periodically evaluates uncertain tax positions and estimates the appropriate level of tax reserves related to each of these positions. Additionally, Cornerstone evaluates its deferred tax assets for possible valuation allowances based on the amounts expected to be realized. The evaluation of uncertain tax positions and deferred tax assets involves a high degree of judgment and subjectivity. Changes in the results of these evaluations could have a material impact on our financial results. Refer to Note 9, “Income Taxes,” in the notes to Cornerstone’s consolidated financial statements set forth in its Annual Report on Form 10-K for the year ended December 31, 2012 for more information.

Review of Financial Performance

As of March 31, 2013, Cornerstone had total consolidated assets of approximately $432 million, total loans of approximately $273 million, total securities of approximately $91 million, total deposits of approximately $ 337 million and stockholders’ equity of approximately $41 million. Net income for the three month period ended March 31, 2013 totaled $452,128.

Results of Operations

Net income for the three months ended March 31, 2013 was $452,128 or $0.01 basic earnings per common share, compared to a net income of $356,517 or $0.01 basic earnings per common share, for the same period in 2012.

The following table presents our results for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 (amounts in thousands).

			2013-2012
	Three months		Percent	Dollar
	ended March 31,		Increase	Amount
	2013	2012	(Decrease)	Change
Interest income	$4,603	$4,626	(0.50)%	$(23)
Interest expense	962	1,314	(26.79)%	(352)
Net interest income before provision for loan loss	3,641	3,312	9.93%	329

Provision for loan loss	300	-	100%	300
Net interest income after provision for loan loss	3,341	3,312	0.88%	29

Total noninterest income	355	267	32.96%	88
Total noninterest expense	2,976	3,074	(3.19)%	(98)

Income before income taxes	721	505	(42.77)%	216

Provision for income taxes	269	149	(80.54)%	120

Net income	$452	$356	(26.97)%	$96

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of our earnings. For the three months ended March 31, 2013, net interest income before the provision for loan losses, increased approximately $329 thousand or 9.93 percent over the same period of 2012. Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities) was 3.62 percent compared to 3.43 percent for the three month periods ended March 31, 2013 and 2012, respectively. The net interest margin on a tax equivalent basis was 3.79 percent and 3.59 percent for the three month periods ended March 31, 2013 and 2012, respectively. Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The Bank’s net interest income as of March 31, 2013 has been positively impacted by a reduction in interest expense of the funding of the Bank. The primary savings have been a reduction in the Federal Home Loan Bank balances and a migration of funding from certificates of deposit into transactional accounts. First quarter 2013 interest income remains stable when compared to the first quarter of 2012. While yield on earning assets decreased 0.21 percent the Bank compensated by increasing the balance of average earning assets by approximately $17 million.

The Bank’s loan portfolio yield decreased to 6.09 percent for the three months ended March 31, 2013 compared to 6.27 percent for the three months ended March 31, 2012. Management anticipates interest rates to continue to decrease in the loan portfolio but anticipates consistent revenue by increasing the amount of the loan portfolio.

For the three month period ended March 31, 2013, the Bank was successful in maintaining an investment portfolio yield of 2.35 percent compared to 2.43 percent for the same time period in 2012. This was accomplished primarily by the Bank’s stable municipal bond portfolio and floating rate instruments that are at the floor of their interest rate structure. The Bank decreased the amount of its investment portfolio to an average balance of approximately $87 million as of March 31, 2013 from approximately $89 million as of March 31, 2012. Management believes the present level of investment securities is sufficient to provide for all pledging needs and represents an appropriate amount of the balance sheet to provide liquidity and interest rate protection.

The Bank’s net interest margin increased from March 31, 2012 to March 31, 2013 by 20 basis points. The majority of the increase is due to reduced interest expense relating to fewer FHLB borrowings and a migration from certificates of deposit to transactional accounts. Management believes that the balance sheet will remain at the present level or increase slightly and expects to see a conversion of cash into loans which should increase the Bank’s net interest margin.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Cornerstone recorded $300 thousand in provision for loan losses for the three months ended March 31, 2013. Cornerstone did not record provision for loan losses for the three months ended March 31, 2012.

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

The following table presents the components of noninterest income for the three months ended March 31, 2013 and 2012 (dollars in thousands):

			2013-2012
	Three months ended		Percent
	March 31,		Increase
	2013	2012	(Decrease)
Service charges on deposit accounts	$188	$197	(4.57)%
Net gains on sale of loans and other assets	149	50	198. %
Other noninterest income	18	20	(10.00)%
Total noninterest income	$355	$267	32.96%

Significant matters relating to the changes in noninterest income are presented below:

The Bank continues to experience a slight decrease in its service charges on deposit accounts during 2013 due to a continued reduction in customer overdraft charges.

During the first quarter of 2013, the Bank recorded a $100 thousand fee from the sale of a Small Business Administration ( “SBA”) 7A loan. The Bank expects to continue originating SBA 7A loans and estimates loan fees from the sale of future loans during 2013 to be approximately $250 thousand.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance, net foreclosed assets expense and other operating expense.

The following table presents the components of noninterest expense for the three months ended March 31, 2013 and 2012 (dollars in thousands).

			2013-2012
	Three months ended		Percent
	March 31,		Increase
	2013	2012	(Decrease)
Salaries and employee benefits	$1,597	$1,591	0.38%
Occupancy and equipment expense	338	336	0.60%
Foreclosed assets expense, net	129	150	(14.00)%
FDIC depository insurance	160	203	(21.18)%
Other operating expense	752	794	(5.29)%
Total noninterest expense	$2,976	$3,074	(3.19)%

Significant matters relating to the changes to noninterest expense are presented below:

Cornerstone employee expense remained stable during the first quarter of 2013. The Bank does intend to hire additional sales staff but does not expect a material increase in salaries and benefits during 2013.

As of March 31, 2013, the Bank had incurred $7 thousand in write-down of other real estate and repossessed assets. The Bank incurred approximately $122 thousand in net carrying cost for its foreclosed assets during the first quarter of 2013. A majority of the incremental expense was due to maintenance and repairs of the existing properties. Management anticipates a total of $1.2 million of expense and write-downs on its foreclosed assets during 2013. Management nets the expense and write-downs of other real estate owned against the income generated from income producing real estate to calculate net foreclosed asset expense.

Depository insurance decreased from approximately $203 thousand as of March 31, 2012 to approximately $160 thousand as of March 31, 2013. Management anticipates the FDIC expense to reduce further as the Bank’s regulatory status improves.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled approximately $443 million as of December 31, 2012. As of March 31, 2013, total consolidated assets had decreased approximately $11 million or 2.48 percent to approximately $432 million.

Liabilities as of March 31, 2013 and December 31, 2012 totaled approximately $391 million and $403 million, respectively.

Stockholders’ equity as of March 31, 2013 and December 31, 2012 totaled approximately $41 million.

Securities-The Bank’s investment portfolio, primarily consisting of Ginnie Mae Agency, mortgage-backed securities and municipal securities, amounted to approximately $91 million as of March 31, 2013 compared to approximately $76 million as of December 31, 2012. The primary purposes of the Bank’s investment portfolio are to provide liquidity, satisfy pledging requirements, collateralize the Bank’s repurchase accounts and secure the Bank’s FHLB borrowings.

Loans-The composition of loans at March 31, 2013 and at December 31, 2012 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage
Owner-occupied	$62,460	22.91%	$58,425	21.09%
All other	64,483	23.66%	66,747	24.10%
Consumer real estate-mortgage	70,260	25.78%	71,195	25.70%
Construction and land development	33,220	12.19%	38,557	13.92%
Commercial and industrial	40,302	14.79%	40,140	14.49%
Consumer and other	1,825	0.67%	1,927	0.70%
Total loans	272,550	100.00%	276,991	100.00%
Less: Allowance for loan losses	(5,669)		(6,141)

Loans, net	$266,881		$270,850

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

During the first quarter of 2013, the Bank recorded $300 thousand in provision expense to the loan loss allowance. Management also elected to change its historic loan loss analysis to incorporate a two and half year look-back period for loan charge-offs and recoveries. Previously, the Bank had used a one year look-back period in its loan loss allowance. The change was made to more accurately compare the Bank’s history of loan losses and recoveries to the possible future loan losses and recoveries. Management believes that it has established an allowance for loan losses that adequately accounts for the Bank’s identified loan impairment. However, additional provision to the loan loss allowance may be needed in future quarters as the Bank works its problem assets through the collection cycle.

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2013 and for the year ended December 31, 2012 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	March 31,	December 31,
	2013	2012
Balance, beginning of period	$6,141	$7,400
Loans charged-off	(1,004)	(2,869)
Recoveries of loans previously charged-off	232	1,180
Provision for loan losses	300	430
Balance, end of period	$5,669	$6,141

Total loans	$272,550	$276,991

Ratio of allowance for loan losses to loans outstanding at the end of the period	2.08%	2.22%

Ratio of net charge-offs to total loans outstanding for the period	0.28%	0.61%

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

The Bank has experienced a stabilization in its loan quality as the Chattanooga, Tennessee Metropolitan Statistical Area begins to recover from a long economic downturn. The number and dollar amount of impaired loans remained consistent during the first quarter of 2013. Management anticipates that its loan asset quality will improve as the economy recovers from the current economic recession.

The following table summarizes Cornerstone’s non-performing assets at each quarter end from June 30, 2012 to March 31, 2013 (amounts in thousands):

	March 31,	December 31,	September 30,	June 30,
	2013	2012	2012	2012
Non-accrual loans	$6,364	$6,005	$7,971	$7,124
Foreclosed assets	21,159	20,332	22,376	22,144
Total non-performing assets	$27,523	$26,337	$30,347	$29,268

30-89 days past due loans	$4,023	$6,594	$3,819	$2,495

Total loans outstanding	$272,550	$276,991	$273,820	$263,749

Allowance for loan losses	5,669	6,141	5,280	6,029

Ratio of non-performing loans to total loans outstanding at the end of the period	2.33%	2.17%	2.91%	2.70%

Ratio of non-performing assets to total allowance for loan losses at the end of the period	485.50%	428.87%	574.75%	485.45%

The Bank’s non-accrual balances decreased dramatically during the first quarter of 2013 compared to the first quarter of 2012. 30-89 days past due loans also declined in the first quarter of 2013 when compared to the first quarter of 2012.

Management believes non-accrual loans will continue to decrease during the remainder of 2013 and expects to charge-off loans of $2-3 million to reduce the outstanding balances on several large impaired loans that are fully provided for in the Bank’s current allowance for loan losses. As a result, management does not anticipate a negative impact to the Bank’s earnings.

The Bank’s foreclosed assets remained constant at approximately $21 million as of March 31, 2013. The Bank has seen an improvement in the level of interest in its properties by potential buyers. Management is targeting a reduction in foreclosed asset levels by approximately $6 million during the remainder of 2013.

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

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Core funding:
Noninterest-bearing demand deposits	$55,400	14.3%	$60,054	15.0%
Interest-bearing demand deposits	26,457	6.8%	30,179	7.6%
Savings & money market accounts	89,564	23.1%	80,994	20.3%
Time deposits under $100,000	83,751	21.6%	85,917	21.5%
Total core funding	255,172	65.8%	257,144	64.4%

Non-core funding:
Time deposit of $100,000 or more	$81,640	21.0%	$87,737	22.0%
Fed funds purchased and securities sold under agreements to repurchase	21,150	5.5%	19,587	4.9%
Federal Home Loan Bank advances	30,000	7.7%	35,000	8.7%
Total non-core funding	132,790	34.2%	142,324	35.6%

Total	$387,962	100.0%	$399,468	100.0%

The Bank has seen a significant improvement in its liability structure since the beginning of 2011 as the percentage of core non-term deposits increased greatly year over year. The Bank will continue to see a reduction in its Federal Home Loan Bank advances during 2013.

Capital Resources-At March 31, 2013 and December 31, 2012, Cornerstone’s stockholders’ equity amounted to approximately $40.9 million.

The following is a summary of the Bank’s capital ratios as of March 31, 2013:

Tier 1 leverage ratio	8.56%
Tier 1 risk-based capital ratio	12.07%
Total risk-based capital ratio	13.32%

Cornerstone has requested permission from the Federal Reserve Bank of Atlanta (the “Federal Reserve”) to pay its scheduled December 31, 2012 dividend on its Series A convertible preferred stock in the amount of $0.625 per share. Cornerstone is waiting for a final decision from the Federal Reserve authorizing the payment of the dividend.

Cornerstone had other borrowings of approximately $1.7 million as of March 31, 2013.

Market and Liquidity Risk Management

Interest Rate Sensitivity

The Bank’s Asset Liability Management Committee (“ALCO”) is responsible for making decisions regarding liquidity and funding solutions based upon approved liquidity, loan, capital and investment policies. The ALCO must consider interest rate sensitivity and liquidity risk management when rendering a decision on funding solutions and loan pricing. To assist in this process the Bank has contracted with an independent third party to prepare quarterly reports that summarize several key asset-liability measurements. In addition, the third party will provide recommendations to the Bank’s ALCO regarding future balance sheet structure, earnings and liquidity strategies. The following is a brief discussion of the primary tools used by the ALCO to perform its responsibilities:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2012. No material changes in the assumptions used in preparing, or results obtained from, the model have occurred since December 31, 2012.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer and Chief Financial Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiary) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 1A. Risk Factors

Cornerstone, as a smaller reporting company, is not required to provide the information required by this Item.

Item 6. Exhibits

Exhibit Number	Description
10.1	Loan agreement dated March 27, 2013 between Cornerstone and First Tennessee National Association.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: May 15, 2013	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2013	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

