Form 10-Q
period 2013-06-30
CORNERSTONE BANCSHARES INC
filed 2013-08-14
CIK 1038773

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________.

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

Yes ☐ No ☒

As of August 1, 2013 there were 6,547,074 shares of common stock, $1.00 par value per share, issued and outstanding.

TABLE OF CONTENTS

PART I –FINANCIAL INFORMATION

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

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
	2013	2012
ASSETS

Cash and due from banks	$1,600,127	$3,222,139
Interest-bearing deposits at other financial institutions	27,100,735	56,173,099
Total cash and cash equivalents	28,700,862	59,395,238

Securities available for sale	99,777,449	76,096,646
Securities held to maturity (fair value approximates $41,165 and $46,212 at June 30, 2013 and December 31, 2012, respectively)	40,014	45,086
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $5,094,740 and $6,141,281 at June 30, 2013 and December 31, 2012, respectively	270,967,656	270,850,465
Bank premises and equipment, net	5,183,270	5,399,340
Accrued interest receivable	1,152,927	1,213,778
Foreclosed assets	18,866,526	20,332,313
Other assets	8,322,485	7,790,634
Total assets	$435,334,089	$443,446,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$60,094,019	$60,053,838
Interest-bearing demand deposits	24,613,914	30,178,624
Savings deposits and money market accounts	90,452,881	80,994,239
Time deposits	164,038,451	173,653,892
Total deposits	339,199,265	344,880,593

Accrued interest payable	93,464	120,558
Federal funds purchased and securities sold under agreements to repurchase	22,907,064	19,587,387
Federal Home Loan Bank advances and other borrowings	31,740,000	37,175,000
Other liabilities	1,160,021	794,026
Total liabilities	395,099,814	402,557,564

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized; 600,000 shares issued and outstanding in 2013 and 2012, respectively	14,857,236	14,821,546
Common stock - $1.00 par value; 20,000,000 shares authorized; 6,709,199 shares issued in 2013 and 2012; 6,547,074 and 6,500,396 shares outstanding in 2013 and 2012, respectively	6,547,074	6,500,396
Additional paid-in capital	21,485,355	21,390,486
Accumulated deficit	(3,146,410)	(3,274,986)
Accumulated other comprehensive income	491,020	1,451,394
Total stockholders' equity	40,234,275	40,888,836
Total liabilities and stockholders' equity	$435,334,089	$443,446,400

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

	Unaudited		Unaudited
	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans, including fees	$4,079,369	$4,185,757	$8,221,105	$8,329,701
Investment securities	482,117	618,255	922,023	1,085,261
Federal funds sold & other earning assets	14,533	13,341	36,005	28,428
Total interest income	4,576,019	4,817,353	9,179,133	9,443,390

INTEREST EXPENSE
Time deposits	455,340	634,961	920,596	1,334,055
Other deposits	131,534	133,459	269,464	254,702
Federal funds purchased and securities sold under agreements to repurchase	16,743	23,074	34,823	55,304
Federal Home Loan Bank advances and other borrowings	315,948	425,737	656,387	886,944
Total interest expense	919,565	1,217,231	1,881,270	2,531,005

Net interest income before provision for loan losses	3,656,454	3,600,122	7,297,863	6,912,385
Provision for loan losses	-	-	300,000	-
Net interest income after provision for loan losses	3,656,454	3,600,122	6,997,863	6,912,385

NONINTEREST INCOME
Customer service fees	201,302	207,164	389,783	404,598
Net gains from sale of securities	424,971	-	424,971	-
Net gains from sale of loans and other assets	52,382	26,246	201,582	75,910
Other noninterest income	18,650	18,612	36,468	38,900
Total noninterest income	697,305	252,022	1,052,804	519,408

NONINTEREST EXPENSE
Salaries and employee benefits	1,622,501	1,569,555	3,219,792	3,160,690
Net occupancy and equipment expense	339,606	347,928	677,485	683,741
Depository insurance	161,120	206,866	320,964	409,649
Foreclosed assets, net	798,456	480,755	927,148	631,075
Other operating expenses	780,045	818,255	1,532,219	1,612,336
Total noninterest expenses	3,701,728	3,423,359	6,677,608	6,497,491

Income before provision for income taxes	652,031	428,785	1,373,059	934,302
Provision for income taxes	256,000	118,200	524,900	267,200

Net income	396,031	310,585	848,159	667,102

Preferred stock dividend requirements	375,000	280,031	750,000	545,887
Accretion on preferred stock discount	17,845	15,241	35,690	29,709

Net income available to common shareholders	$3,186	$15,313	$62,469	$91,506

EARNINGS PER COMMON SHARE
Basic	$-	$-	$0.01	$0.01
Diluted	$-	$-	$0.01	$0.01

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$-

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Unaudited
	Three Months Ended
	June 30
	2013	2012
Net income	$396,031	$310,585

Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during the period, net of tax benefit (expense) of $290,725 and ($144,431) in 2013 and 2012, respectively	(474,341)	235,651

Reclassification adjustment for gains included in net income, net of tax expense of $161,489 in 2013	(263,482)	-

Total other comprehensive (loss) income	(737,823)	235,651

Comprehensive (loss) income	$(341,792)	$546,236

	Unaudited
	Six Months Ended
	June 30
	2013	2012
Net income	$848,159	$667,102

Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during the period, net of tax benefit (expense) of $427,124 and ($121,153) in 2013 and 2012, respectively	(696,892)	197,671

Reclassification adjustment for gains included in net income, net of tax expense of $161,489 in 2013	(263,482)	-

Total other comprehensive (loss) income	(960,374)	197,671

Comprehensive (loss) income	$(112,215)	$864,773

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity - Unaudited

For the six months ended June 30, 2013

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Equity

BALANCE, December 31, 2012	$14,821,546	$6,500,396	$21,390,486	$(3,274,986)	$1,451,394	$40,888,836

Stock compensation expense	-	-	64,528	-	-	64,528

Issuance of common stock	-	46,678	30,341	-	-	77,019

Preferred stock dividends	-	-	-	(683,893)	-	(683,893)

Accretion on preferred stock	35,690	-	-	(35,690)	-	-

Net income	-	-	-	848,159	-	848,159

Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment and taxes	-	-	-	-	(960,374)	(960,374)

BALANCE, June 30, 2013	$14,857,236	$6,547,074	$21,485,355	$(3,146,410)	$491,020	$40,234,275

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Unaudited
	Six months ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$848,159	$667,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,661	234,632
Provision for loan losses	300,000	-
Stock compensation expense	64,528	37,024
Gain on sale of securities	(424,971)	-
Net losses on sales of loans and other assets	(201,582)	(75,910)
Changes in other operating assets and liabilities:
Accrued interest receivable	60,851	80,855
Accrued interest payable	(27,094)	3,800
Other assets and liabilities	1,096,992	1,957,037
Net cash provided by operating activities	1,934,544	2,904,540

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	21,494,189	19,474,936
Securities held to maturity	5,012	11,523
Purchase of securities available for sale	(46,297,289)	(19,672,373)
Loan originations and principal collections, net	(1,822,518)	(3,397,662)
Purchase of bank premises and equipment	(3,254)	(61,432)
Proceeds from sale of other real estate and other assets	2,398,465	1,916,855
Net cash (used in) investing activities	(24,225,395)	(1,728,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) / increase in deposits	(5,681,328)	7,697,663
Net increase / (decrease) in federal funds purchased and securities sold under agreements to repurchase	3,319,677	(6,091,691)
Net payments on Federal Home Loan Bank advances and other borrowings	(5,435,000)	(5,435,000)
Payment of dividends on preferred stock	(683,893)	(440,031)
Issuance of common stock	77,019	-
Issuance of preferred stock	-	1,089,086
Net cash (used in) financing activities	(8,403,525)	(3,179,973)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,694,376)	(2,003,586)

CASH AND CASH EQUIVALENTS, beginning of period	59,395,238	38,882,691

CASH AND CASH EQUIVALENTS, end of period	$28,700,862	$36,879,105

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,908,364	$2,527,205
Cash paid during the period for taxes	-	913,327

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$1,604,806	$6,121,012

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

Interim Financial Information (Unaudited)-The financial information in this report for June 30, 2013 and June 30, 2012 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2012 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in April of 2013. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

In February 2013, the Financial Accounting Standards Board (FASB) issued updated guidance related to disclosure of reclassification amounts out of other comprehensive income. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements took effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased our disclosure requirements surrounding reclassification items out of accumulated other comprehensive income.

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

The following is a summary of the basic and diluted earnings per share for the three and six month periods ended June 30, 2013 and June 30, 2012.

	Three Months Ended June 30,
	2013	2012
Basic earnings per common share calculation:
Numerator: Net income available to common shareholders	$3,186	$15,313
Denominator: Weighted avg. common shares outstanding	6,547,074	6,500,396
Effect of dilutive stock options	112,416	81,002
Diluted shares	6,659,490	6,581,398

Basic earnings per common share	$0.00	$0.00
Diluted earnings per common share	$0.00	$0.00

	Six Months Ended June 30,
	2013	2012
Basic earnings per common share calculation:
Numerator: Net income available to common shareholders	$62,469	$91,506
Denominator: Weighted avg. common shares outstanding	6,547,074	6,500,396
Effect of dilutive stock options	117,454	83,498
Diluted shares	6,664,528	6,583,894

Basic earnings per common share	$0.01	$0.01
Diluted earnings per common share	$0.01	$0.01

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of ASC 718, Compensation –Stock Compensation. As a result, for the six month period ended June 30, 2013, the compensation cost charged to earnings related to the vested incentive stock options was approximately $65,000, which had no material impact on earnings per share.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock. The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant. The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The incentive stock options vest 30 percent on the second anniversary of the grant date, 60 percent on the third anniversary of the grant date and 100 percent on the fourth anniversary of the grant date, and the non-qualified stock options vest 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. The options expire ten years from the grant date. At June 30, 2013, the total remaining compensation cost to be recognized on non-vested options is approximately $543,000. A summary of the status of these stock option plans is presented in the following table:

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2012	670,300	$3.86	6.2 Years	$232,900
Granted	193,000	2.37	9.7 Years
Exercised	-	-
Forfeited	(57,475)	(3.51)
Outstanding at June 30, 2013	805,825	$3.52	7.0 Years	$185,370
Options exercisable at June 30, 2013	304,025	$6.15

Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock. On October 15, 1997, the Bank stock options were converted to Cornerstone stock options. Only non-qualified stock options may be granted under the plan. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the maximum term is ten years. Vesting is 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. At June 30, 2013, the total remaining compensation cost to be recognized on non-vested options is approximately $105,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2012	145,250	$3.30	7.2 Years	$57,600
Granted	45,000	2.37	9.7 Years
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2013	190,250	$3.08	7.4 Years	$46,800
Options exercisable at June 30, 2013	100,250	$4.04

The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2013 was $1.17. This was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	7.0 Years
Expected volatility	47.60%
Risk-free interest rate	1.23%

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government agencies	$3,862,322	$55,138	$-	$3,917,460

State and municipal securities	16,589,144	830,170	(4,151)	17,415,163

Mortgage-backed securities:
Residential mortgage loans guaranteed by GNMA or FNMA	8,025,705	149,580	(776)	8,174,509

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	70,490,078	75,033	(294,794)	70,270,317

	$98,967,249	$1,109,921	$(299,721)	$99,777,449

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage loans guaranteed by GNMA or FNMA	$40,014	$1,151	$-	$41,165

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government agencies	$3,961,956	$56,195	$-	$4,018,151

State and municipal securities	21,531,727	2,101,590	-	23,633,317

Mortgage-backed securities:
Residential mortgage loans guaranteed by GNMA or FNMA	9,092,205	132,038	(1,824)	9,222,419

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	39,151,568	86,099	(14,908)	39,222,759

	$73,737,456	$2,375,922	$(16,732)	$76,096,646

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage loans guaranteed by GNMA or FNMA	$45,086	$1,341	$(8)	$46,212

At June 30, 2013, securities with a fair value totaling approximately $50 million were pledged to secure public funds, securities sold under agreements to repurchase, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Reserve Discount Window.

For the quarter ended June 30, 2013, there were available for sale securities sold with proceeds totaling $5,328,170 which resulted in gross gains realized of $424,971. There were no securities sales during 2012.

The amortized cost and estimated market value of securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due from one year to five years	1,267,705	1,344,690	-	-
Due from five years to ten years	6,038,433	6,394,571	-	-
Due after ten years	13,145,328	13,593,362	-	-
	$20,451,466	$21,332,623	$-	$-

Mortgage-backed securities	78,515,783	78,444,826	40,014	41,165

	$98,967,249	$99,777,449	$40,014	$41,165

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, as of June 30, 2013 and as of December 31, 2012:

	As of June 30, 2013
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

State and municipal securities	$1,179,146	$(3,454)	$570,530	$(697)	$1,749,676	$(4,151)

Mortgage-backed securities:
Residential mortgage loans guaranteed by GNMA or FNMA	522,683	(776)	-	-	522,683	(776)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	33,398,941	(290,377)	9,990,227	(4,417)	43,389,168	(294,794)
	$35,100,770	$(294,607)	$10,560,757	$(5,114)	$45,661,527	$(299,721)

	As of December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Residential mortgage loans guaranteed by GNMA or FNMA	$667,325	$(1,824)	$-	$-	$667,325	$(1,824)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	22,514,641	(14,908)	-	-	22,514,641	(14,908)
	$23,181,966	$(16,732)	$-	$-	$23,181,966	$(16,732)

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at June 30, 2013 or December 31, 2012.

At June 30, 2013 and December 31, 2012, the significant categories of temporarily impaired securities and management’s evaluation of those securities are as follows:

State and municipal securities: At June 30, 2013, three investments in obligations of state and municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and does not relate to the underlying credit quality of the issuers. Because the Bank has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be until maturity, the Bank does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

Mortgage-backed securities: At June 30, 2013, thirteen investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at June 30, 2013.

Note 4. Loans and Allowance for Loan Losses

At June 30, 2013 and December 31, 2012, loans are summarized as follows (in thousands):

	June 30,		December 31,
	2013	Percent	2012	Percent
Commercial real estate-mortgage:
Owner-occupied	$60,725	22.00%	$58,425	21.09%
All other	67,416	24.42%	66,747	24.10%
Consumer real estate-mortgage	67,345	24.39%	71,195	25.70%
Construction and land development	36,185	13.11%	38,557	13.92%
Commercial and industrial	42,374	15.35%	40,140	14.49%
Consumer and other	2,018	0.73%	1,927	0.70%
Total loans	276,063	100.00%	276,991	100.00%
Less: Allowance for loan losses	(5,095)		(6,141)

Loans, net	$270,968		$270,850

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The composition of loans by loan classification for impaired and performing loan status at June 30, 2013 and December 31, 2012, is summarized in the tables below (amounts in thousands):

June 30, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$117,910	$63,782	$35,762	$39,620	$2,018	$259,092
Impaired loans	10,231	3,563	423	2,754	-	16,971
Total	$128,141	$67,345	$36,185	$42,374	$2,018	$276,063

December 31, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$115,959	$69,329	$37,607	$36,980	$1,927	$261,802
Impaired loans	9,213	1,866	950	3,160	- .	15,189
Total	$125,172	$71,195	$38,557	$40,140	$1,927	$276,991

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of June 30, 2013 and December 31, 2012 (amounts in thousands):

June 30, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$500	$966	$325	$61	$13	$1,865
Impaired loans	2,573	280	-	377	-	3,230
Total	$3,073	$1,246	$325	$438	$13	$5,095

December 31, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$319	$952	$781	$29	$14	$2,095
Impaired loans	2,230	576	460	780	-	4,046
Total	$2,549	$1,528	$1,241	$809	$14	$6,141

The following tables detail the changes in the allowance for loan losses for the six month period ending June 30, 2013 and year ending December 31, 2012, by loan classification (amounts in thousands):

June 30, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$2,549	$1,528	$1,241	$809	$14	$6,141
Charged-off loans	(281)	(640)	(1,180)	(341)	(19)	(2,461)
Recovery of charge-offs	54	218	775	66	2	1,115
Provision for (reallocation of) loan losses	751	(140)	(511)	(96)	16	300
Ending balance	$3,073	$1,246	$325	$438	$13	$5,095

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$3,557	$2,518	$827	$482	$16	$7,400
Charged-off loans	(958)	(1,022)	(782)	(74)	(33)	(2,869)
Recovery of charge-offs	838	36	145	144	17	1,180
Provision for (reallocation of)loan losses	(888)	(4)	1,051	257	14	430
Ending balance	$2,549	$1,528	$1,241	$809	$14	$6,141

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of June 30, 2013 and December 31, 2012 (amounts in thousands):

June 30, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$115,228	$54,884	$35,213	$35,050	$2,018	$242,393
Special mention	2,185	6,171	98	4,392	-	12,846
Substandard	497	2,727	451	178	-	3,853
Substandard-impaired	8,957	3,563	423	2,754	-	15,697
Doubtful	1,274	-	-	-	-	1,274
	$128,141	$67,345	$36,185	$42,374	$2,018	$276,063

December 31, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	And	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$111,313	$57,959	$36,802	$36,482	$1,904	$244,460
Special mention	4,145	8,401	198	330	18	13,092
Substandard	501	2,969	607	168	5	4,250
Substandard-impaired	9,213	1,866	950	3,160	-	15,189
	$125,172	$71,195	$38,557	$40,140	$1,927	$276,991

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of June 30, 2013 and December 31, 2012 (in thousands):

				For the quarter ended
	At June 30, 2013			June 30, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$5,324	$5,390	$-	$4,719	$148
Consumer real estate – mortgage	2,315	2,867	-	1,784	74
Construction and land development	423	436	-	379	8
Commercial and industrial	1,988	2,048	-	2,048	26
Total	$10,050	$10,741	$-	$8,930	$256

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$4,907	$4,965	$2,573	$5,271	$115
Consumer real estate – mortgage	1,248	1,248	280	1,182	47
Construction and land development	-	-	-	395	-
Commercial and industrial	766	767	377	853	40
Total	$6,921	$6,980	$3,230	$7,701	$202

Total impaired loans	$16,971	$17,721	$3,230	$16,631	$458

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

				For the year ended
	At December 31, 2012			December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$3,406	$3,453	$-	$4,389	$180
Consumer real estate – mortgage	513	540	-	1,538	52
Construction and land development	244	251	-	358	19
Commercial and industrial	2,111	2,155	-	2,277	55
Total	$6,274	$6,399	$-	$8,562	$306

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$5,807	$5,848	$2,230	$6,616	$215
Consumer real estate – mortgage	1,353	1,353	576	2,606	61
Construction and land development	706	706	460	642	49
Commercial and industrial	1,049	1,049	780	700	132
Total	$8,915	$8,956	$4,046	$10,564	$457

Total impaired loans	$15,189	$15,355	$4,046	$19,126	$763

The following tables present an aged analysis of past due loans as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$1,852	$-	$605	$2,457	$58,268	$60,725
All other	1,501	-	2,419	3,920	63,496	67,416
Consumer real estate-mortgage	872	-	787	1,659	65,686	67,345
Construction and land development	113	-	45	158	36,027	36,185
Commercial and industrial	772	-	3,027	3,799	38,575	42,374
Consumer and other	1	-	-	1	2,017	2,018
Total	$5,111	$-	$6,883	$11,994	$264,069	$276,063

December 31, 2012	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$2,738	$-	$956	$3,694	$54,731	$58,425
All other	636	-	1,913	2,549	64,198	66,747
Consumer real estate-mortgage	1,858	-	616	2,474	68,721	71,195
Construction and land development	100	-	53	153	38,404	38,557
Commercial and industrial	1,227	-	2,467	3,694	36,446	40,140
Consumer and other	35	-	-	35	1,892	1,927
Total	$6,594	$-	$6,005	$12,599	$264,392	$276,991

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur. At June 30, 2013 and December 31, 2012, the Bank has loans of approximately $8,366,000 and $9,403,000, respectively, that were modified for troubled debt restructuring. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral or other similar strategies.

The following table presents a summary of loans that were modified as troubled debt restructurings during the six month period ending June 30, 2013 (amounts in thousands):

June 30, 2013		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investment	Investment

Commercial real estate-mortgage	2	$555	$555
Consumer real estate-mortgage	1	66	66
Construction and land development	3	898	898
Commercial and industrial	3	2,389	2,389

June 30, 2012		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investment	Investment

Consumer real estate-mortgage	1	$65	$65
Construction and land development	3	1,178	1,178
Commercial and industrial	3	2,389	2,389

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at June 30, 2013 is as follows:

Commitments to extend credit	$31.4 million
Standby letters of credit	$205 thousand

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at June 30, 2013 will not have a material effect on Cornerstone’s consolidated financial statements.

Note 6. Fair Value Disclosures

Fair Value Measurements:

Cornerstone uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measurements and Disclosure” ASC Topic 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments. There have been no changes in the methodologies used at June 30, 2013 and December 31, 2012.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

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

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$3,917,460	$-	$3,917,460	$-
State and municipal securities	17,415,163	-	17,415,163	-
Mortgage-backed securities:
Residential mortgage loans guaranteed by GNMA or FNMA	8,174,509	-	8,174,509	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	70,270,317	-	70,270,317	-

Total securities available for sale	$99,777,449	$-	$99,777,449	$-

Cash surrender value of life insurance	$1,216,200	$-	$1,216,200	$-

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$4,018,151	$-	$4,018,151	$-
State and municipal securities	23,633,317	-	23,633,317	-
Mortgage-backed securities:
Residential mortgage loans guaranteed by GNMA or FNMA	9,222,419	-	9,222,419	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	39,222,759	-	39,222,759	-

Total securities available for sale	$76,096,646	$-	$76,096,646	$-

Cash surrender value of life insurance	$1,199,725	$-	$1,199,725	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at June 30, 2013 and December 31, 2012 for which a nonrecurring change in fair value was recorded (amounts in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,691	$-	$3,691	$-
Foreclosed assets (OREO & Repossessions)	18,867	-	18,867	-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,869	$-	$4,869	$-
Foreclosed assets (OREO & Repossessions)	20,332	-	20,332	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at June 30, 2013 and December 31, 2012. Losses derived from Level 2 inputs were calculated by models incorporating significant observable market data.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount and estimated fair value of Cornerstone's financial instruments at June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$28,701	$28,701	$59,395	$59,395
Securities	99,817	99,816	76,142	76,143
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	270,968	270,959	270,850	271,128
Cash surrender value of life insurance	1,216	1,216	1,200	1,200
Accrued interest receivable	1,153	1,153	1,214	1,214

Liabilities:
Noninterest-bearing demand deposits	60,094	60,094	60,054	60,054
Interest-bearing demand deposits	24,614	24,614	30,179	30,179
Savings deposits and money market accounts	90,453	90,453	80,994	80,994
Time deposits	164,038	164,365	173,654	175,177
Federal funds purchased and securities sold under agreements to repurchase	22,907	22,907	19,587	19,587
Federal Home Loan Bank advances and other borrowings	31,740	31,740	37,175	37,175
Accrued interest payable	93	93	121	121

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Three months ended
	June 30
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
(Amounts in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Earning assets:
Loans, net of unearned income	$272,718	$4,079	6.00%	$262,598	$4,186	6.39%
Investment securities	102,164	482	2.13%	94,949	618	2.91%
Other earning assets	20,635	15	0.28%	23,084	13	0.23%
Total earning assets	395,517	$4,576	4.70%	380,631	$4,817	5.15%
Allowance for loan losses	(5,315)			(6,028)
Cash and other assets	39,994			37,702
TOTAL ASSETS	$430,196			$412,305

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$25,640	$16	0.24%	$28,332	$23	0.33%
Savings deposits	12,214	8	0.25%	10,387	9	0.36%
MMDA's	77,206	108	0.56%	46,639	101	0.87%
Time deposits	167,078	455	1.09%	189,169	635	1.35%
Federal funds purchased and securities sold under agreements to repurchase	20,752	17	0.32%	21,198	23	0.44%
Federal Home Loan Bank and other borrowings	31,740	316	3.99%	40,028	426	4.27%
Total interest-bearing liabilities	334,630	920	1.10%	335,751	1,217	1.45%
Net interest spread		$3,657	3.60%		$3,600	3.70%
Noninterest-bearing demand deposits	52,401			40,829
Accrued expenses and other liabilities	2,100			(698)
Shareholders' equity	41,065			36,423
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$430,196			$412,305
Net yield on earning assets			3.77%			3.87%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		60			71
Total adjustment		60			71

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Six months ended
	June 30
	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
(Amounts in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Earning assets:
Loans, net of unearned income	$274,199	$8,221	6.05%	$264,205	$8,330	6.36%
Investment securities	94,495	922	2.27%	91,795	1,085	2.70%
Other earning assets	26,668	36	0.27%	24,913	28	0.23%
Total earning assets	395,362	$9,179	4.75%	380,913	$9,443	5.07%
Allowance for loan losses	(5,622)			(6,574)
Cash and other assets	38,781			36,169
TOTAL ASSETS	$428,521			$410,508

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$27,031	$35	0.26%	$26,611	$44	0.33%
Savings deposits	11,919	15	0.25%	10,123	19	0.38%
MMDA's	75,719	219	0.58%	43,006	192	0.90%
Time deposits	167,919	921	1.11%	192,139	1,334	1.40%
Federal funds purchased and securities sold under agreements to repurchase	20,920	35	0.34%	23,744	55	0.47%
Federal Home Loan Bank and other borrowings	32,224	656	4.11%	41,331	887	4.33%
Total interest-bearing liabilities	335,732	1,881	1.13%	336,954	2,532	1.52%
Net interest spread		$7,298	3.62%		$6,912	3.56%
Noninterest-bearing demand deposits	49,632			37,654
Accrued expenses and other liabilities	2,058			(105)
Shareholders' equity	41,099			36,005
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$428,521			$410,508
Net yield on earning assets			3.79%			3.73%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		142			142
Total adjustment		142			142

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

The following is a discussion of Cornerstone’s financial condition at June 30, 2013 and December 31, 2012 and our results of operations for the three and six months ended June 30, 2013 and 2012. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

Critical Accounting Policies

Cornerstone’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Our significant accounting policies are described in Note 1, Presentation of Financial Information to the consolidated financial statements and are integral to understanding the MD&A. Critical accounting policies include the initial adoption of an accounting policy that has a material impact on our financial presentation as well as accounting estimates reflected in our financial statements that require us to make estimates and assumptions about matters that were highly uncertain at the time. Disclosure about critical estimates is required if different estimates that Cornerstone reasonably could have used in the current period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The following is a description of our critical accounting policies.

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

Changes in the financial condition of individual borrowers, economic conditions or changes to our estimated risks could require us to significantly decrease or increase the level of the allowance. Such a change could materially impact Cornerstone’s net income as a result of the change in the provision for loan losses. Refer to Notes 1 and 4 in the notes to Cornerstone’s consolidated financial statements for a discussion of Cornerstone’s methodology of establishing the allowance.

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

Review of Financial Performance

As of June 30, 2013, Cornerstone had total consolidated assets of approximately $435 million, total loans of approximately $276 million, total securities of approximately $100 million, total deposits of approximately $339 million and stockholders’ equity of approximately $40 million. Net income for the three and six month period ended June 30, 2013 totaled $396,031 and $848,159 respectively.

Results of Operations

Net income for the three months ended June 30, 2013 was $396,031 or $0.00 basic earnings per common share, compared to a net income of $310,585 or $0.00 basic earnings per common share, for the same period in 2012. Net income for the six months ended June 30, 2013 was $848,159 or $0.01 basic earnings per common share, compared to a net income of $667,102 or $0.01 basic earnings per common share, for the same period in 2012.

The following table presents our results for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 (amounts in thousands).

			2013-2012				2013-2012
	Three months		Percent	Dollar	Six months		Percent	Dollar
	ended June 30,		Increase	Amount	ended June 30,		Increase	Amount
	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Interest income	$4,576	$4,817	(5.00)%	$(241)	$9,179	$9,443	(2.80)%	$(264)
Interest expense	919	1,217	(24.49)%	(298)	1,881	2,531	(25.68)%	(650)
Net interest income before provision for loan loss	3,657	3,600	1.58%	57	7,298	6,912	5.58%	386

Provision for loan loss	-	-	-	-	300	-	-	300
Net interest income after provision for loan loss	3,657	3,600	1.58%	57	6,998	6,912	1.24%	86

Total noninterest income	697	252	176.59%	445	1,053	519	102.89%	534
Total noninterest expense	3,702	3,423	8.15%	279	6,678	6,497	2.79%	181

Income before income taxes	652	429	51.98%	223	1,373	934	47.00%	439

Provision for income taxes	256	118	116.95%	138	525	267	96.63%	258

Net income	$396	$311	27.33%	$85	$848	$667	27.14%	$181

    Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of our earnings. For the three months ended June 30, 2013, net interest income before the provision for loan loss increased approximately $57 thousand or 1.58 percent over the same period of 2012. For the six months ended June 30, 2013, net interest income before the provision for loan loss increased $386 thousand or 5.58 percent.

Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities) was 3.60 percent compared to 3.70 percent for the three month periods ended June 30, 2013 and 2012, respectively. The interest rate spread on a tax equivalent basis was 3.62 percent compared to 3.56 percent for the six month periods ended June 30, 2013 and 2012, respectively.

The net interest margin on a tax equivalent basis was 3.77 percent and 3.87 percent for the three months ending June 30, 2013 and 2012, respectively. The net interest margin on a tax equivalent basis was 3.79 percent and 3.73 percent for the six months ending June 30, 2013 and 2012, respectively.

Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The Bank’s net interest income as of June 30, 2013 has been positively impacted by a reduction in cost of funds. The cost of funds reduction was the result of a decrease in interest rates paid by the Bank and a change in the deposit mix with customers choosing to place deposits in transactional accounts rather than certificates of deposit. The Bank’s cost of funds was approximately $900 thousand for the three months ended June 30, 2013 compared to $1.2 million during the same time period in 2012.

The Bank’s loan portfolio yield decreased to 6.00 percent for the three months ended June 30, 2013 compared to 6.39 percent for the three months ended June 30, 2012. Management believes the interest rates on loans will continue to decrease as the Bank attempts to increase its outstanding loan balances in a very competitive market. If management is successful in increasing the amount of outstanding loans, the resulting change in asset mix would increase the Bank’s total interest income.

For the three month period ended June 30, 2013, the Bank’s investment portfolio yielded 2.13 percent compared to 2.91 percent for the same time period in 2012. The decrease in the investment portfolio yield was due to the liquidation of approximately $5 million municipal securities during the second quarter of 2013 combined with an increase in variable interest rate mortgage-backed securities.

The Bank’s net interest margin for the three month period ending June 30, 2012 compared to June 30, 2013 decreased by 10 basis points. The primary reason for the decline resulted from the decrease in loan and security yield. The Bank expects the net interest margin to slightly improve as the Bank continues to reduce its cost of funds.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Cornerstone did not record additional loan loss expense during the second quarter of 2013. For the year, Cornerstone has recorded $300,000 on provision for loan losses. The primary reason for the lack of provision expense during the second quarter of 2013 is the amount of loan loss recoveries that were recorded from previous loans that were charged-off.

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

The following table presents the components of noninterest income for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

			2013-2012			2013-2012
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Service charges on deposit accounts	$201	$207	(2.90)%	$390	$404	(3.47)%
Net gains on sale of securities	425	-	-	425	-	-
Net gains / (losses) on sale of loans and other assets	52	26	100.00%	202	76	165.79%
Other noninterest income	19	19	0.00%	36	39	(7.69)%
Total noninterest income	$697	$252	176.59%	$1,053	$519	102.89%

Significant matters relating to the changes in noninterest income are presented below:

The Bank has experienced a decrease in its service charges on deposit accounts during 2013 due to a continued reduction in customer overdraft charges.

The Bank realized a $425 thousand security gain on the liquidation of approximately $5 million in municipal bond securities during the second quarter of 2013. The Bank chose to liquidate the securities to offset increased foreclosed asset expense during the quarter.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance, net foreclosed assets expense and other operating expense.

The following table presents the components of noninterest expense for the three and six months ended June 30, 2013 and 2012 (dollars in thousands).

			2013-2012			2013-2012
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Salaries and employee benefits	$1,623	$1,570	3.38%	$3,220	$3,161	1.87%
Occupancy and equipment expense	340	348	(2.30)%	678	684	(0.88)%
Foreclosed asset expense, net	798	481	65.90%	927	631	46.91%
FDIC depository insurance	161	207	(22.22)%	321	419	(21.52)%
Other operating expense	780	818	(4.65)%	1,532	1,612	(4.96)%
Total noninterest expense	$3,702	$3,424	8.12%	$6,678	$6,497	2.79%

Significant matters relating to the changes to noninterest expense are presented below:

Cornerstone’s employee expense increased slightly when comparing both the three and six months ended June 30, 2012 and June 30, 2013. The increase is primarily attributable to an increase in the Bank’s employee performance incentive compensation accrual. Management has elected to maintain consistent salary levels as the Bank continues to improve its earnings. The incentive compensation is distributed to employees during the fourth quarter of each year if the Bank achieves certain annual performance goals.

As of June 30, 2013, the Bank had incurred approximately $798 thousand in foreclosed assets expense. The expense consists of asset write-downs based upon current appraisals, carrying cost and losses on the sale of foreclosed assets. Management, in its financial reporting, nets the foreclosed assets expense and write-downs against the revenue generated from income producing real estate. As of December 31, 2012, the Bank had recorded approximately $1.1 million in net foreclosed asset expense. Management anticipates foreclosed asset expense will be slightly higher than the amount recorded during 2012 as the Bank continues to dispose of these assets.

Depository insurance during the second quarter decreased from approximately $207 thousand as of June 30, 2012 to approximately $161 thousand as of June 30, 2013. Management anticipates the FDIC expense to reduce further as the Bank’s regulatory status improves.

The Bank has been able to reduce other operating expense for the three and six months ended June 30, 2012 and June 30, 2013. Management has reviewed its operating cost structure each year to determine if costs can be reduced further.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled approximately $443 million as of December 31, 2012. As of June 30, 2013, total consolidated assets had decreased approximately $8.1 million or 1.8 percent to approximately $435 million.

Liabilities as of June 30, 2013 and December 31, 2012 totaled approximately $395 million and $403 million, respectively.

Stockholders’ equity as of June 30, 2013 and December 31, 2012 totaled approximately $40 million and $41 million, respectively.

Securities-The Bank’s investment portfolio, primarily consisting of Ginnie Mae Agency, mortgage-backed securities and municipal securities, amounted to approximately $100 million as of June 30, 2013 compared to approximately $76 million as of December 31, 2012. The primary purposes of the Bank’s investment portfolio are to provide liquidity, satisfy pledging requirements and collateralize the Bank’s repurchase accounts.

Loans-The composition of loans at June 30, 2013 and at December 31, 2012 of each classification to total loans are summarized in the following table (dollars in thousands):

	June 30,	December 31,
	2013	2012
Commercial real estate-mortgage:
Owner-occupied	$60,725	$58,425
All other	67,416	66,747
Consumer real estate-mortgage	67,345	71,195
Construction and land development	36,185	38,557
Commercial and industrial	42,374	40,140
Consumer and other	2,018	1,927
Total loans	276,063	276,991
Less: Allowance for loan losses	(5,095)	(6,141)

Loans, net	$270,968	$270,850

Allowance for Loan Losses-The allowance for loan losses represents Cornerstone’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio, quarterly, to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. The Bank uses a risk based approach to calculate the appropriate loan loss allowance in accordance with guidance issued by the Federal Financial Institutions Examination Council. Although the Bank performs prudent credit underwriting, no assurances can be given that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

During the second quarter of 2013, the Bank did not record a provision expense to the loan loss allowance. Management believes that it has established an allowance for loan losses that adequately accounts for the Bank’s identified loan impairment. However, additional provision to the loan loss allowance may be needed in future quarters as the Bank works its problem assets through the collection cycle.

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2013 and for the year ended December 31, 2012 and the ratio of the allowance for loan losses to total loans as of the end of each period (amounts in thousands):

	June 30,	December 31,
	2013	2012
Balance, beginning of period	$6,141	$7,400
Loans charged-off	(2,461)	(2,869)
Recoveries of loans previously charged-off	1,115	1,180
Provision for loan losses	300	430
Balance, end of period	$5,095	$6,141

Total loans	$276,063	$276,991

Ratio of allowance for loan losses to loans outstanding at the end of the period	1.85%	2.22%

Ratio of net charge-offs to total loans outstanding for the period	0.49%	0.61%

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

The following table summarizes Cornerstone’s non-performing assets at each quarter end from September 30, 2012 to June 30, 2013 (amounts in thousands):

	June 30,	March 31,	December 31,	September 30,
	2013	2013	2012	2012
Non-accrual loans	$6,883	$6,364	$6,005	$7,971
Foreclosed assets	18,867	21,159	20,332	22,376
Total non-performing assets	$25,750	$27,523	$26,337	$30,347

30-89 days past due loans	$5,111	$4,023	$6,594	$3,819
Total loans outstanding	$276,063	$272,550	$276,991	$273,820
Allowance for loan losses	5,095	5,669	6,141	5,280

Ratio of non-performing loans to total loans outstanding at the end of the period	2.49%	2.33%	2.17%	2.91%

Ratio of non-performing assets to total allowance for loan losses at the end of the period	505.40%	485.0%	428.87%	574.75%

The Bank’s non-accrual loans have remained consistent over the last four quarters. Management has attempted to proactively resolve loans that have been classified as non-accrual when possible. Management anticipates that non-accrual balances will start to decline as the Bank continues to see a decline in the rate of loans being downgraded and management continues to proactively address these loans.

The Bank was able to reduce its foreclosed asset balances during the second quarter of 2013. Furthermore, the Bank has approximately $2.9 million in foreclosed assets under contract to liquidate in the third or fourth quarter of 2013. Management has made the reduction of foreclosed assets a priority of the Bank. The foreclosed asset reduction would result in reduced expenses, reallocation of human resources to revenue generating positions and improvements in the Bank’s regulatory assessment.

The Bank has maintained a consistent ratio of non-performing loans to total loans outstanding and ratio of non-performing assets to total allowance for loan losses over the last four quarters. During the second quarter of 2013, the Bank’s allowance for loan loss calculation did not require additional loan loss provision expense. This is due in part to the Bank recording, during the second quarter of 2013, approximately $883 thousand in recoveries on previously charged-off loans. Management believes the allowance for loan losses is adequate to address the Bank’s loan impairments as of June 30, 2013.

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

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Core funding:
Noninterest-bearing demand deposits	$60,094	15.33%	$60,054	15.0%
Interest-bearing demand deposits	24,614	6.28%	30,179	7.6%
Savings & money market accounts	90,453	23.07%	80,994	20.3%
Time deposits under $100,000	83,052	21.18%	85,917	21.5%
Total core funding	258,213	65.86%	257,144	64.4%

Non-core funding:
Time deposit of $100,000 or more	$80,987	20.65%	$87,737	22.0%
Fed funds purchased and securities sold under agreements to repurchase	22,907	5.84%	19,587	4.9%
Federal Home Loan Bank advances	30,000	7.65%	35,000	8.7%
Total non-core funding	133,894	34.14%	142,324	35.6%

Total	$392,107	100.00%	$399,468	100.0%

The Bank has seen a significant improvement in its liability structure by improving its core funding position and reducing its reliance on non-core funding sources. For example, the Bank has been able to reduce its FHLB borrowings to $30 million as of June 30, 2013. Management is currently considering how best to fund future loan growth and maintain sufficient liquidity levels. Additional FHLB advances with defined maturity dates and fixed interest rates may allow the Bank to improve its net interest margin as well as assist in managing interest rate risk in the future.

The Bank continues to offer competitive interest rates to attract and maintain its savings and money market accounts. Management anticipates that the local deposit market will continue to place funds in savings and money market accounts instead of time deposit accounts.

Capital Resources-At June 30, 2013 and December 31, 2012, Cornerstone’s stockholders’ equity amounted to approximately $40.2 million and approximately $40.9 million, respectively.

Cornerstone’s stockholders’ equity decreased by approximately $655 thousand during the first six months of 2013. The primary reason for the decrease can be attributed to the decline in accumulated other comprehensive income which captures the Bank’s decrease in its unrealized security gains. As of December 31, 2012, the Bank had approximately $1.5 million in unrealized security gains. As of June 30, 2013, the amount of unrealized security gains had decreased to approximately $491 thousand. The first reason for the decrease occurred as a result of the Bank liquidating approximately $5 million of its security portfolio to realize an approximate gain of $425 thousand. The second reason for the decline can be attributed to changes in the bond market which occurred during June 2013. Stockholder’s equity has also been decreased by the payment of dividends on its Series A convertible preferred stock. As of June 30, 2013, Cornerstone had paid approximately $684 thousand in dividends. The overall decrease in stockholders’ equity has been offset by Cornerstone’s year to date earnings of approximately $848 thousand.

The following is a summary of the Bank’s capital ratios as of June 30, 2013:

Tier 1 leverage ratio	8.42%
Tier 1 risk-based capital ratio	11.85%
Total risk-based capital ratio	13.10%

Cornerstone had total outstanding borrowings of approximately $1.7 million as of June 30, 2013.

Cornerstone has requested permission from the Federal Reserve Bank of Atlanta (the “Federal Reserve”) to pay its scheduled March 31, 2013 dividend on its Series A convertible preferred stock in the amount of $0.625 per share. Cornerstone is waiting for a final decision from the Federal Reserve authorizing the payment of the dividend.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer and Chief Financial Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiary) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

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

Cornerstone Bancshares, Inc.

Date: August 14, 2013	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2013	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

