Form 10-Q
period 2013-09-30
CORNERSTONE BANCSHARES INC
filed 2013-11-14
CIK 1038773

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Yes ☐ No ☒

As of November 7, 2013 there were 6,547,074 shares of common stock, $1.00 par value per share, issued and outstanding.

TABLE OF CONTENTS

PART I –FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as the following:  (i) the possibility that our asset quality would decline or if we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) economic conditions in the local markets where we operate, (vi) the impact of obtaining regulatory approval prior to the payment of dividends, (vii) the impact of our Series A Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (viii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (ix) the possibility that recently enacted legislation will continue to stabilize the U.S. financial system, (x) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (xi) adverse impact on operations and financial condition due to changes in interest rates, (xii) our ability to obtain additional capital and, if obtained, the possible significant dilution to current shareholders, (xiii) the impact of recently enacted legislation on our business, (xiv) the impact of federal and state regulations on our operations and financial performance, (xv) whether a significant deferred tax asset we have can be fully realized, (xvi) our ability to retain the services of key personnel, (xvii) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xviii) our ability to adapt to technological changes. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
ASSETS	2013	2012

Cash and due from banks	$2,148,352	$3,222,139
Interest-bearing deposits at other financial institutions	19,106,638	56,173,099
Total cash and cash equivalents	21,254,990	59,395,238

Securities available for sale	95,282,416	76,096,646
Securities held to maturity (fair value
$37,589 and $46,212 at September 30, 2013 and December 31, 2012, respectively)	36,620	45,086
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of
$3,158,766 and $6,141,281 at September 30, 2013 and December 31, 2012, respectively	281,021,767	270,850,465
Bank premises and equipment, net	5,094,668	5,399,340
Accrued interest receivable	1,221,841	1,213,778
Foreclosed assets	14,923,933	20,332,313
Other assets	8,522,148	7,790,634
Total assets	$429,681,283	$443,446,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$54,452,293	$60,053,838
Interest-bearing demand deposits	25,463,874	30,178,624
Savings deposits and money market accounts	90,665,979	80,994,239
Time deposits	170,174,142	173,653,892
Total deposits	340,756,288	344,880,593

Accrued interest payable	100,129	120,558
Federal funds purchased and securities sold under
agreements to repurchase	20,508,655	19,587,387
Federal Home Loan Bank advances and other borrowings	26,740,000	37,175,000
Other liabilities	1,426,357	794,026
Total liabilities	389,531,429	402,557,564

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized;
600,000 shares issued and outstanding
in 2013 and 2012	14,875,081	14,821,546
Common stock - $1.00 par value; 20,000,000 shares authorized;
6,709,199 shares issued in 2013 and 2012;
6,547,074 and 6,500,396 shares outstanding in 2013 and 2012, respectively	6,547,074	6,500,396
Additional paid-in capital	21,517,620	21,390,486
Accumulated deficit	(3,110,707)	(3,274,986)
Accumulated other comprehensive income	320,786	1,451,394
Total stockholders' equity	40,149,854	40,888,836
Total liabilities and stockholders' equity	$429,681,283	$443,446,400

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

	Unaudited		Unaudited
	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans, including fees	$4,293,583	$4,241,492	$12,514,688	$12,571,193
Investment securities	457,299	478,172	1,379,322	1,563,433
Federal funds sold & other earning assets	9,510	15,647	45,515	44,075
Total interest income	4,760,392	4,735,311	13,939,525	14,178,701

INTEREST EXPENSE
Time deposits	445,397	612,286	1,365,993	1,946,341
Other deposits	117,327	144,157	386,791	398,859
Federal funds purchased and securities
sold under agreements to repurchase	21,435	21,889	56,258	77,193
Federal Home Loan Bank advances and other borrowings	284,882	394,066	941,269	1,281,010
Total interest expense	869,041	1,172,398	2,750,311	3,703,403

Net interest income before provision for loan losses	3,891,351	3,562,913	11,189,214	10,475,298
Provision for loan losses	-	100,000	300,000	100,000
Net interest income after provision for loan losses	3,891,351	3,462,913	10,889,214	10,375,298

NONINTEREST INCOME
Customer service fees	218,304	197,509	608,087	602,107
Net gains from sale of securities	-	-	424,971	-
Net gains from sale of loans and other assets	39,164	48,199	240,746	124,109
Other noninterest income	12,500	12,944	48,968	51,844
Total noninterest income	269,968	258,652	1,322,772	778,060

NONINTEREST EXPENSE
Salaries and employee benefits	1,619,030	1,566,359	4,838,822	4,727,049
Net occupancy and equipment expense	333,850	354,555	1,011,335	1,038,296
Depository insurance	161,956	236,927	482,920	682,830
Foreclosed assets, net	381,847	314,088	1,308,995	945,163
Other operating expenses	967,888	731,090	2,500,107	2,307,172
Total noninterest expenses	3,464,571	3,203,019	10,142,179	9,700,510

Income before provision for income taxes	696,748	518,546	2,069,807	1,452,848
Provision for income taxes	268,200	154,300	793,100	421,500

Net income	428,548	364,246	1,276,707	1,031,348

Preferred stock dividend requirements	375,000	308,893	1,125,000	854,780
Accretion on preferred stock discount	17,845	16,370	53,535	46,079

Net income available to common shareholders	$35,703	$38,983	$98,172	$130,489

EARNINGS PER COMMON SHARE
Basic	$0.01	$0.01	$0.01	$0.02
Diluted	$0.01	$0.01	$0.01	$0.02

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$-

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Unaudited
	Three Months Ended
	September 30
	2013	2012
Net income	$428,548	$364,246

Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during the period, net of tax benefit
(expense) of $104,336 and ($67,898) in 2013 and 2012, respectively	(170,234)	110,781

Total other comprehensive (loss) income	(170,234)	110,781

Comprehensive income	$258,314	$475,027

	Unaudited
	Nine Months Ended
	September 30
	2013	2012
Net income	$1,276,707	$1,031,348

Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during the period, net of tax benefit
(expense) of $531,464 and ($189,051) in 2013 and 2012, respectively	(867,126)	308,452

Reclassification adjustment for gains included in net income, net of tax expense
of $161,489 in 2013	(263,482)	-

Total other comprehensive (loss) income	(1,130,608)	308,452

Comprehensive income	$146,099	$1,339,800

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity - Unaudited

For the nine months ended September 30, 2013

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Equity

BALANCE, December 31, 2012	$14,821,546	$6,500,396	$21,390,486	$(3,274,986)	$1,451,394	$40,888,836

Stock compensation expense	-	-	96,793	-	-	96,793

Issuance of common stock, 46,678 shares	-	46,678	30,341	-	-	77,019

Preferred stock dividends	-	-	-	(1,058,893)	-	(1,058,893)

Accretion on preferred stock	53,535	-	-	(53,535)	-	-

Net income	-	-	-	1,276,707	-	1,276,707

Unrealized holding gains (losses) on securities available
for sale, net of reclassification adjustment and taxes	-	-	-	-	(1,130,608)	(1,130,608)

BALANCE, September 30, 2013	$14,875,081	$6,547,074	$21,517,620	$(3,110,707)	$320,786	$40,149,854

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Unaudited
	Nine months ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,276,707	$1,031,348
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	295,836	418,721
Provision for loan losses	300,000	100,000
Stock compensation expense	96,793	55,536
Gains on sale of securities	(424,971)	-
Net (gains) losses on sales of loans and other assets	(240,746)	(124,109)
Changes in other operating assets and liabilities:
Accrued interest receivable	(8,063)	(24,021)
Accrued interest payable	(20,429)	25,378
Other assets and liabilities	1,509,377	2,469,965
Net cash provided by operating activities	2,784,504	3,952,818

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security transactions:
Securities available for sale	29,187,978	30,392,105
Securities held to maturity	8,354	16,904
Purchase of securities available for sale	(49,745,656)	(26,098,797)
Loan originations and principal collections, net	(11,836,658)	(15,547,286)
Purchase of bank premises and equipment	(17,734)	(101,036)
Proceeds from sale of other real estate and other assets	6,098,875	2,769,712
Net cash used in investing activities	(26,304,841)	(8,568,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) / increase in deposits	(4,124,305)	14,921,054
Net increase / (decrease) in federal funds purchased and
securities sold under agreements to repurchase	921,268	(10,010,775)
Net payments on Federal Home Loan Bank
advances and other borrowings	(10,435,000)	(5,870,000)
Payment of dividends on preferred stock	(1,058,893)	(705,886)
Issuance of common stock	77,019	-
Issuance of preferred stock	-	2,230,029
Net cash (used in) provided by financing activities	(14,619,911)	564,422

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,140,248)	(4,051,158)

CASH AND CASH EQUIVALENTS, beginning of period	59,395,238	38,882,691

CASH AND CASH EQUIVALENTS, end of period	$21,254,990	$34,831,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,770,740	$3,678,025
Cash paid during the period for taxes	755,820	943,327

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$1,604,806	$7,399,290

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

Interim Financial Information (Unaudited)-The financial information in this report for September 30, 2013 and September 30, 2012 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2012 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in April of 2013. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

Use of Estimates-The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, foreclosed assets and deferred tax assets.

Consolidation-The accompanying consolidated financial statements include the accounts of Cornerstone and the Bank. Substantially all intercompany transactions, profits and balances have been eliminated.

Reclassification-Certain amounts in the prior consolidated financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income, total assets or stockholders’ equity as previously reported.

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

The following is a summary of the basic and diluted earnings per share for the three and nine month periods ended September 30, 2013 and September 30, 2012.

	Three Months Ended September 30,
Basic earnings per common share calculation:	2013	2012
Numerator: Net income available to common shareholders	$35,703	$38,983
Denominator: Weighted avg. common shares outstanding	6,547,074	6,500,396
Effect of dilutive stock options	145,508	3,758
Diluted shares	6,692,582	6,504,154

Basic earnings per common share	$0.01	$0.01
Diluted earnings per common share	$0.01	$0.01

	Nine Months Ended September 30,
Basic earnings per common share calculation:	2013	2012
Numerator: Net income available to common shareholders	$98,172	$130,489
Denominator: Weighted avg. common shares outstanding	6,547,074	6,500,396
Effect of dilutive stock options	127,453	59,090
Diluted shares	6,674,527	6,559,486

Basic earnings per common share	$0.01	$0.02
Diluted earnings per common share	$0.01	$0.02

For the three and nine months ended September 30, 2013, potential common shares of 503,075 were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of ASC 718, Compensation –Stock Compensation. As a result, for the nine month period ended September 30, 2013, the compensation cost charged to earnings related to the vested incentive stock options was approximately $97,000, which had no material impact on earnings per share.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock. The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant. The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The incentive stock options vest 30 percent on the second anniversary of the grant date, 60 percent on the third anniversary of the grant date and 100 percent on the fourth anniversary of the grant date, and the non-qualified stock options vest 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. The options expire ten years from the grant date. At September 30, 2013, the total remaining compensation cost to be recognized on non-vested options is approximately $519,000. A summary of the status of these stock option plans is presented in the following table:

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2012	670,300	$3.86	6.2 Years	$232,900
Granted	203,000	2.37	9.4 Years
Exercised	-	-
Forfeited	(57,475)	(3.51)
Outstanding at September 30, 2013	815,825	$3.51	6.8 Years	$207,030
Options exercisable at September 30, 2013	305,525	$6.13

Board of Directors Plan-Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of the Bank's common stock. On October 15, 1997, the Bank stock options were converted to Cornerstone stock options. Only non-qualified stock options may be granted under the plan. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the maximum term is ten years. Vesting is 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. At September 30, 2013, the total remaining compensation cost to be recognized on non-vested options is approximately $97,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2012	145,250	$3.30	7.2 Years	$57,600
Granted	45,000	2.37	9.4 Years
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2013	190,250	$3.08	7.1 Years	$52,200
Options exercisable at September 30, 2013	100,250	$4.04

The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2013 was $1.17. This was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	7.0 Years
Expected volatility	47.60%
Risk-free interest rate	1.23%

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Debt securities available for sale:	Cost	Gains	Losses	Value
U.S. Government agencies	$3,479,680	$48,665	$-	$3,528,345

State and municipal securities	17,065,923	683,599	(55,166)	17,694,356

Mortgage-backed securities:
Residential mortgage loans
guaranteed by GNMA or FNMA	7,797,244	106,280	-	7,903,524

Collateralized mortgage
obligations issued or
guaranteed by U.S.
Government agencies or
sponsored agencies	66,403,939	53,727	(301,475)	66,156,191

	$94,746,786	$892,271	$(356,641)	$95,282,416

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage loans
guaranteed by GNMA or FNMA	$36,620	$969	$-	$37,589

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Debt securities available for sale:	Cost	Gains	Losses	Value
U.S. Government agencies	$3,961,956	$56,195	$-	$4,018,151

State and municipal securities	21,531,727	2,101,590	-	23,633,317

Mortgage-backed securities:
Residential mortgage loans
guaranteed by GNMA or FNMA	9,092,205	132,038	(1,824)	9,222,419

Collateralized mortgage
obligations issued or
guaranteed by U.S.
Government agencies or
sponsored agencies	39,151,568	86,099	(14,908)	39,222,759

	$73,737,456	$2,375,922	$(16,732)	$76,096,646

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage loans
guaranteed by GNMA or FNMA	$45,086	$1,341	$(8)	$46,212

At September 30, 2013, securities with a fair value totaling approximately $73 million were pledged to secure public funds, securities sold under agreements to repurchase, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Reserve Discount Window.

For the three months ended September 30, 2013, there were no available for sale securities sold. For the nine months ended September 30, 2013, there were available for sale securities sold with proceeds totaling $5,328,170 which resulted in gross gains realized of $424,971. There were no securities sales during 2012.

The amortized cost and estimated market value of securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due from one year to five years	1,267,124	1,338,576	-	-
Due from five years to ten years	6,310,901	6,648,634	-	-
Due after ten years	12,967,578	13,235,491	-	-
	$20,545,603	$21,222,701	$-	$-

Mortgage-backed securities	74,201,183	74,059,715	36,620	37,589

	$94,746,786	$95,282,416	$36,620	$37,589

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, as of September 30, 2013 and as of December 31, 2012:

As of September 30, 2013
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

State and municipal securities	$1,138,535	$(40,736)	$554,465	$(14,430)	$1,693,000	$(55,166)

Mortgage-backed securities
Collateralized mortgage
obligations issued or
guaranteed by U.S.
Government agencies
or sponsored agencies	48,435,866	(278,248)	9,042,662	(23,227)	57,478,528	(301,475)
	$49,574,401	$(318,984)	$9,597,127	$(37,657)	$59,171,528	$(356,641)

	As of December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Residential mortgage loans
guaranteed by GNMA or FNMA	$667,325	$(1,824)	$-	$-	$667,325	$(1,824)

Collateralized mortgage
obligations issued or
guaranteed by U.S.
Government agencies
or sponsored agencies	22,514,641	(14,908)	-	-	22,514,641	(14,908)
	$23,181,966	$(16,732)	$-	$-	$23,181,966	$(16,732)

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at September 30, 2013 or December 31, 2012.

At September 30, 2013 and December 31, 2012, the significant categories of temporarily impaired securities and management’s evaluation of those securities are as follows:

State and municipal securities: At September 30, 2013, three investments in obligations of state and municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and does not relate to the underlying credit quality of the issuers. Because the Bank has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be until maturity, the Bank does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Mortgage-backed securities: At September 30, 2013, eighteen investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at September 30, 2013.

Note 4. Loans and Allowance for Loan Losses

At September 30, 2013 and December 31, 2012, loans are summarized as follows (in thousands):

	September 30,		December 31,
	2013	Percent	2012	Percent
Commercial real estate-mortgage:
Owner-occupied	$66,143	23.28%	$58,425	21.09%
All other	66,721	23.48%	66,747	24.10%
Consumer real estate-mortgage	69,911	24.60%	71,195	25.70%
Construction and land development	38,970	13.71%	38,557	13.92%
Commercial and industrial	39,782	14.00%	40,140	14.49%
Consumer and other	2,654	0.93%	1,927	0.70%
Total loans	284,181	100.00%	276,991	100.00%
Less: Allowance for loan losses	(3,159)		(6,141)

Loans, net	$281,022		$270,850

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The composition of loans by loan classification for impaired and performing loan status at September 30, 2013 and December 31, 2012, is summarized in the tables below (amounts in thousands):

September 30, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$125,418	$66,950	$38,712	$38,027	$2,654	$271,761
Impaired loans	7,446	2,961	258	1,755	-	12,420
Total	$132,864	$69,911	$38,970	$39,782	$2,654	$284,181

December 31, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$115,959	$69,329	$37,607	$36,980	$1,927	$261,802
Impaired loans	9,213	1,866	950	3,160	- .	15,189
Total	$125,172	$71,195	$38,557	$40,140	$1,927	$276,991

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of September 30, 2013 and December 31, 2012 (amounts in thousands):

September 30, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$784	$922	$339	$196	$20	$2,261
Impaired loans	682	134	-	82	-	898
Total	$1,466	$1,056	$339	$278	$20	$3,159

December 31, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$319	$952	$781	$29	$14	$2,095
Impaired loans	2,230	576	460	780	-	4,046
Total	$2,549	$1,528	$1,241	$809	$14	$6,141

The following tables detail the changes in the allowance for loan losses for the nine month period ending September 30, 2013 and year ending December 31, 2012, by loan classification (amounts in thousands):

September 30, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$2,549	$1,528	$1,241	$809	$14	$6,141
Charged-off loans	(1,874)	(688)	(1,185)	(694)	(19)	(4,460)
Recovery of charge-offs	61	224	810	80	3	1,178
Provision for (reallocation of) loan losses	730	(8)	(527)	83	22	300
Ending balance	$1,466	$1,056	$339	$278	$20	$3,159

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$3,557	$2,518	$827	$482	$16	$7,400
Charged-off loans	(958)	(1,022)	(782)	(74)	(33)	(2,869)
Recovery of charge-offs	838	36	145	144	17	1,180
Provision for (reallocation of) loan losses	(888)	(4)	1,051	257	14	430
Ending balance	$2,549	$1,528	$1,241	$809	$14	$6,141

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of September 30, 2013 and December 31, 2012 (amounts in thousands):

September 30, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$120,812	$58,536	$38,027	$33,456	$2,654	$253,485
Special mention	4,209	5,377	95	4,105	-	13,786
Substandard	397	3,037	590	466	-	4,490
Substandard-impaired	7,164	2,961	258	1,755	-	12,138
Doubtful-impaired	282	-	-	-	-	282
	$132,864	$69,911	$38,970	$39,782	$2,654	$284,181

December 31, 2012	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$111,313	$57,959	$36,802	$36,482	$1,904	$244,460
Special mention	4,145	8,401	198	330	18	13,092
Substandard	501	2,969	607	168	5	4,250
Substandard-impaired	9,213	1,866	950	3,160	-	15,189
	$125,172	$71,195	$38,557	$40,140	$1,927	$276,991

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of September 30, 2013 and December 31, 2012 (in thousands):

				For the quarter ended
	At September 30, 2013			September 30, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$4,578	$4,797	$-	$4,683	$183
Consumer real estate – mortgage	2,066	2,066	-	1,854	73
Construction and land development	258	271	-	349	11
Commercial and industrial	1,353	1,396	-	1,875	31
Total	$8,255	$8,530	$-	$8,761	$298

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$2,868	$2,943	$682	$4,670	$126
Consumer real estate – mortgage	895	895	134	1,110	49
Construction and land development	-	-	-	296	-
Commercial and industrial	402	402	82	740	38
Total	$4,165	$4,240	$898	$6,816	$213

Total impaired loans	$12,420	$12,770	$898	$15,577	$511

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

				For the year ended
	At December 31, 2012			December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$3,406	$3,453	$-	$4,389	$180
Consumer real estate – mortgage	513	540	-	1,538	52
Construction and land development	244	251	-	358	19
Commercial and industrial	2,111	2,155	-	2,277	55
Total	$6,274	$6,399	$-	$8,562	$306

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$5,807	$5,848	$2,230	$6,616	$215
Consumer real estate – mortgage	1,353	1,353	576	2,606	61
Construction and land development	706	706	460	642	49
Commercial and industrial	1,049	1,049	780	700	132
Total	$8,915	$8,956	$4,046	$10,564	$457

Total impaired loans	$15,189	$15,355	$4,046	$19,126	$763

The following tables present an aged analysis of past due loans as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$431	$-	$494	$925	$65,218	$66,143
All other	-	-	924	924	65,797	66,721
Consumer real estate-mortgage	712	-	964	1,676	68,235	69,911
Construction and land development	48	-	22	70	38,900	38,970
Commercial and industrial	552	-	1,692	2,244	37,538	39,782
Consumer and other	2	-	-	2	2,652	2,654
Total	$1,745	$-	$4,096	$5,841	$278,340	$284,181

December 31, 2012	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$2,738	$-	$956	$3,694	$54,731	$58,425
All other	636	-	1,913	2,549	64,198	66,747
Consumer real estate-mortgage	1,858	-	616	2,474	68,721	71,195
Construction and land development	100	-	53	153	38,404	38,557
Commercial and industrial	1,227	-	2,467	3,694	36,446	40,140
Consumer and other	35	-	-	35	1,892	1,927
Total	$6,594	$-	$6,005	$12,599	$264,392	$276,991

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur. At September 30, 2013 and December 31, 2012, the Bank has loans of approximately $6,119,000 and $9,403,000, respectively, that were modified for troubled debt restructuring. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral or other similar strategies.

The following tables present a summary of loans that were modified as troubled debt restructurings during the nine month periods ending September 30, 2013 and 2012 (amounts in thousands):

September 30, 2013		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investment	Investment

Commercial real estate-mortgage	2	$2,073	$2,073
Consumer real estate-mortgage	1	66	66
Construction and land development	3	898	898
Commercial and industrial	3	2,389	2,389

September 30, 2012		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investment	Investment
Commercial real estate-mortgage	2	$4,233	$4,233
Consumer real estate-mortgage	1	65	65
Construction and land development	3	1,178	1,178
Commercial and industrial	4	2,408	2,408

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at September 30, 2013 is as follows:

Commitments to extend credit	$34.1 million
Standby letters of credit	$392.2 thousand

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at September 30, 2013 will not have a material effect on Cornerstone’s consolidated financial statements.

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that Cornerstone has the ability to access

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

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments. There have been no changes in the methodologies used at September 30, 2013 and December 31, 2012.

Cash and cash equivalents:

The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets.

Cash and cash equivalents are classified as Level 1 of the fair value hierarchy.

Securities:

Fair values are estimated using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs.

The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank. Federal Home Loan Bank stock is classified as Level 3 of the fair value hierarchy.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

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

Fed funds purchased and securities sold under agreements to repurchase:

The carrying amount of these liabilities approximates their estimated fair value. These liabilities are included in Level 3 of the fair value hierarchy.

Federal Home Loan Bank advances and other borrowings:

The carrying amounts of FHLB advances and other borrowings approximate their fair value. These liabilities are included in Level 3 of the fair value hierarchy.

Accrued interest:

The carrying amounts of accrued interest approximate fair value. Accrued interest is included in Level 3 of the fair value hierarchy.

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:

U.S. Government agencies	$3,528,345	$-	$3,528,345	$-
State and municipal securities	17,694,356	-	17,694,356	-
Mortgage-backed securities:
Residential mortgage loans
guaranteed by GNMA or FNMA	7,903,524	-	7,903,524	-
Collateralized mortgage
obligations issued or
guaranteed by U.S.
Government agencies or
sponsored agencies	66,156,191	-	66,156,191	-

Total securities
available for sale	$95,282,416	$-	$95,282,416	$-

Cash surrender value of life insurance	$1,224,437	$-	$1,224,437	$-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:
U.S. Government agencies	$4,018,151	$-	$4,018,151	$-
State and municipal securities	23,633,317	-	23,633,317	-
Mortgage-backed securities:
Residential mortgage loans
guaranteed by GNMA or FNMA	9,222,419	-	9,222,419	-
Collateralized mortgage
obligations issued or
guaranteed by U.S.
Government agencies or
sponsored agencies	39,222,759	-	39,222,759	-

Total securities
available for sale	$76,096,646	$-	$76,096,646	$-

Cash surrender value of life insurance	$1,199,725	$-	$1,199,725	$-

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transactions between Level 1 and Level 2 in the fair value hierarchy.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at September 30, 2013 and December 31, 2012 for which a nonrecurring change in fair value was recorded (amounts in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,267	$-	$3,267	$-
Foreclosed assets (OREO & Repossessions)	14,924	-	14,924	-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,869	$-	$4,869	$-
Foreclosed assets (OREO & Repossessions)	20,332	-	20,332	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at September 30, 2013 and December 31, 2012.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amount and estimated fair value of Cornerstone's financial instruments at September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$21,255	$21,255	$59,395	$59,395
Securities	95,319	95,320	76,142	76,143
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	281,022	281,403	270,850	271,128
Cash surrender value of life insurance	1,224	1,224	1,200	1,200
Accrued interest receivable	1,222	1,222	1,214	1,214

Liabilities:
Noninterest-bearing demand deposits	54,452	54,452	60,054	60,054
Interest-bearing demand deposits	25,464	25,464	30,179	30,179
Savings deposits and money market accounts	90,666	90,666	80,994	80,994
Time deposits	170,174	171,541	173,654	175,177
Federal funds purchased and securities
sold under agreements to repurchase	20,509	20,509	19,587	19,587
Federal Home Loan Bank advances
and other borrowings	26,740	26,740	37,175	37,175
Accrued interest payable	100	100	121	121

Unrecognized financial instruments
(net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Three months ended
	September 30
(Amounts in thousands)
Assets	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans*	$281,341	$4,294	6.05%	$270,109	$4,241	6.23%
Investment securities	104,261	457	1.89%	91,889	478	2.36%
Other earning assets	14,937	9	0.24%	27,460	16	0.23%
Total earning assets	400,539	$4,760	4.75%	389,458	$4,735	4.89%
Allowance for loan losses	(3,933)			(5,892)
Cash and other assets	34,462			34,878
TOTAL ASSETS	$431,068			$418,443

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$25,388	$10	0.16%	$26,357	$21	0.32%
Savings deposits	12,858	7	0.22%	10,702	10	0.36%
MMDA's	78,715	100	0.50%	56,761	114	0.79%
Time deposits	166,401	445	1.06%	189,882	612	1.28%
Federal funds purchased and securities
sold under agreements to repurchase	25,102	22	0.34%	19,471	22	0.45%
Federal Home Loan Bank and other borrowings	29,012	285	3.90%	37,336	394	4.19%
Total interest-bearing liabilities	337,476	869	1.02%	340,509	1,173	1.37%
Net interest spread		$3,891	3.73%		$3,562	3.53%
Noninterest-bearing demand deposits	51,727			40,722
Accrued expenses and other liabilities	1,483			(288)
Shareholders' equity	40,382			37,501
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$431,068			$418,443
Net yield on earning assets			3.89%			3.70%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		39			69
Total adjustment		39			69

*	Loans includes non-accrual loans which yield zero percent.

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Nine months ended
	September 30
(Amounts in thousands)
Assets	2013			2012
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans*	$276,606	$12,515	6.05%	$266,187	$12,571	6.31%
Investment securities	97,786	1,379	2.10%	91,827	1,563	2.58%
Other earning assets	23,232	45	0.26%	25,535	44	0.23%
Total earning assets	397,624	$13,939	4.74%	383,549	$14,179	5.02%
Allowance for loan losses	(5,053)			(6,345)
Cash and other assets	36,808			35,968
TOTAL ASSETS	$429,379			$413,172

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$26,477	$46	0.23%	$26,526	$65	0.33%
Savings deposits	12,235	22	0.24%	10,317	29	0.37%
MMDA's	76,729	319	0.56%	47,625	305	0.86%
Time deposits	167,406	1,366	1.09%	191,378	1,946	1.36%
Federal funds purchased and securities
sold under agreements to repurchase	22,330	56	0.34%	22,309	77	0.46%
Federal Home Loan Bank and other borrowings	31,142	941	4.04%	39,990	1,281	4.28%
Total interest-bearing liabilities	336,319	2,750	1.09%	338,145	3,703	1.46%
Net interest spread		$11,189	3.65%		$10,475	3.55%
Noninterest-bearing demand deposits	50,338			38,684
Accrued expenses and other liabilities	1,865			(163)
Shareholders' equity	40,857			36,507
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$429,379			$413,172
Net yield on earning assets			3.81%			3.73%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		156			212
Total adjustment		156			212

*	Loans includes non-accrual loans which yield zero percent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following is a discussion of Cornerstone’s financial condition at September 30, 2013 and December 31, 2012 and our results of operations for the three and nine months ended September 30, 2013 and 2012. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

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

Income Taxes

Cornerstone is subject to various taxing jurisdictions where Cornerstone conducts business. Cornerstone estimates income tax expense based on amounts expected to be owed to these jurisdictions. Cornerstone evaluates the reasonableness of our effective tax rate based on a current estimate of annual net income, tax credits, non-taxable income, non-deductible expenses and applicable statutory tax rates. The estimated income tax expense or benefit is reported in the consolidated statements of income.

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

Review of Financial Performance

As of September 30, 2013, Cornerstone had total consolidated assets of approximately $430 million, total loans of approximately $284 million, total securities of approximately $95 million, total deposits of approximately $341 million and stockholders’ equity of approximately $40 million. Net income for the three and nine month periods ended September 30, 2013 totaled $428,548 and $1,276,707, respectively.

Results of Operations

Net income for the three months ended September 30, 2013 was $428,548 compared to a net income of $364,246 for the same period in 2012. Net income for the nine months ended September 30, 2013 was $1,276,707 compared to a net income of $1,031,348 for the same period in 2012.

The following table presents our results for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 (amounts in thousands).

			2013-2012				2013-2012
	Three months		Percent	Dollar	Nine months		Percent	Dollar
	ended September 30,		Increase	Amount	ended September 30,		Increase	Amount
	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Interest income	$4,760	$4,735	0.53%	$25	$13,939	$14,178	(1.69)%	$(239)
Interest expense	869	1,172	(25.85)%	(303)	2,750	3,703	(25.74)%	(953)
Net interest income
before provision for loan loss	3,891	3,563	9.21%	328	11,189	10,475	6.82%	714
Provision for loan loss	-	100	(100.00)%	(100)	300	100	200.00%	200
Net interest income after
provision for loan loss	3,891	3,463	12.36%	428	10,889	10,375	4.95%	514
Total noninterest income	270	258	4.65%	12	1,323	778	70.05%	545
Total noninterest expense	3,464	3,203	8.15%	261	10,142	9,700	4.56%	442
Income before income taxes	697	518	34.56%	178	2,070	1,453	42.46%	617
Provision for income taxes	268	154	74.03%	114	793	422	87.91%	371
Net income	$429	$364	17.86%	65	$1,277	$1,031	23.86%	246

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of our earnings. For the three months ended September 30, 2013, net interest income before the provision for loan loss increased approximately $328 thousand or 9.21 percent over the same period of 2012. For the nine months ended September 30, 2013, net interest income before the provision for loan loss increased $714 thousand or 6.82 percent.

Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities) was 3.73 percent compared to 3.53 percent for the three month periods ended September 30, 2013 and 2012, respectively. The interest rate spread on a tax equivalent basis was 3.65 percent compared to 3.55 percent for the nine month periods ended September 30, 2013 and 2012, respectively.

The net interest margin on a tax equivalent basis was 3.89 percent and 3.70 percent for the three months ending September 30, 2013 and 2012, respectively. The net interest margin on a tax equivalent basis was 3.81 percent and 3.73 percent for the nine months ending September 30, 2013 and 2012, respectively.

Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The Bank’s net interest income before provision for loan loss as of September 30, 2013 has been positively impacted by a reduction in cost of funds. The cost of funds reduction was the result of a decrease in interest rates paid by the Bank and a change in the deposit mix with customers choosing to place deposits in transactional accounts rather than certificates of deposit. The Bank’s cost of funds was approximately $869 thousand for the three months ended September 30, 2013 compared to $1.2 million during the same time period in 2012.

The Bank’s loan portfolio yield decreased to 6.05 percent for the three months ended September 30, 2013 compared to 6.23 percent for the three months ended September 30, 2012. Management believes the interest rates on loans will continue to decrease as the Bank attempts to increase its outstanding loan balances in a very competitive market. If management is successful in increasing the amount of outstanding loans, the resulting change in asset mix would increase the Bank’s total interest income.

For the three month period ended September 30, 2013, the Bank’s investment portfolio yielded 1.89 percent compared to 2.36 percent for the same time period in 2012. The decrease in the investment portfolio yield was due to the liquidation of approximately $5 million in municipal securities during the second quarter of 2013 combined with an increase in variable interest rate mortgage-backed securities.

The Bank’s net interest margin for the three month period ending September 30, 2013 compared to September 30, 2012 increased by 19 basis points. The Bank was able to achieve this increase primarily due to the decreases in the total interest-bearing liabilities. Specifically, Cornerstone was able to reduce its Federal Home Loan Bank and borrowings cost from 4.19 percent for the three months ended September 30, 2012 to 3.90 percent for the three months ended September 30, 2013.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Based upon management’s evaluation, Cornerstone determined that its allowance for loan losses was adequate and therefore, did not record additional loan loss expense during the third quarter of 2013. For the year, Cornerstone has recorded $300,000 on provision for loan losses.

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

The following table presents the components of noninterest income for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

			2013-2012			2013-2012
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Service charges on deposit accounts	$218	$197	10.66%	$608	$602	1.00%
Net gains on sale of securities	-	-	-	425	-	N/A
Net gains on sale of loans and other assets	39	48	(18.75)%	241	124	94.35%
Other noninterest income	13	13	0.00%	49	52	(5.77)%
Total noninterest income	$270	$258	4.25%	$1,323	$778	70.05%

Significant matters relating to the changes in noninterest income are presented below:

The Bank has maintained a consistent amount of noninterest income for the three months ended September 30, 2013 and September 30, 2012. The Bank has been able to increase its deposit account balances since September 30, 2012. The Bank has only experienced a slight increase in service charges during this time due to a significant reduction in overdraft fees.

The Bank realized a $425 thousand security gain on the liquidation of approximately $5 million in municipal bond securities during the second quarter of 2013. The security gain is the primary increase in noninterest income for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance, net foreclosed assets expense and other operating expense.

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands).

			2013-2012			2013-2012
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Salaries and employee benefits	$1,619	$1,566	3.38%	$4,839	$4,727	2.37%
Occupancy and equipment expense	334	355	(5.92)%	1,011	1,038	(2.60)%
Foreclosed asset expense, net	382	314	21.66%	1,309	945	38.52%
FDIC depository insurance	162	237	(31.65)%	483	683	(29.28)%
Other operating expense	967	731	32.42%	2,500	2,307	8.37%
Total noninterest expense	$3,464	$3,203	8.18%	$10,142	$9,700	4.56%

Significant matters relating to the changes to noninterest expense are presented below:

Cornerstone’s employee expense increased slightly when comparing both the three and nine months ended September 30, 2013 to September 30, 2012. The increase is primarily attributable to an increase in the Bank’s employee performance incentive compensation accrual. Management has elected to maintain consistent salary levels as the Bank continues to improve its earnings. The incentive compensation is distributed to employees during the fourth quarter of each year if the Bank achieves certain annual performance goals.

As of September 30, 2013, the Bank had incurred approximately $1.3 million in foreclosed assets expense. The expense consists of asset write-downs based upon current appraisals, carrying cost and losses on the sale of foreclosed assets. Management, in its financial reporting, nets the foreclosed assets expense and write-downs against the revenue generated from income producing real estate. As of September 30, 2012, the Bank had incurred $945 thousand in foreclosed asset expense. The increase in expense when comparing September 30, 2013 to September 30, 2012 can be attributed, in part, to the liquidation of foreclosed assets during the third quarter of 2013. During this time period the Bank was able to reduce its foreclosed asset balance by approximately $3.9 million.

Depository insurance during the third quarter decreased from approximately $237 thousand as of September 30, 2012 to approximately $162 thousand as of September 30, 2013. Management anticipates the FDIC expense to reduce further as the Bank’s regulatory status improves.

The Bank has experienced only slight increases its other operating cost when comparing the three and nine months ended September 30, 2013 to September 30, 2012. The ability to maintain these costs at consistent levels can be attributed to the Bank’s employees as cost saving measures have been evaluated and implemented over the last three years.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled approximately $443 million as of December 31, 2012. As of September 30, 2013, total consolidated assets had decreased approximately $13.8 million or 3.1 percent to approximately $430 million.

Liabilities as of September 30, 2013 and December 31, 2012 totaled approximately $390 million and $403 million, respectively.

Stockholders’ equity as of September 30, 2013 and December 31, 2012 totaled approximately $40 million and $41 million, respectively.

Securities-The Bank’s investment portfolio, primarily consisting of Ginnie Mae agency, mortgage-backed securities and municipal securities, amounted to approximately $95 million as of September 30, 2013 compared to approximately $76 million as of December 31, 2012. The primary purposes of the Bank’s investment portfolio are to provide liquidity, satisfy pledging requirements and collateralize the Bank’s repurchase accounts.

Loans-The composition of loans at September 30, 2013 and at December 31, 2012 of each classification are summarized in the following table (dollars in thousands):

	September 30,	December 31,
	2013	2012
Commercial real estate-mortgage:
Owner-occupied	$66,143	$58,425
All other	66,721	66,747
Consumer real estate-mortgage	69,911	71,195
Construction and land development	38,970	38,557
Commercial and industrial	39,782	40,140
Consumer and other	2,654	1,927
Total loans	284,181	276,991
Less: Allowance for loan losses	(3,159)	(6,141)

Loans, net	$281,022	$270,850

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

During the third quarter of 2013, the Bank did not record a provision expense to the loan loss allowance. Management believes that it has established an allowance for loan losses that adequately accounts for the Bank’s identified loan impairment. However, additional provision to the loan loss allowance may be needed in future quarters as the Bank works its problem assets through the collection cycle.

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2013 and for the year ended December 31, 2012 and the ratio of the allowance for loan losses to total loans as of the end of each period (amounts in thousands):

	September 30,	December 31,
	2013	2012
Balance, beginning of period	$6,141	$7,400
Loans charged-off	(4,460)	(2,869)
Recoveries of loans previously charged-off	1,178	1,180
Provision for loan losses	300	430
Balance, end of period	$3,159	$6,141

Total loans	$284,181	$276,991

Ratio of allowance for loan losses to loans
outstanding at the end of the period	1.11%	2.22%

Ratio of net charge-offs to total loans
outstanding for the period	1.15%	0.61%

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

The following table summarizes Cornerstone’s non-performing assets at each quarter end from December 31, 2012 to September 30, 2013 (amounts in thousands):

	September 30,	June 30,	March 31,	December 31,
	2013	2013	2013	2012
Non-accrual loans	$4,096	$6,883	$6,364	$6,005
Foreclosed assets	14,924	18,867	21,159	20,332
Total non-performing assets	$19,020	$25,750	$27,523	$26,337

30-89 days past due loans	$1,659	$5,111	$4,023	$6,594
Total loans outstanding	$284,181	$276,063	$272,550	$276,991
Allowance for loan losses	3,159	5,095	5,669	6,141

Ratio of non-performing loans
to total loans outstanding
at the end of the period	1.44%	2.49%	2.33%	2.17%

Ratio of non-performing assets
to total allowance for loan losses
at the end of the period	602.09%	505.40%	485.00%	428.87%

The Bank’s non-accrual loans have declined during the third quarter of 2013. Management has attempted to proactively resolve loans that have been classified as non-accrual, when possible, through aggressive collection efforts and the Bank’s Special Assets department. Management anticipates that non-accrual balances will decline as the Bank continues to see a decline in the rate of loans being downgraded and management continues to proactively address these loans.

The Bank’s foreclosed assets have declined over the last three quarters. The Bank’s Special Asset department has been successful in stabilizing, improving and marketing the foreclosed assets. As a result of these efforts, the Bank has seen a reduction in its foreclosed assets of approximately $5.4 million since December 31, 2012. Currently, the Bank has approximately $1.2 million under contract to sell. The disposition of nonperforming assets is one of the key factors to the Bank’s success.

As mentioned previously, the Bank has been able to reduce its non-accrual loans and foreclosed assets. The progress in these two areas demonstrates an improvement in the Bank’s nonperforming assets. Since December 31, 2012, the Bank has been able to reduce its nonperforming assets from approximately $26 million to approximately $19 million as of September 30, 2013. This is a significant improvement in Bank’s risk profile and expense amounts. Management also believes the positive trend in 30-89 past due loans demonstrates that the Bank’s asset quality is improving.

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

	September 30, 2013		December 31, 2012
Core funding:	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$54,452	14.10%	$60,054	15.0%
Interest-bearing demand deposits	25,464	6.59%	30,179	7.6%
Savings and money market accounts	90,666	23.47%	80,994	20.3%
Time deposits under $100,000	81,064	20.99%	85,917	21.5%
Total core funding	251,646	65.15%	257,144	64.4%

Non-core funding:
Time deposit of $100,000 or more	$89,110	23.07%	$87,737	22.0%
Fed funds purchased and securities
sold under agreements to repurchase	20,509	5.31%	19,587	4.9%
Federal Home Loan Bank advances	25,000	6.47%	35,000	8.7%
Total non-core funding	134,619	34.85%	142,324	35.6%

Total	$386,265	100.00%	$399,468	100.0%

The Bank has seen a significant improvement in its liability structure by improving its core funding position and reducing its reliance on non-core funding sources. For example, the Bank has been able to reduce its FHLB borrowings to $25 million as of September 30, 2013. Management is currently considering how best to fund future loan growth and maintain sufficient liquidity levels. Additional FHLB advances with defined maturity dates and fixed interest rates may allow the Bank to improve its net interest margin as well as assist in managing interest rate risk in the future.

The Bank continues to offer competitive interest rates to attract and maintain its savings and money market accounts. Management anticipates that the local deposit market will continue to place funds in savings and money market accounts instead of time deposit accounts.

Capital Resources-At September 30, 2013 and December 31, 2012, Cornerstone’s stockholders’ equity amounted to approximately $40.1 million and approximately $40.9 million, respectively.

Cornerstone’s stockholders’ equity decreased by approximately $739 thousand during the first nine months of 2013. The primary reason for the decrease can be attributed to the decline in accumulated other comprehensive income which captures the Bank’s decrease in its unrealized security gains. As of December 31, 2012, the Bank had approximately $1.5 million in unrealized security gains. As of September 30, 2013, the amount of unrealized security gains had decreased to approximately $321 thousand. One reason for the decrease can be attributed to the liquidation of approximately $5 million of the Bank’s security portfolio to realize an approximate gain of $425 thousand. The second reason for the decline can be attributed to changes in the bond market. Stockholder’s equity has also been decreased by the payment of dividends on its Series A convertible preferred stock. As of September 30, 2013, Cornerstone had paid approximately $1.1 million in preferred stock dividends during 2013. The overall decrease in stockholders’ equity has been offset by Cornerstone’s year-to-date earnings of approximately $1.3 million.

The following is a summary of the Bank’s capital ratios as of September 30, 2013:

Tier 1 leverage ratio 8.45%

Tier 1 risk-based capital ratio 11.72%

Total risk-based capital ratio 12.75%

Cornerstone had total outstanding borrowings of approximately $1.7 million as of September 30, 2013 included in Federal Home Loan Bank and other borrowings.

Cornerstone has requested permission from the Federal Reserve Bank of Atlanta (the “Federal Reserve”) to pay its scheduled June 30, 2013 dividend on its Series A convertible preferred stock in the amount of $0.625 per share. Cornerstone is waiting for a final decision from the Federal Reserve authorizing the payment of the dividend.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer and Chief Financial Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiary) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

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

Cornerstone Bancshares, Inc.

Date: November 14, 2013	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2013	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

