Form 10-K
period 2013-12-31
CORNERSTONE BANCSHARES INC
filed 2014-03-31
CIK 1038773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission file number 000-30497

(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1173944
(State of Incorporation)	(I.R.S. Employer Identification No. )

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

Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2013 was $11 million. The market value calculation was determined using the closing sale price of the Registrant’s common stock on June 30, 2013, as reported on the OTC Bulletin Board. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the Registrant. As of the close of business on December 31, 2013, there were 6,547,074 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of this Annual Report on Form 10-K, as well as the following:  (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) economic conditions in the local markets where we operate, (vi) the impact of obtaining regulatory approval prior to the payment of dividends, (vii) the impact of our Series A Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (viii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (ix) the impact of recently enacted legislation on our business, (x) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (xi) adverse impact on operations and financial condition of changes in interest rates, (xii) our ability to obtain additional capital and, if obtained, the possible significant dilution to current shareholders, (xiii) the impact of recently enacted legislation on our business, (xiv) the impact of federal and state regulations on our operations and financial performance, (xv) whether a significant deferred tax asset we have can be fully realized, (xvi) our ability to retain the services of key personnel, (xvii) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xviii) our ability to adapt to technological changes. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Cornerstone was incorporated on September 19, 1983, under the laws of the State of Tennessee. Cornerstone is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was formerly known as East Ridge Bancshares, Inc. It has one wholly-owned subsidiary: Cornerstone Community Bank, a Tennessee banking corporation (the “Bank”), which resulted from the merger of The Bank of East Ridge and Cornerstone Community Bank effective October 15, 1997. The Bank owned and operated a subsidiary, Eagle Financial, Inc. (Eagle), a finance and factoring company. On December 1, 2011, the Bank elected to transfer the operations, assets and liabilities of Eagle into the Bank. The transfer allowed the Bank to combine the operations of Eagle with the Bank’s asset based lending department. As a result, the Bank formed Eagle Financial, a division of Cornerstone Community Bank. The Bank maintains the existence of this subsidiary in an inactive status.

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

At December 31, 2013, the Bank had five full-service banking offices located in Hamilton County, Tennessee and one loan production office located in Dalton, Georgia.

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

Employees

As of December 31, 2013, Cornerstone had 107 full-time equivalent employees. The employees are not represented by a collective bargaining unit. Cornerstone believes that its relationship with its employees is good.

Competition

All phases of the Bank’s banking activities are highly competitive. The Bank competes actively with over 20 commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Hamilton County, Tennessee.

The Bank’s deposits totaled approximately $341 million as of December 31, 2013. The deposit base represents approximately 4% of the deposit base in the Chattanooga, Tennessee Metropolitan Statistical Area (MSA). Three major regional banks represent approximately 55% of the deposits in the Chattanooga, Tennessee MSA. These larger financial institutions have greater resources and higher lending limits than the Bank, and each of the three institutions has over 20 branches in the Chattanooga, Tennessee MSA. There are also several credit unions located in Hamilton County, Tennessee. Credit unions are not subject to the same income tax structure as commercial banks. This advantage enables credit unions to offer competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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

Cornerstone received a letter dated March 30, 2010, from its primary banking regulator, the Federal Reserve Bank of Atlanta (the “FRBA”), directing Cornerstone to obtain the FRBA’s written approval before Cornerstone (i) incurs any indebtedness; (ii) declares or pays any dividends; (iii) redeems any corporate stock; or (iv) makes any other payment representing a reduction in its capital, except for the payment of normal and routine operating expenses. As required by the letter, Cornerstone sought and received the FRBA’s approval for payment of dividends on its preferred stock in 2013. The letter notes that the condition of the Bank has caused Cornerstone to be in “troubled condition” under Regulation Y. As a result, notice to the FRBA is required before Cornerstone undertakes any changes in senior executive management or directorships, and approval of the FRBA (with the written concurrence of the FDIC) must be obtained before Cornerstone grants or enters into any agreement to provide a golden parachute or severance payment. To date, Cornerstone is in compliance with the requirements of the FRBA letter.

To date the most significant impact of the FRBA’s letter relates to the payment of dividends on Cornerstone’s preferred stock. However, Cornerstone has been able to consistently raise additional capital and the company generated positive earnings during 2013. These two elements coupled with the Bank’s stabilization of asset quality have, in Cornerstone’s estimation, led to the approval of dividend payments on the preferred stock.

FDIC Insurance of Deposit Accounts

The FDIC insures the deposit accounts of the Bank up to the maximum amount provided by law. The general insurance limit is $250,000. The Dodd-Frank Act, which is discussed in more detail below, provided for temporary, unlimited deposit insurance for all non-interest bearing transaction accounts through December 31, 2012. Beginning January 1, 2013, noninterest-bearing transaction accounts are no longer insured separately from depositors’ other accounts at the same bank.

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

As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits. Under these rules, an institution with total assets of less than $10 billion is assigned to a risk category as described above, and a range of initial base assessment rates apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

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

The FDIC also collects an asset-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly. In 2013 it was 0.64 cents per $100 of assets. These assessments will continue until the debt matures in 2017 through 2019.

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

The Federal Reserve Board has adopted a Policy Statement on Cash Dividends Not Fully Covered by Earnings. The Policy Statement sets forth various guidelines that the Federal Reserve Board believes that a bank holding company should follow in establishing its dividend policy. In general, the Federal Reserve Board stated that bank holding companies should not pay dividends except out of current earnings and unless the prospective rate of earnings retention by the holding company appears consistent with its capital needs, asset quality and overall financial condition.

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

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The impact of the Dodd-Frank Act on the financial services industry will be broad, with enhanced regulatory oversight and compliance, including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. In addition, the Dodd-Frank Act established a new framework for systemic risk and oversight in the industry which has resulted and will continue to result in sweeping changes in the regulation of financial institutions aimed at strengthening safety and soundness for the financial services sector. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•	Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•	Federal Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits and provided unlimited federal deposit insurance on non-interest bearing transaction accounts at all insured depository institutions until December 31, 2012. The Dodd-Frank Act also changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminated the ceiling on the size of the DIF and increased the floor on the size of the DIF.

•	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Bureau, responsible for implementing, examining and, for large financial institutions (i.e., those with more than $10 billion in assets), enforcing compliance with federal consumer financial laws. The Bureau will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. On July 21, 2011, the Dodd-Frank Act transferred the responsibility for implementation of a wide variety of existing consumer protection rules and regulations to the Bureau. In addition, the Dodd-Frank Act tasks the Bureau with implementation of many new consumer protection initiatives required by that law. While the exact impact of these future changes is unknown, the Bank expects that it will incur additional expense related to the implementation of those rules. Another provision of the Dodd-Frank Act, commonly known as the Durbin Amendment, became effective October 1, 2011. The Durbin Amendment limits interchange fees payable on debit card transactions for financial institutions with more than $10 billion in assets. While the Durbin Amendment does not directly apply to the Bank, competitive market forces related to the reduction mandated by the Durbin Amendment may result in a decrease in revenue from interchange fees for smaller financial institutions.

•	Interest on Demand Deposit Accounts. The Dodd-Frank Act repeals the prohibition on the payment of interest on demand deposit accounts effective one year after the date of enactment, thereby permitting depository institutions to pay interest on business checking and other accounts.

•	Mortgage Reform. The Dodd-Frank Act provides for mortgage reform addressing a customer’s ability to repay, restricts variable-rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and makes more loans subject to requirement for higher-cost loans, new disclosures and certain other restrictions.

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

If our asset quality were to decline or if we experienced greater loan losses than anticipated, our earnings and overall financial condition would be adversely affected.

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

We have increased levels of foreclosed assets, primarily as a result of foreclosures.

As we have continued to resolve non-performing real estate loans, we have increased the level of foreclosed assets, primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments due to new appraisal values and gains or losses on disposition. As levels of foreclosed assets increase and also as local real estate values decline, these charges will likely increase, negatively affecting our results of operations.

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

The cash dividends paid or accumulated on our Series A Convertible Preferred Stock, and any future capital stock we may issue which is senior to our Common Stock, will reduce any net income available to holders of Common Stock and our earnings per common share. The preferred stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of our Company. To date, we have received regulatory approval first and have made thirteen dividend payments on the Series A Convertible Preferred Stock. However, because of the need for regulatory approval to pay future dividends on the Series A Convertible Preferred Stock, dividends could accumulate and become quite substantial. The higher these accumulated dividends, the higher the preference payable in the event of liquidation, dissolution or winding up of our Company and the less likely the holders of our Common Stock will be able to realize any proceeds in such event.

Negative developments in the financial services industry and U.S. and global capital and credit markets may lead to additional regulation and further deterioration of our results of operations and financial condition.

Negative developments in the capital and credit markets, beginning in 2008 and continuing throughout 2013, have resulted in uncertainty in the financial markets. Financial institutions across the United States, including the Bank, have experienced deteriorating asset quality. Loan portfolios include impaired loans to businesses struggling to stay in operation or achieve adequate cash flow. Further, a decline in collateral values supporting these loans has also impacted the ability of a business or consumer to obtain loans or increased financial institutions losses in the event of foreclosure and liquidation. At the same time, financial institutions have become concerned about liquidity. This concern has increased the competition for deposits in our local market as well as wholesale funding options. These events have impacted our stock price, as well as the stock price of other bank holding companies. The potential impact of these events may be an expansion of existing or creation of new federal or state laws and regulations regarding lending and funding practices, liquidity standards and compliance issues. See, for example, “RISK FACTORS— We cannot fully predict the impact of recently enacted legislation on our business” below. Continued negative developments below, as well as our ability to respond to these new operating and regulatory requirements, could further negatively impact our results of operations. The negative consequences could limit our ability to originate new loans or obtain adequate funding or increase costs associated with regulatory compliance. Ultimately, these changes could result in modifications to our existing or future strategic plans, capital requirements, compensation, financial performance and stock performance.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

The U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) in response to the impact of the volatility and disruption in the capital and credit markets on the financial sector. The Treasury and the federal banking regulators implemented a number of programs under this legislation to address these conditions and the asset quality, capital and liquidity issues they have caused for certain financial institutions and to improve the general availability of credit for consumers and businesses. In addition, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”) in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability. The EESA and ARRA have been followed by numerous actions by the Federal Reserve, the U.S. Congress, the U.S. Treasury, the FDIC, the Commission and others to address the liquidity and credit crisis that followed the sub-prime meltdown. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. financial system. The Temporary Liquidity Guarantee Program (“TLGP”), the EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition, results of operations and/or access to credit, as well as the trading price of our common stock, could be materially and adversely affected.

Our loan portfolio includes residential construction and land development loans, which have a greater credit risk than residential mortgage loans.

We engage in residential construction and land development loans to developers. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Furthermore, during adverse general economic conditions, which were experienced in residential real estate construction nationwide, borrowers involved in the residential real estate construction and development business suffered above normal financial strain. As the residential real estate development and construction market in our markets previously deteriorated, our borrowers in this segment experienced difficulty repaying their obligations to us. If additional charge-offs or foreclosures relating to these loans are necessary in the future, our results of operations would be negatively impacted. Additionally, to the extent repayment is dependent upon the sale of newly constructed homes or lots, such sales are likely to be at lower prices or at a slower rate than was expected when the loan was made, which may result in such loans being placed on non-accrual status and subject to higher loss estimates even if the borrower keeps interest payments current. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge-offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.

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

We have net deferred tax assets of $2.3 million as of December 31, 2013. We did not establish a valuation allowance against our net deferred tax assets as of December 31, 2012 or December 31, 2013 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material temporary adverse effect on our results of operations and financial condition.

We rely heavily on the services of key personnel and the unexpected loss of any of those personnel could adversely affect our operations.

We are dependent on certain key officers who have important customer relationships or are instrumental to our lending, depository and bank operations. We believe that our future results will also depend upon our ability to attract and retain highly skilled and qualified personnel.

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

As of December 31, 2013, the principal offices of Cornerstone are located at 835 Georgia Avenue, Chattanooga, Tennessee 37402. This property is leased by the Bank. In addition, the Bank operates five full-service branches and one loan production office that are located at:

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

As of the end of 2013, neither Cornerstone nor the Bank was involved in any material litigation. The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against Cornerstone or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or Cornerstone’s consolidated financial position.

ITEM 4.	MINE SAFETY DICLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 10, 2014, Cornerstone had 6,547,074 shares of common stock outstanding. Cornerstone’s common stock is quoted on the OTC Bulletin Board under the symbol “CSBQ” but is not listed on a national securities exchange. There are ten market makers who provide a market for Cornerstone’s common stock.

There were approximately 550 holders of record of the common stock as of December 31, 2013. This number does not include shareholders with shares in nominee name held by the Depository Trust Company (DTC). As of the end of 2013, there were approximately 3,871,000 shares held in nominee name by DTC.

Cornerstone paid no cash dividends on common stock in 2012 or 2013. Cornerstone must obtain the approval of the FRBA prior to declaring or paying a dividend on its common or preferred stock. Cornerstone’s board of directors will continue to evaluate the amount of future dividends, if any, after capital needs required for expected growth of assets are reviewed. Subject to regulatory approval, the payment of dividends is within the discretion of the board of directors, considering Cornerstone’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks. Currently, the Bank is under a restriction from the FDIC that no dividend can be paid from the Bank to the holding company without prior approval.

Table 1 presents the high and low closing prices of Cornerstone’s common stock for the periods indicated, as reported by published sources, and cash dividends declared on its common stock for the last two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

TABLE 1

High and Low Common Stock Price for Cornerstone			Cash Dividends
2014 Fiscal Year	Low	High	Paid Per Share
First Quarter (through February 7, 2014)	$2.30	$2.40	-

2013 Fiscal Year
First Quarter	$1.73	$2.89	-
Second Quarter	$1.75	$2.28	-
Third Quarter	$2.01	$2.69	-
Fourth Quarter	$2.20	$2.60	-

2012 Fiscal Year
First Quarter	$1.20	$2.50	-
Second Quarter	$1.65	$2.50	-
Third Quarter	$1.30	$1.95	-
Fourth Quarter	$1.63	$2.29	-

For information relating to compensation plans under which our equity securities are authorized for issuance, see Item 12.

There were 600,000 shares of our Series A Convertible Preferred Stock outstanding as of December 31, 2013. Table 2 presents information relating to dividends paid on the Series A Convertible Preferred Stock.

TABLE 2

Series A Convertible Preferred Stock Dividend Payments			Amount
Year	Record Date	Date Payable	Per Share
2013	March 31, 2013	August 22, 2013	$0.625
	June 30, 2013	November 7, 2013	$0.625
	September 30, 2013	February 20, 2014	$0.625

2012	March 31, 2012	August 30, 2012	$0.625
	June 30, 2012	November 28, 2012	$0.625
	September 30, 2012	February 14, 2013	$0.625
	December 31, 2012	May 23, 2013	$0.625

ITEM 6. SELECTED FINANCIAL DATA

Table 3 presents selected financial data for the periods indicated (amounts in thousands, except per share data).

TABLE 3

	2013	2012	2011	2010	2009
Total interest income	$18,453	$19,353	$20,494	$25,211	$26,308
Total interest expense	3,523	4,785	6,362	9,202	11,189
Net interest income	14,930	14,568	14,132	16,009	15,119
Provision for loan losses	300	430	445	7,291	14,899
Net interest income after provision for loan losses	14,630	14,138	13,687	8,718	220
Noninterest income	1,940	1,019	1,183	3,081	2,327
Noninterest expense	13,846	13,178	13,652	18,042	16,062
Income before income taxes	2,724	1,979	1,218	(6,243)	(13,515)
Income tax expense / (benefit)	1,043	577	188	(1,535)	(5,336)
Net income (loss)	$1,681	$1,402	$1,030	$(4,708)	$(8,179)

Per Common Share Data:
Net income / (loss), basic	$0.02	$0.02	$0.05	$(0.73)	$(1.26)
Net income / (loss), assuming dilution	0.02	0.02	0.05	(0.73)	(1.26)
Cash dividends paid	-	-	-	-	0.10
Book value	3.86	4.01	3.89	3.55	4.28
Tangible book value(1)	3.85	4.01	3.89	3.55	3.89

Financial Condition Data:
Assets	$432,223	$443,446	$422,655	$441,499	$532,404
Loans, net of unearned interest and allowance	286,237	270,850	260,365	276,115	330,787
Cash and investments	119,417	137,860	127,332	133,651	164,982
Federal funds sold	-	-	-	-	-
Deposits	341,414	344,881	314,042	355,447	404,742
FHLB advances and other borrowings	26,740	37,175	43,045	54,715	72,350
Federal funds purchased and repurchase agreements	22,974	19,587	29,391	24,325	26,322
Shareholders’ equity	40,134	40,889	35,208	25,819	27,837
Tangible shareholders’ equity(1)	40,131	40,878	35,186	25,782	25,258

Selected Ratios:
Interest rate spread	3.64%	3.67%	3.36%	3.24%	2.95%
Net interest margin(2)	3.80%	3.85%	3.55%	3.43%	3.27%
Return on average assets	0.39%	0.34%	0.24%	(0.94)%	(1.69)%
Return on average equity	4.12%	3.78%	3.46%	(15.79)%	(24.34)%
Return on average tangible equity(1)	4.12%	3.78%	3.47%	(15.81)%	(26.36)%
Average equity to average assets	9.51%	8.94%	6.91%	5.95%	6.93%
Common stock dividend payout ratio	N/A	N/A	N/A	N/A	N/A
Ratio of nonperforming assets to total assets	3.82%	5.94%	6.26%	5.99%	3.36%
Ratio of allowance for loan losses to nonperforming loans	89.83%	102.26%	93.90%	66.98%	80.24%
Ratio of allowance for loan losses to total average loans, net of unearned income	1.15%	2.28%	2.71%	2.93%	1.63%

(1)	Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.

(2)	Net interest margin is the net yield on interest-earning assets and is the difference between the interest yield earned on interest-earning assets less the interest rate paid on interest-bearing liabilities.

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Certain financial information included in Cornerstone’s summary of consolidated financial data is determined by methods other than in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures are “tangible book value per common share,” “tangible shareholders’ equity,” and “return on average tangible equity.” Management uses these non-GAAP measures in its analysis of Cornerstone’s financial performance.

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

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. Table 4 presents a reconciliation to provide a more detailed analysis of these non-GAAP performance measures:

TABLE 4

	At and for the Fiscal Years Ended December 31,
	2013	2012	2011	2010	2009
Number of common shares outstanding	6,547,074	6,500,396	6,500,396	6,500,396	6,500,396

Total stockholders’ equity	$40,133,728	$40,886,836	$35,208,305	$25,819,153	$27,837,479
Less: preferred stock	14,892,927	14,821,546	9,899,544	2,727,424	-
Book value	$25,240,801	$26,065,290	$25,308,761	$23,091,729	$27,837,479

Book value per common share	$3.86	$4.01	$3.89	$3.55	$4.28

Book value	$25,240,801	$26,065,290	$25,308,761	$23,091,729	$27,837,479
Less: goodwill and other intangible assets	2,427	10,530	22,487	37,317	2,579,211
Tangible book value	$25,238,374	$26,054,760	$25,286,274	$23,054,412	$25,258,268

Effect of intangible assets per common share	$0.01	$-	$-	$-	$0.39

Tangible book value per common share	$3.85	$4.01	$3.89	$3.55	$3.89

Net income / (loss)	$1,680,809	$1,402,063	$1,030,052	$(4,707,521)	$(8,178,639)
Average equity	40,764,000	37,115,000	29,740,000	29,820,000	33,600,000

Return on average equity	4.12%	3.78%	3.46%	(15.79)%	(24.34)%

Average equity	$40,764,000	$37,115,000	$29,740,000	$29,820,000	$33,600,000
Less: goodwill and other intangible assets	2,427	10,530	22,487	37,317	2,579,211
Average tangible equity	$40,761,573	$37,104,470	$29,717,513	$29,782,683	$31,020,789

Effect of intangible assets	0.00%	0.00%	(0.01)%	(0.02)%	(2.02)%

Return on average tangible equity	4.12%	3.78%	3.47%	(15.81)%	(26.36)%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of this Annual Report on Form 10-K, as well as the following:  (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers (v) economic conditions in the local markets where we operate, (vi) the impact of obtaining regulatory approval prior to the payment of dividends, (vii) the impact of our Series A Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (viii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (ix) the impact of recently enacted legislation on our business, (x) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (xi) adverse impact on operations and financial condition due to changes in interest rates, (xii) our ability to obtain additional capital and, if obtained, the possible significant dilution to current shareholders, (xiii) the impact of recently enacted legislation on our business, (xiv) the impact of federal and state regulations on our operations and financial performance, (xv) whether a significant deferred tax asset we have can be fully realized, (xvi) our ability to retain the services of key personnel, (xvii) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xviii) our ability to adapt to technological changes. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

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

The following is a discussion of Cornerstone’s financial condition at December 31, 2013 and December 31, 2012, and Cornerstone’s results of operations for each of the three-years ended December 31, 2013, 2012 and 2011. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of December 31, 2013, Cornerstone had total consolidated assets of approximately $432 million, total loans of approximately $289 million, total deposits of approximately $341 million and stockholders’ equity of approximately $40 million. Cornerstone earned net income of approximately $1.7 million for 2013 compared to net income of approximately $1.4 million for 2012 and approximately $1.0 million for 2011.

Results of Operations

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of Cornerstone’s earnings. For the year ended December 31, 2013, Cornerstone recorded net interest income of approximately $14,930,000, which resulted in a net interest margin of 3.80%. For the year ended December 31, 2012, Cornerstone recorded net interest income of approximately $14,568,000, which resulted in a net interest margin of 3.85%. For the year ended December 31, 2011, Cornerstone recorded net interest income of approximately $14,132,000, which resulted in a net interest margin of 3.55%.

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

TABLE 5

Yields Earned on Average Earning Assets and Rates Paid on Average Interest-Bearing Liabilities
Years Ended December 31,
	2013			2012			2011
(In thousands) ASSETS	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Interest-earning assets:
Loans(1)(2)	$278,975	$16,705	5.99%	$268,828	$17,289	6.43%	$273,523	$18,129	6.63%
Investment securities(3)	98,108	1,694	1.94%	89,587	2,004	2.53%	108,705	2,312	2.38%
Other earning assets	20,749	54	0.26%	27,010	60	0.22%	23,232	53	0.23%
Total interest-earning assets	397,832	18,453	4.69%	385,425	19,353	5.09%	405,460	20,494	5.12%
Allowance for loan losses	(4,547)			(6,140)			(7,496)
Cash and other assets	35,409			35,756			32,721
Total assets	$428,694			$415,041			$430,685
TOTAL LIABILITIES AND EQUITY
Interest-bearing liabilities:
Deposits:
NOW accounts	$26,196	$55	0.21%	$26,483	$87	0.33%	$25,741	$84	0.33%
Money market / savings	88,912	419	0.47%	62,958	460	0.73%	38,899	341	0.88%
Time deposits	165,748	1,766	1.07%	187,733	2,471	1.32%	226,720	3,768	1.66%
Total interest-bearing deposits	280,856	2,240	0.80%	277,174	3,018	1.09%	291,360	4,193	1.44%
Securities sold under agreement to repurchase	22,041	74	0.34%	21,312	94	0.44%	22,808	125	0.55%
Other borrowings	31,634	1,209	3.82%	39,282	1,673	4.26%	47,745	2,044	4.28%
Total interest-bearing liabilities	334,531	3,523	1.05%	337,768	4,785	1.42%	361,913	6,362	1.76%
Net interest spread			3.64%			3.67%			3.36%

Other liabilities:
Demand deposits	51,614			39,936			39,042
Accrued interest payable and other liabilities	1,785			222			(10)
Stockholders' equity	40,764			37,115			29,740
Total liabilities and stockholders' equity	$428,694			$415,041			$430,685

Net interest margin		$14,930	3.80%		$14,568	3.85%		$14,132	3.55%

(1) Interest income on loans includes amortization of deferred loan fees and other discounts of $176 thousand, $168 thousand and $67 thousand for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

(2) Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.

(3) Yields on securities are calculated on a fully tax equivalent basis.

Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The net interest margin decreased 5 basis points from 3.85% as of December 31, 2012 to 3.80% as of December 31, 2013. The decrease in net interest margin can be attributed primarily to a 40 basis point decrease in interest on earning assets from December 31, 2012 to December 31, 2013. The majority of this decrease was offset be a decrease of 37 basis points in interest-bearing liabilities. The decrease in interest-bearing liability cost was comprised of a 29 basis point decrease in money market accounts and a 25 point decrease in certificates of deposit. The Bank also experienced a significant decline in its FHLB and other borrowings during 2013 as $10 million in fixed rate advances were repaid according to contractual terms. The repayment decreased the Bank’s interest cost from approximately $1.7 million to $1.2 million.

As of December 31, 2013, the Bank’s loan portfolio yield had decreased from 6.43% as of December 31, 2012 to 5.99% as of December 31, 2013. Management believes loan yields will continue to see downward pressure during 2014 as customers continue to refinance existing loans and general market conditions. Cornerstone will attempt to increase its outstanding loan balances during 2014 to offset the possible yield reduction.

As of December 31, 2013, the Bank’s investment portfolio resulted in a yield of 1.94% compared to 2.53% as of December 31, 2012. The Bank’s investment portfolio is used primarily for liquidity and pledging purposes with the State of Tennessee Collateral Pool, the Federal Reserve Bank discount window, correspondent bank lines and to secure repurchase agreements. As of December 31, 2013, the Bank’s securities portfolio was invested approximately 85% in United States Government agency or sponsored agency securities and approximately 15% in municipal general obligation securities.

During 2014, the Bank intends to increase its loan portfolio. Management anticipates that the liquidity needed for this increase will be derived from liquidation of foreclosed assets and cash flow associated with the Bank’s mortgage-backed security portfolio. Management believes this increase will offset the interest rate compression that exists in the general market.

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

TABLE 6

INTEREST INCOME AND EXPENSE ANALYSIS

	Year Ended December 31,
	2013 Compared to 2012
(In Thousands)	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	$608	$(1,227)	$35	$(584)
Investment securities	165	(579)	104	(310)
Other earning assets	(16)	8	2	(6)
Total interest income	757	(1,798)	141	(900)

Interest expense:
NOW accounts	(1)	(31)	-	(32)
Money market and savings accounts	122	(231)	68	(41)
Time deposits	(235)	(414)	(56)	(705)
Other borrowings	(292)	(139)	(33)	(464)
Securities sold under agreement to repurchase	2	(22)	-	(20)
Total interest expense	(404)	(837)	(21)	(1,262)
Change in net interest income (expense)				$362

(1) Loan amounts include interest income recognized on a cash basis on nonaccrual loans.

(2) Interest income includes the portion of loan fees recognized in the respective periods.

TABLE 7

INTEREST INCOME AND EXPENSE ANALYSIS

	Year Ended December 31,
	2012 Compared to 2011
(In Thousands)	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	$(302)	$(538)	$-	$(840)
Investment securities	(484)	135	41	(308)
Other earning assets	8	(3)	2	7
Total interest income	(778)	(406)	43	(1,141)

Interest expense:
NOW accounts	(2)	-	5	3
Money market and savings accounts	176	(94)	37	119
Time deposits	(515)	(638)	(144)	(1,297)
Other borrowings	(361)	(8)	(2)	(371)
Securities sold under agreement to repurchase	(7)	(23)	(1)	(31)
Total interest expense	(709)	(763)	(105)	(1,577)
Change in net interest income (expense)				$436

(1) Loan amounts include interest income recognized on a cash basis on nonaccrual loans.

(2) Interest income includes the portion of loan fees recognized in the respective periods.

      Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $300 thousand for the year ended December 31, 2013 compared to $430 thousand for the year ended December 31, 2012. Cornerstone’s policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses, are considered adequate by management and are periodically reviewed by regulators. However, there are factors beyond Cornerstone’s control, such as conditions in the local and national economy, which may negatively impact Cornerstone’s asset quality. The measurements are approximations which may require additional provisions to loan losses based upon changing circumstances or when additional information becomes available or known. Other matters relating to the changes in provision for loan losses are presented below:

The decrease in provision for loan losses during 2013 was a result of the stabilization in the Bank’s loan asset quality when compared to prior years. The Bank experienced a significant decline in asset quality from 2008 to 2010. However, the rate of deterioration in asset quality improved from 2011 to 2013. Management believes that its allowance methodology and the inputs used in the estimation process are appropriate and consistent with generally accepted accounting principles and interagency policy statements published by the Bank’s regulatory agencies.

To address the problem credits in the Bank’s loan portfolio, a Special Asset Committee was created in 2008. The Committee continues to meet at least monthly to review problem loans. The Committee coordinates various activities across multiple departments in the Bank, such as reviewing loan grades assigned by the Bank’s loan review department and overseeing the development and review of action plans that identify possible strategies to minimize the Bank’s losses. The early detection and proactive resolution process serves to assist customers in the current economic environment while potentially minimizing the Bank’s losses.

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

Table 8 presents the components of noninterest income for the years ended December 31, 2013, 2012 and 2011 (in thousands).

TABLE 8

	2013	2012	2011
Customer service fees	$821	$803	$869
Other noninterest income	63	64	72
Net gain from sale of securities	652	-	107
Net gain from sale of loans & other assets	404	152	135
Total noninterest income	$1,940	$1,019	$1,183

Significant matters relating to the changes to noninterest income are presented below:

The Bank was able to increase its total noninterest income during 2013 when compared to 2012. The primary components of this increase were the realized gain on security sales and the gain on sale of loans and other assets. The Bank elected to liquidate a portion of its municipal securities portfolio to take advantage of market conditions and offset losses associated with the disposal of foreclosed assets. The gain on sale of loans and other assets is primarily the result of Small Business Administration lending activities during 2013.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance, net foreclosed assets expense and other operating expenses.

Table 9 presents the components of noninterest expense for the years ended December 31, 2013, 2012 and 2011 (in thousands).

TABLE 9

	2013	2012	2011
Salaries and employee benefits	$6,555	$6,327	$6,177
Net occupancy and equipment expense	1,335	1,447	1,432
Depository insurance	645	804	1,053
Foreclosed assets, net	2,002	1,101	1,923
Other operating expenses	3,309	3,499	3,127
Total noninterest expense	$13,846	$13,178	$13,652

Significant matters relating to the changes to noninterest expense are presented below:

Salaries and employee benefits increased slightly during 2013 as a result of the Bank addressing employee cost of living adjustments and wage increases. The Bank had not provided additional cost of living adjustments in the past three years. The approximate cost of living adjustments recorded in 2013 totaled approximately $385 thousand.

The Bank experienced a decrease in regulatory insurance cost during 2013 as total assets decreased and as the rate charged by the FDIC was reduced. Management anticipates regulatory insurance to continue to decrease during 2014 as the Bank’s problem assets decrease. Problem assets contribute to the Bank’s rating which in turn sets the regulatory insurance cost.

During 2013, the Bank recorded approximately $2.0 million in foreclosed assets expense compared to approximately $1.1 million in 2012. The Bank’s foreclosed asset holding cost remained relatively constant year over year. In 2012, the Bank recorded $1.3 million in foreclosed asset holding cost compared to $1.4 million in 2013. The majority of the $2.0 million in foreclosed asset expense was comprised of appraisal write-downs, the losses incurred on the disposal of foreclosed assets and the decline in operating revenue collected by the Bank on income producing properties. Management anticipates elevated foreclosed asset expense until the Bank is able to reduce its foreclosed assets balances.

Income Tax Expense

The difference between Cornerstone’s expected income tax expense, computed by multiplying income before income taxes by statutory income tax rates, and actual income tax expense is primarily attributable to new market tax credits for federal and state purposes, tax exempt loans and tax exempt securities.

Financial Condition

Overview-Cornerstone’s consolidated balance sheet reflects significant changes over the last two years. During 2013, total assets decreased approximately $11 million or 2.53% from approximately $443 million as of December 31, 2012 to approximately $432 million as of December 31, 2013. Total loans increased approximately $12 million or 4.49% from approximately $277 million as of December 31, 2012 to approximately $289 million as of December 31, 2013. Finally, stockholders’ equity decreased approximately $1 million or 1.85% from approximately $41 million as of December 31, 2012 to approximately $40 million as of December 31, 2013.

Investments-The Bank’s investment portfolio totaled approximately $95 million or 21.88% of total assets as of December 31, 2013, compared to a total of approximately $78 million or 17.69% of total assets as of December 31, 2012. The increase was a result of investing cash that accumulated due to decreased loan demand in previous years and continued prepayment amounts associated with the Bank’s mortgage-backed security portfolio.

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

TABLE 10

Investment Portfolio
Years Ended December 31,
Securities available for sale:	2013	2012	2011
U.S. Government agency obligations	$3,481	$4,018	$4,190
Mortgage-backed securities	73,479	48,445	57,431
State & political subdivisions tax-exempt	15,249	23,634	24,436
Totals	92,209	76,097	86,057

Securities held to maturity:
Mortgage-backed securities	34	45	69
Totals	$34	$45	$69

Federal Home Loan Bank stock, at cost	2,323	2,323	2,323

Total Investments	$94,566	$78,465	$88,449

Management anticipates the Bank’s investment portfolio to slightly decrease during 2014 as the Bank receives mortgage-backed security prepayments.

A second objective of the security portfolio is to provide adequate collateral to satisfy pledging requirements with the State of Tennessee collateral pool, the Federal Home Loan Bank, repurchase agreements, correspondent banks and the Federal Reserve discount window. As of December 31, 2013, the Bank’s borrowing capacity with the Federal Reserve discount window was approximately $5 million. As of December, 31, 2013, the Bank had pledged securities with a market value of approximately $72 million. As of December 31, 2013, the Bank had unpledged securities with a market value of approximately $20 million.

For December 31, 2013, tables 11 and 12 present the book value of the Bank's investments, the weighted average yields on the Bank's investments and the periods to maturity of the Bank's investments for the “Securities Available for Sale” and the “Securities Held to Maturity,” respectively. Tables 13 and 14 present this information for December 31, 2012.

TABLE 11 (amounts in thousands)

Weighted Average Yields on the Available For Sale Investments
Periods of Maturity from December 31, 2013
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities available for sale:	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
U.S. Government agencies	$-	-	$-	-	$-	-	$3,433	1.02%
Mortgage-backed securities (2)	-	-	-	-	13	5.47%	73,443	1.16%
Tax-exempt municipal bonds	-	-	1,266	6.09%	4,237	4.46%	9,406	5.21%
Totals	$-	-	$1,266	6.09%	$4,250	4.46%	$86,282	1.60%

Total Securities Available for Sale	$91,798	1.79%

(1) The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.

(2) Mortgages are allocated by maturity and not amortized.

TABLE 12 (amounts in thousands)

Weighted Average Yields on the Held to Maturity Investments
Periods of Maturity from December 31, 2013
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities held to maturity	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
Mortgage-backed securities (2)	$-	-	$7	1.92%	$16	1.80%	$11	1.54%
Totals	$-	-	$7	1.92%	$16	1.80%	$11	1.54%

Total Securities Held to Maturity	$34	1.74%

Federal Home Loan Bank stock, at cost	$2,323	4.18%

Total Investments	$94,155	1.85%

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

Lending-All lending activities of the Bank are under the direct supervision and control of the Directors Loan Committee (DLC). The DLC is comprised of three members of management and five independent directors that serve only in a director capacity and are not employees of the Bank. Also present at meetings of the committee are the loan review officer and other lending officers, as required. This oversight committee enforces loan authorizations for each officer, makes lending decisions on loans exceeding such limits, reviews and oversees problem credits, and determines the allocation of funds for each lending category.

At December 31, 2013 and 2012, Cornerstone’s net loan portfolio constituted approximately 66.2% and 61.1% of Cornerstone’s total assets, respectively.

Table 15 presents the composition of the Cornerstone’s loan portfolio at the indicated dates.

TABLE 15

Loan Portfolio Composition
Years Ended December 31,
(In thousands)	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$38,999	13.47%	$40,140	14.49%	$37,458	13.99%	$51,160	17.94%	$60,560	17.99%
Real estate – construction	41,597	14.37%	38,557	13.92%	31,031	11.59%	29,848	10.46%	47,651	14.15%
Real estate – mortgage	76,315	26.37%	71,195	25.70%	70,543	26.34%	71,878	25.20%	70,976	21.08%
Real estate – commercial	129,799	44.84%	125,172	45.19%	126,057	47.08%	129,031	45.23%	153,310	45.53%
Consumer loans	2,730	0.95%	1,927	0.70%	2,676	1.00%	3,330	1.17%	4,195	1.25%
Total loans	$289,440	100.00%	$276,991	100.00%	$267,765	100.00%	$285,247	100.00%	$336,692	100.00%

Significant matters relating to the changes in the loan portfolio composition are presented below:

Management continues to seek commercial and industrial loan growth to change the composition of Bank’s loan portfolio away from high risk commercial real estate. However, the Bank has met significant resistance in the Chattanooga, TN market due to competition. The Bank has originated owner-occupied loans, with lower risk, by contracting with the Small Business Administration when possible. Furthermore, the Bank is exploring other lines of business to expand its commercial and industrial loan exposure.

Table 16 presents the scheduled maturities of the loans in Cornerstone’s loan portfolio as of December 31, 2013 based on their contractual terms to maturity. Overdrafts are reported as due in less than one year. Loans unpaid at maturity are renegotiated based on current market rates and terms.

TABLE 16

Loans Maturing Year-end Balance as of December 31, 2013
(In thousands)	Less than One Year	1 to 5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$23,874	$12,992	$2,133	$38,999
Real estate – construction	24,310	16,420	867	41,597
Real estate – mortgage	10,973	36,252	29,090	76,315
Real estate – commercial	13,573	84,277	31,949	129,799
Consumer	1,083	1,647	-	2,730
Total Loans	$73,813	$151,588	$64,039	$289,440

Types of Loans

Commercial, Financial and Agricultural Loans-The Bank’s commercial loan portfolio is comprised of commercial, industrial, and non-farm non-residential loans, hereinafter referred to as commercial loans (excluding commercial construction loans). These installment loans and lines of credit are extended to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital. The following is a list of terms imbedded in the Bank’s commercial loan portfolio:

■	The terms of the Bank's commercial loans generally range from ninety days to a fifteen year amortization with a five year balloon.

■	Commercial loans are generally tied to the prime index and adjust with changes in the prime rate. The Bank also extends fixed interest rate loans when appropriate to match the borrower’s needs.

■	Loans secured by marketable equipment are required to be amortized over a period not to exceed 60 months.

■	Generally, loans secured by current assets such as inventory or accounts receivable are structured as revolving lines of credit with annual maturities.

■	Loans secured by chattel, mortgages and accounts receivable may not exceed 85% of their market value.

■	Loans secured by listed stocks, municipal bonds and mutual funds may not exceed 70% of their market value.

■	Unsecured short-term loans and lines of credit must meet criteria set by the Bank’s Loan Committee. Current financial statements support all commercial loans, and such financial statements are updated annually.

■	Substantially all of the Bank's commercial loans are secured and are guaranteed by the principals of the borrower.

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

Real Estate: Commercial Loans-Commercial real estate mortgage loans include commercial loans secured by real estate for purposes other than construction or acquisition and development. All real estate loans are held in the Bank’s loan portfolio except for loans that have been participated to correspondent banks. The Bank will sell these participations if a loan exceeds the Bank’s legal lending limit or as is deemed appropriate by the Director’s Loan Committee. Commercial real estate mortgage loans are a combination of properties that are leased out or used for a primary place of a business the Bank has a relationship with. Most of the commercial real estate loans have fixed interest rates for terms of one to three years with balloon payment provisions and are amortized over a 10 to 15 year period, but whenever possible the Bank will seek a variable rate loan which would be tied to the New York prime rate and adjusted monthly. The Bank's experience indicates that real estate loans normally remain outstanding for much shorter periods than their stated maturity because the borrowers repay the loans in full either upon the sale of the secured property or upon the refinancing of the original loan. Commercial real estate loans are made for up to 85% of the value of the property securing the loan, based upon an appraisal if the loan amount is over $100,000. The Bank also requires title insurance to insure the priority of the property lien on its real estate loans over $50,000 and requires fire and casualty insurance on all of its loans.

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

Lending Commitments-Commitments under standby letters of credit and undisbursed loan commitments totaled approximately $34 million as of December 31, 2013 compared to approximately $40 million as of December 31, 2012. This number includes all lines of credit that have not been fully drawn and loan commitments in the same status.

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

The Bank has in the past purchased and sold commercial loan participations with correspondent banks and will continue the practice when management feels the action would be in the best interest of the Bank. The purchase of loan participations allows the Bank to expand its loan portfolio and increase profitability while still maintaining the high credit standards, which are applied to all extensions of credit made by the Bank. The sale of loan participations allows the Bank to make larger loans and retain a servicing fee for its labor, which it otherwise would be unable to make due to capital or other funding considerations.

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

The Bank's collection procedures provide that when a loan becomes between 15 days and 30 days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. Most loan delinquencies are cured within 60 days and no legal action is required. In certain circumstances, the Bank, for a fee, may modify the loan, grant a limited moratorium on loan payments or revise the payment schedule to enable the borrower to restructure his or her financial affairs. Generally, the Bank stops accruing interest and any accrued non collected interest will be reversed in accordance with US GAAP on delinquent loans when payment is in arrears for 90 days or when collection otherwise becomes doubtful. If the delinquency exceeds 120 days and is not cured through the Bank's normal collection procedures or through a restructuring, the Bank will institute measures to enforce its remedies resulting from the default, including commencing a foreclosure, repossession or collection action. In certain cases, the Bank will consider accepting a voluntary conveyance of collateral in lieu of foreclosure or repossession. Real property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed assets until it is sold and is carried at the lower of cost or fair value less estimated costs to dispose. Accounting standards define fair value as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent write-downs are provided by a charge to income through losses on other real estate in the period in which the need arises.

Allowance for Loan Losses-The allowance or reserve for possible loan losses is a means of absorbing future losses, which could be incurred from the current loan portfolio. The Bank maintains an allowance for possible loan losses, and management adjusts the general allowance quarterly by charges to income in response to changes to outstanding loan balances.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A loan or portion thereof is charged-off against the allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the allowance for loan losses as of December 31, 2013 is adequate to absorb possible losses from loans currently in the portfolio.

Table 17 presents the Bank’s internal watchlist for loans classified as doubtful as of December 31, 2013 and 2012. Table 18 presents the Bank’s internal watchlist for loans classified as substandard as of December 31, 2013 and 2012.

TABLE 17

Internal Watchlist Composition-Doubtful
	December 31, 2013		December 31, 2012
(In thousands)	Amount	Impairment	Amount	Impairment
Commercial and industrial	$-	$-	$-	$-
Construction and development	-	-	-	-
Single family real estate	-	-	-	-
Multi-family real estate	-	-	-	-
Owner occupied commercial real estate	-	-	-	-
Non-owner occupied commercial real estate	-	-	-	-
Consumer	-	-	-	-
Totals	$-	$-	$-	$-

TABLE 18

Internal Watchlist Composition-Substandard
	December 31, 2013		December 31, 2012
(In thousands)	Amount	Impairment	Amount	Impairment
Commercial and industrial	$2,137	$55	$3,328	$780
Construction and development	674	-	1,557	460
Single family real estate	5,210	11	4,710	576
Multi-family real estate	125	-	125	-
Owner occupied commercial real estate	4,646	86	4,105	681
Non-owner occupied commercial real estate	2,217	412	5,609	1,549
Consumer	-	-	5	-
Totals	$15,009	$564	$19,439	$4,046

The information listed in tables 17 and 18 reflect the amount of the Bank’s loans net of any partial charge-off amount that has been previously recorded.

During 2013, the Bank saw a decrease in the number and dollar volume of substandard loans. The Bank has been able to convert substandard loans to foreclosed assets or upgrade to performing loans. This change also led to a significant decline in impairment from December 31, 2012 to December 31, 2013.

Table 19 presents Cornerstone's allocation of the allowance for loan losses as of December 31, 2013, 2012, 2011, 2010, and 2009.

TABLE 19

Allowance for Loan Losses
Years Ended December 31,
	2013		2012		2011
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$352	10.99%	$809	14.49%	$482	13.99%
Real estate – construction	319	9.96%	1,241	13.92%	827	11.59%
Real estate – mortgage	938	29.29%	1,528	25.70%	2,518	26.34%
Real estate – commercial	1,549	48.36%	2,549	45.19%	3,557	47.08%
Consumer	45	1.40%	14	0.70%	16	1.00%
Totals	$3,203	100.00%	$6,141	100.00%	$7,400	100.00%

	2010		2009
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$925	17.94%	$1,607	17.99%
Real estate – construction	3,238	10.46%	595	14.15%
Real estate – mortgage	3,111	25.20%	1,861	21.08%
Real estate – commercial	1,793	45.23%	1,768	45.53%
Consumer	65	1.17%	74	1.25%
Totals	$9,132	100.00%	$5,905	100.00%

In 2013, Cornerstone calculated its allowance for loan and leases losses (“ALLL”) by including measurements such as environmental factors for growth, environmental factors for real estate values, historical metrics and specific loan products with increased levels of risk, such as asset based lending. Further, Cornerstone calculated its ALLL using a ten quarter look-back time frame. Management believes its allowance methodology is consistent with generally accepted accounting principles and interagency policy statements published by the Bank’s regulatory agencies.

Table 20 represents the scheduled maturities of floating and fixed interest rate loans in Cornerstone’s loan portfolio as of December 31, 2013, based on their contractual terms to maturity. Overdrafts are reported as loans due in less than one year.

TABLE 20

	Less than	1 to 5	Over
	1 Year	Years	5 Years	Total
Floating Interest Rate Loans:
Commercial, financial and agricultural	$2,645	$-	$-	$2,645
Real estate-construction	353	-	-	353
Real estate-commercial	3,831	1,404	-	5,235
Real estate-mortgage	1,134	1,029	196	2,359
Consumer	25	-	-	25
Total floating interest rate loans	$7,988	$2,433	$196	$10,617

Fixed Interest Rate Loans:
Commercial, financial and agricultural	$21,229	$12,992	$2,133	$36,354
Real estate-construction	23,957	16,420	867	41,244
Real estate-commercial	9,742	82,873	31,949	124,564
Real estate-mortgage	9,839	35,223	28,894	73,956
Consumer	1,058	1,647	-	2,705
Total fixed interest rate loans	65,825	149,155	63,843	278,823
Total loans	$73,813	$151,588	$64,039	$289,440

Table 21 presents Cornerstone's delinquent, nonaccrual loans and troubled debt restructuring loans as of December 31 for the five years indicated.

TABLE 21

Delinquent, Nonaccrual and Troubled Debt Restructured Loans
	2013	2012	2011	2010	2009
Ratio of non-performing assets to total loans	5.70%	9.51%	9.86%	9.27%	5.32%
Ratio of delinquent (30-days or more) but accruing loans to:
Total loans	0.78%	2.38%	3.05%	0.81%	1.80%
Total assets	0.52%	1.49%	1.93%	0.52%	1.20%

	Actual for Years Ended December 31,
(In thousands)	2013	2012	2011	2010	2009
Accruing loans that are contractually past due 90-days or more:
Commercial, financial and agricultural	$-	$-	$-	$-	$-
Real estate-construction	-	-	-	-	-
Real estate-commercial	-	-	-	-	-
Real estate-mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans	$-	$-	$-	$-	$-

Non-accruing loans 90-days or more:
Commercial, financial and agricultural	$1,631	$2,467	$42	$75	$1,498
Real estate-construction	47	53	1,622	-	2,770
Real estate-commercial	882	2,869	2,563	8,426	2,250
Real estate-mortgage	1,006	616	3,641	5,114	842
Consumer	-	-	14	18	-
Total loans	$3,566	$6,005	$7,882	$13,633	$7,360

Troubled debt restructurings not included above	3,328	5,316	2,671	948	409
Total loans	$289,440	$276,991	$267,765	$285,247	$336,692

The Bank experienced a decrease in its nonaccrual loans over the last three years. During 2012, the reduction was, primarily, the result of multiple large credits being moved to foreclosed assets. This trend continued in 2013. However, the Bank was able to upgrade a portion of the nonaccrual balances to accruing status as financial measures and payment performance improved. Management anticipates further reduction in nonaccrual balances as several more large credits are resolved either by foreclosure or upgrade in 2014.

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

The Bank has developed an internal loan watchlist that identifies classified loans and assists management in monitoring their potential risk to Bank earnings. The Bank also had loans graded substandard of approximately $15.0 million as of December 31, 2013 compared to approximately $19.4 million as of December 31, 2012. The Bank also had loans graded special mention of approximately $10.6 million as of December 31, 2013 compared to approximately $13.1 million as of December 31, 2012.

Table 22 presents Cornerstone’s loan loss experience for the periods indicated.

TABLE 22

Loan Loss Reserve Analysis
Years Ending December 31,
(in thousands)	2013	2012	2011	2010	2009
Average loans	$278,925	$268,828	$273,523	$311,407	$363,146

Allowance for possible loan losses,
Beginning of the period	$6,141	$7,400	$9,132	$5,905	$9,618

Charge-offs for the period:
Commercial, financial and agricultural	699	74	36	433	10,811
Real estate – construction	1,193	782	232	1,260	6,005
Real estate – mortgage	842	1,022	1,613	562	692
Real estate – commercial	1,879	958	1,238	2,309	1,248
Consumer	96	33	29	114	340

Total charge-offs	4,709	2,869	3,148	4,688	19,096

Recoveries for the period:
Commercial, financial and agricultural	99	144	94	282	358
Real estate – construction	1,058	145	532	19	4
Real estate – mortgage	241	36	65	54	64
Real estate – commercial	68	838	259	213	43
Consumer	5	17	21	56	15

Total recoveries	1,471	1,180	971	624	484

Net charge-offs for the period	3,238	1,689	2,177	4,064	18,612

Provision for loan losses	300	430	445	7,291	14,899

Allowance for possible loan losses, end of period	$3,203	$6,141	$7,400	$9,132	$5,905

Ratio of allowance for loan losses to total average loans outstanding	1.15%	2.28%	2.71%	2.93%	1.63%

Ratio of net charge-offs during the period to average loans outstanding during the period	1.16%	0.63%	0.80%	1.31%	5.13%

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

Table 23 presents the Bank’s core vs. non-core funding as of December 31, 2013 and 2012.

TABLE 23

Core and Non-Core Funding
(In thousands)	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Core funding:
Noninterest-bearing demand deposits	$75,206	19.3%	$60,054	15.0%
Interest-bearing demand deposits	24,564	6.3%	30,179	7.6%
Savings & money market accounts	86,330	22.2%	80,994	20.3%
Time deposits under $100,000	74,080	19.0%	85,917	21.5%
Total core funding	260,180	66.8%	257,144	64.4%

Non-core funding:
Time deposits greater than $100,000	81,234	20.9%	87,737	22.0%
Securities sold under agreements to repurchase	22,974	5.9%	19,587	4.9%
Federal Home Loan Bank advances	25,000	6.4%	35,000	8.7%
Total non-core funding	129,208	33.2%	142,324	35.6%

Total	$389,388	100.0%	$399,468	100.0%

The Bank’s total funding decreased from approximately $399 million as of December 31, 2012 to approximately $389 million as of December 31, 2013. The Bank continues to change its mix of deposits. Specifically, the Bank was able to increase noninterest-bearing accounts by approximately $15 million while reducing certificates of deposits by approximately $18 million. In addition, the Bank reduced its Federal Home Loan Bank outstandings by $10 million as a fixed rate advance matured. These changes in funding mix allowed the Bank to reduce its interest expense by approximately $1.3 million for 2013. Finally, the Bank is contractually obligated to pay off $5 million of FHLB advances in 2014.

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

Table 24 presents the composition of deposits for the Bank, excluding accrued interest payable, by type for the years ended December 31, 2013, 2012 and 2011 (in thousands).

TABLE 24

Deposit Composition
Years Ended December 31,
(In thousands)	2013	2012	2011
Demand deposits	$75,206	$60,054	$43,990
NOW deposits	24,564	30,179	22,353
Savings & money market deposits	86,330	80,994	46,857
Time deposits $100,000 and over	81,234	87,737	102,107
Time deposits under $100,000	74,080	85,917	98,734
Total Deposits	$341,415	$344,881	$314,041

Table 25 presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

TABLE 25

Average Amount and Average Rate Paid on Deposits
Years Ending December 31,
(In thousands)	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits	$51,614		$39,936		$39,042
NOW deposits	26,196	0.21%	26,483	0.33%	25,741	0.33%
Savings & money market deposits	88,912	0.47%	62,958	0.73%	38,899	0.88%
Time deposits	165,748	1.07%	187,733	1.32%	226,720	1.66%
Total Deposits	$332,470	0.68%	$317,110	0.95%	$330,402	1.44%

Table 26 presents a breakdown as of December 31, 2013, of the Bank’s scheduled maturity of time deposits (in thousands):

TABLE 26

Balances
Denominations less than $100,000
Three months or less	$9,724
Over three but less than six months	12,580
Over six but less than twelve months	23,259
Over twelve months	28,517
$74,080

Denomination greater than $100,000
Three months or less	$8,471
Over three but less than six months	9,210
Over six but less than twelve months	34,118
Over twelve months	29,435
$81,234
Totals	$155,314

Borrowings-The Bank joined the Federal Home Loan Bank of Cincinnati in October 2000. The Federal Home Loan Bank (the “FHLB”) allows the Bank to borrow funds on a contractual basis many times at rates lower than the costs of local certificates of deposit. In addition, the FHLB has the ability to provide structured advances that best reduce or leverage the interest rate risk of the Bank. During 2013, the Bank reduced its FHLB borrowings by $10 million. The reduction lowered the amount owed to the FHLB as of December 31, 2013, to $25 million. The FHLB offers multiple products to assist banks in their funding needs. The advances from the FHLB as of December 31, 2013, are structured as an obligation with a fixed rate with the majority of loans incorporating an optional conversion to a floating rate after a stated period of time. The loans have maturities ranging from January 2014 to January 2017. As of December 31, 2013, the interest rates on these loans ranged from 3.52% to 4.43%. The Bank has three Federal Funds lines of credit available with correspondent banks with a total availability of $15 million as of December 31, 2013. In addition, the Bank has the right to borrow from the FHLB and Federal Reserve Bank, if necessary, to supplement its supply of funds available for lending and to meet deposit withdrawal requirements. As of December 31, 2013, Cornerstone had one loan totaling approximately $1.7 million priced at 2 percent. The loan was established to insert capital infusions to the Bank to fund growth or retire treasury stock, if any, as needed. See Note 9 of our audited consolidated financial statements for additional information.

Cornerstone’s short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of federal funds purchased and securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) advances, and other borrowings.  Information concerning these short-term borrowings as of and for each of the years in the three-year period ended December 31, 2013, is as follows (dollars in thousands):

TABLE 27

	At December 31,
	2013	2012	2011
Amounts outstanding at year-end:
Federal funds purchased and securities sold under agreements to repurchase	$22,974	$19,587	$29,391
FHLB advances	5,000	10,000	5,000
Other borrowings	1,740	870	870

Weighted average interest rates at year-end:
Federal funds purchased and securities sold under agreements to repurchase	0.33%	0.37%	0.52%
FHLB advances	4.43%	4.05%	4.11%
Other borrowings	2.00%	6.50%	6.50%

Maximum amount of borrowings at any month-end:
Federal funds purchased and securities sold under agreements to repurchase	$32,974	$28,399	$29,391
FHLB advances	5,000	10,000	10,000
Other borrowings	1,740	870	1,620

Average balances for the year:
Federal funds purchased and securities sold under agreements to repurchase	$22,041	$21,312	$22,808
FHLB advances	5,000	8,462	7,500
Other borrowings	1,595	870	995

Weighted average interest rates for the year:
Federal funds purchased and securities sold under agreements to repurchase	0.34%	0.44%	0.55%
FHLB advances	4.47%	4.08%	4.12%
Other borrowings	2.41%	6.50%	6.29%

Capital

Capital Resources-Stockholder’s average equity for 2013 and 2012 totaled $40.8 and $37.1 million, respectively. As of December 31, 2013, Cornerstone’s actual stockholder equity totaled $40.1 million compared to $40.9 million as of December 31, 2012. As of December 31, 2013 and 2012, the number of shares of Series A Preferred Stock outstanding was 600,000. The number of common shares outstanding were 6,547,074 and 6,500,396 as of December 31, 2013 and December 31, 2012, respectively.

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

TABLE 28

Minimum Requirements for Risk-Based Capital Ratios
	Total Risk-Based Capital Ratio	Tier I Risk-Based Capital Ratio	Leverage Ratio
Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Under capitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized			2% or less

The Bank’s capital ratios as of December 31, 2013 were as follows:

Tier 1 leverage ratio	8.57%
Tier 1 risk-based capital ratio	11.78%
Total risk-based capital ratio	12.82%

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

The Bank’s liquidity target is measured by adding net cash, short-term and marketable securities not pledged and dividing this number by total deposits and short-term liabilities not secured by assets pledged. The Bank’s liquidity ratio at December 31, 2013 was 19.8% The Bank is not subject to any specific liquidity requirements imposed by regulatory orders. The Bank is subject, however, to general FDIC guidelines which are concerned with funding sources and dependence on noncore deposits and does not require a specific minimum level of liquidity. Management believes its liquidity ratios and funding sources meet or exceed these guidelines.

Cornerstone’s liquidity is dependent on dividends from its subsidiary and capital contributions from its stockholders. Currently, the holding company’s expenses are tied to debt service on one holding company loan totaling approximately $1.7 million and shareholder and related Securities and Exchange Commission required filings expense. The Bank is presently restricted from passing up any dividends to the holding company unless the Bank receives prior approval from the FDIC.

Management does not know of any other trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in liquidity increasing or decreasing in any material manner.

Table 29 presents the average loan to deposit ratios, a liquidity measure, for periods indicated:

TABLE 29

	December 31, 2013	December 31, 2012
Average loans to average deposits	83.91%	84.77%

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

Changes in fair value could materially impact our financial results. Refer to Note 12, “Fair Value Disclosures,” in the notes to Cornerstone’s consolidated financial statements for a discussion of the methodology in calculating fair value.

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

Cornerstone periodically evaluates uncertain tax positions and estimates the appropriate level of tax reserves related to each of these positions. Additionally, Cornerstone evaluates its deferred tax assets for possible valuation allowances based on the amounts expected to be realized. The evaluation of uncertain tax positions and deferred tax assets involves a high degree of judgment and subjectivity. Changes in the results of these evaluations could have a material impact on our financial results. Refer to Note 8, “Income Taxes,” in the notes to Cornerstone’s consolidated financial statements for more information.

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

At December 31, 2013, the Bank’s earnings at risk model demonstrated that the Bank was within its policy limits for a 200 or 300 basis point change in interest rates. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

Economic Value of Equity

The Bank’s economic value of equity model measures the extent that estimated economic values of the Bank’s assets and liabilities will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets and liabilities, which establishes a base case economic value of equity.

As of December 31, 2013, the Bank’s economic value of equity model demonstrated that the Bank was within its policy limits for a 200 or 300 basis point change in interest rates. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

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

As of December 31, 2013, the Bank’s regular liquidity measurements indicated that the liquidity position was within policy limits. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

Basic Surplus-The basic surplus ratio is used to determine the number of times non-obligated assets could be used to meet immediate liquidity needs.

As of December 31, 2013, the Bank’s basic surplus measurement indicated that the Bank was within policy limits. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

Dependency Ratio-The dependency ratio determines the reliance on short-term liabilities.

As of December 31, 2013, the Bank’s dependency ratio measurement indicated that the current position was within policy limits. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

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

The majority of the Bank’s variable loans are indexed to the Prime Rate as published in The Wall Street Journal. These variable rate loans contain a provision stating that an interest rate floor ranging from 4.0% to 7.5% exists. Almost all of the Bank’s variable rate loans have repriced to the interest rate floors. The Bank’s interest rate model estimates the most likely rate adjustment scenario.

Impact of Inflation and Changing Price- The financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of the financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. Management is primarily concerned with two inflationary factors. The first, and most common, factor is the general impact of inflation on the operations of Cornerstone and is reflected in increased operating costs. The second, and more material to the Bank’s profitability, factor is interest rate adjustments by the Federal Reserve and the general fixed income market in reaction to inflation. In other words, interest rate risk substantially impacts Cornerstone differently than most industrial companies, because virtually all of the assets and liabilities of Cornerstone are monetary in nature. As a result, interest rates may have a more significant impact on Cornerstone’s performance than the effects of general levels of inflation. Interest rate fluctuations do not necessarily move in the same direction or in the same magnitude as the price of goods and services and each issue must be dealt with independently.

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

Cornerstone’s management has assessed the effectiveness of internal controls over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

Based on this assessment management believes that, as of December 31, 2013, Cornerstone’s internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and

Board of Directors

Cornerstone Bancshares, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheet of Cornerstone Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Cornerstone Bancshares, Inc. and Subsidiary as of December 31, 2012, and for the years ended December 31, 2012 and 2011, were audited by other auditors who have ceased operations and whose report dated March 28, 2013, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and Subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.

/s/ MAULDIN & JENKINS, LLC

Chattanooga, Tennessee

March 31, 2014

The report below is a copy of the report issued by the Company's previous independent auditors, Hazlett, Lewis & Bieter, PLLC.

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

/s/ Hazlett, Lewis & Bieter, PLLC

Chattanooga, Tennessee

March 28, 2013

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012

ASSETS

Cash and due from banks	$2,149,467	$3,222,139
Interest-bearing deposits at other financial institutions	22,702,270	56,173,099

Total cash and cash equivalents	24,851,737	59,395,238

Securities available for sale	92,208,672	76,096,646
Securities held to maturity (fair value $35,027 in 2013 and $46,212 in 2012)	34,165	45,086
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $3,203,158 in 2013 and $6,141,281 in 2012	286,236,578	270,850,465
Bank premises and equipment, net	4,992,449	5,399,340
Accrued interest receivable	977,925	1,213,778
Foreclosed assets	12,925,748	20,332,313
Other assets	7,673,179	7,790,634

Total assets	$432,223,353	$443,446,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$75,206,540	$60,053,838
Interest-bearing demand deposits	24,563,987	30,178,624
Savings deposits and money market accounts	86,329,930	80,994,239
Time deposits	155,313,920	173,653,892

Total deposits	341,414,377	344,880,593

Accrued interest payable	82,320	120,558
Federal funds purchased and securities sold under agreements to repurchase	22,974,117	19,587,387
Federal Home Loan Bank advances and other borrowings	26,740,000	37,175,000
Other liabilities	878,811	794,026

Total liabilities	392,089,625	402,557,564

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized; 600,000 shares issued and outstanding in 2013 and 2012	14,892,927	14,821,546
Common stock - $1.00 par value; 20,000,000 shares authorized in 2013 and 2012; 6,709,199 shares issued in 2013 and 2012; 6,547,074 and 6,500,396 shares outstanding in 2013 and 2012	6,547,074	6,500,396
Additional paid-in capital	21,549,883	21,390,486
Accumulated deficit	(3,099,451)	(3,274,986)
Accumulated other comprehensive income	243,295	1,451,394

Total stockholders' equity	40,133,728	40,888,836

Total liabilities and stockholders' equity	$432,223,353	$443,446,400

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011

INTEREST INCOME
Loans, including fees	$16,705,237	$17,288,855	$18,128,907
Securities and interest-bearing deposits at other financial institutions	1,694,292	2,003,620	2,311,690
Federal funds sold	53,502	60,404	53,139

Total interest income	18,453,031	19,352,879	20,493,736

INTEREST EXPENSE
Time deposits	1,766,237	2,471,135	3,767,582
Other deposits	473,921	546,812	424,387
Federal funds purchased and securities sold under agreements to repurchase	73,903	94,402	125,538
Federal Home Loan Bank advances and other borrowings	1,208,490	1,672,478	2,044,361

Total interest expense	3,522,551	4,784,827	6,361,868

Net interest income before provision for loan losses	14,930,480	14,568,052	14,131,868

Provision for loan losses	300,000	430,000	445,000

Net interest income after provision for loan losses	14,630,480	14,138,052	13,686,868

NONINTEREST INCOME
Customer service fees	821,072	803,251	868,935
Other noninterest income	62,457	64,519	71,542
Gains from sale of securities	652,421	-	107,413
Net gains from sale of loans and other assets	403,569	151,710	134,997

Total noninterest income	1,939,519	1,019,480	1,182,887

NONINTEREST EXPENSES
Salaries and employee benefits	6,555,059	6,327,226	6,117,063
Net occupancy and equipment expense	1,335,126	1,447,204	1,431,863
Depository insurance	644,918	803,902	1,052,591
Foreclosed assets, net	2,001,755	1,100,670	1,922,988
Other operating expenses	3,309,532	3,498,867	3,126,998

Total noninterest expenses	13,846,390	13,177,869	13,651,503

Income before income tax expense	2,723,609	1,979,663	1,218,252

Income tax expense	1,042,800	577,600	188,200

Net income	1,680,809	1,402,063	1,030,052

Preferred stock dividend requirements	1,500,000	1,229,780	651,119
Accretion on preferred stock discount	71,381	63,924	36,718

Net income available to common stockholders	$109,428	$108,359	$342,215

EARNINGS PER COMMON SHARE
Basic	$0.02	$0.02	$0.05
Diluted	0.02	0.02	0.05

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011

Net income	$1,680,809	$1,402,063	$1,030,052

Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during the year, net of tax benefit (expense) of $492,528, $(203,643), and $(928,281) in 2013, 2012 and 2011, respectively	(803,598)	332,259	1,514,566

Reclassification adjustment for gains included in net income, net of tax expense of $247,920 and $40,817 in 2013 and 2011, respectively	(404,501)	-	(66,596)

Total other comprehensive (loss) income	(1,208,099)	332,259	1,447,970

Comprehensive income	$472,710	$1,734,322	$2,478,022

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2013, 2012, and 2011

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Equity

BALANCE, December 31, 2010	$2,727,424	$6,500,396	$21,237,298	$(4,317,130)	$(328,835)	$25,819,153

Stock compensation expense	-	-	79,140	-	-	79,140

Issuance of Series A Convertible Preferred Stock	7,135,402	-	-	-	-	7,135,402

Preferred stock dividends paid	-	-	-	(303,412)	-	(303,412)

Accretion on preferred stock	36,718	-	-	(36,718)	-	-

Net income	-	-	-	1,030,052	-	1,030,052

Unrealized holding gains on securities available for sale, net of reclassification adjustment and taxes	-	-	-	-	1,447,970	1,447,970

BALANCE, December 31, 2011	9,899,544	6,500,396	21,316,438	(3,627,208)	1,119,135	35,208,305

Stock compensation expense	-	-	74,048	-	-	74,048

Issuance of Series A Convertible Preferred Stock	4,858,078	-	-	-	-	4,858,078

Preferred stock dividends paid	-	-	-	(985,917)	-	(985,917)

Accretion on preferred stock	63,924	-	-	(63,924)	-	-

Net income	-	-	-	1,402,063	-	1,402,063

Unrealized holding gains on securities available for sale, net of reclassification adjustment and taxes	-	-	-	-	332,259	332,259

BALANCE, December 31, 2012	14,821,546	6,500,396	21,390,486	(3,274,986)	1,451,394	40,888,836

Stock compensation expense	-	-	129,056	-	-	129,056

Issuance of common stock, 46,678 shares	-	46,678	30,341	-	-	77,019

Preferred stock dividends paid	-	-	-	(1,433,893)	-	(1,433,893)

Accretion on preferred stock	71,381	-	-	(71,381)	-	-

Net income	-	-	-	1,680,809	-	1,680,809

Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	-	-	-	-	(1,208,099)	(1,208,099)

BALANCE, December 31, 2013	$14,892,927	$6,547,074	$21,549,883	$(3,099,451)	$243,295	$40,133,728

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,680,809	$1,402,063	$1,030,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	506,902	529,001	510,280
Provision for loan losses	300,000	430,000	445,000
Stock compensation expense	129,056	74,048	79,140
Gains from sale of securities	(652,421)	-	(107,413)
Net gains from sale of loans and other assets	(403,569)	(151,710)	(134,997)
Loss from sale and write-downs of foreclosed assets	1,687,965	899,534	1,593,794
Deferred income taxes	105,340	(383,150)	110,921
Changes in other operating assets and liabilities:
Accrued interest receivable	235,853	113,680	(978)
Accrued interest payable	(38,238)	9,855	(66,058)
Other assets and liabilities	869,860	1,720,001	(1,000,404)

Net cash provided by operating activities	4,421,557	4,643,322	2,459,337

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security sales, maturities, and paydowns:
Securities available for sale	34,902,675	43,951,252	43,761,765
Securities held to maturity	10,892	24,032	27,560
Purchase of securities available for sale	(52,397,426)	(33,522,131)	(19,160,612)
Loan originations and principal collections, net	(13,018,303)	(15,789,776)	7,416,394
Purchase of bank premises and equipment	(14,253)	(160,164)	(123,670)
Proceeds from sale of bank premises and equipment and foreclosed assets	3,422,717	2,328,625	2,697,683

Net cash (used in) provided by investing activities	(27,093,698)	(3,168,162)	34,619,120

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(3,466,216)	30,838,649	(21,405,146)
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	3,386,730	(9,803,423)	5,065,438
Repayment of Federal Home Loan Bank advances	(10,000,000)	(5,000,000)	(10,000,000)
Repayment of other borrowings	(435,000)	(870,000)	(1,670,000)
Payment of dividends	(1,433,893)	(985,917)	(303,412)
Issuance of common stock	77,019	-	-
Issuance of preferred stock	-	4,858,078	7,135,402

Net cash (used in) provided by financing activities	(11,871,360)	19,037,387	(21,177,718)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,543,501)	20,512,547	15,900,739

CASH AND CASH EQUIVALENTS, beginning of year	59,395,238	38,882,691	22,981,952

CASH AND CASH EQUIVALENTS, end of year	$24,851,737	$59,395,238	$38,882,691

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest	$3,560,789	$4,774,972	$6,427,926
Cash paid during the year for taxes	1,107,997	965,888	44,600

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$1,672,659	$8,530,357	$11,300,888
Financed sales of foreclosed assets	3,939,495	3,484,160	3,284,950

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 1.	Summary of Significant Accounting Policies

The accounting and reporting policies of Cornerstone Bancshares, Inc. and subsidiary (Cornerstone) conform with United States generally accepted accounting principles (U.S. GAAP) and practices within the banking industry. The Financial Accounting Standards Board (FASB) has adopted the FASB Accounting Standards Codification (ASC) as the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative U.S. GAAP for SEC registrants. The policies that materially affect financial position and results of operations are summarized as follows:

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

Principles of consolidation:

The consolidated financial statements include the accounts of Cornerstone, the Bank, and Eagle. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, other-than-temporary impairments of securities, valuation of foreclosed assets, and the fair value of financial instruments.

Significant group concentrations of credit risk:

Most of Cornerstone’s activities are with customers located in middle and eastern Tennessee. The types of securities that Cornerstone invests in are included in Note 4. The types of lending Cornerstone engages in are included in Note 5. Cornerstone does not have any significant concentrations to any one industry or customer.

Commercial real estate, including commercial construction loans, represented 54 percent of the loan portfolio at December 31, 2013 and 2012.

At December 31, 2013, the Company had a concentration in deposits of one customer totaling approximately $20,204,000. This balance accounted for approximately 6 percent of total deposits at December 31, 2013. At December 31, 2012, there were no concentrations of deposits.

Securities:

Debt securities are classified as held to maturity when the Bank has the intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 1.	Summary of Significant Accounting Policies (continued)

Securities: (continued)

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

Loans:

Cornerstone grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate loans secured by properties located in Chattanooga, Tennessee and surrounding areas. The ability of Cornerstone’s debtors to honor their contracts is dependent on the real estate and economic conditions in these areas.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and costs. When applicable, mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.

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

December 31, 2013, 2012, and 2011

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

Allowance for loan losses:

The allowance for loan losses is maintained at a level that management believes to be adequate to absorb probable losses in the loan portfolio. Loan losses are charged against the allowance when management believes that the full collectability of the loan is unlikely. As such, a loan may be partially charged-off after a "confirming event" has occurred, which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Subsequent recoveries are credited to the allowance.

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

The general component involves the use of a historic loss model to estimate losses inherent in the loan portfolio.  The model includes each of the five loan portfolio segments and utilizes the incurred losses over the last ten quarters to estimate inherent losses.  The historic loss percentages derived from this model are then applied to the outstanding non-impaired loan balance for each loan category.  The amounts for each loan category are then summed to determine the amount of loan loss allowance required.

The estimated general loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several environmental factors. The allocation for environmental factors is particularly subjective. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and is based upon quarterly trend assessments in delinquent and nonaccrual loans, unanticipated charge-offs, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures, and other influencing factors.  These environmental factors are considered for each of the loan segments and the general allowance allocation, as determined by the processes noted above for each component, is increased or decreased based on the incremental assessment of these various environmental factors.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 1.	Summary of Significant Accounting Policies (continued)

Allowance for loan losses: (continued)

The Bank’s allowance for loan losses includes a specific allocation for loans classified as impaired.  In assessing the adequacy of the allowance, Cornerstone considers the results of our ongoing independent loan review process.  Cornerstone undertakes this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in the overall evaluation of the risk characteristics of the entire loan portfolio.  Cornerstone’s loan review process includes the judgment of management, independent loan reviewers, and reviews that may have been conducted by third-party reviewers. Cornerstone incorporates relevant loan review results in the loan impairment determination. For each impaired loan, management determines the impaired amount and assigns a specific reserve.  In addition, regulatory agencies, as an integral part of their examination process, will periodically review Cornerstone’s allowance for loan losses and may require the company to record adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

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

Premises and equipment:

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed on the straight-line and declining balance methods over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in noninterest income.

Years

Buildings and improvements	10-40
Furniture, fixtures, and equipment	3-10

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 1.	Summary of Significant Accounting Policies (continued)

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

Securities sold under agreements to repurchase:

Cornerstone enters into sales of securities under agreements to repurchase identical securities the next day. Securities sold under agreements to repurchase amounted to $22,974,117 at December 31, 2013, mature on a daily basis, and are secured by securities available for sale with a fair value of approximately $25,521,000.

Income taxes:

Cornerstone accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740. The income tax accounting guidance results in two components of income tax expense – current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss. Cornerstone determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities. Cornerstone’s deferred taxes relate primarily to differences between the basis of the allowance for loan losses, foreclosed assets, and accumulated depreciation. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Cornerstone files consolidated income tax returns with its subsidiary. With few exceptions, Cornerstone is no longer subject to tax examinations by tax authorities for years before 2010.

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

December 31, 2013, 2012, and 2011

Note 1.	Summary of Significant Accounting Policies (continued)

Transfers of financial assets:

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over assets is deemed to be surrendered when (1) the assets have been isolated from Cornerstone, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Cornerstone does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, or the ability to unilaterally cause the holder to return specific assets.

Advertising costs:

Cornerstone expenses all advertising costs as incurred. Advertising expense was $89,859, $89,068, and $78,097 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Segment reporting:

ASC Topic 280, “Segment Reporting,” provides for the identification of reportable segments on the basis of distinct business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). ASC Topic 280 permits aggregation or combination of segments that have similar characteristics. In Cornerstone’s operations, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products, and services. Further, the results of Eagle for 2013, 2012, and 2011 were not significant for separate disclosure. Accordingly, Cornerstone’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

Earnings per common share:

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Cornerstone relate solely to outstanding stock options and are determined using the treasury stock method.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 1.	Summary of Significant Accounting Policies (continued)

Variable interest entities:

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE must be consolidated by Cornerstone if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. At December 31, 2013, Cornerstone has an investment in Appalachian Fund for Growth II Partnership that qualifies as an unconsolidated VIE.

Comprehensive income:

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale and unrealized losses related to factors other than credit losses on debt securities.

Off-balance sheet credit related financial instruments:

In the ordinary course of business, Cornerstone has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Reclassification:

Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2013 presentation, with no effect on total assets or net income.

Subsequent events:

Cornerstone has evaluated subsequent events for potential recognition and/or disclosures in the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Note 2.	Preferred Stock

During 2010, Cornerstone initiated a preferred stock offering, which ended on December 31, 2012. Specifics of the preferred stock offering were as follows:

•	Issuance of 600,000 shares of Series A Convertible Preferred Stock at a price of $25.00 per share.

•	The annual cash dividend on each share of Series A Preferred Stock is $2.50, which is equal to 10% of the original issue price of $25.00 per share, and is payable quarterly in arrears, if, as, and when declared on the 15th day of February, May, August, and November that immediately follows the end of the dividend period to which such dividends relate. Any dividend payable on shares of Series A Preferred Stock that is not declared by our board of directors or paid will accumulate.

•	Each share of Series A Preferred Stock will be convertible at the shareholder’s option at any time into five (5) shares of our common stock reflecting an initial conversion price of $5.00 per share of common stock. The shares of Series A Preferred Stock are also convertible at Cornerstone’s option, in whole or in part, into shares of Cornerstone’s common stock at the conversion rate, at any time on or after July 31, 2015, if the closing price of Cornerstone’s common stock equals or exceeds 150% of the conversion price on each of the thirty (30) consecutive trading days immediately preceding the date Cornerstone gives notice of its election to so convert.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 2.	Preferred Stock (continued)

At December 31, 2011, preferred stock, as presented in the consolidated statements in changes in stockholders’ equity, includes 56,440 shares or $1,399,665 in irrevocable stock subscriptions received in December 2011 which were subsequently paid during January 2012.

At December 31, 2013 and 2012, the preferred stock dividends accumulated for each period, which were not declared, totaled $750,000 and $683,893, respectively.

Note 3.	Restrictions on Cash and Due From Banks

The Bank is required to maintain balances on hand or with the Federal Reserve Bank based on a percentage of deposits. At December 31, 2013 and 2012, these reserve balances were approximately $724,000 and $594,000, respectively.

Note 4.	Securities

Securities have been classified in the balance sheet according to management’s intent as either securities held to maturity or securities available for sale. The amortized cost and approximate fair value of securities at December 31, 2013 and 2012, are as follows:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government agencies	$3,433,216	$48,119	$-	$3,481,335

State and municipal securities	14,908,761	425,021	(84,544)	15,249,238

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	7,047,076	85,203	-	7,132,279

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	66,408,975	205,025	(268,180)	66,345,820

	$91,798,028	$763,368	$(352,724)	$92,208,672

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	$34,165	$862	$-	$35,027

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 4.	Securities (continued)

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government agencies	$3,961,956	$56,195	$-	$4,018,151

State and municipal securities	21,531,727	2,101,590	-	23,633,317

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	9,092,205	132,038	(1,824)	9,222,419

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	39,151,568	86,099	(14,908)	39,222,759

	$73,737,456	$2,375,922	$(16,732)	$76,096,646

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	$45,086	$1,134	$(8)	$46,212

U.S. Government sponsored agencies include entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

At December 31, 2013 and 2012, securities with a carrying value of approximately $14,385,000 and $14,817,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

At December 31, 2013 and 2012, the carrying amount of securities pledged to secure repurchase agreements was approximately $25,521,000 and $25,130,000, respectively.

At December 31, 2013 and 2012, securities with a carrying value of approximately $20,140,000 and $27,897,000, respectively, were pledged to the Federal Home Loan Bank as collateral for the Bank’s borrowings.

At December 31, 2013 and 2012, the Bank had pledged securities with a carrying amount of approximately $11,978,000 and $3,428,000, respectively, to other financial institutions as collateral for federal funds purchased.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 4.	Securities (continued)

The amortized cost and fair value of securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$-	$-
Due from one year to five years	1,266,474	1,333,645	-	-
Due from five years to ten years	4,236,801	4,394,333	-	-
Due after ten years	12,838,702	13,002,595	-	-

	18,341,977	18,730,573	-	-

Mortgage-backed securities	73,456,051	73,478,099	34,165	35,027

	$91,798,028	$92,208,672	$34,165	$35,027

For the year ended December 31, 2013, there were available for sale securities sold with proceeds totaling $8,171,961 which resulted in gross gains realized of $652,421. For the year ended December 31, 2012, there were no securities sold. For the year ended December 31, 2011, there were available for sale securities sold with proceeds totaling $18,954,410 which resulted in gross gains realized of $107,413.

The following tables present gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, at December 31, 2013 and 2012:

	As of December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

State and municipal securities	$3,025,250	$(84,544)	$-	$-	$3,025,250	$(84,544)

Mortgage-backed securities:
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	27,782,942	(221,827)	8,761,049	(46,353)	36,543,991	(268,180)

	$30,808,192	$(306,371)	$8,761,049	$(46,353)	$39,569,241	$(352,724)

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 4.	Securities (continued)

	As of December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA and FNMA	$667,325	$(1,824)	$-	$-	$667,325	$(1,824)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	22,514,641	(14,908)	-	-	22,514,641	(14,908)

	$23,181,966	$(16,732)	$-	$-	$23,181,966	$(16,732)

Upon acquisition of a security, Cornerstone determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, Cornerstone uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, Cornerstone uses the debt and equity securities impairment model. Cornerstone conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. Cornerstone does not have any securities that have been classified as other-than-temporarily impaired at December 31, 2013.

At December 31, 2013, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

State and municipal securities: At December 31, 2013, seven investments in obligations of state and municipal securities had unrealized losses. Cornerstone believes this impairment is caused by the interest rate environment and does not relate to the underlying credit quality of the issuers. Because Cornerstone has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be until maturity, Cornerstone does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Mortgage-backed securities: At December 31, 2013, thirteen investments in residential mortgage-backed securities had unrealized losses. This impairment is believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because Cornerstone does not intend to sell the investments and it is not more likely than not that Cornerstone will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Cornerstone does not deem those investments to be other-than-temporarily impaired at December 31, 2013.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 5.	Loans and Allowance for Loan Losses

At December 31, 2013 and 2012, the Bank's loans consist of the following (in thousands):

	2013	2012
Commercial real estate-mortgage:
Owner-occupied	$65,747	$58,425
All other	64,052	66,747
Consumer real estate-mortgage	76,315	71,195
Construction and land development	41,597	38,557
Commercial and industrial	38,999	40,140
Consumer and other	2,730	1,927

Total loans	289,440	276,991
Less: Allowance for loan losses	(3,203)	(6,141)

Loans, net	$286,237	$270,850

The following describe risk characteristics relevant to each of the portfolio segments:

Real estate:

As discussed below, Cornerstone offers various types of real estate loan products. All loans within this portfolio segment are particularly sensitive to the valuation of real estate:

▪	Commercial real estate-mortgage loans include owner-occupied commercial real estate loans and other commercial real estate loans. Owner-occupied commercial real estate loans to operating businesses are long-term financing of land and buildings. Other commercial real estate loans are generally secured by income producing properties.

▪	Consumer real estate-mortgage loans include loans secured by 1-4 family and multifamily residential properties. These loans are repaid by various means such as a borrower’s income, sale of the property, or rental income derived from the property.

▪	Construction and land development loans include extensions of credit to real estate developers or investors where repayment is dependent on the sale of the real estate or income generated from the real estate collateral. These loans are repaid through cash flow related to the operations, sale, or refinance of the underlying property. This portfolio segment also includes owner-occupied construction loans for commercial businesses for the development of land or construction of a building. These loans are repaid by cash flow generated from the business operation. Real estate loans for income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers are repaid from rent income derived from the properties.

Commercial and industrial:

The commercial and industrial loans include those loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or expansion projects. Loans are repaid by business cash flows. Collection risk in this portfolio is driven by the creditworthiness of the underlying borrower, particularly cash flows from the customers’ business operations.

Consumer and other:

The consumer loan portfolio segment includes direct consumer installment loans, overdrafts and other revolving credit loans, and educational loans. Loans in this portfolio are sensitive to unemployment and other key consumer economic measures.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 5.	Loans and Allowance for Loan Losses (continued)

An analysis of the allowance for loan losses follows:

	2013	2012	2011

Balance, beginning of year	$6,141,281	$7,400,049	$9,132,171

Provision for loan losses	300,000	430,000	445,000
Charge-offs	(4,708,605)	(2,868,576)	(3,148,314)
Recoveries	1,470,482	1,179,808	971,192

Balance, end of year	$3,203,158	$6,141,281	$7,400,049

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

The composition of loans by loan classification for impaired and performing loans at December 31, 2013 and 2012, is summarized in the tables below (in thousands):

As of December 31, 2013:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Performing loans	$121,817	$72,868	$41,228	$37,007	$2,730	$275,650
Impaired loans	7,982	3,447	369	1,992	-	13,790

Total	$129,799	$76,315	$41,597	$38,999	$2,730	$289,440

As of December 31, 2012:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Performing loans	$115,959	$69,329	$37,607	$36,980	$1,927	$261,802
Impaired loans	9,213	1,866	950	3,160	-	15,189

Total	$125,172	$71,195	$38,557	$40,140	$1,927	$276,991

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 5.	Loans and Allowance for Loan Losses (continued)

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of December 31, 2013 and 2012 (in thousands):

As of December 31, 2013:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Allowance related to:
Performing loans	$1,051	$927	$319	$297	$45	$2,639
Impaired loans	498	11	-	55	-	564

Total	$1,549	$938	$319	$352	$45	$3,203

As of December 31, 2012:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Allowance related to:
Performing loans	$319	$952	$781	$29	$14	$2,095
Impaired loans	2,230	576	460	780	-	4,046

Total	$2,549	$1,528	$1,241	$809	$14	$6,141

The following tables detail the changes in the allowance for loan losses during December 31, 2013 and 2012, by loan classification (in thousands):

As of December 31, 2013:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Balance, beginning of year	$2,549	$1,528	$1,241	$809	$14	$6,141
Provision for loan losses	811	11	(787)	143	122	300
Charge-offs	(1,879)	(842)	(1,193)	(699)	(96)	(4,709)
Recoveries	68	241	1,058	99	5	1,471

Balance, end of year	$1,549	$938	$319	$352	$45	$3,203

As of December 31, 2012:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Balance, beginning of year	$3,557	$2,518	$827	$482	$16	$7,400
Provision for loan losses	(888)	(4)	1,051	257	14	430
Charge-offs	(958)	(1,022)	(782)	(74)	(33)	(2,869)
Recoveries	838	36	145	144	17	1,180

Balance, end of year	$2,549	$1,528	$1,241	$809	$14	$6,141

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 5.	Loans and Allowance for Loan Losses (continued)

Credit quality indicators:

Federal regulations require the Bank to review and classify its assets on a regular basis. To fulfill this requirement, the Bank systematically reviews its loan portfolio to ensure the Bank’s large loan relationships are being maintained within its loan policy guidelines, remain properly underwritten, and are properly classified by loan grade. This review process is performed by the Bank's management, internal and external loan review, internal auditors, and state and federal regulators.

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

If a loan is classified as a problem asset, it will be assigned one of the following loan grades: substandard, doubtful, and loss. “Substandard” assets must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When the Bank classifies an asset as substandard or doubtful, a specific allowance for loan losses may be established.

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of December 31, 2013 and 2012 (in thousands):

As of December 31, 2013:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Pass	$119,398	$67,444	$40,850	$33,394	$2,730	$263,816
Special mention	3,538	3,536	73	3,468	-	10,615
Substandard	6,863	5,335	674	2,137	-	15,009

	$129,799	$76,315	$41,597	$38,999	$2,730	$289,440

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 5.	Loans and Allowance for Loan Losses (continued)

Credit quality indicators: (continued)

As of December 31, 2012:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Pass	$111,313	$57,959	$36,802	$36,482	$1,904	$244,460
Special mention	4,145	8,401	198	330	18	13,092
Substandard	9,714	4,835	1,557	3,328	5	19,439

	$125,172	$71,195	$38,557	$40,140	$1,927	$276,991

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of December 31, 2013, 2012, and 2011 (in thousands):

				For the Year Ended
	At December 31, 2013			December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$5,786	$5,854	$-	$4,657	$340
Consumer real estate – mortgage	2,177	2,202	-	2,669	96
Construction and land development	369	383	-	358	23
Commercial and industrial	1,563	1,621	-	1,857	60
Consumer and other	-	-	-	-	-

Total	9,895	10,060	-	9,541	519

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	2,196	2,285	498	4,869	118
Consumer real estate – mortgage	1,270	1,281	11	1,353	90
Construction and land development	-	-	-	177	-
Commercial and industrial	429	430	55	597	53
Consumer and other	-	-	-	-	-

Total	3,895	3,996	564	6,996	261

Total impaired loans	$13,790	$14,056	$564	$16,537	$780

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 5.	Loans and Allowance for Loan Losses (continued)

				For the Year Ended
	At December 31, 2012			December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$3,406	$3,453	$-	$4,389	$180
Consumer real estate – mortgage	513	540	-	1,538	52
Construction and land development	244	251	-	358	19
Commercial and industrial	2,111	2,155	-	2,277	55
Consumer and other	-	-	-	-	-

Total	6,274	6,399	-	8,562	306

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	5,807	5,848	2,230	6,616	215
Consumer real estate – mortgage	1,353	1,353	576	2,606	61
Construction and land development	706	706	460	642	49
Commercial and industrial	1,049	1,049	780	700	132
Consumer and other	-	-	-	-	-

Total	8,915	8,956	4,046	10,564	457

Total impaired loans	$15,189	$15,355	$4,046	$19,126	$763

				For the Year Ended
	At December 31, 2011			December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$4,354	$4,354	$-	$5,378	$330
Consumer real estate – mortgage	322	322	-	3,589	21
Construction and land development	829	1,023	-	1,099	59
Commercial and industrial	2,691	2,691	-	1,207	165
Consumer and other	-	-	-	-	-

Total	8,196	8,390	-	11,273	575

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	9,639	9,694	2,605	5,912	645
Consumer real estate – mortgage	6,195	6,257	1,254	5,333	294
Construction and land development	879	879	653	294	62
Commercial and industrial	508	508	464	784	65
Consumer and other	-	-	-	-	-

Total	17,221	17,338	4,976	12,323	1,066

Total impaired loans	$25,417	$25,728	$4,976	$23,596	$1,641

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 5.	Loans and Allowance for Loan Losses (continued)

The following tables present an aged analysis of past due loans as of December 31, 2013 and 2012 (in thousands):

As of December 31, 2013:

	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$678	$-	$838	$1,516	$64,231	$65,747
All other	867	-	44	911	63,141	64,052
Consumer real estate-mortgage	419	-	1,006	1,425	74,890	76,315
Construction and land development	50	-	47	97	41,500	41,597
Commercial and industrial	201	-	1,631	1,832	37,167	38,999
Consumer and other	35	-	-	35	2,695	2,730

Total	$2,250	$-	$3,566	$5,816	$283,624	$289,440

As of December 31, 2012:

	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans

Commercial real estate-mortgage:
Owner-occupied	$2,738	$-	$956	$3,694	$54,731	$58,425
All other	636	-	1,913	2,549	64,198	66,747
Consumer real estate-mortgage	1,858	-	616	2,474	68,721	71,195
Construction and land development	100	-	53	153	38,404	38,557
Commercial and industrial	1,227	-	2,467	3,694	36,446	40,140
Consumer and other	35	-	-	35	1,892	1,927

Total	$6,594	$-	$6,005	$12,599	$264,392	$276,991

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur. At December 31, 2013 and 2012, the Bank has loans of approximately $5,753,000 and $9,403,000, respectively, that were modified in troubled debt restructurings. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral, or other similar strategies.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 5.	Loans and Allowance for Loan Losses (continued)

The following tables present a summary of loans that were modified as troubled debt restructurings during the years ended December 31, 2013, 2012, and 2011 (amounts in thousands):

During the year ended December 31, 2013:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment

Commercial real estate-mortgage	2	$2,073	$2,073
Consumer real estate-mortgage	2	239	239
Construction and land development	3	728	728
Commercial and industrial	3	2,389	2,389

During the year ended December 31, 2012:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment

Commercial real estate-mortgage	5	$5,971	$5,971
Consumer real estate-mortgage	1	65	65
Construction and land development	3	1,178	1,178
Commercial and industrial	5	2,432	2,432

During the year ended December 31, 2011:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment

Consumer real estate-mortgage	5	$3,573	$3,573
Construction and land development	2	778	778
Commercial and industrial	1	20	20

The Bank did not have any loans modified as troubled debt restructurings over the last twelve months that subsequently defaulted during the years ended December 31, 2013 and 2012. The following table presents those loans modified as a troubled debt restructuring over the last twelve months that subsequently defaulted during the year ended December 31, 2011 (amounts in thousands):

Consumer real estate-mortgage

Number of	Recorded
Contracts	Investment

2	$90

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. Annual activity of these related party loans were as follows:

	2013	2012

Beginning balance	$1,833,982	$1,514,908
New loans	50,384	436,051
Repayments	(504,196)	(116,977)
Ending balance	$1,380,170	$1,833,982

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 6.	Bank Premises and Equipment

A summary of bank premises and equipment at December 31, 2013 and 2012, is as follows:

	2013	2012

Land	$2,145,003	$2,145,003
Buildings and improvements	4,297,565	4,284,293
Furniture, fixtures and equipment	3,313,948	3,713,758

	9,756,516	10,143,054
Accumulated depreciation	(4,764,067)	(4,743,714)

	$4,992,449	$5,399,340

Depreciation expense for the years ended December 31, 2013, 2012 and 2011, amounted to $420,287, $461,905, and $475,938, respectively.

Certain bank facilities and equipment are leased under various operating leases. Total rent expense on these leases for the years ended December 31, 2013, 2012 and 2011, was $390,464, $390,571, and $392,114, respectively.

Future minimum rental commitments under non-cancelable leases are as follows:

2014	$348,444
2015	233,649
2016	128,600

Total	$710,693

Note 7.	Time and Related-Party Deposits

At December 31, 2013, the scheduled maturities of time deposits are as follows (in thousands):

2014	$97,362
2015	30,811
2016	7,355
2017	11,636
2018	8,150

Total	$155,314

Deposits from related parties held by the Bank at December 31, 2013 and 2012, amounted to approximately $779,000 and $788,000, respectively.

As of December 31, 2013 and 2012, certificates of deposit equal to or greater than $100,000 amounted to approximately $81,234,000 and $87,737,000, respectively.

Note 8.	Income Taxes

Cornerstone files consolidated income tax returns with its subsidiary. Under the terms of a tax-sharing agreement, the subsidiary’s allocated portion of the consolidated tax liability is computed as if they were reporting income and expenses to the Internal Revenue Service as a separate entity.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 8.	Income Taxes (continued)

Income tax expense in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, consists of the following:

	2013	2012	2011

Current tax expense	$937,460	$960,750	$77,279
Deferred tax expense (benefit) related to:
Allowance for loan losses	244,565	(255,287)	509,358
Other	(139,225)	(127,863)	(398,437)

Income tax expense	$1,042,800	$577,600	$188,200

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory federal income tax rates. These differences are reconciled as follows:

	2013	2012	2011

Expected tax at statutory rates	$926,027	$673,085	$414,206
Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax benefit	116,843	84,928	52,263
New market tax credits	-	(180,000)	(277,500)
Other	(70)	(413)	(769)

Income tax expense	$1,042,800	$577,600	$188,200

The components of the net deferred tax asset, included in other assets, are as follows:

	2013	2012
Deferred tax assets:
Deferred compensation	$87,383	$104,709
Deferred loan fees	43,838	107,143
Allowance for loan losses	1,226,489	1,471,054
Foreclosed assets	1,445,972	1,226,489

	2,803,682	2,909,395

Deferred tax liabilities:
Depreciation	76,884	83,150
Life insurance	205,443	204,386
Net unrealized gain on securities available for sale	167,349	907,797
Other	11,826	6,990

	461,502	1,202,323

Net deferred tax asset	$2,342,180	$1,707,072

ASC Topic 740, “Income Taxes,” clarifies the accounting for uncertainty in tax positions. ASC Topic 740 requires that Cornerstone recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Cornerstone recognized no interest and penalties assessed by taxing authorities on any underpayment of income tax for 2013, 2012, or 2011.

Note 9.	Federal Home Loan Bank Advances and Other Borrowings

The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide advances to the Bank in an amount up to $46,425,500. All of the Bank’s loans secured by first mortgages on 1-4 family residential, multi-family properties and commercial properties are pledged as collateral for these advances. Additionally, the Bank had pledged securities with a carrying amount of approximately $20,140,000 as of December 31, 2013. No securities were pledged to the FHLB at December 31, 2012.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 9.	Federal Home Loan Bank Advances and Other Borrowings (continued)

At December 31, 2013 and 2012, FHLB advances consist of the following:

	2013	2012

Long-term advance dated February 9, 2005, requiring monthly interest payments, fixed at 3.86%, convertible on February 2010, principal due in February 2015	$5,000,000	$5,000,000

Long-term advance dated January 22, 2008, requiring monthly interest payments, fixed at 3.59%, until maturity, principal due in January 2013	-	5,000,000

Long-term advance dated August 1, 2007, requiring monthly interest payments, fixed at 4.50%, with a put option exercisable in July 2008 and then quarterly thereafter, principal due in August 2013	-	5,000,000

Long-term advance dated August 13, 2007, requiring monthly interest payments, fixed at 4.43%, with a put option exercisable in February 2009 and then quarterly thereafter, principal due in August 2014	5,000,000	5,000,000

Long-term advance dated January 7, 2008, requiring monthly interest payments, fixed at 3.52%, with a put option exercisable in January 2011 and then quarterly thereafter, principal due in January 2015	5,000,000	5,000,000

Long-term advance dated January 20, 2006, requiring monthly interest payments, fixed at 4.18%, with a put option exercisable in January 2009 and then quarterly thereafter, principal due in January 2016	5,000,000	5,000,000

Long-term advance dated January 10, 2007, requiring monthly interest payments, fixed at 4.25%, with a put option exercisable in January 2008 and then quarterly thereafter, principal due in January 2017	5,000,000	5,000,000

	$25,000,000	$35,000,000

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

As of December 31, 2012, Cornerstone had a borrowing outstanding of $2,175,000 with the Federal Deposit Insurance Corporation (FDIC) after Silverton Bank (subsequently known as Silverton Bridge Bank, N.A.) was placed into receivership. In March 2013, Cornerstone refinanced the existing debt with a correspondent financial institution. The new loan is fully secured with cash collateral held by the correspondent financial institution. The loan bears interest at an annual rate of two percent with quarterly interest payments. Principal and all accrued interest not yet paid is due upon maturity in March 2014. As of December 31, 2013, amounts outstanding under this loan totaled $1,740,000.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 9.	Federal Home Loan Bank Advances and Other Borrowings (continued)

The primary source of liquidity for Cornerstone is the payment of dividends from the Bank. As of December 31, 2013, the Bank was under a dividend restriction that requires regulatory approval prior to the payment of a dividend from the Bank to Cornerstone.

At December 31, 2013, scheduled maturities of the Federal Home Loan Bank advances and other borrowings are as follows:

2014	$6,740,000
2015	10,000,000
2016	5,000,000
2017	5,000,000

Total	$26,740,000

Note 10.	Employee Benefit Plans

401(k) plan:

Cornerstone has a 401(k) employee benefit plan covering substantially all employees that have completed at least 30 days of service and met minimum age requirements. Cornerstone’s contribution to the plan is discretionary. Cornerstone elected not to make a contribution to the plan for 2013, 2012 and 2011.

Employee Stock Ownership Plan:

Cornerstone has a non-leveraged employee stock ownership plan (ESOP) to which Cornerstone makes 100% of the contributions for purchasing Cornerstone’s common stock and allocates the contributions among the participants based on regulatory guidelines. Cornerstone’s contribution is discretionary, as determined by the Compensation Committee. Employer contributions are available to all employees after 1,000 hours of service. There are certain age and years-of-service requirements before contributions can be made for the benefit of the employee. The ESOP plan also provides for a three year 100% vesting requirement; therefore, employees terminating employment before their third anniversary date will forfeit their accrued benefit under the ESOP. The forfeiture is re-allocated among the remaining ESOP participants. Contributions were made to the ESOP of $3,500 in 2012. No contributions were made in 2013 or 2011.

Note 11.	Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2013 and 2012, undisbursed loan commitments aggregated approximately $33,664,000 and $37,415,000, respectively. In addition, there were outstanding standby letters of credit totaling approximately $396,000 and $3,214,000, respectively.

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

December 31, 2013, 2012, and 2011

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

The Bank incurred insignificant losses on its commitments during 2013, 2012, and 2011.

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

Level 2 - Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3 - Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at December 31, 2013 and 2012.

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments:

Cash and cash equivalents:

The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets. Cash and cash equivalents are classified as Level 1 of the fair value hierarchy.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 12.	Fair Value Disclosures (continued)

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

Loans:

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Accounting by Creditors for Impairment of a Loan”. The fair value of impaired loans is estimated using several methods including collateral value, liquidation value, and discounted cash flows.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2013, substantially all of the total impaired loans were evaluated based on a discounted cash flow methodology comparing the contractual rate against the modified rate. The remaining impaired loans at December 31, 2013, and substantially all loans at December 31, 2012, were evaluated based on fair value of collateral. In accordance with ASC Topic 820, these impaired loans with a valuation allowance require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or is based on a discounted cash flow methodology and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 12.	Fair Value Disclosures (continued)

Securities sold under agreements to repurchase:

The carrying value of these liabilities approximates their estimated fair value. These liabilities are included in Level 3 of the fair value hierarchy.

Federal Home Loan Bank advances and other borrowings:

The fair value of these fixed rate advances is estimated based on discounted contractual cash flows using current incremental borrowing rates for similar type borrowing arrangements. These liabilities are included in Level 3 of the fair value hierarchy.

Accrued interest:

The carrying amounts of accrued interest approximate fair value. Accrued interest is included in Level 3 of the fair value hierarchy.

Commitments to extend credit, letters of credit, and lines of credit:

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Debt securities available for sale:

U.S. Government agencies	$3,481,335	$-	$3,481,335	$-
State and municipal securities	15,249,238	-	15,249,238	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	7,132,279	-	7,132,279	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	66,345,820	-	66,345,820	-

Total securities available for sale	$92,208,672	$-	$92,208,672	$-

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 12.	Fair Value Disclosures (continued)

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Debt securities available for sale:

U.S. Government agencies	$4,018,151	$-	$4,018,151	$-
State and municipal securities	23,633,317	-	23,633,317	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	9,222,419	-	9,222,419	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	39,222,759	-	39,222,759	-
Total securities available for sale	$76,096,646	$-	$76,096,646	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at December 31, 2013 and 2012, for which a nonrecurring change in fair value was recorded.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,331,680	$-	$890,640	$2,441,040
Foreclosed assets	12,925,748	-	12,925,748	-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,869,154	$-	$4,869,154	$-
Foreclosed assets	20,332,313	-	20,332,313	-

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at December 31, 2013 and 2012.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 12.	Fair Value Disclosures (continued)

The carrying amount and estimated fair value of the Cornerstone's financial instruments at December 31, 2013 and 2012, are as follows (in thousands):

	2013		2012
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$24,852	$24,852	$59,395	$59,395
Securities	92,243	92,244	76,142	76,143
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	286,237	287,411	270,850	271,128
Cash surrender value of life insurance	1,233	1,233	1,200	1,200
Accrued interest receivable	978	978	1,214	1,214
Liabilities:
Noninterest-bearing demand deposits	75,207	75,207	60,054	60,054
Interest-bearing demand deposits	24,564	24,564	30,179	30,179
Savings deposits and money market accounts	86,330	86,330	80,994	80,994
Time deposits	155,314	156,698	173,654	175,177
Federal funds purchased and securities sold under agreements to repurchase	22,974	22,974	19,587	19,587
Federal Home Loan Bank advances and other borrowings	26,740	27,449	37,175	38,521
Accrued interest payable	82	82	121	121
Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Note 13.	Contingencies

The Bank is involved in certain claims arising from normal business activities. Management believes that the impact of those claims are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or Cornerstone’s consolidated financial position, results of operations, or cash flows.

Note 14.	Stock Option Plans

Cornerstone has stock option plans which are more fully described below. For the years ended December 31, 2013, 2012 and 2011, Cornerstone recognized $129,056, $74,048 and $79,140, respectively, in compensation expense for all stock options.

For the years ended December 31, 2013, 2012, and 2011, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2013	2012	2011

Dividend yield	0.0%	0.0%	0.0%
Expected life	7.0 years	7.0 years	7.0 years
Expected volatility	47.60%	44.62%	43.11%
Risk-free interest rate	1.23%	1.44%	2.81%

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 14.	Stock Option Plans (continued)

The expected volatility is based upon historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on Cornerstone’s history and expectation of dividend payouts.

Board of Directors plan:

Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of common stock. Only non-qualified stock options may be granted under the Plan. In addition, members of the Board of Directors can be issued options under the Cornerstone 2002 Long-Term Incentive Plan to purchase up to 1,200,000 shares of Cornerstone stock. The options available for issuance to Board members under the 2002 Long-Term Incentive Plan are shared with officers and employees of Cornerstone. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years, at which point they expire. Vesting for options granted during 2012 are 50% on each of the first and second anniversary of the grant date with full vesting occurring at the second anniversary date. At December 31, 2013, the total remaining compensation cost to be recognized on non-vested options is approximately $88,000. An analysis of this stock option plan is presented in the following table:

	Years Ended December 31,
	2013			2012		2011
		Average	Aggregate		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value(1)	Shares	Price	Shares	Price
Outstanding at beginning of year	145,250	$3.30		55,250	$5.98	100,250	$9.42
Granted	45,000	$2.37		90,000	$1.65	-	-
Exercised	-	-		-	-	-	-
Forfeited	-	-		-	-	45,000	$13.65
Outstanding at end of year	190,250	$3.07	$64,800	145,250	$3.30	55,250	$5.98
Options exercisable at year-end	100,250	$4.03	$32,400	55,250	$5.98	55,250	$5.98
Weighted-average fair value of options granted during the year	$1.17			$0.78		$-

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on changes in the market value of Cornerstone's stock.

Information pertaining to options outstanding at December 31, 2013, is as follows:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$5.44	16,000	0.2 Years	$5.44	16,000	$5.44
9.23	8,000	1.2 Years	9.23	8,000	9.23
7.99	12,800	4.2 Years	7.99	12,800	7.99
3.60	18,450	5.2 Years	3.60	18,450	3.60
1.65	90,000	8.2 Years	1.65	45,000	1.65
2.37	45,000	9.2 Years	2.37	-	-

Outstanding at end of year	190,250	6.9 Years	$3.07	100,250	$4.03

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 14.	Stock Option Plans (continued)

Board of Directors plan: (continued)

Information pertaining to non-vested options for the year ended December 31, 2013, is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested options, December 31, 2012	90,000	$0.78
Granted	45,000	1.17
Vested	(45,000)	0.78
Forfeited	-	-

Non-vested options, December 31, 2013	90,000	$0.98

The total fair value of shares that vested during 2013 and 2011 was approximately $102,600 and $11,900, respectively. No shares vested during 2012.

Officer and Employee plans:

Cornerstone has two stock option plans, the 1996 Cornerstone Statutory and Non-statutory Option Plan and the Cornerstone 2002 Long-Term Incentive Plan, under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 220,000 and 1,200,000 shares, respectively, of Cornerstone’s common stock. The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant. The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary of the grant date. These options expire ten years from the grant date. At December 31, 2013, the total remaining compensation cost to be recognized on non-vested options is approximately $496,000. An analysis of the activity for each of the years ended December 31, 2013, 2012 and 2011, for this stock option plan follows:

	Years Ended December 31,
	2013			2012		2011
		Average	Aggregate		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value(1)	Shares	Price	Shares	Price

Outstanding at beginning of year	670,300	$3.86		572,600	$4.63	520,900	$5.79

Granted	203,000	$2.37		202,000	$1.65	221,000	$1.67

Exercised	-	-		-	-	-	-

Forfeited	(62,475)	$3.40		(104,300)	$3.89	(169,300)	$4.31

Outstanding at end of year	810,825	$3.51	$257,570	670,300	$3.86	572,600	$4.63

Options exercisable at year-end	307,025	$6.10	$39,039	274,680	$6.82	295,415	$6.67

Weighted-average fair value of options granted during the year	$1.17			$0.78		$0.95

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on changes in the market value of Cornerstone's stock.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 14.	Stock Option Plans (continued)

Officer and Employee plans: (continued)

Information pertaining to options outstanding at December 31, 2013, is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$5.44	65,640	0.2 Years	$5.44	65,640	$5.44
9.23	39,910	1.2 Years	9.23	39,910	9.23
13.25	16,800	2.2 Years	13.25	16,800	13.25
15.25	11,825	3.2 Years	15.25	11,825	15.25
15.20	2,750	3.3 Years	15.20	2,750	15.20
7.99	45,100	4.2 Years	7.99	45,100	7.99
3.60	69,800	5.2 Years	3.60	69,800	3.60
1.70	171,000	7.2 Years	1.70	51,300	1.70
1.55	3,000	7.3 Years	1.55	900	1.55
1.10	5,000	7.6 Years	1.10	1,500	1.10
1.02	5,000	7.8 Years	1.02	1,500	1.02
1.65	177,000	8.2 Years	1.65	-	-
2.37	193,000	9.2 Years	2.37	-	-
2.50	5,000	9.6 Years	2.50	-	-

Outstanding at end of year	810,825	6.5 Years	$3.51	307,025	$6.10

Information pertaining to non-vested options for the year ended December 31, 2013, is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested options, December 31, 2012	395,620	$0.88
Granted	203,000	1.17
Vested	(83,120)	1.01
Forfeited	(11,700)	0.97

Non-vested options, December 31, 2013	503,800	$0.98

The total fair value of shares that vested during 2013, 2012 and 2011, was approximately $190,000, $73,000, and $56,000, respectively.

Note 15.	Liquidity and Capital Resources

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

December 31, 2013, 2012, and 2011

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

Quantitative measures established by regulation to ensure capital adequacy require Cornerstone and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that Cornerstone and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total-risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's prompt corrective action category. Cornerstone’s and the Bank's capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital to risk-weighted assets:
Consolidated	$34,820	11.3%	$24,634	8.0%	N/A	N/A
Cornerstone Community Bank	39,342	12.8%	24,552	8.0%	$30,691	10.0%

Tier I capital to risk-weighted assets:
Consolidated	31,617	10.3%	12,317	4.0%	N/A	N/A
Cornerstone Community Bank	36,139	11.8%	12,276	4.0%	18,414	6.0%

Tier I capital to average assets:
Consolidated	31,617	7.5%	16,885	4.0%	N/A	N/A
Cornerstone Community Bank	36,139	8.6%	16,870	4.0%	21,087	5.0%

As of December 31, 2012:
Total capital to risk-weighted assets:
Consolidated	$35,795	11.8%	$24,179	8.0%	N/A	N/A
Cornerstone Community Bank	38,930	12.9%	24,123	8.0%	$30,154	10.0%

Tier I capital to risk-weighted assets:
Consolidated	31,988	10.6%	12,090	4.0%	N/A	N/A
Cornerstone Community Bank	35,132	11.7%	12,061	4.0%	18,092	6.0%

Tier I capital to average assets:
Consolidated	31,988	7.6%	16,807	4.0%	N/A	N/A
Cornerstone Community Bank	35,132	8.4%	16,787	4.0%	20,984	5.0%

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 17.	Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Potential common shares that may be issued by Cornerstone relate to outstanding stock options, determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	2013	2012	2011
Net income	$1,680,809	$1,402,063	$1,030,052
Less: Preferred stock dividend requirements	1,500,000	1,229,780	651,119
Less: Preferred stock accretion	71,381	63,924	36,718

Net income applicable to common stock	$109,428	$108,359	$342,215

Average number of common shares outstanding	6,547,074	6,500,396	6,500,396

Effect of dilutive stock options	115,213	50,136	-

Average number of common shares outstanding used to calculate diluted earnings per common share	6,662,287	6,550,532	6,500,396

The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share. There were 358,550, 358,550, and 672,850, antidilutive stock options for 2013, 2012 and 2011, respectively.

Note 18.	Recent Accounting Pronouncements

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

Note 19.	Equity Investment

During 2006, Cornerstone invested $3,000,000 for a 25% share of the Appalachian Fund for Growth II Partnership (AFG), which is managed by the Southeast Local Development Corporation (General Partner). AFG is targeting high job creation and retention businesses and businesses providing important community services. The funds are being deployed to help: 1) attract new businesses to under-served service areas by offering creative financing; 2) supply creative financing for businesses to rehabilitate existing distressed properties to facilitate community development; and 3) leverage other private investment into its targeted communities. In return for its investment in AFG, Cornerstone and other investors will receive new market tax credits. For 2012 and 2011, Cornerstone received approximately $180,000 and $277,500, respectively, in new market tax credits. No new market tax credit was received in 2013.

AFG meets the criteria of a VIE outlined in ASC Topic 810, “Consolidation”. AFG has not been consolidated by Cornerstone, as Cornerstone is not the primary beneficiary.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 20.	Condensed Parent Information

BALANCE SHEETS
	December 31,	December 31,
	2013	2012

ASSETS
Cash	$3,376,410	$5,341,137
Investment in subsidiary	38,096,440	37,417,245
Other assets	435,972	416,104

Total assets	$41,908,822	$43,174,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$35,094	$110,650
Other borrowings	1,740,000	2,175,000

Total liabilities	1,775,094	2,285,650

Stockholders’ equity	40,133,728	40,888,836

Total liabilities and stockholders’ equity	$41,908,822	$43,174,486

STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011

INCOME
Dividends	$-	$-	$-
Interest income	956	-	-

	956	-	-

EXPENSES
Interest expense	49,836	170,872	219,250
Other operating expenses	286,105	436,283	359,409

Loss before equity in undistributed earnings	(334,985)	(607,155)	(578,659)

Equity in undistributed earnings of subsidiary	1,887,294	1,775,918	1,386,711

Income tax benefit	128,500	233,300	222,000

Net income	1,680,809	1,402,063	1,030,052

Preferred stock dividend requirements	1,500,000	1,229,780	651,119
Accretion on preferred stock discount	71,381	63,924	36,718

Net income available to common shareholders	$109,428	$108,359	$342,215

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 20.	Condensed Parent Information (continued)

STATEMENTS OF CASH FLOWS
	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,680,809	$1,402,063	$1,030,052
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock compensation expense	129,056	74,048	79,140
Equity in undistributed income of subsidiary	(1,887,294)	(1,775,918)	(1,386,711)
Other	(95,424)	1,719,222	(1,726,685)

Net cash (used in) provided by operating activities	(172,853)	1,419,415	(2,004,204)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contribution to subsidiary	-	-	(4,500,000)

Net cash used in investing activities	-	-	(4,500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under other borrowings	(435,000)	(870,000)	(1,670,000)
Issuance of preferred stock	-	4,858,078	7,135,402
Issuance of common stock	77,019	-	-
Payment of preferred dividends	(1,433,893)	(985,917)	(303,412)

Net cash (used in) provided by financing activities	(1,791,874)	3,002,161	5,161,990

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,964,727)	4,421,576	(1,342,214)

CASH AND CASH EQUIVALENTS, beginning of year	5,341,137	919,561	2,261,775

CASH AND CASH EQUIVALENTS, end of year	$3,376,410	$5,341,137	$919,561

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$85,236	$174,473	$249,555
Income taxes	-	-	-

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

Note 21. Quarterly Data (unaudited)

	Years Ended December 31,
	2013				2012
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$4,513,506	$4,760,392	$4,576,019	$4,603,114	$5,174,178	$4,735,311	$4,817,353	$4,626,037
Interest expense	772,240	869,041	919,565	961,705	1,081,424	1,172,398	1,217,231	1,313,774

Net interest income, before provision for loan losses	3,741,266	3,891,351	3,656,454	3,641,409	4,092,754	3,562,913	3,600,122	3,312,263

Provision for loan losses	-	-	-	300,000	330,000	100,000	-	-

Net interest income, after provision for loan losses	3,741,266	3,891,351	3,656,454	3,341,409	3,762,754	3,462,913	3,600,122	3,312,263

Noninterest income	616,747	269,968	697,305	355,499	241,420	258,652	252,022	267,386
Noninterest expenses	3,704,211	3,464,571	3,701,728	2,975,880	3,477,359	3,203,019	3,423,359	3,074,132

Income before income taxes	653,802	696,748	652,031	721,028	526,815	518,546	428,785	505,517
Income tax expense	249,700	268,200	256,000	268,900	156,100	154,300	118,200	149,000

Net income	404,102	428,548	396,031	452,128	370,715	364,246	310,585	356,517

Preferred stock dividend requirement	375,000	375,000	375,000	375,000	375,000	308,893	280,031	265,856
Accretion on preferred stock dividends	17,846	17,845	17,845	17,845	17,845	16,370	15,241	14,468

Net income available to
common shareholders	$11,256	$35,703	$3,186	$59,283	$(22,130)	$38,983	$15,313	$76,193

Earnings per common share:
Basic	$-	$0.01	$-	$0.01	$-	$0.01	$-	$0.01
Diluted	$-	$0.01	$-	$0.01	$-	$0.01	$-	$0.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Cornerstone maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to Cornerstone’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Cornerstone carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, Cornerstone’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of Cornerstone’s management on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and executive officers of Cornerstone is set forth under the caption “Proposals—Election of Directors” in Cornerstone’s 2014 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to Cornerstone’s audit committee and audit committee financial experts is set forth under the caption “Corporate Governance and the Board of Directors—Audit Committee” in Cornerstone’s 2014 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to compliance with the reporting requirements of Section 16(a) of the Exchange Act by Cornerstone’s executive officers and directors, persons who beneficially own more than ten percent of Cornerstone’s common stock and their affiliates who are required to comply with such reporting requirements is set forth under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in Cornerstone’s 2014 Proxy Statement. Such information is incorporated into this report by reference.

Cornerstone has adopted a code of business conduct and ethics that applies to its directors, officers and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the captions “Executive Compensation” and “Director Compensation” in Cornerstone’s 2014 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to beneficial ownership of Cornerstone’s common stock by certain persons is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in Cornerstone’s 2014 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to Cornerstone’s equity compensation plans is set forth under the caption “The Company’s Long-Term Equity and Qualified Retirements Plans—Equity Compensation Plan Information as of December 31, 2013” in Cornerstone’s 2014 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to certain transactions between Cornerstone and its affiliates and certain other persons and to Cornerstone’s policies and procedures for approval of such transactions is set forth under the captions “Certain Relationships and Related Transactions” and “Corporate Governance and the Board of Directors—Policies and Procedures for Approval of Related Person Transactions” in Cornerstone’s 2014 Proxy Statement. Such information is incorporated into this report by reference.

Information relating to director independence is set forth under the caption “Corporate Governance and the Board of Directors—Board Composition and Director Independence” in Cornerstone’s 2014 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is set forth under the caption “Audit Committee—Audit and Non-Audit Fees” in Cornerstone’s 2014 Proxy Statement. Such information is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)	Financial Statements

The following report and consolidated financial statements of Cornerstone and Subsidiary are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit No.	Description
3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc. as amended.
3.2	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (1)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2.
10.1*	Cornerstone Bancshares, Inc. Statutory - Nonstatutory Stock Option Plan. (2)
10.2*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan. (3)
10.3*	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Compensation Plan. (4)
10.4*	Cornerstone Community Bank Employee Stock Ownership Plan. (5)
14	Code of Ethics. (6)
21	Subsidiaries of the registrant.
23	Consent of Mauldin and Jenkins, LLC.
31.1	Certification of principal executive officer.
31.2	Certification of principal financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.
(1)	Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004.
(2)	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(3)	Incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(4)	Incorporated by reference to Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(5)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005.
(6)	Incorporated by reference to Exhibit 14 of the registrant’s Form 10-KSB filed on March 24, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC.

Date: March 31, 2014	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2014.

Signature	Title

/s/ W. Miller Welborn	Chairman of the Board of Directors
W. Miller Welborn

/s/ Nathaniel F. Hughes	President
Nathaniel F. Hughes	(principal executive officer) and Director

/s/ B. Kenneth Driver	Director
B. Kenneth Driver

/s/ Karl Fillauer	Director
Karl Fillauer

/s/ David Fussell	Director
David Fussell

/s/ Frank S. McDonald	Director
Frank S. McDonald

/s/ Doyce G. Payne	Director
Doyce G. Payne

/s/ Billy O. Wiggins	Director
Billy O. Wiggins

/s/ Marsha Yessick	Director
Marsha Yessick

/s/ Gary W. Petty, Jr.	Executive Vice President and Chief Financial Officer
Gary W. Petty, Jr.	(principal financial officer and accounting officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc., as amended.
3.2	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (1)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2.
10.1*	Cornerstone Bancshares, Inc. Statutory - Nonstatutory Stock Option Plan. (2)
10.2*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan. (3)
10.3*	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Compensation Plan. (4)
10.4*	Cornerstone Community Bank Employee Stock Ownership Plan. (5)
14	Code of Ethics. (6)
21	Subsidiaries of the registrant.
23	Consent of Mauldin and Jenkins, LLC.
31.1	Certification of principal executive officer.
31.2	Certification of principal financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.
(1)	Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004.
(2)	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(3)	Incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(4)	Incorporated by reference to Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(5)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005.
(6)	Incorporated by reference to Exhibit 14 of the registrant’s Form 10-KSB filed on March 24, 2004.

