Form 10-Q
period 2014-03-31
CORNERSTONE BANCSHARES INC
filed 2014-05-13
CIK 1038773

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

As of May 1, 2014 there were 6,627,398 shares of common stock, $1.00 par value per share, issued and outstanding.

TABLE OF CONTENTS

PART I –FINANCIAL INFORMATION

PART II – OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as the following:  (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) economic conditions in the local markets where we operate, (vi) the impact of obtaining regulatory approval prior to the payment of dividends, (vii) the impact of our Series A Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (viii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (ix) the impact of recently enacted legislation on our business, (x) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (xi) adverse impact on operations and financial condition due to changes in interest rates, (xii) our ability to obtain additional capital and, if obtained, the possible significant dilution to current shareholders, (xiii) the impact of federal and state regulations on our operations and financial performance, (xiv) whether a significant deferred tax asset we have can be fully realized, (xv) our ability to retain the services of key personnel, (xvi) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xvii) our ability to adapt to technological changes. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
ASSETS	2014	2013

Cash and due from banks	$2,357,281	$2,149,467
Interest-bearing deposits at other financial institutions	19,559,471	22,702,270
Total cash and cash equivalents	21,916,752	24,851,737

Securities available for sale	88,801,352	92,208,672
Securities held to maturity (fair value $33,517 and $35,027
at March 31, 2014 and December 31, 2013, respectively)	32,618	34,165
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $3,011,384 and $3,203,158
at March 31, 2014 and December 31, 2013, respectively	289,940,632	286,236,578
Bank premises and equipment, net	4,929,162	4,992,449
Accrued interest receivable	1,270,625	977,925
Foreclosed assets	12,559,374	12,925,748
Other assets	7,270,241	7,673,179
Total assets	$429,043,656	$432,223,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$68,707,888	$75,206,540
Interest-bearing demand deposits	30,169,513	24,563,987
Savings deposits and money market accounts	79,194,510	86,329,930
Time deposits	163,652,741	155,313,920
Total deposits	341,724,652	341,414,377

Accrued interest payable	86,736	82,320
Federal funds purchased and securities sold under
agreements to repurchase	18,923,068	22,974,117
Federal Home Loan Bank advances and other borrowings	26,740,000	26,740,000
Other liabilities	873,683	878,811
Total liabilities	388,348,139	392,089,625

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized;
600,000 shares issued and outstanding
in 2014 and 2013	14,910,773	14,892,927
Common stock - $1.00 par value; 20,000,000 shares authorized;
6,709,199 shares issued in 2014 and 2013;
6,627,398 and 6,547,074 shares outstanding in 2014 and 2013, respectively	6,627,398	6,547,074
Additional paid-in capital	21,700,560	21,549,883
Accumulated deficit	(3,080,146)	(3,099,451)
Accumulated other comprehensive income	536,932	243,295
Total stockholders' equity	40,695,517	40,133,728
Total liabilities and stockholders' equity	$429,043,656	$432,223,353

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

	Unaudited Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Loans, including fees	$4,095,468	$4,141,736
Securities and interest-bearing deposits at other
financial institutions	430,490	439,906
Federal funds sold	7,163	21,472
Total interest income	4,533,121	4,603,114

INTEREST EXPENSE
Time deposits	375,490	465,256
Other deposits	67,074	137,930
Federal funds purchased and securities
sold under agreements to repurchase	18,660	18,080
Federal Home Loan Bank advances and other borrowings	261,410	340,439
Total interest expense	722,634	961,705

Net interest income before provision for loan losses	3,810,487	3,641,409
Provision for loan losses	165,000	300,000
Net interest income after provision for loan losses	3,645,487	3,341,409

NONINTEREST INCOME
Customer service fees	188,911	188,481
Net gains from sale of securities	102,272	-
Net gains from sale of loans and other assets	18,914	149,200
Other noninterest income	12,216	17,818
Total noninterest income	322,313	355,499

NONINTEREST EXPENSE
Salaries and employee benefits	1,826,984	1,597,291
Net occupancy and equipment expense	308,832	337,879
Depository insurance	154,676	159,844
Foreclosed assets, net	349,370	128,692
Other operating expenses	661,187	752,174
Total noninterest expenses	3,301,049	2,975,880

Income before income tax expense	666,751	721,028
Income tax expense	254,600	268,900

Net income	412,151	452,128

Preferred stock dividend requirements	375,000	375,000
Accretion on preferred stock discount	17,846	17,845

Net income available to common shareholders	$19,305	$59,283

EARNINGS PER COMMON SHARE
Basic	$-	$0.01
Diluted	$-	$0.01

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Unaudited Three Months Ended March 31,
	2014	2013

Net income	$412,151	$452,128

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the year,
net of tax (expense) benefit of ($218,837) and $136,402
in 2014 and 2013, respectively	357,046	(222,551)

Reclassification adjustment for gains included in net income,
net of tax expense of $38,863 in 2014	(63,409)	-

Total other comprehensive income (loss)	293,637	(222,551)

Comprehensive income	$705,788	$229,577

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity - Unaudited

For the Three Months Ended March 31, 2014

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Equity

BALANCE, December 31, 2013	$14,892,927	$6,547,074	$21,549,883	$(3,099,451)	$243,295	$40,133,728

Stock compensation expense	-	-	40,000	-	-	40,000

Issuance of common stock, 80,324 shares	-	80,324	110,677	-	-	191,001

Preferred stock dividends paid	-	-	-	(375,000)	-	(375,000)

Accretion on preferred stock	17,846	-	-	(17,846)	-	-

Net income	-	-	-	412,151	-	412,151

Unrealized holding gains on securities available for sale, net of reclassification adjustment	-	-	-	-	293,637	293,637

BALANCE, March 31, 2014
	$14,910,773	$6,627,398	$21,700,560	$(3,080,146)	$536,932	$40,695,517

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$412,151	$452,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,617	92,933
Provision for loan losses	165,000	300,000
Stock compensation expense	40,000	-
Gains on sales of securities	(102,272)	-
Net gains from sales of loans and other assets	(18,914)	(149,200)
Losses on sales and write-downs of foreclosed assets	309,977	68,843
Changes in other operating assets and liabilities:
Accrued interest receivable	(292,700)	(109,721)
Accrued interest payable	4,416	(29,290)
Other assets and liabilities	217,837	406,758
Net cash provided by operating activities	845,112	1,032,451

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security sales, maturities, and paydowns:
Securities available for sale	4,582,233	8,287,586
Securities held to maturity	1,557	2,477
Purchase of securities available for sale	(612,135)	(23,654,937)
Loan originations and principal collections, net	(3,852,484)	2,670,988
Purchase of bank premises and equipment	(33,086)	(3,732)
Proceeds from sale of bank premise and equipment and foreclosed assets	58,591	252,233
Net cash provided by (used in) investing activities	144,676	(12,445,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	310,275	(7,977,320)
Net (decrease) increase in federal funds purchased and
securities sold under agreements to repurchase	(4,051,049)	1,563,077
Repayment of Federal Home Loan Bank
advances and other borrowings	-	(5,435,000)
Payment of dividends on preferred stock	(375,000)	(308,893)
Issuance of common stock	191,001	77,019

Net cash used in financing activities	(3,924,773)	(12,081,117)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,934,985)	(23,494,051)

CASH AND CASH EQUIVALENTS, beginning of period	24,851,737	59,395,238

CASH AND CASH EQUIVALENTS, end of period	$21,916,752	$35,901,187

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$718,218	$990,995
Cash paid during the period for taxes	80,010	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$95,944	$1,154,400
Financed sales of foreclosed assets	93,750	136,000

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

Interim Financial Information (Unaudited)-The financial information in this report for March 31, 2014 and March 31, 2013 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2013 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in April of 2014. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Accounting Policies-During interim periods, Cornerstone follows the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission. Since December 31, 2013, there have been no significant changes in any accounting principles or practices, or in the method of applying any such principles or practices.

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

The following is a summary of the basic and diluted earnings per share for the three month periods ended March 31, 2014 and March 31, 2013.

	Three Months Ended March 31,
	2014	2013
Net income available to common shareholders	$19,305	$59,283
Weighted average common shares outstanding	6,574,150	6,547,074
Effect of dilutive stock options	140,093	123,499
Diluted shares	6,714,243	6,670,573
Basic earnings per common share	$0.00	$0.01
Diluted earnings per common share	$0.00	$0.01

For the three months ended March 2014, the effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share because the exercise price of such options are higher than the market price. There were 509,435 antidilutive stock options as of March 31, 2014.

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of ASC 718, “Compensation –Stock Compensation.” For the three month period ended March 31, 2014, $40,000 in compensation cost was charged to earnings related to the vested incentive stock options.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock. The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant. The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The incentive stock options vest 30 percent on the second anniversary of the grant date, 60 percent on the third anniversary of the grant date and 100 percent on the fourth anniversary of the grant date, and the non-qualified stock options vest 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. The options expire ten years from the grant date. At March 31, 2014, the total remaining compensation cost to be recognized on non-vested options is approximately $734,000. A summary of the status of these stock option plans is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2013	810,825	$3.51	6.5 Years	$257,570
Granted	207,000	2.40	9.9 Years
Exercised	-	-
Forfeited	(73,640)	5.05
Outstanding at March 31, 2014	944,185	$3.15	7.5 Years	$264,320
Options exercisable at March 31, 2014	343,085	$4.92

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2014 was $1.30. This was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	8.5 Years
Expected volatility	45.73%
Risk-free interest rate	2.32%

Board of Directors Plan- Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of common stock. Only non-qualified stock options may be granted under the Plan. In addition, members of the Board of Directors can be issued options under the Cornerstone 2002 Long-Term Incentive Plan to purchase up to 1,200,000 shares of Cornerstone stock. The options available for issuance to Board members under the 2002 Long-Term Incentive Plan are shared with officers and employees of Cornerstone. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years, at which point they expire. Vesting for options granted are 50% on each of the first and second anniversary of the grant date with full vesting occurring at the second anniversary date. At March 31, 2014, the total remaining compensation cost to be recognized on non-vested options is approximately $176,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2013	190,250	$3.07	6.9 Years	$64,800
Granted	80,000	2.40	9.9 Years
Exercised	-	-
Forfeited	(16,000)	5.44
Outstanding at March 31, 2014	254,250	$2.71	8.1 Years	$67,500
Options exercisable at March 31, 2014	151,750	$2.93

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2014 was $1.30. This was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	8.5 Years
Expected volatility	45.73%
Risk-free interest rate	2.32%

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held to maturity at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Debt securities available-for-sale:	Cost	Gains	Losses	Value
U.S. Government agencies	$3,141,775	$28,754	$-	$3,170,529

State and municipal securities	14,086,653	549,076	(50,345)	14,585,384

Mortgage-backed securities:
Residential mortgage guaranteed
by GNMA or FNMA	5,431,068	41,836	-	5,472,904

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	65,257,603	499,110	(184,178)	65,572,535

	$87,917,099	$1,118,776	$(234,523)	$88,801,352

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed
by GNMA or FNMA	$32,618	$899	$-	$33,517

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Debt securities available-for-sale:	Cost	Gains	Losses	Value
U.S. Government agencies	$3,433,216	$48,119	$-	$3,481,335

State and municipal securities	14,908,761	425,021	(84,544)	15,249,238

Mortgage-backed securities:
Residential mortgage guaranteed
by GNMA or FNMA	7,047,076	85,203	-	7,132,279

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	66,408,975	205,025	(268,180)	66,345,820

	$91,798,028	$763,368	$(352,724)	$92,208,672

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed
by GNMA or FNMA	$34,165	$862	$-	$35,027

At March 31, 2014, securities with a fair value totaling approximately $ 74 million were pledged to secure public funds, securities sold under agreements to repurchase, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Reserve Discount Window and Federal Home Loan Bank.

For the three months ended March 31, 2014, there were available-for-sale securities sold with proceeds totaling $2,415,068 which resulted in gross gains realized of $102,272. There were no securities sales for the three months ended March 31, 2013.

The amortized cost and estimated market value of securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due from one year to five years	1,265,880	1,329,826	-	-
Due from five years to ten years	3,997,177	4,183,977	-	-
Due after ten years	11,965,371	12,242,110	-	-
	17,228,428	17,755,913	-	-

Mortgage-backed securities	70,688,671	71,045,439	32,618	33,517
	$87,917,099	$88,801,352	$32,618	$33,517

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, as of March 31, 2014 and as of December 31, 2013:

	As of March 31, 2014
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

State and municipal securities	$2,298,591	$(50,345)	$-	$-	$2,298,591	$(50,345)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	13,081,188	(66,243)	13,834,593	(117,935)	26,915,781	(184,178)
	$15,379,779	$(116,588)	$13,834,593	$(117,935)	$29,214,372	$(234,523)

	As of December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

State and municipal securities	$3,025,250	$(84,544)	$-	$-	$3,025,250	$(84,544)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	27,782,942	(221,827)	8,761,049	(46,353)	36,543,991	(268,180)
	$30,808,192	$(306,371)	$8,761,049	$(46,353)	$39,569,241	$(352,724)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at March 31, 2014 or December 31, 2013.

At March 31, 2014 and December 31, 2013, the categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

State and municipal securities: At March 31, 2014, five investments in obligations of state and municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be until maturity, the Bank does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

Mortgage-backed securities: At March 31, 2014, nine investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at March 31, 2014.

Note 4. Loans and Allowance for Loan Losses

At March 31, 2014 and December 31, 2013, loans are summarized as follows (in thousands):

	March 31,	December 31,
	2014	2013
Commercial real estate-mortgage:
Owner-occupied	$68,653	$65,747
All other	70,089	64,052
Consumer real estate-mortgage	77,767	76,315
Construction and land development	32,752	41,597
Commercial and industrial	41,122	38,999
Consumer and other	2,569	2,730
Total loans	292,952	289,440
Less: Allowance for loan losses	(3,011)	(3,203)

Loans, net	$289,941	$286,237

The following describe risk characteristics relevant to each of the portfolio segments:

Real estate:

As discussed below, Cornerstone offers various types of real estate loan products. All loans within this portfolio segment are particularly sensitive to the valuation of real estate:

•	Commercial real estate-mortgage loans include owner-occupied commercial real estate loans and other commercial real estate loans. Owner-occupied commercial real estate loans to operating businesses are long-term financing of land and buildings. Other commercial real estate loans are generally secured by income producing properties.

•	Consumer real estate-mortgage loans include loans secured by 1-4 family and multifamily residential properties. These loans are repaid by various means such as a borrower’s income, sale of the property, or rental income derived from the property.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•	Construction and land development loans include extensions of credit to real estate developers or investors where repayment is dependent on the sale of the real estate or income generated from the real estate collateral. These loans are repaid through cash flow related to the operations, sale or refinance of the underlying property. This portfolio segment also includes owner-occupied construction loans for commercial businesses for the development of land or construction of a building. These loans are repaid by cash flow generated from the business operation. Real estate loans for income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers are repaid from rent income derived from the properties.

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

The composition of loans by loan classification for impaired and performing loan status at March 31, 2014 and December 31, 2013, is summarized in the tables below (amounts in thousands):

March 31, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$133,425	$74,712	$32,386	$39,383	$2,569	$282,475
Impaired loans	5,317	3,055	366	1,739	-	10,477
Total	$138,742	$77,767	$32,752	$41,122	$2,569	$292,952

December 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$121,817	$72,868	$41,228	$37,007	$2,730	$275,650
Impaired loans	7,982	3,447	369	1,992	- .	13,790
Total	$129,799	$76,315	$41,597	$38,999	$2,730	$289,440

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of March 31, 2014 and December 31, 2013 (amounts in thousands):

March 31, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$1,163	$832	$241	$297	$40	$2,573
Impaired loans	70	266	-	102	-	438
Total	$1,233	$1,098	$241	$399	$40	$3,011

December 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$1,051	$927	$319	$297	$45	$2,639
Impaired loans	498	11	-	55	-	564
Total	$1,549	$938	$319	$352	$45	$3,203

The following tables detail the changes in the allowance for loan losses for the three month period ending March 31, 2014 and year ending December 31, 2013, by loan classification (amounts in thousands):

March 31, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,549	$938	$319	$352	$45	$3,203
Charged-off loans	(397)	(10)	(7)	(36)	(36)	(486)
Recovery of charge-offs	39	29	25	17	19	129
Provision for (reallocation
of) loan losses	42	141	(96)	66	12	165
Ending balance	$1,233	$1,098	$241	$399	$40	$3,011

December 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$2,549	$1,528	$1,241	$809	$14	$6,141
Charged-off loans	(1,879)	(842)	(1,193)	(699)	(96)	(4,709)
Recovery of charge-offs	68	241	1,058	99	5	1,471
Provision for (reallocation
of) loan losses	811	11	(787)	143	122	300
Ending balance	$1,549	$938	$319	$352	$45	$3,203

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

The Bank’s loan grading process is as follows:

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•	All loans are assigned a loan grade at the time of origination by the relationship manager. Typically, a loan is assigned a loan grade of “pass” at origination.

•	Loan relationships greater than or equal to $500 thousand are reviewed by the Bank’s external loan review provider on an annual basis.

•	Additionally, the Bank’s external loan review provider samples other loan relationships between $100 thousand and $500 thousand with an emphasis on commercial and commercial real estate loans and insider loans.

•	The Bank’s internal loan review department samples approximately 33 percent of all other loan relationships less than $500 thousand on an annual basis for review.

•	If a loan is delinquent 60 days or more or a pattern of delinquency exists, the loan will be selected for review.

•	Generally, all loans on the Bank’s internal watchlist are reviewed annually by internal loan review or external loan review providers.

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of March 31, 2014 and December 31, 2013 (amounts in thousands):

March 31, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$131,020	$69,570	$31,770	$39,031	$2,569	$273,960
Special mention	3,424	3,095	318	185	-	7,022
Substandard	4,298	5,102	664	1,906	-	11,970
	$138,742	$77,767	$32,752	$41,122	$2,569	$292,952

December 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$119,398	$67,444	$40,850	$33,394	$2,730	$263,816
Special mention	3,538	3,536	73	3,468	-	10,615
Substandard	6,863	5,335	674	2,137	-	15,009
	$129,799	$76,315	$41,597	$38,999	$2,730	$289,440

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of March 31, 2014 and December 31, 2013 (in thousands):

				For the quarter ended
	At March 31, 2014			March 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$5,180	$5,670	$-	$5,483	$74
Consumer real estate – mortgage	2,021	2,035	-	2,100	24
Construction and land development	366	379	-	368	5
Commercial and industrial	1,357	1,417	-	1,460	13
Total	$8,924	$9,501	$-	$9,411	$116

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$137	$147	$70	$1,167	$5
Consumer real estate – mortgage	1,034	1,044	266	1,152	19
Construction and land development	-	-	-	-	-
Commercial and industrial	382	382	102	406	11
Total	$1,553	$1,573	$438	$2,725	$35
Total impaired loans	$10,477	$11,074	$438	$12,136	$151

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

				For the year ended
	At December 31, 2013			December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$5,786	$5,854	$-	$4,657	$340
Consumer real estate – mortgage	2,177	2,202	-	2,669	96
Construction and land development	369	383	-	358	23
Commercial and industrial	1,563	1,621	-	1,857	60
Total	$9,895	$10,060	$-	$9,541	$519

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$2,196	$2,285	$498	$4,869	$118
Consumer real estate – mortgage	1,270	1,281	11	1,353	90
Construction and land development	-	-	-	177	-
Commercial and industrial	429	430	55	597	53
Total	$3,895	$3,996	$564	$6,996	$261

Total impaired loans	$13,790	$14,056	$564	$16,537	$780

The following tables present an aged analysis of past due loans as of March 31, 2014 and December 31, 2013 (amounts in thousands):

March 31, 2014	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$438	$-	$292	$730	$67,923	$68,653
All other	173	-	524	697	69,392	70,089
Consumer real estate-mortgage	1,044	-	2,473	3,517	74,250	77,767
Construction and land development	-	-	46	46	32,706	32,752
Commercial and industrial	537	-	1,444	1,981	39,141	41,122
Consumer and other	1	-	-	1	2,568	2,569
Total	$2,193	$-	$4,779	$6,972	$285,980	$292,952

December 31, 2013	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$678	$-	$838	$1,516	$64,231	$65,747
All other	867	-	44	911	63,141	64,052
Consumer real estate-mortgage	419	-	1,006	1,425	74,890	76,315
Construction and land development	50	-	47	97	41,500	41,597
Commercial and industrial	201	-	1,631	1,832	37,167	38,999
Consumer and other	35	-	-	35	2,695	2,730
Total	$2,250	$-	$3,566	$5,816	$283,624	$289,440

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur. At March 31, 2014 and December 31, 2013, the Bank has loans of approximately $5,137,000 and $5,753,000, respectively, that were modified in troubled debt restructurings. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral or other similar strategies.

There were no loans that were modified as troubled debt restructurings during the three month period ending March 31, 2014.

The following table presents a summary of loans that were modified as troubled debt restructurings during the three month period ending March 31, 2013 (amounts in thousands):

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at March 31, 2014 is as follows:

Commitments to extend credit	$ 27.7 million
Standby letters of credit	$ 374 thousand

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at March 31, 2014 will not have a material effect on Cornerstone’s consolidated financial statements.

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

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments. There have been no changes in the methodologies used at March 31, 2014 and December 31, 2013.

Cash and cash equivalents:

The carrying amounts of cash and cash equivalents approximate fair values based on the short-term nature of the assets. Cash and cash equivalents are classified as Level 1 of the fair value hierarchy.

Securities:

Fair values are estimated using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2014, substantially all of the total impaired loans were evaluated based on the fair value of collateral. The remaining impaired loans were evaluated based on a discounted cash flow methodology. In accordance with ASC Topic 820, these impaired loans with a valuation allowance require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or is based on a discounted cash flow methodology and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3. At December 31, 2013, impaired loans were evaluated based on the fair value of collateral and on the discounted cash flow methodology.

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Foreclosed assets:

Foreclosed assets, consisting of properties obtained through foreclosure or in satisfaction of loans, is initially recorded at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustment to the fair value are recorded as a component of foreclosed assets expense. Foreclosed assets are included in Level 2 of the valuation hierarchy.

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

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Debt securities available-for-sale:

U.S. Government agencies	$3,170,529	$-	$3,170,529	$-
State and municipal securities	14,585,384	-	14,585,384	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	5,472,904	-	5,472,904	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	65,572,535	-	65,572,535	-

Total securities available-for-sale	$88,801,352	$-	$88,801,352	$-

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Debt securities available-for-sale:

U.S. Government agencies	$3,481,335	$-	$3,481,335	$-
State and municipal securities	15,249,238	-	15,249,238	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	7,132,279	-	7,132,279	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	66,345,820	-	66,345,820	-

Total securities available-for-sale	$92,208,672	$-	$92,208,672	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at March 31, 2014 and December 31, 2013 for which a nonrecurring change in fair value was recorded (amounts in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,115	$-	$1,101	$14
Foreclosed assets	12,559	-	12,559	-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,331	$-	$891	$2,440
Foreclosed assets	12,926	-	12,926	-

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at March 31, 2014 and December 31, 2013.

The carrying amount and estimated fair value of Cornerstone's financial instruments at March 31, 2014 and December 31, 2013 are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$21,917	$21,917	$24,852	$24,852
Securities	88,834	88,835	92,243	92,244
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	289,941	290,960	286,237	287,411
Cash surrender value of life insurance	1,236	1,236	1,233	1,233
Accrued interest receivable	1,271	1,271	978	978

Liabilities:
Noninterest-bearing demand deposits	68,708	68,708	75,207	75,207
Interest-bearing demand deposits	30,170	30,170	24,564	24,564
Savings deposits and money market accounts	79,195	79,195	86,330	86,330
Time deposits	163,653	165,185	155,314	156,698
Federal funds purchased and securities
sold under agreements to repurchase	18,923	18,923	22,974	22,974
Federal Home Loan Bank advances
and other borrowings	26,740	27,373	26,740	27,449
Accrued interest payable	87	87	82	82

Unrecognized financial instruments
(net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Three Months Ended
	March 31
(Amounts in thousands)
Assets	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$291,830	$4,095	5.69%	$275,696	$4,142	6.09%
Investment securities	95,968	431	1.99%	86,741	440	2.35%
Other earning assets	12,377	7	0.23%	33,484	21	0.26%
Total earning assets	400,175	$4,533	4.63%	395,921	$4,603	4.78%
Allowance for loan losses	(3,106)			(5,933)
Cash and other assets	29,213			36,838
TOTAL ASSETS	$426,282			$426,827

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$27,972	$10	0.14%	$28,438	$20	0.29%
Savings deposits	15,379	4	0.10%	11,620	7	0.26%
MMDA's	65,299	54	0.33%	74,215	110	0.60%
Time deposits	160,384	375	0.95%	168,789	465	1.12%
Federal funds purchased and securities
sold under agreements to repurchase	21,562	19	0.35%	21,090	18	0.35%
Federal Home Loan Bank and other borrowings	31,661	261	3.35%	32,713	340	4.22%
Total interest-bearing liabilities	322,257	723	0.91%	336,865	962	1.16%
Net interest spread		$3,811	3.72%		$3,641	3.62%
Noninterest-bearing demand deposits	63,077			46,812
Accrued expenses and other liabilities	501			2,016
Shareholders' equity	40,447			41,135
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$426,282			$426,827
Net yield on earning assets			3.90%			3.79%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		39			62
Total adjustment		39			62

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

The following is a discussion of Cornerstone’s financial condition at March 31, 2014 and December 31, 2013 and our results of operations for the three months ended March 31, 2014 and 2013. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

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

Estimates of Fair Value

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Cornerstone’s available-for-sale securities are measured at fair value on a recurring basis. Additionally, fair value is used to measure certain assets and liabilities on a nonrecurring basis. Cornerstone uses fair value on a nonrecurring basis for foreclosed assets and collateral associated with impaired collateral-dependent loans. Fair value is also used in certain impairment valuations, including assessments of goodwill, other intangible assets and long-lived assets.

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

Cornerstone periodically evaluates uncertain tax positions and estimates the appropriate level of tax reserves related to each of these positions. Additionally, Cornerstone evaluates its deferred tax assets for possible valuation allowances based on the amounts expected to be realized. The evaluation of uncertain tax positions and deferred tax assets involves a high degree of judgment and subjectivity. Changes in the results of these evaluations could have a material impact on our financial results. Refer to Note 8, “Income Taxes,” in the notes to Cornerstone’s consolidated financial statements set forth in its Annual Report on Form 10-K for the year ended December 31, 2013 for more information.

Review of Financial Performance

As of March 31, 2014, Cornerstone had total consolidated assets of approximately $429 million, total loans of approximately $293 million, total securities of approximately $89 million, total deposits of approximately $ 342 million and stockholders’ equity of approximately $41 million. Net income for the three month period ended March 31, 2014 totaled $412,151.

Results of Operations

Net income for the three months ended March 31, 2014 was $412,151 or $0.00 basic earnings per common shares, compared to a net income of $452,128 or $0.01 basic earnings per common shares, for the same period in 2013.

The following table presents our results for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 (amounts in thousands).

			2014-2013
	Three months		Percent	Dollar
	ended March 31,		Increase	Amount
	2014	2013	(Decrease)	Change
Interest income	$4,533	$4,603	(1.52)%	$(70)
Interest expense	723	962	(24.84)%	(239)
Net interest income
before provision for loan loss	3,810	3,641	4.64%	169

Provision for loan loss	165	300	(45.00)%	(135)
Net interest income after
provision for loan loss	3,645	3,341	9.10%	304

Total noninterest income	323	356	(9.27)%	(33)
Total noninterest expense	3,301	2,976	10.92%	325

Income before income taxes	667	721	7.49%	(54)

Provision for income taxes	255	269	(5.20)%	(14)

Net income	$412	$452	(8.85)%	$(40)

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of our earnings. For the three months ended March 31, 2014, net interest income before the provision for loan losses, increased approximately $169 thousand or 4.64 percent over the same period of 2013. Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities) was 3.72 percent compared to 3.62 percent for the three month periods ended March 31, 2014 and 2013, respectively. The net interest margin on a tax equivalent basis was 3.90 percent and 3.79 percent for the three month periods ended March 31, 2014 and 2013, respectively. Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The Bank’s net interest income as of March 31, 2014 has been positively impacted by a reduction in interest expense of the funding of the Bank. The primary savings have been a reduction in the Federal Home Loan Bank balances and a migration of funding from certificates of deposit and money market accounts into non-interest bearing deposits accounts. First quarter 2014 interest income remains stable when compared to the first quarter of 2013. While yield on earning assets decreased 0.15 percent, the Bank compensated by increasing the balance of average loans and securities by approximately $25 million.

The Bank’s loan portfolio yield decreased to 5.69 percent for the three months ended March 31, 2014 compared to 6.09 percent for the three months ended March 31, 2013. Management believes loan yields will continue to see downward pressure during 2014 as customers continue to refinance existing loans and due to general market conditions. Cornerstone will attempt to increase its outstanding loan balances during 2014 to offset the possible yield reduction.

For the three month period ended March 31, 2014, the Bank investment portfolio yield decreased to 1.99 percent compared to 2.35 percent for the same time period in 2013. The Bank increased the amount of its overall investment portfolio to an average balance of approximately $96 million as of March 31, 2014 from approximately $87 million as of March 31, 2013 to invest cash that accumulated due to decreased loan demand in previous years and continued prepayment amounts associated with the Bank’s mortgage-backed security portfolio. Management believes the present level of investment securities is sufficient to provide for all pledging needs and represents an appropriate amount of the balance sheet to provide liquidity and interest rate protection.

The Bank’s net interest margin increased from March 31, 2013 to March 31, 2014 by 11 basis points. The majority of the increase is due to reduced interest expense relating to a migration from certificates of deposits and other interest bearing deposits to non-interest bearing deposits, further decreases in deposit rates and a reduction in FHLB borrowings. Management believes that the balance sheet will remain at the present level or increase slightly. Further, management continues to try and adjust the Bank’s balance sheet composition by reducing foreclosed assets and increasing the Bank’s loan balances. Management anticipates improvement in the Bank’s net interest margin is possible with the increase in loans and reduction of FHLB advances, as they mature, in the next 12 months.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Cornerstone recorded $165 thousand in provision for loan losses for the three months ended March 31, 2014. Cornerstone recorded $300 thousand in provision for loan losses for the three months ended March 31, 2013.

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

The following table presents the components of noninterest income for the three months ended March 31, 2014 and 2013 (dollars in thousands):

			2014-2013
	Three months ended		Percent
	March 31,		Increase
	2014	2013	(Decrease)
Service charges on deposit accounts	$189	$188	0.53%
Net gains on sale of securities	102	-
Net gains on sale of loans and other assets	19	149	(87.25)%
Other noninterest income	13	19	(33.33)%
Total noninterest income	$323	$356	(9.30)%

Significant matters relating to the changes in noninterest income are presented below:

The Bank sold approximately $2.4 million of securities and recorded a gain of approximately $102 thousand during the first quarter of 2014.

During the first quarter of 2013, the Bank recorded approximately a $100 thousand fee from the sale of a Small Business Administration ( “SBA”) 7A loan while during the first quarter of 2014, the Bank did not sell any SBA loans.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, net foreclosed assets expense, depository insurance and other operating expense.

The following table presents the components of noninterest expense for the three months ended March 31, 2014 and 2013 (dollars in thousands).

			2014-2013
	Three months ended		Percent
	March 31,		Increase
	2014	2013	(Decrease)
Salaries and employee benefits	$1,827	$1,597	14.40%
Occupancy and equipment expense	309	338	(8.58)%
Foreclosed assets expense, net	349	129	170.54%
FDIC depository insurance	155	160	(3.13)%
Other operating expense	661	752	(12.10)%
Total noninterest expense	$3,301	$2,976	10.92%

Significant matters relating to the changes to noninterest expense are presented below:

Cornerstone recorded compensation expense in the amount of $156 thousand for stock grants issued to the Board of Directors and $40 thousand in stock options compensation expense during the first quarter of March 2014 versus none in the first quarter of March 2013. Management does not anticipate additional stock grants to be issued in 2014. Other salaries and employee benefits increased slightly during the first quarter of 2014 as a result of the Bank addressing employee wage increases. The Bank had not provided wage increases in the past three years.

As of March 31, 2014, the Bank recorded approximately $349 thousand in foreclosed asset expense compared to approximately $129 thousand during the first quarter of March 31, 2013. The majority of the $349 thousand in foreclosed asset expense was comprised of approximately $244 thousand in appraisal write downs and losses incurred on the disposal of foreclosed assets. The Bank incurred approximately $104 thousand in net carrying cost for its foreclosed assets during the first quarter of 2014. A majority of the incremental expense was due to maintenance and repairs of the existing properties. Management anticipates approximately $1.2 million of expense and write-downs on its foreclosed assets during 2014. Management nets the expense and write-downs of other real estate owned against the income generated from income producing real estate to calculate net foreclosed asset expense.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled approximately $432 million as of December 31, 2013. As of March 31, 2014, total consolidated assets had decreased approximately $3 million or 0.74 percent to approximately $429 million.

Liabilities as of March 31, 2014 and December 31, 2013 totaled approximately $388 million and $392 million, respectively.

Stockholders’ equity as of March 31, 2014 and December 31, 2013 totaled approximately $41 million and $40 million, respectively.

Securities-The Bank’s investment portfolio, primarily consisting of Ginnie Mae Agency, mortgage-backed securities and municipal securities, in the amount of approximately $89 million as of March 31, 2014 compared to approximately $92 million as of December 31, 2013. The primary purposes of the Bank’s investment portfolio is to provide liquidity, satisfy pledging requirements, collateralize the Bank’s repurchase accounts and secure the Bank’s FHLB borrowings.

Loans-The composition of loans at March 31, 2014 and at December 31, 2013 and the percentage (%) of each classification to total loans are summarized in the following table (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage
Owner-occupied	$68,653	23.43%	$65,747	22.72%
All other	70,089	23.93%	64,052	22.13%
Consumer real estate-mortgage	77,767	26.55%	76,315	26.37%
Construction and land development	32,752	11.18%	41,597	14.37%
Commercial and industrial	41,122	14.04%	38,999	13.47%
Consumer and other	2,569	0.87%	2,730	0.94%
Total loans	292,952	100.00%	289,440	100.00%
Less: Allowance for loan losses	(3,011)		(3,203)

Loans, net	$289,941		$286,237

Allowance for Loan Losses-The allowance for loan losses represents Cornerstone’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio quarterly to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. The Bank uses a risk based approach to calculate the appropriate loan loss allowance in accordance with guidance issued by the Federal Financial Institutions Examination Council. Although the Bank performs prudent credit underwriting, no assurances can be given that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

During the first quarter of 2014, the Bank recorded $165 thousand in provision expense to the loan loss allowance. Cornerstone utilizes a ten quarter look-back time frame for its historic loan loss analysis for loan charge-offs and recoveries. Management believes its allowance methodology is consistent with generally accepted accounting principles and interagency policy statements published by the Bank’s regulatory agencies. However, additional provision to the loan loss allowance may be needed in future quarters as the Bank works its problem assets through the collection cycle and as the loan portfolio continues to grow.

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2014 and for the year ended December 31, 2013 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	March 31,	December 31,
	2014	2013
Balance, beginning of period	$3,203	$6,141
Loans charged-off	(486)	(4,709)
Recoveries of loans previously charged-off	129	1,471
Provision for loan losses	165	300
Balance, end of period	$3,011	$3,203

Total loans	$292,952	$289,440

Ratio of allowance for loan losses to loans
outstanding at the end of the period	1.03%	1.11%

Ratio of net charge-offs to total loans
outstanding for the period	0.12%	1.12%

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

The Bank attempts to reduce these economic and credit risks by adherence to a lending policy approved by the Bank’s board of directors. The Bank’s lending policy establishes loan to value limits, collateral perfection, credit underwriting criteria and other acceptable lending standards. The Bank classifies loans that are ninety (90) days past due and still accruing interest, renegotiated loans, nonaccrual loans, foreclosures and repossessed property as non-performing assets. The Bank’s policy is to categorize a loan on nonaccrual status when payment of principal or interest is ninety (90) or more days past due. At the time the loan is categorized as nonaccrual the interest previously accrued but not collected may be reversed and charged against current earnings.

The Bank has been able to reduce its non-performing assets over the last twelve months. As of March 31, 2014, the Bank had approximately $17.3 million in non-performing assets. The majority of this amount is comprised of foreclosed assets. The Bank has attempted to be proactive in its approach of minimizing the time a loan is recorded in nonaccrual status. Management has been able to transition loans from nonaccrual into foreclosed assets or, in some limited instances, upgrade the loan to a performing status. Management anticipates additional loans could transition into foreclosed assets in the future. However, management anticipates the balance of foreclosed and non-performing assets overall will continue to reduce as the Bank continues to allocate both financial and human resources towards this objective.

The following table summarizes Cornerstone’s non-performing assets at each quarter end from June 30, 2013 to March 31, 2014 (amounts in thousands):

	March 31,	December 31,	September 30,	June 30,
	2014	2013	2013	2013
Nonaccrual loans	$4,779	$3,566	$4,096	$6,883
Foreclosed assets	12,559	12,926	14,924	18,867
Total non-performing assets	$17,338	$16,492	$19,020	$25,750

30-89 days past due loans	$2,193	$5,816	$1,659	$5,111

Total loans outstanding	$292,952	$289,440	$284,181	$276,063

Allowance for loan losses	$3,011	$3,203	$3,159	$5,095

Ratio of non-performing loans
to total loans outstanding
at the end of the period	1.63%	1.23%	1.44%	2.49%

Ratio of non-performing assets
to total allowance for loan losses
at the end of the period	575.82%	514.89%	602.09%	505.40%

The Bank’s nonaccrual balances decreased during the first quarter of 2014 compared to the first quarter of 2013. Loans 30-89 days past due also declined in the first quarter of 2014 when compared to the first quarter of 2013.

Management believes nonaccrual loans will decrease during the remainder of 2014.

The Bank’s foreclosed assets decreased from approximately $21 million as of March 31, 2013 to approximately $13 million as of March 31, 2014. The Bank has seen an improvement in the level of interest in its properties by potential buyers and has provided $1.2 million for foreclosed asset expense again in the 2014 budget to decrease foreclosed assets. Management is targeting a net reduction in foreclosed asset levels by approximately $5 million during the remainder of 2014.

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

	March 31, 2014		December 31, 2013
Core funding:	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$68,708	17.8%	$75,206	19.3%
Interest-bearing demand deposits	30,170	7.8%	24,564	6.3%
Savings and money market accounts	79,195	20.5%	86,330	22.2%
Time deposits under $100,000	70,490	18.3%	74,080	19.0%
Total core funding	248,563	64.4%	260,180	66.8%

Non-core funding:
Time deposit of $100,000 or more	$93,163	24.2%	$81,234	20.9%
Fed funds purchased and securities
sold under agreements to repurchase	18,923	4.9%	22,974	5.9%
Federal Home Loan Bank advances	25,000	6.5%	25,000	6.4%
Total non-core funding	137,086	35.6%	129,208	33.2%

Total	$385,649	100.0%	$389,388	100.0%

In 2011, the Bank began to address its reliance on non-core funding. Over the last several years, the Bank has been able to increase the amount of local core deposits. Management continues to evaluate different pricing, product and customer service options to further increase the core-funding position. The Bank has seen a decrease in funds as of March 31, 2014 when compared to December 31, 2013. However, the Bank historically, and in 2013 as well, experiences an increase in overall deposits during December of each year. Finally, the Bank, primarily through its Asset Liability Management Committee, will review the structure and nature of additional Federal Home Loan Bank advances as they mature. Over the next twelve months, the Bank will have $15 million in advances mature. Management anticipates maintaining the level of borrowings from FHLB at approximately $20-$30 million over this time period. However, the Bank will be able to obtain additional advances or substitute the maturing advances with other forms of liability at a significantly lower interest cost than the current interest rates paid on the existing advances.

Capital Resources-At March 31, 2014 and December 31, 2013, Cornerstone’s stockholders’ equity amounted to approximately $40.7 million and $40.1 million, respectively.

The following is a summary of the Bank’s capital ratios as of March 31, 2014:

Tier 1 leverage ratio	8.87%
Tier 1 risk-based capital ratio	12.13%
Total risk-based capital ratio	13.11%

Cornerstone has received permission from the Federal Reserve Bank of Atlanta (the “Federal Reserve”) to pay its scheduled December 31, 2013 dividend on its Series A convertible preferred stock in the amount of $0.625 per share.

Cornerstone had total outstanding borrowings of approximately $1.7 million as of March 31, 2014 included in Federal Home Loan Bank advances and other borrowings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2013. No material changes in the assumptions used in preparing, or results obtained from, the model have occurred since December 31, 2013.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer and Chief Financial Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiary) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 1A. Risk Factors

Cornerstone, as a smaller reporting company, is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Item 5. Other Information

On March 27, 2013, the Company borrowed $1,740,000 from and delivered a promissory note to First Tennessee Bank National Association.   The entire principal balance and accrued but unpaid interest will be due on March 27, 2015 (after extension of the original due date, March 27, 2014). Interest is payable quarterly at 2.00% per annum and the note is 100% cash-secured. There are no financial covenants in the promissory note. The payment of outstanding principal and interest could be declared immediately due and payable upon a default under the First Tennessee Loan Agreement, including a default in payment, a material adverse change in the Company’s financial condition, or any change in ownership of twenty-five percent (25%) or more of the common stock of the Company.

Item 6. Exhibits

Exhibit Number	Description

10.1	Loan agreement dated March 27, 2013 between Cornerstone and First Tennessee Bank National Association, as amended on March 20, 2014.

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: May 13, 2014	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2014	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Loan agreement dated March 27, 2013 between Cornerstone and First Tennessee Bank National Association, as amended on March 20, 2014.

31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

