Form 10-Q
period 2014-06-30
CORNERSTONE BANCSHARES INC
filed 2014-08-14
CIK 1038773

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Yes ☐  No ☒

As of August 1, 2014 there were 6,627,398 shares of common stock, $1.00 par value per share, issued and outstanding.

TABLE OF CONTENTS

 PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as the following:  (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) economic conditions in the local markets where we operate, (vi) the impact of obtaining regulatory approval prior to the payment of dividends, (vii) the impact of our Series A Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (viii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (ix) the impact of recently enacted legislation on our business, (x) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (xi) adverse impact on operations and financial condition due to changes in interest rates, (xii) our ability to obtain additional capital and, if obtained, the possible significant dilution to current shareholders, (xiii) the impact of federal and state regulations on our operations and financial performance, (xiv) whether a significant deferred tax asset we have can be fully realized, (xv) our ability to retain the services of key personnel, (xvi) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xvii) our ability to adapt to technological changes. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
ASSETS	2014	2013

Cash and due from banks	$2,222,077	$2,149,467
Interest-bearing deposits at other financial institutions	16,818,780	22,702,270
Total cash and cash equivalents	19,040,857	24,851,737

Securities available for sale	83,314,607	92,208,672
Securities held to maturity (fair value $31,309 and $35,027
at June 30, 2014 and December 31, 2013, respectively)	30,993	34,165
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $3,329,789 and $3,203,158
at June 30, 2014 and December 31, 2013, respectively	289,039,362	286,236,578
Bank premises and equipment, net	4,862,213	4,992,449
Accrued interest receivable	1,082,522	977,925
Foreclosed assets	12,996,286	12,925,748
Other assets	7,221,565	7,673,179
Total assets	$419,911,305	$432,223,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$65,965,561	$75,206,540
Interest-bearing demand deposits	26,241,666	24,563,987
Savings deposits and money market accounts	82,268,935	86,329,930
Time deposits	156,935,842	155,313,920
Total deposits	331,412,004	341,414,377

Accrued interest payable	80,077	82,320
Federal funds purchased and securities sold under
agreements to repurchase	21,913,135	22,974,117
Federal Home Loan Bank advances and other borrowings	25,000,000	26,740,000
Other liabilities	1,137,134	878,811
Total liabilities	379,542,350	392,089,625

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized;
600,000 shares issued and outstanding
in 2014 and 2013	14,928,618	14,892,927
Common stock - $1.00 par value; 20,000,000 shares authorized;
6,709,199 shares issued in 2014 and 2013;
6,627,398 and 6,547,074 shares outstanding in 2014 and 2013, respectively	6,627,398	6,547,074
Additional paid-in capital	21,740,560	21,549,883
Accumulated deficit	(3,063,508)	(3,099,451)
Accumulated other comprehensive income	135,887	243,295
Total stockholders' equity	40,368,955	40,133,728
Total liabilities and stockholders' equity	$419,911,305	$432,223,353

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$4,225,125	$4,079,369	$8,320,593	$8,221,105
Securities and interest-bearing deposits at other
financial institutions	346,507	482,117	776,997	922,023
Federal funds sold	10,112	14,533	17,275	36,005
Total interest income	4,581,744	4,576,019	9,114,865	9,179,133

INTEREST EXPENSE
Time deposits	365,537	455,340	741,027	920,596
Other deposits	75,965	131,534	143,039	269,464
Federal funds purchased and securities
sold under agreements to repurchase	20,621	16,743	39,281	34,823
Federal Home Loan Bank advances and other borrowings	263,201	315,948	524,611	656,387
Total interest expense	725,324	919,565	1,447,958	1,881,270

Net interest income before provision for loan losses	3,856,420	3,656,454	7,666,907	7,297,863
Provision for loan losses	350,000	-	515,000	300,000
Net interest income after provision for loan losses	3,506,420	3,656,454	7,151,907	6,997,863

NONINTEREST INCOME
Customer service fees	209,538	201,302	398,449	389,783
Net gains from sale of securities	300,201	424,971	402,473	424,971
Net gains from sale of loans and other assets	6,529	52,382	25,443	201,582
Other noninterest income	18,220	18,650	30,436	36,468
Total noninterest income	534,488	697,305	856,801	1,052,804

NONINTEREST EXPENSE
Salaries and employee benefits	1,722,503	1,622,501	3,549,487	3,219,792
Net occupancy and equipment expense	324,086	339,606	632,918	677,485
Depository insurance	164,167	161,120	318,843	320,964
Foreclosed assets, net	363,122	798,456	712,492	927,148
Other operating expenses	801,047	780,045	1,462,234	1,532,219
Total noninterest expenses	3,374,925	3,701,728	6,675,974	6,677,608

Income before income tax expense	665,983	652,031	1,332,734	1,373,059
Income tax expense	256,500	256,000	511,100	524,900

Net income	409,483	396,031	821,634	848,159

Preferred stock dividend requirements	375,000	375,000	750,000	750,000
Accretion on preferred stock discount	17,845	17,845	35,691	35,690

Net income available to common shareholders	$16,638	$3,186	$35,943	$62,469

EARNINGS PER COMMON SHARE
Basic	$-	$-	$0.01	$0.01
Diluted	$-	$-	$0.01	$0.01

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$-

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Unaudited
	Three Months Ended
	June 30
	2014	2013
Net income	$409,483	$396,031

Other comprehensive income, net of tax:
Unrealized holding losses arising during the period, net of tax benefit
of $131,726 and $290,725 in 2014 and 2013, respectively	(214,920)	(474,341)

Reclassification adjustment for gains included in net income, net of tax
expense of $114,076 and $161,489 in 2014 and 2013, respectively	(186,125)	(263,482)

Total other comprehensive loss	(401,045)	(737,823)

Comprehensive income (loss)	$8,438	$(341,792)

	Unaudited
	Six Months Ended
	June 30
	2014	2013
Net income	$821,634	$848,159

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period, net of tax (expense)
(expense) benefit of $(87,111) and $427,124 in 2014 and 2013, respectively.	142,125	(696,892)

Reclassification adjustment for gains include in net income, net of tax
expense of $152,940 and $161,489 in 2014 and 2013, respectively	(249,533)	(263,482)

Total other comprehensive loss	(107,408)	(960,374)

Comprehensive income (loss)	$714,226	$(112,215)

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity - Unaudited

For the Six Months Ended June 30, 2014

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Equity

BALANCE, December 31, 2013	$14,892,927	$6,547,074	$21,549,883	$(3,099,451)	$243,295	$40,133,728

Stock compensation expense	-	-	80,000	-	-	80,000

Issuance of common stock, 80,324 shares	-	80,324	110,677	-	-	191,001

Preferred stock dividends paid	-	-	-	(750,000)	-	(750,000)

Accretion on preferred stock	35,691	-	-	(35,691)	-	-

Net income	-	-	-	821,634	-	821,634

Unrealized holding losses on securities available for sale, net of reclassification adjustment	-	-	-	-	(107,408)	(107,408)

BALANCE, June 30, 2014
	$14,928,618	$6,627,398	$21,740,560	$(3,063,508)	$135,887	$40,368,955

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$821,634	$848,159
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	246,093	217,661
Provision for loan losses	515,000	300,000
Stock compensation expense	80,000	64,528
Gain on sale of securities	(402,473)	(424,971)
Net gains on sales of loans and other assets	(25,443)	(201,582)
Changes in other operating assets and liabilities:
Accrued interest receivable	(104,597)	60,851
Accrued interest payable	(2,243)	(27,094)
Other assets and liabilities	1,240,336	1,096,992
Net cash provided by operating activities	2,368,307	1,934,544

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security sales, maturities, and paydowns:
Securities available for sale	12,673,540	21,494,189
Securities held to maturity	3,182	5,012
Purchase of securities available for sale	(3,603,228)	(46,297,289)
Loan originations and principal collections, net	(4,152,593)	(1,822,518)
Purchase of bank premises and equipment	(62,878)	(3,254)
Proceeds from the sale of bank premises and equipment
and foreclosed assets	325,144	2,398,465
Net cash provided by (used in) investing activities	5,183,167	(24,225,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(10,002,373)	(5,681,328)
Net (decrease) increase in federal funds purchased and
securities sold under agreements to repurchase	(1,060,982)	3,319,677
Net payments on Federal Home Loan Bank
advances and other borrowings	(1,740,000)	(5,435,000)
Payment of dividends on preferred stock	(750,000)	(683,893)
Issuance of common stock	191,001	77,019
Net cash used in financing activities	(13,362,354)	(8,403,525)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,810,880)	(30,694,376)

CASH AND CASH EQUIVALENTS, beginning of period	24,851,737	59,395,238

CASH AND CASH EQUIVALENTS, end of period	$19,040,857	$28,700,862

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,450,201	$1,908,364
Cash paid during the period for taxes	80,010	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$1,316,064	$1,604,806
Financed sales of foreclosed assets	433,750	1,329,400

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business-Cornerstone is a bank holding company whose primary business is performed by its wholly-owned subsidiary, Cornerstone Community Bank (the “Bank”). The Bank provides a full range of banking services to the Chattanooga, Tennessee market. The Bank has also established a loan production office in Dalton, Georgia to further enhance the Bank’s lending markets.

Interim Financial Information (Unaudited)-The financial information in this report for June 30, 2014 and June 30, 2013 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2013 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in April of 2014. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three and six month periods ended June 30, 2014 and June 30, 2013.

	Three Months Ended June 30,
	2014	2013
Net income available to common shareholders	$16,638	$3,186
Weighted average common shares outstanding	6,627,398	6,547,074
Effect of dilutive stock options	179,888	112,416
Diluted shares	6,807,286	6,659,490
Basic earnings per common share	$0.00	$0.00
Diluted earnings per common share	$0.00	$0.00

	Six Months Ended June 30,
	2014	2013
Net income available to common shareholders	$35,943	$62,469
Weighted average common shares outstanding	6,601,070	6,547,074
Effect of dilutive stock options	160,068	117,454
Diluted shares	6,761,138	6,664,528
Basic earnings per common share	$0.01	$0.01
Diluted earnings per common share	$0.01	$0.01

For the three and six months ended June 30, 2014, the effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share because the exercise price of such options are higher than the market price. There are 222,435 and 545,075 antidilutive stock options as of June 30, 2014 and 2013, respectively.

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by FASB, applies the fair value recognition provisions of ASC 718, “Compensation –Stock Compensation.” For the six month period ended June 30, 2014, $80,000 in compensation cost was charged to earnings related to the vested incentive stock options.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock. The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant. The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The incentive stock options vest 30 percent on the second anniversary of the grant date, 60 percent on the third anniversary of the grant date and 100 percent on the fourth anniversary of the grant date, and the non-qualified stock options vest 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. The options expire ten years from the grant date. At June 30, 2014, the total remaining compensation cost to be recognized on non-vested options is approximately $710,000.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the status of these stock option plans is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2013	810,825	$3.51	6.5 Years	$257,570
Granted	207,000	2.40	9.9 Years
Exercised	-	-
Forfeited	(73,640)	5.05
Outstanding at June 30, 2014	944,185	$3.15	7.2 Years	$382,980
Options exercisable at June 30, 2014	343,085	$4.92

Board of Directors Plan- Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of common stock. Only non-qualified stock options may be granted under the Plan. In addition, members of the Board of Directors can be issued options under the Cornerstone 2002 Long-Term Incentive Plan to purchase up to 1,200,000 shares of Cornerstone stock. The options available for issuance to Board members under the 2002 Long-Term Incentive Plan are shared with officers and employees of Cornerstone. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years, at which point they expire. Vesting for options granted are 50% on each of the first and second anniversary of the grant date with full vesting occurring at the second anniversary date. At June 30, 2014, the total remaining compensation cost to be recognized on non-vested options is approximately $160,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2013	190,250	$3.07	6.9 Years	$64,800
Granted	80,000	2.40	9.9 Years
Exercised	-	-
Forfeited	(16,000)	5.44
Outstanding at June 30, 2014	254,250	$2.71	7.8 Years	$101,100
Options exercisable at June 30, 2014	151,750	$2.93

The weighted average grant date fair value of all stock options granted during the six months ended June 30, 2014 was $1.30. This was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	8.5 Years
Expected volatility	45.73%
Risk-free interest rate	2.32%

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held to maturity at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$690,436	$1,202	$-	$691,638

State and municipal securities	10,446,393	460,705	(7144)	10,899,954

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	5,148,549	32,338	(1,002)	5,179,885

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	66,791,823	216,798	(465,491)	66,543,130

	$83,077,201	$711,043	$(473,637)	$83,314,607

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	$30,993	$318	$(1)	$31,309

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Debt securities available-for-sale:	Cost	Gains	Losses	Value
U.S. Government agencies	$3,433,216	$48,119	$-	$3,481,335

State and municipal securities	14,908,761	425,021	(84,544)	15,249,238

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	7,047,076	85,203	-	7,132,279

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	66,408,975	205,025	(268,180)	66,345,820

	$91,798,028	$763,368	$(352,724)	$92,208,672

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	$34,165	$862	$-	$35,027

At June 30, 2014, securities with a fair value totaling approximately $ 75 million were pledged to secure public funds, securities sold under agreements to repurchase, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Reserve Discount Window and Federal Home Loan Bank.

For the six months ended June 30, 2014 and 2013, there were available-for-sale securities sold with proceeds totaling $9,229,167 and $5,328,170, respectively, which resulted in gross gains realized of $402,473 and $424,971, respectively.

The amortized cost and estimated market value of securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due from one year to five years	900,216	948,320	-	-
Due from five years to ten years	3,077,554	3,244,206	-	-
Due after ten years	7,159,059	7,399,066	-	-
	11,136,829	11,591,592	-	-

Mortgage-backed securities	71,940,372	71,723,015	30,993	31,309

	$83,077,201	$83,314,607	$30,993	$31,309

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of June 30, 2014 and as of December 31, 2013:

	As of June 30, 2014
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

State and municipal securities	$358,700	$(318)	$555,000	$(6,826)	$913,700	$(7,144)

Residential mortgage guaranteed by GNMA or FNMA	1,409,761	(1,002)	-	-	1,409,761	(1,002)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	17,254,013	(106,428)	22,935,622	(359,063)	40,189,635	(465,491)
	$19,022,474	$(107,748)	$23,490,622	$(365,889)	$42,513,096	$(473,637)

	As of December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

State and municipal securities	$3,025,250	$(84,544)	$-	$-	$3,025,250	$(84,544)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	27,782,942	(221,827)	8,761,049	(46,353)	36,543,991	(268,180)
	$30,808,192	$(306,371)	$8,761,049	$(46,353)	$39,569,241	$(352,724)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at June 30, 2014 or December 31, 2013.

At June 30, 2014 and December 31, 2013, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

State and municipal securities: At June 30, 2014, two investments in obligations of state and municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be until maturity, the Bank does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

Mortgage-backed securities: At June 30, 2014, fifteen investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at June 30, 2014.

Note 4. Loans and Allowance for Loan Losses

At June 30, 2014 and December 31, 2013, loans are summarized as follows (in thousands):

	June 30,	December 31,
	2014	2013
Commercial real estate-mortgage:
Owner-occupied	$70,808	$65,747
All other	71,407	64,052
Consumer real estate-mortgage	75,603	76,315
Construction and land development	32,734	41,597
Commercial and industrial	38,973	38,999
Consumer and other	2,844	2,730
Total loans	292,369	289,440
Less: Allowance for loan losses	(3,330)	(3,203)

Loans, net	$289,039	$286,237

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

The composition of loans by loan classification for impaired and performing loan status at June 30, 2014 and December 31, 2013, is summarized in the tables below (amounts in thousands):

June 30, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$136,940	$72,969	$32,369	$37,365	$2,844	$282,487
Impaired loans	5,275	2,634	365	1,608	-	9,822
Total	$142,215	$75,603	$32,734	$38,973	$2,844	$292,369

December 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$121,817	$72,868	$41,228	$37,007	$2,730	$275,650
Impaired loans	7,982	3,447	369	1,992	- .	13,790
Total	$129,799	$76,315	$41,597	$38,999	$2,730	$289,440

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of June 30, 2014 and December 31, 2013 (amounts in thousands):

June 30, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$1,341	$1,069	$262	$301	$77	$3,050
Impaired loans	31	140	-	109	-	280
Total	$1,372	$1,209	$262	$410	$77	$3,330

December 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$1,051	$927	$319	$297	$45	$2,639
Impaired loans	498	11	-	55	-	564
Total	$1,549	$938	$319	$352	$45	$3,203

The following tables detail the changes in the allowance for loan losses for the six month period ending June 30, 2014 and year ending December 31, 2013, by loan classification (amounts in thousands):

June 30, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,549	$938	$319	$352	$45	$3,203
Charged-off loans	(427)	(350)	(13)	(53)	(37)	(880)
Recovery of charge-offs	56	42	337	29	28	492
Provision for (reallocation of) loan losses	194	579	(381)	82	41	515
Ending balance	$1,372	$1,209	$262	$410	$77	$3,330

December 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$2,549	$1,528	$1,241	$809	$14	$6,141
Charged-off loans	(1,879)	(842)	(1,193)	(699)	(96)	(4,709)
Recovery of charge-offs	68	241	1,058	99	5	1,471
Provision for (reallocation of) loan losses	811	11	(787)	143	122	300
Ending balance	$1,549	$938	$319	$352	$45	$3,203

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of June 30, 2014 and December 31, 2013 (amounts in thousands):

June 30, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$133,731	$70,474	$32,024	$34,419	$2,844	$273,492
Special mention	4,391	1,553	267	2,745	-	8,956
Substandard	4,093	3,576	443	1,809	-	9,921
	$142,215	$75,603	$32,734	$38,973	$2,844	$292,369

December 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$119,398	$67,444	$40,850	$33,394	$2,730	$263,816
Special mention	3,538	3,536	73	3,468	-	10,615
Substandard	6,863	5,335	674	2,137	-	15,009
	$129,799	$76,315	$41,597	$38,999	$2,730	$289,440

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of June 30, 2014 and December 31, 2013 (in thousands):

				For the quarter ended
	At June 30, 2014			June 30, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$5,139	$5,180	$-	$5,368	$126
Consumer real estate – mortgage	1,957	1,972	-	2,052	62
Construction and land development	365	378	-	367	12
Commercial and industrial	1,249	1,292	-	1,390	23
Total	$8,710	$8,822	$-	$9,177	$223

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$136	$145	$31	$823	$3
Consumer real estate – mortgage	677	688	140	994	19
Construction and land development	-	-	-	-	-
Commercial and industrial	359	359	109	390	22
Total	$1,172	$1,192	$280	$2,207	$44
Total impaired loans	$9,882	$10,014	$280	$11,384	$267

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

				For the year ended
	At December 31, 2013			December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$5,786	$5,854	$-	$4,657	$340
Consumer real estate – mortgage	2,177	2,202	-	2,669	96
Construction and land development	369	383	-	358	23
Commercial and industrial	1,563	1,621	-	1,857	60
Total	$9,895	$10,060	$-	$9,541	$519

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$2,196	$2,285	$498	$4,869	$118
Consumer real estate – mortgage	1,270	1,281	11	1,353	90
Construction and land development	-	-	-	177	-
Commercial and industrial	429	430	55	597	53
Total	$3,895	$3,996	$564	$6,996	$261

Total impaired loans	$13,790	$14,056	$564	$16,537	$780

The following tables present an aged analysis of past due loans as of June 30, 2014 and December 31, 2013 (amounts in thousands):

June 30, 2014	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$342	$-	$319	$661	$70,147	$70,808
All other	-	-	179	179	71,228	71,407
Consumer real estate-mortgage	954	-	926	1,880	73,723	75,603
Construction and land development	-	-	44	44	32,690	32,734
Commercial and industrial	337	-	1,384	1,721	37,252	38,973
Consumer and other	8	-	-	8	2,836	2,844
Total	$1,641	$-	$2,852	$4,493	$287,876	$292,369

December 31, 2013	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$678	$-	$838	$1,516	$64,231	$65,747
All other	867	-	44	911	63,141	64,052
Consumer real estate-mortgage	419	-	1,006	1,425	74,890	76,315
Construction and land development	50	-	47	97	41,500	41,597
Commercial and industrial	201	-	1,631	1,832	37,167	38,999
Consumer and other	35	-	-	35	2,695	2,730
Total	$2,250	$-	$3,566	$5,816	$283,624	$289,440

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur. At June 30, 2014 and December 31, 2013, the Bank has loans of approximately $5,006,000 and $5,753,000, respectively, that were modified in troubled debt restructurings. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral or other similar strategies.

There was one commercial real estate-mortgage loan with a pre-modification and post-modification outstanding recorded investment of $480,000 that was modified as a troubled debt restructuring during the six month period ending June 30, 2014.

The following table presents a summary of loans that were modified as troubled debt restructurings during the six month period ending June 30, 2013 (amounts in thousands):

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
June 30, 2013	Number of Contracts	Investment	Investment

Commercial real estate-mortgage	2	$555	$555
Consumer real estate-mortgage	1	66	66
Construction and land development	3	898	898
Commercial and industrial	3	2,389	2389

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at June 30, 2014 is as follows:

Commitments to extend credit	$ 45.9 million
Standby letters of credit	$ 452 thousand

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at June 30, 2014 will not have a material effect on Cornerstone’s consolidated financial statements.

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

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments. There have been no changes in the methodologies used at June 30, 2014 and December 31, 2013.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2014, substantially all of the total impaired loans were evaluated based on the fair value of collateral. The remaining impaired loans were evaluated based on a discounted cash flow methodology. In accordance with ASC Topic 820, these impaired loans with a valuation allowance require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or is based on a discounted cash flow methodology and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3. At December 31, 2013, impaired loans were evaluated based on the fair value of collateral and on the discounted cash flow methodology.

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

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Debt securities available-for-sale:

U.S. Government agencies	$691,638	$-	$691,638	$-
State and municipal securities	10,899,954	-	10,899,954	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	5,179,885	-	5,179,885	-
Collateralized mortgage obligations issued or guaranteed by U.S.
Government agencies or sponsored agencies	66,543,130	-	66,543,130	-

Total securities available-for-sale	$83,314,607	$-	$83,314,607	$-

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Debt securities available-for-sale:

U.S. Government agencies	$3,481,335	$-	$3,481,335	$-
State and municipal securities	15,249,238	-	15,249,238	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	7,132,279	-	7,132,279	-
Collateralized mortgage obligations issued or guaranteed by U.S.
Government agencies or sponsored agencies	66,345,820	-	66,345,820	-

Total securities available-for-sale	$92,208,672	$-	$92,208,672	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at June 30, 2014 and December 31, 2013 for which a nonrecurring change in fair value was recorded (amounts in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$892	$-	$878	$14
Foreclosed assets	12,996	-	12,996	-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$3,331	$-	$891	$2,440
Foreclosed assets	12,926	-	12,926	-

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at June 30, 2014 and December 31, 2013.

The carrying amount and estimated fair value of Cornerstone's financial instruments at June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$19,041	$19,041	$24,852	$24,852
Securities	83,346	83,346	92,243	92,244
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	289,039	289,587	286,237	287,411
Cash surrender value of life insurance	1,243	1,243	1,233	1,233
Accrued interest receivable	1,083	1,083	978	978

Liabilities:
Noninterest-bearing demand deposits	65,966	65,966	75,207	75,207
Interest-bearing demand deposits	26,242	26,242	24,564	24,564
Savings deposits and money market accounts	82,269	82,269	86,330	86,330
Time deposits	156,936	158,216	155,314	156,698
Federal funds purchased and securities
sold under agreements to repurchase	21,913	21,913	22,974	22,974
Federal Home Loan Bank advances
and other borrowings	25,000	25,497	26,740	27,449
Accrued interest payable	80	80	82	82

Unrecognized financial instruments
(net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Three months ended
	June 30
(Amounts in thousands)
Assets		2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$292,039	$4,225	5.80%	$272,718	$4,079	6.00%
Investment securities	93,074	347	1.64%	102,164	482	2.13%
Other earning assets	15,647	10	0.26%	20,635	15	0.28%
Total earning assets	400,760	$4,582	4.62%	395,517	$4,576	4.70%
Allowance for loan losses	(3,112)			(5,315)
Cash and other assets	29,303			39,994
TOTAL ASSETS	$426,951			$430,196

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$28,462	$11	0.16%	$25,640	$16	0.24%
Savings deposits	15,054	4	0.11%	12,214	8	0.25%
MMDA's	65,740	61	0.37%	77,206	108	0.56%
Time deposits	160,174	366	0.92%	167,078	455	1.09%
Federal funds purchased and securities
sold under agreements to repurchase	22,580	21	0.37%	20,752	17	0.32%
Federal Home Loan Bank and other borrowings	27,776	263	3.80%	31,740	316	3.99%
Total interest-bearing liabilities	319,786	726	0.91%	334,630	920	1.10%
Net interest spread		$3,856	3.71%		$3,657	3.60%
Noninterest-bearing demand deposits	65,528			52,401
Accrued expenses and other liabilities	927			2,100
Shareholders' equity	40,710			41,065
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$426,951			$430,196
Net yield on earning assets			3.89%			3.77%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		33			60
Total adjustment		33			60

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Six months ended
	June 30
(Amounts in thousands)
Assets		2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$291,935	$8,321	5.75%	$274,199	$8,221	6.05%
Investment securities	94,513	777	1.81%	94,495	922	2.27%
Other earning assets	13,760	17	0.25%	26,668	36	0.27%
Total earning assets	400,208	$9,115	4.63%	395,362	$9,179	4.75%
Allowance for loan losses	(3,109)			(5,622)
Cash and other assets	29,519			38,781
TOTAL ASSETS	$426,618			$428,521

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$28,218	$20	0.14%	$27,031	$35	0.26%
Savings deposits	15,216	7	0.09%	11,919	15	0.25%
MMDA's	65,521	116	0.36%	75,719	219	0.58%
Time deposits	160,278	741	0.93%	167,919	921	1.11%
Federal funds purchased and securities
sold under agreements to repurchase	22,074	39	0.36%	20,920	35	0.34%
Federal Home Loan Bank and other borrowings	29,708	525	3.56%	32,224	656	4.11%
Total interest-bearing liabilities	321,015	1,448	0.91%	335,732	1,881	1.13%
Net interest spread		$7,667	3.72%		$7,298	3.62%
Noninterest-bearing demand deposits	64,310			49,632
Accrued expenses and other liabilities	714			2,058
Shareholders' equity	40,579			41,099
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$426,618			$428,521
Net yield on earning assets			3.90%			3.79%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		72			142
Total adjustment		72			142

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

The following is a discussion of Cornerstone’s financial condition at June 30, 2014 and December 31, 2013 and our results of operations for the three months and six months ended June 30, 2014 and 2013. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

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

The accrued tax liability or receivable represents the net estimated amount due or to be received from tax jurisdictions either currently or in the future and is reported in other liabilities or other assets, respectively, in Cornerstone’s consolidated balance sheets. Cornerstone assesses the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintains tax accruals consistent with management’s evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, if or when they occur, could impact accrued taxes and future tax expense and could materially affect our financial results.

Cornerstone periodically evaluates uncertain tax positions and estimates the appropriate level of tax reserves related to each of these positions. Additionally, Cornerstone evaluates its deferred tax assets for possible valuation allowances based on the amounts expected to be realized. The evaluation of uncertain tax positions and deferred tax assets involves a high degree of judgment and subjectivity. Changes in the results of these evaluations could have a material impact on our financial results. Refer to Note 8, “Income Taxes,” to Cornerstone’s consolidated financial statements set forth in its Annual Report on Form 10-K for the year ended December 31, 2013 for more information.

Review of Financial Performance

As of June 30, 2014, Cornerstone had total consolidated assets of approximately $420 million, total loans of approximately $292 million, total securities of approximately $83 million, total deposits of approximately $ 331 million and stockholders’ equity of approximately $40 million. Net income for the three and six month period ended June 30, 2014 totaled $409,483 and $821,634, respectively.

Results of Operations

Net income for the three months ended June 30, 2014 was $409,483 or $0.00 basic earnings per common share, compared to a net income of $396,031 or $0.00 basic earnings per common share, for the same period in 2013. Net income for the six months ended June 30, 2014 was $821,634 or $0.01 basic earnings per common share, compared to a net income of $848,159 or $0.01 basic earnings per common share, for the same period in 2013.

The following table presents our results for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 (amounts in thousands).

			2014-2013				2014-2013
	Three months		Percent	Dollar	Six months		Percent	Dollar
	ended June 30,		Increase	Amount	ended June 30,		Increase	Amount
	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
Interest income	$4,582	$4,576	0.13%	$6	$9,115	$9,179	(0.70)%	$(64)
Interest expense	725	919	(21.11)%	(194)	1,448	1,881	(23.02)%	(433)
Net interest income
before provision for loan loss	3,857	3,657	5.47%	200	7,667	7,298	5.06%	369

Provision for loan loss	350	-	-	350	515	300	71.67%	215

Net interest income after
provision for loan loss	3,507	3,657	(4.10)%	(150)	7,152	6,998	2.20%	154

Total noninterest income	534	697	(23.39)%	(163)	857	1,053	(18.61)%	(196)
Total noninterest expense	3,375	3,702	(8.83)%	(327)	6,676	6,678	(0.03)%	(2)

Income before income taxes	666	652	2.15%	14	1,333	1,373	(2.91)%	(40)

Provision for income taxes	257	256	0.39%	1	511	525	(2.67)%	(14)

Net income	$409	$396	3.28%	$13	$822	$848	(3.07)%	$(26)

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of our earnings. For the three months ended June 30, 2014, net interest income before provision for loan loss, increased approximately $200 thousand or 5.47 percent over the same period of 2013. For the six months ended June 30, 2014, net interest income before provision for loan loss increased $369 thousand or 5.06 percent.

Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities) was 3.71 percent compared to 3.60 percent for the three month periods ended June 30, 2014 and 2013, respectively. The interest rate spread on a tax equivalent basis was 3.72 percent compared to 3.62 percent for the six months periods ended June 30, 2014 and 2013, respectively.

The net interest margin on a tax equivalent basis was 3.89 percent and 3.77 percent for the three month periods ended June 30, 2014 and 2013, respectively. The net interest margin on a tax equivalent basis was 3.90 percent and 3.79 percent for the six month periods ended June 30, 2014 and 2013, respectively.

Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

For the six months period ended June 30, 2014, the Bank’s net interest income has been positively impacted by a reduction in interest expense of the funding of the Bank. The primary savings have been a reduction in the Federal Home Loan Bank balances and a decrease in interest rates on deposit accounts.

The Bank’s loan portfolio yield decreased to 5.80 percent for the three months ended June 30, 2014 compared to 6.00 percent for the three months ended June 30, 2013. Management believes loan yields will continue to see downward pressure during 2014 as customers continue to refinance existing loans and general market conditions. Cornerstone will attempt to increase its outstanding loan balances during 2014 to offset the possible yield reduction.

For the three month period ended June 30, 2014, the Bank’s investment portfolio yield decreased to 1.64 percent compared to 2.13 percent for the same time period in 2013. The decrease in the investment portfolio yield was due to the liquidation of approximately $6.8 million in securities during the second quarter of 2014.

The Bank’s net interest margin increased 11 basis points for the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013. The majority of the increase is due to reduced interest expense relating to decreases in deposit rates and a reduction in FHLB borrowing expense. Management continues to try and adjust the Bank’s balance sheet composition by reducing foreclosed assets and increasing the Bank’s loan balances. Management anticipates continued improvement in the Bank’s net interest margin with the increase in loans and reduction of FHLB advance rates, as they mature, in the next 9 months.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Cornerstone recorded $350 thousand for the three months ended June 30, 2014. There was no provision for loan losses recorded in the three months ended June 30, 2013 due to the amount of loan loss recoveries that were recorded from previous loans that were charged off. For the six months period ended June 30, 2014, the Bank recorded $515 thousand compared to $300 thousand for the same period in 2013.

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

The following table presents the components of noninterest income for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

			2014-2013			2014-2013
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Service charges on deposit accounts	$210	$201	4.48%	$399	$390	2.31%
Net gains on sale of securities	300	425	(29.41)%	403	425	(5.18)%
Net gains on sale of loans and other assets	6	52	(88.46)%	25	202	(87.62)%
Other noninterest income	18	19	(5.26)%	30	36	(16.67)%
Total noninterest income	$534	$697	(23.39)%	$857	$1,053	(18.61)%

Significant matters relating to the changes in noninterest income are presented below:

The Bank sold approximately $6.8 million of securities and recorded a gain of approximately $300 thousand during the second quarter of 2014. For the six months ended June 30, 2014, approximately $9.2 million of securities were sold with a recorded gain of approximately $402 thousand. The Bank chose to liquidate the securities to offset foreclosed asset expense.

During the first six months of 2013, the Bank recorded approximately a $100 thousand fee from the sale of a Small Business Administration ( “SBA”) 7A loan and approximately $88 thousand in gains from the sale of mortgage loans while during the first six months of 2014, the Bank did not sell any SBA loans and the gains from the sale of mortgage loans were approximately $48 thousand.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, net foreclosed assets expense, depository insurance and other operating expense.

The following table presents the components of noninterest expense for the three and six months ended June 30, 2014 and 2013 (dollars in thousands).

			2014-2013			2014-2013
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Salaries and employee benefits	$1,723	$1,623	6.16%	$3,549	$3,220	10.22%
Occupancy and equipment expense	324	340	(4.71)%	633	678	(6.64)%
Foreclosed assets expense, net	363	798	(54.51)%	713	927	(23.09)%
FDIC depository insurance	164	161	1.86%	319	321	(0.62)%
Other operating expense	801	780	2.69%	1,462	1,532	(4.57)%
Total noninterest expense	$3,375	$3,702	(8.83)%	$6,676	$6,678	(0.03)%

Significant matters relating to the changes to noninterest expense are presented below:

Cornerstone’s employee expense increased when comparing both the three and six months ended June 30, 2014 and June 30, 2013. The increase is primarily attributable to the Bank addressing employee wage increases that were not provided for in the past three years. In addition, during the six months ended June 30, 2014, the Bank recorded compensation expense in the amount of $196 thousand for stock grants issued to the Board of Directors and stock options issued to the employees versus none in the first six months of June 2013. Management does not anticipate additional stock grants or stock options to be issued in 2014.

For the six month period ended June 30, 2014, the Bank recorded approximately $713 thousand in foreclosed assets expense compared to approximately $927 thousand during the six months ended June 30, 2013. The decrease in foreclosed asset expense can be attributed to a reduction of approximately $5.9 million in foreclosed assets from June 30, 2013 through June 30, 2014. For the six month period ended June 30, 2014, the majority of the $713 thousand in foreclosed assets expense was comprised of approximately $535 thousand in appraisal write downs and losses incurred on the disposal of foreclosed assets. The Bank incurred approximately $178 thousand in net carrying cost for its foreclosed assets during the six months ended June 30, 2014. A majority of the incremental expense was due to maintenance and repairs of the existing properties. Management anticipates approximately $1.2 million of expense and write-downs on its foreclosed assets during 2014. Management nets the expense and write-downs of other real estate owned against the income generated from income producing real estate to calculate net foreclosed assets expense.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled approximately $432 million as of December 31, 2013. As of June 30, 2014, total consolidated assets had decreased approximately $12 million or 2.85 percent to approximately $420 million.

Liabilities as of June 30, 2014 and December 31, 2013 totaled approximately $380 million and $392 million, respectively.

Stockholders’ equity as of June 30, 2014 and December 31, 2013 totaled approximately $40 million.

Securities-The Bank’s investment portfolio, primarily consisting of collateralized mortgage obligations, mortgage backed securities and municipal securities, amounted to approximately $83 million as of June 30, 2014 compared to approximately $92 million as of December 31, 2013. The primary purposes of the Bank’s investment portfolio is to provide liquidity, satisfy pledging requirements, collateralize the Bank’s repurchase accounts and secure the Bank’s FHLB borrowings.

Loans-The composition of loans at June 30, 2014 and at December 31, 2013 and the percentage of each classification to total loans are summarized in the following table (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage
Owner-occupied	$70,808	24.22%	$65,747	22.72%
All other	71,407	24.42%	64,052	22.13%
Consumer real estate-mortgage	75,603	25.86%	76,315	26.37%
Construction and land development	32,734	11.20%	41,597	14.37%
Commercial and industrial	38,973	13.33%	38,999	13.47%
Consumer and other	2,844	0.97%	2,730	0.94%
Total loans	292,369	100.00%	289,440	100.00%
Less: Allowance for loan losses	(3,330)		(3,203)

Loans, net	$289,039		$286,237

The Bank’s gross loans increased from approximately $276 million as of June 30, 2013 to approximately $292 million as of June 30, 2014 or 5.9 percent. The primary increase was in commercial real estate loans as the Bank’s relationship managers are marketing business loan products to business owners and the demand for business property continues to increase in the Chattanooga market. Management anticipates continued loan growth for the remainder of 2014.

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

During the second quarter of 2014, the Bank recorded $350 thousand in provision expense to the loan loss allowance. The Bank’s net loan charge offs decreased from approximately $1.3 million for the six month period ended June 30, 2013 to approximately $388 thousand for the six month period ended June 30, 2014 or approximately 71 percent. The decrease in net loan charge offs is attributed to the decrease in problem loans. Cornerstone utilizes a ten quarter look-back time frame for its historic loan loss analysis for loan charge-offs and recoveries. Management believes its allowance methodology is consistent with generally accepted accounting principles and interagency policy statements published by the Bank’s regulatory agencies. However, additional provision to the loan loss allowance may be needed in future quarters as the Bank works its problem assets through the collection cycle and as the loan portfolio continues to grow.

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2014 and for the year ended December 31, 2013 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	June 30,	December 31,
	2014	2013
Balance, beginning of period	$3,203	$6,141
Loans charged-off	(880)	(4,709)
Recoveries of loans previously charged-off	492	1,471
Provision for loan losses	515	300
Balance, end of period	$3,330	$3,203

Total loans	$292,369	$289,440

Ratio of allowance for loan losses to loans
outstanding at the end of the period	1.14%	1.11%

Ratio of net charge-offs to total loans
outstanding for the period	0.13%	1.12%

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

The Bank has been able to reduce its non-performing assets over the last twelve months. As of June 30, 2014, the Bank had approximately $15.9 million in non-performing assets. The majority of this amount is comprised of foreclosed assets. The Bank has attempted to be proactive in its approach of minimizing the time a loan is recorded in nonaccrual status. Management has been able to transition loans from nonaccrual into foreclosed assets or, in some limited instances, upgrade the loan to a performing status. Management anticipates additional loans could transition into foreclosed assets in the future. However, management anticipates the balance of foreclosed and non-performing assets overall will continue to reduce as the Bank continues to allocate both financial and human resources towards this objective.

The following table summarizes Cornerstone’s non-performing assets at each quarter end from September 30, 2013 to June 30, 2014 (amounts in thousands):

	June 30,	March 31,	December 31,	September 30,
	2014	2014	2013	2013
Nonaccrual loans	$2,852	$4,779	$3,566	$4,096
Foreclosed assets	12,996	12,559	12,926	14,924
Total non-performing assets	$15,848	$17,338	$16,492	$19,020

30-89 days past due loans	$1,641	$2,193	$5,816	$1,659

Total loans outstanding	$292,369	$292,952	$289,440	$284,181

Allowance for loan losses	$3,330	$3,011	$3,203	$3,159

Ratio of non-performing loans
to total loans outstanding
at the end of the period	0.98%	1.63%	1.23%	1.44%

Ratio of total allowance
for loan losses to nonaccrual
loans at the end of the period	116.76%	63.00%	89.82%	77.12%

The Bank’s nonaccrual balances decreased during the second quarter of 2014 compared to the last three quarters. The nonaccrual loans have decreased from approximately $7 million as of June 30, 2013 to approximately $3 million to June 30, 2014 or approximately 58 percent. Management has attempted to proactively resolve loans that have been classified as nonaccrual when possible. Management anticipates that nonaccrual balances will start to decline even further as the Bank continues to see a decline in the rate of loans being downgraded and management continues to proactively address these loans.

The Bank’s foreclosed assets decreased from approximately $19 million as of June 30, 2013 to approximately $13 million as of June 30, 2014 or approximately 31 percent. The Bank has seen an improvement in the level of interest in its properties by potential buyers and has provided $1.2 million for foreclosed asset expense again in the 2014 budget to decrease foreclosed assets. Management is targeting a net reduction in foreclosed asset levels by approximately $3 million during the remainder of 2014.

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

	June 30, 2014		December 31, 2013
Core funding:	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$65,966	17.5%	$75,206	19.3%
Interest-bearing demand deposits	26,242	6.9%	24,564	6.3%
Savings and money market accounts	82,269	21.7%	86,330	22.2%
Time deposits under $100,000	66,858	17.7%	74,080	19.0%
Total core funding	241,335	63.8%	260,180	66.8%

Non-core funding:
Time deposit of $100,000 or more	$90,078	23.8%	$81,234	20.9%
Fed funds purchased and securities
sold under agreements to repurchase	21,913	5.8%	22,974	5.9%
Federal Home Loan Bank advances	25,000	6.6%	25,000	6.4%
Total non-core funding	136,991	36.2%	129,208	33.2%

Total	$378,326	100.0%	$389,388	100.0%

In 2011, the Bank began to address its reliance on non-core funding. Over the last several years, the Bank has been able to increase the amount of local core deposits. Management continues to evaluate different pricing, product and customer service options to further increase the core-funding position. The Bank has seen a decrease in funds as of June 30, 2014 when compared to December 31, 2013. However, the Bank historically, and in 2013 as well, experiences an increase in overall deposits during December of each year. Finally, the Bank, primarily through its Asset Liability Management Committee, will review the structure and nature of additional Federal Home Loan Bank advances as they mature. Over the next twelve months, the Bank will have $15 million in advances mature. Management anticipates maintaining the level of borrowings from FHLB at approximately $20-$35 million over this time period. However, the Bank will be able to obtain additional advances or substitute the maturing advances with other forms of liability at a significantly lower interest cost than the current interest rates paid on the existing advances.

Capital Resources-At June 30, 2014 and December 31, 2013, Cornerstone’s stockholders’ equity amounted to approximately $40.4 million and $40.1 million, respectively.

The following is a summary of the Bank’s capital ratios as of June 30, 2014:

Tier 1 leverage ratio	8.96%
Tier 1 risk-based capital ratio	12.19%
Total risk-based capital ratio	13.26%

Cornerstone has received permission from the Federal Reserve Bank of Atlanta (the “Federal Reserve”) to pay its scheduled March 31, 2014 dividend on its Series A convertible preferred stock in the amount of $0.625 per share.

Cornerstone paid off approximately $1.7 million in other borrowings on June 30, 2014 to reduce interest expense. The repayment has no effect on liquidity since the borrowing was fully secured by cash.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer and Chief Financial Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014 (the “Evaluation Date”.) Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiary) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

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

Cornerstone Bancshares, Inc.

Date:	August 14, 2014	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President and Chief Executive Officer
(principal executive officer)

Date:	August 14, 2014	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

