Form 10-Q
period 2014-09-30
CORNERSTONE BANCSHARES INC
filed 2014-11-14
CIK 1038773

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to _________

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

Yes ☐  No ☒

As of November 1, 2014 there were 6,627,398 shares of common stock, $1.00 par value per share, issued and outstanding.

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

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
	2014	2013
ASSETS

Cash and due from banks	$1,091,657	$2,149,467
Interest-bearing deposits at other financial institutions	14,783,017	22,702,270
Total cash and cash equivalents	15,874,674	24,851,737

Securities available for sale	78,249,672	92,208,672
Securities held to maturity (fair value $29,643 and $35,027 at September 30, 2014 and December 31, 2013, respectively)	29,374	34,165
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $3,473,954 and $3,203,158 at September 30, 2014 and December 31, 2013, respectively	294,916,467	286,236,578
Bank premises and equipment, net	4,835,378	4,992,449
Accrued interest receivable	1,179,789	977,925
Foreclosed assets	10,993,825	12,925,748
Other assets	4,975,510	7,673,179
Total assets	$413,377,589	$432,223,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$53,615,550	$75,206,540
Interest-bearing demand deposits	25,246,319	24,563,987
Savings deposits and money market accounts	83,109,173	86,329,930
Time deposits	154,342,518	155,313,920
Total deposits	316,313,560	341,414,377

Accrued interest payable	78,425	82,320
Federal funds purchased and securities sold under agreements to repurchase	27,335,750	22,974,117
Federal Home Loan Bank advances and other borrowings	28,000,000	26,740,000
Other liabilities	1,253,778	878,811
Total liabilities	372,981,513	392,089,625

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized;
600,000 shares issued and outstanding in 2014 and 2013	14,946,464	14,892,927
Common stock - $1.00 par value; 20,000,000 shares authorized;
6,709,199 shares issued in 2014 and 2013;
6,627,398 and 6,547,074 shares outstanding in 2014 and 2013, respectively	6,627,398	6,547,074
Additional paid-in capital	21,780,560	21,549,883
Accumulated deficit	(3,050,663)	(3,099,451)
Accumulated other comprehensive income	92,317	243,295
Total stockholders' equity	40,396,076	40,133,728
Total liabilities and stockholders' equity	$413,377,589	$432,223,353

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$4,167,994	$4,293,583	$12,488,587	$12,514,688
Securities and interest-bearing deposits at other financial institutions	327,135	457,299	1,104,132	1,379,322
Federal funds sold	7,129	9,510	24,404	45,515
Total interest income	4,502,258	4,760,392	13,617,123	13,939,525

INTEREST EXPENSE
Time deposits	352,255	445,397	1,093,282	1,365,993
Other deposits	89,574	117,327	232,613	386,791
Federal funds purchased and securities sold under agreements to repurchase	18,983	21,435	58,264	56,258
Federal Home Loan Bank advances and other borrowings	230,915	284,882	755,526	941,269
Total interest expense	691,727	869,041	2,139,685	2,750,311

Net interest income before provision for loan losses	3,810,531	3,891,351	11,477,438	11,189,214
Provision for loan losses	-	-	515,000	300,000
Net interest income after provision for loan losses	3,810,531	3,891,351	10,962,438	10,889,214

NONINTEREST INCOME
Customer service fees	214,761	218,304	613,210	608,087
Net gains from sale of securities	169,037	-	571,510	424,971
Net gains from sale of loans and other assets	106,906	39,164	132,349	240,746
Other noninterest income	13,062	12,500	43,498	48,968
Total noninterest income	503,766	269,968	1,360,567	1,322,772

NONINTEREST EXPENSE
Salaries and employee benefits	1,702,352	1,619,030	5,251,839	4,838,822
Net occupancy and equipment expense	314,976	333,850	947,894	1,011,335
Depository insurance	162,798	161,956	481,641	482,920
Foreclosed assets, net	688,124	381,847	1,400,616	1,308,995
Other operating expenses	790,856	967,888	2,253,090	2,500,107
Total noninterest expenses	3,659,106	3,464,571	10,335,080	10,142,179

Income before income tax expense	655,191	696,748	1,987,925	2,069,807
Income tax expense	249,500	268,200	760,600	793,100

Net income	405,691	428,548	1,227,325	1,276,707

Preferred stock dividend requirements	375,000	375,000	1,125,000	1,125,000
Accretion on preferred stock discount	17,846	17,845	53,537	53,535

Net income available to common shareholders	$12,845	$35,703	$48,788	$98,172

EARNINGS PER COMMON SHARE
Basic	$-	$0.01	$0.01	$0.01
Diluted	$-	$0.01	$0.01	$0.01

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$-

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Unaudited
	Three Months Ended
	September 30
	2014	2013
Net income	$405,691	$428,548

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period, net of tax (expense) benefit of $(37,530) and $104,336 in 2014 and 2013, respectively	61,233	(170,234)

Reclassification adjustment for gains included in net income, net of tax expense of $64,234 in 2014	(104,803)	-

Total other comprehensive loss	(43,570)	(170,234)

Comprehensive income	$362,121	$258,314

	Unaudited
	Nine Months Ended
	September 30
	2014	2013
Net income	$1,227,325	$1,276,707

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period, net of tax (expense) benefit of $(124,639) and $531,464 in 2014 and 2013, respectively	203,359	(867,126)

Reclassification adjustment for gains include in net income, net of tax expense of $217,173 and $161,489 in 2014 and 2013, respectively	(354,337)	(263,482)

Total other comprehensive loss	(150,978)	(1,130,608)

Comprehensive income	$1,076,347	$146,099

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity - Unaudited

For the Nine Months Ended September 30, 2014

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Equity

BALANCE, December 31, 2013	$14,892,927	$6,547,074	$21,549,883	$(3,099,451)	$243,295	$40,133,728

Stock compensation expense	-	-	120,000	-	-	120,000

Issuance of common stock, 80,324 shares	-	80,324	110,677	-	-	191,001

Preferred stock dividends paid	-	-	-	(1,125,000)	-	(1,125,000)

Accretion on preferred stock	53,537	-	-	(53,537)	-	-

Net income	-	-	-	1,227,325	-	1,227,325

Unrealized holding losses on securities available for sale, net of reclassification adjustment	-	-	-	-	(150,978)	(150,978)

BALANCE, September 30, 2014
	$14,946,464	$6,627,398	$21,780,560	$(3,050,663)	$92,317	$40,396,076

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,227,325	$1,276,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	340,115	295,836
Provision for loan losses	515,000	300,000
Stock compensation expense	120,000	96,793
Gain on sale of securities	(571,510)	(424,971)
Net gains on sales of loans and other assets	(132,349)	(240,746)
Changes in other operating assets and liabilities:
Accrued interest receivable	(201,864)	(8,063)
Accrued interest payable	(3,895)	(20,429)
Other assets and liabilities	1,830,515	1,509,377
Net cash provided by operating activities	3,123,337	2,784,504

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security sales, maturities, and paydowns:
Securities available for sale	17,829,552	29,187,978
Securities held to maturity	4,824	8,354
Purchase of securities available for sale	(3,603,228)	(49,745,656)
Distribution from equity investment	2,389,971	-
Loan originations and principal collections, net	(9,023,324)	(11,836,658)
Purchase of bank premises and equipment	(122,404)	(17,734)
Proceeds from the sale of bank premises and equipment and foreclosed assets	837,392	6,098,875
Net cash provided by (used in) investing activities	8,312,783	(26,304,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(25,100,817)	(4,124,305)
Net increase in federal funds purchased and securities sold under agreements to repurchase	4,361,633	921,268
Net proceeds from (repayments of) Federal Home Loan Bank advances and other borrowings	1,260,000	(10,435,000)
Payment of dividends on preferred stock	(1,125,000)	(1,058,893)
Issuance of common stock	191,001	77,019
Net cash used in financing activities	(20,413,183)	(14,619,911)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,977,063)	(38,140,248)

CASH AND CASH EQUIVALENTS, beginning of period	24,851,737	59,395,238

CASH AND CASH EQUIVALENTS, end of period	$15,874,674	$21,254,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,143,580	$2,770,740
Cash paid during the period for taxes	402,087	755,820

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$1,316,064	$1,604,806
Financed sales of foreclosed assets	1,410,550	3,939,495

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

Interim Financial Information (Unaudited)-The financial information in this report for September 30, 2014 and September 30, 2013 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2013 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in April of 2014. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers." This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and most industry-specific guidance throughout the Industry Topics of Codification. This update is effective for annual and interim periods beginning after December 15, 2016. Cornerstone does not believe this update will have a significant impact on the consolidated financial statements.

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three and nine month periods ended September 30, 2014 and September 30, 2013.

	Three Months Ended September 30,
	2014	2013
Net income available to common shareholders	$12,845	$35,703
Weighted average common shares outstanding	6,627,398	6,547,074
Effect of dilutive stock options	216,409	145,508
Diluted shares	6,843,807	6,692,582
Basic earnings per common share	$0.00	$0.01
Diluted earnings per common share	$0.00	$0.01

	Nine Months Ended September 30,
	2014	2013
Net income available to common shareholders	$48,788	$98,172
Weighted average common shares outstanding	6,609,975	6,547,074
Effect of dilutive stock options	180,197	127,453
Diluted shares	6,790,172	6,674,527
Basic earnings per common share	$0.01	$0.01
Diluted earnings per common share	$0.01	$0.01

For the three and nine months ended September 30, 2014 and 2013, the effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share because the exercise price of such options is higher than the market price. There are 222,435 and 503,075 antidilutive stock options as of September 30, 2014 and 2013, respectively.

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by the FASB, applies the fair value recognition provisions of ASC 718, “Compensation –Stock Compensation.” For the nine month period ended September 30, 2014, $120,000 in compensation cost was charged to earnings related to the vested incentive stock options.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock. The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant. The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The incentive stock options vest 30 percent on the second anniversary of the grant date, 60 percent on the third anniversary of the grant date and 100 percent on the fourth anniversary of the grant date, and the non-qualified stock options vest 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. The options expire ten years from the grant date. At September 30, 2014, the total remaining compensation cost to be recognized on non-vested options is approximately $686,000.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the status of these stock option plans is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2013	810,825	$3.51	6.5 Years	$257,570
Granted	207,000	2.40	9.4 Years
Exercised	-	-
Forfeited	(73,640)	5.05
Outstanding at September 30, 2014	944,185	$3.15	7.0 Years	$724,080
Options exercisable at September 30, 2014	345,485	$4.89

Board of Directors Plan- Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of common stock. Only non-qualified stock options may be granted under the Plan. In addition, members of the Board of Directors can be issued options under the Cornerstone 2002 Long-Term Incentive Plan to purchase up to 1,200,000 shares of Cornerstone stock. The options available for issuance to Board members under the 2002 Long-Term Incentive Plan are shared with officers and employees of Cornerstone. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years, at which point they expire. Vesting for options granted are 50% on each of the first and second anniversary of the grant date with full vesting occurring at the second anniversary date. At September 30, 2014, the total remaining compensation cost to be recognized on non-vested options is approximately $146,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2013	190,250	$3.07	6.9 Years	$64,800
Granted	80,000	2.40	9.4 Years
Exercised	-	-
Forfeited	(16,000)	5.44
Outstanding at September 30, 2014	254,250	$2.71	7.6 Years	$197,850
Options exercisable at September 30, 2014	151,750	$2.93

The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2014 was $1.30. This was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	8.5 Years
Expected volatility	45.73%
Risk-free interest rate	2.32%

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held to maturity at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities available-for-sale:
U.S. Government agencies	$665,442	$1,129	$-	$666,571

State and municipal securities	8,531,200	379,818	(9,352)	8,901,666

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	5,007,711	28,201	(2,176)	5,033,736

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	63,878,188	103,753	(334,242)	63,647,699

	$78,082,541	$512,901	$(345,770)	$78,249,672

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	$29,374	$269	$-	$29,643

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities available-for-sale:
U.S. Government agencies	$3,433,216	$48,119	$-	$3,481,335

State and municipal securities	14,908,761	425,021	(84,544)	15,249,238

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	7,047,076	85,203	-	7,132,279

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	66,408,975	205,025	(268,180)	66,345,820

	$91,798,028	$763,368	$(352,724)	$92,208,672

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	$34,165	$862	$-	$35,027

At September 30, 2014, securities with a fair value totaling approximately $69.8 million were pledged to secure public funds, securities sold under agreements to repurchase, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Home Loan Bank.

For the nine months ended September 30, 2014 and 2013, there were available-for-sale securities sold with proceeds totaling $11,303,167 and $5,328,170, respectively, which resulted in gross gains realized of $571,510 and $424,971, respectively. For the three months ended September 30 2014, there were available-for-sale securities sold with proceeds totaling $2,074,000 which resulted in gross gains realized of $169,037. For the three months ended September 30, 2013, there were no securities sold.

The amortized cost and estimated market value of securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due from one year to five years	899,608	941,779	-	-
Due from five years to ten years	2,273,458	2,377,974	-	-
Due after ten years	6,023,576	6,248,484	-	-
	9,196,642	9,568,237	-	-

Mortgage-backed securities	68,885,899	68,681,435	29,374	29,643

	$78,082,541	$78,249,672	$29,374	$29,643

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of September 30, 2014 and as of December 31, 2013:

	As of September 30, 2014
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

State and municipal securities	$-	$-	$1,186,827	$(9,352)	$1,186,827	$(9,352)

Residential mortgage guaranteed by GNMA or FNMA	1,378,605	(2,176)	-	-	1,378,605	(2,176)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	4,791,083	(12,038)	42,589,031	(322,204)	47,380,114	(334,242)
	$6,169,688	$(14,214)	$43,775,858	$(331,556)	$49,945,546	$(345,770)

	As of December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

State and municipal securities	$3,025,250	$(84,544)	$-	$-	$3,025,250	$(84,544)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	27,782,942	(221,827)	8,761,049	(46,353)	36,543,991	(268,180)
	$30,808,192	$(306,371)	$8,761,049	$(46,353)	$39,569,241	$(352,724)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at September 30, 2014 or December 31, 2013.

At September 30, 2014 and December 31, 2013, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

State and municipal securities: At September 30, 2014, two investments in obligations of state and municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be until maturity, the Bank does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

Mortgage-backed securities: At September 30, 2014, nineteen investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at September 30, 2014.

Note 4. Loans and Allowance for Loan Losses

At September 30, 2014 and December 31, 2013, loans are summarized as follows (in thousands):

	September 30,	December 31,
	2014	2013
Commercial real estate-mortgage:
Owner-occupied	$71,986	$65,747
All other	72,163	64,052
Consumer real estate-mortgage	75,651	76,315
Construction and land development	32,547	41,597
Commercial and industrial	43,253	38,999
Consumer and other	2,790	2,730
Total loans	298,390	289,440
Less: Allowance for loan losses	(3,474)	(3,203)

Loans, net	$294,916	$286,237

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

The composition of loans by loan classification for impaired and performing loan status at September 30, 2014 and December 31, 2013, is summarized in the tables below (amounts in thousands):

September 30, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$138,921	$73,195	$32,184	$41,805	$2,790	$288,895
Impaired loans	5,228	2,456	363	1,448	-	9,495
Total	$144,149	$75,651	$32,547	$43,253	$2,790	$298,390

December 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$121,817	$72,868	$41,228	$37,007	$2,730	$275,650
Impaired loans	7,982	3,447	369	1,992	- .	13,790
Total	$129,799	$76,315	$41,597	$38,999	$2,730	$289,440

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of September 30, 2014 and December 31, 2013 (amounts in thousands):

September 30, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$1,258	$1,302	$27	$425	$73	$3,085
Impaired loans	259	34	-	96	-	389
Total	$1,517	$1,336	$27	$521	$73	$3,474

December 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$1,051	$927	$319	$297	$45	$2,639
Impaired loans	498	11	-	55	-	564
Total	$1,549	$938	$319	$352	$45	$3,203

The following tables detail the changes in the allowance for loan losses for the nine month period ending September 30, 2014 and year ending December 31, 2013, by loan classification (amounts in thousands):

September 30, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,549	$938	$319	$352	$45	$3,203
Charged-off loans	(432)	(767)	(31)	(75)	(44)	(1,349)
Recovery of charge-offs	138	307	576	45	39	1,105
Provision for (reallocation of) loan losses	262	858	(837)	199	33	515
Ending balance	$1,517	$1,336	$27	$521	$73	$3,474

December 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$2,549	$1,528	$1,241	$809	$14	$6,141
Charged-off loans	(1,879)	(842)	(1,193)	(699)	(96)	(4,709)
Recovery of charge-offs	68	241	1,058	99	5	1,471
Provision for (reallocation of) loan losses	811	11	(787)	143	122	300
Ending balance	$1,549	$938	$319	$352	$45	$3,203

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of September 30, 2014 and December 31, 2013 (amounts in thousands):

September 30, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$135,399	$70,489	$31,840	$38,333	$2,790	$278,851
Special mention	3,158	1,660	269	3,312	-	8,399
Substandard	5,592	3,502	438	1,608	-	11,140
	$144,149	$75,651	$32,547	$43,253	$2,790	$298,390

December 31, 2013	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$119,398	$67,444	$40,850	$33,394	$2,730	$263,816
Special mention	3,538	3,536	73	3,468	-	10,615
Substandard	6,863	5,335	674	2,137	-	15,009
	$129,799	$76,315	$41,597	$38,999	$2,730	$289,440

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of September 30, 2014 and December 31, 2013 (amounts in thousands):

				For the quarter ended
	At September 30, 2014			September 30, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$4,797	$4,839	$-	$5,225	$182
Consumer real estate – mortgage	1,806	1,821	-	1,991	89
Construction and land development	362	375	-	366	18
Commercial and industrial	1,104	1,147	-	1,318	32
Total	8,069	8,182	-	8,900	321

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	431	440	259	725	18
Consumer real estate – mortgage	650	831	34	908	32
Construction and land development	-	-	-	-	-
Commercial and industrial	345	345	96	379	33
Total	1,426	1,616	389	2,012	83

Total impaired loans	$9,495	$9,798	$389	$10,912	$404

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

				For the year ended
	At December 31, 2013			December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$5,786	$5,854	$-	$4,657	$340
Consumer real estate – mortgage	2,177	2,202	-	2,669	96
Construction and land development	369	383	-	358	23
Commercial and industrial	1,563	1,621	-	1,857	60
Total	9,895	10,060	-	9,541	519

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	2,196	2,285	498	4,869	118
Consumer real estate – mortgage	1,270	1,281	11	1,353	90
Construction and land development	-	-	-	177	-
Commercial and industrial	429	430	55	597	53
Total	3,895	3,996	564	6,996	261

Total impaired loans	$13,790	$14,056	$564	$16,537	$780

The following tables present an aged analysis of past due loans as of September 30, 2014 and December 31, 2013 (amounts in thousands):

September 30, 2014	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$746	$-	$320	$1,066	$70,920	$71,986
All other	30	-	-	30	72,133	72,163
Consumer real estate-mortgage	853	-	1,979	2,832	72,819	75,651
Construction and land development	407	-	42	449	32,098	32,547
Commercial and industrial	808	-	1,259	2,067	41,186	43,253
Consumer and other	2	-	-	2	2,788	2,790
Total	$2,846	$-	$3,600	$6,446	$291,944	$298,390

December 31, 2013	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$678	$-	$838	$1,516	$64,231	$65,747
All other	867	-	44	911	63,141	64,052
Consumer real estate-mortgage	419	-	1,006	1,425	74,890	76,315
Construction and land development	50	-	47	97	41,500	41,597
Commercial and industrial	201	-	1,631	1,832	37,167	38,999
Consumer and other	35	-	-	35	2,695	2,730
Total	$2,250	$-	$3,566	$5,816	$283,624	$289,440

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur. At September 30, 2014 and December 31, 2013, the Bank has loans of approximately $4,802,000 and $5,753,000, respectively, that were modified in troubled debt restructurings. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral or other similar strategies.

There was one commercial real estate-mortgage loan with a pre-modification and post-modification outstanding recorded investment of $480,000 that was modified as a troubled debt restructuring during the nine month period ended September 30, 2014.

The following table presents a summary of loans that were modified as troubled debt restructurings during the nine month period ended September 30, 2013 (amounts in thousands):

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
September 30, 2013	Number of Contracts	Investment	Investment

Commercial real estate-mortgage	2	$2,073	$2,073
Consumer real estate-mortgage	1	66	66
Construction and land development	3	898	898
Commercial and industrial	3	2,389	2,389

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at September 30, 2014 is as follows:

Commitments to extend credit	$46.7 million
Standby letters of credit	$305 thousand

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at September 30, 2014 will not have a material effect on Cornerstone’s consolidated financial statements.

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Level 3 - Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments. There have been no changes in the methodologies used at September 30, 2014 and December 31, 2013.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2014, substantially all of the total impaired loans were evaluated based on the fair value of collateral. The remaining impaired loans were evaluated based on a discounted cash flow methodology. In accordance with ASC Topic 820, these impaired loans with a valuation allowance require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, Cornerstone records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or is based on a discounted cash flow methodology and there is no observable market price, Cornerstone records the impaired loan as nonrecurring Level 3. At December 31, 2013, impaired loans were evaluated based on the fair value of collateral and on the discounted cash flow methodology.

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

Federal funds purchased and securities sold under agreements to repurchase:

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

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Debt securities available-for-sale:

U.S. Government agencies	$666,571	$-	$666,571	$-
State and municipal securities	8,901,666	-	8,901,666	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	5,033,736	-	5,033,736	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	63,647,699	-	63,647,699	-

Total securities available-for-sale	$78,249,672	$-	$78,249,672	$-

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Debt securities available-for-sale:

U.S. Government agencies	$3,481,335	$-	$3,481,335	$-
State and municipal securities	15,249,238	-	15,249,238	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	7,132,279	-	7,132,279	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	66,345,820	-	66,345,820	-

Total securities available-for-sale	$92,208,672	$-	$92,208,672	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at September 30, 2014 and December 31, 2013 for which a nonrecurring change in fair value was recorded (amounts in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,037	$-	$1,023	$14
Foreclosed assets	10,994	-	10,994	-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,331	$-	$891	$2,440
Foreclosed assets	12,926	-	12,926	-

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans include impaired loans held for investment for which an allowance for loan losses has been calculated based upon the fair value of the loans at September 30, 2014 and December 31, 2013.

The carrying amount and estimated fair value of Cornerstone's financial instruments at September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$15,875	$15,875	$24,852	$24,852
Securities	78,279	78,279	92,243	92,244
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	294,916	295,369	286,237	287,411
Accrued interest receivable	1,180	1,180	978	978

Liabilities:
Noninterest-bearing demand deposits	53,616	53,616	75,207	75,207
Interest-bearing demand deposits	25,246	25,246	24,564	24,564
Savings deposits and money market accounts	83,109	83,109	86,330	86,330
Time deposits	154,343	155,652	155,314	156,698
Federal funds purchased and securities sold under agreements to repurchase	27,336	27,336	22,974	22,974
Federal Home Loan Bank advances and other borrowings	28,000	28,389	26,740	27,449
Accrued interest payable	78	78	82	82

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Three months ended
(Amounts in thousands)	September 30
Assets	2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$295,566	$4,168	5.59%	$281,341	$4,294	6.05%
Investment securities	84,524	327	1.64%	104,261	457	1.89%
Other earning assets	14,066	7	0.20%	14,937	9	0.24%
Total earning assets	394,156	$4,502	4.55%	400,539	$4,760	4.75%
Allowance for loan losses	(3,489)			(3,933)
Cash and other assets	25,580			34,462
TOTAL ASSETS	$416,247			$431,068

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$25,784	$10	0.16%	$25,388	$10	0.16%
Savings deposits	14,105	4	0.10%	12,858	7	0.22%
MMDA's	72,628	76	0.42%	78,715	100	0.50%
Time deposits	155,184	352	0.90%	166,401	445	1.06%
Federal funds purchased and securities
sold under agreements to repurchase	21,445	19	0.35%	25,102	22	0.34%
Federal Home Loan Bank and other borrowings	31,161	231	2.94%	29,012	285	3.90%
Total interest-bearing liabilities	320,307	692	0.86%	337,476	869	1.02%
Net interest spread		$3,810	3.69%		$3,891	3.73%
Noninterest-bearing demand deposits	54,400			51,727
Accrued expenses and other liabilities	1,060			1,483
Shareholders' equity	40,480			40,382
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$416,247			$431,068
Net yield on earning assets			3.86%			3.89%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		22			39
Total adjustment		22			39

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Nine months ended
(Amounts in thousands)	September 30
Assets		2014			2013
	Average	Income/	Yield/	Average	Income/	Yield/
Earning assets:	Balance	Expense	Rate	Balance	Expense	Rate
Loans, net of unearned income	$293,159	$12,489	5.70%	$276,606	$12,515	6.05%
Investment securities	91,147	1,104	1.76%	97,786	1,379	2.10%
Other earning assets	13,855	24	0.24%	23,232	45	0.26%
Total earning assets	398,161	$13,617	4.60%	397,624	$13,939	4.74%
Allowance for loan losses	(3,237)			(5,053)
Cash and other assets	28,198			36,808
TOTAL ASSETS	$423,122			$429,379

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$27,398	$30	0.15%	$26,477	$46	0.23%
Savings deposits	14,841	11	0.10%	12,235	22	0.24%
MMDA's	67,916	192	0.38%	76,729	319	0.56%
Time deposits	158,560	1,093	0.92%	167,406	1,366	1.09%
Federal funds purchased and securities sold under agreements to repurchase	21,862	58	0.36%	22,330	56	0.34%
Federal Home Loan Bank and other borrowings	30,198	756	3.34%	31,142	941	4.04%
Total interest-bearing liabilities	320,775	2,140	0.89%	336,319	2,750	1.09%
Net interest spread		$11,477	3.71%		$11,189	3.65%
Noninterest-bearing demand deposits	60,970			50,338
Accrued expenses and other liabilities	831			1,865
Shareholders' equity	40,546			40,857
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$423,122			$429,379
Net yield on earning assets			3.89%			3.81%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		94			156
Total adjustment		94			156

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

The following is a discussion of Cornerstone’s financial condition at September 30, 2014 and December 31, 2013 and our results of operations for the three months and nine months ended September 30, 2014 and 2013. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

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

Review of Financial Performance

As of September 30, 2014, Cornerstone had total consolidated assets of approximately $413 million, total loans of approximately $298 million, total securities of approximately $78 million, total deposits of approximately $ 316 million and stockholders’ equity of approximately $40 million. Net income for the three and nine month period ended September 30, 2014 totaled $405,691 and $1,227,325, respectively.

Results of Operations

Net income for the three months ended September 30, 2014 was $405,691 or $0.00 basic earnings per common share, compared to a net income of $428,548 or $0.00 basic earnings per common share for the same period in 2013. Net income for the nine months ended September 30, 2014 was $1,227,325 or $0.01 basic earnings per common share, compared to a net income of $1,276,707 or $0.01 basic earnings per common share for the same period in 2013.

The following table presents our results for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 (amounts in thousands).

			2014-2013				2014-2013
	Three months		Percent	Dollar	Nine months		Percent	Dollar
	ended September 30,		Increase	Amount	ended September 30,		Increase	Amount
	2014	2013	(Decrease)	Change	2014	2013	(Decrease)	Change
Interest income	$4,502	$4,760	(5.42)%	$(258)	$13,617	$13,939	(2.31)%	$(322)
Interest expense	692	869	(20.37)%	(177)	2,140	2,750	(22.18)%	(610)
Net interest income
before provision for loan loss	3,810	3,891	(2.08)%	(81)	11,477	11,189	2.57%	288

Provision for loan loss	-	-	-	-	515	300	71.67%	215

Net interest income after
provision for loan loss	3,810	3,891	(2.08)%	(81)	10,962	10,889	0.67%	73

Total noninterest income	504	270	86.67%	234	1,361	1,323	2.87%	38
Total noninterest expense	3,659	3,464	5.60%	195	10,335	10,142	1.90%	193

Income before income taxes	655	697	(6.03)%	(42)	1,988	2,070	(3.96)%	(82)

Provision for income taxes	249	268	(7.09)%	(19)	761	793	(4.04)%	(32)

Net income	$406	$429	(5.36)%	$(23)	$1,227	$1,277	(3.92)%	$(50)

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of our earnings. For the three months ended September 30, 2014, net interest income before provision for loan loss, decreased approximately $81 thousand or 2.08 percent over the same period of 2013. For the nine months ended September 30, 2014, net interest income before provision for loan loss increased $288 thousand or 2.57 percent.

Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities) was 3.69 percent compared to 3.73 percent for the three month periods ended September 30, 2014 and 2013, respectively. The interest rate spread on a tax equivalent basis was 3.71 percent compared to 3.65 percent for the nine months periods ended September 30, 2014 and 2013, respectively.

The net interest margin on a tax equivalent basis was 3.86 percent and 3.89 percent for the three month periods ended September 30, 2014 and 2013, respectively. The net interest margin on a tax equivalent basis was 3.89 percent and 3.81 percent for the nine month periods ended September 30, 2014 and 2013, respectively.

Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

For the nine month period ended September 30, 2014, the Bank’s net interest income has been positively impacted by a reduction in interest expense of the funding of the Bank. The primary savings have been a reduction in the Federal Home Loan Bank (FHLB) balances and a decrease in interest rates on deposit accounts.

The Bank’s loan portfolio yield decreased to 5.59 percent for the three months ended September 30, 2014 compared to 6.05 percent for the three months ended September 30, 2013. Management believes loan yields will continue to see downward pressure during 2014 as customers continue to refinance existing loans due to general market conditions with a low interest rate environment. Cornerstone will attempt to increase its outstanding loan balances during 2014 to offset the possible yield reduction.

For the three month period ended September 30, 2014, the Bank’s investment portfolio yield decreased to 1.64 percent compared to 1.89 percent for the same time period in 2013. The decrease in the investment portfolio yield was due to the liquidation of approximately $2.1 million in higher yielding securities during the third quarter of 2014.

The Bank’s net interest margin increased 8 basis points for the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013. The majority of the increase is due to reduced interest expense relating to decreases in deposit rates and a reduction in FHLB borrowing expense. Management continues to try and adjust the Bank’s balance sheet composition by reducing foreclosed assets and increasing the Bank’s loan balances. Management anticipates continued improvement in the Bank’s net interest margin with the increase in loans and reduction of FHLB advance rates, as they mature, in the next five months.

Cornerstone paid off approximately $1.7 million in other borrowings on June 30, 2014 to reduce interest expense. The repayment has no effect on liquidity since the borrowing was fully secured by cash.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. There was no provision for loan losses recorded in the three months ended September 30, 2014 due to the amount of loan loss recoveries that were recorded from previous loans that were charged off. Additionally, Cornerstone recorded no provision for the three months ended September 30, 2013. For the nine months period ended September 30, 2014, the Bank recorded $515 thousand of provision compared to $300 thousand for the same period in 2013.

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

The following table presents the components of noninterest income for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

			2014-2013			2014-2013
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Service charges on deposit accounts	$215	$218	(1.38)%	$613	$608	0.82%
Net gains on sale of securities	169	-	-	572	425	34.59%
Net gains on sale of loans and other assets	107	39	174.36%	132	241	(45.23)%
Other noninterest income	13	13	-	44	49	(10.20)%
Total noninterest income	$504	$270	86.67%	$1,361	$1,323	2.87%

Significant matters relating to the changes in noninterest income are presented below:

The Bank sold approximately $2.1 million of securities and recorded a gain of approximately $169 thousand during the third quarter of 2014. For the nine months ended September 30, 2014, approximately $11.3 million of securities were sold with a recorded gain of approximately $572 thousand. The Bank chose to liquidate the securities to offset foreclosed asset expense.

During the first nine months of 2013, the Bank recorded approximately $111 thousand in a gain from the sale of a Small Business Administration ( “SBA”) 7A loan and approximately $128 thousand in gains from the sale of mortgage loans while during the first nine months of 2014, the Bank recorded approximately $77 thousand in a gain from the sale of an SBA loan and approximately $77 thousand from gains from the sale of mortgage loans coupled with approximately $22 thousand loss on sale of other assets.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, net foreclosed assets expense, depository insurance and other operating expense.

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands).

			2014-2013			2014-2013
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Salaries and employee benefits	$1,702	$1,619	5.13%	$5,251	$4,839	8.51%
Occupancy and equipment expense	315	334	(5.69)%	948	1,011	(6.23)%
Foreclosed assets expense, net	688	382	80.10%	1,401	1,309	7.03%
FDIC depository insurance	163	162	0.62%	482	483	(0.21)%
Other operating expense	791	967	(18.20)%	2,253	2,500	(9.88)%
Total noninterest expense	$3,659	$3,464	5.63%	$10,335	$10,142	1.90%

Significant matters relating to the changes to noninterest expense are presented below:

Cornerstone’s employee expense increased when comparing both the three and nine months ended September 30, 2014 and September 30, 2013. The increase is primarily attributable to the Bank addressing employee wage increases that were not provided for in the past three years. In addition, during the nine months ended September 30, 2014, the Bank recorded compensation expense in the amount of $196 thousand for stock grants issued to the Board of Directors and stock options issued to the employees versus none in the first nine months of September 2013. Management does not anticipate additional stock grants or stock options to be issued in 2014.

For the nine month period ended September 30, 2014, the Bank recorded approximately $1.4 million in foreclosed assets expense compared to approximately $1.3 million during the nine months ended September 30, 2013. The increase in foreclosed asset expense can be attributed to a strategy to reduce foreclosed assets. For the nine month period ended September 30, 2014, the majority of the $1.4 million in foreclosed assets expense was comprised of approximately $1.0 million in appraisal write downs and losses incurred on the disposal of foreclosed assets. The Bank incurred approximately $361 thousand in net carrying cost for its foreclosed assets during the nine months ended September 30, 2014. A majority of the incremental expense was due to maintenance and repairs of the existing properties. Management anticipates approximately $1.9 million of expense, write-downs and losses on disposal of its foreclosed assets during 2014. Management nets the expense and write-downs of foreclosed assets against the income generated from income producing real estate to calculate net foreclosed assets expense.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled approximately $432 million as of December 31, 2013. As of September 30, 2014, total consolidated assets had decreased approximately $19 million or 4.36 percent to approximately $413 million.

Liabilities as of September 30, 2014 and December 31, 2013 totaled approximately $373 million and $392 million, respectively.

Stockholders’ equity as of September 30, 2014 and December 31, 2013 totaled approximately $40 million.

Securities-The Bank’s investment portfolio, primarily consisting of collateralized mortgage obligations, mortgage backed securities and municipal securities, amounted to approximately $78 million as of September 30, 2014 compared to approximately $92 million as of December 31, 2013. The primary purposes of the Bank’s investment portfolio is to provide earniings, liquidity, satisfy pledging requirements, collateralize the Bank’s repurchase accounts and secure the Bank’s FHLB borrowings.

Loans-The composition of loans at September 30, 2014 and at December 31, 2013 and the percentage of each classification to total loans are summarized in the following table (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage
Owner-occupied	$71,986	24.12%	$65,747	22.72%
All other	72,163	24.18%	64,052	22.13%
Consumer real estate-mortgage	75,651	25.35%	76,315	26.37%
Construction and land development	32,547	10.91%	41,597	14.37%
Commercial and industrial	43,253	14.50%	38,999	13.47%
Consumer and other	2,790	0.94%	2,730	0.94%
Total loans	298,390	100.00%	289,440	100.00%
Less: Allowance for loan losses	(3,474)		(3,203)

Loans, net	$294,916		$286,237

The Bank’s gross loans increased from approximately $284 million as of September 30, 2013 to approximately $298 million as of September 30, 2014 or 4.9 percent. The primary increase was in commercial real estate loans as the Bank’s relationship managers are marketing business loan products to business owners and the demand for business property continues to increase in the Chattanooga market. Management anticipates continued loan growth for the remainder of 2014.

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

During the nine months ended September 30, 2014, the Bank recorded $515 thousand in provision expense to the loan loss allowance. The Bank’s loan charge-offs decreased from approximately $4.5 million for the nine month period ended September 30, 2013 to approximately $1.3 million for the nine month period ended September 30, 2014 or approximately 71 percent. The decrease in loan charge-offs is attributed to the decrease in problem loans. Cornerstone utilizes a ten quarter look-back time frame for its historic loan loss analysis for loan charge-offs and recoveries. Management believes its allowance methodology is consistent with generally accepted accounting principles and interagency policy statements published by the Bank’s regulatory agencies. However, additional provision to the loan loss allowance may be needed in future quarters as the Bank works its problem assets through the collection cycle and as the loan portfolio continues to grow.

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2014 and for the year ended December 31, 2013 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	September 30,	December 31,
	2014	2013
Balance, beginning of period	$3,203	$6,141
Loans charged-off	(1,349)	(4,709)
Recoveries of loans previously charged-off	1,105	1,471
Provision for loan losses	515	300
Balance, end of period	$3,474	$3,203

Total loans	$298,390	$289,440

Ratio of allowance for loan losses to loans outstanding at the end of the period	1.16%	1.11%

Ratio of net charge-offs to total loans outstanding for the period	0.08%	1.12%

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

The Bank has been able to reduce its non-performing assets over the last twelve months. As of September 30, 2014, the Bank had approximately $14.6 million in non-performing assets. The majority of this amount is comprised of foreclosed assets. The Bank has attempted to be proactive in its approach of minimizing the time a loan is recorded in nonaccrual status. Management has been able to transition loans from nonaccrual into foreclosed assets or, in some limited instances, upgrade the loan to a performing status. Management anticipates additional loans could transition into foreclosed assets in the future. However, management anticipates the balance of foreclosed and non-performing assets overall will continue to reduce as the Bank continues to allocate both financial and human resources towards this objective.

The following table summarizes Cornerstone’s non-performing assets at each quarter end from December 31, 2013 to September 30, 2014 (amounts in thousands):

	September 30,	June 30,	March 31,	December 31,
	2014	2014	2014	2013
Nonaccrual loans	$3,600	$2,852	$4,779	$3,566
Foreclosed assets	10,994	12,996	12,559	12,926
Total non-performing assets	$14,594	$15,848	$17,338	$16,492

30-89 days past due loans	$2,846	$1,641	$2,193	$5,816

Total loans outstanding	$298,390	$292,369	$292,952	$289,440

Allowance for loan losses	$3,474	$3,330	$3,011	$3,203

Ratio of non-performing loans to total loans outstanding at the end of the period	1.21%	0.98%	1.63%	1.23%

Ratio of total allowance for loan losses to nonaccrual loans at the end of the period	96.50%	116.76%	63.00%	89.82%

The Bank’s total non-performing asset balances decreased during the third quarter of 2014 compared to the last three quarters. The nonaccrual loans have decreased from approximately $4.1 million as of September 30, 2013 to approximately $3.6 million to September 30, 2014 or approximately 12 percent. Management has attempted to proactively resolve loans that have been classified as nonaccrual when possible. Management anticipates that nonaccrual balances will start to decline even further as the Bank continues to see a decline in the rate of loans being downgraded and management continues to proactively address these loans.

The Bank’s foreclosed assets decreased from approximately $15 million as of September 30, 2013 to approximately $11 million as of September 30, 2014 or approximately 27 percent. The Bank has seen an improvement in the level of interest in its properties by potential buyers and has provided $1.4 million for foreclosed asset expense again in the 2014 budget to decrease foreclosed assets. Management is targeting a net reduction in foreclosed asset levels by approximately $3 million during the remainder of 2014.

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

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Core funding:
Noninterest-bearing demand deposits	$53,616	14.4%	$75,206	19.3%
Interest-bearing demand deposits	25,246	6.8%	24,564	6.3%
Savings and money market accounts	83,109	22.4%	86,330	22.2%
Time deposits under $100,000	60,863	16.4%	74,080	19.0%
Total core funding	222,834	60.0%	260,180	66.8%

Non-core funding:
Time deposit of $100,000 or more	$93,479	25.1%	$81,234	20.9%
Fed funds purchased and securities sold under agreements to repurchase	27,336	7.4%	22,974	5.9%
Federal Home Loan Bank advances	28,000	7.5%	25,000	6.4%
Total non-core funding	148,815	40.0%	129,208	33.2%

Total	$371,649	100.0%	$389,388	100.0%

In 2011, the Bank began to address its reliance on non-core funding. Over the last several years, the Bank has been able to increase the amount of local core deposits. Management continues to evaluate different pricing, product and customer service options to further increase the core-funding position. The Bank has seen a decrease in funds as of September 30, 2014 when compared to December 31, 2013. However, the Bank historically, and in 2013 as well, experiences an increase in overall deposits during December of each year. Finally, the Bank, primarily through its Asset Liability Management Committee, will review the structure and nature of additional Federal Home Loan Bank advances as they mature. Over the next twelve months, the Bank will have $18 million in advances mature. Management anticipates maintaining the level of borrowings from FHLB at approximately $20-$35 million over this time period. However, the Bank will be able to obtain additional advances or substitute the maturing advances with other forms of liability at a significantly lower interest cost than the current interest rates paid on the existing advances.

Capital Resources-At September 30, 2014 and December 31, 2013, Cornerstone’s stockholders’ equity amounted to approximately $40.4 million and $40.1 million, respectively.

The following is a summary of the Bank’s capital ratios as of September 30, 2014:

Tier 1 leverage ratio	9.19%
Tier 1 risk-based capital ratio	12.10%
Total risk-based capital ratio	13.20%

Cornerstone has received permission from the Federal Reserve Bank of Atlanta (the “Federal Reserve”) to pay its scheduled June 30, 2014 dividend on its Series A convertible preferred stock in the amount of $0.625 per share.

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

Liquidity Risk Management

Liquidity is measured by the Bank's ability to raise cash at a reasonable cost or with a minimum of loss. These funds are used primarily to fund loans and satisfy deposit withdrawals. Several factors must be considered by management when attempting to minimize liquidity risk. Examples include changes in interest rates, competition, loan demand, and general economic conditions. Minimizing liquidity risk is a responsibility of the ALCO and is reviewed by the Bank’s regulatory agencies on a regular basis. Net non-core funding dependency on time deposits of $250,000 and over was 12.83% at September 30, 2014 compared to 9.43% at December 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2013. No material changes in the assumptions used in preparing, or results obtained from, the model have occurred since December 31, 2013.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer and Chief Financial Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014 (the “Evaluation Date”.) Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiary) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

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

Cornerstone Bancshares, Inc.

Date:	November 14, 2014	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President and Chief Executive Officer
(principal executive officer)

Date:	November 14, 2014	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

