Form 10-K
period 2014-12-31
CORNERSTONE BANCSHARES INC
filed 2015-03-30
CIK 1038773

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes  ☐  No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2014 was $13 million. The market value calculation was determined using the closing sale price of the Registrant’s common stock on June 30, 2014, as reported on the OTC Bulletin Board. For purposes of this calculation, the term “affiliate” refers to all directors, executive officers and 10% shareholders of the Registrant. As of the close of business on December 31, 2014, there were 6,627,398 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of this Annual Report on Form 10-K, as well as the following:  (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) high levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) economic conditions in the local markets where we operate, (vi) the impact of obtaining regulatory approval prior to the payment of dividends, (vii) the impact of our Series A Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (viii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (ix) the impact of recently enacted legislation on our business, (x) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (xi) adverse impact on operations and financial condition of changes in interest rates, (xii) our ability to obtain additional capital and, if obtained, the possible significant dilution to current shareholders, (xiii) the impact of federal and state regulations on our operations and financial performance, (xiv) whether a significant deferred tax asset we have can be fully realized, (xv) our ability to retain the services of key personnel, (xvi) the impact of Tennessee’s anti-takeover statutes and certain charter and bylaw provisions on potential acquisitions of the holding company, (xvii) our ability to adapt to technological changes, and (xviii) the impact of business combinations. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

PART I

ITEM 1. BUSINESS

OVERVIEW

Cornerstone was incorporated on September 19, 1983, under the laws of the State of Tennessee. Cornerstone is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and was formerly known as East Ridge Bancshares, Inc. It has one wholly-owned subsidiary: Cornerstone Community Bank, a Tennessee banking corporation (the “Bank”), which resulted from the merger of The Bank of East Ridge and Cornerstone Community Bank effective October 15, 1997. The Bank owned and operated a subsidiary, Eagle Financial, Inc. (“Eagle”), a finance and factoring company. On December 1, 2011, the Bank elected to transfer the operations, assets and liabilities of Eagle into the Bank. The transfer allowed the Bank to combine the operations of Eagle with the Bank’s asset based lending department. As a result, the Bank formed Eagle Financial, a division of Cornerstone Community Bank. The Bank maintains the existence of this subsidiary in an inactive status.

Cornerstone

The primary activity of Cornerstone currently is the ownership and operation of the Bank. As a bank holding company, Cornerstone intends to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws.

On December 8, 2014, Cornerstone announced the signing of a definitive agreement to merge with SmartFinancial, Inc., which would create a combined company that will operate under the name SmartFinancial, Inc. Under the terms of the agreement, each outstanding share of common stock of SmartFinancial will be converted into 4.20 shares of Cornerstone common stock, subject to adjustment based on an anticipated reverse stock split of Cornerstone’s common stock, which is expected to adjust the ratio to 1.05 shares of Cornerstone common stock for each share of SmartFinancial common stock. Additionally, each outstanding share of SmartFinancial preferred stock will be converted into a share of Cornerstone preferred stock with similar rights and preferences. Current holders of Cornerstone’s preferred stock will be asked to vote on an amendment to Cornerstone’s charter to allow Cornerstone to redeem its outstanding preferred stock prior to the completion of the merger.  Completion of the merger is subject to a number of conditions, including approval by bank regulatory authorities and both SmartFinancial’s and Cornerstone’s shareholders.

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

At December 31, 2014, the Bank had five full-service banking offices located in Hamilton County, Tennessee and one loan production office located in Dalton, Georgia.

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

Employees

As of December 31, 2014, Cornerstone had 104 full-time equivalent employees. The employees are not represented by a collective bargaining unit. Cornerstone believes that its relationship with its employees is good.

Competition

All phases of the Bank’s banking activities are highly competitive. The Bank competes actively with over 20 commercial banks, as well as finance companies, credit unions, and other financial institutions located in its service area, which includes Hamilton County, Tennessee.

The Bank’s deposits totaled approximately $309 million as of December 31, 2014. The deposit base represents approximately 4% of the deposit base in the Chattanooga, Tennessee Metropolitan Statistical Area (MSA). Three major regional banks represent approximately 57% of the deposits in the Chattanooga, Tennessee MSA. These larger financial institutions have greater resources and higher lending limits than the Bank, and each of the three institutions has over 20 branches in the Chattanooga, Tennessee MSA. There are also several credit unions located in Hamilton County, Tennessee. Credit unions are not subject to the same income tax structure as commercial banks. This advantage enables credit unions to offer competitive rates to potential customers. The Bank also faces competition in certain areas of its business from mortgage banking companies, consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

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

Cornerstone received a letter dated March 30, 2010, from its primary banking regulator, the Federal Reserve Bank of Atlanta (the “FRBA”), directing Cornerstone to obtain the FRBA’s written approval before Cornerstone (i) incurs any indebtedness; (ii) declares or pays any dividends; (iii) redeems any corporate stock; or (iv) makes any other payment representing a reduction in its capital, except for the payment of normal and routine operating expenses. As required by the letter, Cornerstone continues to seek and receive the FRBA’s approval for payment of dividends on its preferred stock. To date, Cornerstone is in compliance with the requirements of the FRBA letter.

The most significant impact of the FRBA’s letter relates to the payment of dividends on Cornerstone’s preferred stock. However, Cornerstone has been able to consistently raise additional capital and the company generated positive earnings during 2013 and 2014. These two elements coupled with the Bank’s stabilization of asset quality have, in Cornerstone’s estimation, led to the approval of dividend payments on the preferred stock.

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

As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits. Under these rules, an institution with total assets of less than $10 billion is assigned to a risk category as described above, and a range of initial base assessment rates apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of the Financing Corporation (the “FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly. In 2014, it was 0.62 cents per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

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

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the type of investments which may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee banks, including the Bank, must become and remain insured under the Federal Deposit Insurance Act.

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

The FDIC may impose sanctions on any insured bank that does not operate in accordance with FDIC regulations, policies and directives. Proceedings may be instituted against any insured bank or any director, officer or employee of the bank that is believed by the FDIC to be engaged in unsafe or unsound practices, including violation of applicable laws and regulations. The FDIC is also empowered to assess civil penalties against companies or individuals who violate certain federal statutes, orders or regulations. In addition, the FDIC has the authority to terminate insurance of deposit accounts, after notice and hearing, upon a finding by the FDIC that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, or is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule or order of, or condition imposed by, the FDIC. Neither Cornerstone nor the Bank knows of any past or current practice, condition or violation that might lead to termination of its deposit insurance.

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

Capital Regulations

The federal bank regulatory authorities have adopted risk-based capital guidelines for banks that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain such ratios in excess of the minimums.

In December 2010, the Basel Committee on Banking Supervision (“BCBS”), an international forum for cooperation on banking supervisory matters, announced the “Basel III” capital standards, which substantially revised the existing capital requirements for banking organizations. On July 2, 2013, the Federal Reserve adopted a final rule for the Basel III capital framework and, on July 9, 2013, the OCC also adopted a final rule and the FDIC adopted the same provisions in the form of an “interim” final rule. The rule applies to all national and state banks and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. Bank holding companies with less than $500 million in total consolidated assets are not subject to the final rule, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. In certain respects, the rule imposes more stringent requirements on “advanced approaches” banking organizations, which are those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The requirements in the rule began to phase in on January 1, 2014, for advanced approaches banking organizations, and began to phase in on January 1, 2015 for other covered banking organizations. The requirements in the rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements than those previously in place. Specifically, the rule imposes the following minimum capital requirements:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from current requirements);

•	a leverage ratio of 4%; and

•	a new supplementary leverage ratio of 3% applicable to advanced approaches banking organizations, resulting in a leverage ratio requirement of 7% for such institutions.

Under the rule, Tier 1 capital is redefined to include two components: common equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, common equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in common equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that previously qualified as Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 common equity, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The prior capital rules required certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from common equity Tier 1 capital will be required for goodwill (net of associated deferred tax liabilities), intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities), deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities), any gain on sale in connection with a securitization exposure, any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association), the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries, and identified losses. Other deductions will be necessary from different levels of capital.

Additionally, the final rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of common equity Tier 1 capital must be deducted from common equity Tier 1 capital.  The remaining, nondeducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of common equity Tier 1 capital must be deducted from common equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income (AOCI) is presumptively included in common equity Tier 1 capital and often would operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in common equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

Prompt Corrective Action

As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the regulations under it, which set forth five capital categories, each with specific regulatory consequences. Beginning January 1, 2015, the minimum capital levels for each prompt corrective action category were enhanced pursuant to recently adopted new capital regulations, described above under “Capital Regulations”. The following is a list of the newly revised criteria (as currently in effect) for each prompt corrective action category:

•	Well Capitalized - A well-capitalized institution:

o	has total risk-based capital ratio of 10% or greater;

o	has a Tier 1 risk-based capital ratio of 8% or greater;

o	has a common equity Tier 1 risk-based ratio of 6.5% or greater; and

o	has a Tier 1 leverage ratio of 5% or greater.

•	Adequately Capitalized - An adequately capitalized institution:

o	has a total risk-based capital ratio of 8% or greater;

o	has a Tier 1 risk-based capital ratio of 6% or greater;

o	has a common equity Tier 1 risk-based capital ratio of 4.5% or greater;

o	has a Tier 1 leverage ratio of 4% or greater; and

o	does not meet the definition of a well capitalized bank.

•	Undercapitalized – An undercapitalized institution:

o	has total risk-based capital ratio of less than 8%;

o	has a Tier 1 risk-based capital ratio of less than 6%;

o	has a common equity Tier 1 risk-based capital ratio of less than 4.5%; or

o	has a Tier 1 leverage ratio of less than 4%.

•	Significantly Undercapitalized - A significantly undercapitalized institution:

o	has a total risk-based capital ratio of less than 6%;

o	has a Tier 1 risk-based capital ratio of less than 4%;

o	has a common equity Tier 1 risk-based capital ratio of less than 3%; or

o	has a Tier 1 leverage ratio of less than 3%.

•	Critically Undercapitalized - A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

If the FDIC determines, after notice and an opportunity for hearing, that an institution is in an unsafe or unsound condition, the FDIC is authorized to reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If the institution is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions will govern the rate the institution may pay on the brokered deposits. In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the “national rate” paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity. The “national rate” is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC. Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the “national rate” can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high-rate area. Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market areas.

If the institution becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC. The institution also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless it is determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and the loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital, to the owners of the institution if following such a distribution the institution would be undercapitalized.

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

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The impact of the Dodd-Frank Act on the financial services industry will be broad, with enhanced regulatory oversight and compliance, including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. In addition, the Dodd-Frank Act established a new framework for systemic risk and oversight in the industry which has resulted and will continue to result in sweeping changes in the regulation of financial institutions aimed at strengthening safety and soundness for the financial services sector. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•	Increased Capital Standards and Enhanced Supervision. The federal banking agencies were required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies (see “Capital Regulations” above). The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•	Federal Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminated the ceiling on the size of the DIF and increased the floor of the size of the DIF.

•	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Bureau, responsible for implementing, examining and, for large financial institutions (i.e., those with more than $10 billion in assets), enforcing compliance with federal consumer financial laws. The Bureau has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. On July 21, 2011, the Dodd-Frank Act transferred the responsibility for implementation of a wide variety of existing consumer protection rules and regulations to the Bureau. In addition, the Dodd-Frank Act tasks the Bureau with implementation of many new consumer protection initiatives required by that law. While the exact impact of any future changes is unknown, the Bank expects that it will incur additional expense related to the implementation of those rules. Another provision of the Dodd-Frank Act, commonly known as the Durbin Amendment, became effective October 1, 2011. The Durbin Amendment limits interchange fees payable on debit card transactions for financial institutions with more than $10 billion in assets. While the Durbin Amendment does not directly apply to the Bank, competitive market forces related to the reduction mandated by the Durbin Amendment may result in a decrease in revenue from interchange fees for smaller financial institutions.

•	Interest on Demand Deposit Accounts. The Dodd-Frank Act repeals the prohibition on the payment of interest on demand deposit accounts effective one year after the date of enactment, thereby permitting depository institutions to pay interest on business checking and other accounts.

•	Mortgage Reform. The Dodd-Frank Act provides for mortgage reform addressing a customer’s ability to repay, restricts variable-rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and makes more loans subject to requirement for higher-cost loans, new disclosures and certain other restrictions.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the continued uncertainty associated with the manner in which many of the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations remains unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Our assets are primarily comprised of loans. The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. While the risk of nonpayment of loans is inherent in banking, in recent years we have experienced higher nonpayment levels than anticipated, which has had a significant adverse effect on our earnings and overall financial condition. We have taken actions to prevent future problems, including the creation of a special asset committee to develop and review action plans for minimizing loan losses and the dedication of resources to assist in the collection and recovery process. The Bank has also established a loan review committee comprised of a majority of non-employee directors to periodically review the Bank’s loan portfolio and identify and categorize problem credits. To minimize the likelihood of a substandard loan portfolio, we assess the credit worthiness of customers and perform collateral valuations. Management also maintains an allowance for loan losses based upon, among other things, historical experience and an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if regulatory authorities require us to increase our allowance for loan losses as a part of their examination process, additional provision expense would be incurred and our earnings and capital could be significantly and adversely affected. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of management’s control. These additions may require increased provision expense which would negatively impact our results of operations.

We have high levels of foreclosed assets, primarily as a result of foreclosures.

We have continued to resolve non-performing real estate loans and as a result we continue to have high levels of foreclosed assets. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments due to new appraisal values and gains or losses on disposition. Although levels of foreclosed assets have decreased in 2014 compared to recent years and local real estate values have improved, these charges will likely continue to negatively affect our results of operations.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from the Bank as our primary source of funds. However, in November 2009, following the conclusion of a joint examination of the Bank by the FDIC and the TDFI, the FDIC placed restrictions on the Bank’s ability to pay cash dividends, requiring that the Bank first obtain a non-objection from the FDIC. Furthermore, the majority of the Bank’s funds are comprised of customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The repayment of loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, we currently are, and may from time to time in the future be, required to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Alternative sources include advances from the Federal Home Loan Bank and federal funds lines of credit from correspondent banks. These sources might not be sufficient to meet future liquidity demands. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets if these alternative sources are not adequate.

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

Substantially all of our loan and deposit customers live, work and bank in the Chattanooga, Tennessee MSA. As a result, our success depends upon a sound local economy to provide opportunities for new business ventures, increased loan demand and the need for deposit services. Our profitability is impacted by these local factors as well as general economic conditions and interest rates. For example, our earnings may be negatively impacted by increases in unemployment rates or reductions in population, income levels, deposits and housing starts and home prices. In recent years, adverse economic conditions have inhibited our growth and diminished the ability of some of our customers to service their loan obligations. If economic conditions in our local markets deteriorate again, we could experience any of the following consequences, each of which could further adversely affect our business:

•	demand for our products and services could decline;

•	loan delinquencies could increase; and

•	nonperforming assets and foreclosures could increase.

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

The cash dividends paid or accumulated on our Series A Convertible Preferred Stock, and any future capital stock we may issue which is senior to our Common Stock, will reduce any net income available to holders of Common Stock and our earnings per common share. The preferred stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of our Company. To date, we have received regulatory approval first and have made seventeen dividend payments on the Series A Convertible Preferred Stock. However, because of the need for regulatory approval to pay future dividends on the Series A Convertible Preferred Stock, dividends could accumulate and become quite substantial. The higher these accumulated dividends, the higher the preference payable in the event of liquidation, dissolution or winding up of our Company and the less likely the holders of our Common Stock will be able to realize any proceeds in such event.

Negative developments in the financial services industry and U.S. and global capital and credit markets may lead to additional regulation and further deterioration of our results of operations and financial condition.

Negative developments in the capital and credit markets in recent years have resulted in uncertainty in the financial markets. Financial institutions across the United States, including the Bank, have experienced deteriorating asset quality. Loan portfolios include impaired loans to businesses struggling to stay in operation or achieve adequate cash flow. Further, a decline in collateral values supporting these loans has also impacted the ability of a business or consumer to obtain loans or increased financial institutions losses in the event of foreclosure and liquidation. At the same time, financial institutions have become concerned about liquidity. This concern has increased the competition for deposits in our local market as well as wholesale funding options. These events have impacted our stock price, as well as the stock price of other bank holding companies. The potential impact of these events may be an expansion of existing or creation of new federal or state laws and regulations regarding lending and funding practices, liquidity standards and compliance issues. Continued negative developments below, as well as our ability to respond to these new operating and regulatory requirements, could further negatively impact our results of operations. The negative consequences could limit our ability to originate new loans or obtain adequate funding or increase costs associated with regulatory compliance. Ultimately, these changes could result in modifications to our existing or future strategic plans, capital requirements, compensation, financial performance and stock performance.

Recently enacted legislation might not stabilize the U.S. financial system.

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

We engage in residential construction and land development loans to developers. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Furthermore, during adverse general economic conditions, which were experienced in residential real estate construction nationwide, borrowers involved in the residential real estate construction and development business suffer above normal financial strain. As the residential real estate development and construction market in our markets previously deteriorated, our borrowers in this segment experienced difficulty repaying their obligations to us. If additional charge-offs or foreclosures relating to these loans are necessary in the future, our results of operations would be negatively impacted. Additionally, to the extent repayment is dependent upon the sale of newly constructed homes or lots, such sales are likely to be at lower prices or at a slower rate than was expected when the loan was made, which may result in such loans being placed on non-accrual status and subject to higher loss estimates even if the borrower keeps interest payments current. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge-offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.

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

We may require capital from sources other than earnings generation. Such other sources may include an offering of equity-based securities, which could significantly dilute your investment in the event of conversion. We may need to pursue additional sources of capital, which may include additional equity investments, additional offerings of equity-based securities, borrowed funds or any combination of these sources. Our ability to access these alternative capital sources may be limited to the condition of the capital markets. Therefore, we may have difficulty rebuilding the Bank’s capital reserves and we may provide new investors in the future certain rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Recently enacted legislation could have a negative impact on our business.

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

We are subject to federal and state regulations that may negatively impact our operations and financial performance.

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

U.S. Banking agencies have finalized revisions to their risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (Basel III).  The final rules establish tougher capital standards through more restrictive capital definitions, higher risk-weighted assets, additional capital buffers, and higher requirements for minimum capital ratios.  These reforms could have a material negative impact on the profitability and returns on equity of U.S. banks, including the Bank.

We have a significant deferred tax asset that might not be fully realized.

We have net deferred tax assets of $1.8 million as of December 31, 2014. We did not establish a valuation allowance against our net deferred tax assets as of December 31, 2013 or December 31, 2014 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material adverse effect on our results of operations and financial condition.

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

If we engage in business combination transactions, we may face risks associated with integration of operations or undiscovered losses or other problems.

Such negotiated acquisitions will be accompanied by the risks commonly encountered in acquisitions, including, among other things:

•	credit risk associated with the other bank’s loans and leases and investments;

•	difficulty of integrating operations and personnel;

•	potential disruption of the our ongoing business; and

•	potential loss of key employees, customers and deposits of the other bank.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions have generally increased in recent years.  Our operating systems and infrastructure must continue to be protected. Our operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and floods; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and cyber attacks.

Our technologies, systems and networks, those of third parties with whom we do business, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of confidential information.   As threats of cyber attacks continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.

Any of these events could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

As of December 31, 2014, the principal offices of Cornerstone are located at 835 Georgia Avenue, Chattanooga, Tennessee 37402. In addition, the Bank operates five full-service branches and one loan production office that are located at:

Banking Branches	4154 Ringgold Road, East Ridge, Tennessee (owned by the Bank)
5319 Highway 153, Hixson, Tennessee (owned by the Bank)
2280 Gunbarrel Road, Chattanooga, Tennessee (owned by the Bank)
8966 Old Lee Highway, Ooltewah, Tennessee (owned by the Bank)
835 Georgia Avenue, Chattanooga, Tennessee (leased by the Bank as of December 31, 2014; owned by the Bank as of February 24, 2015)

Loan Production Office	202 West Crawford Street, Dalton, Georgia (leased by the Bank)

The Georgia Avenue facility located in downtown Chattanooga, Tennessee serves as a branch location for the Bank’s customers as well as Cornerstone’s executive offices. This property was leased by the Bank as of December 31, 2014 but was purchased subsequent to year end. Additional information regarding this purchase is disclosed under Item 13 Related Party Transactions. The transaction closed on February 24, 2015. Cornerstone leases and operates a service center located at 6401 Lee Highway, Suite 119, Chattanooga, Tennessee to facilitate all of its noncustomer contact functions.

ITEM 3.	LEGAL PROCEEDINGS

As of the end of 2014, neither Cornerstone nor the Bank was involved in any material litigation. The Bank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against Cornerstone or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or Cornerstone’s consolidated financial position.

ITEM 4.	MINE SAFETY DICLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 5, 2015, Cornerstone had 6,627,398 shares of common stock outstanding. Cornerstone’s common stock is quoted on the OTC Bulletin Board under the symbol “CSBQ” but is not listed on a national securities exchange. There are ten market makers who provide a market for Cornerstone’s common stock.

There were approximately 550 holders of record of the common stock as of December 31, 2014. This number does not include shareholders with shares in nominee name held by the Depository Trust Company (DTC). As of the end of 2014, there were approximately 3,871,000 shares held in nominee name by DTC.

Cornerstone paid no cash dividends on common stock in 2013 or 2014. Cornerstone must obtain the approval of the FRBA prior to declaring or paying a dividend on its common or preferred stock. Cornerstone’s board of directors will continue to evaluate the amount of future dividends, if any, after capital needs required for expected growth of assets are reviewed. Subject to regulatory approval, the payment of dividends is within the discretion of the board of directors, considering Cornerstone’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks. Currently, the Bank is under a restriction from the FDIC that no dividend can be paid from the Bank to the holding company without prior approval.

Table 1 presents the high and low closing prices of Cornerstone’s common stock for the periods indicated, as reported by published sources, and cash dividends declared on its common stock for the last two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

TABLE 1

High and Low Common Stock Price for Cornerstone			Cash Dividends
2015 Fiscal Year	Low	High	Paid Per Share
First Quarter (through February 2, 2015)	$3.20	$3.50	-

2014 Fiscal Year
First Quarter	$2.30	$2.50	-
Second Quarter	$2.35	$2.62	-
Third Quarter	$2.46	$3.05	-
Fourth Quarter	$2.90	$3.70	-

2013 Fiscal Year
First Quarter	$1.73	$2.89	-
Second Quarter	$1.75	$2.28	-
Third Quarter	$2.01	$2.69	-
Fourth Quarter	$2.20	$2.60	-

For information relating to compensation plans under which our equity securities are authorized for issuance, see Item 12.

There were 600,000 shares of our Series A Convertible Preferred Stock outstanding as of December 31, 2014. Table 2 presents information relating to dividends paid on the Series A Convertible Preferred Stock.

TABLE 2

Series A Convertible Preferred Stock Dividend Payments			Amount
Year	Record Date	Date Payable	Per Share
2014	March 31, 2014	August 26, 2014	$0.625
	June 30, 2014	November 25, 2014	$0.625
	September 30, 2014	February 25,2015	$0.625

2013	March 31, 2013	August 22, 2013	$0.625
	June 30, 2013	November 7, 2013	$0.625
	September 30, 2013	February 20, 2014	$0.625
	December 31, 2013	May 15, 2014	$0.625

ITEM 6. SELECTED FINANCIAL DATA

Table 3 presents selected financial data for the periods indicated (amounts in thousands, except per share data).

TABLE 3

	2014	2013	2012	2011	2010
Total interest income	$18,137	$18,453	$19,353	$20,494	$25,211
Total interest expense	2,789	3,523	4,785	6,362	9,202
Net interest income	15,348	14,930	14,568	14,132	16,009
Provision for loan losses	515	300	430	445	7,291
Net interest income after provision for loan losses	14,833	14,630	14,138	13,687	8,718
Noninterest income	1,819	1,940	1,019	1,183	3,081
Noninterest expense	14,000	13,846	13,178	13,652	18,042
Income before income taxes	2,652	2,724	1,979	1,218	(6,243)
Income tax expense / (benefit)	1,014	1,043	577	188	(1,535)
Net income (loss)	$1,638	$1,681	$1,402	$1,030	$(4,708)

Per Common Share Data:
Net income / (loss), basic	$0.01	$0.02	$0.02	$0.05	$(0.73)
Net income / (loss), assuming dilution	0.01	0.02	0.02	0.05	(0.73)
Cash dividends paid	-	-	-	-	-
Book value	3.88	3.86	4.01	3.89	3.55
Tangible book value(1)	3.88	3.85	4.01	3.89	3.55

Financial Condition Data:
Assets	$415,740	$432,223	$443,446	$422,655	$441,499
Loans, net of unearned interest and allowance	291,869	286,237	270,850	260,365	276,115
Cash and investments	105,069	119,417	137,860	127,332	133,651
Federal funds sold	-	-	-	-	-
Deposits	308,654	341,414	344,881	314,042	355,447
FHLB advances and other borrowings	36,000	26,740	37,175	43,045	54,715
Federal funds purchased and repurchase agreements	29,410	22,974	19,587	29,391	24,325
Shareholders’ equity	40,662	40,134	40,889	35,208	25,819
Tangible shareholders’ equity(1)	40,662	40,131	40,878	35,186	25,782

Selected Ratios:
Interest rate spread	3.73%	3.64%	3.67%	3.36%	3.24%
Net interest margin(2)	3.90%	3.80%	3.85%	3.55%	3.43%
Return on average assets	0.39%	0.39%	0.34%	0.24%	(0.94)%
Return on average equity	4.04%	4.12%	3.78%	3.46%	(15.79)%
Return on average tangible equity(1)	4.04%	4.12%	3.78%	3.47%	(15.81)%
Average equity to average assets	9.65%	9.51%	8.94%	6.91%	5.95%
Common stock dividend payout ratio	N/A	N/A	N/A	N/A	N/A
Ratio of nonperforming assets to total assets	2.61%	3.82%	5.94%	6.26%	5.99%
Ratio of allowance for loan losses to nonperforming loans	121.99%	89.83%	102.26%	93.90%	66.98%
Ratio of allowance for loan losses to total average loans, net of unearned income	1.19%	1.15%	2.28%	2.71%	2.93%

(1)	Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.

(2)	Net interest margin is the net yield on interest-earning assets and is the difference between the interest yield earned on interest-earning assets less the interest rate paid on interest-bearing liabilities.

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

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. Table 4 presents a reconciliation to provide a more detailed analysis of these non-GAAP performance measures:

TABLE 4

	At and for the Fiscal Years Ended December 31,
	2014	2013	2012	2011	2010
Number of common shares outstanding	6,627,398	6,547,074	6,500,396	6,500,396	6,500,396

Total stockholders’ equity	$40,662,105	$40,133,728	$40,886,836	$35,208,305	$25,819,153
Less: preferred stock	14,964,309	14,892,927	14,821,546	9,899,544	2,727,424
Book value	$25,697,796	$25,240,801	$26,065,290	$25,308,761	$23,091,729

Book value per common share	$3.88	$3.86	$4.01	$3.89	$3.55

Book value	$25,697,796	$25,240,801	$26,065,290	$25,308,761	$23,091,729
Less: goodwill and other intangible assets	-	2,427	10,530	22,487	37,317
Tangible book value	$25,697,796	$25,238,374	$26,054,760	$25,286,274	$23,054,412

Effect of intangible assets per common share	$-	$.01	$-	$-	$-

Tangible book value per common share	$3.88	$3.85	$4.01	$3.89	$3.55

Net income / (loss)	$1,638,282	$1,680,809	$1,402,063	$1,030,052	$(4,707,521)
Average equity	40,567,000	40,764,000	37,115,000	29,740,000	29,820,000

Return on average equity	4.04%	4.12%	3.78%	3.46%	(15.79)%

Average equity	$40,567,000	$40,764,000	$37,115,000	$29,740,000	$29,820,000
Less: goodwill and other intangible assets	-	2,427	10,530	22,487	37,317
Average tangible equity	$40,567,000	$40,761,573	$37,104,470	$29,717,513	$29,782,683

Effect of intangible assets	0.00%	0.00%	0.00%	(0.01)%	(0.02)%

Return on average tangible equity	4.04%	4.12%	3.78%	3.47%	(15.81)%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of this Annual Report on Form 10-K, as well as the following:  (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) high levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) economic conditions in the local markets where we operate, (vi) the impact of obtaining regulatory approval prior to the payment of dividends, (vii) the impact of our Series A Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (viii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (ix) the impact of recently enacted legislation on our business, (x) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (xi) adverse impact on operations and financial condition due to changes in interest rates, (xii) our ability to obtain additional capital and, if obtained, the possible significant dilution to current shareholders, (xiii) the impact of federal and state regulations on our operations and financial performance, (xiv) whether a significant deferred tax asset we have can be fully realized, (xv) our ability to retain the services of key personnel, (xvi) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, (xvii) our ability to adapt to technological changes, and (xviii) the impact of business combinations. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Introduction and Recent Developments

On December 8, 2014, Cornerstone announced the signing of a definitive agreement to merge with SmartFinancial, Inc., which would create a combined company that will operate under the name SmartFinancial, Inc. Under the terms of the agreement, each outstanding share of common stock of SmartFinancial will be converted into 4.20 shares of Cornerstone common stock, subject to adjustment based on an anticipated reverse stock split of Cornerstone’s common stock, which is expected to adjust the ratio to 1.05 shares of Cornerstone common stock for each share of SmartFinancial common stock. Additionally, each outstanding share of SmartFinancial preferred stock will be converted into a share of Cornerstone preferred stock with similar rights and preferences. Current holders of Cornerstone’s preferred stock will be asked to vote on an amendment to Cornerstone’s charter to allow Cornerstone to redeem its outstanding preferred stock prior to the completion of the merger.  Completion of the merger is subject to a number of conditions, including approval by bank regulatory authorities and both SmartFinancial’s and Cornerstone’s shareholders.

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

The following is a discussion of Cornerstone’s financial condition at December 31, 2014 and December 31, 2013, and Cornerstone’s results of operations for each of the three-years ended December 31, 2014, 2013 and 2012. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

Review of Financial Performance

As of December 31, 2014, Cornerstone had total consolidated assets of approximately $416 million, total loans of approximately $295 million, total deposits of approximately $309 million and stockholders’ equity of approximately $41 million. Cornerstone earned net income of approximately $1.6 million for 2014 compared to net income of approximately $1.7 million for 2013 and approximately $1.4 million for 2012.

Results of Operations

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of Cornerstone’s earnings. For the year ended December 31, 2014, Cornerstone recorded net interest income of approximately $15,348,000, which resulted in a net interest margin of 3.90%. For the year ended December 31, 2013, Cornerstone recorded net interest income of approximately $14,930,000, which resulted in a net interest margin of 3.80%. For the year ended December 31, 2012, Cornerstone recorded net interest income of approximately $14,568,000, which resulted in a net interest margin of 3.85%.

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

TABLE 5

Yields Earned on Average Earning Assets and Rates Paid on Average Interest-Bearing Liabilities
Years Ended December 31,
(In thousands)	2014			2013			2012
ASSETS	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Yield/ Rate
Interest-earning assets:
Loans(1)(2)	$293,708	$16,690	5.68%	$278,975	$16,705	5.99%	$268,828	$17,289	6.43%
Investment securities(3)	89,114	1,416	1.72%	98,108	1,694	1.94%	89,587	2,004	2.53%
Other earning assets	13,615	31	0.23%	20,749	54	0.26%	27,010	60	0.22%
Total interest-earning assets	396,437	18,137	4.60%	397,832	18,453	4.69%	385,425	19,353	5.09%
Allowance for loan losses	(3,284)			(4,547)			(6,140)
Cash and other assets	27,350			35,409			35,756
Total assets	$420,503			$428,694			$415,041
TOTAL LIABILITIES AND EQUITY
Interest-bearing liabilities:
Deposits:
NOW accounts	$26,921	$40	0.15%	$26,196	$55	0.21%	$26,483	$87	0.33%
Money market / savings	82,903	273	0.33%	88,912	419	0.47%	62,958	460	0.73%
Time deposits	157,112	1,428	0.91%	165,748	1,766	1.07%	187,733	2,471	1.32%
Total interest-bearing deposits	266,936	1,741	0.65%	280,856	2,240	0.80%	277,174	3,018	1.09%
Securities sold under agreement to repurchase	22,026	85	0.39%	22,041	74	0.34%	21,312	94	0.44%
Other borrowings	30,845	964	3.13%	31,634	1,209	3.82%	39,282	1,673	4.26%
Total interest-bearing liabilities	319,807	2,790	0.87%	334,531	3,523	1.05%	337,768	4,785	1.42%
Net interest spread			3.73%			3.64%			3.67%

Other liabilities:
Demand deposits	59,219			51,614			39,936
Accrued interest payable and other liabilities	910			1,785			222
Stockholders' equity	40,567			40,764			37,115
Total liabilities and stockholders' equity	$420,503			$428,694			$415,041

Net interest margin		$15,347	3.90%		$14,930	3.80%		$14,568	3.85%

(1) Interest income on loans includes amortization of deferred loan fees and other discounts of $85 thousand, $176 thousand, and $168 thousand for the fiscal years ended December 31, 2014, 2013, and 2012, respectively.

(2) Nonperforming loans are included in the computation of average loan balances, and interest income on such loans is recognized on a cash basis.

(3) Yields on securities are calculated on a fully tax equivalent basis.

Other matters related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The net interest margin increased 10 basis points from 3.80% as of December 31, 2013 to 3.90% as of December 31, 2014. The improvement in the net interest margin was primarily derived from the decrease in total interest-bearing liability expense. Over the last two years, Cornerstone has been able to reduce its expense in local deposits as well as the expense incurred from Federal Home Loan Bank (FHLB) advances and other borrowings. The Bank will have an opportunity to further decrease interest costs in FHLB advances during 2015, as $10 million of long-term advances mature. Management anticipates a reduction in interest cost of approximately 300 basis points or $300 thousand annually. The new advances will be short-term in nature, 12 months or less, but will allow the Bank to improve its net interest margin and will still allow management to position the balance sheet for interest rate risk if interest rates rise in the near future.

As of December 31, 2014, the Bank’s loan portfolio yield decreased from 5.99% as of December 31, 2013 to 5.68% as of December 31, 2014. The decline in loan portfolio yield is primarily attributable to the competition in Cornerstone’s lending market. Despite the decline in loan yield, the Bank was able to generate approximately the same in interest income as in 2013. In 2013, the Bank earned approximately $16,705,000 in interest income and in 2014 the Bank earned approximately $16,690,000 in interest income. Management anticipates that 2015 could be very similar. Management believes the loan portfolio will continue to increase in 2015. However, a lower loan yield could result as well.

As of December 31, 2014, the Bank’s investment portfolio resulted in a yield of 1.72% compared to 1.94% as of December 31, 2013 and 2.53% as of December 31, 2012. The decline in investment yield is primarily attributable to the reduction in the Bank’s municipal securities. During this three-year period, the Bank elected to realize a significant portion of its unrealized gain in the municipal portfolio. The total gain realized during the three-year period is approximately $1.4 million. The additional revenue from these transactions was used, primarily, to address elevated foreclosed asset expenses. Management believes the size of the investment portfolio is appropriate given the Bank’s anticipated increase in loans during 2015. However, management does not see significant opportunities to improve the investment portfolio yield until interest rates increase. At that point, approximately 74% of the investment portfolio, which is comprised of floating rate mortgage backed securities, will increase in yield. Finally, the Bank will continue to use the investment portfolio for liquidity and pledging purposes with the State of Tennessee Collateral Pool, correspondent bank lines and to secure repurchase agreements. As of December 31, 2014, the Bank’s securities portfolio was invested 89.22% in United States Government agency or sponsored agency securities, 8.19% in municipal general obligation securities and the remaining 2.59% in FHLB stock.

During 2014, the Bank was able to reduce its total deposit cost from 0.80% as of December 31, 2013 to 0.65% as of December 31, 2014. This decrease was in part due the Bank consistently monitoring local market conditions and adjusting interest rates on deposits when appropriate. The Bank did experience a decline in average total interest-bearing deposits to approximately $267 million as of December 31, 2014 from approximately $281 million as of December 31, 2013. The most significant decline occurred in the Bank’s time deposit accounts. Average time deposits decreased by approximately $9 million from the December 31, 2013 total of approximately $166 million to approximately $157 million as of December 31, 2014. Management is currently reviewing liquidity and deposit gathering opportunities to not only address the need to increase total deposits but also provide the best solutions to address future interest rate risk.

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

TABLE 6

INTEREST INCOME AND EXPENSE ANALYSIS

	Year Ended December 31,
	2014 Compared to 2013
(In Thousands)	Volume	Rate	Mix	Net Change
Interest income:
Loans (1)(2)	$837	$(911)	$59	$(15)
Investment securities	(155)	(196)	73	(278)
Other earning assets	(16)	(4)	(3)	(23)
Total interest income	666	(1,111)	129	(316)

Interest expense:
NOW accounts	1	(16)	-	(15)
Money market and savings accounts	(20)	(116)	(10)	(146)
Time deposits	(79)	(251)	(8)	(338)
Other borrowings	(25)	(213)	(7)	(245)
Securities sold under agreement to repurchase	-	11	-	11
Total interest expense	(123)	(585)	(25)	(733)
Change in net interest income (expense)				$417

(1)	Loan amounts include interest income recognized on a cash basis on nonaccrual loans.
(2)	Interest income includes the portion of loan fees recognized in the respective periods.

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

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. The provision for loan losses amounted to $515 thousand for the year ended December 31, 2014 compared to $300 thousand for the year ended December 31, 2013. Cornerstone maintains policies and procedures used to estimate the allowance for loan losses which are periodically reviewed by regulators. Refer to additional documentation on the allowance for loan losses immediately prior to Table 17. There are factors beyond Cornerstone’s control, such as conditions in the local and national economy, which may negatively impact Cornerstone’s asset quality. The measurements are approximations which may require additional provisions to loan losses based upon changing circumstances or when additional information becomes available or known. Other matters relating to the changes in provision for loan losses are presented below:

In 2014, Cornerstone increased its allowance for loan losses account to provide an adequate allowance for the increase in outstanding loans. First, Cornerstone recognized $515 thousand of provision expense. Second, for the twelve months ended December 31, 2014, Cornerstone received approximately $1.4 million in recoveries of loans previously charged off. The provision expense and recoveries were offset with existing loan charge offs totaling approximately $1.6 million. Cornerstone’s net charge-offs were approximately $200 thousand. This relatively low net charge-off amount allowed Cornerstone to increase its allowance for loan losses with only $515 thousand in provision expense. Management believes that its allowance methodology and the inputs used in the estimation process are appropriate and consistent with generally accepted accounting principles and interagency policy statements published by the Bank’s regulatory agencies.

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

Noninterest Income-Items reported as noninterest income include service charges on checking accounts, insufficient funds charges, automated clearing house (ACH) processing fees and the Bank’s secondary mortgage department earnings. Increases in income derived from service charges and ACH fees are primarily a function of the Bank’s growth while fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period.

Table 8 presents the components of noninterest income for the years ended December 31, 2014, 2013 and 2012 (in thousands).

TABLE 8

	2014	2013	2012
Customer service fees	$850	$821	$803
Other noninterest income	57	63	64
Net gain from sale of securities	700	652	-
Net gain from sale of loans & other assets	212	404	152
Total noninterest income	$1,819	$1,940	$1,019

Significant matters relating to the changes to noninterest income are presented below:

The Bank was able to slightly increase its customer service fees during 2014. Management performed research during 2014 to ensure its service charges were appropriate when compared to other financial institutions in our market. Management anticipates a slight increase in customer service fees in 2015, when compared to 2014, as the new fee schedule is in effect for the entire year.

In 2014 and 2013, the Bank elected to liquidate a portion of its municipal securities portfolio to take advantage of market conditions and offset losses associated with the disposal of foreclosed assets. These realized gains have assisted the Bank in reducing its foreclosed assets from approximately $20 million as of December 31, 2012 to approximately $8 million as of December 31, 2014.

The Bank actively seeks opportunities to lend through the Small Business Administration (SBA) lending programs. As a result of this effort the Bank is able to generate fees and improve its noninterest income. In 2013, the Bank was able to close several SBA loans and generate approximately $404 thousand in fees. In 2014, the Bank did not have as many loan opportunities. Therefore, the amount of fees generated were closer to historic levels as seen in 2012. The Bank continues to look for these opportunities to increase it noninterest income and provide lending to customers and our community.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, depository insurance, net foreclosed assets expense and other operating expenses.

Table 9 presents the components of noninterest expense for the years ended December 31, 2014, 2013 and 2012 (in thousands).

TABLE 9

	2014	2013	2012
Salaries and employee benefits	$7,054	$6,555	$6,327
Net occupancy and equipment expense	1,231	1,335	1,447
Depository insurance	640	645	804
Foreclosed assets, net	1,842	2,002	1,101
Other operating expenses	3,233	3,309	3,499
Total noninterest expense	$14,000	$13,846	$13,178

Significant matters relating to the changes to noninterest expense are presented below:

Salaries and employee benefits have increased since 2012 as the Bank continues to address employee cost of living adjustments. Prior to 2013, the Bank had not increased salary expense for cost of living adjustments for three years. Furthermore, Cornerstone elected not to contribute to the 401(k) plan. Cornerstone hopes to address this issue in the near future.

Management continues to evaluate occupancy and equipment expense components to determine if cost savings can be realized. The Bank has been able to reduce this cost by approximately $216 thousand when comparing 2014 to 2012. Management believes the 2014 amounts will remain constant or slightly decrease as the Bank purchases its Miller Plaza branch facilities and experiences lower operating expense as compared to rent expense amounts.

The Bank’s depository insurance has decreased from approximately $804 thousand in 2012 to approximately $640 thousand in 2014. Cornerstone has been able to reduce this expense as improvements have been made in the Bank’s asset quality and regulatory performance ratings. Management anticipates that the 2015 depository insurance amount will be similar to the amount recorded in 2014. The Bank anticipates a reduction in this expense as asset quality and ratings continue to improve.

In 2014, as with prior years, the Bank experienced elevated amounts of foreclosed asset expense. Management sees this expense item as its greatest opportunity to improve earnings in the near future. The Bank has been able to reduce its foreclosed assets from approximately $20 million as of December 31, 2012 to approximately $8 million as of December 31, 2014. Management anticipates that the Bank’s foreclosed asset expense will remain elevated during 2015 as management attempts to reduce this balance further.

Income Tax Expense

The difference between Cornerstone’s expected income tax expense, computed by multiplying income before income taxes by statutory income tax rates, and actual income tax expense is primarily attributable to new market tax credits for federal and state purposes, tax exempt loans and tax exempt securities.

Financial Condition

Overview-Cornerstone’s consolidated balance sheet reflects significant changes over the last two years. During 2014, total assets decreased approximately $16 million or 3.81% from approximately $432 million as of December 31, 2013 to approximately $416 million as of December 31, 2014. The decrease was derived primarily from a decrease in cash and cash equivalents from approximately $24.9 million as of December 31, 2013 to approximately $15.5 million as of December 31, 2014 and a decrease in foreclosed assets from approximately $12.9 million as of December 31, 2013 to approximately $8.0 million as of December 31, 2014. The total decrease in cash and cash equivalents is primarily related to a decrease in deposits that is described in detail in Tables 23 and 24. Foreclosed assets decreased due to a strategic initiative to move non-earning assets off the balance sheet. Total loans increased approximately $6 million or 2.05% from approximately $289 million as of December 31, 2013 to approximately $295 million as of December 31, 2014. Finally, stockholders’ equity increased approximately $1 million or 1.32% from approximately $40 million as of December 31, 2013 to approximately $41 million as of December 31, 2014.

Investments-The Bank’s investment portfolio totaled approximately $90 million or 21.54% of total assets as of December 31, 2014, compared to a total of approximately $95 million or 21.88% of total assets as of December 31, 2013. The reduction in the investment portfolio resulted from the Bank liquidating a portion of its municipal inventory to offset foreclosed asset expense.

The portfolio is accounted for in two classifications: “Held to Maturity” and “Available for Sale”. The Bank also has an investment in Federal Home Loan Bank stock. The objective of the Bank’s investment policy is to invest funds not otherwise needed to meet the loan demand of the Bank’s market area and to meet the following five objectives: Gap Management, Liquidity, Pledging, Return, and Local Community Support. In doing so, the Bank uses the portfolio to provide structure and liquidity that the loan portfolio cannot. The management investment committee balances the market and credit risks against the potential investment return, ensures investments are compatible with the pledge requirements of the Bank’s deposit of public funds, maintains compliance with regulatory investment requirements, and assists various public entities with their financing needs. The management investment committee is authorized to execute security transactions for the investment portfolio based on the decisions of the Directors Asset Liability Committee (ALCO). All investment transactions occurring since the previous ALCO meeting are reviewed by the ALCO at its next quarterly meeting, in addition to the entire portfolio. The investment policy allows portfolio holdings to include short-term securities purchased to provide the Bank’s needed liquidity and longer-term securities purchased to generate stable income for the Bank during periods of interest rate fluctuations.

Table 10 presents the carrying value of the Bank's investments at the dates indicated. Available for sale securities are carried at fair market value and securities held to maturity are held at their book value (amounts in thousands).

TABLE 10

Investment Portfolio
Years Ended December 31,
Securities available for sale:	2014	2013	2012
U.S. Government agency obligations	$563	$3,481	$4,018
Mortgage-backed securities	79,299	73,479	48,445
State and political subdivisions	7,331	15,249	23,634
Totals	87,193	92,209	76,097

Securities held to maturity:
Mortgage-backed securities	25	34	45
Totals	25	34	45

Federal Home Loan Bank stock, at cost	2,323	2,323	2,323

Total Investments	$89,541	$94,566	$78,465

Management anticipates the Bank’s investment portfolio to remain at year end 2014 levels to provide an appropriate investment to total asset percentage.

A second objective of the security portfolio is to provide adequate collateral to satisfy pledging requirements with the State of Tennessee collateral pool, the Federal Home Loan Bank, repurchase agreements and correspondent banks. As of December, 31, 2014, the Bank had pledged securities with a market value of approximately $69 million and unpledged securities with a market value of approximately $18 million.

For December 31, 2014, tables 11 and 12 present the book value of the Bank's investments, the weighted average yields on the Bank's investments and the periods to maturity of the Bank's investments for the “Securities Available for Sale” and the “Securities Held to Maturity,” respectively. Tables 13 and 14 present this information for December 31, 2013.

TABLE 11 (amounts in thousands)

Weighted Average Yields on the Available For Sale Investments
Periods of Maturity from December 31, 2014
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities available for sale:	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
U.S. Government agencies	$-	-	$-	-	$560	1.18%	$-	-
Mortgage-backed securities (2)	-	-	7	5.20%	5,022	1.84%	74,103	1.27%
Tax-exempt municipal bonds	-	-	899	6.21%	2,271	5.03%	3,858	4.37%
Totals	$-	-	$906	6.20%	$7,853	2.72%	$77,961	1.42%

Total Securities Available for Sale	$86,720	1.58%

(1)	The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.
(2)	Mortgages are allocated by maturity and not amortized.

TABLE 12 (amounts in thousands)

Weighted Average Yields on the Held to Maturity Investments
Periods of Maturity from December 31, 2014
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years
Securities held to maturity	Amount	Weighted Avg. Yield(1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)	Amount	Weighted Avg. Yield (1)
Mortgage-backed securities (2)	$-	-	$6	2.09%	$14	1.53%	$5	2.88%
Totals	$-	-	$6	2.09%	$14	1.53%	$5	2.88%

Total Securities Held to Maturity	$25	1.92%

Federal Home Loan Bank stock, at cost	$2,323	4.98%

Total Investments	$89,068	1.67%

(1)	The weighted average yields on tax-exempt securities have been computed on a tax-equivalent basis.
(2)	Mortgages are allocated by maturity and not amortized.

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

At December 31, 2014 and 2013, Cornerstone’s net loan portfolio constituted approximately 70.2% and 66.2% of Cornerstone’s total assets, respectively.

Table 15 presents the composition of Cornerstone’s loan portfolio at the indicated dates.

TABLE 15

Loan Portfolio Composition
Years Ended December 31,
(In thousands)	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial, financial and agricultural	$37,863	12.82%	$38,999	13.47%	$40,140	14.49%	$37,458	13.99%	$51,160	17.94%
Real estate – construction	34,449	11.66%	41,597	14.37%	38,557	13.92%	31,031	11.59%	29,848	10.46%
Real estate – mortgage	76,907	26.04%	76,315	26.37%	71,195	25.70%	70,543	26.34%	71,878	25.20%
Real estate – commercial	143,168	48.47%	129,799	44.84%	125,172	45.19%	126,057	47.08%	129,031	45.23%
Consumer loans	2,977	1.01%	2,730	0.95%	1,927	0.70%	2,676	1.00%	3,330	1.17%
Total Loans	$295,364	100.00%	$289,440	100.00%	$276,991	100.00%	$267,765	100.00%	$285,247	100.00%

Significant matters relating to the changes in the loan portfolio composition are presented below:

During 2014, the Bank experienced a decrease in real estate construction loans and an increase in real estate commercial loans as the loans were converted from construction to permanent financing. Management anticipates that this trend will continue into 2015 as the Chattanooga, TN market continues to remodel existing properties or build new projects. These types of projects allow the Bank to assist in building the community and creates an opportunity for a long term relationship.

Table 16 presents the scheduled maturities of the loans in Cornerstone’s loan portfolio as of December 31, 2014 based on their contractual terms to maturity. Overdrafts are reported as due in less than one year. Loans unpaid at maturity are renegotiated based on current market rates and terms.

TABLE 16

Loans Maturing Year-end Balance as of December 31, 2014
(In thousands)	Less than One Year	1 to 5 Years	Over 5 Years	Total
Commercial, financial and agricultural	$24,559	$11,439	$1,865	$37,863
Real estate – construction	23,151	11,038	260	34,449
Real estate – mortgage	9,052	40,500	27,355	76,907
Real estate – commercial	19,889	91,594	31,685	143,168
Consumer	1,389	1,588	-	2,977
Total Loans	$78,040	$156,159	$61,165	$295,364

Types of Loans

Commercial, Financial and Agricultural Loans-The Bank’s commercial loan portfolio is comprised of commercial, industrial, and non-farm non-residential loans, hereinafter referred to as commercial loans (excluding commercial construction loans). These installment loans and lines of credit are extended to individuals, partnerships and corporations for a variety of business purposes, such as accounts receivable and inventory financing, equipment financing, business expansion and working capital. The following is a list of terms imbedded in the Bank’s commercial loan portfolio:

▪	The terms of the Bank's commercial loans generally range from ninety days to a fifteen year amortization with a five year balloon.

▪	Commercial loans are generally tied to the prime index and adjust with changes in the prime rate. The Bank also extends fixed interest rate loans when appropriate to match the borrower’s needs.

▪	Loans secured by marketable equipment are required to be amortized over a period not to exceed 60 months.

▪	Generally, loans secured by current assets such as inventory or accounts receivable are structured as revolving lines of credit with annual maturities.

▪	Loans secured by chattel, mortgages and accounts receivable may not exceed 85% of their market value.

▪	Loans secured by listed stocks, municipal bonds and mutual funds may not exceed 70% of their market value.

▪	Unsecured short-term loans and lines of credit must meet criteria set by the Bank’s Loan Committee. Current financial statements support all commercial loans, and such financial statements are updated annually.

▪	Substantially all of the Bank's commercial loans are secured and are guaranteed by the principals of the borrower.

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

Lending Commitments-Commitments under standby letters of credit and undisbursed loan commitments totaled approximately $47 million as of December 31, 2014 compared to approximately $34 million as of December 31, 2013. This number includes all lines of credit that have not been fully drawn and loan commitments in the same status.

Origination, Purchase and Sale of Loans

The Bank originates the majority of its loans in Hamilton County, Tennessee. However, the Bank also originates loans in Marion, Sequatchie and Bradley Counties in Tennessee, and Dade, Walker, Whitfield and Catoosa Counties in Georgia, each of which is within 150 miles of Chattanooga, Tennessee. Loans are originated by 13 relationship managers who operate from the Bank's offices in Chattanooga, Tennessee and from the loan production office in Dalton, Georgia. These relationship managers actively solicit loan applications from existing customers, local manufacturers and retailers, builders, real estate developers, real estate agents and others. The Bank also receives numerous loan applications as a result of customer referrals and walk-ins to its offices.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A loan or portion thereof is charged-off against the allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged-off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the allowance for loan losses as of December 31, 2014 is adequate to absorb possible losses from loans currently in the portfolio.

Table 17 presents the Bank’s internal watchlist for loans classified as doubtful as of December 31, 2014 and 2013. Table 18 presents the Bank’s internal watchlist for loans classified as substandard as of December 31, 2014 and 2013.

TABLE 17

Internal Watchlist Composition-Doubtful

	December 31, 2014		December 31, 2013
(In thousands)	Amount	Impairment	Amount	Impairment
Commercial and industrial	$-	$-	$-	$-
Construction and development	-	-	-	-
Single family real estate	-	-	-	-
Multi-family real estate	-	-	-	-
Owner occupied commercial real estate	-	-	-	-
Non-owner occupied commercial real estate	-	-	-	-
Consumer	-	-	-	-
Totals	$-	$-	$-	$-

TABLE 18

Internal Watchlist Composition-Substandard
	December 31, 2014		December 31, 2013
(In thousands)	Amount	Impairment	Amount	Impairment
Commercial and industrial	$1,992	$273	$2,137	$55
Construction and development	1,231	-	674	-
Single family real estate	2,702	15	5,210	11
Multi-family real estate	-	-	125	-
Owner occupied commercial real estate	1,334	228	4,646	86
Non-owner occupied commercial real estate	3,152	150	2,217	412
Consumer	-	-	-	-
Totals	$10,411	$666	$15,009	$564

The information listed in tables 17 and 18 reflect the amount of the Bank’s loans net of any partial charge-off amount that has been previously recorded.

During 2014, the Bank saw a decrease in the number and dollar volume of substandard loans. The Bank has been able to convert substandard loans to foreclosed assets or upgrade to performing loans. At December 31, 2014, management had determined that approximately $666 thousand was needed in specific loan impairment for substandard loans and $30 thousand for non-substandard loans. The majority of this amount, approximately $651 thousand, was concentrated in three loans. Management believes two of these loans, which have been assigned an impairment amount of $423 thousand, could be refinanced or the underlying businesses sold in 2015. In either instance, the Bank is anticipating that it will be able to collect the full amount of its outstanding book balance. The remaining, with an assigned impairment amount of approximately $228 thousand, will most likely continue to have an impairment during 2015 and could take additional time for management to work with the borrower.

Table 19 presents Cornerstone's allocation of the allowance for loan losses as of December 31, 2014, 2013, 2012, 2011, and 2010.

TABLE 19

Allowance for Loan Losses
Years Ended December 31,
	2014		2013		2012
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$638	12.82%	$352	13.47%	$809	14.49%
Real estate – construction	130	11.66%	319	14.37%	1,241	13.92%
Real estate – mortgage	1,097	26.04%	938	26.37%	1,528	25.70%
Real estate – commercial	1,595	48.47%	1,549	44.84%	2,549	45.19%
Consumer	35	1.01%	45	.95%	14	0.70%
Totals	$3,495	100.00%	$3,203	100.00%	$6,141	100.00%

38

	2011		2010
(In thousands) Balance at end of period applicable to	Amount	Percent of loans by category to total loans	Amount	Percent of loans by category to total loans
Commercial, financial and agricultural	$482	13.99%	$925	17.94%
Real estate – construction	827	11.59%	3,238	10.46%
Real estate – mortgage	2,518	26.34%	3,111	25.20%
Real estate – commercial	3,557	47.08%	1,793	45.23%
Consumer	16	1.00%	65	1.17%
Totals	$7,400	100.00%	$9,132	100.00%

In 2014, Cornerstone calculated its allowance for loan and leases losses (“ALLL”) by including measurements such as environmental factors for growth, environmental factors for real estate values, historical metrics and specific loan products with increased levels of risk, such as asset based lending. Further, Cornerstone calculated its ALLL using a ten-quarter look-back time frame. Management believes its allowance methodology is consistent with generally accepted accounting principles and interagency policy statements published by the Bank’s regulatory agencies.

Table 20 represents the scheduled maturities of floating and fixed interest rate loans in Cornerstone’s loan portfolio as of December 31, 2014, based on their contractual terms to maturity. Overdrafts are reported as loans due in less than one year.

TABLE 20

	Less than	1 to 5	Over
	1 Year	Years	5 Years	Total
Floating Interest Rate Loans:
Commercial, financial and agricultural	$14,822	$1,725	$1,627	$18,174
Real estate-construction	13,553	3,518	240	17,311
Real estate-commercial	1,869	17,425	20,189	39,483
Real estate-mortgage	2,905	3,308	18,570	24,783
Consumer	323	166	-	489
Total floating interest rate loans	$33,472	$26,142	$40,626	$100,240

Fixed Interest Rate Loans:
Commercial, financial and agricultural	$9,737	$9,714	$238	$19,689
Real estate-construction	9,598	7,520	20	17,138
Real estate-commercial	18,020	74,169	11,496	103,685
Real estate-mortgage	6,147	37,192	8,785	52,124
Consumer	1,066	1,422	-	2,488
Total fixed interest rate loans	44,568	130,017	20,539	195,124
Total loans	$78,040	$156,159	$61,165	$295,364

Table 21 presents Cornerstone's delinquent, nonaccrual and troubled debt restructuring loans as of December 31 for the five years indicated.

TABLE 21

Delinquent, Nonaccrual and Troubled Debt Restructured Loans
	2014	2013	2012	2011	2010
Ratio of non-performing assets to total loans	3.68%	5.70%	9.51%	9.86%	9.27%
Ratio of delinquent (30-days or more) but accruing loans to:
Total loans	0.56%	0.78%	2.38%	3.05%	0.81%
Total assets	0.40%	0.52%	1.49%	1.93%	0.52%

Actual for Years Ended December 31,
(In thousands)	2014	2013	2012	2011	2010
Accruing loans that are contractually past due 90-days or more:
Commercial, financial and agricultural	$-	$-	$-	$-	$-
Real estate-construction	-	-	-	-	-
Real estate-commercial	-	-	-	-	-
Real estate-mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Total loans	$-	$-	$-	$-	$-

Nonaccruing loans 90-days or more:
Commercial, financial and agricultural	$1,195	$1,631	$2,467	$42	$75
Real estate-construction	40	47	53	1,622	-
Real estate-commercial	496	882	2,869	2,563	8,426
Real estate-mortgage	1,134	1,006	616	3,641	5.114
Consumer	-	-	-	14	18
Total loans	$2,865	$3,566	$6,005	$7,882	$13,633

Troubled debt restructurings not included above	3,767	3,328	5,316	2,671	948
Total loans	$295,364	$289,440	$276,991	$267,765	$285,247

The Bank has seen an improvement in recent years in its ratio of non-performing assets to total loans. This trend has been the result of the Bank working with existing customers to restructure problem loans and the reduction of other real estate owned in the event a workout solution could not be found and the Bank had to foreclose on the property. To facilitate the disposal of other real estate the Bank elected to realize investment portfolio gains. This additional revenue allowed management to be more aggressive in the disposal of other real estate during this period. To provide further emphasis on this point, the Bank had approximately $20.3 million in foreclosed assets as recent as December 31, 2012. As of December 31, 2014, the amount of foreclosed assets had been reduced to approximately $8.0 million. While the December 31, 2014 amount in foreclosed assets remains at elevated levels compared to amounts pre-2008, management has seen a significant improvement in the Bank’s non-performing asset ratios and anticipates reductions in other real estate operating expense in future years.

The Bank has also seen an improvement in its loans that are past due 30 days or more. Management believes this ratio is an important indicator for possible future problems in its loan portfolio. The level of past due loans 30 days or more of 0.56% as of December 31, 2014 and the decline in the Bank’s nonaccrual loans to approximately $2.9 million for the same time period are both positive indicators regarding the trend in the Bank’s asset quality. Management believes the Bank’s nonaccrual loan total will decrease during 2015 if further improvements occur in several large loans as expected.

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

The Bank has developed an internal loan watchlist that identifies classified loans and assists management in monitoring their potential risk to Bank earnings. The Bank also had loans graded substandard of approximately $10.4 million as of December 31, 2014 compared to approximately $15.0 million as of December 31, 2013. The Bank also had loans graded special mention of approximately $7.8 million as of December 31, 2014 compared to approximately $10.6 million as of December 31, 2013. Management continues to see positive results in the majority of metrics used to measure loan quality. During 2015, management expects the amount of substandard loans to decrease. Increases in special mention, especially, early in the year could occur as loans are upgraded from substandard to special mention for a period of evaluation before loans are ultimately assigned a pass grade.

Table 22 presents Cornerstone’s loan loss experience for the periods indicated.

TABLE 22

Loan Loss Reserve Analysis
Years Ending December 31,
(in thousands)	2014	2013	2012	2011	2010
Average loans	$293,708	$278,925	$268,828	$273,523	$311,407

Allowance for possible loan
losses, beginning of the period	$3,203	$6,141	$7,400	$9,132	$5,905

Charge-offs for the period:
Commercial, financial and agricultural	108	699	74	36	433
Real estate – construction	58	1,193	782	232	1,260
Real estate – mortgage	896	842	1,022	1,613	562
Real estate – commercial	470	1,879	958	1,238	2,309
Consumer	50	96	33	29	114

Total charge-offs	1,582	4,709	2,869	3,148	4,688

Recoveries for the period:
Commercial, financial and agricultural	58	99	144	94	282
Real estate – construction	771	1,058	145	532	19
Real estate – mortgage	324	241	36	65	54
Real estate – commercial	156	68	838	259	213
Consumer	50	5	17	21	56

Total recoveries	1,359	1,471	1,180	971	624

Net charge-offs for the period	223	3,238	1,689	2,177	4,064

Provision for loan losses	515	300	430	445	7,291

Allowance for possible loan losses, end of period	$3,495	$3,203	$6,141	$7,400	$9,132

Ratio of allowance for loan losses to total average loans outstanding	1.19%	1.15%	2.28%	2.71%	2.93%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.08%	1.16%	0.63%	0.80%	1.31%

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

Table 23 presents the Bank’s core vs. non-core funding as of December 31, 2014 and 2013.

TABLE 23

Core and Non-Core Funding
(In thousands)
	December 31, 2014		December 31, 2013
Core funding:	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$57,035	15.2%	$75,206	19.3%
Interest-bearing demand deposits	26,464	7.1%	24,564	6.3%
Savings and money market accounts	80,861	21.6%	86,330	22.2%
Time deposits under $100,000	57,128	15.3%	74,080	19.0%
Total core funding	221,488	59.2%	260,180	66.8%

Non-core funding:
Time deposits greater than $100,000	87,166	23.3%	81,234	20.9%
Federal funds purchased	10,000	2.7%	-	-%
Securities sold under agreements to repurchase	19,410	5.2%	22,974	5.9%
Federal Home Loan Bank advances	36,000	9.6%	25,000	6.4%
Total non-core funding	152,576	40.8%	129,208	33.2%

Total	$374,064	100.0%	$389,388	100.0%

The Bank’s noninterest-bearing demand deposits decreased from approximately $75 million as of December 31, 2013 to approximately $57 million as of December 31, 2014. Decreases were also seen in the Bank’s under $100,000 time deposit accounts. The Bank has been able to improve its net interest margin by repricing the maturing time deposits during this time. However, the loss of noninterest-bearing demand deposits negatively impacted the Bank. Management is in the process of evaluating liquidity plans that not only improve the company’s core funding percentages but also address interest rate risk. The improvement of the Bank’s core funding position will be a high priority for management during 2015.

During 2014, the Bank has attempted to remain interest rate competitive on interest-bearing demand deposits, savings and money market relationships. The majority of the Bank’s depository base is seeking these types of products as opposed to time deposits. Customers have consistently kept their deposits in non-maturity based products in anticipation of interest rate increases in the market.

To offset the decrease in core funding, the Bank elected to increase its borrowings from the Federal Home Loan Bank (FHLB). Recent borrowings from FHLB have been short-term and have, therefore, enabled the Bank to reduce its cost of funds. Approximately $10 million of long-term advances will mature in 2015 and management anticipates the new advances to be short-term in nature to allow the Bank to improve its net interest margin and allow management to position the balance sheet for interest rate risk if interest rates rise in the near future.

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

Table 24 presents the composition of deposits for the Bank, excluding accrued interest payable, by type for the years ended December 31, 2014, 2013 and 2012 (in thousands).

TABLE 24

Deposit Composition
Years Ended December 31,
(In thousands)	2014	2013	2012
Demand deposits	$57,035	$75,206	$60,054
NOW deposits	26,464	24,564	30,179
Savings and money market deposits	80,861	86,330	80,994
Time deposits $100,000 and over	87,166	81,234	87,737
Time deposits under $100,000	57,128	74,080	85,917
Total Deposits	$308,654	$341,415	$344,881

Table 25 presents a breakdown by category of the average amount of deposits and the average rate paid on deposits for the periods indicated:

TABLE 25

Average Amount and Average Rate Paid on Deposits
Years Ending December 31,
(In thousands)	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits	$59,219		$51,614		$39,936
NOW deposits	26,921	0.15%	26,196	0.21%	26,483	0.33%
Savings and money market deposits	82,903	0.33%	88,912	0.47%	62,958	0.73%
Time deposits	157,112	0.91%	165,748	1.07%	187,733	1.32%
Total Deposits	$326,155	0.53%	$332,470	0.68%	$317,110	0.95%

Table 26 presents a breakdown as of December 31, 2014, of the Bank’s scheduled maturity of time deposits (in thousands):

TABLE 26

Balances
Denominations less than $100,000
Three months or less	$9,519
Over three but less than six months	10,196
Over six but less than twelve months	16,795
Over twelve months	20,618
$57,128

Denomination greater than $100,000
Three months or less	$20,506
Over three but less than six months	5,241
Over six but less than twelve months	32,850
Over twelve months	28,569
$87,166
Totals	$144,294

Borrowings-The Bank joined the Federal Home Loan Bank of Cincinnati in October 2000. The Federal Home Loan Bank (FHLB) allows the Bank to borrow funds on a contractual basis many times at rates lower than the costs of local certificates of deposit. In addition, the FHLB has the ability to provide structured advances that best reduce or leverage the interest rate risk of the Bank. During 2014, the Bank increased its FHLB borrowings by $11 million. The increase allowed the Bank to obtain short-term funding at favorable interest rates. As of December 31, 2014, the interest rates on these loans ranged from 0.23% to 4.25%. The weighted average interest rate for all FHLB advances equals 2.32%. This is an area of opportunity for the Bank during 2015 as an additional $10 million in FHLB advances will mature. This will allow the Bank to significantly reduce its interest cost by renewing the $10 million in advances at shorter terms and lower interest rates. As of December 31, 2014, the Bank had approximately $13.4 million in additional availability with the FHLB.

The Bank has five Federal Funds lines of credit available with correspondent banks with a total availability of $30 million as of December 31, 2014. This is an improvement over the availability as of December 31, 2013. At that time the Bank had three Federal Funds lines of credit totaling $15 million.

Cornerstone’s short-term borrowings (borrowings which mature within the next fiscal year) consist primarily of federal funds purchased and securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) advances, and other borrowings.  Information concerning these short-term borrowings as of and for each of the years in the three-year period ended December 31, 2014, is as follows (dollars in thousands):

TABLE 27

	At December 31,
	2014	2013	2012
Amounts outstanding at year-end:
Federal funds purchased and securities
sold under agreements to repurchase	$29,410	$22,974	$19,587
FHLB advances	26,000	5,000	10,000
Other borrowings	-	1,740	870

Weighted average interest rates at year-end:
Federal funds purchased and securities
sold under agreements to repurchase	0.33%	0.33%	0.37%
FHLB advances	1.60%	4.43%	4.05%
Other borrowings	-%	2.00%	6.50%

Maximum amount of borrowings at any month-end:
Federal funds purchased and securities
sold under agreements to repurchase	$47,143	$32,974	$28,399
FHLB advances	26,000	5,000	10,000
Other borrowings	1,740	1,740	870

Average balances for the year:
Federal funds purchased and securities
sold under agreements to repurchase	$22,319	$22,041	$21,312
FHLB advances	18,000	5,000	8,462
Other borrowings	858	1,595	870

Weighted average interest rates for the year:
Federal funds purchased and securities
sold under agreements to repurchase	0.32%	0.34%	0.44%
FHLB advances	3.00%	4.47%	4.08%
Other borrowings	1.00%	2.41%	6.50%

Capital

Capital Resources-Stockholder’s average equity for 2014 and 2013 totaled $40.6 and $40.8 million, respectively. As of December 31, 2014, Cornerstone’s actual stockholder equity totaled $40.7 million compared to $40.1 million as of December 31, 2013. As of December 31, 2014 and 2013, the number of shares of Series A Preferred Stock outstanding was 600,000. The number of common shares outstanding were 6,627,398 and 6,547,074 as of December 31, 2014 and December 31, 2013, respectively.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established five capital categories for banks. Under the regulation defining these five capital categories, each bank is classified into one of the five categories based on its level of risk-based capital as measured by Tier I capital, total risk-based capital, and Tier I leverage ratios and its supervisory ratings. Table 28 lists the five categories of capital and each of the minimum requirements for the three risk-based ratios.

TABLE 28

Minimum Requirements for Risk-Based Capital Ratios
	Total Risk-Based Capital Ratio	Tier I Risk-Based Capital Ratio	Leverage Ratio
Well capitalized	10% or above	6% or above	5% or above
Adequately capitalized	8% or above	4% or above	4% or above
Under capitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized			2% or less

The Bank was considered well capitalized as of December 31, 2014 and its capital ratios were as follows:

Tier 1 leverage ratio	9.38%
Tier 1 risk-based capital ratio	12.32%
Total risk-based capital ratio	13.45%

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

The Bank’s liquidity target is measured by adding net cash, short-term and marketable securities not pledged and dividing this number by total deposits and short-term liabilities not secured by assets pledged. The Bank’s liquidity ratio at December 31, 2014 was 19.8% The Bank is not subject to any specific liquidity requirements imposed by regulatory orders. The Bank is subject, however, to general FDIC guidelines which are concerned with funding sources and dependence on noncore deposits and does not require a specific minimum level of liquidity. Management believes its liquidity ratios and funding sources meet or exceed these guidelines.

Cornerstone’s liquidity is dependent on dividends from its subsidiary. Currently, the holding company’s expenses are tied to shareholder and related Securities and Exchange Commission required filings expense. The Bank is presently restricted from passing up any dividends to the holding company unless the Bank receives prior approval from the FDIC who reviews the Bank’s profitability and overall safety and soundness before allowing dividends to be paid.

Management does not know of any other trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in liquidity increasing or decreasing in any material manner.

Table 29 presents the average loan to deposit ratios, a liquidity measure, for periods indicated:

TABLE 29

	December 31, 2014	December 31, 2013
Average loans to average deposits	90.05%	83.91%

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

Estimates of Fair Value

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Cornerstone’s available for sale securities are measured at fair value on a recurring basis. Additionally, fair value is used to measure certain assets and liabilities on a nonrecurring basis. Cornerstone uses fair value on a nonrecurring basis for foreclosed assets and collateral associated with impaired collateral-dependent loans. Fair value is also used in certain impairment valuations, including assessments of goodwill, other intangible assets and long-lived assets.

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

Cornerstone periodically evaluates uncertain tax positions and estimates the appropriate level of tax reserves related to each of these positions. Additionally, Cornerstone evaluates its deferred tax assets for possible valuation allowances based on the amounts expected to be realized. The evaluation of uncertain tax positions and deferred tax assets involves a high degree of judgment and subjectivity. Changes in the results of these evaluations could have a material impact on our financial results. Refer to Note 8, “Income Taxes,” in the notes to Cornerstone’s consolidated financial statements for more information. As of December 31, 2014, Cornerstone had a net deferred tax asset of $1.8 million and did not establish a valuation allowance against its net deferred tax assets as of December 31, 2013 or December 31, 2014 because it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material adverse effect on our results of operations and financial condition.

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

At December 31, 2014, the Bank’s earnings at risk model demonstrated that the Bank was within its policy limits for a 200, 300 and 400 basis point change in interest rates. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

Economic Value of Equity

The Bank’s economic value of equity model measures the extent that estimated economic values of the Bank’s assets and liabilities will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets and liabilities, which establishes a base case economic value of equity.

As of December 31, 2014, the Bank’s economic value of equity model demonstrated that the Bank was within its policy limits for a 200, 300 and 400 basis point change in interest rates. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

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

As of December 31, 2014, the Bank’s regular liquidity measurements indicated that the liquidity position was within policy limits. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

Basic Surplus-The basic surplus ratio is used to determine the number of times non-obligated assets could be used to meet immediate liquidity needs.

As of December 31, 2014, the Bank’s basic surplus measurement indicated that the Bank was within policy limits. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

Dependency Ratio-The dependency ratio determines the reliance on short-term liabilities.

As of December 31, 2014, the Bank’s dependency ratio measurement indicated that the current position was within policy limits. The policy limits have been established by the Directors ALCO committee and are calculated and reported quarterly.

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

Cornerstone’s management has assessed the effectiveness of internal controls over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”

Based on this assessment management believes that, as of December 31, 2014, Cornerstone’s internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and

Board of Directors

Cornerstone Bancshares, Inc.

Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of Cornerstone Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Cornerstone Bancshares, Inc. and Subsidiary for the year ended December 31, 2012, was audited by other auditors who have ceased operations and whose report dated March 28, 2013, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancshares, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

/s/ MAULDIN & JENKINS, LLC

Chattanooga, Tennessee

March 30, 2015

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

/s/ Hazlett, Lewis & Bieter, PLLC

Chattanooga, Tennessee

March 28, 2013

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013

ASSETS

Cash and due from banks	$1,930,751	$2,149,467
Interest-bearing deposits at other financial institutions	13,596,970	22,702,270

Total cash and cash equivalents	15,527,721	24,851,737

Securities available for sale	87,192,909	92,208,672
Securities held to maturity (fair value of $25,702 in 2014 and $35,027 in 2013)	25,428	34,165
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $3,495,129 in 2014 and $3,203,158 in 2013	291,869,338	286,236,578
Bank premises and equipment, net	4,828,123	4,992,449
Accrued interest receivable	1,142,899	977,925
Foreclosed assets	8,000,365	12,925,748
Other assets	4,830,113	7,673,179

Total assets	$415,739,796	$432,223,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$57,034,792	$75,206,540
Interest-bearing demand deposits	26,464,173	24,563,987
Savings deposits and money market accounts	80,861,110	86,329,930
Time deposits	144,294,390	155,313,920

Total deposits	308,654,465	341,414,377

Accrued interest payable	71,925	82,320
Federal funds purchased and securities sold under agreements to repurchase	29,409,505	22,974,117
Federal Home Loan Bank advances and other borrowings	36,000,000	26,740,000
Other liabilities	941,796	878,811

Total liabilities	375,077,691	392,089,625

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized; 600,000 shares issued and outstanding in 2014 and 2013	14,964,309	14,892,927
Common stock - $1.00 par value; 20,000,000 shares authorized in 2014 and 2013;
6,709,199 shares issued in 2014 and 2013; 6,627,398 and 6,547,074 shares outstanding in 2014 and 2013	6,627,398	6,547,074
Additional paid-in capital	21,821,060	21,549,883
Accumulated deficit	(3,032,551)	(3,099,451)
Accumulated other comprehensive income	281,889	243,295

Total stockholders' equity	40,662,105	40,133,728

Total liabilities and stockholders' equity	$415,739,796	$432,223,353

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012

INTEREST INCOME
Loans, including fees	$16,690,496	$16,705,237	$17,288,855
Securities and interest-bearing deposits at other financial institutions	1,416,190	1,694,292	2,003,620
Federal funds sold	30,678	53,502	60,404

Total interest income	18,137,364	18,453,031	19,352,879

INTEREST EXPENSE
Time deposits	1,427,758	1,766,237	2,471,135
Other deposits	313,105	473,921	546,812
Federal funds purchased and securities sold under agreements to repurchase	84,641	73,903	94,402
Federal Home Loan Bank advances and other borrowings	964,351	1,208,490	1,672,478

Total interest expense	2,789,855	3,522,551	4,784,827

Net interest income before provision for loan losses	15,347,509	14,930,480	14,568,052

Provision for loan losses	515,000	300,000	430,000

Net interest income after provision for loan losses	14,832,509	14,630,480	14,138,052

NONINTEREST INCOME
Customer service fees	849,984	821,072	803,251
Other noninterest income	57,148	62,457	64,519
Net gains from sale of securities	700,390	652,421	-
Net gains from sale of loans and other assets	211,819	403,569	151,710

Total noninterest income	1,819,341	1,939,519	1,019,480

NONINTEREST EXPENSES
Salaries and employee benefits	7,054,474	6,555,059	6,327,226
Net occupancy and equipment expense	1,230,099	1,335,126	1,447,204
Depository insurance	640,097	644,918	803,902
Foreclosed assets, net	1,841,575	2,001,755	1,100,670
Other operating expenses	3,233,318	3,309,532	3,498,867

Total noninterest expenses	13,999,563	13,846,390	13,177,869

Income before income tax expense	2,652,287	2,723,609	1,979,663

Income tax expense	1,014,005	1,042,800	577,600

Net income	1,638,282	1,680,809	1,402,063

Preferred stock dividend requirements	1,500,000	1,500,000	1,229,780
Accretion of preferred stock discount	71,382	71,381	63,924

Net income available to common stockholders	$66,900	$109,428	$108,359

EARNINGS PER COMMON SHARE
Basic	$0.01	$0.02	$0.02
Diluted	0.01	0.02	0.02

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012

Net income	$1,638,282	$1,680,809	$1,402,063

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the year, net of tax (expense) benefit of $(289,804), $492,528 and $(203,643) in 2014, 2013 and 2012, respectively	472,836	(803,598)	332,259

Reclassification adjustment for gains included in net income, net of tax expense of $266,148 and $247,920 in 2014 and 2013, respectively	(434,242)	(404,501)	-

Total other comprehensive income (loss)	38,594	(1,208,099)	332,259

Comprehensive income	$1,676,876	$472,710	$1,734,322

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2014, 2013, and 2012

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Equity

BALANCE, December 31, 2011	$9,899,544	$6,500,396	$21,316,438	$(3,627,208)	$1,119,135	$35,208,305

Stock compensation expense	-	-	74,048	-	-	74,048

Issuance of Series A Convertible Preferred Stock	4,858,078	-	-	-	-	4,858,078

Preferred stock dividends paid	-	-	-	(985,917)	-	(985,917)

Accretion on preferred stock	63,924	-	-	(63,924)	-	-

Net income	-	-	-	1,402,063	-	1,402,063

Unrealized holding gains on securities available for sale, net of reclassification adjustment and taxes	-	-	-	-	332,259	332,259

BALANCE, December 31, 2012	14,821,546	6,500,396	21,390,486	(3,274,986)	1,451,394	40,888,836

Stock compensation expense	-	-	129,056	-	-	129,056

Issuance of common stock, 46,678 shares	-	46,678	30,341	-	-	77,019

Preferred stock dividends paid	-	-	-	(1,433,893)	-	(1,433,893)

Accretion on preferred stock	71,381	-	-	(71,381)	-	-

Net income	-	-	-	1,680,809	-	1,680,809

Unrealized holding gains (losses) on securities available for sale, net of reclassification adjustment	-	-	-	-	(1,208,099)	(1,208,099)

BALANCE, December 31, 2013	14,892,927	6,547,074	21,549,883	(3,099,451)	243,295	40,133,728

Stock compensation expense	-	-	160,500	-	-	160,500

Issuance of common stock, 80,324 shares	-	80,324	110,677	-	-	191,001

Preferred stock dividends paid	-	-	-	(1,500,000)	-	(1,500,000)

Accretion on preferred stock	71,382	-	-	(71,382)	-	-

Net income	-	-	-	1,638,282	-	1,638,282

Unrealized holding gains on securities available for sale,
net of reclassification adjustment	-	-	-	-	38,594	38,594

BALANCE, December 31, 2014	$14,964,309	$6,627,398	$21,821,060	$(3,032,551)	$281,889	$40,662,105

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,638,282	$1,680,809	$1,402,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	413,496	506,902	529,001
Provision for loan losses	515,000	300,000	430,000
Stock compensation expense	160,500	129,056	74,048
Gains from sale of securities	(700,390)	(652,421)	-
Net gains from sale of loans and other assets	(211,819)	(403,569)	(151,710)
Loss from sale and write-downs of foreclosed assets	1,412,960	1,687,965	899,534
Deferred income taxes	540,748	105,340	(383,150)
Changes in other operating assets and liabilities:
Accrued interest receivable	(164,974)	235,853	113,680
Accrued interest payable	(10,395)	(38,238)	9,855
Other assets and liabilities	(51,955)	869,860	1,720,001

Net cash provided by operating activities	3,541,453	4,421,557	4,643,322

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security sales, maturities, and paydowns:
Securities available for sale	21,406,610	34,902,675	43,951,252
Securities held to maturity	8,715	10,892	24,032
Purchase of securities available for sale	(15,676,305)	(52,397,426)	(33,522,131)
Distribution from equity investment	2,393,603	-	-
Loan originations and principal collections, net	(6,054,571)	(13,018,303)	(15,789,776)
Purchase of bank premises and equipment	(228,252)	(14,253)	(160,164)
Proceeds from sale of bank premises and equipment and foreclosed assets	3,658,254	3,422,717	2,328,625

Net cash provided by (used in) investing activities	5,508,054	(27,093,698)	(3,168,162)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(32,759,912)	(3,466,216)	30,838,649
Increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	6,435,388	3,386,730	(9,803,423)
Proceeds from Federal Home Loan Bank advances	16,000,000	-	-
Repayment of Federal Home Loan Bank advances	(5,000,000)	(10,000,000)	(5,000,000)
Repayment of other borrowings	(1,740,000)	(435,000)	(870,000)
Payment of dividends	(1,500,000)	(1,433,893)	(985,917)
Issuance of common stock	191,001	77,019	-
Issuance of preferred stock	-	-	4,858,078

Net cash (used in) provided by financing activities	(18,373,523)	(11,871,360)	19,037,387

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,324,016)	(34,543,501)	20,512,547

CASH AND CASH EQUIVALENTS, beginning of year	24,851,737	59,395,238	38,882,691

CASH AND CASH EQUIVALENTS, end of year	$15,527,721	$24,851,737	$59,395,238

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,800,250	$3,560,789	$4,774,972
Cash paid during the period for taxes	767,687	1,107,997	965,888

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$1,681,157	$1,672,659	$8,530,357
Financed sales of foreclosed assets	1,538,976	$3,939,495	$3,484,160

The Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

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

Principles of consolidation:

The consolidated financial statements include the accounts of Cornerstone and the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Commercial real estate, including commercial construction loans, represented 55 percent and 54 percent of the loan portfolio at December 31, 2014 and 2013, respectively.

At December 31, 2014, there were no concentrations of deposits. At December 31, 2013, Cornerstone had a concentration in deposits of one customer totaling approximately $20,204,000. This balance accounted for approximately 6 percent of total deposits at December 31, 2013.

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
December 31, 2014, 2013, and 2012

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
December 31, 2014, 2013, and 2012

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
December 31, 2014, 2013, and 2012

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
December 31, 2014, 2013, and 2012

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

Securities sold under agreements to repurchase:

Cornerstone enters into sales of securities under agreements to repurchase identical securities the next day. Securities sold under agreements to repurchase amounted to $19,409,506 at December 31, 2014, mature on a daily basis, and are secured by securities available for sale with a fair value of approximately $24,207,000.

Income taxes:

Cornerstone accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740. The income tax accounting guidance results in two components of income tax expense – current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss. Cornerstone determines deferred income taxes using the liability method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities. Cornerstone’s deferred taxes relate primarily to differences between the basis of the allowance for loan losses, foreclosed assets, and accumulated depreciation. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Cornerstone files consolidated income tax returns with its subsidiary. With few exceptions, Cornerstone is no longer subject to tax examinations by tax authorities for years before 2011.

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
December 31, 2014, 2013, and 2012

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

Advertising costs:

Cornerstone expenses all advertising costs as incurred. Advertising expense was $112,864, $89,859 and $89,068 for the years ended December 31, 2014, 2013 and 2012, respectively.

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
December 31, 2014, 2013, and 2012

Note 1.	Summary of Significant Accounting Policies (continued)

Variable interest entities:

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE must be consolidated by Cornerstone if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. At December 31, 2013, Cornerstone had an investment in Appalachian Fund for Growth II Partnership that qualified as an unconsolidated VIE. This equity investment was distributed to the owners in 2014.

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

During 2010, Cornerstone initiated a preferred stock offering, which ended on December 31, 2012. Specifics of the preferred stock offering were as follows:

•	Issuance of 600,000 shares of Series A Convertible Preferred Stock at a price of $25.00 per share.

•	The annual cash dividend on each share of Series A Preferred Stock is $2.50, which is equal to 10% of the original issue price of $25.00 per share, and is payable quarterly in arrears, if, as, and when declared on the 15th day of February, May, August, and November that immediately follows the end of the dividend period to which such dividends relate. Any dividend payable on shares of Series A Preferred Stock that is not declared by our board of directors or paid will accumulate.

•	Each share of Series A Preferred Stock will be convertible at the shareholder’s option at any time into five (5) shares of our common stock reflecting an initial conversion price of $5.00 per share of common stock. The shares of Series A Preferred Stock are also convertible at Cornerstone’s option, in whole or in part, into shares of Cornerstone’s common stock at the conversion rate, at any time on or after July 31, 2015, if the closing price of Cornerstone’s common stock equals or exceeds 150% of the conversion price on each of the thirty (30) consecutive trading days immediately preceding the date Cornerstone gives notice of its election to so convert.

•	Subject to prior regulatory approval, each share of Series A Preferred Stock is redeemable by Cornerstone, in whole or in part, at any time after July 31, 2015, for a redemption price of $25.00 per share plus any accumulated and unpaid dividends.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 2.	Preferred Stock (continued)

At December 31, 2014 and 2013, the preferred stock dividends accumulated for each period, which were not declared, totaled $750,000 for each year.

Note 3.	Restrictions on Cash and Due From Banks

The Bank is required to maintain balances on hand or with the Federal Reserve Bank based on a percentage of deposits. At December 31, 2014 and 2013, these reserve balances were approximately $672,000 and $724,000, respectively.

Note 4.	Securities

Securities have been classified in the balance sheet according to management’s intent as either securities held to maturity or securities available for sale. The amortized cost and approximate fair value of securities at December 31, 2014 and 2013, are as follows:

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government agencies	$560,183	$2,840	$-	$563,023

State and municipal securities	7,028,388	302,697	-	7,331,085

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	16,852,496	44,954	(9,179)	16,888,271

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	62,278,948	273,571	(141,989)	62,410,530

	$86,720,015	$624,062	$(151,168)	$87,192,909

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	$25,428	$274	$-	$25,702

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 4.	Securities (continued)

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available for sale:
U.S. Government agencies	$3,433,216	$48,119	$-	$3,481,335

State and municipal securities	14,908,761	425,021	(84,544)	15,249,238

Mortgage-backed securities: Residential mortgage guaranteed by GNMA or FNMA	7,047,076	85,203	-	7,132,279

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	66,408,975	205,025	(268,180)	66,345,820

	$91,798,028	$763,368	$(352,724)	$92,208,672

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	$34,165	$862	$-	$35,027

U.S. Government sponsored agencies include entities such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

At December 31, 2014 and 2013, securities with a carrying value of approximately $12,612,000 and $14,385,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

At December 31, 2014 and 2013, the carrying amount of securities pledged to secure repurchase agreements was approximately $24,207,000 and $25,521,000, respectively.

At December 31, 2014 and 2013, securities with a carrying value of approximately $18,705,000 and $20,140,000, respectively, were pledged to the Federal Home Loan Bank as collateral for the Bank’s borrowings.

At December 31, 2014 and 2013, the Bank had pledged securities with a carrying amount of approximately $13,037,000 and $11,978,000, respectively, to other financial institutions as collateral for federal funds purchased.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 4.	Securities (continued)

The amortized cost and fair value of securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$-	$-
Due from one year to five years	898,930	934,341	-	-
Due from five years to ten years	2,831,489	2,931,593	-	-
Due after ten years	3,858,152	4,028,174	-	-

	7,588,571	7,894,108	-	-

Mortgage-backed securities	79,131,444	79,298,801	25,428	25,702

	$86,720,015	$87,192,909	$25,428	$25,702

For the year ended December 31, 2014, there were available for sale securities sold with proceeds totaling $12,240,478 which resulted in gross gains realized of $700,390. For the year ended December 31, 2013, there were available for sale securities sold with proceeds totaling $8,171,961 which resulted in gross gains realized of $652,421. For the year ended December 31, 2012, there were no securities sold.

The following tables present gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, at December 31, 2014 and 2013:

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	$7,018,137	$(9,179)	$-	$-	$7,018,137	$(9,179)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	9,504,525	(52,831)	17,546,169	(89,158)	27,050,694	(141,989)

	$16,522,662	$(62,010)	$17,546,169	$(89,158)	$34,068,831	$(151,168)

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 4.	Securities (continued)

	As of December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

State and municipal securities	$3,025,250	$(84,544)	$-	$-	$3,025,250	$(84,544)

Mortgage-backed securities:
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	27,782,942	(221,827)	8,761,049	(46,353)	36,543,991	(268,180)

	$30,808,192	$(306,371)	$8,761,049	$(46,353)	$39,569,241	$(352,724)

Upon acquisition of a security, Cornerstone determines the appropriate impairment model that is applicable. If the security is a beneficial interest in securitized financial assets, Cornerstone uses the beneficial interests in securitized financial assets impairment model. If the security is not a beneficial interest in securitized financial assets, Cornerstone uses the debt and equity securities impairment model. Cornerstone conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred. Cornerstone does not have any securities that have been classified as other-than-temporarily impaired at December 31, 2014.

At December 31, 2014, the significant categories of temporarily impaired securities, and management’s evaluation of those securities are as follows:

Mortgage-backed securities: At December 31, 2014, twelve investments in residential mortgage-backed securities had unrealized losses. This impairment is believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because Cornerstone does not intend to sell the investments and it is not more likely than not that Cornerstone will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Cornerstone does not deem those investments to be other-than-temporarily impaired at December 31, 2014.

Note 5.	Loans and Allowance for Loan Losses

At December 31, 2014 and 2013, the Bank's loans consist of the following (in thousands):

	2014	2013
Commercial real estate-mortgage:
Owner-occupied	$68,581	$65,747
All other	74,587	64,052
Consumer real estate-mortgage	76,907	76,315
Construction and land development	34,449	41,597
Commercial and industrial	37,863	38,999
Consumer and other	2,977	2,730

Total loans	295,364	289,440
Less: Allowance for loan losses	(3,495)	(3,203)

Loans, net	$291,869	$286,237

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 5.	Loans and Allowance for Loan Losses (continued)

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

	2014	2013	2012

An analysis of the allowance for loan losses follows:

Balance, beginning of year	$3,203,158	$6,141,281	$7,400,049

Provision for loan losses	515,000	300,000	430,000
Charge-offs	(1,581,992)	(4,708,605)	(2,868,576)
Recoveries	1,358,963	1,470,482	1,179,808

Balance, end of year	$3,495,129	$3,203,158	$6,141,281

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 5.	Loans and Allowance for Loan Losses (continued)

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

The composition of loans by loan classification for impaired and performing loans at December 31, 2014 and 2013, is summarized in the tables below (in thousands):

As of December 31, 2014:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Performing loans	$138,711	$74,828	$33,696	$36,314	$2,977	$286,526
Impaired loans	4,457	2,079	753	1,549	-	8,838

Total	$143,168	$76,907	$34,449	$37,863	$2,977	$295,364

As of December 31, 2013:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Performing loans	$121,817	$72,868	$41,228	$37,007	$2,730	$275,650
Impaired loans	7,982	3,447	369	1,992	-	13,790

Total	$129,799	$76,315	$41,597	$38,999	$2,730	$289,440

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of December 31, 2014 and 2013 (in thousands):

As of December 31, 2014:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Allowance related to:
Performing loans	$1,191	$1,082	$130	$361	$35	$2,799
Impaired loans	404	15	-	277	-	696

Total	$1,595	$1,097	$130	$638	$35	$3,495

As of December 31, 2013:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Allowance related to:
Performing loans	$1,051	$927	$319	$297	$45	$2,639
Impaired loans	498	11	-	55	-	564

Total	$1,549	$938	$319	$352	$45	$3,203

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 5.	Loans and Allowance for Loan Losses (continued)

The following tables detail the changes in the allowance for loan losses during December 31, 2014 and 2013, by loan classification (in thousands):

As of December 31, 2014:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Balance, beginning of year	$1,549	$938	$319	$352	$45	$3,203
Provision for loan losses	360	731	(902)	336	(10)	515
Charge-offs	(470)	(896)	(58)	(108)	(50)	(1,582)
Recoveries	156	324	771	58	50	1,359

Balance, end of year	$1,595	$1,097	$130	$638	$35	$3,495

As of December 31, 2013:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Balance, beginning of year	$2,549	$1,528	$1,241	$809	$14	$6,141
Provision for loan losses	811	11	(787)	143	122	300
Charge-offs	(1,879)	(842)	(1,193)	(699)	(96)	(4,709)
Recoveries	68	241	1,058	99	5	1,471

Balance, end of year	$1,549	$938	$319	$352	$45	$3,203

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of December 31, 2014 and 2013 (in thousands):

As of December 31, 2014:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Pass	$135,586	$72,753	$33,201	$32,684	$2,977	$277,201
Special mention	3,096	1,452	17	3,187	-	7,752
Substandard	4,486	2,702	1,231	1,992	-	10,411

	$143,168	$76,907	$34,449	$37,863	$2,977	$295,364

As of December 31, 2013:

	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total

Pass	$119,398	$67,444	$40,850	$33,394	$2,730	$263,816
Special mention	3,538	3,536	73	3,468	-	10,615
Substandard	6,863	5,335	674	2,137	-	15,009

	$129,799	$76,315	$41,597	$38,999	$2,730	$289,440

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 5.	Loans and Allowance for Loan Losses (continued)

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of December 31, 2014, 2013, and 2012 (in thousands):

				For the Year Ended
	At December 31, 2014			December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$2,428	$2,480	$-	$4,386	$127
Consumer real estate – mortgage	1,738	1,742	-	1,880	114
Construction and land development	753	766	-	462	44
Commercial and industrial	1,033	1,085	-	1,186	41
Consumer and other	-	-	-	-	-

Total	5,952	6,073	-	7,914	326

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	2,029	2,029	404	683	98
Consumer real estate – mortgage	341	476	15	676	24
Construction and land development	-	-	-	-	-
Commercial and industrial	516	516	277	401	52
Consumer and other	-	-	-	-	-

Total	2,886	3,021	696	1,760	174

Total impaired loans	$8,838	$9,094	$696	$9,674	$500

				For the Year Ended
	At December 31, 2013			December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$5,786	$5,854	$-	$4,657	$340
Consumer real estate – mortgage	2,177	2,202	-	2,669	96
Construction and land development	369	383	-	358	23
Commercial and industrial	1,563	1,621	-	1,857	60
Consumer and other	-	-	-	-	-

Total	9,895	10,060	-	9,541	519

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	2,196	2,285	498	4,869	118
Consumer real estate – mortgage	1,270	1,281	11	1,353	90
Construction and land development	-	-	-	177	-
Commercial and industrial	429	430	55	597	53
Consumer and other	-	-	-	-	-

Total	3,895	3,996	564	6,996	261

Total impaired loans	$13,790	$14,056	$564	$16,537	$780

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 5. Loans and Allowance for Loan Losses (continued)

				For the Year Ended
	At December 31, 2012			December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$3,406	$3,453	$-	$4,389	$180
Consumer real estate – mortgage	513	540	-	1,538	52
Construction and land development	244	251	-	358	19
Commercial and industrial	2,111	2,155	-	2,277	55
Consumer and other	-	-	-	-	-

Total	6,274	6,399	-	8,562	306

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	5,807	5,848	2,230	6,616	215
Consumer real estate – mortgage	1,353	1,353	576	2,606	61
Construction and land development	706	706	460	642	49
Commercial and industrial	1,049	1,049	780	700	132
Consumer and other	-	-	-	-	-

Total	8,915	8,956	4,046	10,564	457

Total impaired loans	$15,189	$15,355	$4,046	$19,126	$763

The following tables present an aged analysis of past due loans as of December 31, 2014 and 2013 (in thousands):

As of December 31, 2014:

	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$664	$-	$496	$1,160	$67,421	$68,581
All other	-	-	-	-	74,587	74,587
Consumer real estate-mortgage	419	-	1,134	1,553	75,354	76,907
Construction and land development	521	-	40	561	33,888	34,449
Commercial and industrial	54	-	1,195	1,249	36,614	37,863
Consumer and other	8	-	-	8	2,969	2,977

Total	$1,666	$-	$2,865	$4,531	$290,833	$295,364

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

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

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur. At December 31, 2014 and 2013, the Bank has loans of approximately $4,956,000 and $5,753,000, respectively, that were modified in troubled debt restructurings. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral, or other similar strategies.

The following tables present a summary of loans that were modified as troubled debt restructurings during the years ended December 31, 2014, 2013, and 2012 (amounts in thousands):

During the year ended December 31, 2014:

	Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment

Commercial real estate-mortgage	3	$902	$902
Consumer real estate-mortgage	1	65	65

During the year ended December 31, 2013:

	Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment

Commercial real estate-mortgage	2	$2,073	$2,073
Consumer real estate-mortgage	2	239	239
Construction and land development	3	728	728
Commercial and industrial	3	2,389	2,389
76

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 5. Loans and Allowance for Loan Losses (continued)

During the year ended December 31, 2012:

	Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment

Commercial real estate-mortgage	5	$5,971	$5,971
Consumer real estate-mortgage	1	65	65
Construction and land development	3	1,178	1,178
Commercial and industrial	5	2,432	2,432

The Bank did not have any loans modified as troubled debt restructurings over the last twelve months that subsequently defaulted during the years ended December 31, 2014, 2013 and 2012.

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates. Annual activity of these related party loans were as follows:

	2014	2013

Beginning balance	$1,380,170	$1,833,982
New loans	3,780,391	50,384
Repayments	(1,653,406)	(504,196)

Ending balance	$3,507,155	$1,380,170

Note 6. Bank Premises and Equipment

A summary of bank premises and equipment at December 31, 2014 and 2013, is as follows:

	2014	2013

Land	$2,145,003	$2,145,003
Buildings and improvements	4,343,643	4,297,565
Furniture, fixtures and equipment	3,315,766	3,313,948

	9,804,412	9,756,516
Accumulated depreciation	(4,976,289)	(4,764,067)

	$4,828,123	$4,992,449

Depreciation expense for the years ended December 31, 2014, 2013 and 2012, amounted to $365,377, $420,287, and $461,905, respectively.

Certain bank facilities and equipment are leased under various operating leases. Total rent expense on these leases for the years ended December 31, 2014, 2013 and 2012, was $382,719, $390,464, and $390,571, respectively.

Future minimum rental commitments under non-cancelable leases are as follows:

2015	$348,455
2016	284,152
2017	83,570
2018	7,452
2019	6,831
Total	$730,460

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 7. Time and Related-Party Deposits

At December 31, 2014, the scheduled maturities of time deposits are as follows (in thousands):

2015	$95,107
2016	23,981
2017	13,399
2018	7,833
2019	3,974

Total	$144,294

Deposits from related parties held by the Bank at December 31, 2014 and 2013, amounted to approximately $1,191,000 and $779,000, respectively.

As of December 31, 2014 and 2013, certificates of deposit equal to or greater than $100,000 amounted to approximately $87,166,000 and $81,234,000, respectively.

Note 8. Income Taxes

Cornerstone files consolidated income tax returns with its subsidiary. Under the terms of a tax-sharing agreement, the subsidiary’s allocated portion of the consolidated tax liability is computed as if they were reporting income and expenses to the Internal Revenue Service as a separate entity.

Income tax expense in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012, consists of the following:

	2014	2013	2012

Current tax expense	$473,257	$937,460	$960,750
Deferred tax (benefit) expense related to:
Allowance for loan losses	(110,983)	244,565	(255,287)
Foreclosed assets	669,694	(219,483)	(58,692)
Other	(17,963)	80,258	(69,171)

Income tax expense	$1,014,005	$1,042,800	$577,600

Income tax expense is different from expected tax expense computed by multiplying income before income tax expense by the statutory federal income tax rates. These differences are reconciled as follows:

	2014	2013	2012

Expected tax at statutory rates	$901,778	$926,027	$673,085
Increase (decrease) resulting from tax effect of:
State income taxes, net of federal tax benefit	113,783	116,843	84,928
New market tax credits	-	-	(180,000)
Other	(1,556)	(70)	(413)

Income tax expense	$1,014,005	$1,042,800	$577,600

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 8. Income Taxes (continued)

The components of the net deferred tax asset, included in other assets, are as follows:

	2014	2013

Deferred tax assets:
Deferred compensation	$71,791	$87,383
Deferred loan fees	41,861	43,838
Allowance for loan losses	1,337,472	1,226,489
Foreclosed assets	776,278	1,445,972
Other	40,890	-

	2,268,292	2,803,682

Deferred tax liabilities:
Depreciation	74,353	76,884
Life insurance	201,503	205,443
Net unrealized gain on securities available for sale	191,004	167,349
Other	-	11,826

	466,860	461,502

Net deferred tax asset	$1,801,432	$2,342,180

ASC Topic 740, “Income Taxes,” clarifies the accounting for uncertainty in tax positions. ASC Topic 740 requires that Cornerstone recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Cornerstone recognized no interest and penalties assessed by taxing authorities on any underpayment of income tax for 2014, 2013, or 2012.

Note 9. Federal Home Loan Bank Advances and Other Borrowings

The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide advances to the Bank in an amount up to $49,387,988. All of the Bank’s loans secured by first mortgages on 1-4 family residential, multi-family properties and commercial properties are pledged as collateral for these advances. Additionally, the Bank had pledged securities with a carrying amount of approximately $18,705,000 as of December 31, 2014 and $20,140,000 as of December 31, 2013.

At December 31, 2014 and 2013, FHLB advances consist of the following:

	2014	2013

Long-term advance dated August 13, 2007, requiring monthly interest payments, fixed at 4.43%, with a put option exercisable in February 2009 and then quarterly thereafter, principal due in August 2014	$-	$5,000,000

Long-term advance dated January 7, 2008, requiring monthly interest payments, fixed at 3.52%, with a put option exercisable in January 2011 and then quarterly thereafter, principal due in January 2015	5,000,000	5,000,000

Short-term advance dated July 30, 2014, requiring monthly interest payments, fixed at 0.23%, principal due in January 2015	8,000,000	-

Long-term advance dated February 9, 2005, requiring monthly interest payments, fixed at 3.86%, convertible on February 2010, principal due in February 2015	5,000,000	5,000,000

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 9. Federal Home Loan Bank Advances and Other Borrowings (continued)

	2014	2013

Short-term advance dated November 20, 2014, requiring monthly interest payments, fixed at 0.36%, principal due in November 2015	8,000,000	-

Long-term advance dated January 20, 2006, requiring monthly interest payments, fixed at 4.18%, with a put option exercisable in January 2009 and then quarterly thereafter, principal due in January 2016	5,000,000	5,000,000

Long-term advance dated January 10, 2007, requiring monthly interest payments, fixed at 4.25%, with a put option exercisable in January 2008 and then quarterly thereafter, principal due in January 2017	5,000,000	5,000,000

	$36,000,000	$25,000,000

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

As of December 31, 2013, Cornerstone had a borrowing outstanding of $1,740,000 with a correspondent financial institution. The loan was fully secured with cash collateral and required quarterly interest payments at an annual rate of two percent. Principal and all accrued interest not yet paid was due upon maturity in March 2014. At maturity, Cornerstone elected to renew the existing debt with the correspondent financial institution with the same terms and a new maturity date of March 2015. On June 30, 2014, Cornerstone elected to repay the loan plus accrued interest in full. As of December 31, 2014, there were no amounts outstanding under this borrowing.

The primary source of liquidity for Cornerstone is the payment of dividends from the Bank. As of December 31, 2014, the Bank was under a dividend restriction that requires regulatory approval prior to the payment of a dividend from the Bank to Cornerstone.

At December 31, 2014, scheduled maturities of the Federal Home Loan Bank advances and other borrowings are as follows:

2015	$26,000,000
2016	5,000,000
2017	5,000,000

Total	$36,000,000

Note 10. Employee Benefit Plans

401(k) plan:

Cornerstone has a 401(k) employee benefit plan covering substantially all employees that have completed at least 30 days of service and met minimum age requirements. Cornerstone’s contribution to the plan is discretionary. Cornerstone elected not to make a contribution to the plan for 2014, 2013 and 2012.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 10. Employee Benefit Plans (continued)

Employee Stock Ownership Plan:

Cornerstone has a non-leveraged employee stock ownership plan (ESOP) to which Cornerstone makes 100% of the contributions for purchasing Cornerstone’s common stock and allocates the contributions among the participants based on regulatory guidelines. Cornerstone’s contribution is discretionary, as determined by the Compensation Committee. Employer contributions are available to all employees after 1,000 hours of service. There are certain age and years-of-service requirements before contributions can be made for the benefit of the employee. The ESOP plan also provides for a three year 100% vesting requirement; therefore, employees terminating employment before their third anniversary date will forfeit their accrued benefit under the ESOP. The forfeiture is re-allocated among the remaining ESOP participants. Contributions were made to the ESOP of $10,000 in 2014 and $3,500 in 2012. No contributions were made in 2013.

Note 11. Financial Instruments With Off-Balance-Sheet Risk

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet. At December 31, 2014 and 2013, undisbursed loan commitments aggregated approximately $46,478,000 and $33,664,000, respectively. In addition, there were outstanding standby letters of credit totaling approximately $330,000 and $396,000, respectively.

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

The Bank incurred insignificant losses on its commitments during 2014, 2013, and 2012.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 12. Fair Value Disclosures (continued)

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There have been no changes in the methodologies used at December 31, 2014 and 2013.

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

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Debt securities available for sale:
U.S. Government agencies	$563,023	$-	$563,023	$-
State and municipal securities	7,331,085	-	7,331,085	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	16,888,271	-	16,888,271	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	62,410,530	-	62,410,530	-

Total securities available for sale	$87,192,909	$-	$87,192,909	$-

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

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

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at December 31, 2014 and 2013, for which a nonrecurring change in fair value was recorded.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,190,522	$-	$-	$2,190,522
Foreclosed assets	8,000,365	-	-	8,000,365

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$3,331,680	$-	$-	$3,331,680
Foreclosed assets	12,925,748	-	-	12,925,748

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 12. Fair Value Disclosures (continued)

Loans considered impaired under ASC 310-10-35, “Receivables”, are loans for which, based on current information and events, it is probable that Cornerstone will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans can be measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent.

The fair value of impaired loans were primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. Cornerstone determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.

Foreclosed assets, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at the lower of the loan’s carrying amount or the fair value less estimated costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, a loss is recognized in noninterest expense.

For Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements are presented below.

			Significant Other	Weighted
	Balance as of	Valuation	Unobservable	Average
	December 31, 2014	Technique	Input	of Input

Impaired loans	$2,190,522	Appraisal	Appraisal discounts (%)	28.9%
Foreclosed assets	8,000,365	Appraisal	Appraisal discounts (%)	14.5%

The carrying amount and estimated fair value of the Cornerstone's financial instruments at December 31, 2014 and 2013, are as follows (in thousands):

	2014		2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$15,528	$15,528	$24,852	$24,852
Securities	87,218	87,219	92,243	92,244
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	291,869	292,490	286,237	287,411
Accrued interest receivable	1,143	1,143	978	978

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 12. Fair Value Disclosures (continued)

	2014		2013
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Liabilities:
Noninterest-bearing demand deposits	$57,035	$57,035	$75,207	$75,207
Interest-bearing demand deposits	26,464	26,464	24,564	24,564
Savings deposits and money market accounts	80,861	80,861	86,330	86,330
Time deposits	144,294	145,907	155,314	156,698
Federal funds purchased and securities sold under agreements to repurchase	29,410	29,410	22,974	22,974
Federal Home Loan Bank advances and other borrowings	36,000	36,321	26,740	27,449
Accrued interest payable	72	72	82	82

Unrecognized financial instruments
(net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Note 13. Contingencies

The Bank is involved in certain claims arising from normal business activities. Management believes that the impact of those claims are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Bank’s financial condition or Cornerstone’s consolidated financial position, results of operations, or cash flows.

Note 14. Stock Option Plans

Cornerstone has stock option plans which are more fully described below. For the years ended December 31, 2014, 2013 and 2012, Cornerstone recognized $160,500, $129,056 and $74,048, respectively, in compensation expense for all stock options.

For the years ended December 31, 2014, 2013, and 2012, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2014	2013	2012

Dividend yield	0.0%	0.0%	0.0%
Expected life	8.5 years	7.0 years	7.0 years
Expected volatility	45.73%	47.60%	44.62%
Risk-free interest rate	2.32%	1.23%	1.44%

The expected volatility is based upon historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on Cornerstone’s history and expectation of dividend payouts.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 14. Stock Option Plans (continued)

Board of Directors Plan:

Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of common stock. Only non-qualified stock options could be granted under the Plan. In addition, members of the Board of Directors could be issued options under the Cornerstone 2002 Long-Term Incentive Plan to purchase up to 1,200,000 shares of Cornerstone stock. The options available for issuance to Board members under the 2002 Long-Term Incentive Plan are shared with officers and employees of Cornerstone. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years, at which point they expire. Vesting for options granted during 2014, 2013, and 2012 are 50% on each of the first and second anniversary of the grant date with full vesting occurring at the second anniversary date. At December 31, 2014, the total remaining compensation cost to be recognized on non-vested options is approximately $130,000. An analysis of this stock option plan is presented in the following table:

	Years Ended December 31,
	2014			2013		2012
		Average	Aggregate		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value(1)	Shares	Price	Shares	Price

Outstanding at beginning of year	190,250	$3.07	145,250	$3.30	55,250	$5.98

Granted	80,000	2.40	45,000	$2.37	90,000	$1.65

Exercised	-	-	-	-	-	-

Forfeited	16,000	5.44	-	-	-	-

Outstanding at end of year	254,250	$2.71	$264,500	190,250	$3.07	145,250	$3.30

Options exercisable at year-end	151,750	$2.93	$170,550	100,250	$4.03	55,250	$5.98

Weighted-average fair value of options granted during the year	$1.30			$1.17		$0.78

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on changes in the market value of Cornerstone's stock.

Information pertaining to options outstanding at December 31, 2014, is as follows:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$9.23	8,000	0.2 Years	$9.23	8,000	$9.23
7.99	12,800	3.2 Years	7.99	12,800	7.99
3.60	18,450	4.2 Years	3.60	18,450	3.60
2.40	80,000	9.2 Years	2.40	-	2.40
2.37	45,000	8.2 Years	2.37	22,500	2.37
1.65	90,000	7.2 Years	1.65	90,000	1.65

Outstanding at end of year	254,250	7.4 Years	$2.71	151,750	$2.93

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 14. Stock Option Plans (continued)

Board of Directors Plan: (continued)

Information pertaining to non-vested options for the year ended December 31, 2014, is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested options, December 31, 2013	90,000	$0.98
Granted	80,000	1.30
Vested	(67,500)	0.91
Forfeited	-	-

Non-vested options, December 31, 2014	102,500	$1.27

The total fair value of shares that vested during 2014 and 2013 was approximately $179,000 and $102,600, respectively.

Officer and Employee Plans:

Cornerstone has two stock option plans, the 1996 Cornerstone Statutory and Non-statutory Option Plan and the Cornerstone 2002 Long-Term Incentive Plan, under which officers and employees could be granted incentive stock options or non-qualified stock options to purchase a total of up to 220,000 and 1,200,000 shares, respectively, of Cornerstone’s common stock. The option price for incentive stock options shall be not less than 100 percent of the fair market value of the common stock on the date of the grant. The non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The stock options vest at 30 percent on the second and third anniversaries of the grant date and 40 percent on the fourth anniversary of the grant date. These options expire ten years from the grant date. At December 31, 2014, the total remaining compensation cost to be recognized on non-vested options is approximately $658,000. An analysis of the activity for each of the years ended December 31, 2014, 2013 and 2012, for this stock option plan follows:

	Years Ended December 31,
	2014			2013		2012
		Average	Aggregate		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value(1)	Shares	Price	Shares	Price

Outstanding at beginning of year	810,825	$3.51	670,300	$3.86	572,600	$4.63

Granted	207,000	$2.40	203,000	$2.37	202,000	$1.65

Exercised	-	-	-	-	-	-

Forfeited	(77,990)	$4.89	(62,475)	$3.40	(104,300)	$3.89

Outstanding at end of year	939,835	$3.15	$953,940	810,825	$3.51	670,300	$3.86

Options exercisable at year-end	345,735	$4.88	$264,144	307,025	$6.10	274,680	$6.82

Weighted-average fair value of options granted during the year	$1.30			$1.17		$0.78

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on changes in the market value of Cornerstone's stock.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 14.	Stock Option Plans (continued)

Officer and Employee Plans: (continued)

Information pertaining to options outstanding at December 31, 2014, is as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$9.23	39,910	0.2 Years	$9.23	39,910	$9.23
13.25	16,800	1.2 Years	13.25	16,800	13.25
15.25	11,825	2.2 Years	15.25	11,825	15.25
15.20	2,750	2.3 Years	15.20	2,750	15.20
7.99	45,000	3.2 Years	7.99	45,000	7.99
3.60	69,550	4.2 Years	3.60	69,550	3.60
1.70	167,000	6.2 Years	1.70	100,200	1.70
1.55	3,000	6.3 Years	1.55	1,800	1.55
1.10	5,000	6.6 Years	1.10	3,000	1.10
1.02	5,000	6.8 Years	1.02	3,000	1.02
1.65	173,000	7.2 Years	1.65	51,900	1.65
2.37	190,000	8.2 Years	2.37	-	-
2.40	206,000	9.2 Years	2.40	-	-
2.50	5,000	8.6 Years	2.50	-	-

Outstanding at end of year	939,835	6.8 Years	$3.15	345,735	$4.88

Information pertaining to non-vested options for the year ended December 31, 2014, is as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested options, December 31, 2013	503,800	$0.98
Granted	207,000	1.30
Vested	(107,400)	0.87
Forfeited	(9,300)	1.01

Non-vested options, December 31, 2014	594,100	$1.11

The total fair value of shares that vested during 2014, 2013 and 2012, was approximately $281,000, $190,000, and $73,000, respectively.

Note 15.	Liquidity and Capital Resources

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
December 31, 2014, 2013, and 2012

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

Quantitative measures established by regulation to ensure capital adequacy require Cornerstone and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that Cornerstone and the Bank meet all capital adequacy requirements to which they are subject.

During 2013, the Federal Reserve released final United States Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The FDIC and OCC also approved the final rule during 2013. The rule applies to all banking organizations that are currently subject to regulatory capital requirements, as well as certain savings and loan holding companies. The rule strengthens the definition of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets. The rule becomes effective January 1, 2015, for Cornerstone and most banking organizations subject to a transition period for several aspects of the rule including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total-risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's prompt corrective action category. Cornerstone’s and the Bank's capital amounts and ratios are also presented in the table. Dollar amounts are presented in thousands.

					To be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital to risk-weighted assets:
Consolidated	$36,107	11.6%	$24,817	8.0%	N/A	N/A
Cornerstone Community Bank	41,670	13.5%	24,784	8.0%	$30,981	10.0%

Tier I capital to risk-weighted assets:
Consolidated	32,612	10.5%	12,408	4.0%	N/A	N/A
Cornerstone Community Bank	38,175	12.3%	12,392	4.0%	18,588	6.0%

Tier I capital to average assets:
Consolidated	32,612	8.0%	16,304	4.0%	N/A	N/A
Cornerstone Community Bank	38,175	9.4%	16,287	4.0%	20,359	5.0%

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 16.	Minimum Regulatory Capital Requirements (continued)

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2013:
Total capital to risk-weighted assets:
Consolidated	$34,820	11.3%	$24,634	8.0%	N/A	N/A
Cornerstone Community Bank	39,342	12.8%	24,552	8.0%	$30,691	10.0%

Tier I capital to risk-weighted assets:
Consolidated	31,617	10.3%	12,317	4.0%	N/A	N/A
Cornerstone Community Bank	36,139	11.8%	12,276	4.0%	18,414	6.0%

Tier I capital to average assets:
Consolidated	31,617	7.5%	16,885	4.0%	N/A	N/A
Cornerstone Community Bank	36,139	8.6%	16,870	4.0%	21,087	5.0%

Note 17.	Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Potential common shares that may be issued by Cornerstone relate to outstanding stock options, determined using the treasury stock method.

Earnings per common share have been computed based on the following:

	2014	2013	2012

Net income	$1,638,282	$1,680,809	$1,402,063
Less: Preferred stock dividend requirements	1,500,000	1,500,000	1,229,780
Less: Preferred stock accretion	71,382	71,381	63,924

Net income applicable to common stock	$66,900	$109,428	$108,359

Average number of common shares outstanding	6,614,414	6,547,074	6,500,396

Effect of dilutive stock options	222,373	115,213	50,136

Average number of common shares outstanding used to calculate diluted earnings per common share	6,836,787	6,662,287	6,550,532

The effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share. There were 217,435, 358,550, and 358,550, antidilutive stock options for 2014, 2013 and 2012, respectively.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 18.	Recent Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update (ASU) 2014-04, "Receivables-Troubled Debt Restructurings by Creditors: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The amendments in this ASU reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. Cornerstone does not believe the adoption of this ASU will have a significant impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and most industry-specific guidance throughout the Industry Topics of Codification. This update is effective for annual and interim periods beginning after December 15, 2016. Cornerstone does not believe this update will have a significant impact on the consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, "Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this ASU are effective for public business entities for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. Cornerstone is currently reviewing this ASU to determine if it will have an impact on the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, "Receivables—Troubled Debt Restructurings by Creditors: Classification of Certain Government—Guaranteed Mortgage Loans upon Foreclosure." The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a significant impact on the Cornerstone’s consolidated financial statements.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 19.	Equity Investment

During 2006, Cornerstone invested $3,000,000 for a 25% share of the Appalachian Fund for Growth II Partnership (AFG), which was managed by the Southeast Local Development Corporation (General Partner). AFG was targeting high job creation and retention businesses and businesses providing important community services. The funds were deployed to help: 1) attract new businesses to under-served service areas by offering creative financing; 2) supply creative financing for businesses to rehabilitate existing distressed properties to facilitate community development; and 3) leverage other private investment into its targeted communities. In return for its investment in AFG, Cornerstone and other investors received new market tax credits of approximately $180,000 during 2012. No new market tax credit was received in 2013 or 2014. During 2014, Cornerstone received approximately $2,393,600 in equity distributions to facilitate the winding down of the fund. AFG was dissolved during 2014.

AFG met the criteria of a VIE outlined in ASC Topic 810, “Consolidation”. AFG was not consolidated by Cornerstone, as Cornerstone was not the primary beneficiary.

Note 20.	Agreement and Plan of Merger

On December 5, 2014, Cornerstone, the Bank, SmartFinancial, Inc. (SmartFinancial), and SmartFinancial’s wholly owned subsidiary, SmartBank, entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which SmartFinancial will be merged with and into Cornerstone (the Merger), and the entity surviving the Merger (the Surviving Company) will be renamed SmartFinancial, Inc. The banks will initially remain separate and operate under their respective names in their respective markets.

Under the terms of the Merger Agreement, each outstanding share of SmartFinancial common stock will be converted into 4.20 shares of Cornerstone common stock, subject to adjustment based on an anticipated reverse stock split of Cornerstone’s common stock. Additionally, each outstanding share of SmartFinancial preferred stock will be converted into a share of Cornerstone preferred stock with similar rights and preferences. Current holders of Cornerstone’s preferred stock will be asked to vote on an amendment to Cornerstone’s charter to allow Cornerstone to redeem its outstanding preferred stock prior to the completion of the Merger.

Based on consideration of all the relevant facts and circumstances of the Merger, for accounting purposes, SmartFinancial will be considered to have acquired Cornerstone. As a result, following the completion of the Merger, the historical financial statements of the Surviving Company will be the historical financial statements of SmartFinancial. The Merger will be effected by the issuance of shares of Cornerstone stock to SmartFinancial shareholders. The assets and liabilities of Cornerstone as of the effective date of the Merger will be recorded at their estimated fair values and added to those of SmartFinancial. Any excess of purchase price over the net estimated fair values of the acquired assets and liabilities of Cornerstone will be allocated to all identifiable intangible assets. Any remaining excess will then be allocated to goodwill. The goodwill resulting from the Merger will not be amortized to expense, but instead will be reviewed for impairment at least annually. To the extent goodwill were impaired, its carrying value would be written down to its implied fair value and a charge would be made to earnings. Intangibles with definite useful lives will be amortized to expense over their estimated useful lives.

The Merger Agreement contains customary representations, warranties and covenants by all parties. Conditions to each party’s obligation to consummate the Merger include the following, as well as other customary conditions: (1) approval of the Merger Agreement by shareholders of Cornerstone and SmartFinancial, (2) approval of the Merger by regulatory authorities, (3) action by no more than 7% of the outstanding shares of SmartFinancial common stock and Cornerstone common stock taken together that would establish the right to dissent from the Merger under Tennessee law, (4) redemption of outstanding shares of Cornerstone’s preferred stock and (5) the completion by Cornerstone of financing transactions that may be necessary to obtain regulatory approval of the Merger. Conditions to SmartFinancial’s obligation to consummate the Merger include the following: (1) evidence that Cornerstone has amended its charter to allow the redemption of its outstanding preferred stock, the conversion of SmartFinancial’s outstanding preferred stock and the reverse stock split, (2) approval by Cornerstone shareholders of an amended and restated charter, (3) approval by Cornerstone shareholders of amended and restated bylaws and (4) adoption by Cornerstone board of directors and approval by Cornerstone shareholders of an incentive compensation plan.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 20.	Agreement and Plan of Merger (continued)

The Merger Agreement provides certain termination rights for both Cornerstone and SmartFinancial and further provides that, upon termination of the Merger Agreement under certain circumstances, Cornerstone or SmartFinancial, as applicable, will be obligated to pay the other party a termination fee of $1,200,000 plus expenses.

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 21.	Condensed Parent Information

BALANCE SHEETS
	December 31,	December 31,
	2014	2013

ASSETS
Cash	$637,635	$3,376,410
Investment in subsidiary	39,733,504	38,096,440
Other assets	334,115	435,972

Total assets	$40,705,254	$41,908,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$43,149	$35,094
Other borrowings	-	1,740,000

Total liabilities	43,149	1,775,094

Stockholders’ equity	40,662,105	40,133,728

Total liabilities and stockholders’ equity	$40,705,254	$41,908,822

STATEMENTS OF INCOME

	Years Ended December 31,
	2014	2013	2012

INCOME
Dividends	$-	$-	$-
Interest income	665	956	-

	665	956	-

EXPENSES
Interest expense	19,802	49,836	170,872
Other operating expenses	476,894	286,105	436,283

Loss before equity in undistributed earnings	(496,031)	(334,985)	(607,155)

Equity in undistributed earnings of subsidiary	1,942,913	1,887,294	1,775,918

Income tax benefit	191,400	128,500	233,300

Net income	1,638,282	1,680,809	1,402,063

Preferred stock dividend requirements	1,500,000	1,500,000	1,229,780
Accretion on preferred stock discount	71,382	71,381	63,924

Net income available to common shareholders	$66,900	$109,428	$108,359

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 21.	Condensed Parent Information (continued)

	2014	2013	2012

STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,638,282	$1,680,809	$1,402,063
Adjustments to reconcile net income to net cash
used in operating activities:
Stock compensation expense	-	-	74,048
Equity in undistributed income of subsidiary	(1,152,913)	(1,887,294)	(1,775,918)
Other	15,856	110,651	1,719,222

Net cash used in operating activities	501,225	(95,834)	1,419,415

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under other borrowings	(1,740,000)	(435,000)	(870,000)
Issuance of preferred stock	-	-	4,858,078
Payment of preferred dividends	(1,500,000)	(1,433,893)	(985,917)

Net cash (used in) provided by financing activities	(3,240,000)	(1,868,893)	3,002,161

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(2,738,775)	(1,964,727)	4,421,576

CASH AND CASH EQUIVALENTS, beginning of year	3,376,410	5,341,137	919,561

CASH AND CASH EQUIVALENTS, end of year	$637,635	$3,376,410	$5,341,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the year for:
Interest	$19,802	$85,236	$174,473
Income taxes	-	-	-

CORNERSTONE BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Note 22. Quarterly Data (unaudited)
	Years Ended December 31,
	2014				2013
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest income	$4,520,241	$4,502,258	$4,581,744	$4,533,121	$4,513,506	$4,760,392	$4,576,019	$4,603,114
Interest expense	650,170	691,727	725,324	722,634	772,240	869,041	919,565	961,705

Net interest income, before provision for loan losses	3,870,071	3,810,531	3,856,420	3,810,487	3,741,266	3,891,351	3,656,454	3,641,409

Provision for loan losses	-	-	350,000	165,000	-	-	-	300,000

Net interest income, after provision for loan losses	3,870,071	3,810,531	3,506,420	3,645,487	3,741,266	3,891,351	3,656,454	3,341,409

Noninterest income	458,774	503,766	534,488	322,313	616,747	269,968	697,305	355,499
Noninterest expenses	3,664,483	3,659,106	3,374,925	3,301,049	3,704,211	3,464,571	3,701,728	2,975,880

Income before income taxes	664,362	655,191	665,983	666,751	653,802	696,748	652,031	721,028
Income tax expense	253,405	249,500	256,500	254,600	249,700	268,200	256,000	268,900

Net income	410,957	405,691	409,483	412,151	404,102	428,548	396,031	452,128

Preferred stock dividend requirement	375,000	375,000	375,000	375,000	375,000	375,000	375,000	375,000
Accretion on preferred stock dividends	17,845	17,846	17,845	17,846	17,846	17,845	17,845	17,845

Net income available to common shareholders	$18,112	$12,845	$16,638	$19,305	$11,256	$35,703	$3,186	$59,283

Earnings per common share:
Basic	$0.01	$-	$-	$-	$-	$0.01	$-	$0.01
Diluted	$0.01	$-	$-	$-	$-	$0.01	$-	$0.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Cornerstone maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to Cornerstone’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Cornerstone carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2014. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, Cornerstone’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of Cornerstone’s management on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Director Nominees

Set forth below with respect to the nominees for director of the Company is information regarding their business experience during the past five years and other information. In addition, the individual experiences, qualifications, attributes and/or skills of each nominee for director that led to his or her nomination and contribute to the Board’s effectiveness as a whole are discussed below.

Name	Age	Principal Occupation and Qualifications
Monique P. Berke	48	Vice President, Investment Operations of Unum Group, a global provider of financial protection benefits. She previously served as Vice President, Human Resources, Global Services for Unum. Prior to 2009, she owned and operated Berke Coaching & Consulting, providing consulting services to Fortune 500 companies. Ms. Berke has extensive experience in the financial services industry with specializations in human resources and operational effectiveness. Her corporate and consulting backgrounds add extensive experience to the Board in matters concerning human resources, process and change management and strategic planning. She has served on several community non-profit boards and committees and is the recipient of many professional awards.
B. Kenneth Driver	79	Vice Chairman and Co-CEO of Fillauer Companies, Inc., a Chattanooga based prosthetic manufacturer since 1914. He previously served as President and Chief Operations Officer of Fillauer Companies, Inc. from 1994 to 2007. Since 2007 he has served as the Vice Chairman and Vice CEO of the Fillauer Companies. He has been a director of the Company since 1997. Mr. Driver has extensive experience in matters involved in running a large public company, has served in several capacities from CFO to President and has expertise in finance and accounting, corporate governance, employee matters, and mergers and acquisitions.
Karl Fillauer	67	Chairman and Co-CEO of Fillauer Companies, Inc., a Chattanooga based prosthetic manufacturer since 1914. He has been a director of the Company since 1997. Mr. Fillauer brings significant executive management experience and insight to the Board and is proficient in matters relating to finance and accounting, corporate governance, employee matters, and mergers and acquisitions.
Nathaniel F. Hughes	56	President and Chief Executive Officer of the Company since November 2009. He previously served as President and CEO of the Company’s sole banking subsidiary, Cornerstone Community Bank (the “Bank”), from March 2012 to February 2015. Prior to that Mr. Hughes served as President and Interim Chief Executive Officer of the Bank from November 2009 to March 2012. Prior to that time Mr. Hughes served as President and Chief Financial Officer of the Company and President and Chief Operating Officer of the Bank from June 2004 to November 2009; President and Chief Financial Officer of the Company and the Bank from April 2003 to June 2004; and Executive Vice President and Chief Financial Officer of the Company and the Bank from February 1999 to April 2003. Mr. Hughes has been a director of the Company since April 2003. He has over 30 years experience in the banking and financial services industry, including expertise in finance and accounting. Mr. Hughes possesses extensive knowledge of the Company’s business and regulatory environment, including matters affecting public companies. As chief executive, he is intimately involved in the Company’s strategic vision and direction and interacts with key executives and constituents within and outside the organization. He also serves on the boards of several non-profit organizations.

Name	Age	Principal Occupation and Qualifications
Frank S. McDonald	63	President of FMA Architects, PLLC, a Chattanooga based architectural firm, for more than twenty-five years. He has been a director of the Company since September 2005. Mr. McDonald’s extensive experience in the development and real estate industry assists the Bank’s loan origination process and credit risk management. In addition, he has vast experience in board governance and has served as Chairman of several non-profit organizations.
Doyce G. Payne, M.D.	64	Dr. Payne practiced obstetrics and gynecology in the Chattanooga area for more than twenty years prior to his redirecting his practice to International Medical Missions in 2003. He has been a director of the Company since 1997. As a resident of Chattanooga, his knowledge of the Chattanooga market fits well with the Company’s strategy of focusing on its core banking franchise in Hamilton County. He also serves on the boards of several non-profit organizations.
Wesley M. Welborn	56	Chairman of the Board of Directors of the Company and the Bank since November 2009. Mr. Welborn is a Partner with the Lamp Post Group, a Chattanooga based small business incubator. Mr. Welborn also has served as President of Welborn & Associates, Inc., a Chattanooga based consulting firm specializing in transportation logistics, for more than ten years. He has been a director of the Company since September 2005. Mr. Welborn has served on the boards of numerous trucking companies and associations. In addition, he served on the board of a publicly traded bank for many years and for two terms as a director of the Federal Reserve Bank of Atlanta’s Birmingham Branch. He also serves on the boards of several non-profit organizations.
Billy O. Wiggins	72	President of Checks, Inc., a Chattanooga based specialty check printing company, for more than twenty years. He has been a director of the Company since 1997. Mr. Wiggins has expertise in retailing and wholesaling and extensive experience in the matters involved in running a large company, including finance and accounting, corporate governance, employee matters, and mergers and acquisitions.
Marsha Yessick	67	Owner of Yessick’s Design Center, a Chattanooga based interior design company, for more than thirty years and a current member of the American Society of Interior Designers. She has been a director of the Company since 1997. As the founder and operator of several businesses, Ms. Yessick has developed significant experience in managing and operating businesses of varying sizes. In addition, her background assists the Company in human resources management.

Executive Officers

The following sets forth the names and certain information with respect to Cornerstone’s executive officers (except for Mr. Nathaniel F. Hughes whose information is included above):

Name	Age	Principal Occupation and Qualifications
John H. Coxwell	64	Senior Executive Vice President of Cornerstone Community Bank since 2012. Prior to joining Cornerstone, Mr. Coxwell had a thirty-plus year career as a Certified Public Accountant (CPA) and financial institution specialist. His CPA experience includes managerial positions with Deloitte & Touche and, most recently, thirteen years as Managing Partner of Hazlett, Lewis & Bieter, PLLC. Originally from Waynesboro, MS, he is a graduate of Auburn University. His civic involvement includes board positions with the Chattanooga Symphony & Opera and READ Chattanooga (now Re:Start – the Center for Adult Education) where he also served as Board President. He is a former member of the Kiwanis Club of Chattanooga and the Chattanooga Downtown Rotary Club.

Name	Age	Principal Occupation and Qualifications
Robert B. Watson	58	President of Cornerstone Community Bank since February 2015. Mr. Watson brings 35 years’ experience in the banking industry to his position as President of Cornerstone Community Bank, where he served as Executive Vice President and Senior Loan Administrator from March 2011. Prior to joining Cornerstone in June of 2002, he worked in executive capacities with several regional and community banks, most recently as President and Chief Operating Officer of First Volunteer Bank of Tennessee. A native of Chattanooga, he holds a bachelor’s degree in Accounting and Finance from the University of Tennessee at Chattanooga (UTC). He is a graduate of the LSU School of Banking. His past civic involvement includes board positions with Chattanooga Christian School, Shepherds Arms Rescue Mission and the UTC Finance Advisory Board.
James R. Vercoe, Jr.	62	Executive Vice President and Chief Credit Officer of Cornerstone Community Bank since December 2013. Prior to that, he served as Senior Vice President and Chief Credit Officer since 2010. Bob Vercoe joined Cornerstone in November of 2010 as a 30-year veteran of the banking industry, having served in executive positions with banks in Charlotte, NC; Nashville, TN; and Chattanooga, TN. Originally from Raleigh, NC, he holds a bachelor’s degree in U.S. History and an MBA in finance from the University of North Carolina at Chapel Hill.
Gary W. Petty, Jr.	40	Chief Financial Officer of the Company since 2009 and Executive Vice President and Chief Operations Officer of Cornerstone Community Bank since January 2014. Prior to that, Mr. Petty served as Chief Financial Officer and Senior Vice President of the Bank from January 2007 to December 2013. He also served as interim Chief Operations Officer from February 2012 to December 2013. Prior to 2007, Mr. Petty served as Vice President/Internal Auditor since 2004. Gary Petty started with Cornerstone in January of 2000 as a credit analyst and has nearly twenty years’ experience in the banking industry. He received his undergraduate degree in Economics from the University of Georgia and a Master of Accountancy degree from the University of Tennessee at Chattanooga.

CORPORATE GOVERNANCE AND THE BOARD OF DIRECTORS

The Company’s business is managed by its employees under the direction and oversight of the Board of Directors. Board members are kept informed of the Company’s business through discussions with management, materials provided to them by management and their participation in Board and Board Committee meetings.

Board Leadership Structure

The offices of Chairman of the Board and Chief Executive Officer (“CEO”) are separated, with Nathaniel F. Hughes holding the position of President and CEO and Wesley M. Welborn being Chairman of the Board. The Company does not have a formal policy with respect to the separation or combination of the offices of Chairman of the Board and CEO. Rather, the Board has the discretion to combine or separate these roles as it deems appropriate from time to time, which provides the Board with necessary flexibility to adjust to changed circumstances. In light of the transition in management in 2009 and the many challenges arising from the difficult economic and regulatory environment, the Board determined that separating the roles of Chairman and CEO would allow the CEO to devote the requisite significant time and focus on managing our business and restoring financial strength. However, under other circumstances, the Board may determine that combining these roles would better serve the Company by enabling one individual to act as a bridge between management and the Board. Historically, the Company has not designated a separate lead independent director at times when the offices of Chairman and CEO were combined.

Risk Oversight

Oversight of risk management is a central focus of the Board and its committees. The full Board regularly receives reports both from Board committees and from management with respect to the various risks facing the Company, including the Bank, and oversees planning and responding to them as appropriate. The Audit Committee currently has primary responsibility for oversight of financial risk and for oversight of the Company’s risk management processes, including those relating to litigation and regulatory compliance. Under its charter, the Audit Committee is required to discuss the Company’s risk assessment and risk management policies and to inquire about any significant risks and exposures and the steps taken to monitor and minimize such risks. The Asset/Liability Management and Strategic Planning Committee actively measures and manages interest rate risk and is responsible for approving the Company’s asset/liability management policies and for overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings. The Human Resource/Compensation Committee is chiefly responsible for compensation-related risks. Under its charter, the Human Resource/Compensation Committee must discuss and review the key business and other risks the Company faces and the relationship of those risks to certain compensation arrangements. The Bank’s Loan Committee has primary responsibility for credit risk and the committee’s duties include oversight of the Bank’s credit risk department. Each of these committees receives regular reports from management concerning areas of risk for which the committee has oversight responsibility. The Bank is in the process of developing an Enterprise Risk approach to managing the Company’s risk. The objective is to consolidate and simplify the Company’s major risk components and report them to the Board in a manageable format.

Code of Conduct

The Company has adopted a Code of Conduct, which contains provisions consistent with the SEC’s description of a code of ethics, which applies to its directors, officers and employees, including its principal executive officers, principal financial officer, principal accounting officer, controller and persons performing similar functions. The purpose of the Code of Conduct is, among other things, to provide written standards that are reasonably designed to deter wrongdoing and to: (1) promote honest and ethical conduct; (2) provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and other public communications by the Company; (3) assure compliance with applicable governmental laws, rules and regulations; (4) require prompt reporting of any violations of the Code of Conduct; and (5) establish accountability for adherence to the Code of Conduct. Each director is required to read and certify annually that he or she has read, understands and will comply with the Code of Conduct. The Company’s Code of Conduct is available on the Company’s website at www.cscbank.com in the Investor Relations area.

Audit Committee

The Audit Committee selects and engages the Company’s independent registered public accounting firm each year. In accordance with its charter, the Audit Committee, among other things, reviews the Company’s financial statements, the results of internal auditing, financial reporting procedures, reports of regulatory authorities, compliance with internal controls required by the Federal Deposit Insurance Corporation Improvement Act and regularly reports to the Board with respect to all significant matters presented at meetings of the Audit Committee. The charter of the Audit Committee is available on the Company’s website at www.cscbank.com in the Investor Relations area. The Audit Committee is currently comprised of three non-employee directors, Messrs. Payne, Fillauer and McDonald, each of whom is “independent” as defined by the Nasdaq listing standards and the rules and regulations of the SEC. The Audit Committee does not have an “audit committee financial expert,” as defined in applicable SEC rules, because no director on the Board satisfies the criteria of an audit committee financial expert and the Company has not been able to find a suitable board member who is such an expert. The Audit Committee held four meetings for the Company during 2014, each of which was held concurrently with the Bank’s Audit Committee. Prior to the release of quarterly reports in 2014, the Audit Committee or a member of the Audit Committee also reviewed and discussed the interim financial information contained therein with the Company’s independent registered public accounting firm during fiscal 2014.

Audit Committee Report

Committee Charter

The Audit Committee and the Board have approved and adopted a charter for the Audit Committee, a copy of which is available on the Company’s website at www.cscbank.com in the Investor Relations area. In accordance with the charter, the Audit Committee assists the Board in fulfilling its responsibility for overseeing the accounting, auditing and financial reporting processes of the Company. The responsibilities of the Audit Committee are described in greater detail in its charter.

Auditor Independence

The Audit Committee received from Mauldin & Jenkins, LLC (M&J) written disclosures and a letter regarding its independence as required by Public Company Accounting Oversight Board Rule 3526, “Communication with Audit Committees Concerning Independence,” describing all relationships between the independent registered public accounting firm and the Company that might bear on the registered public accounting firm’s independence, and discussed this information with M&J. The Audit Committee also reviewed and discussed with management and with M&J the quality and adequacy of the Company’s internal controls. The Audit Committee also reviewed with M&J and financial management of the Company the audit plans, audit scope and audit procedures. The discussions with M&J also included the matters required by the Public Accounting Oversight Board Auditing Standard No. 16. The Audit Committee has also considered, and concluded, that the provision of services by M&J described under the caption “Audit and Non-Audit Fees” are compatible with maintaining the independence of M&J.

Review of Audited Financial Statements

The Audit Committee has reviewed the audited financial statements of the Company as of and for the fiscal year ended December 31, 2014 and has discussed the audited financial statements with management and with M&J. Based on all of the foregoing reviews and discussions with management and M&J, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, to be filed with the SEC.

The foregoing report is submitted by the following members of the Audit Committee:

Doyce G. Payne, M.D., Chairman

Karl Fillauer

Frank S. McDonald

Section 16(a) Beneficial Ownership Reporting Compliance

Under 16(a) of the Exchange Act, directors and executive officers of the Company and persons who own 10% or more of the Company’s Common Stock are required to report to the Securities and Exchange Commission (the “SEC”), within specified due dates, their initial beneficial ownership of the Company’s Common Stock and all subsequent changes to their beneficial ownership. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all forms they file in accordance with Section 16(a). Based solely on the Company’s review of these reports or on representations or information provided to the Company by the persons required to make such filings, the Company believes that all Section 16(a) filing requirements were complied with during the last fiscal year with the exception of the following filings: (1) John H. Coxwell filed one late report on Form 4 on March 16, 2015, reporting one transaction related to the issuance on April 1, 2014 of 15,384 shares of the Company’s Common Stock.

ITEM 11.	EXECUTIVE COMPENSATION

Introduction

The Human Resources / Compensation Committee (the “Committee”) carries out the Board’s overall responsibilities with respect to executive compensation, director compensation and reviews the performance of the Company’s principal executive officer (the “PEO”). The Committee also oversees administration of the Company’s employee benefit plans, including the Company’s 401(k) plan and ESOP. The Committee operates under a written charter (see www.cscbank.com) that is approved annually by the Board. The Committee Chairperson sets the agenda and calendar for the Committee. The Committee has the authority to hire independent consultants to advise the Committee on compensation matters. For fiscal 2014, the Committee did not hire an independent consultant to advise the Committee on compensation matters. The PEO reviews the performance of the other named executive officers and recommends to the Committee compensation packages for each of them.

Total compensation of the Company’s named executive officers is determined primarily by the Company’s size in earning assets, the Company’s financial performance and the individual executive’s performance. In determining what types and levels of total compensation to offer the named executive officers, the Committee follows its written Executive Compensation Policy, including guidelines, using predetermined Company financial parameters for the distribution of the particular components of total compensation to the named executive officers.

Compensation Philosophy

The Company’s overall executive compensation philosophy is to align its compensation program with optimizing shareholder value. To that end, the program is designed to recognize superior operating performance and to attract, retain and motivate the executive talent essential to the Company’s financial success. Consistent with this philosophy, the Committee is guided by the following objectives when administering the Company’s overall compensation program:

•	Attract and retain highly qualified executives who reflect the Company’s culture and values;
•	Motivate executives to provide excellent leadership and achieve the Company’s goals;
•	Provide substantial performance-related incentive compensation that is aligned with the Company’s strategies and directly tied to meeting specific Company objectives;
•	Strongly link the interests of the executives to the value derived by the Company’s shareholders from owning the Company’s Common Stock; and
•	Be fair, ethical, transparent and accountable in setting and disclosing executive compensation.

In furtherance of these objectives, the following considerations underlie the Committee’s determination with respect to the following principal elements of compensation for the named executive officers:

Base Salary – Individual salary determinations should be based upon the officer’s qualifications, behaviors, cultural adherence and performance.

Annual Cash Incentives – Executives should have a portion of their total cash compensation at risk, contingent upon meeting Company objectives.

Long-Term Equity-Based Awards – Executives who are critical to the Company’s long-term success should participate in long-term incentive opportunities that link a portion of their total compensation to increasing shareholder value.

Retirement Plans and Other Benefits – Executives should participate in the Company’s benefit programs, such as health insurance, 401(k) plan, ESOP, vacation and life insurance, at a level consistent with policy, prevailing law and current regulation.

Total compensation is intended to correlate to the Company’s ability to grow earning assets, which in turn enhances the Company’s growth in shareholder value. The Committee did not use competitive salary surveys to determine or measure the total compensation of the named executive officers. A portion of each named executive officer’s total compensation consists of cash payments, including base salary and/or annual cash incentive awards. In addition, a portion of each named executive officer’s total compensation consists of equity awards designed to align the interests of the named executive officers with the interests of the Company’s stakeholders, who include shareholders, employees, directors and community interests.

Fiscal 2014 Summary Compensation Table and Narrative

Under rules established by the SEC, the Company is required to provide certain data and information regarding the compensation and benefits awarded to, earned by or paid to all persons who served as principal executive officer of the Company during 2014 and certain other executive officers, including the three other most highly compensated executive officers whose total compensation exceeded $100,000 (the “named executive officers”). The disclosure requirements include the use of tables and narrative discussion of any material factors necessary to an understanding of the information disclosed in the tables. The summary compensation table below sets forth certain elements of compensation for the named executive officers of the Company and the Bank for the periods indicated.

FISCAL 2014 SUMMARY COMPENSATION TABLE

		Salary	Bonus	Stock Awards	Option Awards	Non- equity Incentive Plan Compensation	Director Fees Earned or Paid in Cash	All Other Compens- ation	Total
Name and Principal Position	Year	($)	($)(1)	($)	($)(2)	($)	($)(3)	($)(4)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Nathaniel F. Hughes	2014	169,200	6,000	0	32,500	0	8,064	0	215,764
President & CEO	2013	169,200	203	0	29,250	0	8,064	0	206,717
Company & Bank	2012	169,200	1,000	0	19,500	0	8,064	0	197,764

John H. Coxwell	2014	128,799	6,000	26,250	32,500	0	0	0	193,549
Senior Ex. Vice President	2013	60,000	203	35,000	17,550	0	0	0	112,753
Bank (5)	2012	35,000	500	19,269	0	0	0	0	54,769

Robert B. Watson
Ex. Vice President	2014	154,269	12,500	0	19,500	0	0	0	186,269
Sr. Loan Officer	2013	140,000	203	0	17,550	0	0	0	157,753
Bank	2012	140,000	1,000	0	11,700	0	0	0	152,700

James R. Vercoe Jr.
Ex. Vice President	2014	135,000	11,000	0	19,500	0	0	0	165,500
Chief Credit Officer	2013	125,000	217	0	17,550	0	0	0	142,767
Bank	2012	125,500	1,000	0	11,700	0	0	0	137,700

Gary W. Petty Jr.
Ex. Vice President	2014	132,500	8,000	0	19,500	0	0	0	160,000
COO Bank;	2013	125,000	203	0	17,550	0	0	0	142,753
CFO Company	2012	125,000	1,000	0	11,700	0	0	0	137,700

(1)	Represents cash bonuses paid to the entire workforce in connection with the Christmas holiday season.
(2)	The amounts in this column reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Fiscal 2012 option awards were made on March 1, 2012 with a Black-Scholes value of $0.78 per share. Fiscal 2013 option awards were made on March 1, 2013 with a Black-Scholes value of $1.17 per share. Fiscal 2014 option awards were made on March 1, 2014 with a Black-Scholes value of $1.30 per share. A more detailed discussion of the assumptions used in the valuation of option awards made in fiscal 2012, 2013 and 2014 based on performance during 2011, 2012 and 2013 may be found in Note 14 of the Notes to the Financial Statements in this report. Options acquired pursuant to option grants must generally be held at least two years before partial vesting is possible.
(3)	The amounts in this column reflect the aggregate amount of cash fees earned or paid to employee directors for attending meetings of the Board and the Bank, as described in greater detail under the section entitled “Director Compensation” below.
(4)	No contributions were made for fiscal 2012, 2013 and 2014 to the Company’s 401(k) or ESOP plans. The Bank paid $10,000 in 2014 to give the ESOP plan liquidity for individuals that had less than 1,000 shares that requested to liquidate their shares as per the plan and administrative fees. The Bank paid $4,757 in 2014 to the 401(k) plan for administrative fees.
(5)	John Coxwell was hired by the Bank June 1, 2012.

Outstanding Equity Awards at 2014 Fiscal Year-End Table and Narrative

The following table sets forth information concerning outstanding equity based awards for each of the named executive officers as of December 31, 2014. Because the Company has never issued stock appreciation rights, restricted stock awards or other stock awards, the table excludes all columns relating to such awards.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

	Option Awards (1)
		Number of Securities Underlying Unexercised Options (2)		Option Exercise	Option
	Grant	Exercisable	Unexercisable	Price	Expiration
Name	Date	(#)	(#)	($)	Date

Nathaniel F. Hughes(3)(4)	3/01/2005	18,000		9.225	3/01/2015
	3/01/2008	8,500		7.990	3/01/2018
	3/01/2009	10,000		3.600	3/01/2019
	3/01/2011	15,000	10,000	1.700	3/01/2021
	3/01/2012	7,500	17,500	1.650	3/01/2022
	3/01/2013	0	25,000	2.370	3/01/2023
	3/01/2014	0	25,000	2.400	3/01/2024

John H. Coxwell (4)	3/01/2013	0	15,000	2.370	3/01/2023
	3/01/2014	0	25,000	2.400	3/01/2024

	Option Awards (1)
		Number of Securities Underlying Unexercised Options (2)		Option Exercise	Option
	Grant	Exercisable	Unexercisable	Price	Expiration
Name	Date	(#)	(#)	($)	Date

Robert B. Watson(3)(4)	3/01/2005	6,000		9.225	3/01/2015
	3/01/2008	7,000		7.990	3/01/2018
	3/01/2009	10,000		3.600	3/01/2019
	3/01/2011	9,000	6,000	1.700	3/01/2021
	3/01/2012	4,500	10,500	1.650	3/01/2022
	3/01/2013	0	15,000	2.370	3/01/2023
	3/01/2014	0	15,000	2.400	3/01/2024

James R. Vercoe, Jr. (4)	3/01/2011	9,000	6,000	1.700	3/01/2021
	3/01/2012	4,500	10,000	1.650	3/01/2022
	3/01/2013	0	15,000	2.370	3/01/2023
	3/01/2014	0	15,000	2.400	3/01/2024

Gary W. Petty, Jr.(3)(4)	3/01/2005	1,500		9.225	3/01/2015
	3/01/2008	3,000		7.990	3/01/2018
	3/01/2009	5,000		3.600	3/01/2019
	3/01/2011	9,000	6,000	1.700	3/01/2021
	3/01/2012	4,500	10,500	1.650	3/01/2022
	3/01/2013	0	15,000	2.370	3/01/2023
	3/01/2014	0	15,000	2.400	3/01/2024

(1)	All employee stock options awarded before 2013 were awarded under the Company’s Statutory-Nonstatutory Stock Option Plan, which was approved by the shareholders in 1996, and the Company’s 2002 Long Term Incentive Plan, which was approved by the shareholders in 2002. All unexercised stock options have been adjusted for the 2-for-1 stock splits of September 2004 and December 2006. During 2012, the Company’s 2002 Long Term Incentive Plan expired.
(2)	All employee stock options vest 30% on the second anniversary of the grant date, 60% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date.
(3)	On February 26, 2010, all named executive officers voluntarily forfeited their options for the award years 2006 and 2007, and the shares underlying these options became available for distribution in connection with future awards under the plan.
(4)	The shares underlying options that were issued in 2013 and 2014 were issued without a qualified plan and, therefore, these options are considered non-qualified.

DIRECTOR COMPENSATION

Fees for Board Service

The Company’s directors do not receive fees for attendance at meetings of the Board or committees of the Board of the Company. Rather, because these meetings are held concurrently with the meetings of the Board and equivalent committees of the Board of the Bank, meeting fees are paid by the Bank solely with respect to attendance at meetings of the Board and committees of the Board of the Bank. Although employee directors are entitled to receive cash fees for attendance at Board meetings, they are not eligible for Board committee attendance fees or to participate in the Company’s annual cash incentive or long-term incentive award programs. In fiscal 2014, each director received $672 for attendance at each concurrent Board meeting (two paid absences per calendar year are allowed). Each non-employee director (also referred to herein as an “independent director”) also received $204 for attendance at each concurrent Audit Committee meeting and $179 for attendance at each other Board committee meeting (including concurrent meetings of equivalent Board and Bank committees and meetings of the Bank’s Loan Committee), except that the Chairperson of the Audit Committee and of each other Board committee of the Bank received $247 and $204, respectively, for attendance at such meetings. The Chairman of the Board also receives cash chairmanship fees (currently, $93,064 on an annualized basis) for such service of which $72,876 was allocated to the Bank. Total director fees paid by the Company for services rendered on behalf of the Company in 2014 were $199,496.

Director Annual Cash Incentive Awards

The independent directors of the Company are eligible to receive an annual cash incentive award if the Company meets certain financial performance goals set forth in its profit plan, as from time to time amended. These payments may be paid in cash or, at the election of each independent director under the 2004 Non-Employee Director Compensation Plan, in shares of Common Stock. Performance targets are established at the beginning of the fiscal year through the financial budgeting process. Therefore, the independent directors’ annual cash incentive awards are determined based on the Company’s overall financial performance. The opportunity to earn a cash incentive award payment ranges from 0% to 100% of the average independent directors’ compensation received in Board, subsidiary Board and committee fees. The independent directors’ cash incentive award pool is further limited to not be greater than the executive officers’ cash incentive award pool. Because the Company did not provide any funds for the executive officers’ cash incentive award pool in fiscal 2014, the independent directors did not receive any cash incentive awards for fiscal 2014.

Director Long-Term Equity Based Awards

The Company’s independent directors are also eligible to participate in the Company’s Statutory-Nonstatutory Stock Option Plan and the 2002 Long Term Incentive Plan, each of which was previously approved by the Board and its shareholders. The Compensation Committee establishes, in February of each fiscal year, assuming the achievement of certain financial targets for such fiscal year, the value of the Company’s incentive stock options that will be issued the following calendar year. Based on the market value of the incentive stock options issued to all Company employees, the independent directors as a group set a participate guideline at a level of 20% of the total market value of all stock options granted to both employees and independent directors. The 2014 employee grant represents 72% of the total Company grant, while the independent director grant, as a group, represents 28% of the total Company grant. The independent directors were granted 10,000 non-qualified stock options per director to reward the Directors. The Board anticipates decreasing the issuance level in 2015. The non-qualified stock options issued to independent directors for 2014 vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date. The Company will recognize compensation expense related to the shares subject to these awards as the shares vest.

In 2012, the Company’s independent directors chose to reinstate the reduction in director fees in previous years due to the Bank’s financial difficulty. The increase in fees was decided to be in the form of stock grants. During 2012, the independent directors were issued 2,500 shares each with the exception of Miller Welborn who was granted 15,000 shares. During 2013 there no grants issued. During 2014, the independent directors were issued 5,000 shares each with the exception of Miller Welborn who was granted 30,000 shares.

Director Compensation Table

The following table sets forth the compensation earned by the Company’s independent directors for services rendered during the fiscal year ended December 31, 2014:

DIRECTOR COMPENSATION FOR FISCAL 2014*

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name	($)	($)(1)	($)(2)	($)	($)	($)
Monique P. Berke	8,644	0	0	0	0	8,644
B. Kenneth Driver	13,917	12,000	13,000	0	0	38,917
Karl Fillauer	10,212	12,000	13,000	0	0	35,212
David G. Fussell	9,455	12,000	13,000	0	0	34,455
Frank S. McDonald	15,395	12,000	13,000	0	0	40,395
Doyce G. Payne, M.D.	14,780	12,000	13,000	0	0	39,780
Wesley M. Welborn	93,064	72,000	13,000	0	0	178,064
Billy O. Wiggins	15,753	12,000	13,000	0	0	40,753
Marsha Yessick	10,212	12,000	13,000	0	0	35,212

*	Nathaniel F. Hughes is a named executive officer and Mr. Hughes was a member of the Board of Directors of the Company during all of fiscal 2014. His director compensation is set forth under “Column (h)” of the “Fiscal 2014 Summary Compensation Table” above and, as a result, has been omitted from this table.
(1)	Each non-employee director received 5,000 grant shares, 2,500 for 2013 and 2,500 for 2014. The shares were issued at $2.40 per share in March 2014.
(2)	For each non-employee director, the aggregate number of shares of Common Stock underlying option awards outstanding (whether or not exercisable) at December 31, 2014, after giving effect to the 2-for-1 stock splits in September 2004 and December 2006, was as follows: Mrs. Berke – 0 shares; Mr. Driver—29,650 shares; Mr. Fillauer—29,650 shares; Mr. McDonald—28,650 shares; Dr. Payne—29,650 shares; Mr. Welborn—28,650 shares; Mr. Wiggins—29,650 shares; and Ms. Yessick—29,650 shares. Non-qualified stock options are granted to independent directors with an exercise price equal to the market price on the grant date, and vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date.

RETIREMENT AND CHANGE-IN-CONTROL BENEFITS

Stock Option Ownership; Vesting of Awards.  As of December 31, 2014, Cornerstone’s named executive officers beneficially owned, in the aggregate, [389,000] stock options issued pursuant to Cornerstone’s 2002 Long Term Incentive Plan.

Under the terms of the Company’s 2002 Long Term Incentive Plan, the vesting of any outstanding stock options and other awards under the plan will be accelerated upon the occurrence of a change of control so that all awards not previously exercisable and vested are fully exercisable and vested.  For purposes of this plan, a “change of control” means the happening of any of the following:

•	When any “person” (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), other than Cornerstone or a subsidiary or any Cornerstone employee benefit plan (including its trustee)) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of Cornerstone representing 51% or more of the combined voting power of Cornerstone’s then outstanding securities;
•	The occurrence of a transaction requiring shareholder approval for the acquisition of Cornerstone by an entity other than Cornerstone or a subsidiary through purchase of assets, by merger or otherwise; or
•	The filing of an application with any regulatory authority having jurisdiction over the ownership of Cornerstone by any “person” (as defined above) to acquire 51% or more of the combined voting power of Cornerstone’s then outstanding securities.

Also under the terms of the plan, if the employment of a participant in the plan is terminated for any reason following a change of control, any outstanding stock options or other awards under the plan granted to the participant that are not fully exercisable and vested will become fully exercisable and vested as of the date of such termination and any obligations to pay amounts to Cornerstone or any subsidiary in connection with an award will be terminated as of the date when such termination occurs.

New Employment Agreements.  On December 5, 2014 Cornerstone and Cornerstone Community Bank terminated their previous change of control and severance agreements with the named executive officers, as well as certain other officers of Cornerstone and Cornerstone Community Bank, and entered into new employment agreements.  Each of the new employment agreements contains the following provisions, among others:

•	Severance on Cornerstone Termination without Cause. For termination of each named executive officer by Cornerstone without cause, Cornerstone and/or Cornerstone Community Bank, as applicable, shall be required to pay a severance benefit equal to one times each such named executive officer’s annual base salary, payable over twelve months, and reimburse such named executive officer for the reasonable cost of premium payments paid by such named executive officer to continue then-existing health insurance coverage for the lesser of (A) twelve months or (B) such time as such named executive officer obtains other employment.
•	Severance on Named Executive Officer Termination with Cause. For termination for cause by a such named executive officer resulting from a (A) material reduction in duties or responsibilities, (B) a material reduction in such named executive officer’s salary, or (C) a change in the location of employment outside of a 75 mile radius from such named executive officer primary office, Cornerstone and/or Cornerstone Community Bank, as applicable, shall be required to pay a severance benefit equal to one times such named executive officer’s annual base salary, payable over twelve months, and reimburse such named executive officer for the reasonable cost of premium payments paid by such named executive officer to continue then-existing health insurance coverage for the lesser of (Y) twelve months or (Z) such time as such named executive officer obtains other employment.

•	Severance on Change of Control. If within twelve months following any change of control such named executive officer is terminated by Cornerstone and /or Cornerstone Community Bank (or their successor(s)), as applicable, without cause or such named executive officer terminates for cause resulting from a (A) material reduction in duties or responsibilities, (B) a material reduction in such named executive officer’s salary, or (C) a change in the location of employment outside of a 75 mile radius from such named executive officer’s primary office, such named executive officer shall receive as liquidated damages a severance payment equal to two times such named executive officer’s annual base salary in one lump sum payment. Additionally, Cornerstone shall reimburse such named executive officer for the reasonable cost of premium payments paid by such named executive officer to continue then-existing health insurance coverage for the lesser of (Y) twelve months or (Z) such time as such named executive officer obtains other employment. The definition of change of control, however, expressly excludes the transactions contemplated by the Merger Agreement.
•	Severance on Non-Renewal. Solely with respect to the proposed employment agreement with Nathaniel F. Hughes, which employment agreement has an initial term of one year with renewal for successive one year terms upon the mutual agreement of the parties, in the event that Cornerstone elects not to renew the employment agreement with Nathanial F. Hughes for an additional one year term, then Cornerstone shall be required to pay a severance benefit equal to one times Mr. Hughes’ annual base salary payable over twelve months and reimburse Mr. Hughes for the reasonable cost of premium payments paid by Mr. Hughes to continue then-existing health insurance coverage for the lesser of (A) twelve months or (B) such time as Mr. Hughes obtains other employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is information, as of March 1, 2015, with respect to beneficial ownership by (i) each person who is known to the Company to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, (ii) each director and nominee for director of the Company, (iii) each named executive officer (as such term is defined under Item 402(m)(2) of Regulation S-K, referred to herein collectively as the “named executive officers”) for the fiscal year ended December 31, 2014 (referred to herein as “fiscal 2014”), and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the Company’s knowledge, all persons listed below have the sole voting and investment power with respect to their shares of Common Stock (except to the extent that authority is shared by spouses under applicable law).

Name and Address of Beneficial Owner	Description	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Outstanding Common Stock (1)	Amount and Nature of Beneficial Ownership of Series A Convertible Preferred Stock		Percent of Outstanding Series A Convertible Preferred Stock
5% or More Beneficial Owners:
The Banc Funds Company, LLC 20 North Wacker Drive, Suite 3300 Chicago, IL 60606		389,406	(2)	5.88%
Directors and Named Executive Officers:
Monique P. Berke	Director	-		-	-		-
John H. Coxwell	Senior Executive Officer	31,859	(5)(6)	*	71		*
B. Kenneth Driver	Director	160,494	(3)(4)(5)(6)	2.26%	4,400	(4)	*
Karl Fillauer	Director	260,278	(3)(4)(5)(6)	3.66%	4,000		*
Nathaniel F. Hughes	President and Chief Executive Officer and Director	254,013	(3)(4)(5)(6)	3.57%	10,000		1.67%
Frank S. McDonald	Director	41,859	(3)(5)(6)	*	1,000		*
Doyce G. Payne, M.D.	Director	188,293	(3)(4)(5)(6)	2.65%	1,200		*
Gary W. Petty, Jr.	Executive Vice President and Chief Financial Officer	37,117	(3)(6)	*	-		-
James R. Vercoe, Jr.	Executive Vice President and Chief Credit Officer, Bank	31,500	(3)(5)(6)	*	600		*
Robert B. Watson	President and Senior Loan Officer, Bank	55,811	(3)(4)(5)(6)	*	1,980		*
Wesley M. Welborn	Chairman and Director	160,073	(3)(4)(5)(6)	2.25%	4,000		*
Billy O. Wiggins	Director	191,062	(3)(4)(5)(6)	2.69%	200		*
Marsha Yessick	Director	141,078	(3)(4)(5)	1.98%	468		*

All directors and executive officers as a group (13 persons)		1,553,437		22.27%	27,919		4.65%

*	Signifies less than one percent.
(1)	Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 6,627,398 shares issued and outstanding on March 1, 2015.

(2)	Based on a Schedule 13G/A filed jointly by Banc Fund VI L.P. ("BF VI"), an Illinois limited partnership, Banc Fund VII L.P. ("BF VII"), an Illinois Limited Partnership, and Banc Fund VIII L.P. ("BF VIII"), an Illinois limited Partnership, (collectively, the "Reporting Persons"). The general partner of BF VI is MidBanc VI L.P. ("MidBanc VI"), whose principal business is to be a general partner of BF VI. The general partner of BF VII is MidBanc VII L.P. ("MidBanc VII"), whose principal business is to be a general partner of BF VII. The general partner of BF VIII is MidBanc VIII L.P. ("MidBanc VIII"), whose principal business is to be a general partner of BF VIII. MidBanc VI, MidBanc VII, and MidBanc VIII are Illinois limited partnerships. The general partner of MidBanc VI, MidBanc VII, and MidBanc VIII is The Banc Funds Company, L.L.C., ("TBFC"), whose principal business is to be a general partner of MidBanc VI, MidBanc VII, and MidBanc VIII. TBFC is an Illinois limited liability company whose principal shareholder is Charles J. Moore. Mr. Moore has been the manager of BF VI, BF VII, and BF VIII, since their respective inceptions. As manager, Mr. Moore has voting and dispositive power over the securities of the issuer held by each of those entities. As the controlling member of TBFC, Mr. Moore will control TBFC, and therefore each of the Partnership entities directly and indirectly controlled by TBFC.

(3)	Includes the following numbers of shares subject to purchase pursuant to options that are exercisable or will become exercisable within 60 days of March 1, 2015: Mr. Coxwell—4,500 shares; Mr. Driver—23,650 shares; Mr. Fillauer—23,650 shares; Mr. Hughes—66,000 shares; Mr. McDonald—23,650 shares; Dr. Payne—23,650 shares; Mr. Petty—36,500 shares; Mr. Vercoe—28,500 shares; Mr. Watson—45,500 shares; Mr. Welborn—23,650 shares; Mr. Wiggins—23,650 shares; Ms. Yessick—23,650 shares; and all directors and officers as a group—304,600 shares. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such shares, but are not deemed outstanding for purposes of computing the percentage of any other person listed above as a beneficial owner.

(4)	Includes shares held by affiliated entities, shares held by spouses, children or other close relatives, and shares held jointly with spouses or as custodians or trustees, as follows: Mr. Driver—400 preferred shares; Mr. Fillauer—146,841 common shares and 2,000 preferred shares; Mr. Hughes—2,056 common shares; Dr. Payne—67,228 common shares and 1,200 preferred shares; Mr. Watson —780 preferred shares; Mr. Welborn —18,900 common shares; Mr. Wiggins—800 common shares; and Ms. Yessick—51,429 common shares and 468 preferred shares.

(5)	Includes the following numbers of shares subject to the conversion of Series A Convertible Preferred Stock which can be converted to Cornerstone Bancshares common stock at any time at the discretion of the owner at a 5 shares of common to 1 share of preferred conversion: Mr. Coxwell 355; Mr. Driver 22,000; Mr. Fillauer 20,000; Mr. Hughes 50,000; Mr. McDonald 5,000; Dr. Payne 6,000; Mr. Vercoe 3,000; Mr. Watson 9,900; Mr. Welborn 20,000; Mr. Wiggins 1,000; and Ms. Yessick 2,340.

(6)	Shares in the table do not include beneficially owned common stock in which the vesting will be accelerated upon the filing of an application with the Federal Reserve Bank for the SmartFinancial, Inc. and Cornerstone Bancshares, Inc. merger. Information shown below includes the numbers of shares subject to purchase pursuant to options that are exercisable due to prior vesting and vesting due to the stock option plan’s merger feature: Mr. Coxwell—67,359 shares; Mr. Driver—165,494 shares; Mr. Fillauer—265,278 shares; Mr. Hughes—306,513 shares; Mr. McDonald—46,859 shares; Dr. Payne—193,293 shares; Mr. Petty—68,617 shares; Mr. Vercoe—63,000 shares; Mr. Watson—87,311 shares; Mr. Welborn—165,073 shares; Mr. Wiggins—196,062 shares; Ms. Yessick—146,078 shares; and all directors and officers as a group—1,770,937 shares.

Cornerstone Bancshares, Inc. Non-Qualified Plan Options

During 2013 and 2014, the Company issued non-qualified options to employees and directors. The options were originally documented in 2013 as being issued out of the Cornerstone Bancshares, Inc. 2002 Long Term Incentive Plan but that plan expired in 2012 and thus no additional options can be issued from the plan. The non-qualified options are governed by the grant document issued to the holders.

The non-qualified stock options for employees were issued at the market value of the Common Stock on the grant date and vest 30% on the second anniversary of the grant date, 60% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date. The non-qualified stock options for directors are issued at the market value of the Common Stock on the grant date and vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date. The term of all grants are determined by the Compensation Committee, but may not exceed ten years. As of December 31, 2014, a total of 410,000 non-qualified stock options had been issued to Company employees, of which 410,000 remained outstanding, none had been exercised, none remained exercisable, 410,000 remained unvested and none had been forfeited. As of December 31, 2014, a total of 125,000 non-qualified stock options had been issued to Company directors, of which 125,000 remained outstanding. Of the non-qualified stock options that had been issued as of December 31, 2014, none had been exercised, 22,500 remained exercisable, 102,500 remained unvested and none had been forfeited.

Equity Compensation Plan Information as of December 31, 2014

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:	659,085	$3.59	-

Equity compensation plans not approved by security holders:	535,000	$2.39

Total	1,194,085	$3.05	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board Composition and Director Independence

The Board is currently comprised of nine directors. The directors of the Company are also directors of the Bank. The current Board is comprised of one employee director, Nathaniel F. Hughes, and eight non-employee directors, Messrs. Driver, Fillauer, McDonald, Payne, Welborn and Wiggins and Ms. Yessick and Ms. Berke. Although the OTC Bulletin Board does not have rules regarding director independence, the Board in its business judgment has determined that each of the non-employee directors, with the exception of Mr. Welborn, the chairman of the Board, is an “independent director,” as defined by the listing standards of the Nasdaq Stock Market, Inc. (the “Nasdaq listing standards”). The Board has four standing committees: the Audit Committee, the Asset/Liability Management and Strategic Planning Committee, the Human Resource/Compensation Committee and the Nominating/Board Governance Committee. The Board limits membership on the Audit Committee, the Human Resource/Compensation Committee and the Nominating/Board Governance Committee to independent directors as defined by the Nasdaq listing standards and the rules and regulations of the Securities and Exchange Commission (“SEC”). The standing committees advise the Board on policy origination and plan administrative strategy and assure policy compliance through management reporting from areas under their supervision. Each of these four committees has an identical counterpart which serves the board of the Bank. In addition, the Bank has a Directors Loan Committee (the “Bank’s Loan Committee”).

Various Company directors, executive officers and their affiliates, including corporations and firms of which they are officers or in which they and/or their families have an ownership interest, are customers of the Company and its subsidiary. These persons, corporations and firms have had transactions in the ordinary course of business with the Company and its subsidiary, including borrowings, all of which, in the opinion of management, were on substantially the same terms including interest rates and collateral as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. The Company and its subsidiary expect to have such transactions on similar terms with directors, executive officers and their affiliates in the future. The aggregate amount of loans outstanding by the Bank to directors, executive officers and related parties as of December 31, 2014 was $3,507,155 which represented 8.6% of the Company’s consolidated shareholders’ equity on that date.

Policies and Procedures for the Approval of Related Person Transactions

The charter of the Audit Committee provides that it must approve all transactions between the Company and related parties, as defined in applicable SEC rules and regulations. In accordance with this responsibility, the Audit Committee on a timely basis reviews and, if appropriate, approves all related party transactions. At any time in which an executive officer, director or nominee for director becomes aware of any contemplated or existing transaction that, in that person’s judgment may be a related party transaction, such person is expected to notify the Chairperson of the Audit Committee of the transaction. Generally, the Chairperson of the Audit Committee reviews any reported transaction and may consult with outside legal counsel regarding whether the transaction is, in fact, a related party transaction requiring approval by the Audit Committee. If the transaction is considered to be a related party transaction, then the Audit Committee will review the transaction and, in deciding whether to approve the transaction, will consider the factors it deems appropriate under the circumstances, including, but not limited to, the following:

•	The approximate dollar amount involved in the transaction, including the amount payable by or to the related person;
•	The nature of the interest of the related person in the transaction;
•	Whether the transaction may involve a conflict of interest;
•	Whether the transaction involves the provision of goods or services to the Company that are available from unaffiliated third parties and, if so, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; and
•	The purpose of the transaction and any potential benefits to the Company.

In addition to the Audit Committee’s written responsibility, as mandated by the Audit Committee’s charter, to approve related party transactions, the Company also has other written policies and procedures for approving and monitoring related third party transactions.

Related Party Transaction

On September 25, 2014, the full Board voted to approve the purchase of its Miller Plaza branch facility located at 835 Georgia Avenue, Chattanooga, TN in the form of a condominium from Lamp Post Properties. The Company’s Chairman of the Board, Wesley M. Welborn, owns 20 percent of Lamp Post Properties and, therefore, Mr. Welborn abstained from the September 25, 2014 vote. The purchase price of the building was $1.4 million and includes floors 1 and 2 of the building along with 528.34 square footage of the basement, all naming rights and signage privileges for the building, and first right of refusal for 12 of the 19 parking spots assigned to Lamp Post Properties. The transaction closed on February 24, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents the aggregate fees billed to the Company for professional services rendered by Mauldin & Jenkins, LLC (M&J) for the fiscal years ended December 31, 2013 and December 31, 2014:

Services	2013*	2014
Audit Fees (1):	$122,400	$137,783
Audit Related Fees (2):	$17,000	$0
Tax Fees (3):	$19,400	$19,800
All Other Fees:	$0	$0

(1)	Includes fees for the audit of the consolidated financial statements and review of the interim financial information contained in the quarterly reports on the form 10-Q and other regulatory reporting. In addition, this category includes fees for services rendered associated with the review of documents filed with the SEC.
(2)	Includes fees for attestation and related services traditionally performed by the auditor including attestation services not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Includes fees for tax compliance services including preparation of original and amended federal and state income tax returns, preparation of personal property tax returns and tax payment and planning advice.

*    A portion of 2013 fees were incurred through services provided by Hazlett, Lewis & Bieter, PLLC (HLB), whose partners joined Mauldin & Jenkins, LLC on June 1, 2013. Fees billed by HLB in relation to 2013 services related to Form 10-Q filings and review of estimated tax requirements totaled $8,200 and $600, respectively.

The charter of the Audit Committee provides that the duties and responsibilities of the Audit Committee include the pre-approval of all services that may be provided to the Company by the independent accountants whether or not related to the audit. In fiscal years 2013 and 2014, the Audit Fees, Audit Related Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The following report and consolidated financial statements of Cornerstone and Subsidiary are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012 Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit No.	Description
2.1*	Agreement and Plan of Merger dated as of December 5, 2014 by and among SmartFinancial, Inc., SmartBank, Cornerstone Bancshares, Inc. and Cornerstone Community Bank.
3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc. as amended.
3.2	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (1)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2.
10.1*	Cornerstone Bancshares, Inc. Statutory - Nonstatutory Stock Option Plan. (2)
10.2*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan. (3)
10.3*	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Compensation Plan. (4)
10.4*	Cornerstone Community Bank Employee Stock Ownership Plan. (5)
10.5*	Form of Director Support Agreements by and among each current director of Smart Financial and Cornerstone and Cornerstone Community Bank.
10.6*	Employment Agreement with Nathaniel F. Hughes.
10.7*	Employment Agreement with Gary W. Petty, Jr.
10.8*	Employment Agreement with Robert B. Watson.
10.9*	Employment Agreement with James R. Vercoe, Jr.
14	Code of Ethics. (6)
21	Subsidiary of the registrant.
23	Consent of Mauldin and Jenkins, LLC.
31.1	Certification of principal executive officer.
31.2	Certification of principal financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.
(1)	Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004.
(2)	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(3)	Incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(4)	Incorporated by reference to Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004 (File No. 333-113314).
(5)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005.
(6)	Incorporated by reference to Exhibit 14 of the registrant’s Form 10-KSB filed on March 24, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERSTONE BANCSHARES, INC.

Date: March 30, 2015	By:	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2015.

Signature	Title

/s/ W. Miller Welborn	Chairman of the Board of Directors
W. Miller Welborn

/s/ Nathaniel F. Hughes	President
Nathaniel F. Hughes	(principal executive officer) and Director

/s/ B. Kenneth Driver	Director
B. Kenneth Driver

/s/ Karl Fillauer	Director
Karl Fillauer

/s/ Frank S. McDonald	Director
Frank S. McDonald

/s/ Doyce G. Payne	Director
Doyce G. Payne

/s/ Billy O. Wiggins	Director
Billy O. Wiggins

/s/ Marsha Yessick	Director
Marsha Yessick

/s/ Monique Berke	Director
Monique Berke

/s/ Gary W. Petty, Jr.	Executive Vice President and Chief Financial Officer
Gary W. Petty, Jr.	(principal financial officer and accounting officer)

INDEX OF EXHIBITS

Exhibit No.	Description

2.1*	Agreement and Plan of Merger dated as of December 5, 2014 by and among SmartFinancial, Inc., SmartBank, Cornerstone Bancshares, Inc. and Cornerstone Community Bank.
3.1	Amended and Restated Charter of Cornerstone Bancshares, Inc., as amended.
3.2	Amended and Restated Bylaws of Cornerstone Bancshares, Inc. (1)
4	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2.
10.1*	Cornerstone Bancshares, Inc. Statutory - Nonstatutory Stock Option Plan. (2)
10.2*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan. (3)
10.3*	Cornerstone Bancshares, Inc. 2004 Non-Employee Director Compensation Plan. (4)
10.4*	Cornerstone Community Bank Employee Stock Ownership Plan. (5)
10.5*	Form of Director Support Agreements by and among each current director of Smart Financial and Cornerstone and Cornerstone Community Bank.
10.6*	Employment Agreement with Nathaniel F. Hughes.
10.7*	Employment Agreement with Gary W. Petty, Jr.
10.8*	Employment Agreement with Robert B. Watson.
10.9*	Employment Agreement with James R. Vercoe, Jr.
14	Code of Ethics. (6)
21	Subsidiary of the registrant.
23	Consent of Mauldin and Jenkins, LLC.
31.1	Certification of principal executive officer.
31.2	Certification of principal financial officer.
32	Section 906 certifications of chief executive officer and chief financial officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.
(1)	Incorporated by reference to Exhibit 3.2 of the registrant’s Form 10-KSB filed on March 24, 2004.
(2)	Incorporated by reference to Exhibit 10.1 of the registrant’s Registration Statement on Form S-1 filed on February 4, 2000, as amended (File No. 333-96185).
(3)	Incorporated by reference to Exhibit 99.1 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004(File No. 333-113314).
(4)	Incorporated by reference to Exhibit 99.3 of the registrant’s Registration Statement on Form S-8 filed March 5, 2004(File No. 333-113314).
(5)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on July 19, 2005.
(6)	Incorporated by reference to Exhibit 14 of the registrant’s Form 10-KSB filed on March 24, 2004.

