Form 10-Q
period 2015-03-31
CORNERSTONE BANCSHARES INC
filed 2015-05-15
CIK 1038773

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

As of May 1, 2015 there were 6,637,941 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as the following:  (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) high levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) a breach of operational or security systems, (v) ability to adapt to technological changes, (vi) competition from financial institutions and other financial service providers, (vii) economic conditions in the local markets where we operate, (viii) the impact of obtaining regulatory approval prior to the payment of dividends, (ix) the impact of our Series A Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (x) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (xi) the impact of recently enacted legislation on our business, (xii) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (xiii) adverse impact on operations and financial condition due to changes in interest rates, (xiv) our ability to obtain additional capital and, if obtained, the possible significant dilution to current shareholders, (xv) the impact of federal and state regulations on our operations and financial performance, (xvi) whether a significant deferred tax asset we have can be fully realized, (xvii) our ability to retain the services of key personnel, and (xviii) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
	2015	2014

ASSETS

Cash and due from banks	$2,141,864	$1,930,751
Interest-bearing deposits at other financial institutions	23,304,264	13,596,970
Total cash and cash equivalents	25,446,128	15,527,721

Securities available for sale	85,093,357	87,192,909
Securities held to maturity (fair value $23,907 and $25,702 at March 31, 2015 and December 31, 2014, respectively)	23,636	25,428
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $3,656,545 and $3,495,129 at March 31, 2015 and December 31, 2014, respectively	292,376,801	291,869,338
Bank premises and equipment, net	6,296,773	4,828,123
Accrued interest receivable	1,124,989	1,142,899
Foreclosed assets	8,523,267	8,000,365
Other assets	4,802,640	4,830,113
Total assets	$426,010,491	$415,739,796

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$56,620,286	$57,034,792
Interest-bearing demand deposits	37,175,706	26,464,173
Savings deposits and money market accounts	73,729,602	80,861,110
Time deposits	165,672,183	144,294,390
Total deposits	333,197,777	308,654,465

Accrued interest payable	105,724	71,925
Federal funds purchased and securities sold under agreements to repurchase	19,509,728	29,409,505
Federal Home Loan Bank advances and other borrowings	31,000,000	36,000,000
Other liabilities	1,270,984	941,796
Total liabilities	385,084,213	375,077,691

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized;
600,000 shares issued and outstanding in 2015 and 2014	14,982,155	14,964,309
Common stock - $1.00 par value; 20,000,000 shares authorized;
6,709,199 shares issued in 2015 and 2014; 6,637,941 and 6,627,398 shares outstanding in 2015 and 2014, respectively	6,637,941	6,627,398
Additional paid-in capital	21,902,768	21,821,060
Accumulated deficit	(2,945,867)	(3,032,551)
Accumulated other comprehensive income	349,281	281,889
Total stockholders' equity	40,926,278	40,662,105
Total liabilities and stockholders' equity	$426,010,491	$415,739,796

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

	Unaudited
	Three Months Ended
	March 31,
	2015	2014
INTEREST INCOME
Loans, including fees	$4,198,215	$4,095,468
Securities and interest-bearing deposits at other financial institutions	347,063	430,490
Federal funds sold	5,271	7,163
Total interest income	4,550,549	4,533,121

INTEREST EXPENSE
Time deposits	348,311	375,490
Other deposits	69,752	67,074
Federal funds purchased and securities sold under agreements to repurchase	22,407	18,660
Federal Home Loan Bank advances and other borrowings	152,955	261,410
Total interest expense	593,425	722,634

Net interest income before provision for loan losses	3,957,124	3,810,487
Provision for loan losses	350,000	165,000
Net interest income after provision for loan losses	3,607,124	3,645,487

NONINTEREST INCOME
Customer service fees	218,583	188,911
Net gains from sale of securities	-	102,272
Net gains from sale of loans and other assets	61,077	18,914
Net gains from sale of foreclosed assets	72,785	-
Other noninterest income	20,253	12,216
Total noninterest income	372,698	322,313

NONINTEREST EXPENSE
Salaries and employee benefits	1,736,672	1,826,984
Net occupancy and equipment expense	286,987	308,832
Depository insurance	155,353	154,676
Foreclosed assets, net	57,615	349,370
Other operating expenses	965,865	661,187
Total noninterest expenses	3,202,492	3,301,049

Income before income tax expense	777,330	666,751
Income tax expense	297,800	254,600

Net income	479,530	412,151

Preferred stock dividend requirements	375,000	375,000
Accretion on preferred stock discount	17,846	17,846

Net income available to common shareholders	$86,684	$19,305

EARNINGS PER COMMON SHARE
Basic	$0.01	$-
Diluted	$0.01	$-

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Unaudited
	Three Months Ended
	March 31
	2015	2014
Net income	$479,530	$412,151

Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of tax expense of $41,302 and $218,837 in 2015 and 2014, respectively	67,392	357,046
Reclassification adjustment for gains included in net income, net of tax expense of $38,863 in 2014	-	(63,409)

Total other comprehensive income	67,392	293,637

Comprehensive income	$546,922	$705,788

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity - Unaudited

For the Three Months Ended March 31, 2015

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Equity

BALANCE, December 31, 2014	$14,964,309	$6,627,398	$21,821,060	$(3,032,551)	$281,889	$40,662,105

Stock compensation expense	-	-	66,000	-	-	66,000

Issuance of common stock, 10,543 shares	-	10,543	15,708	-	-	26,251

Preferred stock dividends paid	-	-	-	(375,000)	-	(375,000)

Accretion on preferred stock	17,846	-	-	(17,846)	-	-

Net income	-	-	-	479,530	-	479,530

Unrealized holding gains on securities available for sale, net of reclassification adjustment	-	-	-	-	67,392	67,392

BALANCE, March 31, 2015	$14,982,155	$6,637,941	$21,902,768	$(2,945,867)	$349,281	$40,926,278

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$479,530	$412,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,650	109,617
Provision for loan losses	350,000	165,000
Stock compensation expense	66,000	40,000
Gains from sale of securities	-	(102,272)
Net gains from sale of loans and other assets	(61,077)	(18,914)
Net (gains) losses from sale of foreclosed assets	(72,785)	309,977
Deferred income taxes	494,484	-
Changes in other operating assets and liabilities:
Accrued interest receivable	17,910	(292,700)
Accrued interest payable	33,799	4,416
Other assets and liabilities	(141,706)	217,837
Net cash provided by operating activities	1,236,805	845,112

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security sales, maturities, and paydowns:
Securities available for sale	2,224,643	4,582,233
Securities held to maturity	1,804	1,557
Purchase of securities available for sale	-	(612,135)
Loan originations and principal collections, net	(1,591,600)	(3,852,484)
Purchase of bank premises and equipment	(1,555,709)	(33,086)
Proceeds from sale of bank premise and equipment and foreclosed assets	307,678	58,591
Net cash (used in) provided by investing activities	(613,184)	144,676

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	24,543,312	310,275
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(9,899,777)	(4,051,049)
Repayment of Federal Home Loan Bank advances and other borrowings	(5,000,000)	-
Payment of dividends on preferred stock	(375,000)	(375,000)
Issuance of common stock	26,251	191,001
Net cash provided by (used in) financing activities	9,294,786	(3,924,773)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,918,407	(2,934,985)

CASH AND CASH EQUIVALENTS, beginning of period	15,527,721	24,851,737

CASH AND CASH EQUIVALENTS, end of period	$25,446,128	$21,916,752

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$627,224	$718,218
Cash paid during the period for taxes	59,090	80,010

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$931,720	$95,944
Financed sales of foreclosed assets	135,000	93,750

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

Interim Financial Information (Unaudited)-The financial information in this report for March 31, 2015 and March 31, 2014 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2014 Annual Report on Form 10-K which was filed with the SEC in March of 2015. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Accounting Policies-During interim periods, Cornerstone follows the accounting policies set forth in its Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission. Since December 31, 2014, there have been no significant changes in any accounting principles or practices, or in the method of applying any such principles or practices.

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three month periods ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31,
	2015	2014
Net income available to common shareholders	$86,684	$19,305
Weighted average common shares outstanding	6,629,155	6,574,150
Effect of dilutive stock options	382,133	140,093
Diluted shares	7,011,288	6,714,243
Basic earnings per common share	$0.01	$0.00
Diluted earnings per common share	$0.01	$0.00

For the three months ended March 2015, the effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share because the exercise price of such options are higher than the market price. There were 165,175 antidilutive stock options as of March 31, 2015.

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by the Financial Accounting Standards Board (“FASB”), applies the fair value recognition provisions of ASC 718, “Compensation –Stock Compensation.” For the three month period ended March 31, 2015, $66,000 in compensation cost was charged to earnings related to the vested incentive stock options.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock. The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant. The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The incentive stock options vest 30 percent on the second anniversary of the grant date, 60 percent on the third anniversary of the grant date and 100 percent on the fourth anniversary of the grant date, and the non-qualified stock options vest 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. The options expire ten years from the grant date. At March 31, 2015, the total remaining compensation cost to be recognized on non-vested options is approximately $612,000. A summary of the status of these stock option plans is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2014	939,835	$3.15	6.8 Years	$953,940
Granted	-	-
Exercised	-	-
Forfeited	(39,910)	9.23
Outstanding at March 31, 2015	899,925	$2.89	6.8 Years	$961,480
Options exercisable at March 31, 2015	481,532	$3.44

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Board of Directors Plan- Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of common stock. Only non-qualified stock options may be granted under the Plan. In addition, members of the Board of Directors can be issued options under the Cornerstone 2002 Long-Term Incentive Plan to purchase up to 1,200,000 shares of Cornerstone stock. The options available for issuance to Board members under the 2002 Long-Term Incentive Plan are shared with officers and employees of Cornerstone. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years, at which point they expire. Vesting for options granted are 50% on each of the first and second anniversary of the grant date with full vesting occurring at the second anniversary date. At March 31, 2015, the total remaining compensation cost to be recognized on non-vested options is approximately $111,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2014	254,250	$2.71	7.4 Years	$264,500
Granted	-	-
Exercised	-	-
Forfeited	(8,000)	9.23
Outstanding at March 31, 2015	246,250	$2.50	7.3 Years	$266,650
Options exercisable at March 31, 2015	206,250	$2.52

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held to maturity at March 31, 2015 and

December 31, 2014 are summarized as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$546,818	$5,202	$-	$552,020

State and municipal securities	7,019,722	320,076	-	7,339,798

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA, FNMA or FHLMC	16,327,538	118,242	(3,218)	16,442,562

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	60,617,689	283,038	(141,750)	60,758,977

	$84,511,767	$726,558	$(144,968)	$85,093,357

Debt securities held to maturity:
Residential mortgage guaranteed by GNMA, FNMA or FHLMC	$23,636	$280	$(9)	$23,907

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$560,183	$2,840	$-	$563,023

State and municipal securities	7,028,388	302,697	-	7,331,085

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	16,852,496	44,954	(9,179)	16,888,271

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	62,278,948	273,571	(141,989)	62,410,530

	$86,720,015	$624,062	$(151,168)	$87,192,909

Debt securities held to maturity:
Residential mortgage guaranteed by GNMA or FNMA	$25,428	$274	$-	$25,702

At March 31, 2015, securities with a fair value totaling approximately $ 76 million were pledged to secure public funds, securities sold under agreements to repurchase, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Home Loan Bank.

There were no securities sales for the three months ended March 31, 2015. For the three months ended March 31, 2014, there were available-for-sale securities sold with proceeds totaling $2,415,068 which resulted in gross gains realized of $102,272.

The amortized cost and estimated market value of securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due from one year to five years	898,308	931,639	-	-
Due from five years to ten years	3,116,718	3,240,244	-	-
Due after ten years	3,551,514	3,719,935	-	-
	7,566,540	7,891,818	-	-

Mortgage-backed securities	76,945,227	77,201,539	23,636	23,907

	$84,511,767	$85,093,357	$23,636	$23,907

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available for sale have been in a continuous unrealized loss position, as of March 31, 2015 and as of December 31, 2014:

	As of March 31, 2015
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA, FNMA or FHLMC	$1,884,524	$(3,218)	$-	$-	$1,884,524	$(3,218)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	19,037,781	(99,690)	7,521,473	(42,060)	26,559,254	(141,750)
	$20,922,305	$(102,908)	$7,521,473	$(42,060)	$28,443,778	$(144,968)

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	$7,018,137	$(9,179)	$-	$-	$7,018,137	$(9,179)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	9,504,525	(52,831)	17,546,169	(89,158)	27,050,694	(141,989)
	$16,522,662	$(62,010)	$17,546,169	$(89,158)	$34,068,831	$(151,168)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at March 31, 2015 or December 31, 2014.

At March 31, 2015, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Mortgage-backed securities: At March 31, 2015, eleven investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at March 31, 2015.

Note 4. Loans and Allowance for Loan Losses

At March 31, 2015 and December 31, 2014, loans are summarized as follows (in thousands):

	March 31,	December 31,
	2015	2014
Commercial real estate-mortgage:
Owner-occupied	$70,879	$68,581
All other	73,891	74,587
Consumer real estate-mortgage	76,255	76,907
Construction and land development	35,376	34,449
Commercial and industrial	36,813	37,863
Consumer and other	2,820	2,977
Total loans	296,034	295,364
Less: Allowance for loan losses	(3,657)	(3,495)

Loans, net	$292,377	$291,869

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

The composition of loans by loan classification for impaired and performing loan status at March 31, 2015 and

December 31, 2014, is summarized in the tables below (amounts in thousands):

March 31, 2015	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$141,949	$74,741	$35,145	$35,591	$2,820	$290,246
Impaired loans	2,821	1,514	231	1,222	-	5,788
Total	$144,770	$76,255	$35,376	$36,813	$2,820	$296,034

December 31, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$138,711	$74,828	$33,696	$36,314	$2,977	$286,526
Impaired loans	4,457	2,079	753	1,549	- .	8,838
Total	$143,168	$76,907	$34,449	$37,863	$2,977	$295,364

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of March 31, 2015 and December 31, 2014 (amounts in thousands):

March 31, 2015	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Allowance related to:
Performing loans	$1,470	$1,154	$236	$445	$88	$3,393
Impaired loans	51	-	-	213	-	264
Total	$1,521	$1,154	$236	$658	$88	$3,657

December 31, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Allowance related to:
Performing loans	$1,191	$1,082	$130	$361	$35	$2,799
Impaired loans	404	15	-	277	-	696
Total	$1,595	$1,097	$130	$638	$35	$3,495

The following tables detail the changes in the allowance for loan losses for the three month period ended March 31, 2015 and year ended December 31, 2014, by loan classification (amounts in thousands):

March 31, 2015	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,595	$1,097	$130	$638	$35	$3,495
Charged-off loans	(133)	(37)	(10)	(45)	(12)	(237)
Recovery of charge-offs	13	13	4	12	7	49
Provision for (reallocation of) loan losses	46	81	112	53	58	350
Ending balance	$1,521	$1,154	$236	$658	$88	$3,657

December 31, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,549	$938	$319	$352	$45	$3,203
Charged-off loans	(470)	(896)	(58)	(108)	(50)	(1,582)
Recovery of charge-offs	156	324	771	58	50	1,359
Provision for (reallocation of) loan losses	360	731	(902)	336	(10)	515
Ending balance	$1,595	$1,097	$130	$638	$35	$3,495

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of March 31, 2015 and December 31, 2014 (amounts in thousands):

March 31, 2015	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$139,054	$73,256	$34,870	$32,749	$2,820	$282,749
Special mention	3,118	1,481	-	3,447	-	8,046
Substandard	2,598	1,518	506	617	-	5,239
	$144,770	$76,255	$35,376	$36,813	$2,820	$296,034

December 31, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$135,586	$72,753	$33,201	$32,684	$2,977	$277,201
Special mention	3,096	1,452	17	3,187	-	7,752
Substandard	4,486	2,702	1,231	1,992	-	10,411
	$143,168	$76,907	$34,449	$37,863	$2,977	$295,364

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of March 31, 2015 and December 31, 2014 (in thousands):

				For the quarter ended
	At March 31, 2015			March 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$2,397	$2,449	$-	$2,413	$33
Consumer real estate – mortgage	1,513	1,528	-	1,625	24
Construction and land development	231	244	-	492	3
Commercial and industrial	996	1,039	-	1,015	9
Total	5,137	5,260	-	5,545	69

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	425	434	51	1,227	5
Consumer real estate – mortgage	-	-	-	171	-
Commercial and industrial	226	226	213	371	13
Total	651	660	264	1,769	18
Total impaired loans	$5,788	$5,920	$264	$7,314	$87

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

				For the year ended
	At December 31, 2014			December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$2,428	$2,480	$-	$4,386	$127
Consumer real estate – mortgage	1,738	1,742	-	1,880	114
Construction and land development	753	766	-	462	44
Commercial and industrial	1,033	1,085	-	1,186	41
Total	5,952	6,073	-	7,914	326

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	2,029	2,029	404	683	98
Consumer real estate – mortgage	341	476	15	676	24
Construction and land development	-	-	-	-	-
Commercial and industrial	516	516	277	401	52
Total	2,886	3,021	696	1,760	174
Total impaired loans	$8,838	$9,094	$696	$9,674	$500

The following tables present an aged analysis of past due loans as of March 31, 2015 and December 31, 2014 (amounts in thousands):

March 31, 2015	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$46	$-	$500	$546	$70,333	$70,879
All other	-	-	455	455	73,436	73,891
Consumer real estate-mortgage	28	-	264	292	75,963	76,255
Construction and land development	-	-	-	-	35,376	35,376
Commercial and industrial	28	-	231	259	36,554	36,813
Consumer and other	5	-	-	5	2,815	2,820
Total	$107	$-	$1,450	$1,557	$294,477	$296,034

December 31, 2014	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$664	$-	$496	$1,160	$67,421	$68,581
All other	-	-	-	-	74,587	74,587
Consumer real estate-mortgage	419	-	1,134	1,553	75,354	76,907
Construction and land development	521	-	40	561	33,888	34,449
Commercial and industrial	54	-	1,195	1,249	36,614	37,863
Consumer and other	8	-	-	8	2,969	2,977
Total	$1,666	$-	$2,865	$4,531	$290,833	$295,364

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur. At March 31, 2015 and December 31, 2014, the Bank has loans of approximately $3,288,000 and $4,956,000, respectively, that were modified in troubled debt restructurings. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral or other similar strategies.

There were no loans that were modified as troubled debt restructurings during the three month periods ending March 31, 2015 and 2014.

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at March 31, 2015 is as follows:

Commitments to extend credit	$47.6 million
Standby letters of credit	$339 thousand

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at March 31, 2015 will not have a material effect on Cornerstone’s consolidated financial statements.

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

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments. There have been no changes in the methodologies used at March 31, 2015 and December 31, 2014.

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Debt securities available-for-sale:

U.S. Government agencies	$552,020	$-	$552,020	$-
State and municipal securities	7,339,798	-	7,339,798	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA, FNMA or FHLMC	16,442,562	-	16,442,562	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	60,758,977	-	60,758,977	-

Total securities available-for-sale	$85,093,357	$-	$85,093,357	$-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Debt securities available-for-sale:

U.S. Government agencies	$563,023	$-	$563,023	$-
State and municipal securities	7,331,085	-	7,331,085	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	16,888,271		16,888,271	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	62,410,530	-	62,410,530	-

Total securities available-for-sale	$87,192,909	$-	$87,192,909	$-

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at March 31, 2015 and December 31, 2014, for which a nonrecurring change in fair value was recorded (amounts in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$386,804	$-	$-	$386,804
Foreclosed assets	8,523,267	-	-	8,523,267

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,190,522	$-	$-	$2,190,522
Foreclosed assets	8,000,365	-	-	8,000,365

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements are presented below.

			Significant Other	Weighted
	Balance as of	Valuation	Unobservable	Average
	March 31, 2015	Technique	Input	of Input
Impaired loans	$386,804	Appraisal	Appraisal discounts (%)	5.7%
Foreclosed assets	8,523,267	Appraisal	Appraisal discounts (%)	15.0%

The carrying amount and estimated fair value of Cornerstone's financial instruments at March 31, 2015 and December 31, 2014, are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$25,446	$25,446	$15,528	$15,528
Securities	85,117	85,117	87,218	87,219
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	292,377	292,560	291,869	292,490
Accrued interest receivable	1,125	1,125	1,143	1,143

Liabilities:
Noninterest-bearing demand deposits	56,620	56,620	57,035	57,035
Interest-bearing demand deposits	37,176	37,176	26,464	26,464
Savings deposits and money market accounts	73,730	73,730	80,861	80,861
Time deposits	165,672	167,530	144,294	145,907
Federal funds purchased and securities sold under agreements to repurchase	19,510	19,510	29,410	29,410
Federal Home Loan Bank advances and other borrowings	31,000	31,220	36,000	36,321
Accrued interest payable	106	106	72	72

Unrecognized financial instruments
(net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Three months ended
(Amounts in thousands)	March 31
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets

Earning assets:
Loans, net of unearned income	$295,127	$4,198	5.64%	$291,830	$4,095	5.69%
Investment securities	88,675	347	1.63%	95,968	431	1.99%
Other earning assets	12,587	5	0.16%	12,377	7	0.23%
Total earning assets	396,389	$4,550	4.57%	400,175	$4,533	4.63%
Allowance for loan losses	(3,400)			(3,106)
Cash and other assets	21,774			29,213
TOTAL ASSETS	$414,763			$426,282

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$32,306	$10	0.12%	$27,972	$10	0.14%
Savings deposits	13,731	3	0.09%	15,379	4	0.10%
MMDA's	63,420	57	0.36%	65,299	54	0.33%
Time deposits	153,987	348	0.90%	160,384	375	0.95%
Federal funds purchased and securities sold under agreements to repurchase	29,105	22	0.30%	21,562	19	0.35%
Federal Home Loan Bank and other borrowings	31,822	153	1.91%	31,661	261	3.35%
Total interest-bearing liabilities	324,371	593	0.73%	322,257	723	0.91%
Net interest spread		$3,957	3.84%		$3,811	3.72%
Noninterest-bearing demand deposits	48,439			63,077
Accrued expenses and other liabilities	1,211			501
Shareholders' equity	$40,742			40,447
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$414,763			$426,282
Net yield on earning assets			3.98%			3.90%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		16			39
Total adjustment		16			39

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction and Recent Developments

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

The following is a discussion of Cornerstone’s financial condition at March 31, 2015 and December 31, 2014 and our results of operations for the three months ended March 31, 2015 and 2014. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

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

Cornerstone periodically evaluates uncertain tax positions and estimates the appropriate level of tax reserves related to each of these positions. Additionally, Cornerstone evaluates its deferred tax assets for possible valuation allowances based on the amounts expected to be realized. The evaluation of uncertain tax positions and deferred tax assets involves a high degree of judgment and subjectivity. Changes in the results of these evaluations could have a material impact on our financial results. Refer to Note 8, “Income Taxes,” in the notes to Cornerstone’s consolidated financial statements set forth in its Annual Report on Form 10-K for the year ended December 31, 2014 for more information.

Review of Financial Performance

As of March 31, 2015, Cornerstone had total consolidated assets of approximately $426 million, total loans of approximately $296 million, total securities of approximately $85 million, total deposits of approximately $ 333 million and stockholders’ equity of approximately $41 million. Net income for the three month period ended March 31, 2015 totaled $479,530.

Results of Operations

Net income for the three months ended March 31, 2015 was $479,530 or $0.01 basic earnings per common share, compared to a net income of $412,151 or $0.00 basic earnings per common share, for the same period in 2014.

The following table presents our results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 (amounts in thousands).

			2015-2014
	Three months		Percent	Dollar
	ended March 31,		Increase	Amount
	2015	2014	(Decrease)	Change
Interest income	$4,550	$4,533	0.38%	$17
Interest expense	593	723	(17.98)%	(130)
Net interest income
before provision for loan loss	3,957	3,810	3.86%	147

Provision for loan loss	350	165	112.12%	185
Net interest income after
provision for loan loss	3,607	3,645	(1.04)%	(38)

Total noninterest income	373	323	15.48%	50
Total noninterest expense	3,202	3,301	(3.00)%	(99)

Income before income taxes	778	667	(16.64)%	111

Provision for income taxes	298	255	(16.86)%	43

Net income	$480	$412	16.50%	$68

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of our earnings. For the three months ended March 31, 2015, net interest income before the provision for loan losses, increased approximately $147 thousand or 3.86 percent over the same period of 2014. Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities) was 3.84 percent compared to 3.72 percent for the three month periods ended March 31, 2015 and 2014, respectively. The net interest margin on a tax equivalent basis was 3.98 percent and 3.90 percent for the three month periods ended March 31, 2015 and 2014, respectively. Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

The Bank’s net interest income before provision expense as of March 31, 2015 has been positively impacted, primarily, by a reduction in interest expense incurred by the Bank. During the three month period ending March 31, 2015, the Bank has been able to reprice $18 million in Federal Home Loan Bank advances which had a weighted- average annual interest rate of 2.15 percent. The Bank elected to renew $13 million of these maturing FHLB advances which range from 12 months to 18 months in maturity, which had a weighted-average annual interest rate of 0.51 percent.

The Bank’s loan portfolio yield decreased to 5.64 percent for the three months ended March 31, 2015 compared to 5.69 percent for the three months ended March 31, 2014. Management believes loan yields will continue to see downward pressure during 2015 as customers continue to refinance existing loans and due to general market conditions. Cornerstone will attempt to increase its outstanding loan balances during 2015 to offset the possible yield reduction.

For the three month period ended March 31, 2015, the Bank’s investment portfolio yield decreased to 1.63 percent compared to 1.99 percent for the same time period in 2014. The Bank’s average balance also decreased from approximately $96 million as of March 2014 to approximately $89 million as of March 2015. The reduction in yield and average balance is attributable to the Bank liquidating approximately $9.2 million of its municipal security inventory and the receipt of approximately $8.5 million in mortgage-backed security payments from March 31, 2014 to December 31, 2014. In the fourth quarter of 2014, the Bank elected to increase its investment portfolio by approximately $11 million to offset the decreases in interest income. The Bank purchased new and seasoned fixed mortgage-backed securities to increase the investment yield and provide consistent cash flow from the portfolio.

The Bank’s net interest margin increased from 3.90 percent as of March 31, 2014 to 3.98 percent as of March 31, 2015. Management believes opportunities exist for the net interest margin to remain close to the March 31, 2015 percentage. However, local market pressure on loans and deposit relationships continue to present significant challenges in this area.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Cornerstone recorded $350 thousand in provision for loan losses for the three months ended March 31, 2015. Cornerstone recorded $165 thousand in provision for loan losses for the three months ended March 31, 2014.

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

The following table presents the components of noninterest income for the three months ended March 31, 2015 and 2014 (dollars in thousands):

			2015-2014
	Three months ended		Percent
	March 31,		Increase
	2015	2014	(Decrease)
Service charges on deposit accounts	$219	$189	15.87%
Net gains on sale of securities	-	102	(100.00)%
Net gains on sale of loans and other assets	61	19	221.05%
Net gains on sale of foreclosed assets	73	-	N/A
Other noninterest income	20	13	53.85%
Total noninterest income	$373	$323	15.48%

Significant matters relating to the changes in noninterest income are presented below:

During the first quarter of 2015, the Bank recorded approximately $73 thousand in net gains on sale of foreclosed assets. During the first quarter of 2014, net losses on sale of foreclosed assets was reported in noninterest expense.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, net foreclosed assets expense, depository insurance and other operating expense.

The following table presents the components of noninterest expense for the three months ended March 31, 2015 and 2014 (dollars in thousands).

			2015-2014
	Three months ended		Percent
	March 31,		Increase
	2015	2014	(Decrease)
Salaries and employee benefits	$1,737	$1,827	(4.93)%
Occupancy and equipment expense	287	309	(7.12)%
Foreclosed assets expense, net	57	349	(83.67)%
FDIC depository insurance	155	155	0.00%
Other operating expense	966	661	46.14%
Total noninterest expense	$3,202	$3,301	(3.00)%

Significant matters relating to the changes to noninterest expense are presented below:

A portion of the reduction in occupancy and equipment expense can be attributed to Cornerstone’s purchase of its downtown Chattanooga, TN branch facility. The change from rent expense to depreciation and maintenance cost is estimated to reduce occupancy expense by $70,000 annually.

During the quarter ended March 31, 2015, the Bank recorded approximately $57 thousand in net foreclosed asset expense compared to approximately $349 thousand during the quarter ended March 31, 2014. During the quarter ended March 31, 2014, the majority of the $349 thousand in foreclosed asset expense was comprised of approximately $244 thousand in appraisal write downs and losses incurred on the disposal of foreclosed assets. During the quarter ended March 31, 2015, the Bank had a net gain on foreclosed assets, which included write-downs and losses, of approximately $73 thousand which was reported in noninterest income. The Bank incurred approximately $105 thousand net carrying cost for its foreclosed assets during the first quarter of 2014. A majority of the incremental expense was due to maintenance and repairs of the existing properties. In 2014, management netted the expense and write-downs of other real estate owned against the income generated from income producing real estate to calculate net foreclosed asset expense. In 2015, the noninterest expense is comprised of carrying costs offset by rental income on foreclosed assets.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled approximately $416 million as of December 31, 2014. As of March 31, 2015, total consolidated assets had increased approximately $10 million or 2.40 percent to approximately $426 million.

Liabilities as of March 31, 2015 and December 31, 2014 totaled approximately $385 million and $375 million, respectively.

Stockholders’ equity as of March 31, 2015 and December 31, 2014 totaled approximately $41 million.

Securities-The Bank’s investment portfolio, primarily consisting of U.S. Government agencies, mortgage-backed securities and municipal securities, in the amount of approximately $85 million as of March 31, 2015 compared to approximately $87 million as of December 31, 2014. The primary purposes of the Bank’s investment portfolio is to provide liquidity, satisfy pledging requirements, collateralize the Bank’s repurchase accounts and secure the Bank’s FHLB borrowings.

Loans-The composition of loans at March 31, 2015 and at December 31, 2014 and the percentage of each classification to total loans are summarized in the following table (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage
Owner-occupied	$70,879	23.94%	$68,581	23.22%
All other	73,891	24.96%	74,587	25.25%
Consumer real estate-mortgage	76,255	25.76%	76,907	26.04%
Construction and land development	35,376	11.95%	34,449	11.66%
Commercial and industrial	36,813	12.44%	37,863	12.82%
Consumer and other	2,820	0.95%	2,977	1.01%
Total loans	296,034	100.00%	295,364	100.00%
Less: Allowance for loan losses	(3,657)		(3,495)

Loans, net	$292,377		$291,869

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

During the first quarter of 2015, the Bank recorded $350 thousand in provision expense to the loan loss allowance. The first quarter 2015 provision expense was needed to address loan charge-offs of approximately $237 thousand and to provide additional allowance for loan losses as management anticipates additional loan growth occurring in future quarters. Cornerstone utilizes a ten quarter look-back time frame for its historic loan loss analysis for loan charge-offs and recoveries. Management believes its allowance methodology is consistent with generally accepted accounting principles and interagency policy statements published by the Bank’s regulatory agencies. However, additional provision to the loan loss allowance may be needed in future quarters as the Bank works its problem assets through the collection cycle and as the loan portfolio continues to grow.

The following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2015 and for the year ended December 31, 2014 and selected ratios (dollars in thousands):

	March 31,	December 31,
	2015	2014
Balance, beginning of period	$3,495	$3,203
Loans charged-off	(237)	(1,582)
Recoveries of loans previously charged-off	49	1,359
Provision for loan losses	350	515
Balance, end of period	$3,657	$3,495

Total loans	$296,034	$295,364

Ratio of allowance for loan losses to loans outstanding at the end of the period	1.24%	1.18%

Ratio of net charge-offs to total loans outstanding for the period	0.06%	0.08%

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

The Bank has been able to reduce its non-performing assets over the last twelve months. As of March 31, 2014, the Bank had approximately $17.3 million in non-performing assets. The majority of this amount was comprised of foreclosed assets. Management has been able to transition loans from nonaccrual into foreclosed assets or, in some limited instances, upgrade the loan to a performing status. Management anticipates additional loans could transition into foreclosed assets in the future. However, management anticipates the balance of foreclosed and non-performing assets overall will continue to reduce as the Bank continues to allocate both financial and human resources towards this objective.

The following table summarizes Cornerstone’s non-performing assets at each quarter end from June 30, 2014 to

March 31, 2015 (amounts in thousands):

	March 31,	December 31,	September 30,	June 30,
	2015	2014	2014	2014
Nonaccrual loans	$1,450	$2,865	$3,600	$2,852
Foreclosed assets	8,523	8,000	10,994	12,996
Total non-performing assets	$9,973	$10,865	$14,594	$15,848

30-89 days past due loans	$107	$1,666	$2,846	$1,641

Total loans outstanding	$296,034	$295,364	$298,390	$292,369

Allowance for loan losses	$3,657	$3,495	$3,474	$3,330

Ratio of non-performing loans to total loans outstanding at the end of the period	0.49%	0.97%	1.21%	0.98%

Ratio of total allowance for loan losses to nonaccrual loans at the end of the period	252.21%	121.99%	96.50%	116.76%

The Bank’s nonaccrual balances decreased during the first quarter of 2015 compared to the first quarter of 2014. Loans 30-89 days past due also declined in the first quarter of 2015 when compared to the first quarter of 2014.

Management believes nonaccrual loans will decrease during the remainder of 2015.

The Bank’s foreclosed assets decreased from approximately $13 million as of March 31, 2014 to approximately $9 million as of March 31, 2015. Management is targeting a net reduction in foreclosed asset levels by approximately $3 million during the remainder of 2015.

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

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Core funding:
Noninterest-bearing demand deposits	$56,620	14.7%	$57,035	15.2%
Interest-bearing demand deposits	37,176	9.7%	26,464	7.1%
Savings and money market accounts	73,730	19.2%	80,861	21.6%
Time deposits under $100,000	59,009	15.4%	57,128	15.3%
Total core funding	226,535	59.0%	221,488	59.2%

Non-core funding:
Time deposit of $100,000 or more	106,663	27.8%	87,166	23.3%
Fed funds purchased and securities sold under agreements to repurchase	19,510	5.1%	29,410	7.9%
Federal Home Loan Bank advances	31,000	8.1%	36,000	9.6%
Total non-core funding	157,173	41.0%	152,576	40.8%

Total	$383,708	100.0%	$374,064	100.0%

The Bank was able to maintain its level of core funding to non-core funding during the first quarter of 2015. Management believes this is important given the increased level of competition in the Chattanooga, Tennessee market. The Bank has been able to reduce its reliance on FHLB borrowings by $5 million since December 31, 2014. Management considers FHLB borrowings to be a potential funding source for new loan growth in the near future. The Bank also ran a local market time deposit special during the first quarter of 2015 to improve its overall liquidity position and increase the level of core funding. Also, management renewed approximately $17 million in CD Rateline deposits during the first quarter of 2015. These deposits are primarily reflected in the Bank’s time deposits under $100,000. The Bank was able to obtain this funding at interest rates that were slightly below local market levels. Management anticipates that funding for asset growth will be derived from a number of sources to ensure adequate liquidity is maintained and the lowest cost of funds can be obtained.

Capital Resources-At March 31, 2015 and December 31, 2014, Cornerstone’s stockholders’ equity amounted to approximately $40.9 million and $40.7 million, respectively.

The following is a summary of the Bank’s capital ratios as of March 31, 2015:

Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	11.81%
Tier 1 capital ratio	11.81%
Total capital ratio	12.89%

Leverage Capital Ratio:
Tier 1 leverage ratio	9.61%

Cornerstone has requested permission from the Federal Reserve Bank of Atlanta (the “Federal Reserve”) to pay its scheduled December 31, 2014 dividend on its Series A convertible preferred stock in the amount of $0.625 per share.

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

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in Cornerstone’s Annual Report on Form 10-K for the year ended December 31, 2014. No material changes in the assumptions used in preparing, or results obtained from, the model have occurred since December 31, 2014.

Item 4.	Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer and Chief Financial Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2015 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiary) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are various claims and lawsuits in which Cornerstone is periodically involved incidental to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 1A.	Risk Factors

Cornerstone, as a smaller reporting company, is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 5, 2014 by and among SmartFinancial, Inc., SmartBank, Cornerstone Bancshares, Inc. and Cornerstone Community Bank, incorporated herein by reference to Appendix A to the Cornerstone’s registration statement on Form S-4 (Registration number 333-203449) (schedules and exhibits to which have been omitted pursuant to Items 601(b)(2) of Regulations S-K. Cornerstone agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date:	May 15, 2015	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President and Chief Executive Officer
(principal executive officer)

Date:	May 15, 2015	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of December 5, 2014 by and among SmartFinancial, Inc., SmartBank, Cornerstone Bancshares, Inc. and Cornerstone Community Bank, incorporated herein by reference to Appendix A to the Cornerstone’s registration statement on Form S-4 (Registration number 333-203449) (schedules and exhibits to which have been omitted pursuant to Items 601(b)(2) of Regulations S-K. Cornerstone agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

