Form 10-Q
period 2015-06-30
CORNERSTONE BANCSHARES INC
filed 2015-08-14
CIK 1038773

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  ☐    No  ☒

As of August 1, 2015 there were 6,643,341 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Cornerstone Bancshares, Inc. (“Cornerstone”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Cornerstone’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as the following:  (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) high levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) a breach of operational or security systems, (v) ability to adapt to technological changes, (vi) competition from financial institutions and other financial service providers, (vii) economic conditions in the local markets where we operate, (viii) the impact of obtaining regulatory approval prior to the payment of dividends, (ix) the impact of preferred stock on net income available to holders of our Common Stock and earnings per common share, (x) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (xi) the impact of recently enacted legislation on our business, (xii) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (xiii) adverse impact on operations and financial condition due to changes in interest rates, (xiv) our ability to obtain additional capital and, if obtained, the possible significant dilution to current shareholders, (xv) the possibility that benefits from the merger with SmartFinancial, Inc. may not be fully realized or develop more slowly than expected because of changes in economic conditions, regulation or competition and difficulty in integrating the two businesses, (xvi) the impact of federal and state regulations on our operations and financial performance, (xvii) whether a significant deferred tax asset we have can be fully realized, (xviii) our ability to retain the services of key personnel, and (xix) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company. Many of such factors are beyond Cornerstone’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. Cornerstone does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to Cornerstone.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
	2015	2014
ASSETS

Cash and due from banks	$2,355,547	$1,930,751
Interest-bearing deposits at other financial institutions	31,010,120	13,596,970
Total cash and cash equivalents	33,365,667	15,527,721

Securities available for sale	74,481,436	87,192,909
Securities held to maturity (fair value $22,410 and $25,702 at June 30, 2015 and December 31, 2014, respectively)	22,131	25,428
Federal Home Loan Bank stock, at cost	2,322,900	2,322,900
Loans, net of allowance for loan losses of $3,579,280 and $3,495,129 at June 30, 2015 and December 31, 2014, respectively	306,270,553	291,869,338
Bank premises and equipment, net	6,199,666	4,828,123
Accrued interest receivable	1,072,137	1,142,899
Foreclosed assets	7,165,227	8,000,365
Other assets	4,639,533	4,830,113
Total assets	$435,539,250	$415,739,796

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$53,469,722	$57,034,792
Interest-bearing demand deposits	38,166,656	26,464,173
Savings deposits and money market accounts	76,739,986	80,861,110
Time deposits	163,187,036	144,294,390
Total deposits	331,563,400	308,654,465

Accrued interest payable	104,070	71,925
Federal funds purchased and securities sold under agreements to repurchase	23,992,994	29,409,505
Federal Home Loan Bank advances and other borrowings	31,000,000	36,000,000
Other liabilities	8,182,161	941,796
Total liabilities	394,842,625	375,077,691

Stockholders' equity:
Preferred stock - no par value; 2,000,000 shares authorized; 600,000 shares issued and outstanding in 2015 and 2014	15,000,000	14,964,309
Common stock - $1.00 par value; 20,000,000 shares authorized; 6,709,199 shares issued in 2015 and 2014; 6,643,341 and 6,627,398 shares outstanding in 2015 and 2014, respectively	6,643,341	6,627,398
Additional paid-in capital	21,972,860	21,821,060
Accumulated deficit	(3,020,401)	(3,032,551)
Accumulated other comprehensive income	100,825	281,889
Total stockholders' equity	40,696,625	40,662,105
Total liabilities and stockholders' equity	$435,539,250	$415,739,796

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Income

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$4,238,829	$4,225,125	$8,437,044	$8,320,593
Securities and interest-bearing deposits at other financial institutions	335,766	346,507	682,829	776,997
Federal funds sold	7,932	10,112	13,203	17,275
Total interest income	4,582,527	4,581,744	9,133,076	9,114,865

INTEREST EXPENSE
Time deposits	386,877	365,537	735,188	741,027
Other deposits	71,903	75,965	141,655	143,039
Federal funds purchased and securities sold under agreements to repurchase	17,773	20,621	40,180	39,281
Federal Home Loan Bank advances and other borrowings	128,754	263,201	281,709	524,611
Total interest expense	605,307	725,324	1,198,732	1,447,958

Net interest income before provision for loan losses	3,977,220	3,856,420	7,934,344	7,666,907
(Credit) provision for loan losses	(88,368)	350,000	261,632	515,000
Net interest income after provision for loan losses	4,065,588	3,506,420	7,672,712	7,151,907

NONINTEREST INCOME
Customer service fees	236,750	209,538	455,333	398,449
Net gains from sale of securities	113,296	300,201	113,296	402,473
Net gains from sale of loans and other assets	28,632	6,529	89,709	25,443
Net losses from sale of foreclosed assets	(474,159)	(290,116)	(401,374)	(535,093)
Other noninterest income	19,223	18,220	39,476	30,436
Total noninterest income	(76,258)	244,372	296,440	321,708

NONINTEREST EXPENSE
Salaries and employee benefits	1,754,728	1,722,503	3,491,400	3,549,487
Net occupancy and equipment expense	314,650	324,086	601,637	632,918
Depository insurance	156,702	164,167	312,055	318,843
Foreclosed assets, net	54,563	73,006	112,178	177,399
Other operating expenses	1,192,476	801,047	2,158,341	1,462,234
Total noninterest expenses	3,473,119	3,084,809	6,675,611	6,140,881

Income before income tax expense	516,211	665,983	1,293,541	1,332,734
Income tax expense	197,900	256,500	495,700	511,100

Net income	318,311	409,483	797,841	821,634

Preferred stock dividend requirements	375,000	375,000	750,000	750,000
Accretion on preferred stock discount	17,845	17,845	35,691	35,691

Net income (loss) available to common shareholders	$(74,534)	$16,638	$12,150	$35,943

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.01)	$-	$-	$0.01
Diluted	$(0.01)	$-	$-	$0.01

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$-

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Unaudited
	Three Months Ended
	June 30
	2015	2014
Net income	$318,311	$409,483

Other comprehensive income, net of tax:
Unrealized holding losses arising during the period, net of tax benefit of $109,228 and $131,726 in 2015 and 2014, respectively	(178,212)	(214,920)

Reclassification adjustment for gains included in net income, net of tax expense of $43,052 and $114,076 in 2015 and 2014, respectively	(70,244)	(186,125)

Total other comprehensive loss	(248,456)	(401,045)

Comprehensive income	$69,855	$8,438

	Unaudited
	Six Months Ended
	June 30
	2015	2014
Net income	$797,841	$821,634

Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during the period, net of tax (expense) benefit (expense) of $67,925 and $(87,111) in 2015 and 2014, respectively	(110,820)	142,125

Reclassification adjustment for gains include in net income, net of tax expense of $43,052 and $152,940 in 2015 and 2014, respectively	(70,244)	(249,533)

Total other comprehensive loss	(181,064)	(107,408)

Comprehensive income	$616,777	$714,226

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity - Unaudited

For the Six Months Ended June 30, 2015

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Equity

BALANCE, December 31, 2014	$14,964,309	$6,627,398	$21,821,060	$(3,032,551)	$281,889	$40,662,105

Stock compensation expense	-	-	132,000	-	-	132,000

Issuance of common stock, 15,943 shares	-	15,943	19,800	-	-	35,743

Preferred stock dividends paid	-	-	-	(750,000)	-	(750,000)

Accretion on preferred stock	35,691	-	-	(35,691)	-	-

Net income	-	-	-	797,841	-	797,841

Unrealized holding losses on securities available for sale, net of reclassification adjustment	-	-	-	-	(181,064)	(181,064)

BALANCE, June 30, 2015
	$15,000,000	$6,643,341	$21,972,860	$(3,020,401)	$100,825	$40,696,625

The Notes to Consolidated Financial Statements are an integral part of these statements.

Cornerstone Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$797,841	$821,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,414	246,093
Provision for loan losses	261,632	515,000
Stock compensation expense	132,000	80,000
Gains from sale of securities	(113,296)	(402,473)
Net gains from sale of loans and other assets	(89,709)	(25,443)
Net losses from sale of foreclosed assets	401,374	535,093
Deferred income taxes	278,209	325,058
Changes in other operating assets and liabilities:
Accrued interest receivable	70,762	(104,597)
Accrued interest payable	32,145	(2,243)
Other assets and liabilities	271,502	380,185
Net cash provided by operating activities	2,279,874	2,368,307

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security sales, maturities, and paydowns:
Securities available for sale	12,498,468	12,673,540
Securities held to maturity	3,319	3,182
Purchase of securities available for sale	-	(3,603,228)
Loan originations and principal collections, net	(15,039,181)	(4,152,593)
Purchase of bank premises and equipment	(1,574,717)	(62,878)
Proceeds from sale of bank premise and equipment and foreclosed assets	901,134	325,144
Net cash (used in) provided by investing activities	(3,210,977)	5,183,167

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	22,908,935	(10,002,373)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(5,416,511)	(1,060,982)
Repayment of Federal Home Loan Bank advances and other borrowings	(5,000,000)	(1,740,000)
Collection of participation payments due to other institutions	6,990,882	-
Payment of dividends on preferred stock	(750,000)	(750,000)
Issuance of common stock	35,743	191,001
Net cash provided by (used in) financing activities	18,769,049	(13,362,354)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,837,946	(5,810,880)

CASH AND CASH EQUIVALENTS, beginning of period	15,527,721	24,851,737

CASH AND CASH EQUIVALENTS, end of period	$33,365,667	$19,040,857

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,166,587	$1,450,201
Cash paid during the period for taxes	59,090	80,010

NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through foreclosure	$931,720	$1,316,064
Financed sales of foreclosed assets	464,350	433,750

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

Interim Financial Information (Unaudited)-The financial information in this report for June 30, 2015 and June 30, 2014 has not been audited. The information included herein should be read in conjunction with the annual consolidated financial statements and footnotes thereto included in the 2014 Annual Report to Shareholders which was furnished to each shareholder of Cornerstone in June of 2015. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of Cornerstone’s management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three and six month periods ended June 30, 2015 and June 30, 2014.

	Three Months Ended June 30,
	2015	2014
Net income (loss) available to common shareholders	$(74,534)	$16,638
Weighted average common shares outstanding	6,638,730	6,627,398
Effect of dilutive stock options	422,929	179,888
Diluted shares	7,061,659	6,807,286
Basic earnings (loss) per common share	$(0.01)	$0.00
Diluted earnings (loss) per common share	$(0.01)	$0.00

	Six Months Ended June 30,
	2015	2014
Net income available to common shareholders	$12,150	$35,943
Weighted average common shares outstanding	6,633,938	6,601,070
Effect of dilutive stock options	399,066	160,068
Diluted shares	7,033,004	6,761,138
Basic earnings per common share	$0.00	$0.01
Diluted earnings per common share	$0.00	$0.01

For the three and six months ended June 30, 2015, the effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share because the exercise price of such options is higher than the market price. There are 177,175 and 222,435 antidilutive stock options for the six months ended June 30, 2015 and 2014, respectively.

Note 2. Stock Based Compensation

Accounting Policies- Cornerstone, as required by the Financial Accounting Standards Board (“FASB”), applies the fair value recognition provisions of ASC 718, “Compensation –Stock Compensation.” For the six month period ended June 30, 2015, $132,000 in compensation cost was charged to earnings related to the vested incentive stock options.

Officer and Employee Plans-Cornerstone has two stock option plans under which officers and employees can be granted incentive stock options or non-qualified stock options to purchase a total of up to 1,420,000 shares of Cornerstone’s common stock. The exercise price for incentive stock options must be not less than 100 percent of the fair market value of the common stock on the date of the grant. The exercise price of the non-qualified stock options may be equal to or more or less than the fair market value of the common stock on the date of the grant. The incentive stock options vest 30 percent on the second anniversary of the grant date, 60 percent on the third anniversary of the grant date and 100 percent on the fourth anniversary of the grant date, and the non-qualified stock options vest 50 percent on the first anniversary of the grant date and 100 percent on the second anniversary of the grant date. The options expire ten years from the grant date. At June 30, 2015, the total remaining compensation cost to be recognized on non-vested options is approximately $567,000.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the status of these stock option plans is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2014	939,835	$3.15	6.8 Years	$953,940
Granted	-	-
Exercised	(5,400)	1.76
Forfeited	(39,910)	9.23
Outstanding at June 30, 2015	894,525	$2.89	6.6 Years	$1,473,549
Options exercisable at June 30, 2015	477,332	$3.45

Board of Directors Plan- Cornerstone has a stock option plan under which members of the Board of Directors, at the formation of the Bank, were granted options to purchase a total of up to 600,000 shares of common stock. Only non-qualified stock options may be granted under the Plan. In addition, members of the Board of Directors can be issued options under the Cornerstone 2002 Long-Term Incentive Plan to purchase up to 1,200,000 shares of Cornerstone stock. The options available for issuance to Board members under the 2002 Long-Term Incentive Plan are shared with officers and employees of Cornerstone. The exercise price of each option equals the market price of Cornerstone’s stock on the date of grant and the option’s maximum term is ten years, at which point they expire. Vesting for options granted are 50% on each of the first and second anniversary of the grant date with full vesting occurring at the second anniversary date. At June 30, 2015, the total remaining compensation cost to be recognized on non-vested options is approximately $90,000. A summary of the status of this stock option plan is presented in the following table:

			Weighted-
			Average
		Weighted	Contractual
		Average	Remaining	Aggregate
		Exercisable	Term	Intrinsic
	Number	Price	(in years)	Value
Outstanding at December 31, 2014	254,250	$2.71	7.4 Years	$264,500
Granted	-	-
Exercised	-	-
Forfeited	(8,000)	9.23
Outstanding at June 30, 2015	246,250	$2.50	7.1 Years	$415,561
Options exercisable at June 30, 2015	206,250	$2.52

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale and held to maturity at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$521,020	$5,423	$-	$526,443

State and municipal securities	4,365,290	112,960	(13,223)	4,465,027

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	15,149,059	21,400	(52,476)	15,117,983

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	54,265,213	259,146	(152,376)	54,371,983

	$74,300,582	$398,929	$(218,075)	$74,481,436

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	$22,131	$285	$(6)	$22,410

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Government agencies	$560,183	$2,840	$-	$563,023

State and municipal securities	7,028,388	302,697	-	7,331,085

Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	16,852,496	44,954	(9,179)	16,888,271

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	62,278,948	273,571	(141,989)	62,410,530

	$86,720,015	$624,062	$(151,168)	$87,192,909

Debt securities held to maturity:
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	$25,428	$274	$-	$25,702

At June 30, 2015, securities with a fair value totaling approximately $ 64 million were pledged to secure public funds, securities sold under agreements to repurchase, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Reserve Discount Window and Federal Home Loan Bank.

For the six months ended June 30, 2015 and 2014, there were available-for-sale securities sold with proceeds totaling $4,559,000 and $9,229,167, respectively, which resulted in gross gains realized of $113,296 and $402,473, respectively.

The amortized cost and estimated market value of securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$-	$-
Due from one year to five years	605,826	633,798	-	-
Due from five years to ten years	2,062,233	2,095,353	-	-
Due after ten years	2,218,251	2,262,319	-	-
	4,886,310	4,991,470	-	-

Mortgage-backed securities	69,414,272	69,489,966	22,131	22,410

	$74,300,582	$74,481,436	$22,131	$22,410

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of June 30, 2015 and as of December 31, 2014:

	As of June 30, 2015
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

State and municipal securities	$623,094	$(6,722)	$545,635	$(6,501)	$1,168,729	$(13,223)
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	11,531,175	(47,716)	1,281,475	(4,760)	12,812,650	(52,476)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	13,892,803	(99,823)	11,134,700	(52,553)	25,027,503	(152,376)
	$26,047,072	$(154,261)	$12,961,810	$(63,814)	$39,008,882	$(218,075)

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	$7,018,137	$(9,179)	$-	$-	$7,018,137	$(9,179)

Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	9,504,525	(52,831)	17,546,169	(89,158)	27,050,694	(141,989)
	$16,522,662	$(62,010)	$17,546,169	$(89,158)	$34,068,831	$(151,168)

Upon acquisition of a security, the Bank determines the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Bank uses the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Bank uses the debt and equity securities impairment model.  The Bank conducts periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Bank does not have any securities that have been classified as other-than-temporarily-impaired at June 30, 2015 or December 31, 2014.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At June 30, 2015, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

State and municipal securities: At June 30, 2015, two investments in obligations of state and municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank has the intent and ability to hold those investments for a time necessary to recover their amortized cost bases, which may be until maturity, the Bank does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

Mortgage-backed securities: At June 30, 2015, sixteen investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed or issued by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at June 30, 2015.

Note 4. Loans and Allowance for Loan Losses

At June 30, 2015 and December 31, 2014, loans are summarized as follows (in thousands):

	June 30,	December 31,
	2015	2014
Commercial real estate-mortgage:
Owner-occupied	$73,178	$68,581
All other	76,277	74,587
Consumer real estate-mortgage	76,707	76,907
Construction and land development	40,998	34,449
Commercial and industrial	40,433	37,863
Consumer and other	2,257	2,977
Total loans	309,850	295,364
Less: Allowance for loan losses	(3,579)	(3,495)

Loans, net	$306,271	$291,869

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

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The composition of loans by loan classification for impaired and performing loan status at June 30, 2015 and December 31, 2014, is summarized in the tables below (amounts in thousands):

June 30, 2015	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$147,143	$75,217	$40,768	$39,452	$2,257	$304,837
Impaired loans	2,312	1,490	230	981	-	5,013
Total	$149,455	$76,707	$40,998	$40,433	$2,257	$309,850

December 31, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$138,711	$74,828	$33,696	$36,314	$2,977	$286,526
Impaired loans	4,457	2,079	753	1,549	- .	8,838
Total	$143,168	$76,907	$34,449	$37,863	$2,977	$295,364

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of June 30, 2015 and December 31, 2014 (amounts in thousands):

June 30, 2015	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$1,699	$1,022	$216	$524	$67	$3,528
Impaired loans	47	-	-	4	-	51
Total	$1,746	$1,022	$216	$528	$67	$3,579

December 31, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
Allowance related to:	Mortgage	Mortgage	Development	Industrial	and Other	Total
Performing loans	$1,191	$1,082	$130	$361	$35	$2,799
Impaired loans	404	15	-	277	-	696
Total	$1,595	$1,097	$130	$638	$35	$3,495

The following tables detail the changes in the allowance for loan losses for the six month period ended June 30, 2015 and year ended December 31, 2014, by loan classification (amounts in thousands):

June 30, 2015	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,595	$1,097	$130	$638	$35	$3,495
Charged-off loans	(132)	(17)	-	(209)	(14)	(372)
Recovery of charge-offs	42	27	85	22	18	194
Provision for (reallocation of) loan losses	241	(85)	1	77	28	262
Ending balance	$1,746	$1,022	$216	$528	$67	$3,579

December 31, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Beginning balance	$1,549	$938	$319	$352	$45	$3,203
Charged-off loans	(470)	(896)	(58)	(108)	(50)	(1,582)
Recovery of charge-offs	156	324	771	58	50	1,359
Provision for (reallocation of) loan losses	360	731	(902)	336	(10)	515
Ending balance	$1,595	$1,097	$130	$638	$35	$3,495

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of June 30, 2015 and December 31, 2014 (amounts in thousands):

June 30, 2015	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$145,041	$74,072	$39,967	$38,141	$2,257	$299,478
Special mention	2,347	1,089	525	957	-	4,918
Substandard	2,067	1,546	506	1,335	-	5,454
	$149,455	$76,707	$40,998	$40,433	$2,257	$309,850

December 31, 2014	Commercial	Consumer	Construction	Commercial
	Real Estate-	Real Estate-	and Land	and	Consumer
	Mortgage	Mortgage	Development	Industrial	and Other	Total
Pass	$135,586	$72,753	$33,201	$32,684	$2,977	$277,201
Special mention	3,096	1,452	17	3,187	-	7,752
Substandard	4,486	2,702	1,231	1,992	-	10,411
	$143,168	$76,907	$34,449	$37,863	$2,977	$295,364

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

After the Bank’s independent loan review department completes the loan grade assignment, a loan impairment analysis is performed on loans graded substandard or worse. The following tables present summary information pertaining to impaired loans by loan classification as of June 30, 2015 and December 31, 2014 (in thousands):

				For the quarter ended
	At June 30, 2015			June 30, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$1,918	$1,970	$-	$2,248	$59
Consumer real estate – mortgage	1,490	1,507	-	1,580	51
Construction and land development	230	243	-	405	6
Commercial and industrial	964	1,007	-	998	19
Total	$4,602	$4,727	$-	$5,231	$135

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$394	$431	$47	$949	$12
Consumer real estate – mortgage				114	-
Construction and land development	-	-	-	-	-
Commercial and industrial	17	17	4	253	1
Total	$411	$448	$51	$1,316	$13
Total impaired loans	$5,013	$5,175	$51	$6,547	$148

				For the year ended
	At December 31, 2014			December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate – mortgage	$2,428	$2,480	$-	$4,386	$127
Consumer real estate – mortgage	1,738	1,742	-	1,880	114
Construction and land development	753	766	-	462	44
Commercial and industrial	1,033	1,085	-	1,186	41
Total	$5,952	$6,073	$-	$7,914	$326

Impaired loans with a valuation allowance:
Commercial real estate – mortgage	$2,029	$2,029	$404	$683	$98
Consumer real estate – mortgage	341	476	15	676	24
Construction and land development	-	-	-	-	-
Commercial and industrial	516	516	277	401	52
Total	$2,886	$3,021	$696	$1,760	$174

Total impaired loans	$8,838	$9,094	$696	$9,674	$500

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present an aged analysis of past due loans as of June 30, 2015 and December 31, 2014 (amounts in thousands):

June 30, 2015	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$377	$-	$444	$821	$72,357	$73,178
All other	392	-	-	392	75,885	76,277
Consumer real estate-mortgage	510	-	436	946	75,761	76,707
Construction and land development	25	-	-	25	40,973	40,998
Commercial and industrial	95	-	10	105	40,328	40,433
Consumer and other	23	-	-	23	2,234	2,257
Total	$1,422	$-	$890	$2,312	$307,538	$309,850

December 31, 2014	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans
Commercial real estate-mortgage:
Owner-occupied	$664	$-	$496	$1,160	$67,421	$68,581
All other	-	-	-	-	74,587	74,587
Consumer real estate-mortgage	419	-	1,134	1,553	75,354	76,907
Construction and land development	521	-	40	561	33,888	34,449
Commercial and industrial	54	-	1,195	1,249	36,614	37,863
Consumer and other	8	-	-	8	2,969	2,977
Total	$1,666	$-	$2,865	$4,531	$290,833	$295,364

Impaired loans also include loans that the Bank has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Bank may have to otherwise incur. At June 30, 2015 and December 31, 2014, the Bank has loans of approximately $2,778,000 and $5,753,000, respectively that were modified in troubled debt restructurings. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Bank’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral or other similar strategies.

There were no loans modified as troubled debt restructurings during the six month period ending June 30, 2015. There was one commercial real estate-mortgage loan with a pre-modification and post-modification outstanding recorded investment of $480,000 that was modified as a troubled debt restructuring during the six month period ending June 30, 2014.

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at June 30, 2015 is as follows:

Commitments to extend credit	$40.8 million
Standby letters of credit	$239 thousand

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at June 30, 2015 will not have a material effect on Cornerstone’s consolidated financial statements.

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

The following methods and assumptions were used by Cornerstone in estimating fair value disclosures for financial instruments. There have been no changes in the methodologies used at June 30, 2015 and December 31, 2014.

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

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Debt securities available-for-sale:

U.S. Government agencies	$526,443	$-	$526,443	$-
State and municipal securities	4,465,027	-	4,465,027	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	15,117,983	-	15,117,983	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	54,371,983	-	54,371,983	-

Total securities available-for-sale	$74,481,436	$-	$74,481,436	$-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Debt securities available-for-sale:

U.S. Government agencies	$563,023	$-	$563,023	$-
State and municipal securities	7,331,085	-	7,331,085	-
Mortgage-backed securities:
Residential mortgage guaranteed by GNMA or FNMA	16,888,271	-	16,888,271	-
Collateralized mortgage obligations issued or guaranteed by U.S. Government agencies or sponsored agencies	62,410,530	-	62,410,530	-

Total securities available-for-sale	$87,192,909	$-	$87,192,909	$-

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cornerstone has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at June 30, 2015 and December 31, 2014, for which a nonrecurring change in fair value was recorded (amounts in thousands).

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$360,164	$-	$-	$360,164
Foreclosed assets	7,165,227	-	-	7,165,227

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,190,522	$-	$-	$2,190,522
Foreclosed assets	8,000,365	-	-	8,000,365

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

Foreclosed assets, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at the lower of the loan’s carrying amount or the fair value less estimated costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, a loss is recognized.

CORNERSTONE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2015, the significant unobservable inputs used in the fair value measurements are presented below.

			Significant Other	Weighted
	Balance as of	Valuation	Unobservable	Average
	June 30, 2015	Technique	Input	of Input

Impaired loans	$360,164	Appraisal	Appraisal discounts (%)	10.3%
Foreclosed assets	7,165,227	Appraisal	Appraisal discounts (%)	17.0%

The carrying amount and estimated fair value of Cornerstone's financial instruments at June 30, 2015 and December 31, 2014, are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$33,366	$33,366	$15,528	$15,528
Securities	74,504	74,504	87,218	87,219
Federal Home Loan Bank stock	2,323	2,323	2,323	2,323
Loans, net	306,271	305,957	291,869	292,490
Accrued interest receivable	1,072	1,072	1,143	1,143

Liabilities:
Noninterest-bearing demand deposits	53,470	53,470	57,035	57,035
Interest-bearing demand deposits	38,167	38,167	26,464	26,464
Savings deposits and money market accounts	76,740	76,740	80,861	80,861
Time deposits	163,187	164,928	144,294	145,907
Federal funds purchased and securities sold under agreements to repurchase	23,993	23,993	29,410	29,410
Federal Home Loan Bank advances and other borrowings	31,000	31,163	36,000	36,321
Accrued interest payable	104	104	72	72

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Three months ended
	June 30
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
(Amounts in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$303,953	$4,239	5.59%	$292,039	$4,225	5.80%
Investment securities	84,369	336	1.67%	93,074	347	1.64%
Other earning assets	14,151	8	0.23%	15,647	10	0.26%
Total earning assets	402,473	$4,583	4.58%	400,760	$4,582	4.62%
Allowance for loan losses	(3,565)			(3,112)
Cash and other assets	21,512			29,303
TOTAL ASSETS	$420,420			$426,951

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$36,610	$11	0.12%	$28,462	$11	0.16%
Savings deposits	13,675	3	0.09%	15,054	4	0.11%
MMDA's	60,471	58	0.38%	65,740	61	0.37%
Time deposits	164,292	387	0.94%	160,174	366	0.92%
Federal funds purchased and securities sold under agreements to repurchase	19,464	18	0.37%	22,580	21	0.37%
Federal Home Loan Bank and other borrowings	31,000	129	1.67%	27,776	263	3.80%
Total interest-bearing liabilities	325,512	606	0.75%	319,786	726	0.91%
Net interest spread		$3,977	3.83%		$3,856	3.71%
Noninterest-bearing demand deposits	53,044			65,528
Accrued expenses and other liabilities	1,103			927
Shareholders' equity	40,761			40,710
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$420,420			$426,951
Net yield on earning assets			3.98%			3.89%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		14			33
Total adjustment		14			33

Cornerstone Bancshares, Inc. and Subsidiary

Net Interest Margin Analysis

Taxable Equivalent Basis

	Six months ended
	June 30
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
(Amounts in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$299,565	$8,437	5.68%	$291,935	$8,321	5.75%
Investment securities	86,504	683	1.66%	94,513	777	1.81%
Other earning assets	13,379	13	0.20%	13,760	17	0.25%
Total earning assets	399,448	$9,133	4.63%	400,208	$9,115	4.63%
Allowance for loan losses	(3,483)			(3,109)
Cash and other assets	21,604			29,519
TOTAL ASSETS	$417,569			$426,618

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$34,470	$20	0.12%	$28,218	$20	0.14%
Savings deposits	13,703	7	0.10%	15,216	7	0.09%
MMDA's	61,937	115	0.37%	65,521	116	0.36%
Time deposits	159,168	735	0.93%	160,278	741	0.93%
Federal funds purchased and securities sold under agreements to repurchase	24,258	40	0.33%	22,074	39	0.36%
Federal Home Loan Bank and other borrowings	31,409	282	1.81%	29,708	525	3.56%
Total interest-bearing liabilities	324,945	1,199	0.74%	321,015	1,448	0.91%
Net interest spread		$7,934	3.89%		$7,667	3.72%
Noninterest-bearing demand deposits	50,754			64,310
Accrued expenses and other liabilities	1,118			714
Shareholders' equity	40,752			40,579
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$417,569			$426,618
Net yield on earning assets			4.02%			3.90%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		31			72
Total adjustment		31			72

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

On December 8, 2014, Cornerstone announced the signing of a definitive agreement to merge with SmartFinancial, Inc. which would create a combined company that will operate under the name SmartFinancial, Inc. Under the terms of the agreement, each outstanding share of common stock of SmartFinancial will be converted into 4. 20 shares of Cornerstone common stock, subject to adjustment based on an anticipated reverse stock split of Cornerstone’s common stock, which is expected to adjust the ratio to 1.05 shares of Cornerstone common stock for each share of SmartFinancial common stock. Additionally, each outstanding share of SmartFinancial preferred stock will be converted into a share of Cornerstone preferred stock with similar rights and preferences. In June 2015, current holders of Cornerstone’s preferred stock voted and passed an amendment to Cornerstone’s charter to allow Cornerstone to redeem its outstanding preferred stock prior to the completion of the merger. Completion of the merger has been approved by both SmartFinancial’s and Cornerstone’s shareholders and bank regulatory authorities.

The following is a discussion of Cornerstone’s financial condition at June 30, 2015 and December 31, 2014 and our results of operations for the three months and six months ended June 30, 2015 and 2014. The purpose of this discussion is to focus on information about Cornerstone’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with Cornerstone’s consolidated financial statements and the related notes included elsewhere herein.

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

Review of Financial Performance

As of June 30, 2015, Cornerstone had total consolidated assets of approximately $436 million, total loans of approximately $306 million, total securities of approximately $75 million, total deposits of approximately $332 million and stockholders’ equity of approximately $41 million. Net income for the three and six month period ended June 30, 2015 totaled $318,311 and $797,841, respectively.

Results of Operations

Net income for the three months ended June 30, 2015 was $318,311 or ($0.01) basic earnings per common share, compared to a net income of $409,483 or $0.00 basic earnings per common share, for the same period in 2014. Net income for the six months ended June 30, 2015 was $797,841 or $0.00 basic earnings per common share, compared to a net income of $821,634 or $0.01 basic earnings per common share, for the same period in 2014.

The following table presents our results for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 (amounts in thousands).

			2015-2014				2015-2014
	Three months		Percent	Dollar	Six months		Percent	Dollar
	ended June 30,		Increase	Amount	ended June 30,		Increase	Amount
	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
Interest income	$4,583	$4,582	0.02%	$1	$9,133	$9,115	0.20%	$18
Interest expense	606	725	(16.41)%	(119)	1,199	1,448	(17.20)%	(249)
Net interest income before provision for loan loss	3,977	3,857	3.11%	120	7,934	7,667	3.48%	267

(Credit) provision for loan loss	(88)	350	(125.14)%	(438)	262	515	(49.13)%	(253)

Net interest income after (credit) provision for loan loss	4,065	3,507	15.91%	558	7,672	7,152	7.27%	520

Total noninterest income	(76)	244	(131.15)%	(320)	296	322	(8.07)%	(26)
Total noninterest expense	3,473	3,085	12.58%	388	6,675	6,141	8.70%	534

Income before income taxes	516	666	(22.52)%	(150)	1,293	1,333	(3.00)%	(40)

Provision for income taxes	198	257	(22.96)%	(59)	495	511	(3.13)%	(16)

Net income	$318	$409	(22.25)%	$(91)	$798	$822	(2.92)%	$(24)

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of our earnings. For the three months ended June 30, 2015, net interest income before provision for loan loss increased approximately $120 thousand or 3.11 percent over the same period of 2014. For the six months ended June 30, 2015, net interest income before provision for loan loss increased $267 thousand or 3.48 percent.

Cornerstone’s interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities) was 3.83 percent compared to 3.71 percent for the three month periods ended June 30, 2015 and 2014, respectively. The interest rate spread on a tax equivalent basis was 3.89 percent compared to 3.72 percent for the six month periods ended June 30, 2015 and 2014, respectively.

The net interest margin on a tax equivalent basis was 3.98 percent and 3.89 percent for the three month periods ended June 30, 2015 and 2014, respectively. The net interest margin on a tax equivalent basis was 4.02 percent and 3.90 percent for the six month periods ended June 30, 2015 and 2014, respectively.

Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

For the six month period ended June 30, 2015, the Bank’s net interest income has been positively impacted by a reduction in interest expense incurred by the Bank. During the six month period ending June 30, 2015, the Bank has been able to reprice $18 million in Federal Home Loan Bank advances which had a weighted average annual interest rate of 2.15 percent. The Bank elected to renew $13 million of these maturing FHLB advances which range from 12 months to 18 months in maturity, and had a weighted-average annual interest rate of 0.51 percent.

The Bank’s loan portfolio yield decreased to 5.68 percent for the six months ended June 30, 2015 compared to 5.75 percent for the six months ended June 30, 2014. Management believes loan yields will continue to see downward pressure during 2015 as customers continue to refinance existing loans and due to general market conditions. Cornerstone will attempt to increase its outstanding loan balances during 2015 to offset the possible yield reduction.

For the six month period ended June 30, 2015, the Bank’s investment portfolio yield decreased to 1.66 percent compared to 1.81 percent for the same time period in 2014. The Bank’s average balance also decreased from approximately $95 million as of June 30, 2014 to approximately $87 million as of June 30, 2015. The reduction in yield and average balance is attributable to the Bank liquidating approximately $9.2 million of its municipal security inventory and the receipt of approximately $8.5 million in mortgage-backed security payments from March 31, 2014 to December 31, 2014. In the fourth quarter of 2014, the Bank elected to increase its investment portfolio by approximately $11 million to offset the decreases in interest income. The Bank purchased new and seasoned fixed mortgage-backed securities to increase the investment yield and provide consistent cash flow from the portfolio.

The Bank’s net interest margin increased from 3.90 percent for the six months ended as of June 30, 2014 compared to 4.02 percent for the six months ended as of June 30, 2015. Management believes opportunities exist for the net interest margin to remain close to the June 30, 2015 percentage. However, local market pressure on loans and deposit relationships continue to present significant challenges in this area.

(Credit) Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. Cornerstone recorded a credit for loan losses of $88 thousand for the three months ended June 30, 2015 and a provision of $350 thousand for the three months ended June 30, 2014. For the six month period ended June 30, 2015, the Bank recorded provisions of $262 thousand compared to $515 thousand for the same period in 2014.

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

The following table presents the components of noninterest income for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

			2015-2014			2015-2014
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Service charges on deposit accounts	$237	$210	12.86%	$455	$399	14.04%
Net gains on sale of securities	113	300	(62.33)%	113	403	(71.96)%
Net gains on sale of loans and other assets	29	6	383.33%	90	25	260.00%
Net losses on sale of foreclosed assets	(474)	(290)	63.45%	(401)	(535)	(25.05)%
Other noninterest income	19	18	5.56%	39	30	30.00%
Total noninterest income	$(76)	$244	(131.15)%	$296	$322	(8.07)%

Significant matters relating to the changes in noninterest income are presented below:

The Bank sold approximately $4.4 million of securities and recorded a gain of approximately $113 thousand during the second quarter of 2015. For the six months ended June 30, 2014, approximately $8.8 million of securities were sold with a recorded gain of approximately $403 thousand. The Bank chose to liquidate the securities to offset foreclosed asset expense.

During the first six months of 2015, the Bank recorded approximately $401 in losses on the sale and write down of foreclosed assets compared to losses and write downs of approximately $535 thousand for the first six months of June 30, 2014.

Noninterest Expense-Items reported as noninterest expense include salaries and employee benefits, occupancy and equipment expense, net foreclosed assets expense, depository insurance and other operating expense.

The following table presents the components of noninterest expense for the three and six months ended June 30, 2015 and 2014 (dollars in thousands).

			2015-2014			2015-2014
	Three months ended		Percent	Six months ended		Percent
	June 30,		Increase	June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Salaries and employee benefits	$1,755	$1,723	1.86%	$3,491	$3,550	(1.66)%
Occupancy and equipment expense	314	324	(3.09)%	602	633	(4.90)%
Foreclosed assets expense, net	55	73	(24.66)%	112	177	(36.72)%
FDIC depository insurance	157	164	(4.27)%	312	319	(2.19)%
Other operating expense	1,192	801	48.81%	2,158	1,462	47.61%
Total noninterest expense	$3,473	$3,085	12.58%	$6,675	$6,141	8.70%

Significant matters relating to the changes to noninterest expense are presented below:

For the six month period ended June 30, 2015, the Bank recorded approximately $112 thousand in net foreclosed assets expense compared to approximately $177 thousand during the six months ended June 30, 2014. The decrease in foreclosed asset expense can be attributed to a reduction of approximately $5.8 million in foreclosed assets from June 30, 2014 through June 30, 2015. Management nets the expense against the income generated from income producing real estate to calculate net foreclosed assets expense.

During the first six months of 2015, other operating expense were approximately $2.2 million compared to approximately $1.5 million during the first six months of 2014 or an increase of approximately $696 thousand. The majority of this increase was a direct result of approximately $395 thousand incurred in merger expenses during 2015 for the Company to merge with SmartFinancial, Inc. Merger expenses include legal and accounting fees to prepare and review the Form S-4 Registration Statement and fees to file, print and mail the Form S-4 Registration Statement to the shareholders of record. In addition to merger expenses, legal fees also increased during the first six months of 2015 versus the first six months of 2014 by approximately $167 thousand. This increase is a result of expensing legal fees on loans charged off and other collection efforts.

Financial Condition

Overview-Cornerstone’s consolidated assets totaled approximately $416 million as of December 31, 2014. As of June 30, 2015, total consolidated assets had increased approximately $20 million or 4.76 percent to approximately $436 million.

Liabilities as of June 30, 2015 and December 31, 2014 totaled approximately $395 million and $375 million, respectively.

Stockholders’ equity as of June 30, 2015 and December 31, 2014 totaled approximately $41 million.

Securities-The Bank’s investment portfolio, primarily consisting of collateralized mortgage obligations, mortgage backed securities and municipal securities, amounted to approximately $75 million as of June 30, 2015 compared to approximately $87 million as of December 31, 2014. The primary purposes of the Bank’s investment portfolio is to provide liquidity, satisfy pledging requirements, collateralize the Bank’s repurchase accounts and secure the Bank’s FHLB borrowings.

Loans-The composition of loans at June 30, 2015 and at December 31, 2014 and the percentage of each classification to total loans are summarized in the following table (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage
Owner-occupied	$73,178	23.62%	$68,581	23.22%
All other	76,277	24.62%	74,587	25.25%
Consumer real estate-mortgage	76,707	24.76%	76,907	26.04%
Construction and land development	40,998	13.23%	34,449	11.66%
Commercial and industrial	40,433	13.05%	37,863	12.82%
Consumer and other	2,257	0.72%	2,977	1.01%
Total loans	309,850	100.00%	295,364	100.00%
Less: Allowance for loan losses	(3,579)		(3,495)

Loans, net	$306,271		$291,869

The Bank’s gross loans increased from approximately $295 million as of December 30, 2014 to approximately $310 million as of June 30, 2015 or 4.9 percent. The primary increase was in construction and land development which is primarily attributed to commercial construction. Commercial real estate loans also increased as the Bank’s relationship managers are marketing business loan products to business owners and the demand for business property continues to increase in the Chattanooga market. Management anticipates continued loan growth for the remainder of 2015.

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

During the six months ended for June 30, 2015, the Bank recorded approximately $262 thousand in provision expense and approximately $194 thousand in loan loss recoveries to the loan loss allowance. The provision expense was needed to address loan charge-offs of approximately $372 thousand. The Bank’s net loan charge offs decreased from approximately $880 thousand for the six month period ended June 30, 2014 to approximately $372 thousand for the six month period ended June 30, 2015 or approximately 58 percent. The decrease in net loan charge offs is attributed to the decrease in problem loans. Cornerstone utilizes a ten quarter look-back time frame for its historic loan loss analysis for loan charge-offs and recoveries. Management believes its allowance methodology is consistent with generally accepted accounting principles and interagency policy statements published by the Bank’s regulatory agencies. However, additional provision to the loan loss allowance may be needed in future quarters as the Bank works its problem assets through the collection cycle and as the loan portfolio continues to grow.

The following is a summary of changes in the allowance for loan losses for the six months ended June 30, 2015 and for the year ended December 31, 2014 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	June 30,	December 31,
	2015	2014
Balance, beginning of period	$3,495	$3,203
Loans charged-off	(372)	(1,582)
Recoveries of loans previously charged-off	194	1,359
Provision for loan losses	262	515
Balance, end of period	$3,579	$3,495

Total loans	$309,850	$295,364

Ratio of allowance for loan losses to loans outstanding at the end of the period	1.16%	1.18%

Ratio of net charge-offs to total loans outstanding for the period	0.06%	0.08%

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

The Bank has been able to reduce its non-performing assets over the last twelve months from approximately $15.8 million as of June 30, 2014 to approximately $8.1 million as of June 30, 2015. The majority of this amount is comprised of foreclosed assets. Management has been able to transition loans from nonaccrual into foreclosed assets or, in some limited instances, upgrade the loan to a performing status. Management anticipates additional loans could transition into foreclosed assets in the future. However, management anticipates the balance of foreclosed and non-performing assets overall will continue to reduce as the Bank continues to allocate both financial and human resources towards this objective.

The following table summarizes Cornerstone’s non-performing assets at each quarter end from September 30, 2014 to June 30, 2015 (amounts in thousands):

	June 30,	March 31,	December 31,	September 30,
	2015	2015	2014	2014
Nonaccrual loans	$890	$1,450	$2,865	$3,600
Foreclosed assets	7,165	8,523	8,000	10,994
Total non-performing assets	$8,055	$9,973	$10,865	$14,594

30-89 days past due loans	$1,422	$107	$1,666	$2,846

Total loans outstanding	$309,850	$296,034	$295,364	$298,390

Allowance for loan losses	$3,579	$3,657	$3,495	$3,474

Ratio of non-performing loans to total loans outstanding at the end of the period	0.29%	0.49%	0.97%	1.21%

Ratio of total allowance for loan losses to nonaccrual loans at the end of the period	402.13%	252.21%	121.99%	96.50%

The Bank’s nonaccrual balances decreased during the second quarter of 2015 compared to the last three quarters. The nonaccrual loans have decreased from approximately $3 million as of June 30, 2014 to approximately $900 thousand as of June 30, 2015 or approximately 69 percent. Management anticipates nonaccrual loans to remain relatively flat during the remainder of 2015.

The Bank’s foreclosed assets decreased from approximately $13 million as of June 30, 2014 to approximately $7 million as of June 30, 2015 or approximately 45 percent. Management is targeting a net reduction in foreclosed asset levels by approximately $3 million during the remainder of 2015.

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

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Core funding:
Noninterest-bearing demand deposits	$53,470	13.9%	$57,035	15.2%
Interest-bearing demand deposits	38,167	10.0%	26,464	7.1%
Savings and money market accounts	73,740	19.2%	80,861	21.6%
Time deposits under $100,000	56,403	14.7%	57,128	15.3%
Total core funding	221,780	57.8%	221,488	59.2%

Non-core funding:
Time deposit of $100,000 or more	$106,784	27.8%	$87,166	23.3%
Fed funds purchased and securities sold under agreements to repurchase	23,993	6.3%	29,410	7.9%
Federal Home Loan Bank advances	31,000	8.1%	36,000	9.6%
Total non-core funding	161,777	42.2%	152,576	40.8%

Total	$383,557	100.0%	$374,064	100.0%

The Bank was able to maintain its level of core funding to non-core funding during the first half of 2015. Management believes this is important given the increased level of competition in the Chattanooga, Tennessee market. The Bank has been able to reduce its reliance on FHLB borrowings by $5 million since December 31, 2014. Management considers FHLB borrowings to be a potential funding source for new loan growth in the near future. The Bank also ran a local market time deposit special during the first quarter of 2015 to improve its overall liquidity position and increase the level of core funding. Management anticipates that funding for asset growth will be derived from a number of sources to ensure adequate liquidity is maintained and the lowest cost of funds can be obtained.

Capital Resources-At June 30, 2015 and December 31, 2014, Cornerstone’s stockholders’ equity amounted to approximately $40.7 million.

The following is a summary of the Bank’s capital ratios as of June 30, 2015:

Tier 1 leverage ratio	9.45%
Common equity tier 1 capital ratio	11.33%
Tier 1 capital ratio	11.33%
Total risk-based capital ratio	12.35%

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

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including Cornerstone’s Chief Executive Officer and Chief Financial Officer, Cornerstone has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2014 (the “Evaluation Date.”) Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Cornerstone’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to Cornerstone (including its consolidated subsidiary) required to be included in Cornerstone’s periodic filings under the Exchange Act.

There were no changes in Cornerstone’s internal control over financial reporting during Cornerstone’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, Cornerstone’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which the Company is periodically involved incidental to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits. Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at June 30, 2015 will not have a material effect on Cornerstone’s consolidated financial statements.

Item 1A. Risk Factors

Cornerstone, as a smaller reporting company, is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancshares, Inc.

Date: August 14, 2015	/s/ Nathaniel F. Hughes
Nathaniel F. Hughes,
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2015	/s/ Gary W. Petty, Jr.
Gary W. Petty, Jr.
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

