Form 10-Q
period 2015-09-30
SMARTFINANCIAL INC.
filed 2015-11-16
CIK 1038773

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to

Commission File Number: 333-203449

(Exact name of small business issuer as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5401 Kingston Pike, Suite 600 Knoxville, Tennessee	37919
(Address of principal executive offices)	(Zip Code)

865-453-2650	Cornerstone Bancshares, Inc
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal
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

Yes  ☐    No  ☒

As of November 1, 2015, there were 5,735,393 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of SmartFinancial, Inc. (“we”, “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this quarterly report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if any one or more of our material underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this quarterly report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	Our limited operating history as an integrated company following the merger of legacy SmartFinancial and Cornerstone Bancshares, Inc. on August 31, 2015;
•	Our expected revenue synergies and cost savings from the merger may not be fully realized;
•	Our revenues may be lower than expected;
•	Our asset quality may decline or we may experience greater loan losses than anticipated;
•	The risk that the local economies in which we operate will not continue the perceived, somewhat encouraging economic recovery that appears to be increasing the strength;
•	The negative impact on profitability imposed on us by a compressed NIM (“net interest margin” on loans and other extensions of credit) that affects our ability to lend profitably and to price loans effectively in the face of competitive pressures;
•	The potential for a breach of our operational or security systems;
•	The relatively greater credit risk of residential construction and land development loans in our loan portfolio;
•	Whether a significant deferred tax asset we have can be fully realized;
•	Our liquidity requirements could be adversely affected by changes in our assets and liabilities;
•	The effect of legislative or regulatory developments, including changes in laws concerning banking, securities, taxes, insurance and other aspects of the financial services industry;
•	Our ability to attract, develop and retain qualified banking professionals;
•	A significant number of our customers failing to perform under their loans and other terms of credit agreements;
•	The growing concern on the impact of a future rise in interest rates, affecting both our pricing of credit and our investments;
•	Failure to attract or retain stable deposits at reasonable cost that is competitive with the larger international, national, and regional financial service providers with which we compete;
•	International, national, and local disasters such as terrorist attacks, natural disasters, or the effects of pandemic flu or other pandemic illness;
•	Significant reliance on loans secured by real estate and the associated vulnerability to downturns in the local real estate market, natural disasters and other variables impacting the value of real estate;
•	Incorrect responses to, or assumptions based on, experiences and circumstances, such as responses to known or perceived changes in the economy;
•	Volatility and disruption in financial, credit and securities markets;
•	Deterioration in the financial markets that may result in other-than-temporary impairment charges relating to securities owned by our subsidiary banks;
•	The effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and
•	The effect of fiscal and governmental policies of the United States federal government.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

SmartFinancial, Inc. and Subsidiaries

Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
	2015	2014
ASSETS

Cash and due from banks	$35,691,381	$32,386,247
Interest-bearing deposits at other financial institutions	39,009,274	6,643,101
Federal funds sold	15,235,000	7,710,028
Total cash and cash equivalents	89,935,655	46,739,376

Securities available for sale	152,149,667	98,876,498
Restricted Investments, at cost	4,451,050	2,090,150
Loans, net of allowance for loan losses of $3,827,938 and $3,879,665 at September 30, 2015 and December 31, 2014, respectively	706,611,292	359,523,466
Bank premises and equipment, net	25,266,482	15,939,117
Accrued interest receivable	2,227,003	1,221,006
Foreclosed assets	9,646,549	4,982,913
Core deposit intangible, net	2,868,391	258,242
Goodwill	4,166,069	-
Other assets	9,734,958	4,083,187
Total assets	$1,007,057,116	$533,713,955

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$123,551,461	$53,639,741
Interest-bearing demand deposits	313,523,024	179,835,820
Savings deposits	61,966,841	42,368,697
Time deposits	347,950,833	178,962,822
Total deposits	846,992,159	454,807,080

Accrued interest payable	299,150	129,771
Federal funds purchased and securities sold under agreements to repurchase	18,442,196	21,758,018
Federal Home Loan Bank advances and other borrowings	39,278,103	-
Other liabilities	3,609,152	1,131,299
Total liabilities	908,620,760	477,826,168

Stockholders' equity:
Preferred stock - $1 par value; 12,000 shares authorized and outstanding in 2015 and 2014	12,000	12,000
Common stock - $1.00 par value; 40,000,000 shares authorized; 5,732,143 and 2,965,783 shares issued and outstanding in 2015 and 2014, respectively	5,732,143	2,965,783
Additional paid-in capital	81,628,090	42,508,429
Retained earnings	10,942,361	10,704,776
Accumulated other comprehensive income (loss)	121,762	(303,201)
Total stockholders' equity	98,436,356	55,887,787
Total liabilities and stockholders' equity	$1,007,057,116	$533,713,955

The Notes to Consolidated Financial Statements are an integral part of these statements.

SmartFinancial, Inc. and Subsidiaries

Consolidated Statements of Income

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$6,660,440	$4,978,481	$15,856,077	$14,035,526
Securities and interest-bearing deposits at other financial institutions	458,089	430,837	1,239,340	1,357,426
Federal funds sold and other earning assets	35,101	35,001	91,029	94,679
Total interest income	7,153,630	5,444,319	17,186,446	15,487,631

INTEREST EXPENSE
Time deposits	468,002	377,393	1,176,258	1,103,370
Other deposits	219,990	145,399	512,403	414,741
Federal funds purchased and securities sold under agreements to repurchase	7,394	3,413	16,473	8,306
Federal Home Loan Bank advances and other borrowings	31,326	-	31,437	-
Total interest expense	726,712	526,205	1,736,571	1,526,417

Net interest income before provision for loan losses	6,426,918	4,918,114	15,449,875	13,961,214
Provision (credit) for loan losses	32,397	(143,730)	356,325	299,385
Net interest income after provision for loan losses	6,394,521	5,061,844	15,093,550	13,661,829

NONINTEREST INCOME
Customer service fees	236,698	138,089	516,013	365,882
Net gains (losses) from sale of securities	-	-	52,255	(4,174)
Net gains from sale of loans and other assets	66,041	46,804	161,896	108,070
Net losses from sale of foreclosed assets	(445,980)	(50,720)	(426,168)	(284,670)
Other noninterest income	317,202	255,370	784,230	719,445
Total noninterest income	173,961	389,543	1,088,226	904,553

NONINTEREST EXPENSE
Salaries and employee benefits	3,186,787	2,494,991	7,723,506	6,828,348
Net occupancy and equipment expense	688,426	517,514	1,769,494	1,591,706
Depository insurance	175,697	119,329	419,747	354,402
Foreclosed assets, net	90,574	50,522	179,796	126,312
Other operating expenses	2,351,718	1,123,101	5,021,567	3,269,426
Total noninterest expenses	6,493,202	4,305,457	15,114,110	12,170,194

Income before income tax expense	75,280	1,145,930	1,067,666	2,396,188
Income tax expense	152,189	440,723	740,081	920,010

Net income (loss)	(76,909)	705,207	327,585	1,476,178

Preferred stock dividend requirements	30,000	30,000	90,000	90,000

Net income (loss) available to common shareholders	$(106,909)	$675,207	$237,585	$1,386,178

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.03)	$0.22	$0.07	$0.45
Diluted	$(0.03)	$0.20	$0.06	$0.42

DIVIDENDS DECLARED PER COMMON SHARE	$-	$-	$-	$-

The Notes to Consolidated Financial Statements are an integral part of these statements.

SmartFinancial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Unaudited
	Three Months Ended
	September 30
	2015	2014
Net income (loss)	$(76,909)	$705,207

Other comprehensive income, net of tax:
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $335,110 and ($22,677) in 2015 and 2014, respectively.	546,758	(37,000)

Reclassification adjustment for gains included in net income, net of tax expense of $- and $- in 2015 and 2014, respectively	-	-

Total other comprehensive income (loss)	546,758	(37,000)

Comprehensive income	$469,849	$668,207

	Unaudited
	Nine Months Ended
	September 30
	2015	2014
Net income	$327,585	$1,476,178

Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of tax expense of $280,318 and $552,285 in 2015 and 2014, respectively	457,361	901,096

Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $19,857 and $(1,585) in 2015 and 2014, respectively.	(32,398)	2,589

Total other comprehensive income	424,963	903,685

Comprehensive income	$752,548	$2,379,863

The Notes to Consolidated Financial Statements are an integral part of these statements.

SmartFinancial, Inc. and subsidiaries

Consolidated Statement of Changes in Stockholders' Equity - Unaudited

For the Nine Months Ended September 30, 2015

						Accumulated
				Additional		Other	Total
	Preferred	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, December 31, 2014	$12,000	2,965,783	$2,965,783	$42,508,429	$10,704,776	$(303,201)	55,887,787

Stock option compensation expense	-	-	-	10,968	-	-	10,968

Issuance of common stock	-	936,419	936,419	13,109,829	-	-	14,046,248

Issuance of stock grants	-	6,659	6,659	93,557	-	-	100,216

Stock issuance costs	-	-	-	(840,418)	-	-	(840,418)

Exercise of stock options	-	13,542	13,542	120,390	-	-	133,932

Shares retained by shareholders of Cornerstone Bancshares, Inc.	-	1,660,836	1,660,836	26,774,239	-	-	28,435,075

Cash dividends on preferred stock	-	-	-	-	(90,000)	-	(90,000)

Conversion shares issued to shareholders of SmartFinancial, Inc.	-	148,904	148,904	(148,904)	-	-	-

Net income	-	-	-	-	327,585	-	327,585

Unrealized holding gains on securities available for sale, net of reclassification adjustment	-	-	-	-	-	424,963	424,963

BALANCE, September 30, 2015	$12,000	5,732,143	$5,732,143	$81,628,090	$10,942,361	$121,762	$98,436,356

The Notes to Consolidated Financial Statements are an integral part of these statements.

SmartFinancial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$327,585	$1,476,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,299,931	559,121
Provision for loan losses	356,325	299,385
Stock compensation expense	111,184	10,270
(Gains) losses from sale of securities	(52,255)	4,174
Net gains from sale of loans and other assets	(161,896)	(108,070)
Net losses from sale of foreclosed assets	426,168	284,670
Changes in other assets and liabilities:
Accrued interest receivable	145,316	(82,652)
Accrued interest payable	11,495	3,841
Other assets and liabilities	(264,618)	(2,368,110)
Net cash provided by operating activities	2,199,235	78,807

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security sales, maturities, and paydowns	21,561,120	85,175
Purchase of securities available for sale	(3,000,000)	(9,881,562)
Purchase of restricted investments	(38,000)	(65,200)
Loan originations and principal collections, net	(33,220,666)	(40,167,382)
Purchase of bank premises and equipment	(772,357)	(2,530,840)
Net proceeds from sale of bank premise and equipment and foreclosed assets	1,282,966	172,651
Cash and cash equivalents received in merger	33,501,510	-
Net cash provided by (used in) investing activities	19,314,573	(52,387,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	42,723,491	26,701,623

Net decrease in federal funds purchased and securities sold under agreements to repurchase	(20,938,208)	(2,284,396)
Repayment of note payable	(3,029,116)	-
Payment of dividends on preferred stock	(90,000)	(90,000)
Issuance of common stock	3,016,304	45,630
Net cash provided by financing activities	21,682,471	24,372,857

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,196,279	(27,935,494)

CASH AND CASH EQUIVALENTS, beginning of period	46,739,376	79,438,300

CASH AND CASH EQUIVALENTS, end of period	$89,935,655	$51,502,806

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,725,076	$1,522,576
Cash paid during the period for taxes	806,000	1,569,642

NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gains on securities available for sale	$687,732	$1,464,488
Acquisition of real estate through foreclosure	1,706,063	-
Financed sales of foreclosed assets	1,005,000	-

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business-SmartFinancial, Inc. (the “Company”) is a bank holding company whose primary business is performed by its wholly owned subsidiaries, SmartBank and Cornerstone Community Bank (collectively referred to herein as the “Banks”). As discussed more fully in Note 7 below, the Company acquired Cornerstone Bancshares, Inc., the one bank holding company of Cornerstone Community Bank, in a merger that became effective August 31, 2015. The Banks provide a full range of banking services to the Sevierville, Knoxville and Chattanooga, Tennessee markets. SmartBank also provides a full range of banking services to the Florida panhandle. Additionally, Cornerstone Community Bank has established a loan production office in Dalton, Georgia and SmartBank has established a loan production in Panama City, Florida.

Interim Financial Information (Unaudited)-The financial information in this report for September 30, 2015 and September 30, 2014 has not been audited. The information included herein should be read in conjunction with the Company’s 2014 annual consolidated financial statements and footnotes included elsewhere herein and in our Form 8-K/A filed on November 12, 2015. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of SmartFinancial’s management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Consolidation-The accompanying consolidated financial statements include the accounts of SmartFinancial and the Banks. Substantially all intercompany transactions, profits and balances have been eliminated.

Reclassification-Certain amounts in the prior consolidated financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on net income, total assets or stockholders’ equity as previously reported.

Accounting Policies-During interim periods, SmartFinancial follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2014 as filed with the Securities and Exchange Commission. Since December 31, 2014, there have been no significant changes in any accounting principles or practices, or in the method of applying any such principles or practices.

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers." This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, "Revenue Recognition" and most industry-specific guidance throughout the Industry Topics of Codification. This update is effective for annual and interim periods beginning after December 15, 2016. SmartFinancial does not believe this update will have a significant impact on the consolidated financial statements.

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

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of the basic and diluted earnings per share for the three and nine month periods ended September 30, 2015 and September 30, 2014.

	Three Months Ended September 30,
	2015	2014
Net income (loss) available to common shareholders	$(106,909)	$675,207
Weighted average common shares outstanding	3,936,638	3,111,815
Effect of dilutive stock options	307,215	194,545
Diluted shares	4,243,853	3,306,360
Basic earnings (loss) per common share	$(0.03)	$0.22
Diluted earnings (loss) per common share	$(0.03)	$0.20

	Nine Months Ended September 30,
	2015	2014
Net income available to common shareholders	$237,585	$1,386,178
Weighted average common shares outstanding	3,391,274	3,111,055
Effect of dilutive stock options	307,548	194,545
Diluted shares	3,698,822	3,305,600
Basic earnings per common share	$0.07	$0.45
Diluted earnings per common share	$0.06	$0.42

For the three and nine months ended September 30, 2015 and 2014, the effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share because the exercise price of such options is higher than the market price. There are 22,309 antidilutive stock options as of September 30, 2015. There were no antidilutive stock options as of September 30, 2014.

Note 2. Stock Based Compensation

The Company has one equity incentive plan administered by the Board of Directors, and four plans or programs, pursuant to which the Company has outstanding prior grants. These plans are described below:

Legacy Cornerstone Bancshares, Inc. 2002 Long Term Incentive Plan – The plan provided Cornerstone Bancshares, Inc. officers and employees incentive stock options or non-qualified stock options to purchase shares of common stock. The exercise price for incentive stock options was not less than 100 percent of the fair market value of the common stock on the date of the grant. The exercise price of the non-qualified stock options was equal to or more or less than the fair market value of the common stock on the date of the grant.

Legacy Cornerstone Non-Qualified Plan Options — During 2013 and 2014, Cornerstone issued non-qualified options to employees and directors. The options were originally documented in 2013 as being issued out of the Cornerstone Bancshares, Inc. 2002 Long Term Incentive Plan but that plan expired in 2012. The non-qualified options are governed by the grant document issued to the holders which incorporate the terms of the plan by reference.

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Legacy SmartBank Stock Option Plan – This plan was assumed by the Company on August 31, 2015. The plan provides for incentive stock options and nonqualified stock options. The maximum number of common shares that can be sold or optioned under the plan is 500,000 shares. Under the plan, the exercise price of each option shall not be less than 100 percent of the fair market value of the common stock on the date of grant.

Legacy SmartFinancial, Inc. 2010 Incentive Plan - This plan was assumed by the Company on August 31, 2015. This plan provides for incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance awards, dividend equivalents and stock or other stock-based awards. The maximum number of common shares that can be sold or optioned under the plan is 500,000 shares. Under the plan, the exercise price of each option shall not be less than 100 percent of the fair market value of the common stock on the date of grant.

2015 Stock Incentive Plan – This plan provides for incentive stock options, nonqualified stock options, and restricted stock. The maximum number of shares of common stock that can be sold or optioned under the plan is 2,000,000 shares. The term of each option shall be no more than ten years from the date of grant. In the case of an incentive stock option granted to a participant who, at the time the option is granted, owns stock representing more than ten percent of the voting power of all classes of stock of the Company or any parent or subsidiary thereof, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the award agreement

The per share exercise price for the shares to be issued upon exercise of an option shall be such price as is determined by the plan administrator, subject to the following: In the case of an incentive stock option: (1) granted to an employee who, at the time of grant of such option, owns stock representing more than ten percent of the voting power of all classes of stock of the company or any parent or subsidiary thereof, the exercise price shall be no less than one hundred and ten percent of the fair market value per share on the date of grant; or (2) granted to any other employee, the per share exercise price shall be no less than one hundred percent of the fair market value per share on the date of grant. In the case of a nonstatutory stock option, the per share exercise price shall be no less than one hundred percent of the fair market value per share on the date of grant, unless otherwise determined by the Administrator.

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

A summary of the status of these stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2014	483,629	$10.20
Granted	52,689	15.05
Exercised	(13,542)	9.89
Forfeited	(2,139)	11.94
Share conversion	23,468	9.71
Retained by Cornerstone shareholders in merger	285,209	11.22
Outstanding at September 30, 2015	829,314	$10.57

Information pertaining to options outstanding at September 30, 2015, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 9/30/2015	Life	Price	at 9/30/2015	Price
$4.08	1,250	6.1 years	$4.08	1,250	$4.08
4.40	1,250	5.9 years	4.40	1,250	4.40
6.20	750	5.5 years	4.40	750	6.20
6.60	64,800	6.5 years	6.60	64,800	6.60
6.80	40,500	5.4 years	6.80	40,500	6.80
9.48	58,350	7.5 years	9.48	58,350	9.48
9.52	407,400	1.7 years	9.52	407,400	9.52
9.60	71,250	8.4 years	9.60	71,250	9.60
10.00	1,250	7.8 years	10.00	1,250	10.00
10.48	79,220	4.7 years	10.48	79,220	10.48
11.67	5,250	5.3 years	11.67	4,200	11.67
14.29	1,050	2.8 years	14.29	1,050	14.29
14.40	22,005	3.4 years	14.40	22,005	14.40
15.05	52,689	10.0 years	15.05	-	15.05
31.96	14,454	2.4 years	31.96	14,454	31.96
53.00	4,200	0.4 years	53.00	4,200	53.00
60.80	688	1.6 years	60.80	688	60.80
61.00	2,958	1.4 years	61.00	2,958	61.00
Outstanding, end of year	829,314	2.4 years	10.57	775,575	10.27

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company recognized stock-based compensation expense of $ 111,184 and $10,270 for the periods ended September 30, 2015 and September 30, 2014, respectively. The total fair value of shares underlying the options which vested during the periods ended September 30, 2015 and September 30, 2014, was $96,907 and $95,370, respectively. There were no income tax benefits recognized for the exercise of options for the periods ended September 30, 2015 and December 31, 2014.

The intrinsic value of options exercised during the period ended September 30, 2015 was $78,968. The aggregate intrinsic value of total options outstanding and exercisable options at September 30, 2015 was $4,281,557 and $4,278,005, respectively. Cash received from options exercised under all share-based payment arrangements for the period ended September 30, 2015, was approximately $133,900.

Information related to non-vested options for the period ended September 30, 2015, is as follows:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Nonvested at December 31, 2014	7,358	$2.16
Granted	52,689	12.31
Vested	(6,439)	2.05
Forfeited/expired	(237)	2.02
Share conversion	368	2.17
Nonvested at September 30, 2015	53,739	$12.12

As of September 30, 2015, there was approximately $647,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 4.0 years.

The weighted average grant date fair value of all stock options granted during the nine months ended September 30, 2015 was $12.31. This was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	10 Years
Expected volatility	81.7%
Risk-free interest
rate	1.54%

There were no stock options granted during the nine months period ended September 30, 2014.

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities

The amortized cost and fair value of securities available-for-sale at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government-sponsored enterprises (GSEs)	$20,746,894	$96,846	$(20,459)	$20,823,281

Municipal securities	6,809,103	26,609	(27,146)	6,808,566

Mortgage-backed securities:
GSA residential	114,711,249	568,114	(365,108)	114,914,255
Government National Mortgage Association guaranteed	9,686,008	18,068	(100,511)	9,603,565

	$151,953,254	$709,637	$(513,224)	$152,149,667

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government-sponsored enterprises (GSEs)	$21,267,024	$44,860	$(205,236)	$21,106,648

Municipal securities	2,011,818	19,404	-	2,031,222

Mortgage-backed securities:
GSE residential	70,070,019	370,266	(587,361)	69,852,924
Government National Mortgage Association guaranteed	6,018,969	24,150	(157,415)	5,885,704

	$99,367,830	$458,680	$(950,012)	$98,876,498

At September 30, 2015, securities with a fair value totaling approximately $124.5 million were pledged to secure public funds, securities sold under agreements to repurchase, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Home Loan Bank.

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the nine months ended September 30, 2015 and 2014, there were available-for-sale securities sold with proceeds totaling $10,968,362 and $9,003,601, respectively, which resulted in gross gains realized of $52,255 and $91,925, respectively and gross losses of $0 and $96,099, respectively. For the three months ended September 30, 2015 and September 30, 2014, there were no securities sold.

The amortized cost and estimated market value of securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in one year or less	$947,830	$950,755
Due from one year to five years	12,901,481	12,996,387
Due from five years to ten years	8,392,679	8,384,601
Due after ten years	5,314,007	5,300,104
	27,555,997	27,631,847
Mortgage-backed securities	124,397,257	124,517,820

	$151,953,254	$152,149,667

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government- sponsored enterprises (GSEs)	$4,970,320	$(20,459)	$-	$-	$4,970,320	$(20,459)

Municipal securities	1,920,099	(21,026)	548,490	(6,120)	2,468,589	(27,146)

Mortgage-backed securities:
GSE residential	12,288,011	(13,116)	32,289,709	(351,992)	44,577,720	(365,108)
Government National
Mortgage Association guaranteed	2,290,952	(6,162)	2,884,408	(94,349)	5,175,360	(100,511)
	$21,469,382	$(60,763)	$35,722,607	$(452,461)	$57,191,989	$(513,224)

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government- sponsored enterprises (GSEs)	$3,305,318	$(10,548)	$9,794,890	$(194,688)	$13,100,208	$(205,236)

Mortgage-backed securities:
GSE residential	-	-	31,236,202	(587,361)	31,236,202	(587,361)
Government National
Mortgage Association guaranteed	-	-	5,490,221	(157,415)	5,490,221	(157,415)
	$3,305,318	$(10,548)	$46,521,313	$(939,464)	$49,826,631	$(950,012)

Upon acquisition of a security, the Banks determine the appropriate impairment model that is applicable.  If the security is a beneficial interest in securitized financial assets, the Banks use the beneficial interests in securitized financial assets impairment model.  If the security is not a beneficial interest in securitized financial assets, the Banks use the debt and equity securities impairment model.  The Banks conduct periodic reviews to evaluate each security to determine whether an other-than-temporary impairment has occurred.  The Banks do not have any securities that have been classified as other-than-temporarily-impaired at September 30, 2015 or December 31, 2014.

At September 30, 2015, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

U.S. Government-sponsored enterprises: At September 30, 2015, two investments in U.S. GSE securities had unrealized losses. These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments does not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Banks do not intend to sell the investments and it is more likely than not that the Banks will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Banks do not consider these investments to be other-than temporarily impaired at September 30, 2015.

Municipal securities: At September 30, 2015, eight investments in obligations of municipal securities had unrealized losses. The Banks believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Banks do not intend to sell the investments and it is not more likely than not that the Banks will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Banks do not consider these investments to be other-than-temporarily impaired at September 30, 2015.

Mortgage-backed securities: At September 30, 2015, thirty-one investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Banks do not intend to sell the investments and it is not more likely than not that the Banks will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Banks do not deem those investments to be other-than-temporarily impaired at September 30, 2015.

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses

At September 30, 2015 and December 31, 2014, loans are summarized as follows (in thousands):

	September 30, 2015			December 31, 2014
	PCI Loans	All Other Loans	Total	PCI Loans	All Other Loans	Total
Commercial real estate	$21,667	$343,940	$365,607	$3,102	$190,349	$193,451
Consumer real estate	13,408	148,682	162,090	4,380	77,034	81,414
Construction and land development	2,728	94,322	97,050	36	52,469	52,505
Commercial and industrial	4,084	77,023	81,107	3	33,716	33,719
Consumer and other	-	4,585	4,585	-	2,314	2,314
Total loans	41,887	668,552	710,439	7,521	355,882	363,403
Less: Allowance for loan losses	-	(3,828)	(3,828)	-	(3,880)	(3,880)

Loans, net	$41,887	$664,724	$706,611	$7,521	$352,002	$359,523

The following describe risk characteristics relevant to each of the portfolio segments:

Commercial Real Estate: Commercial real estate loans include owner-occupied commercial real estate loans and loans secured by income-producing properties. Owner-occupied commercial real estate loans to operating businesses are long-term financing of land and buildings. These loans are repaid by cash flow generated from the business operation. Real estate loans for income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers are repaid from rent income derived from the properties. Loans within this portfolio segment are particularly sensitive to the valuation of real estate.

Consumer Real Estate: Consumer real estate loans include real estate loans secured by first liens, second liens, or open end real estate loans, such as home equity lines. These are repaid by various means such as a borrower's income, sale of the property, or rental income derived from the property. One to four family first mortgage loans are repaid by various means such as a borrower's income, sale of the property, or rental income derived from the property. Loans within this portfolio segment are particularly sensitive to the valuation of real estate.

Construction and Land Development: Loans for real estate construction and development are repaid through cash flow related to the operations, sale or refinance of the underlying property. This portfolio segment includes extensions of credit to real estate developers or investors where repayment is dependent on the sale of the real estate or income generated from the real estate collateral. Loans within this portfolio segment are particularly sensitive to the valuation of real estate.

Commercial and Industrial: The commercial and industrial loan portfolio segment includes commercial, financial, and agricultural loans. These loans include those loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or expansion projects. Loans are repaid by business cash flows. Collection risk in this portfolio is driven by the creditworthiness of the underlying borrower, particularly cash flows from the customers' business operations.

Consumer and Other: The consumer loan portfolio segment includes direct consumer installment loans, overdrafts and other revolving credit loans, and educational loans. Loans in this portfolio are sensitive to unemployment and other key consumer economic measures.

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Credit Risk Management:

The Company employs a credit risk management process with defined policies, accountability and routine reporting to manage credit risk in the loan portfolio segments. Credit risk management is guided by credit policies that provide for a consistent and prudent approach to underwriting and approvals of credits. Within the Credit Policy, procedures exist that elevate the approval requirements as credits become larger and more complex. All loans are individually underwritten, risk-rated, approved, and monitored.

Responsibility and accountability for adherence to underwriting policies and accurate risk ratings lies in each portfolio segment. For the consumer real estate and consumer and other portfolio segments, the risk management process focuses on managing customers who become delinquent in their payments. For the other portfolio segments, the risk management process focuses on underwriting new business and, on an ongoing basis, monitoring the credit of the portfolios, including a third party review of the largest credits on an annual basis or more frequently as needed. To ensure problem credits are identified on a timely basis, several specific portfolio reviews occur periodically to assess the larger adversely rated credits for proper risk rating and accrual status.

Credit quality and trends in the loan portfolio segments are measured and monitored regularly. Detailed reports, by product, collateral, accrual status, etc., are reviewed by the Senior Credit Officer and the Directors Loan Committee.

The allowance for loan losses is a valuation reserve allowance established through provisions for loan losses charged against income. The allowance for loan losses, which is evaluated quarterly, is maintained at a level that management deems sufficient to absorb probable losses inherent in the loan portfolio. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses. The allowance for loan losses is comprised of specific valuation allowances for loans evaluated individually for impairment, general allocations for pools of homogeneous loans with similar risk characteristics and trends, and an unallocated component that reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The allowance for loan losses related to specific loans is based on management's estimate of potential losses on impaired loans as determined by (1) the present value of expected future cash flows; (2) the fair value of collateral if the loan is determined to be collateral dependent or (3) the loan's observable market price. The Company's homogeneous loan pools include commercial real estate loans, consumer real estate loans, construction and land development loans, commercial and industrial loans, and consumer and other loans. The general allocations to these loan pools are based on the historical loss rates for specific loan types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors.

The qualitative factors considered by management include, among other factors, (1) changes in local and national economic conditions; (2) changes in asset quality; (3) changes in loan portfolio volume; (4) the composition and concentrations of credit; (5) the impact of competition on loan structuring and pricing; (6) the impact of interest rate changes on portfolio risk and (7) effectiveness of the Company's loan policies, procedures and internal controls. The total allowance established for each homogeneous loan pool represents the product of the historical loss ratio and the total dollar amount of the loans in the pool.

SmartFinancial follows the loan impairment accounting guidance in ASC Topic 310. A loan is considered impaired when, based on current information and events, it is probable that SmartFinancial will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans and loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in interest rates, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collections.

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The composition of loans by loan classification for impaired and performing loan status at September 30, 2015 and December 31, 2014, is summarized in the tables below (amounts in thousands):

	September 30, 2015
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Performing loans	$341,966	$145,030	$93,284	$76,554	$4,585	$661,419
Impaired loans	1,974	3,652	1,038	469	-	7,133
	343,940	148,682	94,322	77,023	4,585	668,552
PCI loans	21,667	13,408	2,728	4,084	-	41,887
Total	$365,607	$162,090	$97,050	$81,107	$4,585	$710,439

	December 31, 2014
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Performing loans	$188,169	$71,634	$50,301	$33,178	$2,314	$345,596
Impaired loans	2,180	5,400	2,168	538	-	10,286
	190,349	77,034	52,469	33,716	2,314	355,882
PCI loans	3,102	4,380	36	3	-	7,521
Total loans	$193,451	$81,414	$52,505	$33,719	$2,314	$363,403

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015
	Commercial	Consumer	Construction and Land	Commercial and	Consumer and
	Real Estate	Real Estate	Development	Industrial	Other	Unallocated	Total
Performing loans	$94	$271	$104	$75	$-	$3,026	$3,570
Impaired loans	-	-	-	258	-	-	258
Total	$94	$271	$104	$333	$-	$3,026	$3,828

	December 31, 2014
	Commercial	Consumer	Construction and Land	Commercial and	Consumer and
	Real Estate	Real Estate	Development	Industrial	Other	Unallocated	Total
Performing loans	$182	$250	$209	$83	$7	$2,915	$3,646
Impaired loans	-	3	60	171	-	-	234
Total	$182	$253	$269	$254	$7	$2,915	$3,880

There was no allowance for PCI loans at September 30, 2015 or December 31, 2014.

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables detail the changes in the allowance for loan losses for the nine month period ending September 30, 2015 and year ending December 31, 2014, by loan classification (amounts in thousands):

	September 30, 2015
	Commercial	Consumer Real	Construction and Land	Commercial and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Unallocated	Total
Beginning balance	$182	$253	$269	$254	$7	$2,915	$3,880
Loans charged off	(139)	-	(122)	-	(215)	-	(476)
Recoveries of loans charged off	1	6	25	22	14	-	68
Provision charged to operating expense	50	12	(68)	57	194	111	356
Ending balance	$94	$271	$104	$333	$-	$3,026	$3,828

	December 31, 2014
		Consumer	Construction	Commercial
	Commercial Real Estate	Real Estate	and Land Development	and Industrial	Consumer and Other	Unallocated	Total
Beginning balance	$319	$380	$430	$224	$236	$2,547	$4,136
Loans charged off	-	(623)	(7)	(118)	(65)	-	(813)
Recoveries of charge-offs	2	-	-	-	123	-	125
Provision charged to							-
operating expense	(139)	496	(154)	148	(287)	368	432
Ending balance	$182	$253	$269	$254	$7	$2,915	$3,880

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is an analysis of the impaired loan portfolio detailing the related allowance recorded as of September 30, 2015 and December 31, 2014 (amounts in thousands):

				For the nine month
	At September 30, 2015			September 30, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Non PCI Loans:
Commercial real estate	$1,974	$1,974	$-	$1,955	$89
Consumer real estate	3,652	4,352	-	4,381	73
Construction and land development	1,038	1,038	-	1,058	39
Commercial and industrial	51	51	-	466	3
Consumer and other	-	-	-		-
	6,715	7,415		7,860	204

PCI loans: None in 2015

Impaired loans with a valuation allowance:
Non PCI Loans:
Commercial real estate	-	-	-	-	-
Consumer real estate	-	-	-	147	-
Construction and land development	-	-	-	694	-
Commercial and industrial	418	418	258	478	-
Consumer and other	-	-	-	-	-
	418	418	258	1,319	-
PCI loans: None in 2015
Total impaired loans	$7,133	$7,833	$258	$9,179	$-

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

				For the year ended
	At December 31, 2014			December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Non PCI Loans:
Commercial real estate	$2,180	$2,180	$-	$2,247	$193
Consumer real estate	5,155	5,692	-	5.289	362
Construction and land development	1,086	1,090	-	1,257	54
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-
	8,421	8,962	-	8,793	609

PCI loans: None in 2014

Impaired loans with a valuation allowance:
Non PCI Loans:
Commercial real estate	-	-	-	-	-
Consumer real estate	245	245	3	294	12
Construction and land development	1,082	1,082	60	1,101	82
Commercial and industrial	538	538	171	539	59
Consumer and other	-	-	-	-	-
	1,865	1,865	234	1,934	153
PCI loans: None in 2014
Total impaired loans	$10,286	$10,827	$234	$10,727	$762

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A description of the general characteristics of the risk grades used by the Company is as follows:

Pass: Loans in this risk category involve borrowers of acceptable-to-strong credit quality and risk who have the apparent ability to satisfy their loan obligations. Loans in this risk grade would possess sufficient mitigating factors, such as adequate collateral or strong guarantors possessing the capacity to repay the debt if required, for any weakness that may exist.

Special Mention: Loans in this risk grade are the equivalent of the regulatory definition of "Other Assets Especially Mentioned" classification. Loans in this category possess some credit deficiency or potential weakness, which requires a high level of management attention. Potential weaknesses include declining trends in operating earnings and cash flows and /or reliance on the secondary source of repayment. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the asset or in the Company's credit position.

Substandard: Loans in this risk grade are inadequately protected by the borrower's current financial condition and payment capability or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans in this risk grade have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or orderly repayment in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. Possibility of loss is extremely high, but because of certain important and reasonably specific factors that may work to the advantage and strengthening of the exposure, its classification as an estimated loss is deferred until its more exact status may be determined.

Uncollectible: Loans in this risk grade are considered to be non-collectible and of such little value that their continuance as bankable assets is not warranted. This does not mean the loan has absolutely no recovery value, but rather it is neither practical nor desirable to defer writing off the loan, even though partial recovery may be obtained in the future. Charge-offs against the allowance for loan losses are taken in the period in which the loan becomes uncollectible. Consequently, the Company typically does not maintain a recorded investment in loans within this category.

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of September 30, 2015 and December 31, 2014 (amounts in thousands):

Non PCI Loans

	September 30, 2015
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$342,411	$144,942	$92,289	$75,815	$4,557	$660,014
Watch	-	424	1,184	-	28	1,636
Special mention	533	-	-	246	-	779
Substandard	996	3,316	849	962	-	6,123
Doubtful	-	-	-	-	-	-
Total	$343,940	$148,682	$94,322	$77,023	$4,585	$668,552

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

PCI Loans

	September 30, 2015
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$17,883	$12,193	$1,893	$2,864	$-	$34,833
Watch	-	267	-	-	-	267
Special mention	2,126	-	621	547	-	3,294
Substandard	1,658	948	214	673	-	3,493
Doubtful	-	-	-	-		-
Total	$21,667	$13,408	$2,728	$4,084	$-	$41,887
Total loans	$365,607	$162,090	$97,050	$81,107	$4,585	$710,439

Non PCI Loans

	December 31, 2014
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$188,113	$71,199	$44,484	$33,178	$2,314	$339,288
Watch	56	226	6,273	-	-	6,555
Special mention	-	-	-	-	-	-
Substandard	2,180	5,609	1,712	538	-	10,039
Doubtful	-	-	-	-		-
Total	$190,349	$77,034	$52,469	$33,716	$2,314	$355,882

PCI Loans

	December 31, 2014
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$2,358	$3,968	$-	$-	$-	$6,326
Watch	-	309	36	3	-	348
Special mention	-	-	-	-	-	-
Substandard	744	103	-	-	-	847
Doubtful	-	-	-	-		-
Total	$3,102	$4,380	$36	$3	$-	$7,521
Total loans	$193,451	$81,414	$52,505	$33,719	$2,314	$363,403

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. Generally, management places a loan on nonaccrual when there is a clear indicator that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due.

The following tables present the aging of the recorded investment in loans and leases as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015
	30-89 Days	Past Due 90
	Past Due and	Days or More		Total		Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	PCI Loans	Loans	Loans

Commercial real estate	$-	$262	$-	$262	$21,667	$343,678	$365,607
Consumer real estate	305	137	1,297	1,739	13,408	146,943	162,090
Construction and land development	-	-	-	-	2,728	94,322	97,050
Commercial and industrial	45	12	418	475	4,084	76,548	81,107
Consumer and other	12	-	-	12	-	4,573	4,585
Total	$362	$411	$1,715	$2,488	$41,887	$666,064	$710,439

	December 31, 2014
	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	PCI	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans	Loans

Commercial real estate	$-	$-	$1,757	$1,757	$3,102	$188,592	$193,451
Consumer real estate	-	-	2,249	2,249	4,380	74,785	81,414
Construction and land development	-	-	643	643	36	51,826	52,505
Commercial and industrial	-	-	418	418	3	33,298	33,719
Consumer and other	12	-	-	12	-	2,302	2,314
Total	$12	$-	$5,067	$5,079	$7,521	$350,803	$363,403

Impaired loans also include loans that the Company has elected to formally restructure when, due to the weakening credit status of a borrower, the restructuring may facilitate a repayment plan that seeks to minimize the potential losses that the Banks may have to otherwise incur. At September 30, 2015 and December 31, 2014, the Company has loans of approximately $5,015,000 and $5,563,000, respectively, that were modified in troubled debt restructurings. Troubled commercial loans are restructured by specialists within our Special Asset department and all restructurings are approved by committees and credit officers separate and apart from the normal loan approval process. These specialists are trained to reduce the Company’s overall risk and exposure to loss in the event of a restructuring through obtaining either or all of the following: improved documentation, additional guaranties, increase in curtailments, reduction in collateral terms, additional collateral or other similar strategies.

There were no troubled debt restructurings during the nine month period ended September 30,2015.

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents a summary of loans that were modified as troubled debt restructurings during the nine month period ended September 30, 2014 (amounts in thousands):

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
September 30, 2014	Number of Contracts	Investment	Investment

Commercial real estate	1	$1,818	$1,818
Consumer real estate	1	1,469	1,469
Commercial and industrial	1	53	53

There were no loans that were modified as troubled debt restructurings during the past twelve months and for which there was a subsequent payment default.

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows:

Commercial real estate	$24,494
Consumer real estate	17,721
Construction and land development	3,660
Commercial and industrial	4,905
Consumer and other	1
Total loans	$50,781
Less remaining purchase discount	(8,894)
41,887
Less: Allowance for loan losses	-

Carrying amount, net of allowance	$41,887

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the three and nine months period ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Accretable yield, beginning of period	$7,179	$7,983
Additions	4,282	4,282
Accretion income	(162)	(886)
Reclassification from nonaccretable	55	110
Other changes, net	(521)	(656)
Accretable yield	$10,833	$10,833

The Company did not increase the allowance for loan losses on purchase credit impaired loans during the three or nine month periods ended September 30, 2015.

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchased credit impaired loans acquired during the nine month period ended September 30, 2015 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Contractual principal and interest at acquisition	$45,678
Nonaccretable difference	(4,072)
Expected Cash flows at acquisition	41,606
Accretable yield	(4,282)
Basis in PCI loans at acquisition - estimated fair value	$37,324

Note 5. Commitments and Contingent Liabilities

Off Balance Sheet Arrangements - In the normal course of business, the Banks have entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions; thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Standby letters of credit are generally issued on behalf of an applicant (our client) to a specifically named beneficiary and are the result of a particular business arrangement that exists between the applicant and the beneficiary. Standby letters of credit have fixed expiration dates and are usually for terms of two years or less unless terminated beforehand due to criteria specified in the standby letter of credit. A typical arrangement involves the applicant routinely being indebted to the beneficiary for such items as inventory purchases, insurance, utilities, lease guarantees or other third party commercial transactions. The standby letter of credit would permit the beneficiary to obtain payment from the Banks under certain prescribed circumstances. Subsequently, the Banks would seek reimbursement from the applicant pursuant to the terms of the standby letter of credit.

The Banks follow the same credit policies and underwriting practices when making these commitments as it does for on-balance sheet instruments. Each client’s creditworthiness is evaluated on a case-by-case basis, and the amount of collateral obtained, if any, is based on management’s credit evaluation of the customer. Collateral held varies but may include cash, real estate and improvements, marketable securities, accounts receivable, inventory, equipment and personal property.

The contractual amounts of these commitments are not reflected in the consolidated financial statements and would only be reflected if drawn upon. Since many of the commitments are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements. However, should the commitments be drawn upon and should customers default on their resulting obligation to the Banks the maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

A summary of the Banks’ total contractual amount for all off-balance sheet commitments at September 30, 2015 is as follows:

Commitments to extend credit	$116.1 million
Standby letters of credit	$2.9 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at September 30, 2015 will not have a material effect on SmartFinancial’s consolidated financial statements.

Note 6. Fair Value Disclosures

Fair Value Measurements:

SmartFinancial uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the “Fair Value Measurements and Disclosures” ASC Topic 820, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that SmartFinancial has the ability to access.

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

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used by SmartFinancial in estimating fair value disclosures for financial instruments.

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

The carrying value of restricted investments approximates fair value based on the redemption provisions of the restrictive entities. Restricted investments are classified as Level 3 of the fair value hierarchy.

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

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

Assets and liabilities recorded at fair value on a recurring basis are as follows.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Debt securities available-for-sale:

U.S. Government-sponsored enterprises (GSEs)	$20,823,281	$-	$20,823,281	$-

Mortgage-backed securities:

GSE residential	114,914,255	-	114,914,255	-
Government National Mortgage
Association guaranteed	9,603,565	-	9,603,565	-

Municipal securities	6,808,566	-	6,808,566	-

Total securities available-for-sale	$152,149,667	$-	$152,149,667	$-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Debt securities available-for-sale:

U.S. Government-sponsored enterprises (GSEs)	$21,106,648	$-	$21,106,648	$-

Mortgage-backed securities:

GSE residential	69,852,924	-	69,852,924	-
Government National Mortgage
Association guaranteed	5,885,704	-	5,885,704	-

Municipal securities	2,031,222	-	2,031,222	-

Total securities available-for-sale	$98,876,498	$-	$98,876,498	$-

SmartFinancial has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at September 30, 2015 and December 31, 2014 which are measured at fair value on a nonrecurring basis.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$160,000	$-	$-	$160,000
Foreclosed assets	9,646,549	-	-	9,646,549

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,631,000	$-	$-	$1,631,000
Foreclosed assets	4,982,913	-	-	4,982,913

Loans considered impaired under ASC 310-10-35, “Receivables”, are loans for which, based on current information and events, it is probable that SmartFinancial will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans can be measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent.

The fair value of impaired loans were primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.

Foreclosed assets, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at fair value less estimated costs to sell upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, a loss is recognized.

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2015, the significant unobservable inputs used in the fair value measurements are presented below.

	Balance as of September 30, 2015	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input

Impaired loans	$160,000	Appraisal	Appraisal Discounts	6.0%
Foreclosed assets	9,646,549	Appraisal	Appraisal Discounts	30.1%

The carrying amount and estimated fair value of SmartFinancial’s financial instruments at September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$89,936	$89,936	$46,739	$46,739
Securities available for sale	152,150	152,150	98,876	98,876
Restricted investments	4,451	4,451	2,090	2,090
Loans, net	706,611	706,084	359,253	360,210
Accrued interest receivable	2,227	2,227	1,221	1,221

Liabilities:
Noninterest-bearing demand deposits	123,551	123,551	53,640	53,640
Interest-bearing demand deposits	313,523	313,523	179,836	179,836
Savings deposits	61,967	61,967	42,369	42,369
Time deposits	347,951	349,922	178,963	179,876
Federal funds purchased and securities sold under agreements to repurchase	18,442	18,442	21,758	21,758
Federal Home Loan Bank advances and other borrowings	39,278	39,278	-	-
Accrued interest payable	299	299	130	130

Unrecognized financial instruments (net of contract amount):
Commitments to extend credit	-	-	-	-
Letters of credit	-	-	-	-
Lines of credit	-	-	-	-

Note 7. Business Combination

On June 18, 2015, the shareholders of the Company approved a merger with Cornerstone Bancshares, Inc. (Cornerstone) ticker symbol CSBQ, the one bank holding company of Cornerstone Community Bank, which became effective August 31, 2015. The Company’s shareholders received 1.05 shares of Cornerstone common stock in exchange for each share of the Company’s common stock. After the merger, shareholders of the Company owned approximately 56% of the outstanding common stock of the combined entity on a fully diluted basis, after taking into account the exchange ratio and new shares issued as part of a capital raise through a private placement.

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

While Cornerstone was the acquiring entity for legal purposes, the merger is being accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC 805-10 Business Combinations. Under this guidance, for accounting purposes, the Company is considered the acquirer in the merger, and as a result the historical financial statements of the combined entity will be the historical financial statements of the Company.

The merger was effected by the issuance of shares of Cornerstone stock to shareholders of the Company. The assets and liabilities of Cornerstone as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill.

In periods following the merger, the financial statements of the combined entity will include the results attributable to Cornerstone Community Bank beginning on the date the merger was completed.

The following table details the preliminary estimated financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed, and goodwill recognized:

Calculation of Purchase Price
Shares of CSBQ common stock outstanding as of August 31, 2015	6,643,341
Market price of CSBQ common stock on August 31, 2015	$3.85
Estimated fair value of CSBQ common stock (in thousands)	25,577
Estimated fair value of CSBQ stock options (in thousands)	2,858
Total consideration (in thousands)	$28,435

Allocation of Purchase Price (in thousands)
Total Consideration above	$28,435
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	33,502
Investment securities available for sale	74,254
Loans	314,827
Premises and equipment	9,019
Bank owned life insurance	1,278
Core deposit intangible	2,750
Other real estate owned	5,672
Prepaid and other assets	4,301
Deposits	(349,462)
Securities sold under agreements to repurchase	(17,622)
FHLB advances and other borrowings	(42,307)

Payables and other liabilities	(11,943)
Total fair value of net assets acquired	24,269
Goodwill	$4,166

SMARTFINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pro forma data for the nine months ended September 30, 2015 and 2014 in the table below presents information as if the merger occurred at the beginning of each period.

	Nine Months Ended
	September 30, 2015	September 30, 2014
Net interest income (in thousands)	$25,478	$25,967
Net income available to common shareholders (in thousands)	750	2,962
Earnings per share - basic	.22	.87
Earnings per share - diluted	.19	.75

Supplemental pro forma earnings in the above table for the nine months ended 2015 and 2014 include $1,027 and $0 of nonrecurring costs, respectively

SmartFinancial, Inc. and Subsidiaries

Net Interest Margin Analysis

Taxable Equivalent Basis

	Three months ended
	September 30
(Amounts in thousands)
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$493,730	$6,661	5.35%	$350,796	$4,978	5.63%
Investment securities	107,061	449	1.67%	94,319	427	1.83%
Other earning assets	33,539	44	0.53%	18,428	39	0.84%
Total earning assets	634,330	$7,154	4.47%	463,543	$5,444	4.67%
Allowance for loan losses	(3,804)			(3,916)
Cash and other assets	72,898			59,455
TOTAL ASSETS	$703,424			$519,082

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$114,727	$45	0.15%	$81,609	$27	0.13%
Savings deposits & MMDA's	169,916	176	0.41%	123,966	118	0.38%
Time deposits - Retail	168,569	299	0.70%	140,661	261	0.74%
Time deposits - Wholesale	65,448	169	1.02%	57,380	117	0.81%
Federal funds purchased and securities sold under agreements to repurchase	11,095	7	0.25%	7,309	3	0.19%
Federal Home Loan Bank and other borrowings	13,806	31	0.89%	-	-	N/A
Total interest-bearing liabilities	543,561	727	0.53%	410,925	526	0.51%
Net interest spread		$6,427	3.94%		$4,918	4.16%
Noninterest-bearing demand deposits	88,468			57,204
Accrued expenses and other liabilities	2,141			2,565
Shareholders' equity	69,254			53,092
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$703,424			$519,082
Net yield on earning assets			4.02%			4.22%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		1			8
Total adjustment		1			8

SmartFinancial, Inc. and Subsidiaries

Net Interest Margin Analysis

Taxable Equivalent Basis

	Nine months ended
	September 30
(Amounts in thousands)
	2015			2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Earning assets:
Loans, net of unearned income	$414,323	$15,856	5.12%	$337,535	$14,036	5.56%
Investment securities	96,337	1,222	1.70%	96,232	1,339	1.89%
Other earning assets	15,875	108	0.91%	14,926	114	1.02%
Total earning assets	526,535	$17,186	4.37%	448,693	$15,489	4.62%
Allowance for loan losses	(3,829)			(4,015)
Cash and other assets	57,340			35,172
TOTAL ASSETS	$580,046			$479,850

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
Interest-bearing demand deposits	$110,254	$120	0.15%	$80,903	$71	0.12%
Savings deposits & MMDA's	135,006	393	0.39%	120,117	344	0.38%
Time deposits - Retail	139,578	758	0.73%	138,291	788	0.76%
Time deposits - Wholesale	54,534	418	1.03%	46,139	315	0.91%
Federal funds purchased and securities sold under agreements to repurchase	7,657	16	0.28%	5,679	8	0.20%
Federal Home Loan Bank and other borrowings	4,731	31	0.88%	-	-
Total interest-bearing liabilities	451,760	1,736	0.51%	391,129	1,526	0.52%
Net interest spread		$15,450	3.86%		$13,963	4.10%
Noninterest-bearing demand deposits	66,020			53,484
Accrued expenses and other liabilities	1,685			2,335
Shareholders' equity	60,581			32,902
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$580,046			$479,850
Net yield on earning assets			3.92%			4.17%

Taxable equivalent adjustment:
Loans		0			0
Investment securities		4			23
Total adjustment		4			23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial is a bank holding company and the parent company of the Banks, Tennessee banking corporations which operate primarily in East Tennesse and the Florida Panhandle. The Banks have ten full-service banking offices located in Eastern Tennessee, two full-service banking offices in the Florida Panhandle, and loan production offices located in Dalton, Georgia and Panama City, Florida. The Banks’ business consists primarily of attracting deposits from the general public and, with these and other funds, originating real estate loans, consumer loans, business loans, and residential and commercial construction loans. The principal sources of income for the Banks are interest and fees collected on loans, fees collected on deposit accounts, and interest and dividends collected on other investments. The principal expenses of the Banks are interest paid on deposits, employee compensation and benefits, office expenses, and other overhead expenses.

The following is a discussion of SmartFinancial’s financial condition at September 30, 2015 and December 31, 2014 and our results of operations for the three months and nine months ended September 30, 2015 and 2014. The purpose of this discussion is to focus on information about SmartFinancial’s financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with SmartFinancial’s consolidated financial statements and the related notes included elsewhere herein along with our Form 8-K/A filed November 12, 2015. Amounts in the narrative are shown in thousands, except for numbers of shares and stock options, per share amounts and as otherwise noted.

Critical Accounting Policies

SmartFinancial’s accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Our critical accounting policies are integral to understanding the results reported. Critical accounting policies include the initial adoption of an accounting policy that has a material impact on our financial presentation as well as accounting estimates reflected in our financial statements that require us to make estimates and assumptions about matters that were highly uncertain at the time. Disclosure about critical estimates is required if different estimates that SmartFinancial reasonably could have used in the current period would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The following is a description of our critical accounting policies.

Purchased Loans

The fair values of purchased loans with evidence of credit deterioration, purchased credit impaired loans (“PCI loans”), are recorded net of accretable discount. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior changes or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable discount. Purchased loans are initially recorded at fair value at acquisition date. Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans.

SmartFinancial accounts for performing loans acquired in the acquisition using the expected cash flows method of recognizing discount accretion based on the acquired loans' expected cash flows. Purchased performing loans are recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. Such estimated credit losses are recorded as nonaccretable discounts in a manner similar to purchased impaired loans. The fair value discount other than for credit loss is accreted as an adjustment to yield over the estimated lives of the loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition.

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

Changes in the financial condition of individual borrowers, economic conditions or changes to our estimated risks could require us to significantly decrease or increase the level of the allowance. Such a change could materially impact SmartFinancial’s net income as a result of the change in the provision for loan losses. Refer to Note 4 in the notes to SmartFinancials’ consolidated financial statements for a discussion of methodology of establishing the allowance.

Estimates of Fair Value

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. SmartFinancial’s available-for-sale securities are measured at fair value on a recurring basis. Additionally, fair value is used to measure certain assets and liabilities on a nonrecurring basis. SmartFinancial uses fair value on a nonrecurring basis for foreclosed assets and collateral associated with impaired collateral-dependent loans. Fair value is also used in certain impairment valuations, including assessments of goodwill, other intangible assets and long-lived assets.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Estimating fair value in accordance with applicable accounting guidance requires that SmartFinancial make a number of significant judgments. Accounting guidance provides three levels of fair value. Level 1 fair value refers to observable market prices for identical assets or liabilities. Level 2 fair value refers to similar assets or liabilities with observable market data. Level 3 fair value refers to assets and liabilities where market prices are unavailable or impracticable to obtain for similar assets or liabilities. Level 3 valuations require modeling techniques, such as discounted cash flow analyses. These modeling techniques incorporate SmartFinancial’s assessments regarding assumptions that market participants would use in pricing the asset or the liability.

Changes in fair value could materially impact our financial results. Refer to Note 6, “Fair Value Disclosures,” in the notes to SmartFinancial’s consolidated financial statements for a discussion of the methodology in calculating fair value.

Income Taxes

SmartFinancial is subject to various taxing jurisdictions where the Company conducts business. Management estimates income tax expense based on amounts expected to be owed to these jurisdictions. SmartFinancial evaluates the reasonableness of our effective tax rate based on a current estimate of annual net income, tax credits, non-taxable income, non-deductible expenses and the applicable statutory tax rates. The estimated income tax expense or benefit is reported in the consolidated statements of income.

The accrued tax liability or receivable represents the net estimated amount due or to be received from tax jurisdictions either currently or in the future and is reported in other liabilities or other assets, respectively, in SmartFinancial’s consolidated balance sheets. SmartFinancial assesses the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintains tax accruals consistent with management’s evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, if or when they occur, could impact accrued taxes and future tax expense and could materially affect our financial results.

SmartFinancial periodically evaluates uncertain tax positions and estimates the appropriate level of tax reserves related to each of these positions. Additionally, management evaluates the deferred tax assets for possible valuation allowances based on the amounts expected to be realized. The evaluation of uncertain tax positions and deferred tax assets involves a high degree of judgment and subjectivity. Changes in the results of these evaluations could have a material impact on our financial results. Refer to Note 9, “Income Taxes,” to SmartFinancial’s consolidated financial statements for the year ended December 31, 2014 set forth in Form S-4 filed April 16, 2015 for more information.

Merger Between SmartFinancial, Inc. and Cornerstone Bancshares, Inc.

On June 18, 2015, the shareholders of legacy SmartFinancial, Inc. (“legacy SmartFinancial”) approved a merger with Cornerstone Bancshares, Inc. (“Cornerstone”), which was renamed SmartFinancial, Inc. (“SmartFinancial”) following the merger which became effective August 31, 2015. Each outstanding share and option to purchase a share of legacy SmartFinancial converted into the right to receive 1.05 shares of Cornerstone common stock. After the merger, legacy SmartFinancial’s shareholders owned approximately 56.4% of the outstanding common stock of SmartFinancial, Cornerstone’s shareholders owned approximately 30.1% of the outstanding common stock of SmartFinancial, and shareholders taking place in the private placment owned approximately 13.5% of the outstanding common stock of SmartFinancial.

The merger was a reverse merger using the acquisition method of accounting, in accordance with the provisions of ASC 805-10, “Business Combinations”. As a result, the historical financial statements of SmartFinancial will be the historical financial statements of legacy SmartFinancial. The assets and liabilities of Cornerstone as of the effective date of the merger were recorded at their respective estimated fair values and added to those of legacy SmartFinancial. Any excess of purchase price over the net estimated fair values of the acquired assets and assumed liabilities of Cornerstone were allocated to all identifiable intangibles assets. Any remaining excess was then allocated to goodwill.

The merger increased SmartFinancial’s total revenue by approximately $1,937 and increased net income before taxes by approximately $697 for both the three and nine months ended September 30, 2015. The earnings growth was offset somewhat by an increase in non-interest expenses related to the merger. Salaries expense totaled approximately $3,187 and $7,724 for the three and nine months ended September 30, 2015 compared to approximately $2,495 and $6,828 for the same periods in 2014, an increase of approximately $692 and $895 between the respective periods, most of which is attributed to the addition of Cornerstone personnel. Expenses related to the merger totaled approximately $748 and $1,003 for the three and nine months ended September 30, 2015, respectively. These expenses were related to various professional fees for legal, accounting and other consultants. These and other factors that contributed to SmartFinancial’s earnings results for the periods indicated are discussed in more detail below.

As of June 30, 2015, Cornerstone, including its wholly-owned subsidiary Cornerstone Community Bank, had total assets of approximately $436 million, total loans of approximately $310 million and total deposits of approximately $332 million.

As a result of the merger, SmartFinancial:

•	grew consolidated total assets from approximately $570 million to $1,007 million as of September 30, 2015, after giving effect to purchase accounting;
•	increased total loans from approximately $397 million to $710 million as of September 30 2015;
•	increased total deposits from approximately $504 million to $847 million as of September 30, 2015; and
•	expanded its employee base from 116 full time equivalent employees to 222 full time equivalent employees as of September 30, 2015.

Review of Financial Performance

As of September 30, 2015, SmartFinancial had total consolidated assets of approximately $1,007 million, total loans of approximately $710 million, total securities of approximately $152 million, total deposits of approximately $847 million and stockholders’ equity of approximately $98 million. Net loss for the three month period ended September 30, 2015 totaled approximately $77 thousand and net income for the nine month period ended September 30, 2015 totaled approximately $328 thousand.

Results of Operations

Net loss for the three months ended September 30, 2015 was approximately $77 thousand or ($0.03) basic earnings (loss) per common share, compared to a net income of approximately $705 thousand or $0.22 basic earnings per common share for the same period in 2014. Net income for the nine months ended September 30, 2015 was approximately $328 thousand or $0.07 basic earnings per common share, compared to a net income of approximately $1,476 thousand or $0.45 basic earnings per common share for the same period in 2014.

The following table presents our results for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 (amounts in thousands).

			2015-2014				2015-2014
	Three months		Percent	Dollar	Nine months		Percent	Dollar
	ended September 30,		Increase	Amount	ended September 30,		Increase	Amount
	2015	2014	(Decrease)	Change	2015	2014	(Decrease)	Change
Interest income	$7,154	$5,444	31.41%	$1,710	$17,186	$15,487	10.96%	$1,699
Interest expense	727	526	38.21%	201	1,737	1,526	13.83%	211
Net interest income before provision for loan loss	6,427	4,918	30.68%	1,509	15,450	13,961	10.67%	1,489

Provision(credit) for loan loss	32	(144)	(122.22)%	176	356	299	19.06%	57
Net interest income after provision for loan loss	6,394	5,062	26.31%	1,332	15,094	13,662	10.47%	1,432

Total noninterest income	174	389	(55.27)%	(215)	1,088	904	20.35%	184
Total noninterest expense	6,493	4,305	50.82%	2,188	15,114	12,170	24.19%	2,944

Income before income taxes	75	1,146	(93.46)%	(1,071)	1,068	2,396	(55.43)%	(1,328)

Provision for income taxes	152	441	(65.53)%	(289)	740	920	(19.57)%	(180)

Net income (loss)	$(77)	$705	(110.92)%	$(782)	$328	$1,476	(77.78)%	$(1,148)

Net Interest Income-Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities. Net interest income is also the most significant component of our earnings. For the three months ended September 30, 2015, net interest income before provision for loan loss increased approximately $1.5 million or 30.68 percent over the same period of 2014. For the nine months ended September 30, 2015, net interest income before provision for loan loss increased approximately $1.5 million or 10.67 percent.

The interest rate spread on a tax equivalent basis (which is the difference between the average yield on earning assets and the average rate paid on interest-bearing liabilities) was 3.94 percent compared to 4.16 percent for the three month periods ended September 30, 2015 and 2014, respectively. The interest rate spread on a tax equivalent basis was 3.86 percent compared to 4.10 percent for the nine month periods ended September 30, 2015 and 2014, respectively.

The net interest margin on a tax equivalent basis was 4.02 percent and 4.22 percent for the three month periods ended September 30, 2015 and 2014, respectively. The net interest margin on a tax equivalent basis was 3.92 percent and 4.17 percent for the nine month periods ended September 30, 2015 and 2014, respectively.

Significant items related to the changes in net interest income, net interest yields and rates, and net interest margin are presented below:

•	For the nine month period ended September 30, 2015, the Banks’ net interest income has been positively impacted by an increase in loan interest income earned by both Banks while interest expense remains level. During the nine month period ending September 30, 2015, net interest income increased approximately $1.5 million due primarily to loan growth during the period, which increased 9.49% at SmartBank. Only one month of loan averages and loan income from Cornerstone Community Bank are included in the margin analysis for quarter to date and year to date September 30, 2015 and did not make a material difference in the numbers.

•	Loan portfolio yield decreased to 5.12 percent for the nine months ended September 30, 2015 compared to 5.56 percent for the nine months ended September 30, 2014. Management believes loan yields will continue to see downward pressure during last quarter of 2015 as customers continue to refinance existing loans and due to general market conditions. SmartFinancial will attempt to continue to increase its outstanding loan balances during 2015 to offset the possible yield reduction.

•	For the three month period ended September 30, 2015, the investment portfolio yield decreased to 1.67 percent compared to 1.83 percent for the same time period in 2014. The average balance increased from approximately $94 million as of September 30, 2014 to approximately $107 million as of September 30, 2015. The reduction in yield is attributable to the general market conditions of historically low interest rates that requires the Banks to reinvest at lower rates in order to avoid excess interest rate risk exposure. The Banks currently hold over $60 million floating rate securities and believes we are properly positioned if the interest rates were subject to increases by the Federal Reserve or the general market.

•	Net interest margin decreased from 4.17 percent for the nine months ended September 30, 2014 compared to 3.92 percent for the nine months ended September 30, 2015. Management believes opportunities exist for the net interest margin to remain close to the September 30, 2015 percentage for the remainder of the year. However, local market pressure on loans and deposit relationships continue to present significant challenges in this area.

Provision for Loan Losses-The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the inherent losses on outstanding loans. There was approximately $32 thousand in provision for loan losses recorded in the three months ended September 30, 2015 due to increases in outstanding loan balances. For the nine months ended September 30, 2015, the Banks recorded approximately $356 thousand of provision compared to approximately $299 for the same period in 2014.

Noninterest Income-Items reported as noninterest income include service charges on checking accounts, insufficient funds charges, automated clearing house (“ACH”) processing fees and the Banks’ secondary mortgage department earnings. Increases in income derived from service charges and ACH fees are primarily a function of the Banks’ growth while fees from the origination of mortgage loans will often reflect market conditions and fluctuate from period to period.

The following table presents the components of noninterest income for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

			2015-2014			2015-2014
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Service charges on deposit accounts	$237	$138	71.74%	$516	$366	40.98%
Net gains (losses) on sale of securities	-	-	-	52	(4)	-1,400.00%
Net gains on sale of loans and other assets	66	47	40.43%	162	108	50.00%
Net losses from foreclosed assets	(446)	(51)	774.51%	(426)	(285)	49.47%
Other noninterest income	317	255	24.31%	784	719	9.04%
Total noninterest income	$174	$389	(55.27)%	$1,088	$904	20.35%

The most significant reason for the increases in noninterest income during the three and nine months ended September 30, 2015 and 2014 relate to the merger between legacy SmartFinancial and Cornerstone that was effective August 31, 2015. However, following is a description of certain components of noninterest income and other reasons for fluctuations.

•	Gains on securities during the first nine months of 2015 were approximately $52 thousand compared to a loss of approximately $4 thousand in 2014 during the same period.

•	Net losses from foreclosed assets were approximately $446 thousand for the three months ended September 30, 2015 compared to approximately $51 thousand during the same period the prior year in an effort to accelerate the liquidation timeframe and to reduce non-performing assets.

Noninterest Expense-Items reported as noninterest expense include salaries and associated benefits, occupancy and equipment expense, net foreclosed assets expense, depository insurance and other operating expense.

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands).

			2015-2014			2015-2014
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
Salaries and employee benefits	$3,187	$2,495	27.74%	$7,723	$6,828	13.11%
Occupancy and equipment expense	688	518	32.82%	1,769	1,592	11.12%
Foreclosed assets expense, net	91	50	82.00%	180	126	42.86%
FDIC depository insurance	176	119	47.90%	420	354	18.64%
Other operating expense	2,351	1,123	109.35%	5,022	3,270	53.58%
Total noninterest expense	$6,493	$4,305	50.82%	$15,114	$12,170	24.19%

The most significant reason for the increases in noninterest expense during the three and nine months ended September 30, 2015 and 2014 relate to the merger between legacy SmartFinancial and Cornerstone that was effective August 31, 2015.

•	Increases in salaries and benefit expense for the three months and nine months periods were soley due to the merger.

•	Occupancy and equipment expense increased primarily due to the merger. Other components of the increase related to the purchase of the Pensacola branch and higher maintenance and repair expenses at some facilities.

•	Our FDIC expense is based on our outstanding assets for the period multiplied by a factor determined by the FDIC, mainly driven by our most recent regulatory rating and certain financial performance factors. Our FDIC expense increased for the three and nine months ended September 30, 2015, compared to the same periods in 2014 primarily due to the merger. The remainder of the increase relates to our increase in average assets which is the base for determining our premium rate factor.

•	Other operating expense increased primarily due to merger related expenses of $748 thousand and $1,003 thousand for the three and nine months ended September 30, 2015, respectively.

Financial Condition

Overview- Consolidated assets totaled approximately $1,007 million at September 30, 2015 and $534 million as of December 31, 2014. The increase in assets from December 31, 2014 to September 30, 2015 was primarily due to the merger effective August 31, 2015. The increase in cash and cash equivalents was approximately $43.2 million, securities was approximately $53.3 million, and loans, net of allowance, was approximately $347.1 million. As a result of the merger, goodwill and core deposit intangibles increased approximately $4.2 million and $2.8 million, respectively.

Liabilities as of September 30, 2015 and December 31, 2014 totaled approximately $909 million and $478 million, respectively. The increase in liabilities from December 31, 2014 to September 30, 2015 was primarily due to the merger effective August 31, 2015. The increase in deposits was approximately $392.1 million and the increase in Federal Home Loan Bank advances and other borrowings was approximately $39.3 million.

Stockholders’ equity as of September 30, 2015 and December 31, 2014 totaled approximately $98 million and $56 million, respectively. The increase in equity from December 31, 2014 to September 30, 2015 was primarily due to the merger effective August 31, 2015.

Securities- The primary purposes of the investment portfolio is to provide earnings and liquidity, satisfy pledging requirements, collateralize the repurchase accounts and secure FHLB borrowings. The investment portfolio, primarily consisting of government sponsored-enterprise securities, collateralized mortgage obligations, mortgage backed securities and municipal securities, amounted to approximately $152.2 million as of September 30, 2015 compared to approximately $98.9 million as of December 31, 2014. The primary reason for the increase in securities from December 31, 2014 to September 30, 2015 was due to the merger effective August 31, 2015.

Loans-The composition of loans at September 30, 2015 and at December 31, 2014 and the percentage of each classification to total loans are summarized in the following table (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage
Owner-occupied	$153,496	21.61%	$69,224	19.05%
All other	212,111	29.86%	124,227	34.18%
Consumer real estate-mortgage	162,090	22.82%	81,414	22.40%
Construction and land development	97,050	13.66%	52,505	14.45%
Commercial and industrial	81,107	11.42%	33,719	9.28%
Consumer and other	4,585	0.65%	2,314	0.64%
Total loans	710,439	100.00%	363,403	100.0%
Less: Allowance for loan losses	(3,828)		(3,880)

Loans, net	$706,611		$359,523

The table below provides a summary of PCI loans as of September 30, 2015:

Commercial real estate	$21,667
Consumer real estate-mortgage	13,408
Construction and land development	2,728
Commercial and industrial	4,084
Consumer and other	-
Total loans	$41,887
Less: Allowance for loan losses	-

Loans, net	$41,887

•	Gross loans increased from approximately $363.4 million as of December 31, 2014 to approximately $710.4 million as of September 30, 2015 or 95.5 percent. The increase in loans from December 31, 2014 to September 30, 2015 was primarily due to the merger effective August 31, 2015. In addition, organic loan growth for the first nine months of 2015 was approximately $34.0 million. Management anticipates continued loan growth for the remainder of 2015.

Allowance for Loan Losses-The allowance for loan losses represents SmartFinancial’s assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio quarterly to determine the adequacy of the allowance for loan losses and the appropriate provisions required to maintain a level considered adequate to absorb anticipated loan losses. The Banks use a risk based approach to calculate the appropriate loan loss allowance in accordance with guidance issued by the Federal Financial Institutions Examination Council. Although the Banks perform prudent credit underwriting, no assurances can be given that adverse economic circumstances will not result in increased losses in the loan portfolio and require greater provisions for possible loan losses in the future.

•	During the nine months ended September 30, 2015, the Banks recorded approximately $356 thousand in provision expense to the loan loss allowance. Loan charge-offs decreased from approximately $1,447 thousand for the nine month period ended September 30, 2014 to approximately $476 thousand for the nine month period ended September 30, 2015 or approximately 67.1 percent. The decrease in loan charge-offs is attributed to the decrease in problem loans. SmartFinancial utilizes a ten quarter look-back time frame for its historic loan loss analysis for loan charge-offs and recoveries. Management believes its allowance methodology is consistent with generally accepted accounting principles and interagency policy statements published by the Banks’ regulatory agencies. However, additional provision to the loan loss allowance may be needed in future quarters as the Banks work their problem assets through the collection cycle and as the loan portfolio continues to grow.

The following is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2015 and for the year ended December 31, 2014 and the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	September 30,	December 31,
	2015	2014
Balance, beginning of period	$3,880	$4,136
Loans charged-off	476	813
Recoveries of loans previously charged-off	68	125
Provision for loan losses	356	432
Balance, end of period	$3,828	$3,880

Total loans	$710,439	$363,403

Ratio of allowance for loan losses to loans outstanding at the end of the period	0.54%	1.07%

Ratio of net charge-offs for the period to total loans outstanding at the end of the period	0.06%	0.19%

Non-Performing Assets-The specific economic and credit risks associated with the loan portfolio include, but are not limited to, a general downturn in the economy which could affect employment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and violation of laws and regulations.

The Banks attempt to reduce these economic and credit risks by adherence to a lending policy approved by the board of directors. The lending policy establishes loan to value limits, collateral perfection, credit underwriting criteria and other acceptable lending standards. The Banks classify loans that are ninety (90) days past due and still accruing interest, renegotiated loans, nonaccrual loans, foreclosures and repossessed property as non-performing assets. At the time the loan is categorized as nonaccrual the interest previously accrued but not collected may be reversed and charged against current earnings.

•	As of September 30, 2015, the Banks had approximately $11.8 million in non-performing assets. Non-performing assets increased during the quarter primarily as a result of the merger, which was effective August 31, 2015. The increase was comprised of foreclosed assets, which is the majority balances. Management anticipates the balance of foreclosed and non-performing assets overall will continue to decline.

The following table summarizes SmartFinancial’s non-performing assets at each quarter end from December 31, 2014 to September 30, 2015 (amounts in thousands):

	September 30,	June 30,	March 31,	December 31,
	2015	2015	2015	2014
Nonaccrual loans	$1,715	$4,067	$4,156	$5,067
90 days past due and still
accruing	411	-	-	-
Foreclosed assets	9,647	3,728	4,170	4,983
Total non-performing assets	$11,773	$7,795	$8,326	$10,005

30-89 days past due loans	$362	$60	$57	$12

Total loans outstanding	$710,439	$390,494	$371,454	$363,403

Allowance for loan losses	$3,828	$3,833	$3,914	$3,880

Ratio of non-performing loans to total loans outstanding at the end of the period	0.30%	1.04%	1.12%	1.39%

Ratio of total allowance for loan losses to nonaccrual loans at the end of the period	223.21%	94.25%	94.18%	76.57%

•	Total non-performing asset balances increased during the third quarter of 2015 compared to the last three quarters as a result of the merger, which was effective August 31, 2015. The nonaccrual loans have decreased from approximately $5.1 million as of December 31, 2014 to approximately $1.7 million as of September 30, 2015 or approximately 66.15 percent. Management has attempted to proactively resolve loans that have been classified as nonaccrual when possible. Management anticipates that nonaccrual balances will start to decline even further as the Banks continue to see a decline in the rate of loans being downgraded and management continues to proactively address these loans.

•	Foreclosed assets increased from approximately $4.9 million as of December 31, 2014 to approximately $9.6 million as of September 30, 2015 or approximately 93.60 percent. Foreclosed assets increased during the quarter ended September 30, 2015 primarily as a result of the merger, which was effective August 31, 2015.

Deposits and Borrowings-The Banks’ deposits consist of non-interest bearing demand deposits, interest- bearing demand accounts, savings and money market accounts, and time deposits. The Banks have agreements with some customers to sell certain of its securities under agreements to repurchase the securities the following day. The Banks have also obtained advances from the FHLB and a line of credit with a correspondent bank.

Capital Resources-At September 30, 2015 and December 31, 2014, SmartFinancial’s stockholders’ equity amounted to approximately $98.4 million and $55.9 million, respectively.

The following is a summary of the Company’s and the Banks’ capital ratios as of September 30, 2015:

	SmartFinancial	Cornerstone	SmartBank
Common equity tier I capital ratio	10.16%	10.69%	12.91%
Tier 1 leverage ratio	9.40%	8.61%	10.13%
Tier 1 risk-based capital ratio	11.66%	10.69%	12.91%
Total risk-based capital ratio	12.14%	10.70%	13.79%

Market and Liquidity Risk Management

Interest Rate Sensitivity

The Asset Liability Management Committee (“ALCO”) for each bank is responsible for making decisions regarding liquidity and funding solutions based upon approved liquidity, loan, capital and investment policies. The ALCO must consider interest rate sensitivity and liquidity risk management when rendering a decision on funding solutions and loan pricing. To assist in this process the Banks have contracted with an independent third party to prepare quarterly reports that summarize several key asset-liability measurements. In addition, the third party will provide recommendations to the Banks’ ALCO regarding future balance sheet structure, earnings and liquidity strategies. The following is a brief discussion of the primary tools used by the ALCO to perform its responsibilities:

Earnings at Risk Model

The Banks use an earnings at risk model to analyze interest rate risk. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations.

Economic Value of Equity

The economic value of equity model measures the extent that estimated economic values of assets and liabilities will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets and liabilities, which establishes a base case economic value of equity.

Liquidity Analysis

The Banks use a liquidity analysis model to examine the current liquidity position and analyze the potential sources of coverage in the event of a liquidity crisis. The following is a brief description of the key measurements contained in the analysis:

Regular Liquidity Position-This is a measurement used to capture the ability of an institution to cover its current debt obligations.

Basic Surplus-The basic surplus ratio is used to determine the number of times non-obligated assets could be used to meet immediate liquidity needs.

Dependency Ratio-The dependency ratio determines the reliance on short-term liabilities.

Leverage Analysis

The leverage analysis examines the potential of the institution to absorb additional debt. The key measurements included in this analysis are the Banks’ tier 1 capital, leverage and total capital ratios.

Balance Sheet Analytics

Balance sheet analytics involve an in depth examination of the balance sheet structure, including diversification of structure and most recent pricing practices. This review uses trend analysis to compare previous balance sheet positions. The analysis enables the ALCO to review significant changes in the Banks’ loan and security portfolios as well as deposit composition.

Liquidity Risk Management

Liquidity is measured by the Banks’ ability to raise cash at a reasonable cost or with a minimum of loss. These funds are used primarily to fund loans and satisfy deposit withdrawals. Several factors must be considered by management when attempting to minimize liquidity risk. Examples include changes in interest rates, competition, loan demand, and general economic conditions. Minimizing liquidity risk is a responsibility of the ALCO and is reviewed by the Banks’ regulatory agencies on a regular basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to SmartFinancial (including its consolidated subsidiaries) required to be included in SmartFinancial’s periodic filings under the Exchange Act.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are various claims and lawsuits in which SmartFinancial is periodically involved incidental to the Banks’ business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 1A. Risk Factors

SmartFinancial, as a smaller reporting company, is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

As previously disclosed on a Current Report on Form 8-K filed on August 20, 2015, in connection with the merger with legacy SmartFinancial, we conducted a private offering of our common stock at a purchase price of $15.00 per share (such purchase price being adjusted to reflect the one-for-four reverse split of our common stock effectuated on August 31, 2015). The offering was conducted in multiple tranches, with the first tranche closing on August 28, 2015, and a second closing occurring on September 30, 2015. The first tranche of 600,000 shares was issued on August 28, 2015. A second tranche of 363,166.5 shares was issued on September 30, 2015. The gross proceeds from the offering will total $15 million. The shares were offered to accredited investors in accordance with exemptions from registration under Regulation D and Regulation S of the Securities Act of 1933, as amended.

On September 30, 2015, we issued an aggregate of 6,659 shares of common stock to the directors of our wholly owned subsidiary, Cornerstone Community Bank, as compensation for their services as members of the board of the bank. The shares were issued pursuant to the exemption from registration provided by Rule 506(b) promulgated under the Securities Act of 1933, as amended, The Company made this determination as each of the persons who received shares was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

Issuer Purchases of Equity Securities

On August 31, 2015, we redeemed all 600,000 shares of our Series A Convertible Preferred Stock at a redemption price of $26.042 per share. The total redemption price was $15,625,200.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 – Sarbanes-Oxley Act of 2002
101	Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartFinancial, Inc.

Date:	November 16, 2015	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	November 16, 2015	/s/ Christopher Bryan Johnson
Christopher Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

