Form 10-K
period 2015-12-31
SMARTFINANCIAL INC.
filed 2016-03-30
CIK 1038773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission File Number: 001-37391

Smartfinancial, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5401 Kingston Pike, Suite 600 Knoxville, Tennessee	37919
(Address of principal executive offices)	(Zip Code)
(865) 437-5700
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

Yes  ☐  No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $20.1 million. As of March 1, 2016, there were 5,806,477 shares outstanding of the registrant’s common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2016, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

SmartFinancial, Inc. (“SmartFinancial”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. SmartFinancial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of this Annual Report on Form 10-K, as well as the following:  (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) economic conditions in the local markets where we operate, (vi) our ability to successfully integrate the operations of Cornerstone Community Bank with SmartBank, (vii) the impact of our Series B Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (viii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (ix) the impact of recently enacted legislation on our business, (x) the relatively greater credit risk of residential construction and land development loans in our loan portfolio, (xi) adverse impact on operations and financial condition of changes in interest rates, (xii) the impact of recently enacted legislation on our business, (xiii) the impact of federal and state regulations on our operations and financial performance, (xiv) our ability to retain the services of key personnel, (xv) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xvi) our ability to adapt to technological changes. Many of such factors are beyond SmartFinancial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. SmartFinancial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to SmartFinancial.

PART I

ITEM 1. BUSINESS

OVERVIEW

SmartFinancial (formerly “Cornerstone Bancshares, Inc.”) was incorporated on September 19, 1983, under the laws of the State of Tennessee. SmartFinancial is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. On August 31, 2015, Cornerstone Bancshares, Inc. merged with SmartFinancial, Inc. (“Legacy SmartFinancial”), with Cornerstone Bancshares, Inc. surviving the merger and changing its name to “SmartFinancial, Inc.” Following the merger, the company operated two wholly-owned subsidiaries: SmartBank and Cornerstone Community Bank, both Tennessee banking corporations (the “Banks”). On February 26, 2016, the company merged Cornerstone Community Bank with and into SmartBank, with SmartBank surviving the merger. As of the date of this annual report, SmartBank is our only subsidiary bank.

SmartFinancial

The primary activity of SmartFinancial currently is, and is expected to remain for the foreseeable future, the ownership and operation of SmartBank. As a bank holding company, SmartFinancial intends to facilitate SmartBank’s ability to serve its customers’ requirements for financial services. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws.

The Merger

On August 31, 2015, we completed our merger with Legacy SmartFinancial valued at approximately $28.4 million. Legacy SmartFinancial was merged with and into Cornerstone Bancshares, with Cornerstone Bancshares continuing on as the surviving corporation, changing its name to SmartFinancial, Inc. and relocating the headquarters to Knoxville, Tennessee. The merger was treated as a reverse merger for accounting purposes. Following the merger, SmartBank and Cornerstone Community Bank continued to operate separately until February 26, 2016, when the two banks were merged together. In connection with the merger, Cornerstone Bancshares Inc. sold $15 million of common stock at $3.75 per share in a stock offering to accredited investors, and used the proceeds to redeem the company’s Series A Cumulative Preferred Stock. As part of the merger, Cornerstone effected a 1-for-4 reverse stock split after which the Legacy SmartFinancial shareholders were issued 1.05 shares of Cornerstone common stock for each share of Legacy SmartFinancial common stock owned. All of Cornerstone’s outstanding stock options vested upon consummation of the merger. The merger gave us a material market presence in the Chattanooga, Tennessee-Georgia MSA and surrounding counties. As part of the merger agreement SmartFinancial listed its common stock on the NASDAQ exchange under the symbol “SMBK.”

SBLF Preferred Stock

On August 31, 2015, and in connection with the merger, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Legacy SmartFinancial, pursuant to which Legacy SmartFinancial assigned to the Company, and the Company assumed, all of Legacy SmartFinancial’s rights, responsibilities, and obligations under that certain Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of August 4, 2011, by and between The United States Secretary of the Treasury (“Treasury”) and Legacy SmartFinancial. The Securities Purchase Agreement was entered into by Legacy SmartFinancial in connection with its participation in Treasury’s Small Business Lending Fund Program.

Under the terms of the Securities Purchase Agreement, Legacy SmartFinancial sold 12,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Legacy SmartFinancial SBLF Stock”), to Treasury for a purchase price of $12 million. Each share of Legacy SmartFinancial SBLF Stock was converted into one share of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (the “SBLF Preferred Stock”).

SmartBank

SmartBank is a Tennessee-chartered commercial bank established in 2007 which has its principal executive offices in Pigeon Forge, Tennessee. The principal business of the bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, consumer loans and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the bank primarily in obligations of the U.S. Government, U.S. Government agencies, and various states and their political subdivisions. In addition to deposits, sources of funds for the bank’s loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.

At December 31, 2015, SmartBank had seven full-service banking offices located in East Tennessee and the Florida Panhandle, and one loan production office and one mortgage loan production office located in Panama City, Florida.

Cornerstone Community Bank

The Cornerstone Community Bank was a Tennessee-chartered commercial bank established in 1985 which had its principal executive offices in Chattanooga, Tennessee. On February 26, 2016, Cornerstone Community Bank merged with and into SmartBank, with SmartBank surviving the merger. Prior to the merger, the principal business of Cornerstone Community Bank consisted of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, consumer loans and residential and commercial construction loans. Funds not invested in the loan portfolio were invested by the bank primarily in obligations of the U.S. Government, U.S. Government agencies, and various states and their political subdivisions. In addition to deposits, sources of funds for the bank’s loans and other investments included amortization and prepayment of loans, sales of loans or participations in loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the bank were interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the bank were interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.

At December 31, 2015, the bank had five full-service banking offices located in Chattanooga MSA and one loan production office located in Dalton, Georgia.

Employees

As of December 31, 2015, SmartFinancial had 225 full-time equivalent employees. SmartBank had 121 full-time equivalent employees and Cornerstone Community Bank had 104 full-time equivalent employees. The employees are not represented by a collective bargaining unit. SmartFinancial believes that its relationship with its employees is good.

Merger and Acquisition Strategy

Our strategic plan involves growing a high performing community bank through organic loan and deposit growth as well as disciplined merger and acquisition activity. We are continually evaluating business combination opportunities and may conduct due diligence activities in connection with these opportunities. As a result, business combination discussions and, in some cases, negotiations, may take place, and transactions involving cash, debt or equity securities could be expected. Any future business combinations or series of business combinations that we might undertake may be material in terms of assets acquired, liabilities assumed, or equity issued.

Competition

The three Tennessee markets in which we currently operate are very competitive. The Knoxville MSA banking market consists of 51 financial institutions with over $15.1 billion in deposits in the market as of June 30, 2015 up from $14.7 billion at June 30, 2014.  As of June 30, 2015, approximately 48.5% of this deposit base was controlled by three large, multi-state banks headquartered outside of Knoxville, consisting of the following: First Horizon, SunTrust, and Regions Financial.   At June 30, 2015, SmartBank had approximately 0.34% of the deposit market share in the Knoxville MSA.

The Chattanooga MSA banking market consists of 28 financial institutions with over $9.0 billion in deposits in the market as of June 30, 2015 up from $8.5 billion at June 30, 2014.  As of June 30, 2015, approximately 56.6% of this deposit base was controlled by three large, multi-state banks headquartered outside of Chattanooga, consisting of the following: First Horizon, SunTrust, and Regions Financial.  At June 30, 2015, SmartBank had approximately 3.68% of the deposit market share in the Chattanooga MSA.

The Sevier County banking market is comprised of 10 financial institutions with over $2.1 billion in deposits in the market as of June 30, 2015 up from $2.0 billion at June 30, 2014.  As of June 30, 2015, approximately 79.9% of this deposit base was controlled by four local community banks all but one of which are headquartered in the county. At June 30, 2015, SmartBank had approximately 17.47% of the deposit market share in Sevier County.

The two Florida markets in which we currently operate branches are very competitive. The Pensacola MSA banking market consists of 20 financial institutions with over $5.1 billion in deposits in the market as of June 30, 2015 up from $4.7 billion at June 30, 2014.  As of June 30, 2015, approximately 66.0% of this deposit base was controlled by five large, multi-state banks headquartered outside of Pensacola, consisting of the following: Regions, Bank of America, Wells Fargo, Synovus Bank and Whitney Bank.

The Okaloosa County (Destin) banking market is comprised of 22 financial institutions with over $3.6 billion in deposits in the market as of June 30, 2015 up from $3.4 billion at June 30, 2014.  As of June 30, 2015, there was no concentrations of deposits with the largest bank controlling only 14.8% of the market’s deposits. The top four institution were a mix of large regional banks and local community banks both headquartered in the county. At June 30, 2015, SmartBank had approximately 1.55% of the deposit market share in Okaloosa County.

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

Supervision and Regulation

SmartFinancial and SmartBank are subject to state and federal banking laws and regulations that impose specific requirements and restrictions and provide for general regulatory oversight over virtually all aspects of our operations. These laws and regulations generally are intended to protect depositors, not shareholders. The following discussion is only a general summary of some of the more significant statutory and regulatory provisions. This summary is qualified by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on our business and prospects.

General

SmartFinancial is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Act”), and is registered with and regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). SmartFinancial is required to file with the Federal Reserve Board annual reports and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of SmartFinancial and its subsidiary.

SmartBank is a Tennessee-chartered commercial bank and is subject to the supervision and regulation of the Tennessee Department of Financial Institutions (the “TDFI”). In addition, the Bank’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”). SmartBank is also a member of the Federal Reserve System.

FDIC Insurance of Deposit Accounts

The FDIC insures the deposit accounts of the SmartBank up to the maximum amount provided by law. The general insurance limit is $250,000. The Dodd-Frank Act, which is discussed in more detail below, provided for temporary, unlimited deposit insurance for all non-interest bearing transaction accounts through December 31, 2012. Beginning January 1, 2013, noninterest-bearing transaction accounts are no longer insured separately from depositors’ other accounts at the same bank.

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

State of Tennessee Supervision and Regulation

As a commercial bank chartered and regulated by the TDFI, SmartBank is subject to various state laws and regulations which limit the amount that can be loaned to a single borrower and the borrower’s related interests, the types of permissible investments, and geographic and new product expansion, among other things. SmartBank must submit an application to, and receive the approval of, the TDFI before opening a new branch office or merging with another financial institution. The Commissioner of the TDFI has the authority to enforce state laws and regulations by ordering a director, officer or employee of SmartBank to cease and desist from violating a law or regulation or from engaging in unsafe or unsound banking practices.

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the type of investments which may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. SmartBank’s deposits are insured under the Federal Deposit Insurance Act.

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

Federal Supervision and Regulation

SmartFinancial is regularly examined by the Federal Reserve Board, and the bank is supervised and examined by the FDIC. SmartFinancial is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and the business operations of the bank. Approval of the Federal Reserve Board is required before SmartFinancial may acquire, directly or indirectly, ownership or control of the voting shares of any bank, if, after such acquisition, SmartFinancial would own or control, directly or indirectly, more than 5% of the voting stock of the bank. In addition, pursuant to the provisions of the Act and the regulations promulgated thereunder, SmartFinancial may only engage in, or own or control companies that engage in, activities deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

SmartBank and SmartFinancial are “affiliated” within the meaning of the Act. Certain provisions of the Act establish standards for the terms of, limit the amount of, and establish collateral requirements with respect to, any loans or extensions of credit to, and investments in, affiliates by SmartBank, as well as set arms-length criteria for such transactions and for certain other transactions (including payment by the bank for services under any contract) between SmartBank and its affiliates. In addition, related provisions of the Act and the regulations promulgated under the Act limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors, and principal shareholders of SmartBank, SmartFinancial and any other subsidiary of SmartFinancial, and to related interests of such persons.

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

The FDIC may impose sanctions on any insured bank that does not operate in accordance with FDIC regulations, policies and directives. Proceedings may be instituted against any insured bank or any director, officer or employee of the bank that is believed by the FDIC to be engaged in unsafe or unsound practices, including violation of applicable laws and regulations. The FDIC is also empowered to assess civil penalties against companies or individuals who violate certain federal statutes, orders or regulations. In addition, the FDIC has the authority to terminate insurance of accounts, after notice and hearing, upon a finding by the FDIC that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, or is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule or order of, or condition imposed by, the FDIC. Neither SmartFinancial nor SmartBank knows of any past or current practice, condition or violation that might lead to termination of its deposit insurance.

Specific Legislation Affecting SmartFinancial and SmartBank

The following information summarizes certain statutory and regulatory provisions affecting SmartFinancial and SmartBank and is qualified in its entirety by reference to such statutory and regulatory provisions.

FIRREA and FDICIA

Far-reaching legislation, including the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) have for years impacted the business of banking. FIRREA primarily affected the regulation of savings institutions rather than the regulation of commercial banks and bank holding companies like SmartBank and SmartFinancial, but did include provisions affecting deposit insurance premiums, acquisitions of thrifts by banks and bank holding companies, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures and substantially increased penalties for violations of banking statutes, regulations and orders.

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

U.S. Banking agencies have recently adopted revisions to their risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (Basel III). The proposed rules establish tougher capital standards through more restrictive capital definitions, higher risk-weighted assets, additional capital buffers, and higher requirements for minimum capital ratios. These reforms could have a material negative impact on the profitability and returns on equity of U.S. banks, including the bank. Additional information about the higher capital standards is presented in Note 13 to the “Notes to the Consolidated Financial Statements.”

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

Gramm-Leach-Bliley Act

The activities permissible to SmartFinancial and SmartBank were substantially expanded by the Gramm-Leach-Bliley Act of 1999 (the “Gramm Act”). The Gramm Act repealed the anti-affiliation provisions of the Glass-Steagall Act to permit the common ownership of commercial banks, investment banks and insurance companies. The Gramm Act amended the Act to permit a financial holding company to engage in any activity and acquire and retain any company that the Federal Reserve Board determines to be (i) financial in nature or incidental to such financial activity, or (ii) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm Act also modified existing law relating to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including SmartBank and SmartFinancial, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The impact of the Dodd-Frank Act on the financial services industry will be broad, with enhanced regulatory oversight and compliance, including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. In addition, the Dodd-Frank Act established a new framework for systemic risk and oversight in the industry which has resulted and will continue to result in sweeping changes in the regulation of financial institutions aimed at strengthening safety and soundness for the financial services sector. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•	Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•	Federal Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits and provided unlimited federal deposit insurance on non-interest bearing transaction accounts at all insured depository institutions until December 31, 2012. The Dodd-Frank Act also changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminated the ceiling on the size of the DIF and increased the floor on the size of the DIF.

•	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Bureau, responsible for implementing, examining and, for large financial institutions (i.e., those with more than $10 billion in assets), enforcing compliance with federal consumer financial laws. The Bureau will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. On July 21, 2011, the Dodd-Frank Act transferred the responsibility for implementation of a wide variety of existing consumer protection rules and regulations to the Bureau. In addition, the Dodd-Frank Act tasks the Bureau with implementation of many new consumer protection initiatives required by that law. While the exact impact of these future changes is unknown, SmartBank expects that it will incur additional expense related to the implementation of those rules. Another provision of the Dodd-Frank Act, commonly known as the Durbin Amendment, became effective October 1, 2011. The Durbin Amendment limits interchange fees payable on debit card transactions for financial institutions with more than $10 billion in assets. While the Durbin Amendment does not directly apply to SmartBank, competitive market forces related to the reduction mandated by the Durbin Amendment may result in a decrease in revenue from interchange fees for smaller financial institutions.

•	Interest on Demand Deposit Accounts. The Dodd-Frank Act repeals the prohibition on the payment of interest on demand deposit accounts effective one year after the date of enactment, thereby permitting depository institutions to pay interest on business checking and other accounts.

•	Mortgage Reform. The Dodd-Frank Act provides for mortgage reform addressing a customer’s ability to repay, restricts variable-rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and makes more loans subject to requirement for higher-cost loans, new disclosures and certain other restrictions.

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

Bank Secrecy Act and USA PATRIOT Act

The Currency and Foreign Transactions Reporting Act of 1970, better known as the Bank Secrecy Act (“BSA”) requires all United States financial institutions to assist United States government agencies to detect and prevent money laundering. Specifically, BSA requires financial institutions to keep records of cash purchases of negotiable instruments, file reports of cash transactions exceeding a daily aggregate amount of $10,000, and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposed new compliance and due diligence obligations, defined new crimes and penalties, compelled the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarified the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as SmartBank. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department may issue additional regulations which will further clarify the USA PATRIOT Act’s requirements.

Under the USA PATRIOT Act all “financial institutions,” as defined, must establish anti-money laundering compliance and due diligence programs. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee and director training programs, and an independent audit function to review and test the program.

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act (the “JOBS Act”) increased the threshold under which a bank or bank holding company may terminate registration of a security under the Securities Exchange Act of 1934, as amended, to 1,200 shareholders of record from 300. The JOBS Act also raised the threshold requiring companies to register to 2,000 shareholders from 500. Since the JOBS Act was signed, numerous banks or bank holding companies have filed to deregister their common stock.

Ability to Repay and Qualified Mortgage Rule

Pursuant to the Dodd Frank Act, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule on January 10, 2013, which became effective January 10, 2014, amending Regulation Z as implemented by the Truth in Lending Act (“TILA”), requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision:

•	current or reasonably expected income or assets;
•	current employment status;
•	the monthly payment on the covered transaction;
•	the monthly payment on any simultaneous loan;
•	the monthly payment for mortgage-related obligations;
•	current debt obligations, alimony, and child support;
•	the monthly debt-to-income ratio or residual income; and
•	credit history.

Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result generally protect lenders from fines or litigation in the event of foreclosure. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The final rule, as issued, is not expected to have a material impact on our lending activities or our results of operations or financial condition.

TILA/RESPA Integrated Disclosures

On October 3, 2015, the CFPB implemented a final rule combining the mortgage disclosures consumers previously received under TILA and the Real Estate Settlement Procedures Act (“RESPA”).  For more than 30 years, the TILA and RESPA mortgage disclosures had been administered separately by, respectively, the Federal Reserve Board and the U.S. Department of Housing and Urban Development.  The final rule requires lenders to provide applicants with the new Loan Estimate and Closing Disclosure and generally applies to most closed-end consumer mortgage loans for which the creditor or mortgage broker receives an application on or after October 3, 2015.

Future Legislation

Legislation is regularly introduced in both the United States Congress and the Tennessee General Assembly that contains wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. Such legislation may change banking statutes and the operating environment of SmartFinancial and/or SmartBank in substantial and unpredictable ways and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance, depending upon whether any of this potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on the financial condition or result of operations of SmartFinancial and/or SmartBank.

ITEM 1A. RISK FACTORS

Investing in our common stock involves various risks which are particular to SmartFinancial, its industry and its market area. Several risk factors regarding investing in our securities are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our securities to decline in future periods.

Risks Related to Our Industry

Our net interest income could be negatively affected by interest rate adjustments by the Federal Reserve Board.

As a financial institution, our earnings are dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve Board’s policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of our assets and liabilities. As a result, an increase or decrease in market interest rates could have a material adverse effect on our net interest margin and results of operations. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand, business and results of operations.

The Federal Reserve Board raised interest rates by 25 basis points in December 2015 after having held interest rates at almost zero over recent years. However, the consistently low rate environment has negatively impacted our net interest margin, notwithstanding decreases in nonperforming loans and improvements in deposit mix. Any reduction in net interest income will negatively affect our business, financial condition, liquidity, results of operations, and/or cash flows.

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent third party provider. As of December 31, 2015, SmartFinancial is considered to be in an asset-sensitive position, meaning income is generally expected to increase with an increase in short-term interest rates and, conversely, to decrease with a decrease in short-term interest rates. Based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, if short-term interest rates immediately increased by 200 basis points, we could expect net income to increase by approximately $240 thousand over a 12-month period. This result is primarily due to the floating rate securities and loans which we anticipate would reprice at a quicker rate than our interest bearing liabilities. The actual amount of any increase or decrease may be higher or lower than predicted by our simulation model.

The final Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital, which could adversely affect our financial condition and operations.

In July 2013, the federal banking agencies published new regulatory capital rules based on the international standards, known as Basel III, that had been developed by the Basel Committee on Banking Supervision. The new rules raised the risk-based capital requirements and revised the methods for calculating risk-weighted assets, usually resulting in higher risk weights. The new rules became effective on January 1, 2015, with a phase in period that generally extends from January 1, 2015 through January 1, 2019.

The Basel III-based rules increase capital requirements and include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. As an example the Tier 1 capital ratio minimum requirement of 4% on January 1, 2015 will increase to 8.5% over the next three years. SmartFinancial has approximately $95 million of Tier 1 capital. Under the previous standard we could have grown to about $2.3 billion in assets with our current capital but will be limited to $1.1 billion in assets under the new standards. Since 90 percent of our assets are earning assets and over 90 percent of our revenue is generated from net interest income a future reduction of potential earning assets by over 50 percent could drastically reduce our future income. More details about the new capital requirements can be found in Note 13 in the "Notes to Consolidated Financial Statements.”

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact.  We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

In addition, we provide our customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

Risks Related to Our Company

If our allowance for loan and lease losses and fair value adjustments with respect to acquired loans is not sufficient to cover actual loan losses, our earnings will be adversely affected.

Our success depends significantly on the quality of our assets, particularly loans. Like other financial institutions, we are exposed to the risk that our borrowers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. As a result, we may experience significant loan losses that may have a material adverse effect on our operating results and financial condition.

We maintain an allowance for loan and lease losses with respect to our loan portfolio, in an attempt to cover loan losses inherent in our loan portfolio. In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. We also make various assumptions and judgments about the collectability of our loan portfolio, including the diversification in our loan portfolio, the effect of changes in the economy on real estate and other collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic conditions and their probable impact on borrowers, the amount of charge-offs for the period and the amount of nonperforming loans and related collateral security.

The application of the acquisition method of accounting in our acquisitions has impacted our allowance for loan and lease losses. Under the acquisition method of accounting, all acquired loans were recorded in our consolidated financial statements at their fair values at the time of acquisition and the related allowance for loan and lease losses was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair values are too high, we will incur losses associated with the acquired loans. The allowance, if any, associated with our purchased credit impaired loans reflects deterioration in cash flows since acquisition resulting from our quarterly re-estimation of cash flows which involves complex cash flow projections and significant judgment on timing of loan resolution.

If our analysis or assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance for loan and lease losses would materially decrease our net income and adversely affect our general financial condition. As an example an increase in the amount of the reserve to organic loans of 0.05 percent in 2015 would have resulted in a reduction of approximately 7 percent in pre-tax income.

In addition, federal and state regulators periodically review our allowance for loan and lease losses and may require us to increase our allowance for loan and lease losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan and lease losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our operating results and financial condition.

Our success depends significantly on economic conditions in our market areas.

Unlike larger organizations that are more geographically diversified, our banking offices are currently concentrated in Eastern Tennessee and the Florida Panhandle. As a result of this geographic concentration, our financial results will depend largely upon economic conditions in these market areas. If the communities in which we operate do not grow or if prevailing economic conditions, locally or nationally, deteriorate, this may have a significant impact on the amount of loans that we originate, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. A return to economic downturn conditions caused by inflation, recession, unemployment, government action or other factors beyond our control would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have an adverse effect on our business. In addition, some portions of our target market are in areas which a substantial portion of the economy is dependent upon tourism. The tourism industry tends to be more sensitive than the economy as a whole to changes in unemployment, inflation, wage growth, and other factors which affect consumer’s financial condition and sentiment.

We may be unable to fully integrate the business of Cornerstone Community Bank and we may fail to realize all of the anticipated benefits of the merger with Legacy SmartFinancial.

If our costs to integrate the business of Cornerstone into our existing operations are greater than anticipated or we are not able to achieve the anticipated benefits of the merger, including cost savings and other synergies, our business could be negatively affected. In addition, it is possible that the ongoing integration processes could result in the loss of key employees, loss of customers, errors or delays in systems implementation, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger. Integration efforts also may divert management attention and resources.

To the extent that we are unable to identify and consummate attractive acquisitions, or increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

A substantial part of our historical growth has been a result of acquisitions and we intend to continue to grow our business through strategic acquisitions of banking franchises coupled with organic loan growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. To the extent that we are unable to find suitable acquisition candidates, an important component of our strategy may be lost. If we are able to identify attractive acquisition opportunities, we must generally satisfy a number of conditions prior to completing any such transaction, including certain bank regulatory approvals, which have become substantially more difficult, time-consuming and unpredictable as a result of the recent financial crisis. Additionally, any future acquisitions may not produce the revenue, earnings or synergies that we anticipated. As our purchased credit impaired loan portfolio, which produces substantially higher yields than our organic and purchased non-credit impaired loan portfolios, is paid down, we expect downward pressure on our income. If we are unable to replace our purchased credit impaired loans and the related accretion with a significantly higher level of new performing loans and other earning assets due to our inability to identify attractive acquisition opportunities, a decline in loan demand, competition from other financial institutions in our markets, stagnation or continued deterioration of economic conditions, or other conditions, our financial condition and earnings may be adversely affected.

Our strategic growth plan contemplates additional acquisitions, which could expose us to additional risks.

We periodically evaluate opportunities to acquire additional financial institutions. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including short and long-term liquidity. Our acquisition activities could be material and could require us to use a substantial amount of common stock, cash, other liquid assets, and/or incur debt.

Our acquisition activities could involve a number of additional risks, including the risks of:

•	incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management's attention being diverted from the operation of our existing business;
•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•	incurring time and expense required to integrate the operations and personnel of the combined businesses, creating an adverse short-term effect on results of operations; and
•	losing key employees and customers as a result of an acquisition that is poorly received.

Our concentration in loans secured by real estate, particularly commercial real estate and construction and development, may increase our loan losses.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in our market areas. Consequently, declines in economic conditions in these market areas may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.

At December 31, 2015, approximately 87 percent of our loans had real estate as a primary or secondary component of collateral, with 17 percent of those loans secured by construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Real estate values have declined significantly during the recent economic crisis. Although real estate prices in most of our markets have stabilized or are improving, a renewed decline in real estate values would expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.

Commercial real estate loans are generally viewed as having more risk of default than residential real estate loans, particularly when there is a downturn in the business cycle. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions and a downturn in the local economy or in occupancy rates in the local economy where the property is located, each of which could increase the likelihood of default on the loan. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in the percentage of nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our results of operations and financial condition, which could negatively affect our stock price.

Banking regulators are examining commercial real estate lending activity with heightened scrutiny and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on our results of operations, which in turn could negatively affect our stock price.

Certain of our deposits and other funding sources may be volatile and impact our liquidity.

In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits less than $250,000, we utilize or in the past have utilized several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank (FHLB) of Cincinnati advances, federal funds purchased and other sources. We utilize these noncore funding sources to fund the ongoing operations and growth of SmartBank. The availability of these noncore funding sources is subject to broad economic conditions and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available.

We impose certain internal limits as to the absolute level of noncore funding we will incur at any point in time. Should we exceed those limitations, we may need to modify our growth plans, liquidate certain assets, participate loans to correspondents or execute other actions to allow for us to return to an acceptable level of noncore funding within a reasonable amount of time.

We face additional risks due to our increase in mortgage banking activities that have and could negatively impact our net income and profitability.

We have established mortgage banking operations which expose us to risks that are different from our retail and commercial banking operations. During higher and rising interest rate environments, the demand for mortgage loans and the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues, which could negatively impact our earnings. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (a) the existence of an active secondary market and (b) our ability to profitably sell loans into that market. Our new mortgage banking operations incurred additional expenses over $500 thousand in 2015 and generated income of $250 thousand. Profitability of our mortgage operations will depend upon our ability to increase production and thus income while holding or reducing costs. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, we may be required to charge such shortfall to earnings.

Any expansion into new lines of business might not be successful.

As part of our ongoing strategic plan, we will continue to consider expansion into new lines of business through the acquisition of third parties, or through organic growth and development. There are substantial risks associated with such efforts, including risks that (a) revenues from such activities might not be sufficient to offset the development, compliance, and other implementation costs, (b) competing products and services and shifting market preferences might affect the profitability of such activities, and (c) our internal controls might be inadequate to manage the risks associated with new activities. Furthermore, it is possible that our unfamiliarity with new lines of business might adversely affect the success of such actions. If any such expansions into new product markets are not successful, there could be an adverse effect on our financial condition and results of operations.

We may need additional access to capital, which we may be unable to obtain on attractive terms or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments, for future growth or to fund losses or additional provision for loan losses in the future. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our stock price negatively affected.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act, the Dodd-Frank Act and related rules implemented or to be implemented by the SEC and the NASDAQ Stock Market. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations and standards and this continued investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

Inability to retain senior management and key employees or to attract new experienced financial services professionals could impair our relationship with our customers, reduce growth and adversely affect our business.

We have assembled a senior management team which has substantial background and experience in banking and financial services. Moreover, much of our organic loan growth in 2012 through 2015 was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions.  Inability to retain these key personnel or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals' skills and customer relationships and/or the potential difficulty of promptly replacing them.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2015, we had $6.9 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations. Future acquisitions could result in additional goodwill.

Risks Related to Our Stock

Our ability to declare and pay dividends is limited.

There can be no assurance of whether or when we may pay dividends on our common stock in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors. Our principal source of funds used to pay cash dividends on our common stock will be dividends that we receive from SmartBank. Although the bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account before we declare or pay any future dividends on our common stock, our board of directors will also consider our liquidity and capital requirements and our board of directors could determine to declare and pay dividends without relying on dividend payments from the bank.

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay. For example, Federal Reserve Board regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers that began to apply on January 1, 2016 and are being phased in over three years.

Additionally, our ability to pay dividends is limited by the terms of the Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “SBLF Preferred Stock”). On August 31, 2015 we assumed all of Legacy SmartFinancial’s obligations with respect to 12,000 shares of Legacy SmartFinancial’s preferred stock issued to the Treasury in connection with the Small Business Lending Fund, and in connection with the merger, we issued 12,000 shares of SBLF Preferred Stock with a $1,000 liquidation preference per share, to the Treasury.  As described below, for so long as the SBLF Preferred Stock remains outstanding, our ability to declare or pay dividends or distributions on shares of common stock is subject to restrictions.

Further, in connection with the merger, we entered into a loan agreement for a revolving line of credit of up to $8,000,000. Under the terms of the loan agreement, we may not pay dividends on our common stock if we do not satisfy certain financial covenants and capital ratio requirements.

Even though our common stock is currently traded on the Nasdaq Capital Market, it has less liquidity than many other stocks quoted on a national securities exchange.

The trading volume in our common stock on the Nasdaq Capital Market has been relatively low when compared with larger companies listed on the Nasdaq Capital Market or other stock exchanges.  Although we have experienced increased liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

The market price of our common stock has fluctuated significantly, and may fluctuate in the future. These fluctuations may be unrelated to our performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

We may issue additional shares of stock or equity derivative securities, including awards to current and future executive officers, directors and employees, which could result in the dilution of shareholders’ investment.

Our authorized capital includes 40,000,000 shares of Common Stock and 2,000,000 shares of preferred stock. As of December 31, 2015, we had 5,806,477 shares of Common Stock and 12,000 shares of preferred stock outstanding, and had reserved or otherwise set aside for issuance 817,414 shares underlying outstanding options and 2,482,147 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. Subject to NASDAQ rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of Common Stock or preferred stock for any corporate purpose. We anticipate that we will issue additional equity in connection with the acquisition of other strategic partners and that in the future we likely will seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the Common Stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

In addition, the issuance of shares under our equity compensation plans will result in dilution of our shareholders’ ownership of our Common Stock. The exercise price of stock options could also adversely affect the terms on which we can obtain additional capital. Option holders are most likely to exercise their options when the exercise price is less than the market price for our Common Stock. They may profit from any increase in the stock price without assuming the risks of ownership of the underlying shares of Common Stock by exercising their options and selling the stock immediately.

The holder of our SBLF Preferred Stock has rights that are senior to those of SmartFinancial’s common stockholders, and the terms of the SBLF Preferred Stock and our loan agreements limit our ability to pay dividends.

On August 31, 2015 we assumed all of Legacy SmartFinancial’s obligations with respect to 12,000 shares of Legacy SmartFinancial’s preferred stock issued to the Treasury in connection with the Small Business Lending Fund, and in connection with the merger, we issued 12,000 shares of SBLF Preferred Stock with a $1,000 liquidation preference per share, to the Treasury.

We are required to pay cumulative dividends on the SBLF Preferred Stock at an annual rate. The dividend rate was set at 1% per annum beginning in the 2013 due to attaining the target 10% growth rate in qualified small business loans. However, beginning in the first quarter of 2016, the dividend rate increased to 9% per annum. Dividends paid on our SBLF Preferred Stock will reduce the net income available to our common stockholders and our earnings per common share.

For so long as the SBLF Preferred Stock remains outstanding, our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of common stock is subject to restrictions. We may not repurchase any shares of common or pay dividends on the common stock during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock. We may only declare and pay a dividend on the common stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Certificate of Designation relating to the SBLF Preferred Stock, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the 10th anniversary, by 10% for each one percent increase in small business lending that qualifies over the baseline level.

Additionally, in connection with the merger, we entered into a loan agreement for a revolving line of credit of up to $8,000,000. Under the terms of the loan agreement, we may not pay dividends on our common stock if we do not satisfy certain financial covenants and capital ratio requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2015, the principal offices of SmartFinancial are located at 5401 Kingston Pike, #600, Knoxville, Tennessee 37919. This property is leased by SmartBank. In addition, the Bank operates twelve full-service branches, two loan production offices, one mortgage loan production office, and one service center that is located at:

Owned
Banking Branches	1011 Parkway, Sevierville, TN 37862
202 Advantage Place, Knoxville, Tennessee 37922
570 East Parkway, Gatlinburg, Tennessee 37738
4154 Ringgold Road, East Ridge, Tennessee
5319 Highway 153, Hixson, Tennessee
2280 Gunbarrel Road, Chattanooga, Tennessee
8966 Old Lee Highway, Ooltewah, Tennessee
835 Georgia Avenue, Chattanooga, Tennessee
201 North Palafox Street, Pensacola, Florida 32502
4405 Commons Drive East, Destin, Florida 32541

Leased
Banking Branches	2430 Teaster Lane, #205, Pigeon Forge, Tennessee
5401 Kingston Pike, #600, Knoxville, Tennessee 37919
Loan Production Office	202 West Crawford Street, Dalton, Georgia
2411 Jenks Avenue, Panama City, Florida 32405
Mortgage Loan Production Office	243 Southwood Drive, Panama City, Florida 32405
Service Center	6413 Lee Highway, #107, Chattanooga, TN 37421

The Kingston Pike facility located in west Knoxville, Tennessee serves as a branch location for the Bank’s customers as well as SmartFinancial’s executive offices.

ITEM 3. LEGAL PROCEEDINGS

As of the end of 2015, neither SmartFinancial nor its subsidiaries was involved in any material litigation. SmartBank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against SmartFinancial or its subsidiaries are without merit or that the ultimate liability, if any, resulting from them will not materially affect SmartBank’s financial condition or SmartFinancial’s consolidated financial position.

ITEM 4. MINE SAFETY DICLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 31, 2015, SmartFinancial had 5,806,477 shares of common stock outstanding. SmartFinancial’s common stock is listed on NASDAQ under the symbol “SMBK”.

There were approximately 574 holders of record of the common stock as of March 18, 2016. This number does not include shareholders with shares in nominee name held by the Depository Trust Company (DTC). As of March 18, 2016, there were approximately 2,472,405 shares held in nominee name by DTC. Currently we have 49 Legacy SmartFinancial stockholders and 235 legacy Cornerstone stockholders that have not transmitted their shares into SmartFinancial, Inc. shares. As the transmittal process continues SmartFinancial expects the amount of shares held in nominee name will increase.

Dividends and Dividend Restrictions

SmartFinancial paid no cash dividends on common stock in 2014 or 2015. In 2014 and 2015, SmartFinancial paid the following dividends on its SBLF Preferred Stock (including dividends paid by Legacy SmartFinancial):

Year	Total SBLF Preferred Stock Dividends Paid
2014	$120,000
2015	$120,000

The payment of dividends is within the discretion of the board of directors, considering SmartFinancial’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks. Additionally, as long as the SBLF Preferred Stock remains outstanding, our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of common stock is subject to restrictions. We may not repurchase any shares of common or pay dividends on the common stock during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock. We may only declare and pay a dividend on the common stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Certificate of Designation relating to the SBLF Preferred Stock, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock.

Additionally, in connection with the merger, we entered into a loan agreement for a revolving line of credit of up to $8,000,000. Under the terms of the loan agreement, we may not pay dividends on our common stock if we do not satisfy certain financial covenants and capital ratio requirements.

Market Prices for Our Common Stock

Table 1 presents the high and low closing prices of SmartFinancial’s common stock for the periods indicated, as reported by published sources, and cash dividends declared on its common stock for the last two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

TABLE 1

High and Low Common Stock Price for SmartFinancial			Cash Dividends
2016 Fiscal Year	Low	High	Paid Per Share
First Quarter (through March 17, 2016)	$14.90	$16.05	-

2015 Fiscal Year
First Quarter	$12.08	$14.60	-
Second Quarter	$12.24	$15.92	-
Third Quarter	$14.92	$17.20	-
Fourth Quarter	$15.00	$16.25	-

2014 Fiscal Year
First Quarter	$9.20	$10.00	-
Second Quarter	$9.40	$10.48	-
Third Quarter	$9.84	$12.20	-
Fourth Quarter	$11.60	$14.80	-

2013 Fiscal Year
First Quarter	$6.92	$11.56	-
Second Quarter	$7.00	$9.12	-
Third Quarter	$8.04	$10.76	-
Fourth Quarter	$8.80	$10.40	-

All stock prices before the fourth quarter 2015 have been adjusted to reflect a one-for-four reverse stock split.

For information relating to compensation plans under which our equity securities are authorized for issuance, see Item 11 and Item 12.

Unregistered Sales of Equity Securities

Following the merger of Cornerstone Bancshares and Legacy SmartFinancial, we discovered that we inadvertently failed to describe certain unregistered sales of equity securities in some of our periodic reports. From 2012 to 2014, we issued an aggregate of 25,000 shares (such number being adjusted to reflect the one-for-four reverse split of our common stock in 2015) of common stock to the directors of Cornerstone Community Bank as compensation for their services as members of the bank’s board of directors. We provided these grants in lieu of cash fees to those directors. The shares were issued annually in 2012, 2013 and 2014 pursuant to an exemption from registration provided by Rule 506(b) promulgated under the Securities Act of 1933, as amended. The Company made this determination as each of the persons who received shares was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act. We were not required to file and did not file an 8-K at the time of the grants because of the small amounts of the issuances (less than 5% of our outstanding shares as a smaller reporting company).

ITEM 6. SELECTED FINANCIAL DATA

This Item is not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the “Company” or “SmartFinancial”) is a bank holding company incorporated under the laws of Tennessee and headquartered in Knoxville, Tennessee. In 2015, the Company conducted its business operations primarily through its wholly-owned subsidiaries, SmartBank and Cornerstone Community Bank., Tennessee chartered community banks providing services through 15 offices in eastern Tennessee, northwest Florida, and north Georgia. On February 26, 2016, the Company merged SmartBank and Cornerstone Community Bank together, with SmartBank surviving the merger. In the Management Discussion and Analysis that follows, the term “Banks” refers to both SmartBank and Cornerstone Community Bank as they existed prior to February 26, 2016.

Mergers and Acquisitions

Merger of Legacy SmartFinancial and Cornerstone Bancshares

On June 18, 2015, the shareholders of the Legacy SmartFinancial approved a merger with Cornerstone Bancshares, Inc. (Cornerstone) ticker symbol CSBQ, the one bank holding company of Cornerstone Community Bank, which became effective August 31, 2015. Legacy SmartFinancial shareholders received 1.05 shares of Cornerstone common stock in exchange for each share of the Legacy SmartFinancial common stock. After the merger, shareholders of Legacy SmartFinancial owned approximately 56% of the outstanding common stock of the combined entity on a fully diluted basis, after taking into account the exchange ratio and new shares issued as part of a capital raise through a private placement.

While Cornerstone was the acquiring entity for legal purposes, the merger is being accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC 805-10 Business Combinations. Under this guidance, for accounting purposes, Legacy SmartFinancial is considered the acquirer in the merger, and as a result the historical financial statements of the combined entity will be the historical financial statements of Legacy SmartFinancial.

The assets and liabilities of Cornerstone as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of Legacy SmartFinancial. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill.

In periods following the merger, the financial statements of the combined entity will include the results attributable to Cornerstone Community Bank beginning on the date the merger was completed. As a result of the merger Company assets increased approximately $450 million and liabilities increased approximately $421 million. The merger had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the merger may not be comparable to financial results prior to the merger.

Acquisition of Assets and Liabilities of the former Gulf South Private Bank

On October 19, 2012, SmartBank assumed all of the deposits and certain other liabilities and acquired certain assets of Gulf South Private Bank ("GulfSouth"), headquartered in Destin, Florida from the FDIC pursuant to the terms of a Purchase and Assumption Agreement. As a result of the transaction the Company acquired approximately $141 million in assets and $136 million in liabilities.

Business Overview

The Company’s business model consists of leveraging capital into assets funded by liabilities. As a general rule capital can be leveraged over ten times. The primary source of revenue is interest income from earning assets, namely loans and securities. These assets are funded mainly by deposits. The Company seeks to maximize net interest income, the difference between interest received on earning assets and the amount of interest paid on liabilities. Net interest income to average assets is a key ratio that measures the profitability of the assets of the company. Noninterest income is the second source of revenue and consists of customer service fees, gains on the sales of securities and loans, and other noninterest income. Noninterest income to average assets is a ratio that reflects our effectiveness in generating these other forms of revenue. The Company incurs noninterest expenses as result of the business. Primary expenses are those of employees, occupancy and equipment, professional services, and data processing. The Company seeks to minimize the amount of non-interest expense relative to the amount of total assets; non-interest expense to assets is a key ratio that measures the efficiency of the costs incurred to operate the business.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during 2015:

•	In conjunction with the merger on August 31, 2015, the Company completed a private placement of $15 million of common stock, which was used to redeem the outstanding Cornerstone preferred stock.
•	The Company completed its merger with Legacy SmartFinancial in the 3rd quarter of 2015.
•	At the time of the merger Cornerstone effectuated a 4-to-1 reverse stock split, and as result each Cornerstone common stockholder received one share for every 4 shares of common stock such shareholder held prior to the merger. In connection with the merger, each Legacy SmartFinancial shareholder received 1.05 shares for every share of Legacy SmartFinancial common stock such shareholder held prior to the merger.
•	As a result of the merger, the Company is currently the second largest community bank holding company headquartered in East Tennessee.
•	The Company listed its stock on the NASDAQ stock exchange in the 4th quarter of 2015.
•	Earnings available to common shareholders were approximately $1.4 million, or $0.32 per diluted share, in 2015 compared to $1.7 million, or $0.52 per diluted share, in 2014.
•	Return on average assets was 0.22 percent for 2015, compared to 0.36 percent in 2014, and 0.57 percent in 2013.
•	Return on average equity was 2.15 percent in 2015, compared to 3.41 percent in 2014, and 5.21 percent in 2013.
•	Non-performing assets to total assets in 2015 was 0.79 percent, an improvement from 1.88 percent in 2014.
•	Net interest margin, fully taxable equivalent, of 4.07 percent in 2015 was down from 4.12 percent in 2014.
•	Efficiency ratio, fully taxable equivalent, was 85.0 percent in 2015 up from 82.9 percent in 2014.
•	In 2015 there were $1.3 million in merger and conversion costs and $536 thousand in expenses from the newly established residential mortgage unit.

Analysis of Results of Operations

2015 compared to 2014

Net income was $1.5 million in 2015, which was down from $1.8 million in 2014. Net income available to common shareholders was $1.4 million, or $0.32 per diluted common share, in 2015, a decrease from $1.7 million, or $0.52 per diluted common share, in 2014. Net interest income to average assets of 3.66 percent in 2015 was down from 3.71 percent in 2014, with the decrease as a result of lower rates on earning assets. Noninterest income to average assets of 0.33 percent was up substantially from 0.22 percent in 2014 as a result of gains on the sale of foreclosed assets in 2015 compared to losses in 2014. Noninterest expense to average assets increased from 3.26 percent in 2014 to 3.39 percent in 2015 due to merger and conversion related costs. The resulting pretax income to average assets was 0.46 percent in 2015 compared to 0.57 percent in 2014. Finally, in 2015 taxes were elevated by $0.3 million due to merger and acquisition expenses which were nondeductible. In 2016 we expect pretax income to average assets to increase and the effective tax rate to decrease.

2014 compared to 2013

Net income was $1.8 million in 2014, which was down from $2.7 million in 2013. Net income available to common shareholders was $1.7 million, or $0.58 per common share, in 2014 compared to $2.6 million, or $0.86 per common share, in 2013. Net interest income to average assets of 3.71 percent in 2014 was down from 3.84 percent in 2013 as yields on earning assets decreased more than interest paid on liabilities. Noninterest income to average assets of 0.22 percent in 2014 was down from 0.40 percent in 2013 as a result of increased losses on foreclosed assets and reduced gains on sales of loans. Noninterest expense to average assets increased from 3.15 percent in 2013 to 3.26 percent in 2014 due higher employee costs mainly due to the addition of lending personnel. The resulting pretax income to average assets was 0.57 percent in 2014 compared to 0.80 percent in 2013.

Net Interest Income and Yield Analysis

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	2015			2014			2013
(Dollars in thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*	Balance	Interest *	Cost*

Assets
Loans (1)	$486,183	$25,739	5.29%	$346,732	$18,745	5.42%	$314,808	$18,598	5.91%
Investment securities (2)	113,281	1,877	1.66%	95,307	1,919	2.01%	72,432	1,377	1.77%
Federal funds and other	15,853	161	1.02%	13,427	126	0.94%	40,991	222	0.54%
Total interest-earning assets	615,317	$27,777	4.51%	455,466	$20,790	4.56%	428,231	$20,197	4.72%
Non-interest-earning assets	68,202			48,580			37,110
Total assets	$683,519			$504,046			$465,341

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$117,036	$173	0.15%	$83,809	$103	0.12%	$51,975	$80	0.15%
Money market and savings deposits	161,405	656	0.41%	126,303	462	0.37%	126,881	502	0.40%
Time deposits	227,317	1,797	0.79%	177,921	1,460	0.82%	168,074	1,703	1.01%
Total interest-bearing deposits	505,758	2,626	0.52%	388,033	2,025	0.52%	346,930	2,285	0.66%
Securities sold under agreement to repurchase	11,335	30	0.26%	5,523	11	0.20%	7,044	14	0.20%
Federal Home Loan Bank advances and other borrowings	13,490	101	0.75%	85	1	1.18%	3	0	0.00%
Total interest-bearing liabilities	530,583	2,757	0.52%	393,641	2,037	0.52%	353,977	2,299	0.65%
Net interest income, taxable equivalent		$25,020			$18,753			$17,898
Noninterest-bearing deposits	80,794			54,747			58,024
Other liabilities	1,812			1,968			2,027
Total liabilities	613,189			450,356			414,028
Shareholders’ equity	70,330			53,690			51,313
Total liabilities and shareholders’ equity	$683,519			$504,046			$465,341

Interest rate spread (3)			3.99%			4.04%			4.05%
Tax equivalent net interest margin (4)			4.07%			4.12%			4.18%

Percentage of average interest-earning assets to average interest-bearing liabilities			116.0%			115.7%			121.0%
Percentage of of average equity to average assets			10.3%			10.7%			11.0%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $8 thousand for 2015 and $0 for 2014 and 2013. Loan fees included in loan income was $1.5 million, $646 thousand, and $666 thousand for 2015, 2014 and 2013, respectively.

(2)	Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $16 thousand, $100 thousand and $37 thousand for 2015, 2014 and 2013, respectively.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

2015 compared to 2014

Net interest income improved to $25.0 million in 2015 from $18.7 million in 2014. The increase in net interest income was the result of a significant increase in earning assets primarily from the merger but also from organic business activity. Average earning assets increased from $455.5 million in 2014 to $615.3 million in 2015. Over this period, average loan balances increased by $139.4 million and average securities balances increased by $18.0 million. In addition, average interest-bearing deposits increased by $117.7 million. Net interest income to average assets of 3.66 percent 2015 was down from 3.71 percent in 2014. Net interest margin was 4.07 percent in 2015, compared to 4.12 percent in 2014. Net interest margin was negatively affected by a decline in the yield on earning assets from 4.56 percent in 2014 to 4.51 percent in 2015. In 2016 we expect net interest income to average assets to experience pressure as most new assets will be lower yielding and there is the potential for increased deposit rates.

2014 compared to 2013

Net interest income in 2014 totaled $18.8 million, which was an increase from $17.9 million in 2013. Average earning assets totaled $455.5 million in 2014, which was a 6.4 percent increase from $428.2 million in 2013. The increase in average earning assets was primarily the result of organic loan growth. Net interest income to average assets of 3.71 percent in 2014 was down from 3.84 percent in 2013. Net interest margin of 4.12 percent in 2014 was down from 4.18 percent in 2013. Net interest margin was negatively affected by a decline in the yield on earning assets from 4.72 percent in 2013 to 4.56 percent in 2014 but benefited from a reduction in the cost of interest-bearing liabilities which fell from 0.65 percent in 2013 to 0.52 percent in 2014. The average yield on loans decreased from 5.91 percent in 2013 to 5.42 percent in 2014

Rate and Volume Analysis

Net interest income increased by $6.3 million between the years ended December 31, 2015 and 2014 and by $0.9 million between the years ended December 31, 2014 and 2013. The following is an analysis of the changes in net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2015 Compared to 2014			2014 Compared to 2013
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans (1)	$(545)	$7,539	$6,994	$(1,739)	$1,886	$147
Investment securities (2)	(404)	362	(42)	108	434	542
Federal funds and other	12	23	35	53	(149)	(96)
Total interest-earning assets	(937)	7,924	6,987	(1,578)	2,171	593

Interest-bearing liabilities:
Interest-bearing demand deposits	29	41	70	(26)	49	23
Money market and savings deposits	66	128	194	(38)	(2)	(40)
Time deposits	(68)	405	337	(343)	100	(243)
Total interest-bearing deposits	27	574	601	(407)	146	(260)
Securities sold under agreement to repurchase	7	12	19	0	(3)	(3)
Federal Home Loan Bank advances and other borrowings	(58)	158	100	1	-	1
Total interest-bearing liabilities	(24)	744	720	(406)	144	(262)
Net interest income	$(913)	$7,180	$6,267	$(1,172)	$2,027	$855

(1)	Loans include loans held for sale and nonaccrual loans. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $8 thousand for 2015 and $0 for 2014 and 2013.

(2)	Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $16 thousand, $100 thousand and $37 thousand for 2015, 2014 and 2013, respectively.

Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid.  Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume.  The change attributed to rates and volumes (change in rate times change in volume) is considered above as a change in volume.

Non Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013

Service charges and fees on deposit accounts	$913	$513	$476
Gain on sale of securities	52	116	6
Gain (loss) on sale of loans and other assets	(112)	189	526
Gain (loss) on sale of foreclosed assets	266	(625)	(198)
Other noninterest income	1,124	978	1,072
Total non-interest income	$2,243	$1,171	$1,882

2015 compared to 2014

Non-interest income totaled $2.2 million in 2015, which was an increase from $1.2 million in 2014. Noninterest income to average assets of 0.33 percent was up substantially from 0.22 percent in 2014. Charges and fees on deposit accounts increased $400 thousand primarily due to increased deposit accounts from the merger. In 2015 there was a loss on sale on loans and other assets of $112 thousand due to the loss on the sale of a bank owned property compared to a gain on sale of loans and other assets of $189 thousand in 2014. In 2015 there were gains of $266 thousand on the sale of foreclosed assets, compared to a loss of $625 thousand in 2014 which was driven by write-downs of $643 thousand on foreclosed assets. Other noninterest income of $1.1 million in 2015 was up from $1.0 million in 2014 primarily due to increased revenue as a result of the merger. In 2016 we expect non-interest income to average assets to increase as a result of increased loan sales from the mortgage unit, increased SBA loan sales, and higher services charges on deposit accounts.

2014 compared to 2013

Non-interest income totaled $1.2 million in 2014 compared to $1.9 million in 2013. Noninterest income to average assets of 0.22 percent in 2014 was down from 0.40 percent in 2013. Service charges were up slightly in 2014 compared to 2013. Securities gains totaled $116 thousand as the Company recognized gains upon selling bonds for balance sheet management purposes. Gain on sale of loans and other assets of $189 thousand were down from $526 thousand in 2013 due to fewer sales of SBA loans originated by the Company. Loss on the sale of foreclosed assets in 2014 of $625 thousand was driven by write-downs of $643 thousand on foreclosed assets and was up from $198 thousand in 2013.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013

Salaries and employee benefits	$11,831	$9,141	$7,924
Net occupancy and equipment expense	2,682	2,176	1,918
Depository insurance	488	386	326
Foreclosed assets	290	178	214
Advertising	453	420	191
Data processing[1]	1,197	671	939
Professional services[1]	2,454	1,041	1,104
Amortization of other intangible assets	233	163	163
Service contracts	751	546	410
Other operating expenses	2,787	1,721	1,465
Total non-interest expense	$23,166	$16,443	$14,654

(1)	In 2015 Data processing and .Professional services included $1.3 million of merger and conversion related expenses

2015 compared to 2014

Non-interest expense totaled $23.2 million in 2015 compared to $16.4 million in 2014. Noninterest expense to average assets increased from 3.26 percent in 2014 to 3.39 percent in 2015. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories in 2015 were all significantly impacted by the merger which added employees, branches and other facilities, and equipment to the Company's expense base. In addition in 2015 there were $1.3 million in merger and conversion costs, which included professional fees and other expenses required to close the merger as well as costs to convert data processing to the Company's integrated platform, and $536 thousand in expenses from the newly established residential mortgage unit. In 2016 we expect non-interest expense to average assets to decrease as a result of lower conversion costs, the absence of merger costs, and asset growth greater than expense growth.

2014 compared to 2013

Non-interest expense totaled $16.4 million in 2014 compared to $14.6 million in 2013. Non-interest expense to average assets increased from 3.15 percent in 2013 to 3.26 percent in 2014. Salaries and employee benefits increased mainly due to the addition of lending personnel. Occupancy and equipment increased year to year with the addition of two new facilities. Depository insurance in 2014 increased due to higher asset balances than in 2013. Data processing costs in 2013 were elevated due to a core conversion and thus without such activity in 2014 costs decreased. In 2014 advertising costs increased substantially compared to 2013 as a result of a new direct mail deposit gathering campaign. Service contract costs in 2014 were higher than in 2013 with the implementation of new software and automation solutions.

Taxes

2015 compared to 2014

In 2015 income tax expense totaled $1.6 million compared to $1.1 million in 2014. Income taxes to average assets were 0.24 percent compared to 0.22 percent in the prior year. Taxes were elevated by $0.3 million due to merger and acquisition expenses which were nondeductible resulting in an effective tax rate of about 52 percent compared to about 38 percent in 2014. In 2016 we expect our effective tax rate to be in the range of 38 percent.

2014 compared to 2013

In 2014 income tax expense totaled $1.1 million compared to $1.7 million in 2013. Income taxes to average assets were 0.22 percent compared to 0.36 percent in the prior year. The effective tax rate was about 38 percent in 2014 compared to about 38 percent in 2013.

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $723.4 million at December 31, 2015 and $359.5 million at December 31, 2014. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic loans increased $105.9 million, or 30.2%, to $455.9 million at December 31, 2015 from December 31, 2014, as we continue to originate well-underwritten loans. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, continued training and recruiting of experienced loan officers has provided us with the opportunity to close larger and more complex deals than we historically have. Finally, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed.

Purchased Loans

Purchased non-credit impaired loans of $233.5 million at December 31, 2015 were up from $5.9 million at December 31, 2014 as a result of the merger. During 2015, our purchased credit impaired (“PCI”) loans increased by $30.8 million from December 31, 2014 to $38.3 million at December 31, 2015. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or our future acquisition activity. Prior to the GulfSouth transaction in 2012 the Company had no purchased loans.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$229,203	$120,524	$20,050	$369,777	50.8%
Consumer real estate-mortgage	95,233	53,697	12,764	161,694	22.2%
Construction and land development	73,028	29,755	2,695	105,478	14.5%
Commercial and industrial	53,761	28,422	2,768	84,951	11.7%
Consumer and other	4,692	1,123	-	5,815	0.8%
Total gross loans receivable, net of deferred fees	455,917	233,521	38,277	727,715	100.0%
Allowance for loan and lease losses	(4,354)	-	-	(4,354)
Total loans, net	$451,563	$233,521	$38,277	$723,361

	2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$186,444	$3,905	$3,102	$193,451	53.2%
Consumer real estate-mortgage	75,066	1,968	4,380	81,414	22.4%
Construction and land development	52,421	48	36	52,505	14.5%
Commercial and industrial	33,716	0	3	33,719	9.3%
Consumer and other	2,314	-	-	2,314	0.6%
Total gross loans receivable, net of deferred fees	349,961	5,921	7,521	363,403	100.0%
Allowance for loan and lease losses	(3,880)	-	-	(3,880)
Total loans, net	$346,081	$5,921	$7,521	$359,523

	2013
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$150,849	$4,448	$3,969	$159,266	50.6%
Consumer real estate-mortgage	69,588	6,966	5,276	81,830	26.0%
Construction and land development	35,111	1,087	489	36,687	11.6%
Commercial and industrial	33,763	28	15	33,806	10.7%
Consumer and other	2,916	347	227	3,490	1.1%
Total gross loans receivable, net of deferred fees	292,227	12,876	9,976	315,079	100.0%
Allowance for loan and lease losses	(3,755)	-	(381)	(4,136)
Total loans, net	$288,472	$12,876	$9,595	$310,943

28

	2012
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$130,715	$7,250	$7,136	$145,101	46.4%
Consumer real estate-mortgage	60,756	15,828	7,683	84,267	27.0%
Construction and land development	29,910	9,098	6,625	45,633	14.6%
Commercial and industrial	30,266	1,264	247	31,777	10.2%
Consumer and other	2,858	1,427	1,453	5,738	1.8%
Total gross loans receivable, net of deferred fees	254,505	34,867	23,144	312,516	100.0%
Allowance for loan and lease losses	(3,691)	-	-	(3,691)
Total loans, net	$250,814	$34,867	$23,144	$308,825

	2011
	Total Amount	% of Gross Total

Commercial real estate-mortgage	$108,622	46.5%
Consumer real estate-mortgage	58,798	25.2%
Construction and land development	32,820	14.0%
Commercial and industrial	31,123	13.3%
Consumer and other	2,303	1.0%
Total gross loans receivable, net of deferred fees	233,666	100.0%
Allowance for loan and lease losses	(3,652)
Total loans, net	$230,014

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year.

					Rate Structure for Loans
	One	One			Maturing Over One Year
	Year	through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$37,760	$231,675	$100,342	$369,777	$241,980	$90,037
Consumer real estate-mortgage	17,574	94,217	49,903	161,694	92,829	51,291
Construction and land development	47,233	43,636	14,609	105,478	29,943	28,302
Commercial and industrial	28,876	43,224	12,851	84,951	42,415	13,660
Consumer and other	1,837	3,961	17	5,815	2,383	1,595
Total Loans	$133,280	$416,713	$177,722	$727,715	$409,550	$184,885

Nonaccrual, Past Due, and Restructured Loans

Loans are considered past due when the contractual amounts due with respect to principal and interest are not received within 30 days of the contractual due date. Loans are generally classified as nonaccrual if they are past due for a period of 90 days or more, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or as partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

PCI loans with common risk characteristics are grouped in pools at acquisition. These loans are evaluated for accrual status at the pool level rather than the individual loan level and performance is based on our ability to reasonably estimate the amount and timing of future cash flows rather than a borrower's ability to repay contractual loan amounts. Since we are able to reasonably estimate the amount and timing of future cash flows on the Company's PCI loan pools, none of these loans have been identified as nonaccrual. However, PCI loans included in pools are identified as nonperforming if they are past due 90 days or more at acquisition or become 90 days or more past due after acquisition. The past due status is determined based on the contractual terms of the individual loans.

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Assets acquired as a result of foreclosure are recorded at estimated fair value in foreclosed assets. Any excess of cost over estimated fair value at the time of foreclosure is charged to the allowance for loan losses. Valuations are periodically performed on these properties, and any subsequent write-downs are charged to earnings. Routine maintenance and other holding costs are included in non-interest expense.

Loans, excluding pooled PCI loans, are classified as troubled debt restructurings (“TDR”) by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The Company grants concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. The Company does not generally grant concessions through forgiveness of principal or accrued interest. The Company’s policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance. That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely. If a borrower was materially delinquent on payments prior to the restructuring but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual until there is demonstrated performance under new terms. Lastly, if the borrower does not perform under the restructured terms, the loan is placed on non-accrual status. The Company closely monitors these loans and ceases accruing interest on them if we believe that the borrowers may not continue performing based on the restructured note terms.

PCI loans that were classified as TDRs prior to acquisition are not classified as TDRs by the Company after the acquisition date. Subsequent modification of a PCI loan accounted for in a pool that would otherwise meet the definition of a TDR is not reported, or accounted for, as a TDR since pooled PCI loans are excluded from the scope of TDR accounting. A PCI loan not accounted for in a pool would be reported, and accounted for, as a TDR if modified in a manner that meets the definition of a TDR after the acquisition date.

Nonperforming loans as a percentage of total gross loans was 0.38 percent as of December 31, 2015 compared to 1.39 percent as of December 31, 2014. Total nonperforming assets as a percentage of total assets as of December 31, 2015 totaled 0.79 percent compared to 1.88 percent as of December 31, 2014. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due. In 2015 there was $202 thousand in interest income recognized on nonaccrual and restructured loans compared to the $312 thousand in gross interest income that would have been recognized if the loans had been current in accordance with their original terms.

The following table summarizes the Company's nonperforming assets as of December 31 for the periods presented.

(Dollars in thousands)	2015	2014	2013	2012	2011

Nonaccrual loans	$2,252	$5,067	$1,492	$5,752	$256
Accruing loans past due 90 days or more (1)	502	-	-	2,902	-
Total nonperforming loans	2,754	5,067	1,492	8,654	256
Foreclosed assets	5,358	4,983	5,221	5,812	2,279
Total nonperforming assets	$8,112	$10,050	$6,713	$14,466	$2,535

Restructured loans not included above	$3,693	$1,937	$2,699	$907	$4,046

(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At December 31, 2015 problem loans amounted to approximately $3.2 million or 0.43 percent of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Banks’ primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of December 31, 2015 and December 31, 2014, our allowance for loan losses was $4.4 million and $3.9 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in 2015 as compared to 2014 is primarily the result of increases in organic loan growth offset slightly by improving overall credit metrics within our portfolio, including the reduction in net charge-offs. Our allowance for loan loss as a percentage of total loans has decreased from 1.07 percent at December 31, 2014 to 0.60 percent at December 31, 2015, primarily as a result of the increase in PCI and purchased non-credit impaired loans both of which are carried on the balance sheet net of their respective discounts. As a percentage of organic loans the allowance for loan losses decreased from 1.11 percent at December 31, 2014 to 0.95 percent at December 31, 2015. In 2016 we expect the allowance to organic loans to remain in the range of 0.90 to 1.00 percent.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. At December 31, 2015, the remaining accretable fair value adjustment was $10.2 million. Also at the end of 2015 the balance on PCI loans was $47.1 million and the carrying value was $38.3 million, for a net difference of $8.8 million in discounts. These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount on a loan-by-loan basis to determine if additional provisioning should be recognized. At December 31, 2015, there were no allowances on purchased loans. The judgments and estimates associated with our allowance determination are described in Note 1 in the "Notes to Consolidated Financial Statements.”

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate-mortage	$1,906	43.8%	$1,734	44.7%	$1,608	38.8%	$926	25.1%	$815	22.3%
Consumer real estate-mortgage	1,015	23.3%	906	23.3%	1,041	25.2%	1,264	34.3%	944	25.8%
Construction and land development	627	14.4%	690	17.8%	727	17.6%	833	22.6%	1,289	35.3%
Commercial and industrial	777	17.8%	524	13.5%	497	12.0%	556	15.0%	547	15.0%
Consumer and other	29	0.7%	26	0.7%	263	6.4%	112	3.0%	57	1.6%
Total allowance for loan losses	$4,354	100.0%	$3,880	100.0%	$4,136	100.0%	$3,691	100.0%	$3,652	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans offset by improvements of our loan portfolio and the reduction of nonperforming loans and net charge-offs, which is largely influenced by the overall improvement in the economies in our market areas. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. As we have worked to rehabilitate impaired loans and total impaired loans has decreased, the specific allocations for impaired loans have generally decreased. Specific valuation allowances related to impaired loans were approximately $258 thousand at December 31, 2015 compared to $234 thousand at December 31, 2014 with the increase due to the addition of one specific impaired loan which accounts for the entire balance. Additional information on the allocation of the allowance between performing and impaired loans is provided in Note 4 to the "Notes to the Consolidated Financial Statements."

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for each of the years in the five year period ended December 31, 2015 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	2015	2014	2013	2012	2011
Balance at beginning of period	$3,880	$4,136	$3,691	$3,652	$3,609
Provision for loan losses	923	432	582	871	583
Charged-off loans:
Commercial real estate-mortgage	(95)	-	(123)	(118)	-
Consumer real estate-mortgage	(247)	(623)	-	(408)	(245)
Construction and land development	(50)	(7)	(17)	(234)	(227)
Commercial and industrial	-	(118)	-	(45)	(44)
Consumer and other	(114)	(65)	(30)	(39)	(26)
Total charged-off loans	(506)	(813)	(170)	(844)	(542)
Recoveries of previously charged-off loans:
Commercial real estate-mortage	-	2	-	-	-
Consumer real estate-mortgage	-	-	-	-	-
Construction and land development	26	-	10	-	-
Commercial and industrial	19	-	-	-	-
Consumer and other	12	123	23	12	2
Total recoveries of previously charged-off loans	57	125	33	12	2
Net charge-offs	(449)	(688)	(137)	(832)	(540)
Balance at end of period	$4,354	$3,880	4,136	$3,691	$3,652
Ratio of allowance for loan losses to total loans outstanding at end of period	0.60%	1.07%	1.31%	1.18%	1.56%
Ratio of net charge-offs to average loans outstanding for the period	-0.09%	-0.20%	-0.04%	-0.32%	-0.23%

We assess the adequacy of the allowance at the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon our evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of the Banks’ regulators, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Investment Portfolio

Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $166.4 million and $98.9 million at December 31, 2015 and 2014, respectively. This increase was primarily a result of the merger. In 2013 the investment portfolio amounted to $93.0 million and it increased in 2014 to $98.9 million as a result of overall asset growth of the company. Our investment to asset ratio has decreased from 18.8% at December 31, 2013 to 18.5% at December 31, 2014 and then to 16.3% at December 31, 2015. Over the last several years we have reduced the ratio of investments to total assets and the absolute level of investment securities on our balance sheet as we have allocated more funding to loans. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the book value of the Company’s investment securities. In 2015, 2014, and 2013 all investment securities were classified as available for sale.

Book Value of Investment Securities

 (in thousands)

	2015	2014	2013

U.S. Government agencies	$22,745	$21,267	$15,853
State and political subdivisions	7,614	2,012	75,028
Mortgage-backed securities	136,625	76,089	4,725
Total securities	$166,984	$99,368	$95,606

The following table presents the contractual maturity of investment securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis).  The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Expected Maturity of Investment Securities

As of December 31, 2015

(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total

U.S. Government agencies	$-	$14,283	$6,462	$2,000	$22,745
State and political subdivisions	1,961	627	892	4,134	7,614
Mortgage-backed securities	-	3,080	27,165	106,380	136,625
Total securities available for sale	$1,961	$17,990	$34,519	$112,514	$166,984
Weighted average yield (1)	1.41%	1.62%	1.75%	1.81%	1.77%

(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2015, brokered deposits represented approximately 6.1 percent of total deposits.

The composition of the deposit portfolio, by category, as of December 31, 2015 was as follows: 39.7 percent in time deposits, 27.6 percent in money market and savings, 17.4 percent in interest-bearing demand deposit, and 15.3 percent in non-interest bearing demand deposits. The composition of the deposit portfolio, by category, as of December 31, 2014 was as follows: 39.3 percent in time deposits, 26.4 percent in money market and savings, 22.5 percent in interest-bearing demand deposits, and 11.8 percent in non-interest bearing demand deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for 2015 and 2014.

	2015			2014
	Average			Average
(Dollars in thousands)	Balance	% of Total	Average Rate	Balance	% of Total	Average Rate

Non-interest demand	$80,794	13.8%	-	$54,747	12.4%	-
Interest-bearing demand	117,036	20.0%	0.15%	83,809	18.9%	0.12%
Money market and savings	161,405	27.5%	0.41%	126,303	28.5%	0.37%
Time deposits	227,317	38.7%	0.79%	177,921	40.2%	0.82%
Total average deposits	$586,552	100.0%	0.45%	$442,780	100.0%	0.46%

During 2015 following the merger, the overall mix of average deposits has shifted to a higher percentage of non-interest bearing and money market and savings deposits, with reductions in the percentage of deposits held in interest-bearing demand accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.45 percent in 2015 compared to 0.46 percent in 2014 due to changes in deposit mix and lower deposit interest rates.

Total deposits as of December 31, 2015 were $858.5 million, which was an increase of $403.7 million from December 31, 2014 primarily as a result of the merger. As of December 31, 2015 the Company had outstanding time deposits under $100,000 of $93.0. million and time deposits over $100,000 of $247.7 million. The following table summarizes the maturities of time deposits $100,000 or more as of December 31, 2015.

December 31,
(Dollars in thousands)	2015

Remaining maturity:
Three months or less	$50,107
Three to six months	20,598
Six to twelve months	87,937
More than twelve months	89,032
Total	$247,674

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital for debt at the Company level which can be downstreamed as Tier 1 capital to the Banks. Short-term borrowings totaled $22 million at December 31, 2015 and consisted of $18 million in FHLB advances maturing within twelve months and $4 million federal funds purchased. There were no short term borrowings at December 31, 2014. Long-term debt totaled $12.0 million at December 31, 2015, consisting of outstanding long-term FHLB advances of $10.0 million and $2.0 million outstanding on a line of credit. There was no long term debt outstanding at December 31, 2014.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Banks’ Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At December 31, 2015 and 2014, our capital ratios, including our Banks’ capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiaries. We believe we have various capital raising techniques available to us to provide for the capital needs of our banks, if necessary. Additional information on capital is provided in Note 13 to the "Notes to the Consolidated Financial Statements."

Off-Balance Sheet Arrangements

At December 31, 2015, we had $122.2 million of pre-approved but unused lines of credit and $2.9 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Banks have the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additional information about our off-balance sheet risk exposure is presented in Note 12 of the "Notes to the Consolidated Financial Statements."

Market Risk and Liquidity Risk Management

The Bank’s Asset Liability Management Committee (“ALCO”) is responsible for making decisions regarding liquidity and funding solutions based upon approved liquidity, loan, capital and investment policies. The ALCO must consider interest rate sensitivity and liquidity risk management when rendering a decision on funding solutions and loan pricing. To assist in this process the Bank has contracted with an independent third party to prepare quarterly reports that summarize several key asset-liability measurements. In addition, the third party will also provide recommendations to the Bank’s ALCO regarding future balance sheet structure, earnings and liquidity strategies. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

Interest Rate Sensitivity

Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. The primary measurements we use to help us manage interest rate sensitivity are an earnings simulation model and an economic value of equity model. These measurements are used in conjunction with competitive pricing analysis and are further described below.

Earnings Simulation Model - We believe interest rate risk is effectively measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with simulated forecasts of interest rates for the next 12 months and 24 months. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in instantaneous changes to interest rates. We also periodically monitor simulations based on various rate scenarios such as non-parallel shifts in market interest rates over time. For changes up or down in rates from our flat interest rate forecast over the next 12 and 24 months, limits in the decline in net interest income are as follows:

	Maximum Percentage Decline in Net Interest Income from the Budgeted or Base Case Projection of NetInterest Income
	Next 12 Months	Next 24 Months
An instantaneous, parallel rate increase or decrease of the following at the beginning of the first quarter:
± 100 bp	6%	6%
± 200 bp	12%	12%
± 300 bp	18%	18%
± 400 bp	24%	24%

We were in compliance with our earnings simulation model policies as of December 31, 2015, indicating what we believe to be a fairly neutral profile.

Economic Value of Equity - Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity.

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Maximum Percentage Decline in Economic Value of Equity from the Economic Value of Equity at Currently Prevailing Interest Rates
±100 bp	15%
±200 bp	25%
±300 bp	35%
±400 bp	40%

At December 31, 2015, our model results indicated that we were within these policy limits.

Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates.

In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as interest rate caps and floors) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates. Our ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios as part of its responsibility to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies.

Liquidity Risk Management

The purpose of liquidity risk management is to ensure that there are sufficient cash flows to satisfy loan demand, deposit withdrawals, and our other needs. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and intend to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position. We also have a marketing campaign that is expected to run at least through the end of 2016 that is focused on raising the number of deposit customers.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates, general economic conditions and competition. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity. We attempt to price our deposit products to meet our asset/liability objectives consistent with local market conditions. Our ALCO is responsible for monitoring our ongoing liquidity needs. Our regulators also monitor our liquidity and capital resources on a periodic basis.

Impact of Inflation and Changing Prices

As a financial institution, we have an asset and liability make-up that is distinctly different from that of an entity with substantial investments in plant and inventory, because the major portions of a commercial bank’s assets are monetary in nature. As a result, our performance may be significantly influenced by changes in interest rates. Although we, and the banking industry, are more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase more during periods of high inflation.

Critical Accounting Policies

The Company has identified accounting policies that are the most critical to fully understand and evaluate its reported financial results and require management's most difficult, subjective or complex judgments. Management has reviewed the following critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. These policies along with a brief discussion of the material implications of the uncertainties of each policy are below.

Allowance for loan losses – In establishing the allowance we take into account reserves required for impaired loans, historical charge-offs for loan types, and a variety of qualitative factors including economic outlook, portfolio concentrations, and changes in portfolio credit quality. Many of the qualitative factors are measurable but there is also a level of subjective assumptions. If those assumptions change it could have a material impact on the level of the allowance required and as a result the earnings of the Company. As an example an increase in the amount of the reserve to organic loans of 0.05 percent in 2015 would have resulted in a reduction of approximately 7 percent in pre-tax income.

Fair values for acquired assets and assumed liabilities- Assets and liabilities acquired are recorded their respective fair values as of the date of the acquisition. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities is allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As of December 31, 2015 there was approximately $4.2 million in goodwill. The Company has not identified any triggering events that would indicate potential impairment of goodwill.

Cash flow estimates on purchased credit-impaired loans- Purchase credit impaired loans do not have traditional loan yields and interest income; instead they have accretable yield and accretion. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income as accretion over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The amount expected to be accreted divided by the accretable discount is the accretable yield. Cash flow estimates are re-evaluated quarterly. If the estimated cash flows increase then the accretable yield over the life of the loan increases. If, however, the estimated cash flows decrease then impairment is generally recognized immediately. As an example a loan with a fair value of $200,000 with estimated cash flows of $300,000 over five years would have an accretable yield of approximately 8.2 percent and would have accretion of approximately $16,400 a year. If the cash flow estimate changed to $350,000 the accretable yield would increase to approximately 10.1 percent and the yearly accretion recognized into income would be approximately $20,300. If, however, the cash flow estimate changed to $250,000 the Company would generally recognize an impairment of $50,000 immediately, instead of reducing the accretion over the life of the loan.

Valuation of foreclosed assets - Foreclosed assets are initially recorded at fair value less selling costs. If the fair value decreases the assets are written down. As of December 31, 2015 there was approximately $5.4 million in foreclosed assets carried at a 22.2% discount to appraisal values.

Valuation of deferred tax assets- Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not that the tax position will be realized or sustained upon examination. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2015 there were approximately $4.2 million in net deferred tax assets.

Evaluation of investment securities for other-than-temporary impairment- We evaluate investment securities for other-than-temporary impairment taking into account if we do not have the intent to sell a debt security prior to recovery and it is more likely than not that we will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless a credit loss has occurred in the security. Temporary impairments are recognized on the balance sheet in other comprehensive income / loss. If a security becomes permanently impaired the impairment expense would be recognized and reduce earnings. As of December 31, 2015 there was approximately $1 million in losses on investment securities that were classified as temporarily impaired.

For a full description of these critical accounting policies, see Note 1 in the "Notes to Consolidated Financial Statements."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SMARTFINANCIAL, INC. AND SUBSIDIARIES

Report on Consolidated Financial Statements

For the years ended December 31, 2015 and 2014

40

SmartFinancial, Inc. and Subsidiaries

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of SmartFinancial is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, SmartFinancial’s principal executive and principal financial officers and effected by SmartFinancial’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of SmartFinancial’s assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that SmartFinancial’s receipts and expenditures are being made only in accordance with authorizations of SmartFinancial’s management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of SmartFinancial’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

SmartFinancial’s management has assessed the effectiveness of internal controls over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”

Based on this assessment management believes that, as of December 31, 2015, SmartFinancial’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of SmartFinancial’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by SmartFinancial’s registered public accounting firm pursuant to transitional rules of the Securities and Exchange Commission that permit SmartFinancial’s to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and

Board of Directors

SmartFinancial, Inc.

Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of SmartFinancial, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartFinancial, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC

Chattanooga, Tennessee

March 30, 2016

SmartFinancial, Inc. and Subsidiaries

Consolidated Financial Statements

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014

ASSETS

Cash and due from banks	$40,358,647	$32,645,727
Interest-bearing deposits at other financial institutions	33,405,986	6,380,659
Federal funds sold	6,200,000	7,710,028

Total cash and cash equivalents	79,964,633	46,736,414

Securities available for sale	166,413,218	98,876,498
Restricted investments, at cost	4,451,050	2,090,150
Loans, net of allowance for loan losses of $4,354,513 in 2015 and $3,879,665 in 2014	723,360,786	359,523,466
Bank premises and equipment, net	25,037,510	15,939,117
Foreclosed assets	5,357,950	4,982,913
Goodwill and core deposit intangible, net	6,941,107	258,242
Other assets	12,436,625	5,394,448

Total assets	$1,023,962,879	$533,801,248

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$131,418,580	$53,639,741
Interest-bearing demand deposits	149,423,954	102,112,506
Money market and savings deposits	236,900,945	120,092,011
Time deposits	340,739,072	178,962,822

Total deposits	858,482,551	454,807,080

Securities sold under agreement to repurchase	28,068,215	9,758,018
Federal Home Loan Bank advances and other borrowings	34,187,462	12,000,000
Accrued expenses and other liabilities	3,047,792	1,348,363

Total liabilities	923,786,020	477,913,461

Stockholders' equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; 12,000 issued and outstanding in 2015 and 2014	12,000	12,000
Common stock - $1 par value; 40,000,000 shares authorized; 5,806,477 and 2,965,783 shares issued and outstanding in 2015 and 2014, respectively	5,806,477	2,965,783
Additional paid-in capital	82,616,015	42,508,429
Retained earnings	12,094,488	10,704,776
Accumulated other comprehensive loss	(352,121)	(303,201)

Total stockholders' equity	100,176,859	55,887,787

Total liabilities and stockholders' equity	$1,023,962,879	$533,801,248

See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiaries

Consolidated Statements of Income

For the years ended December 31, 2015 and 2014

	2015	2014

INTEREST INCOME
Loans, including fees	$25,730,909	$18,745,571
Securities and interest bearing deposits at other financial institutions	1,861,269	1,819,064
Federal funds sold and other earning assets	161,055	126,733

Total interest income	27,753,233	20,691,368

INTEREST EXPENSE
Deposits	2,625,674	2,024,901
Securities sold under agreements to repurchase	30,382	11,184
Federal Home Loan Bank advances and other borrowings	101,086	451

Total interest expense	2,757,142	2,036,536

Net interest income before provision for loan losses	24,996,091	18,654,832

Provision for loan losses	922,955	431,885

Net interest income after provision for loan losses	24,073,136	18,222,947

NONINTEREST INCOME
Customer service fees	912,806	512,203
Gain on sale of securities	52,255	116,130
Gain (loss) on sale of loans and other assets	(112,319)	188,646
Gain (loss) on sale of foreclosed assets	266,487	(625,042)
Other noninterest income	1,123,897	978,588

Total noninterest income	2,243,126	1,170,525

NONINTEREST EXPENSES
Salaries and employee benefits	11,831,234	9,140,663
Net occupancy and equipment expense	2,682,370	2,176,189
Depository insurance	487,686	385,888
Foreclosed assets	289,624	177,668
Advertising	452,849	420,048
Data processing	1,196,484	670,885
Professional services	2,454,339	1,041,459
Amortization of intangible assets	233,204	163,100
Service contracts	750,957	546,524
Other operating expenses	2,787,059	1,720,800

Total noninterest expenses	23,165,806	16,443,224

Income before income tax expense	3,150,456	2,950,248

Income tax expense	1,640,744	1,117,593

Net income	1,509,712	1,832,655

Preferred stock dividends	120,000	120,000

Net income available to common stockholders	$1,389,712	$1,712,655

EARNINGS PER COMMON SHARE
Basic	$0.35	$0.58
Diluted	0.32	0.52

Weighted average common shares outstanding
Basic	3,985,202	2,963,589
Diluted	4,281,527	3,293,487
Dividends per share	N/A	N/A

See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2015 and 2014

	2015	2014

Net income	$1,509,712	$1,832,655

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the year, net of tax benefit (expense) of $10,764 and $(848,292) in 2015 and 2014, respectively	(16,522)	1,367,148

Reclassification adjustment for gains included in net income, net of tax expense of $19,857 and $44,466 in 2015 and 2014, respectively	(32,398)	(71,664)

Total other comprehensive income (loss)	(48,920)	1,295,484

Comprehensive income	$1,460,792	$3,128,139

See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2015 and 2014

							Accumulated
					Additional		Other	Total
	Preferred	Common	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Shares	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE, December 31, 2013	12,000	2,962,541	$12,000	$2,962,541	$42,462,385	$8,992,121	$(1,598,685)	$52,830,362

Net income	-	-	-	-	-	1,832,655	-	1,832,655

Other comprehensive income (loss)	-	-	-	-	-	-	1,295,484	1,295,484

Issuance of common stock	-	3,242	-	3,242	31,420	-	-	34,662

Cash dividend on preferred stock	-	-	-	-	-	(120,000)	-	(120,000)

Stock option compensation expense	-	-	-	-	14,624	-	-	14,624

BALANCE, December 31, 2014	12,000	2,965,783	12,000	2,965,783	42,508,429	10,704,776	(303,201)	55,887,787

Net income	-	-	-	-	-	1,509,712	-	1,509,712

Other comprehensive loss	-	-	-	-	-	-	(48,920)	(48,920)

Issuance of common stock	-	1,000,003	-	1,000,003	14,000,001	-	-	15,000,004

Issuance of stock grants	-	6,659	-	6,659	93,557	-	-	100,216

Stock issuance costs	-	-	-	-	(840,418)	-	-	(840,418)

Exercise of stock options	-	24,292	-	24,292	189,250	-	-	213,542

Shares retained by shareholders of Cornerstone Bancshares, Inc.	-	1,660,836	-	1,660,836	26,774,239	-	-	28,435,075

Cash dividend on preferred stock	-	-	-	-	-	(120,000)	-	(120,000)

Conversion shares issued to shareholders of SmartFinancial, Inc.	-	148,904	-	148,904	(148,904)	-	-	-

Stock option compensation expense	-	-	-	-	39,861	-	-	39,861

BALANCE, December 31, 2015	12,000	5,806,477	$12,000	$5,806,477	$82,616,015	$12,094,488	$(352,121)	$100,176,859

See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,509,712	$1,832,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,085,685	1,675,973
Provision for loan losses	922,955	431,885
Stock compensation expense	140,077	14,624
Gains from sale of securities	(52,255)	(116,130)
Net (gains) losses from sale of loans and other assets	112,319	(188,646)
Net (gains) losses from sale of foreclosed assets	(266,487)	625,042
Changes in other assets and liabilities:
Accrued interest receivable	101,189	(8,258)
Accrued interest payable	(11,218)	1,663
Other assets and liabilities	(1,200,552)	(2,580,725)

Net cash provided by operating activities	2,341,425	1,688,083

CASH FLOWS FROM INVESTING ACTIVITIES, net of acquisition
Purchase of securities available for sale	(23,180,643)	(27,475,384)
Proceeds from security sales, maturities, and paydowns	27,334,550	23,106,066
Purchase of restricted investments	(38,000)	(65,300)
Loan originations and principal collections, net	(50,003,157)	(49,657,159)
Purchase of bank premises and equipment	(1,081,811)	(2,852,005)
Proceeds from sale of foreclosed assets	5,529,640	257,190
Cash and cash equivalents received in merger	33,501,510	-

Net cash used in investing activities	(7,937,911)	(56,686,592)

CASH FLOWS FROM FINANCING ACTIVITIES, net of acquisition
Net increase in deposits	54,213,883	8,242,605
Net increase in securities sold under agreements to repurchase	687,811	2,142,318
Issuance of common stock	4,043,011	34,662
Payment of dividends on preferred stock	(120,000)	(120,000)
Repayment of Federal Home Loan Bank advances and other borrowings	(20,000,000)	-
Proceeds from Federal Home Loan Bank advances and other borrowings	-	12,000,000

Net cash provided by financing activities	38,824,705	22,299,585

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,228,219	(32,698,924)

CASH AND CASH EQUIVALENTS, beginning of year	46,736,414	79,435,338

CASH AND CASH EQUIVALENTS, end of year	$79,964,633	$46,736,414

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,610,476	$2,034,872
Cash paid during the period for taxes	1,977,958	3,887,905

NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized losses on securities available for sale	$79,542	$2,099,309
Acquisition of real estate through foreclosure	864,669	644,540
Financed sales of foreclosed assets	898,186	-

See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1.	Summary of Significant Accounting Policies

Nature of Business:

SmartFinancial, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, Cornerstone Community Bank and SmartBank (the "Banks"). The Company provides a variety of financial services to individuals and corporate customers through its offices in eastern Tennessee, northeast Florida, and north Georgia. The Company's primary deposit products are interest-bearing demand deposits and certificates of deposit. Its primary lending products are commercial, residential, and consumer loans.

Basis of Presentation and Accounting Estimates:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets and deferred taxes, other-than-temporary impairments of securities, and the fair value of financial instruments.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Company's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The Company has evaluated subsequent events for potential recognition and/or disclosure in the consolidated financial statements and accompanying notes included in this Annual Report.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1.	Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents:

For purposes of reporting consolidated cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash and cash equivalents also includes interest-bearing deposits in banks and federal funds sold. Cash flows from loans, federal funds sold, securities sold under agreements to repurchase and deposits are reported net.

The Bank is required to maintain average balances in cash or on deposit with the Federal Reserve Bank. The reserve requirement was $1,031 and $3,089 at December 31, 2015 and 2014, respectively.

The Company places its cash and cash equivalents with other financial institutions and limits the amount of credit exposure to any one financial institution. From time to time, the balances at these financial institutions exceed the amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on these accounts and management considers this to be a normal business risk.

Securities:

Management has classified all securities as available for sale. Securities available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company evaluates investment securities for other-than-temporary impairment using relevant accounting guidance specifying that (a) if the Company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless a credit loss has occurred in the security. If management does not intend to sell the security and it is more likely than not that they will not have to sell the security before recovery of the cost basis, management will recognize the credit component of an other-than- temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financial transactions. These agreements are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is the Company's policy to take possession of securities purchased under resale agreements. The market value of these securities is monitored, and additional securities are obtained when deemed appropriate to ensure such transactions are adequately collateralized. The Company also monitors its exposure with respect to securities sold under repurchase agreements, and a request for the return of excess securities held by the counterparty is made when deemed appropriate.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1.	Summary of Significant Accounting Policies, Continued

Restricted - Investments:

The Company is required to maintain an investment in capital stock of various entities. Based on redemption provisions of these entities, the stock has no quoted market value and is carried at cost. At their discretion, these entities may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in these stocks.

Loans:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances less deferred fees and costs on originated loans and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of certain direct origination costs of consumer and installment loans are recognized at the time the loan is placed on the books. Loan origination fees for all other loans are deferred and recognized as an adjustment of the yield over the life of the loan using the straight-line method without anticipating prepayments.

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, or at the time the loan is 90 days past due, unless the loan is well-secured and in the process of collection. Unsecured loans are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income or charged to the allowance, unless management believes that the accrual of interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is recognized on the cash basis, until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and the loan has been performing according to the contractual terms for a period of not less than six months.

Acquired Loans:

Acquired loans are those that were acquired when SmartBank assumed all the deposits and certain assets of the former Gulf South Private Bank (“Gulf South transaction”) on October 19, 2012 and the former Cornerstone Bancshares, Inc. (“Cornerstone”) on August 31, 2015. The fair values of acquired loans with evidence of credit deterioration, purchased credit impaired loans (“PCI loans”), are recorded net of a nonaccretable discount and accretable discount. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable discount, which is included in the carrying amount of acquired loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable discount. Acquired loans are initially recorded at fair value at acquisition date. Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1.	Summary of Significant Accounting Policies, Continued

Acquired Loans (Continued):

The Company accounts for performing loans acquired in the acquisition using the expected cash flows method of recognizing discount accretion based on the acquired loans' expected cash flows. Management recasts the estimate of cash flows expected to be collected on each acquired impaired loan pool periodically. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. Acquired impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans, even if they would otherwise qualify for such treatment. Purchased performing loans are recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. Such estimated credit losses are recorded as nonaccretable discounts in a manner similar to purchased impaired loans. The fair value discount other than for credit loss is accreted as an adjustment to yield over the estimated lives of the loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition.

Allowance for Loan Losses:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Confirmed losses are charged off immediately. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the uncollectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower's ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For impaired loans, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on a weighted average derived from the Company's historical loss experience adjusted for other qualitative factors. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1.	Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses (Continued):

An unallocated component may be maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. As part of the risk management program, an independent review is performed on the loan portfolio, which supplements management’s assessment of the loan portfolio and the allowance for loan losses. The result of the independent review is reported directly to the Audit Committee of the Board of Directors. Loans, for which the terms have been modified at the borrower's request, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. Loans that experience insignificant payment delays and payment shortfalls are not classified as impaired. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

The Company's homogeneous loan pools include consumer real estate loans, commercial real estate loans, construction and land development loans, commercial and industrial loans, and consumer and other loans. The general allocations to these loan pools are based on the historical loss rates for specific loan types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors. The qualitative factors considered by management include, among other factors, (1) changes in local and national economic conditions; (2) changes in asset quality; (3) changes in loan portfolio volume; (4) the composition and concentrations of credit; (5) the impact of competition on loan structuring and pricing; (6) the impact of interest rate changes on portfolio risk and (7) effectiveness of the Company's loan policies, procedures and internal controls. The total allowance established for each homogeneous loan pool represents the product of the historical loss ratio adjusted for qualitative factors and the total dollar amount of the loans in the pool.

Troubled Debt Restructurings:

The Company designates loan modifications as troubled debt restructurings ("TDRs") when for economic and legal reasons related to the borrower's financial difficulties, it grants a concession to the borrower that it would not otherwise consider. TDRs can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. In circumstances where the TDR involves charging off a portion of the loan balance, the Company typically classifies these restructurings as nonaccrual.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1.	Summary of Significant Accounting Policies, Continued

Troubled Debt Restructurings (Continued):

In connection with restructurings, the decision to maintain a loan that has been restructured on accrual status is based on a current, well documented credit evaluation of the borrower's financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower's current capacity to pay, which among other things may include a review of the borrower's current financial statements, an analysis of global cash flow sufficient to pay all debt obligations, a debt to income analysis, and an evaluation of secondary sources of payment from the borrower and any guarantors. This evaluation also includes an evaluation of the borrower's current willingness to pay, which may include a review of past payment history, an evaluation of the borrower's willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation also reflects consideration of the borrower's future capacity and willingness to pay, which may include evaluation of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest, and trends indicating improving profitability and collectability of receivables.

Restructured nonaccrual loans may be returned to accrual status based on a current, well-documented credit evaluation of the borrower's financial condition and prospects for repayment under the modified terms. This evaluation must include consideration of the borrower's sustained historical repayment for a reasonable period, generally a minimum of six months, prior to the date on which the loan is returned to accrual status.

Foreclosed Assets:

Foreclosed assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent write-downs to the value are expensed. The amount of residential real estate where physical possession had been obtained included within foreclosed assets at December 31, 2015 and 2014 was $227,000 and $3,293,000, respectively. The amount of residential real estate in process of foreclosure at December 31, 2015 was $61,000. There was no residential real estate in process of foreclosure at December 31, 2014.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1.	Summary of Significant Accounting Policies, Continued

Premises and Equipment:

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Buildings and leasehold improvements	15 - 40 years
Furniture and equipment	3-7 years

Goodwill and Intangible Assets:

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the acquired asset’s fair value. The goodwill impairment analysis is a two-step test. The first, used to identify potential impairment, involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment. The Company performs its annual goodwill impairment test as of December 31 of each year. For 2015, the results of the first step of the goodwill impairment test provided no indication of potential impairment. Goodwill will continue to be monitored for triggering events that may indicate impairment prior to the next scheduled annual impairment test.

Intangible assets consist of core deposit premiums acquired in connection with the Gulf South and Cornerstone transactions. The core deposit premium is initially recognized based on a valuation performed as of the consummation date. The core deposit premium is amortized over the average remaining life of the acquired customer deposits. Amortization expense relating to these intangible assets was $233,204 and $163,100 for the years ended December 31, 2015 and 2014, respectively. The intangible assets were evaluated for impairment as of December 31, 2015, and based on that evaluation it was determined that there was no impairment.

Transfer of Financial Assets:

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1.	Summary of Significant Accounting Policies, Continued

Advertising Costs:

The Company expenses all advertising costs as incurred. Advertising expense was $452,849 and $420,048 for the years ended December 31, 2015 and 2014, respectively.

Income Taxes:

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Stock Compensation Plans:

At December 31, 2015, the Company had options outstanding under stock-based compensation plans, which are described in more detail in Note 10. The plans have been accounted for under the accounting guidance (FASB ASC 718, Compensation - Stock Compensation) which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and stock or other stock based awards.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees' service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the market value of the Company's common stock at the date of grant is used for restrictive stock awards and stock grants.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1.	Summary of Significant Accounting Policies, Continued

Employee Benefit Plan:

Employee benefit plan costs are based on the percentage of individual employee's salary, not to exceed the amount that can be deducted for federal income tax purposes.

Variable interest entities:

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the entity has equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. At December 31, 2015, the Company had an investment in Community Advantage Fund, LLC that qualified as an unconsolidated VIE.

The Company’s investment in a partnership consists of an equity interest in a lending partnership for the purposes of loaning funds to an unrelated entity. This entity will use the funds to make loans through the SBA Community Advantage loan Initiative.

The Company uses the equity method when it owns an interest in a partnership and can exert significant influence over the partnership’s operations. Under the equity method, the Company’s ownership interest in the partnership’s capital is reported as an investment on its consolidated balance sheets in other assets and the Company’s allocable share of the income or loss from the partnership is reported in noninterest income or expense in the consolidated statements of income. The Company ceases recording losses on an investment in partnership when the cumulative losses and distributions from the partnership exceed the carrying amount of the investment and any advances made by the Company. After the Company’s investment in such partnership reaches zero, cash distributions received from these investments are recorded as income.

Comprehensive Income:

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1.	Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments:

Fair values of financial instruments are estimates using relevant market information and other assumptions, as more fully disclosed in Note 15. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Business Combinations:

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, acquired assets and assumed liabilities are included with the acquirer's accounts as of the date of acquisition at estimated fair value, with any excess of purchase price over the fair value of the net assets acquired (including identifiable intangible assets) capitalized as goodwill. In the event that the fair value of the net assets acquired exceeds the purchase price, an acquisition gain is recorded for the difference in consolidated statements of income for the period in which the acquisition occurred. An intangible asset is recognized as an asset apart from goodwill when it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred. Estimates of fair value are subject to refinement for a period of not to exceed one year from acquisition date as information relative to acquisition date fair values becomes available.

Earnings per common share:

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method

Segment reporting:

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

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1.	Summary of Significant Accounting Policies, Continued

Recently Issued Accounting Pronouncements:

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the Receivables topic of the Accounting Standards Codification (“ASC”) in ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to foreclosed assets In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to foreclosed assets upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods beginning after December 15, 2015, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from foreclosed assets to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to foreclosed assets are measured at the lower of the net amount of the loan receivable or the fair value of the foreclosed assets less costs to sell at the date of adoption. The Company will apply the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for annual periods beginning after December 15, 2017, and interim periods within annual reporting periods beginning after December 15, 2018. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements in ASU 2014-11, Transfers and Servicing (Topic 860). The new guidance requires entities to (1) account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for annual periods beginning after December 15, 2014, and interim periods beginning after December 15, 2015. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1.	Summary of Significant Accounting Policies, Continued

Recently Issued Accounting Pronouncements (Continued):

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have any effect on its financial statements.

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP in ASU No. 2015-01 - Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have any effect on its financial statements

In September 2015, the FASB issued guidance that simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments in ASU 2015-16: Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments. The amendments are effective for fiscal years beginning after December 15, 2015. The Company does not expect this guidance to have a material effect on its financial statements.

In January 2016, the FASB issued guidance that primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments in ASU No. 2016-01 -Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this update on its financial statements.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 1.	Summary of Significant Accounting Policies, Continued

Recently Issued Accounting Pronouncements (Continued):

In February 2016, the FASB issued guidance that requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability in ASU 2016-02: Leases (Topic 842). For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018. The Company is evaluating the impact of this update on its financial statements.

Reclassifications:

Certain captions and amounts in the 2014 financial statements were reclassified to conform with the 2015 presentation.

Note 2.	Business Combination

On June 18, 2015, the shareholders of the SmartFinancial, Inc (“Legacy SmartFinancial”) approved a merger with Cornerstone Bancshares, Inc. ticker symbol CSBQ, the one bank holding company of Cornerstone Community Bank, which became effective August 31, 2015 at which time Cornerstone Bancshares changed its name to SmartFinancial. Legacy SmartFinancial shareholders received 1.05 shares of Cornerstone common stock in exchange for each share of Legacy SmartFinancial common stock. After the merger, shareholders of Legacy SmartFinancial owned approximately 56% of the outstanding common stock of the combined entity on a fully diluted basis, after taking into account the exchange ratio and new shares issued as part of a capital raise through a private placement.

While Cornerstone was the acquiring entity for legal purposes, the merger is being accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC 805-10 Business Combinations. Under this guidance, for accounting purposes, Legacy SmartFinancial is considered the acquirer in the merger, and as a result the historical financial statements of the combined entity will be the historical financial statements of Legacy SmartFinancial.

The merger was effected by the issuance of shares of Cornerstone stock to shareholders of Legacy SmartFinancial. The assets and liabilities of Cornerstone as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of Legacy SmartFinancial. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill from the transaction was $4.2 million, none of which is deductible for income tax purposes.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 2.	Business Combination, Continued

In periods following the merger, the financial statements of the combined entity will include the results attributable to Cornerstone Community Bank beginning on the date the merger was completed. In the period ended December 31, 2015 the revenues and net income attributable to Cornerstone Community bank were $7.0 million and $1.6 million, respectively. The pro-forma impact to 2014 revenues and net income if the merger had occurred on December 31, 2013 would have been $19.6 million and $67 thousand, respectively.

The following table details the preliminary estimated financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed, and goodwill recognized:

Calculation of Purchase Price
Shares of CSBQ common stock outstanding as of August 31, 2015	6,643,341
Market price of CSBQ common stock on August 31, 2015	$3.85
Estimated fair value of CSBQ common stock (in thousands)	25,577
Estimated fair value of CSBQ stock options (in thousands)	2,858
Total consideration (in thousands)	$28,435

Allocation of Purchase Price (in thousands)
Total consideration above	$28,435
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	33,502
Investment securities available for sale	74,254
Loans	314,827
Premises and equipment	9,019
Bank owned life insurance	1,278
Core deposit intangible	2,750
Other real estate owned	5,672
Prepaid and other assets	4,301
Deposits	(349,462)
Securities sold under agreements to repurchase	(17,622)
FHLB advances and other borrowings	(42,307)
Payables and other liabilities	(11,943)
Total fair value of net assets acquired	24,269
Goodwill	$4,166

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 3.	Securities

The amortized cost and fair value of securities available-for-sale at December 31, 2015 and 2014 are summarized as follow (in thousands):

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government-sponsored enterprises (GSEs)	$22,745	$48	$(50)	$22,743

Municipal securities	7,614	52	(17)	7,649

Mortgage-backed securities	136,625	375	(979)	136,021

	$166,984	$475	$(1,046)	$166,413

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government-sponsored enterprises (GSEs)	$21,267	$45	$(205)	$21,107

Municipal securities	2,012	19	-	2,031

Mortgage-backed securities	76,089	394	(745)	75,738

	$99,368	$458	$(950)	$98,876

The amortized cost and estimated market value of securities at December 31, 2015, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,961	$1,967
Due from one year to five years	14,911	14,960
Due from five years to ten years	8,370	8,319
Due after ten years	5,117	5,146
	30,359	30,392
Mortgage-backed securities	136,625	136,021

	$166,984	$166,413

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 3.	Securities, Continued

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of December 31, 2015 and 2014 (in thousands):

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government- sponsored enterprises (GSEs)	$8,464	$(50)	$-	$-	$8,464	$(50)

Municipal securities	2,456	(17)	-	-	2,456	(17)

Mortgage-backed securities	72,641	(470)	16,325	(509)	88,966	(979)
	$83,561	$(537)	$16,325	$(509)	$99,886	$(1,046)

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government- sponsored enterprises (GSEs)	$3,305	$(10)	$9,795	$(195)	$13,100	$(205)

Municipal securities	-	-	-	-	-	-

Mortgage-backed securities	-	-	36,726	(745)	36,726	(745)
	$3,305	$(10)	$46,521	$(940)	$49,826	$(950)

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 3.	Securities, Continued

At December 31, 2015, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

U.S. Government-sponsored enterprises: At December 31, 2015, five investments in U.S. GSE securities had unrealized losses. These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments does not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Banks do not intend to sell the investments and it is more likely than not that the Banks will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Banks do not consider these investments to be other-than temporarily impaired at December 31, 2015.

Municipal securities: At December 31, 2015, seven investments in obligations of municipal securities had unrealized losses. The Banks believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Banks do not intend to sell the investments and it is not more likely than not that the Banks will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Banks do not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Mortgage-backed securities: At December 31, 2015, fifty-four investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Banks do not intend to sell the investments and it is not more likely than not that the Banks will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Banks do not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Sales of available for sale securities for the years ended December 31, 2015 and 2014, were as follows (in thousands):

	2015	2014
Proceeds	$7,304	$9,004
Gains realized	52	212
Losses realized	-	96

Securities with a carrying value of approximately $124,517,000 and $92,647,000 at December 31, 2015 and 2014, respectively, were pledged to secure various deposits, securities sold under agreements to repurchase, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Home Loan Bank.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 4.	Loans and Allowance for loan Losses

Portfolio Segmentation:

At December 31, 2015 and 2014, loans consist of the following (in thousands):

	December 31, 2015			December 31, 2014
	PCI Loans	All Other Loans	Total	PCI Loans	All Other Loans	Total
Commercial real estate	$20,050	$349,727	$369,777	$3,102	$190,349	$193,451
Consumer real estate	12,764	148,930	161,694	4,380	77,034	81,414
Construction and land development	2,695	102,783	105,478	36	52,469	52,505
Commercial and industrial	2,768	82,183	84,951	3	33,716	33,719
Consumer and other	-	5,815	5,815	-	2,314	2,314
Total loans	38,277	689,438	727,715	7,521	355,882	363,403
Less: Allowance for loan losses	-	(4,354)	(4,354)	-	(3,880)	(3,880)

Loans, net	$38,277	$685,084	$723,361	$7,521	$352,002	$359,523

For purposes of the disclosures required pursuant to the adoption of ASC 310, the loan portfolio was disaggregated into segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. There are five loan portfolio segments that include commercial real estate, consumer real estate, construction and land development, commercial and industrial, and consumer and other.

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

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 4.	Loans and Allowance for loan Losses, Continued

Portfolio Segmentation (Continued):

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

The allowance for loan losses is a valuation reserve allowance established through provisions for loan losses charged against income. The allowance for loan losses, which is evaluated quarterly, is maintained at a level that management deems sufficient to absorb probable losses inherent in the loan portfolio. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses. The allowance for loan losses is comprised of specific valuation allowances for loans evaluated individually for impairment and general allocations for pools of homogeneous loans with similar risk characteristics and trends.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 4.	Loans and Allowance for loan Losses, Continued

Credit Risk Management (Continued):

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

The qualitative factors considered by management include, among other factors, (1) changes in local and national economic conditions; (2) changes in asset quality; (3) changes in loan portfolio volume; (4) the composition and concentrations of credit; (5) the impact of competition on loan structuring and pricing; (6) the impact of interest rate changes on portfolio risk and (7) effectiveness of the Company's loan policies, procedures and internal controls. The total allowance established for each homogeneous loan pool represents the product of the historical loss ratio adjusted for qualitative factors and the total dollar amount of the loans in the pool.

The composition of loans by loan classification for impaired and performing loan status at December 31, 2015 and 2014, is summarized in the tables below (amounts in thousands):

	December 31, 2015
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Performing loans	$347,775	$145,289	$101,751	$81,715	$5,815	$682,345
Impaired loans	1,952	3,641	1,032	468	-	7,093
	349,727	148,930	102,783	82,183	5,815	689,438
PCI loans	20,050	12,764	2,695	2,768	-	38,277
Total	$369,777	$161,694	$105,478	$84,951	$5,815	$727,715

	December 31, 2014
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Performing loans	$188,169	$71,634	$50,301	$33,178	$2,314	$345,596
Impaired loans	2,180	5,400	2,168	538	-	10,286
	190,349	77,034	52,469	33,716	2,314	355,882
PCI loans	3,102	4,380	36	3	-	7,521
Total loans	$193,451	$81,414	$52,505	$33,719	$2,314	$363,403

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 4.	Loans and Allowance for loan Losses, Continued

Credit Risk Management (Continued):

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of December 31, 2015 and 2014 (amounts in thousands):

December 31, 2015
			Construction	Commercial	Consumer
	Commercial	Consumer	and Land	and	and
	Real Estate	Real Estate	Development	Industrial	Other	Total
Performing loans	$1,906	$1,015	$627	$519	$29	$4,096
Impaired loans	-	-	-	258	-	258
Total	$1,906	$1,015	$627	$777	$29	$4,354

December 31, 2014
			Construction	Commercial	Consumer
	Commercial	Consumer	and Land	and	and
	Real Estate	Real Estate	Development	Industrial	Other	Total
Performing loans	$1,734	$903	$630	$353	$26	$3,646
Impaired loans	-	3	60	171	-	234
Total	$1,734	$906	$690	$524	$26	$3,880

The following tables detail the changes in the allowance for loan losses for the year ending December 31, 2015 and December 31, 2014, by loan classification (amounts in thousands):

December 31, 2015

	Commercial	Consumer Real	Construction and Land	Commercial and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Total
Beginning balance	$1,734	$906	$690	$524	$26	$3,880
Loans charged off	(95)	(247)	(50)	-	(114)	(506)
Recoveries of loans charged off	-	-	26	19	12	57
Provision charged to operating expense	267	356	(39)	234	105	923
Ending balance	$1,906	$1,015	$627	$777	$29	$4,354

December 31, 2014

	Commercial	Consumer Real	Construction and Land	Commercial and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Total
Beginning balance	$1,603	$1,040	$726	$503	$264	$4,136
Loans charged off	-	(623)	(7)	(118)	(65)	(813)
Recoveries of loans charged off	2	-	-	-	123	125
Provision charged to operating expense	129	489	(29)	139	(296)	432
Ending balance	$1,734	$906	$690	$524	$26	$3,880

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 4.	Loans and Allowance for loan Losses, Continued

Credit Risk Management (Continued):

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

Watch: Loans in this risk category involve borrowers that exhibit characteristics, or are operating under conditions that, if not successfully mitigated as planned, have a reasonable risk of resulting in a downgrade within the next six to twelve months. Loans may remain in this risk category for six months and then are either upgraded or downgraded upon subsequent evaluation.

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

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 4.	Loans and Allowance for loan Losses, Continued

Credit Risk Management (Continued):

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of December 31, 2015 and 2014 (amounts in thousands):

Non PCI Loans

	December 31, 2015
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$349,030	$146,645	$101,751	$81,683	$5,815	$684,924
Watch	184	327	-	-	-	511
Special mention	387	-	-	32	-	419
Substandard	126	1,958	1,032	468	-	3,584
Doubtful	-	-	-	-	-	-
Total	$349,727	$148,930	$102,783	$82,183	$5,815	$689,438

PCI Loans

	December 31, 2015
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$17,127	$11,635	$1,947	$2,458	$-	$33,167
Watch	-	260	-	-	-	260
Special mention	1,975	-	526	221	-	2,722
Substandard	948	869	222	89	-	2,128
Doubtful	-	-	-	-	-	-
Total	$20,050	$12,764	$2,695	$2,768	$-	$38,277
Total loans	$369,777	$161,694	$105,478	$84,951	$5,815	$727,715

Non PCI Loans

	December 31, 2014
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$188,113	$71,199	$44,484	$33,178	$2,314	$339,288
Watch	56	226	6,273	-	-	6,555
Special mention	-	-	-	-	-	-
Substandard	2,180	5,609	1,712	538	-	10,039
Doubtful	-	-	-	-	-	-
Total	$190,349	$77,034	$52,469	$33,716	$2,314	$355,882

PCI Loans

	December 31, 2014
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$2,358	$3,968	$-	$-	$-	$6,326
Watch	-	309	36	3	-	348
Special mention	-	-	-	-	-	-
Substandard	744	103	-	-	-	847
Doubtful	-	-	-	-	-	-
Total	$3,102	$4,380	$36	$3	$-	$7,521
Total loans	$193,451	$81,414	$52,505	$33,719	$2,314	$363,403

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 4.	Loans and Allowance for loan Losses, Continued

Past Due Loans:

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. Generally, management places a loan on nonaccrual when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan is 90 days past due.

The following tables present the aging of the recorded investment in loans and leases as of December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015
	30-89 Days	Past Due 90
	Past Due and	Days or More		Total		Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	PCI Loans	Loans	Loans

Commercial real estate	$471	$258	$-	$729	$20,050	$348,998	$369,777
Consumer real estate	581	232	1,351	2,164	12,764	146,766	161,694
Construction and land development	137	-	483	620	2,695	102,163	105,478
Commercial and industrial	207	12	418	637	2,768	81,546	84,951
Consumer and other	12	-	-	12	-	5,803	5,815
Total	$1,408	$502	$2,252	$4,162	$38,277	$685,276	$727,715

	December 31, 2014
	30-89 Days	Past Due 90
	Past Due and	Days or More		Total	PCI	Current	Total
	Accruing	and Accruing	Nonaccrual	Past Due	Loans	Loans	Loans

Commercial real estate	$-	$-	$1,757	$1,757	$3,102	$188,592	$193,451
Consumer real estate	-	-	2,249	2,249	4,380	74,785	81,414
Construction and land development	-	-	643	643	36	51,826	52,505
Commercial and industrial	-	-	418	418	3	33,298	33,719
Consumer and other	12	-	-	12	-	2,302	2,314
Total	$12	$-	$5,067	$5,079	$7,521	$350,803	$363,403

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 4.	Loans and Allowance for loan Losses, Continued

Impaired Loans:

A loan held for investment is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following is an analysis of the impaired loan portfolio detailing the related allowance recorded as of and for the years ended December 31, 2015 and 2014 (amounts in thousands):

				For the year ended
	At December 31, 2015			December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Non PCI Loans:
Commercial real estate	$1,952	$1,952	$-	$1,898	$73
Consumer real estate	3,641	4,341	-	4,003	81
Construction and land development	1,033	1,033	-	1,044	26
Commercial and industrial	49	49	-	54	3
Consumer and other	-	-	-	-	-
	6,675	7,375	-	6,999	183

PCI loans: None in 2015

Impaired loans with a valuation allowance:
Non PCI Loans:
Commercial real estate	-	-	-	-	-
Consumer real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Commercial and industrial	418	418	258	448	-
Consumer and other	-	-	-	-	-
	418	418	258	448	-
PCI loans: None in 2015
Total impaired loans	$7,093	$7,793	$258	$7,447	$183

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 4.	Loans and Allowance for loan Losses, Continued

Impaired Loans (Continued):

				For the year ended
	At December 31, 2014			December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Non PCI Loans:
Commercial real estate	$2,180	$2,180	$-	$2,247	$193
Consumer real estate	5,155	5,692	-	5,289	362
Construction and land development	1,086	1,090	-	1,257	54
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-
	8,421	8,962	-	8,793	609

PCI loans: None in 2014

Impaired loans with a valuation allowance:
Non PCI Loans:
Commercial real estate	-	-	-	-	-
Consumer real estate	245	245	3	294	12
Construction and land development	1,082	1,082	60	1,101	82
Commercial and industrial	538	538	171	539	59
Consumer and other	-	-	-	-	-
	1,865	1,865	234	1,934	153
PCI loans: None in 2014
Total impaired loans	$10,286	$10,827	$234	$10,727	$762

Troubled Debt Restructurings:

At December 31, 2015 and 2014, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

In assessing whether or not a borrower is experiencing financial difficulties, the Company considers information currently available regarding the financial condition of the borrower. This information includes, but is not limited to, whether (i) the debtor is currently in payment default on any of its debt; (ii) a payment default is probable in the foreseeable future without the modification; (iii) the debtor has declared or is in the process of declaring bankruptcy; and (iv) the debtor's projected cash flow is sufficient to satisfy contractual payments due under the original terms of the loan without a modification.

The Company considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by the Company include the debtor's ability to access funds at a market rate for debt with similar risk characteristics, the significance of the modification relative to unpaid principal balance or collateral value of the debt, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 4.	Loans and Allowance for loan Losses, Continued

Troubled Debt Restructurings (Continued):

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of December 31, 2015 and 2014, management had approximately, $4,990,000 and $5,563,000, respectively, in loans that met the criteria for restructured, which included approximately $1,297,000 and $3,626,000, respectively, of loans on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

There were no loans modified as troubled debt restructurings during the year ended December 31, 2015.

The following table presents a summary of loans that were modified as troubled debt restructurings during the year ended December 31, 2014 (amounts in thousands):

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
December 31, 2014	Number of Contracts	Investment	Investment

Commercial real estate	1	$1,757	$1,757
Consumer real estate	3	3,169	3,169
Commercial and industrial	1	52	52

There were no loans that were modified as troubled debt restructurings during the past twelve months and for which there was a subsequent payment default.

Purchased Credit Impaired Loans:

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at December 31, 2015 is as follows (in thousands):

Commercial real estate	$22,995
Consumer real estate	16,909
Construction and land development	3,553
Commercial and industrial	3,660
Consumer and other	-
Total loans	$47,117
Less remaining purchase discount	(8,840)
38,277
Less: Allowance for loan losses	-

Carrying amount, net of allowance	$38,277

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 4.	Loans and Allowance for loan Losses, Continued

Purchased Credit Impaired Loans (Continued):

The following is a summary of the accretable discount on acquired loans for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014

Accretable yield, beginning of period	$7,983	$10,266
Additions	4,282	-
Accretion income	(1,805)	(2,252)
Reclassification from nonaccretable	151	(292)
Other changes, net	(394)	261
Accretable yield, end of period	$10,217	$7,983

The Company did not increase the allowance for loan losses on purchase credit impaired loans during the years ended December 31, 2015 and 2014.

Purchased credit impaired loans acquired during the year ended December 31, 2015 for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

Contractual principal and interest at acquisition	$45,678
Nonaccretable difference	(4,072)
Expected Cash flows at acquisition	41,606
Accretable yield	(4,282)
Basis in PCI loans at acquisition - estimated fair value	$37,324

Related Party Loans:

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. A summary of activity in loans to related parties is as follows (in thousands):

	2015	2014
Balance, beginning of year	$14,813	$16,230
Disbursements	548	7,847
Repayments	(4,510)	(9,264)
Balance, end of year	$10,851	$14,813

At December 31, 2015, the Company had pre-approved but unused lines of credit totaling approximately $1,378,000 to related parties.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 5.	Premises and Equipment

A summary of premises and equipment at December 31, 2015 and 2014, is as follows (in thousands):

	2015	2014
Land and land improvements	$7,012	$3,529
Building and leasehold improvements	16,933	11,257
Furniture, fixtures and equipment	5,701	4,713
Construction in progress	188	352
	29,834	19,851
Accumulated depreciation	(4,796)	(3,912)
	$25,038	$15,939

The Company leases several branch locations and also has one ground lease under non-cancelable operating lease agreements. The leases expire between August 2016 and January 2018. Lease expense under the leases was $565,667 and $585,262 in 2015 and 2014, respectively. At December 31, 2015, the remaining minimum lease payments relating to these leases were as follows (in thousands):

2016	$553
2017	172
2018	8

Depreciation expense was $992,746 and $788,380 for the years ended December 31, 2015 and 2014, respectively.

Related party transaction:

On September 25, 2014, the board of directors voted to approve the purchase of the Cornerstone Community Bank Miller Plaza Branch facility located at 835 Georgia Avenue, Chattanooga, Tennessee in the form of a condominium from Lamp Post Properties. The chairman of the board, Miller Welborn, previously owned 20% of Lamp Post Properties and, therefore, Mr. Welborn abstained from the September 25, 2014 vote. The purchase price of the building was $1.4 million and included two full floors and one partial floor of the building, parking, naming rights and signage privileges for the building, among certain other property rights. The transaction closed on February 24, 2015. As of October 1, 2015, Mr. Welborn has no ownership in Lamp Post Properties.

Note 6.	Deposits

The aggregate amount of time deposits in denominations of $250,000 or more was approximately $102,694,000 and $68,821,000 at December 31, 2015 and 2014, respectively. At December 31, 2015, the scheduled maturities of time deposits are as follows (in thousands):

2016	$218,268
2017	48,864
2018	41,151
2019	13,962
2020	16,855
Thereafter	827
$339,927

As of December 31, 2015 there was a fair value adjustment of $811,480 to time deposits as a result of the business combination discussed in Note 2.

At December 31, 2015 and 2014, the Company had $81,859 and $70,819, respectively, of deposit accounts in overdraft status that have been reclassified to loans on the accompanying consolidated balance sheets. From time to time, the Company engages in deposit transactions with its directors, executive officers and their related interests (collectively referred to as "related parties"). Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits at December 31, 2015 was $5.6 million.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 7.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. The merger with Cornerstone discussed in Note 2 generated $4,166,069 in goodwill on August 31, 2015. Goodwill is reviewed for potential impairment at least annually at the reporting unit level. The goodwill impairment test requires a two-step method to evaluate and calculate impairment. The first step requires estimation of the reporting unit’s fair value. If the fair value exceeds the carrying value, no further testing is required. If the carrying value exceeds the fair value, a second step is performed to determine whether an impairment charge must be recorded and, if so, the amount of such charge. The Company performed its annual goodwill impairment test as of December 31, 2015, and no impairment was indicated by this test. The Company has not identified any triggering events since the impairment test date that would indicate potential impairment.

Intangible Assets

Finite lived intangible assets of the Company represent a core deposit premium recorded upon the purchase of certain assets and liabilities from other financial institutions. The Company reviews the carrying value of this intangible on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have been incurred. Management has determined that no impairment has occurred on this asset.

The following table presents information about our core deposit premium intangible asset at December 31 (in thousands):

	2015		2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible asset:
Core deposit intangible	$3,375	$600	$625	$367

The following table presents information about aggregate amortization expense for 2015 and 2014 and for the succeeding fiscal years as follows (in thousands):

	2015	2014
Aggregate amortization expense of core deposit premium intangible	$233	$163

Estimated aggregate amortization expense of the core deposit premium intangible for the year ending December 31 (in thousands):

2016	$305
2017	210
2018	210
2019	210
2020	210
Thereafter	1,630

Total	$2,775

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 8. Income Taxes

Income tax expense in the consolidated statements of income for the years ended December 31, 2015 and 2014, includes the following (in thousands):

	2015	2014
Current tax expense
Federal	$77	$1,973
State	167	433
Deferred tax expense (benefit) related to:
Provision for loan losses	(250)	84
Depreciation	(12)	195
Fair value adjustments	312	(924)
Nonaccrual interest	121	(99)
Foreclosed real estate	1,008	(40)
Core deposit intangible	(89)	(63)
Other	307	(441)
Total income tax expense	$1,641	$1,118

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory income tax rates. The reasons for this difference are as follows (in thousands):

	2015	2014
Federal income tax expense computed at the statutory rate	$1,071	$1,003
State income taxes, net of federal tax benefit	176	127
Nondeductible acquisition expenses	295	-
Other	99	(12)
Total income tax expense	$1,641	$1,118

The components of the net deferred tax asset as of December 31, 2015 and 2014, were as follows (in thousands):

	2015	2014
Deferred tax assets:
Allowance for loan losses	$1,667	$1,361
Fair value adjustments	4,219	1,354
Foreclosed real estate	656	418
Deferred compensation	253	191
State net operating loss carryforward	339	-
Other	618	706
Total deferred tax assets	7,752	4,030
Deferred tax liabilities:
Accumulated depreciation	1,699	603
Core deposit intangible	1,063	99
Other	743	530
Total deferred tax liabilities	3,505	1,232
Net deferred tax asset	$4,247	$2,798

The income tax returns of the Company for 2014, 2013, and 2012 are subject to examination by the federal and state taxing authorities, generally for three years after they were filed.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 9.     Federal Home Loan Bank Advances and Other Borrowings

Line of Credit

On August 28, 2015, the Company entered into a loan agreement (the “Loan Agreement”) with CapStar Bank (the “Lender”) providing for a revolving line of credit of up to $8,000,000. The Company may borrow and reborrow under the revolving line of credit until February 28, 2017, after which no advances under the revolving line of credit may be reborrowed. During the first 90 days of the revolving line of credit or at any time during which the Company’s subsidiary banks maintain daily settlement accounts at the Lender, borrowings accrue interest at the Lender’s prime rate, subject to a 3.00% floor.

Beginning 90 days after the effective date of the revolving line of credit, the Company is required to pay quarterly payments of interest. In addition, commencing on April 15, 2017, the Company must pay quarterly principal amortization payments of $125,000 for each fiscal quarter in 2017, $190,000 for each fiscal quarter in 2018 and $210,000 for each fiscal quarter in 2019 and 2020 until and including the maturity date. The scheduled principal amortization payments are based upon the assumption that the revolving line of credit is fully drawn, and the required payments will be reduced on a pro-rata basis relative to the amount borrowed if the revolving line of credit is not fully drawn. The loan will mature on August 28, 2020, at which time all outstanding amounts under the loan agreement will become due and payable. In connection with entering into the Loan Agreement, the Company issued to the Lender a line of credit note dated as of August 28, 2015.

The Loan Agreement contains typical representations, warranties and covenants for a revolving line of credit, and the loan agreement has certain financial covenants and capital ratio requirements. Pursuant to the Loan Agreement, the Banks may not permit non-performing assets to be greater than 3.25% of total assets. The Banks must not permit their Texas ratio (nonperforming assets divided by the sum of tangible equity plus the allowance for loan and lease losses) to be greater than 35.00%, and they must not permit their liquidity ratio to be less than 9.00% (or less than 10.00% for two consecutive quarters). In addition, the Company will not permit its debt service coverage ratio to be less than 1.25:1.00 or its interest coverage ratio to be less than 2:50:1.00. As of December 31, 2015 the Company and the Banks were in compliance with all of the loan covenants.

The Loan Agreement has standard and commercially reasonable events of default, such as non-payment, failure to perform any covenant or agreement, breach of any representation or warranty, failure to pay other material indebtedness, bankruptcy, insolvency, any ERISA event, any material judgment, any material adverse effect, any change in control, any failure to be insured by the FDIC or any action by a governmental or regulatory authority, etc. The Lender has the right to accelerate the indebtedness upon an event of default.

The obligations of the Company under the Loan Agreement are secured by a pledge of all of the capital stock of the Banks pursuant to stock pledge and security agreements. In the event of a default by the Company under the loan Agreement, the lender may terminate the commitments made under the loan agreement, declare all amounts outstanding to be payable immediately, and exercise or pursue any other remedy permitted under the loan agreement or the pledge agreements, or conferred to the lender by operation of law. As of December 31, 2015 the outstanding borrowings under the line of credit were $2,000,000 and the rate was 3.50%.

The primary source of liquidity for the Company is the payment of dividends from the Banks. As of December 31, 2015, the Banks were under no dividend restrictions that requires regulatory approval prior to the payment of a dividend from the Banks to the Company.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 9. Federal Home Loan Bank Advances and Other Borrowings, Continued

FHLB borrowings

The Banks have agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide advances to the Banks in an amount up to $61,317,480. All of the loans are secured by first mortgages on 1-4 family residential, multi-family properties and commercial properties and are pledged as collateral for these advances. Additionally, the Banks have pledged securities to FHLB with a carrying amount of $23,853,366 at December 31, 2015. No securities were pledged at December 31, 2014.

At December 31, 2015, FHLB advances consist of the following (amounts in thousands):

Short-term advance dated January 28, 2015, requiring monthly interest payments, fixed at 0.63%, principal due in July 2016	$5,000

Short-term advance dated January 28, 2015, requiring monthly interest payments, fixed at 0.43%, principal due in January 2016	8,000

Short-term advance dated August 31, 2015, requiring monthly interest payments, fixed at 0.41%, principal due in February 2016	5,000

Long-term advance dated January 20, 2006, requiring monthly interest payments, fixed at 4.18%, with a put option exercisable in January 2009 and then quarterly thereafter, principal due in January 2016	5,000

Long-term advance dated January 10, 2007, requiring monthly interest payments, fixed at 4.25%, with a put option exercisable in January 2008 and then quarterly thereafter, principal due in January 2017	5,000

$28,000

There were no outstanding FHLB advances at December 31, 2014.

As of December 31, 2015 there was a fair value adjustment of $187,462 to FHLB borrowings as a result of the business combination discussed in Note 2.

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

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 9. Federal Home Loan Bank Advances and Other Borrowings, Continued

At December 31, 2015, scheduled maturities of the Federal Home Loan Bank advances, federal funds purchased of $4,000,000, and other borrowings are as follows (amounts in thousands):

2016	$27,000
2017	5,125
2018	190
2019	210
2020	1,475

Total	$34,000

Note 10. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401 (k) of the Internal Revenue Code covering substantially all employees. After one year of service the Company matches 100 percent of employee contributions up to 3 percent of compensation and 50 percent of employee contributions on the next 2 percent of compensation. The Company's contribution to the Plan was $219,017 in 2015 and $163,509 in 2014.

Stock Option Plans:

The Company has one equity incentive plan administered by the Board of Directors, and four plans or programs, pursuant to which the Company has outstanding prior grants. These plans are described below:

Legacy Cornerstone Bancshares, Inc. 2002 Long Term Incentive Plan – The plan provided Cornerstone Bancshares, Inc. officers and employees incentive stock options or non-qualified stock options to purchase shares of common stock. The exercise price for incentive stock options was not less than 100 percent of the fair market value of the common stock on the date of the grant. The exercise price of the non-qualified stock options was equal to or more or less than the fair market value of the common stock on the date of the grant. This plan expired in 2012.

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

Legacy SmartBank Stock Option Plan – This plan was assumed by the Company on August 31, 2015. The plan provides for incentive stock options and nonqualified stock options. The maximum number of common shares that can be sold or optioned under the plan is 525,000 shares. Under the plan, the exercise price of each option shall not be less than 100 percent of the fair market value of the common stock on the date of grant.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 10. Employee Benefit Plans, Continued

Stock Option Plans (Continued):

Legacy SmartFinancial, Inc. 2010 Incentive Plan - This plan was assumed by the Company on August 31, 2015. This plan provides for incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance awards, dividend equivalents and stock or other stock-based awards. The maximum number of common shares that can be sold or optioned under the plan is 525,000 shares. Under the plan, the exercise price of each option shall not be less than 100 percent of the fair market value of the common stock on the date of grant.

2015 Stock Incentive Plan – This plan provides for incentive stock options, nonqualified stock options, and restricted stock. The maximum number of shares of common stock that can be sold or optioned under the plan is 2,000,000 shares. The term of each option shall be no more than ten years from the date of grant. In the case of an incentive stock option granted to a participant who, at the time the option is granted, owns stock representing more than ten percent of the voting power of all classes of stock of the Company or any parent or subsidiary thereof, the term of the option shall be five years from the date of grant or such shorter term as may be provided in the award agreement.

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

The incentive stock options vest 30 percent on the second anniversary of the grant date, 30 percent on the third anniversary of the grant date and 40 percent on the fourth anniversary of the grant date. Director non-qualified stock options vest 50 percent on the first anniversary of the grant date and 50 percent on the second anniversary of the grant date.

A summary of the status of these stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2014	483,629	$10.20
Granted	52,689	15.05
Exercised	(24,292)	8.79
Forfeited	(3,289)	10.83
Share conversion	23,468	9.71
Retained by Cornerstone shareholders in merger	285,209	11.22
Outstanding at December 31, 2015	817,414	$10.62

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 10. Employee Benefit Plans, Continued

Stock Option Plans (Continued):

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2013	487,431	$10.21
Exercised	(3,242)	10.69
Forfeited	(560)	11.00
Outstanding at December 31, 2014	483,629	$10.20

Information pertaining to options outstanding at December 31, 2015, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$4.08	1,250	5.8 years	$4.08	1,250	$4.08
4.40	1,250	5.6 years	4.40	1,250	4.40
6.20	750	5.3 years	6.20	750	6.20
6.60	62,250	6.2 years	6.60	62,250	6.60
6.80	33,875	5.2 years	6.80	33,875	6.80
9.48	57,250	7.2 years	9.48	57,250	9.48
9.52	407,400	1.2 years	9.52	407,400	9.52
9.60	70,000	8.2 years	9.60	70,000	9.60
10.00	1,250	7.6 years	10.00	1,250	10.00
10.48	79,220	4.5 years	10.48	79,220	10.48
11.67	5,250	5.1 years	11.67	4,200	11.67
14.29	1,050	2.5 years	14.29	1,050	14.29
14.40	21,630	3.2 years	14.40	21,630	14.40
15.05	52,689	9.8 years	15.05	-	15.05
31.96	14,454	2.2 years	31.96	14,454	31.96
53.00	4,200	0.2 years	53.00	4,200	53.00
60.80	688	1.3 years	60.80	688	60.80
61.00	2,958	1.2 years	61.00	2,958	61.00
Outstanding, end of year	817,414	3.4 years	10.62	763,675	10.31

The Company recognized stock-based compensation expense of $ 140,077 and $14,624 for the periods ended December 31, 2015 and 2014, respectively. For the period ended December 31, 2015, $100,216 of direct stock grant expense issued to Directors was included in the stock-based compensation. The total fair value of shares underlying the options which vested during the periods ended December 31, 2015 and 2014, was $103,604 and $103,800, respectively. The income tax benefit recognized for the exercise of options for the periods ended December 31, 2015 was $27,738. No income tax benefit was recognized for the period ended December 31, 2014.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 10. Employee Benefit Plans, Continued

Stock Option Plans (Continued):

The intrinsic value of options exercised during the periods ended December 31, 2015 and 2014 was $171,574 and $13,968, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2015 was $5,019,089 and $4,959,647, respectively. Cash received from options exercised under all share-based payment arrangements for the period ended December 31, 2015 was $213,542.

Information related to non-vested options for the period ended December 31, 2015, is as follows:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Nonvested at December 31, 2014	7,358	$2.16
Granted	52,689	12.31
Vested	(6,439)	2.05
Forfeited/expired	(237)	2.02
Share conversion	368	2.17
Nonvested at December 31, 2015	53,739	$12.12

As of December 31, 2015, there was approximately $617,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 4.0 years.

The weighted average grant date fair value of all stock options granted during the twelve months ended December 31, 2015 was $12.31. This was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	0.0%
Expected life	10	Years
Expected volatility	81.7%
Risk-free interest rate	1.54%

There were no stock options granted during the twelve months period ended December 31, 2014.

Note 11. Securities Sold Under Agreements to Repurchase

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis.

At December 31, 2015 and 2014, the Company had securities sold under agreements to repurchase of $28,068,215 and $9,758,018, respectively, with commercial checking customers.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 12. Commitments and Contingencies

Loan Commitments:

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The majority of all commitments to extend credit are variable rate instruments while the standby letters of credit are primarily fixed rate instruments.

The Company's exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

A summary of the Banks’ total contractual amount for all off-balance sheet commitments at December 31, 2015 is as follows:

Commitments to extend credit	$122.2 million
Standby letters of credit, issued by the Company	$2.9 million

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary.

At December 31, 2015 and 2014, the carrying amount of liabilities related to the Company's obligation to perform under standby letters of credit was insignificant. The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on standby letters of credit for the years ended December 31, 2015 and 2014.

Contingencies:

In the normal course of business, the Company may become involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 13. Regulatory Matters

Regulatory Capital Requirements

The Company and the Banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

Effective January 1, 2015, the Company and the Banks are subject to the new regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. Under the new capital guidelines, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15 billion in total assets at that date, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. Tier 2 capital consists of the allowance for loan and lease losses in an amount not exceeding 1.25% of standardized risk-weighted assets, plus qualifying preferred stock, qualifying subordinated debt and qualifying total capital minority interest, net of Tier 2 investments in financial institutions. Total Tier 1 capital, plus Tier 2 capital, constitutes total risk-based capital. The required minimum ratios are as follows:

•	common equity Tier 1 capital ratio (common equity Tier 1 capital to standardized total risk-weighted assets) of 4.5%;
•	Tier 1 capital ratio (Tier 1 capital to standardized total risk-weighted assets) of 6%;
•	total capital ratio (total capital to standardized total risk-weighted assets) of 8%; and
•	leverage ratio (Tier 1 capital to average total consolidated assets) of 4%.

The new capital guidelines also provide that all covered banking organizations must maintain a new capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer requirement will be phased in beginning in January 1, 2016 at the 0.625% level and will be increased by that same amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019. When fully phased in, the capital conservation buffer effectively will result in a required minimum common equity Tier 1 capital ratio of at least 7.0%, Tier 1 capital ratio of at least 8.5% and total capital ratio of at least 10.5%. The capital guidelines also provide for a “countercyclical capital buffer” that is applicable only to certain covered institutions and does not have any current applicability to the Company and the Banks. Failure to satisfy the capital buffer requirements will result in increasingly stringent limitations on various types of capital distributions, including dividends, share buybacks and discretionary payments on Tier 1 instruments, and discretionary bonus payments.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 13. Regulatory Matters, Continued

Regulatory Capital Requirements (Continued):

The final regulatory capital rules also incorporate these changes in regulatory capital into the prompt corrective action framework, under which the thresholds for “adequately capitalized” banking organizations are equal to the new minimum capital requirements. Under this framework, in order to be considered “well capitalized”, insured depository institutions are required to maintain a Tier 1 leverage ratio of 5%, a common equity Tier 1 risk-based capital measure of 6.5%, a Tier 1 risked-based capital ratio of 8% and a total risk-based capital ratio of 10%.

At December 31, 2015, under the new regulations in effect on January 1, 2015, both the Company and the Banks were “well capitalized”. As permitted for regulated institutions that are not designated as ”advanced approach” banking organizations (those with assets greater than $250 billion or with foreign exposures greater than $10 billion), the Company and the Banks made a one-time, permanent election to opt out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. At December 31, 2014, the Banks were “well capitalized” under the standards in effect at that time. In 2014 the Company was not subject to the regulatory capital reporting requirements.

Regulatory Restrictions on Dividends

Pursuant to Tennessee banking law, the Banks may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to the Company in a calendar year in excess of the total of the Banks’ retained net income for that year plus the retained net income for the preceding two years. During the year ended December 31, 2015, SmartBank paid $500,000 in dividends to the Company. As of December 31, 2015, the Banks could pay approximately $7.4 million of dividends to the Company without prior approval of the Commissioner of the TDFI.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 13. Regulatory Matters, Continued

Regulatory Capital Levels

Actual and required capital levels at December 31, 2015 and 2014 are presented below (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2015
SmartFinancial, Inc.
Total Capital (to Risk-Weighted Assets)	$99,616	12.32%	$64,668	8.00%	$80,835	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	95,253	11.78%	48,501	6.00%	64,668	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	83,253	10.30%	36,376	4.50%	52,543	6.50%
Tier 1 Capital (to Average Assets)	95,253	9.45%	40,307	4.00%	50,383	5.00%

Cornerstone Community Bank
Total Capital (to Risk-Weighted Assets)	$40,227	11.69%	$27,559	8.00%	$34,449	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	39,717	11.53%	20,669	6.00%	27,559	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	39,717	11.53%	15,502	4.50%	22,392	6.50%
Tier 1 Capital (to Average Assets)	39,717	9.05%	17,550	4.00%	21,938	5.00%

SmartBank
Total Capital (to Risk-Weighted Assets)	$60,349	13.03%	$37,057	8.00%	$46,322	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	56,546	12.21%	27,793	6.00%	37,057	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	56,546	12.21%	20,845	4.50%	30,109	6.50%
Tier 1 Capital (to Average Assets)	56,546	10.05%	22,501	4.00%	28,126	5.00%

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2014
SmartBank
Total Capital (to Risk-Weighted Assets)	$59,088	14.73%	$32,085	8.00%	$40,106	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	55,457	13.83%	16,042	4.00%	24,064	6.00%
Tier 1 Capital (to Average Assets)	55,457	10.83%	20,475	4.00%	25,594	5.00%

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 14. Concentrations of Credit Risk

The Company originates primarily commercial, residential, and consumer loans to customers in eastern Tennessee, northwest Florida and north Georgia. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

Eighty seven percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market areas. Commercial real estate, including commercial construction loans, represented 65 percent of the loan portfolio at December 31, 2015, and 68 percent of the loan portfolio at December 31, 2014. Accordingly, the ultimate collectability of the loan portfolio and recovery of the carrying amount of foreclosed assets is susceptible to changes in real estate conditions in the Company's primary market areas. The other concentrations of credit by type of loan are set forth in Note 4.

The Banks, as a matter of policy, do not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $9,929,000 in case of Cornerstone Community Bank and $14,136,000 in the case of SmartBank.

Note 15. Fair Value of Assets and Liabilities

Determination of Fair Value:

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with Fair Value Measurements and Disclosures topic (FASB ASC 820), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 15. Fair Value of Assets and Liabilities, Continued

Fair Value Hierarchy:

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuation is based on inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents: For cash and due from banks, interest-bearing deposits, and federal funds sold, the carrying amount is a reasonable estimate of fair value based on the short-term nature of the assets.

Securities Available for Sale: Where quoted prices are available in an active market, management classifies the securities within Level 1 of the valuation hierarchy. If quoted market prices are not available, management estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, including GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, management classifies those securities in Level 3.

Restricted Investments: For restricted investments, the carrying amount is a reasonable estimate of fair value based on the redemption provisions of the restrictive entities.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 15. Fair Value of Assets and Liabilities, Continued

Fair Value Hierarchy (Continued):

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits: The fair values disclosed for demand deposits (for example, interest and noninterest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

Securities Sold Under Agreement to Repurchase: The carrying value of these liabilities approximates their fair value.

Federal Home Loan Bank Advances and Other Borrowings: The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

Commitments to Extend Credit and Standby Letters of Credit: Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 15. Fair Value of Assets and Liabilities, Continued

Assets Measured at Fair Value on a Recurring Basis:

Assets recorded at fair value on a recurring basis are as follows, in thousands

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:

U.S. Government-sponsored enterprises (GSEs)	$22,743	$-	$22,743	$-

Municipal securities	7,649	-	7,649	-

Mortgage-backed securities	136,021	-	136,021	-

Total securities available-for-sale	$166,413	$-	$166,413	$-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale:

U.S. Government-sponsored enterprises (GSEs)	$21,107	$-	$21,107	$-

Municipal securities	2,031	-	2,031	-

Mortgage-backed securities	75,738	-	75,738	-

Total securities available-for-sale	$98,876	$-	$98,876	$-

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 15. Fair Value of Assets and Liabilities, Continued

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$160	$-	$-	$160
Foreclosed assets	5,358	-	-	5,358

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,631	$-	$-	$1,631
Foreclosed assets	4,983	-	-	4,983

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements are presented below.

	Balance as of December 31, 2015 (in thousands)	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input

Impaired loans	$160	Appraisal	Appraisal Discounts	6.0%
Foreclosed assets	5,358	Appraisal	Appraisal Discounts	22.2%

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 15. Fair Value of Assets and Liabilities, Continued

Assets Measured at Fair Value on a Nonrecurring Basis (Continued):

Impaired Loans: Loans considered impaired under ASC 310-10-35, Receivables, are loans for which, based on current information and events, it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans can be measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent.

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

Foreclosed assets: Foreclosed assets, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at fair value less estimated costs to sell upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, a loss is recognized in noninterest expense.

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 15. Fair Value of Assets and Liabilities, Continued

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2015 and December 31, 2014 are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$79,965	$79,965	$46,736	$46,736
Securities available for sale	166,413	166,413	98,876	98,876
Restricted investments	4,451	4,451	2,090	2,090
Loans, net	723,361	721,338	359,523	360,210

Liabilities:
Noninterest-bearing demand deposits	131,419	131,419	53,640	53,640
Interest-bearing demand deposits	149,424	149,424	102,113	102,113
Savings deposits	236,901	236,901	120,092	120,092
Time deposits	340,739	342,873	178,963	179,876
Securities sold under agreements to repurchase	28,068	28,068	9,758	9,758
Federal Home Loan Bank advances and other borrowings	34,187	34,169	12,000	12,000

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 16. Small Business Lending Fund

During 2011, the Company issued to the Secretary of the Treasury 12,000 shares of preferred stock at $1,000 per share under the Small Business Lending Fund Program (the "SBLF Program"). Subject to regulatory approval, the Company may redeem the preferred stock for $1,000 per share, plus accrued and unpaid dividends, in whole or in part at any time. The SBLF Program is a voluntary program authorized under the Business Jobs Acts of 2010, whereby the United States Treasury can make capital investments in eligible institutions; the capital investments, in turn, are designed to increase the availability of credit for small businesses and promote economic growth by providing capital to qualified community banks at favorable rates. The Company paid cash dividends at a one percent rate or $120,000 for each of the years ended December 31, 2015 and 2014. The dividend rate for the preferred shares increases to nine percent on February 4, 2016.

Note 17. Concentration in Deposits

The Company had a concentration in its deposits of one customer totaling approximately $28,527,000 at December 31, 2014 and no concentration of deposits at December 31, 2015

Note 18. Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. The effect from the stock options on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below.

(Dollars in thousands, except share amounts)	2015	2014
Basic earnings per share computation:
Net income available to common stockholders	$1,390	$1,713
Average common shares outstanding – basic	3,985,220	2,963,589
Basic earnings per share	$0.35	$0.58
Diluted earnings per share computation:
Net income available to common stockholders	$1,390	$1,713
Average common shares outstanding – basic	3,985,802	2,963,589
Incremental shares from assumed conversions:
Stock options	296,307	329,898
Average common shares outstanding - diluted	4,281,527	3,293,487
Diluted earnings per share	$0.32	$0.52

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 19. Condensed Parent Information

(Dollars in thousands)

CONDENSED BALANCE SHEETS
	December 31,	December 31,
	2015	2014

ASSETS
Cash	$503	$476
Investment in subsidiaries	97,020	55,412
Other assets	4,817	-

Total assets	$102,340	$55,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$163	$-
Other borrowings	2,000	-

Total liabilities	2,163	-

Stockholders’ equity	100,177	55,888

Total liabilities and stockholders’ equity	$102,340	$55,888

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2015	2014

INCOME
Dividends	$-	$-
Interest income	-	-
	-	-

EXPENSES
Interest expense	40	-
Other operating expenses	1,817	350

Loss before equity in undistributed earnings of subsidiaries and income tax benefit	(1,857)	(350)

Equity in undistributed earnings of subsidiaries	2,993	2,178

Income tax benefit	374	5

Net income	1,510	1,833

Preferred stock dividend requirements	120	120

Net income available to common shareholders	$1,390	$1,713

SmartFinancial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Note 19. Condensed Parent Information, Continued

STATEMENTS OF CASH FLOWS
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,510	$1,833
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(2,993)	(2,178)
Other	(247)	5

Net cash used in operating activities	(1,730)	(340)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable	6,000	-
Repayment of note payable	(4,000)	-
Proceeds from issuance of common stock	4,043	34
Payment of dividends on preferred stock	(120)	(120)

Net cash provided by (used in) financing activities	5,923	(86)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Cornerstone Bancshares, Inc.	(4,166)	-

Net cash used in investing activities	(4,166)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27	(426)

CASH AND CASH EQUIVALENTS, beginning of year	476	902

CASH AND CASH EQUIVALENTS, end of year	$503	$476

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SmartFinancial maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. SmartFinancial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2015. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, SmartFinancial’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of SmartFinancial’s management on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the 2016 annual meeting of shareholders under the headings “Proposal One Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance and Board of Directors,” “Compensation of Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11 EXECUTIVE COMPENSATION

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the 2016 annual meeting of shareholders under the headings, “Proposal One Election of the Directors” and “Compensation of Directors and Executive Officers.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item will be included in SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 19, 2016 under the heading, “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes information concerning SmartFinancial’s equity compensation plans at December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:
2002 Long-Term Incentive Plan	143,305	$13.08	-
SmartBank Stock Option Plan	487,670	$9.69	15,086
SmartFinancial 2010 Incentive Plan	5,250	$11.67	519,750
2015 Stock Incentive Plan	52,689	$15.05	1,947,311
Equity compensation plans not approved by shareholders	128,500	$9.55	-
Total	817,414	$10.62	2,482,147

Equity Compensation Plans not Approved by Shareholders

During 2013 and 2014, Cornerstone issued non-qualified options to employees and directors. These non-qualified options are governed by the grant document issued to the holders. The non-qualified stock options for employees were issued at the market value of the common stock on the grant date and vest 30% on the second anniversary of the grant date, 60% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date. The non-qualified stock options for directors are issued at the market value of the common stock on the grant date and vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date. The term of all grants were determined by the compensation committee, not to exceed ten years. As of December 31, 2015, a total of 128,500 non-qualified stock options had been issued to Company employees and directors, of which 128,500 remained outstanding and exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 19, 2016 under the heading, “Proposal One Election of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 19, 2016 under the heading, “Proposal Three Ratification of Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:
(1)	Financial Statements

The following report and consolidated financial statements of SmartFinancial and Subsidiary are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015 and 2014 Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger dated as of December 5, 2014 by and among SmartFinancial, Inc., SmartBank, Cornerstone Bancshares, Inc. and Cornerstone Community Bank	Incorporated by reference to Appendix A to Form S-4 filed April 16, 2015

2.2	Loan Agreement, dated as of August 28, 2015, by and between Cornerstone Bancshares, Inc. (renamed SmartFinancial, Inc.) and CapStar Bank	Incorporated by reference to Exhibit 2.2 to Form 8-K filed September 2, 2015

2.3	Line of Credit Note, dated as of August 28, 2015	Incorporated by reference to Exhibit 2.3 to Form 8-K filed September 2, 2015

2.4	Stock Pledge and Security Agreement, effective as of September 1, 2015, by and between SmartFinancial, Inc. and CapStar Bank	Incorporated by reference to Exhibit 2.5 to Form 8-K filed September 2, 2015

3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015

3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015

4.1	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate	Filed Herewith

10.1*	SmartFinancial, Inc. 2015 Stock Incentive Plan	Incorporated by reference to Exhibit H to the Form S-4 filed April 16, 2015

10.2*	Form of 2015 Stock Incentive Agreement	Filed Herewith

10.3*	SmartFinancial, Inc. 2010 Incentive Plan and Form of Option Agreement, assumed by SmartFinancial	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.4*	SmartBank Stock Option Plan and Form of Option Agreement, assumed by SmartFinancial	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.5*	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Jr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 2, 2015

10.6*	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Sr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.3 to Form 8-K filed September 2, 2015

10.7*	Employment Agreement, dated as of April 15, 2015, by and among C. Bryan Johnson, SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2015

10.8*	Employment Agreement by and between John H. Coxwell, Sr., Cornerstone Bancshares, Inc. and Cornerstone Community Bank dated December 5, 2014	Incorporated by reference to Exhibit 10.4 to Form 8-K filed December 9, 2015

10.9*	First Amendment to Employment Agreement by and between John H. Coxwell, Sr., SmartFinancial, Inc. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 9, 2015

10.10*	First Amendment to Employment Agreement by and between James R. Vercoe, Jr. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 9, 2015

10.11*	First Amendment to Employment Agreement by and between Gary W. Petty, Jr., SmartFinancial, Inc. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 9, 2015

10.12*	Employment Agreement, dated as of December 5, 2014, by and between Felicia F. Barbee and Cornerstone Community Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 2, 2016

10.13*	First Amendment to Employment Agreement, dated as of February 27, 2016, by and between SmartBank and Felicia F. Barbee	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 2, 2016

10.14*	First Amendment to Employment Agreement, dated as of February 27, 2016, by and between SmartBank and Robert B. Watson	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 2, 2016

10.15	Form of Subscription Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2015

10.16	Form of Registration Rights Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 20, 2015

10.17*	Employment Agreement with Nathaniel F. Hughes, dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 10, 2014

10.18*	Employment Agreement with Gary W. Petty, Jr. dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc., Cornerstone Community Bank, and Gary W. Petty, Jr.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 10, 2014

10.19*	Employment Agreement with Robert B. Watson, dated as of December 5, 2014, by and between Cornerstone Community Bank and Robert B. Watson	Incorporated by reference to Exhibit 10.4 to Form 8-K filed December 10, 2014

10.20*	Employment Agreement with James R. Vercoe, Jr., dated as of December 5, 2014, by and between Cornerstone Community Bank and James R Vercoe, Jr.	Incorporated by reference to Exhibit 10.5 to Form 8-K filed December 10, 2014

10.21*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 5, 2004

10.22*	Form of Incentive Agreement under 2002 Long-Term Incentive Plan	Filed Herewith

14.1	Code of Conduct	Available on Registrant’s website www.smartbank.com in the Investor Relations area

21.1	Subsidiary of the registrant	Filed herewith

23.1	Consent of Mauldin & Jenkins, LLC	Filed herewith

31.1	Certification of principal executive officer	Filed herewith

31.2	Certification of principal financial officer	Filed herewith

32.1	Section 906 certifications of chief executive officer and chief financial officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTFINANCIAL, INC.

Date: March 30, 2016	By:	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer and Director
(principal executive officer)

By:	/s/ C. Bryan Johnson
C. Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2016.

Signature	Title

/s/ William Y. Carroll, Jr.	President and Chief Executive Officer and Director
William Y. Carroll, Jr.
(Principal Executive Officer)

/s/ C. Bryan Johnson	Executive Vice President and Chief Financial Officer
C. Bryan Johnson
(Principal Financial Officer and Principal Accounting Officer)

/s/ Victor L. Barrett	Director
Victor L. Barrett

/s/ Monique P. Berke	Director
Monique P. Berke

/s/ William Y. Carroll, Sr.	Director
William Y. Carroll, Sr.

/s/ Frank S. McDonald	Director
Frank S. McDonald

/s/ Ted C. Miller	Director
Ted C. Miller

/s/ David A. Ogle	Director
David A. Ogle

/s/ Doyce Payne	Director
Doyce Payne

/s/ Miller Welborn	Director
Miller Welborn

/s/ Keith E. Whaley	Director
Keith E. Whaley

/s/ Geoffrey A. Wolpert	Director
Geoffrey A. Wolpert

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger dated as of December 5, 2014 by and among SmartFinancial, Inc., SmartBank, Cornerstone Bancshares, Inc. and Cornerstone Community Bank	Incorporated by reference to Appendix A to Form S-4 filed April 16, 2015

2.2	Loan Agreement, dated as of August 28, 2015, by and between Cornerstone Bancshares, Inc. (renamed SmartFinancial, Inc.) and CapStar Bank	Incorporated by reference to Exhibit 2.2 to Form 8-K filed September 2, 2015

2.3	Line of Credit Note, dated as of August 28, 2015	Incorporated by reference to Exhibit 2.3 to Form 8-K filed September 2, 2015

2.4	Stock Pledge and Security Agreement, effective as of September 1, 2015, by and between SmartFinancial, Inc. and CapStar Bank	Incorporated by reference to Exhibit 2.5 to Form 8-K filed September 2, 2015

3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015

3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015

4.1	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate	Filed Herewith

10.1*	SmartFinancial, Inc. 2015 Stock Incentive Plan	Incorporated by reference to Exhibit H to the Form S-4 filed April 16, 2015

10.2*	Form of 2015 Stock Incentive Agreement	Filed Herewith

10.3*	SmartFinancial, Inc. 2010 Incentive Plan and Form of Option Agreement, assumed by SmartFinancial	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.4*	SmartBank Stock Option Plan and Form of Option Agreement, assumed by SmartFinancial	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.5*	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Jr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 2, 2015

10.6*	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Sr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.3 to Form 8-K filed September 2, 2015

10.7*	Employment Agreement, dated as of April 15, 2015, by and among C. Bryan Johnson, SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2015

10.8*	Employment Agreement by and between John H. Coxwell, Sr., Cornerstone Bancshares, Inc. and Cornerstone Community Bank dated December 5, 2014	Incorporated by reference to Exhibit 10.4 to Form 8-K filed December 9, 2015

10.9*	First Amendment to Employment Agreement by and between John H. Coxwell, Sr., SmartFinancial, Inc. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 9, 2015

10.10*	First Amendment to Employment Agreement by and between James R. Vercoe, Jr. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 9, 2015

10.11*	First Amendment to Employment Agreement by and between Gary W. Petty, Jr., SmartFinancial, Inc. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 9, 2015

10.12*	Employment Agreement, dated as of December 5, 2014, by and between Felicia F. Barbee and Cornerstone Community Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 2, 2016

10.13*	First Amendment to Employment Agreement, dated as of February 27, 2016, by and between SmartBank and Felicia F. Barbee	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 2, 2016

10.14*	First Amendment to Employment Agreement, dated as of February 27, 2016, by and between SmartBank and Robert B. Watson	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 2, 2016

10.15	Form of Subscription Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2015

10.16	Form of Registration Rights Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 20, 2015

10.17*	Employment Agreement with Nathaniel F. Hughes, dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 10, 2014

10.18*	Employment Agreement with Gary W. Petty, Jr. dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc., Cornerstone Community Bank, and Gary W. Petty, Jr.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 10, 2014

10.19*	Employment Agreement with Robert B. Watson, dated as of December 5, 2014, by and between Cornerstone Community Bank and Robert B. Watson	Incorporated by reference to Exhibit 10.4 to Form 8-K filed December 10, 2014

10.20*	Employment Agreement with James R. Vercoe, Jr., dated as of December 5, 2014, by and between Cornerstone Community Bank and James R Vercoe, Jr.	Incorporated by reference to Exhibit 10.5 to Form 8-K filed December 10, 2014

10.21*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 5, 2004

10.22*	Form of Incentive Agreement under 2002 Long-Term Incentive Plan	Filed Herewith

14.1	Code of Conduct	Available on Registrant’s website www.smartbank.com in the Investor Relations area

21.1	Subsidiary of the registrant	Filed herewith

23.1	Consent of Mauldin & Jenkins, LLC	Filed herewith

31.1	Certification of principal executive officer	Filed herewith

31.2	Certification of principal financial officer	Filed herewith

32.1	Section 906 certifications of chief executive officer and chief financial officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

*             This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.

