Form 10-Q
period 2016-03-31
SMARTFINANCIAL INC.
filed 2016-05-16
CIK 1038773

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to

Commission File Number: 333-203449

(Exact name of small business issuer as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5401 Kingston Pike, Suite 600 Knoxville, Tennessee	37919
(Address of principal executive offices)	(Zip Code)

865-453-2650	Cornerstone Bancshares, Inc
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal
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

Yes  ☐    No  ☒

As of May 6, 2016 there were 5,818,204 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

SmartFinancial, Inc. (“SmartFinancial”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. SmartFinancial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of the Company’s 2015 Annual Report on Form 10-K, as well as the following:  (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) economic conditions in the local markets where we operate, (vi) our ability to successfully integrate the operations of Cornerstone Community Bank with SmartBank and realize all of the anticipated benefits of the merger, (vii) the impact of our Series B Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (viii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (ix) the impact of recently enacted legislation on our business, (x) the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio, (xi) adverse impact on operations and financial condition of changes in interest rates, (xii) the impact of recently enacted legislation on our business, (xiii) the impact of federal and state regulations on our operations and financial performance, (xiv) our ability to retain the services of key personnel, (xv) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xvi) our ability to adapt to technological changes. Many of such factors are beyond SmartFinancial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. SmartFinancial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to SmartFinancial.

PART I –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2016	2015

ASSETS

Cash and due from banks	$45,906,750	$40,358,647
Interest-bearing deposits at other financial institutions	17,921,122	33,405,986
Federal funds sold	5,105,000	6,200,000

Total cash and cash equivalents	68,932,872	79,964,633

Securities available for sale	157,560,615	166,413,218
Restricted investments, at cost	4,451,250	4,451,050
Loans, net of allowance for loan losses of $4,527,547 at March 31, 2016 and $4,354,513 at December 31, 2015	736,412,390	723,360,786
Bank premises and equipment, net	25,679,675	25,037,510
Foreclosed assets	5,132,706	5,357,950
Goodwill and core deposit intangible, net	6,847,754	6,941,107
Other assets	11,206,876	12,436,625

Total assets	$1,016,224,138	$1,023,962,879

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$132,481,514	$131,418,580
Interest-bearing demand deposits	161,453,751	149,423,954
Money market and savings deposits	241,499,943	236,900,945
Time deposits	323,676,013	340,739,072

Total deposits	859,111,221	858,482,551

Securities sold under agreement to repurchase	20,747,022	28,068,215
Federal Home Loan Bank advances and other borrowings	30,125,169	34,187,462
Accrued expenses and other liabilities	4,252,577	3,047,792

Total liabilities	914,235,989	923,786,020

Stockholders' equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; 12,000 issued and outstanding in 2016 and 2015	12,000	12,000
Common stock - $1 par value; 40,000,000 shares authorized; 5,817,204 and 5,806,477 shares issued and outstanding in 2016 and 2015, respectively	5,817,204	5,806,477
Additional paid-in capital	82,716,630	82,616,015
Retained earnings	13,231,351	12,094,488
Accumulated other comprehensive income (loss)	210,964	(352,121)

Total stockholders' equity	101,988,149	100,176,859

Total liabilities and stockholders' equity	$1,016,224,138	$1,023,962,879

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Unaudited
	Three Months Ended
	March 31,
	2016	2015

INTEREST INCOME
Loans, including fees	$9,374,457	$4,518,547
Securities and interest bearing deposits at other financial institutions	716,580	417,903
Federal funds sold and other earning assets	63,309	28,161

Total interest income	10,154,346	4,964,611

INTEREST EXPENSE
Deposits	961,268	502,655
Securities sold under agreements to repurchase	16,460	2,951
Federal Home Loan Bank advances and other borrowings	45,286	694

Total interest expense	1,023,014	506,300

Net interest income before provision for loan losses	9,131,332	4,458,311

Provision for loan losses	137,557	283,942

Net interest income after provision for loan losses	8,993,775	4,174,369

NONINTEREST INCOME
Customer service fees	295,803	130,402
Gain on sale of securities	83,263	-
Gain on sale of loans and other assets	221,925	64,681
Gain on sale of foreclosed assets	57,977	382,657
Other noninterest income	411,864	230,123

Total noninterest income	1,070,832	807,863

NONINTEREST EXPENSES
Salaries and employee benefits	4,495,008	2,300,614
Net occupancy and equipment expense	1,018,428	543,901
Depository insurance	135,803	96,636
Foreclosed assets	56,658	41,348
Advertising	173,447	110,663
Data processing	341,380	209,713
Professional services	455,173	352,098
Amortization of intangible assets	93,353	40,775
Service contracts	285,627	159,070
Other operating expenses	897,021	425,704

Total noninterest expenses	7,951,898	4,280,522

Income before income tax expense	2,112,709	701,710

Income tax expense	763,846	363,318

Net income	1,348,863	338,392

Preferred stock dividends	212,000	30,000

Net income available to common stockholders	$1,136,863	$308,392

EARNINGS PER COMMON SHARE
Basic	$0.20	$0.10
Diluted	0.19	0.09

Weighted average common shares outstanding
Basic	5,807,488	2,965,783
Diluted	6,108,087	3,293,176
Dividends per share	N/A	N/A

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited
	Three Months Ended
	March 31
	2016	2015
Net income	$1,348,863	$338,392

Other comprehensive income , net of tax:
Unrealized holding gains arising during the period, net of tax expense of $381,291 and $313,689 in 2016 and 2015, respectively	614,708	505,558

Reclassification adjustment for gains included in net income, net of tax expense of $31,640 and $- in 2016 and 2015, respectively	(51,623)	-

Total other comprehensive income	563,085	505,558

Comprehensive income	$1,911,948	$843,950

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

For the Three Months Ended March 31, 2016

							Accumulated
					Additional		Other	Total
	Preferred	Common	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Shares	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE, December 31, 2015	12,000	5,806,477	12,000	5,806,477	82,616,015	12,094,488	(352,121)	100,176,859

Net income	-	-	-	-	-	1,348,863	-	1,348,863

Other comprehensive income	-	-	-	-	-	-	563,085	563,085

Exercise of stock options	-	10,727	-	10,727	66,980	-	-	77,707

Cash dividend on preferred stock	-	-	-	-	-	(212,000)	-	(212,000)

Stock compensation expense	-	-	-	-	33,635	-	-	33,635

BALANCE, March 31, 2016	12,000	5,817,204	$12,000	$5,817,204	$82,716,630	$13,231,351	$210,964	$101,988,149

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,348,863	$338,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	525,809	398,329
Provision for loan losses	137,557	283,942
Stock compensation expense	33,635	3,657
Gains from sale of securities	(83,263)	-
Net gains from sale of loans and other assets	(221,925)	(64,681)
Net gains from sale of foreclosed assets	(57,977)	(382,657)
Changes in other assets and liabilities:
Accrued interest receivable	106,932	2,377
Accrued interest payable	10,061	4,296
Other assets and liabilities	2,061,243	(209,647)

Net cash provided by operating activities	3,860,935	374,008

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security sales, maturities, and paydowns	9,652,595	7,207,517
Purchase of restricted investments	(200)	-
Loan originations and principal collections, net	(12,967,236)	(8,173,208)
Purchase of bank premises and equipment	(971,967)	(649,467)
Proceeds from sale of foreclosed assets	283,221	1,177,480

Net cash used in investing activities	(4,003,587)	(437,678)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	628,670	11,752,990
Net decrease in securities sold under agreements to repurchase	(7,321,193)	(5,151,311)
Issuance of common stock	77,707	-
Payment of dividends on preferred stock	(212,000)	(30,000)
Proceeds from Federal Home Loan Bank advances and other borrowings	18,000,000	-
Repayment of Federal Home Loan Bank advances and other borrowings	(22,062,293)	(12,000,000)

Net cash used in financing activities	(10,889,109)	(5,428,321)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,031,761)	(5,491,991)

CASH AND CASH EQUIVALENTS, beginning of year	79,964,633	46,736,414

CASH AND CASH EQUIVALENTS, end of year	$68,932,872	$41,244,423

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,012,953	$502,004
Cash paid during the period for taxes	-	500,000

NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized losses on securities available for sale	$(912,736)	$819,247
Acquisition of real estate through foreclosure	-	17,960
Financed sales of foreclosed assets	-	-

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business:

SmartFinancial, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the “Bank”). The Company provides a variety of financial services to individuals and corporate customers through its offices in eastern Tennessee, northwest Florida, and north Georgia. The Company’s primary deposit products are interest-bearing demand deposits and certificates of deposit. Its primary lending products are commercial, residential, and consumer loans.

Interim Financial Information (Unaudited)

The financial information in this report for March 31, 2016 and March 31, 2015 has not been audited. The information included herein should be read in conjunction with the Company’s 2015 annual consolidated financial statements and footnotes included elsewhere. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of SmartFinancial’s management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

Basis of Presentation and Accounting Estimates:

All adjustments consisting of normal recurring accruals, that in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements and related notes appearing the in the 2015 Annual Report previously filed on form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information, Continued

Recently Issued Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2015 as filed with the Securities and Exchange Commission. Since December 31, 2015, there have been no significant changes in any accounting principles or practices, or in the method of applying any such principles or practices.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Business Combination

On August 31, 2015 the Company, at the time named Cornerstone Bancshares, Inc., completed its merger with SmartFinancial, Inc (“Legacy SmartFinancial”), after which the Company changed its name to SmartFinancial, Inc. While Cornerstone was the acquiring entity for legal purposes, the merger was accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC 805-10 Business Combinations. Under this guidance, for accounting purposes, Legacy SmartFinancial is considered the acquirer in the merger, and as a result the historical financial statements of the combined entity are the historical financial statements of Legacy SmartFinancial.

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

As of March 31, 2016 there have not been any changes to the initial fair values recorded as part of the business combination.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Earnings per share

The following is a summary of the basic and diluted earnings per share for the three month periods ended March 31, 2016 and March 31, 2015.

	Three Months Ended March 31,
	2016	2015
Net income available to common shareholders	$1,136,863	$308,392
Weighted average common shares outstanding	5,807,488	2,965,783
Effect of dilutive stock options	300,599	327,393
Diluted shares	6,108,087	3,293,176
Basic earnings per common share	$0.20	$0.10
Diluted earnings per common share	$0.19	$0.09

For the three months ended March 31, 2016 and 2015, the effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share because the exercise price of such options is higher than the market price. There are 18,100 and 0 antidilutive stock options as of March 31, 2016 and 2015, respectively.

Note 4. Securities

The amortized cost and fair value of securities available-for-sale at March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government-sponsored enterprises (GSEs)	$17,732	$97	$-	$17,829

Municipal securities	7,582	83	(1)	7,664

Mortgage-backed securities	131,905	593	(430)	132,068

	$157,219	$773	$(431)	$157,561

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government-sponsored enterprises (GSEs)	$22,745	$48	$(50)	$22,743

Municipal securities	7,614	52	(17)	7,649

Mortgage-backed securities	136,625	375	(979)	136,021

	$166,984	$475	$(1,046)	$166,413

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities, Continued

At March 31, 2016, securities with a fair value totaling approximately $105,900,000 were pledged to secure public funds and securities sold under agreements to repurchase.

For the three months ended March 31, 2016, there were available-for-sale securities sold with proceeds totaling $5,072,500 which resulted in gross gains realized of $83,263 and gross losses of $-. For the three months ended March 31, 2015 there were no securities sold.

The amortized cost and estimated fair value of securities at March 31, 2016, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,949	$1,952
Due from one year to five years	12,899	12,946
Due from five years to ten years	5,356	5,429
Due after ten years	5,110	5,166
	25,314	25,493
Mortgage-backed securities	131,905	132,068

	$157,219	$157,561

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal securities	534	(1)	-	-	534	(1)

Mortgage-backed securities	34,957	(136)	12,127	(294)	47,084	(430)
	$35,491	$(137)	$12,127	$(294)	$47,618	$(431)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities, Continued

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

At March 31, 2016, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

U.S. Government-sponsored enterprises: At March 31, 2016, one investment in U.S. GSE securities had unrealized losses. This unrealized loss related principally to changes in market interest rates. The contractual terms of the investment does not permit the issuer to settle the security at a price less than the amortized cost bases of the investment. Because the Bank does not intend to sell the investment and it is more likely than not that the Bank will not be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Bank does not consider this investment to be other-than temporarily impaired at March 31, 2016.

Municipal securities: At March 31, 2016, two investments in obligations of municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

Mortgage-backed securities: At March 31, 2016, 34 (or thirty four) investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at March 31, 2016.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses

Portfolio Segmentation:

At March 31, 2016 and December 31, 2015, loans are summarized as follows (in thousands):

	March 31, 2016			December 31, 2015
	PCI Loans	All Other Loans	Total	PCI Loans	All Other Loans	Total
Commercial real estate	$17,106	$354,857	$371,963	$20,050	$349,727	$369,777
Consumer real estate	12,559	156,859	169,418	12,764	148,930	161,694
Construction and land development	2,612	107,976	110,588	2,695	102,783	105,478
Commercial and industrial	2,013	80,438	82,451	2,768	82,183	84,951
Consumer and other	-	6,520	6,520	-	5,815	5,815
Total loans	34,290	706,650	740,940	38,277	689,438	727,715
Less: Allowance for loan losses	(29)	(4,499)	(4,528)	-	(4,354)	(4,354)

Loans, net	$34,261	$702,151	$736,412	$38,277	$685,084	$723,361

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for loan Losses, Continued

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for loan Losses, Continued

Credit Risk Management (Continued):

The composition of loans by loan classification for impaired and performing loan status at March 31, 2016 and December 31, 2015, is summarized in the tables below (amounts in thousands):

	March 31, 2016
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Performing loans	$352,906	$153,175	$106,906	$80,005	$6,520	$699,512
Impaired loans	1,951	3,684	1,070	433	-	7,138
	354,857	156,859	107,976	80,438	6,520	706,650
PCI loans	17,106	12,559	2,612	2,013	-	34,290
Total	$371,963	$169,418	$110,588	$82,451	$6,520	$740,940

	December 31, 2015
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Performing loans	$347,775	$145,289	$101,751	$81,715	$5,815	$682,345
Impaired loans	1,952	3,641	1,032	468	-	7,093
	349,727	148,930	102,783	82,183	5,815	689,438
PCI loans	20,050	12,764	2,695	2,768	-	38,277
Total loans	$369,777	$161,694	$105,478	$84,951	$5,815	$727,715

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016
	Commercial	Consumer	Construction and Land	Commercial and	Consumer and
	Real Estate	Real Estate	Development	Industrial	Other	Total
Performing loans	$1,992	$1,049	$693	$507	$33	$4,274
PCI loans	20	9	-	-	-	29
Impaired loans	-	-	-	225	-	225
Total	$2,012	$1,058	$693	$732	$33	$4,528

	December 31, 2015
	Commercial	Consumer	Construction and Land	Commercial and	Consumer and
	Real Estate	Real Estate	Development	Industrial	Other	Total
Performing loans	$1,906	$1,015	$627	$519	$29	$4,096
Impaired loans	-	-	-	258	-	258
Total	$1,906	$1,015	$627	$777	$29	$4,354

There was no allowance for PCI loans at December 31, 2015.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for loan Losses, Continued

Credit Risk Management (Continued):

The following tables detail the changes in the allowance for loan losses for the three month period ending March 31, 2016 and year ending December 31, 2015, by loan classification (amounts in thousands):

	March 31, 2016
	Commercial	Consumer Real	Construction and Land	Commercial and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Total
Beginning balance	$1,906	$1,015	$627	$777	$29	$4,354
Loans charged off	-	-	-	-	(33)	(33)
Recoveries of loans charged off	15	18	3	17	16	69
Provision (reallocation) charged to operating expense	91	25	63	(62)	21	138
Ending balance	$2,012	$1,058	$693	$732	$33	$4,528

	December 31, 2015
		Consumer	Construction	Commercial
	Commercial Real Estate	Real Estate	and Land Development	and Industrial	Consumer and Other	Total
Beginning balance	$1,734	$906	$690	$524	$26	$3,880
Loans charged off	(95)	(247)	(50)	-	(114)	(506)
Recoveries of charge-offs	-	-	26	19	12	57
Provision (reallocation) charged to operating expense	267	356	(39)	234	105	923
Ending balance	$1,906	$1,015	$627	$777	$29	$4,354

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for loan Losses, Continued

Credit Risk Management (Continued):

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of March 31, 2016 and December 31, 2015 (amounts in thousands):

Non PCI Loans

	March 31, 2016
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$354,162	$154,525	$106,285	$79,992	$6,520	$701,484
Watch	182	385	93	-	-	660
Special mention	387	-	528	13	-	928
Substandard	126	1,949	1,070	433	-	3,578
Doubtful	-	-	-	-	-	-
Total	$354,857	$156,859	$107,976	$80,438	$6,520	$706,650

PCI Loans

	March 31, 2016
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$15,205	$9,673	$1,722	$1,901	$-	$28,501
Watch	783	1,920	670	46	-	3,419
Special mention	-	-	-	-	-	-
Substandard	1,118	966	220	66	-	2,370
Doubtful	-	-	-	-	-	-
Total	$17,106	$12,559	$2,612	$2,013	$-	$34,290
Total loans	$371,963	$169,418	$110,588	$82,451	$6,520	$740,940

Non PCI Loans

	December 31, 2015
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$349,030	$146,645	$101,751	$81,683	$5,815	$684,924
Watch	184	327	-	-	-	511
Special mention	387	-	-	32	-	419
Substandard	126	1,958	1,032	468	-	3,584
Doubtful	-	-	-	-	-	-
Total	$349,727	$148,930	$102,783	$82,183	$5,815	$689,438

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for loan Losses, Continued

Credit Risk Management (Continued):

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

The following tables present the aging of the recorded investment in loans and leases as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016
	30-89 Days Past Due and	Past Due 90 Days or More		Total Past Due		Current	Total
	Accruing	and Accruing	Nonaccrual	and NonAccrual	PCI Loans	Loans	Loans

Commercial real estate	$148	$-	$387	$535	$17,106	$354,322	$371,963
Consumer real estate	118	107	1,345	1,570	12,559	155,289	169,418
Construction and land development	1,075	-	522	1,597	2,612	106,379	110,588
Commercial and industrial	30	44	385	459	2,013	79,979	82,451
Consumer and other	13	-	-	13	-	6,507	6,520
Total	$1,384	$151	$2,639	$4,174	$34,290	$702,476	$740,940

	December 31, 2015
	30-89 Days	Past Due 90		Total
	Past Due and	Days or More		Past Due	PCI	Current	Total
	Accruing	and Accruing	Nonaccrual	and NonAccrual	Loans	Loans	Loans

Commercial real estate	$471	$258	$-	$729	$20,050	$348,998	$369,777
Consumer real estate	581	232	1,351	2,164	12,764	146,766	161,694
Construction and land development	137	-	483	620	2,695	102,163	105,478
Commercial and industrial	207	12	418	637	2,768	81,546	84,951
Consumer and other	12	-	-	12	-	5,803	5,815
Total	$1,408	$502	$2,252	$4,162	$38,277	$685,276	$727,715

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for loan Losses, Continued

Impaired Loans:

The following is an analysis of the impaired loan portfolio, excluding PCI loans, detailing the related allowance recorded as of March 31, 2016 and December 31, 2015 (amounts in thousands):

				For the three months
	At March 31, 2016			March 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$1,951	$1,951	$-	$1,952	$41
Consumer real estate	3,684	4,396	-	3,663	26
Construction and land development	1,070	1,070	-	1,052	3
Commercial and industrial	48	48	-	49	1
Consumer and other	-	-	-		-
	6,753	7,465	-	6,716	71

Impaired loans with a valuation allowance:
Commercial real estate	-	-	-	-	-
Consumer real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Commercial and industrial	385	418	225	402	-
Consumer and other	-	-	-	-	-
	385	418	225	402	-
Total impaired loans	$7,138	$7,883	$225	$7,118	$71

				For the year ended
	At December 31, 2015			December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$1,952	$1,952	$-	$1,898	$73
Consumer real estate	3,641	4,341	-	4,003	81
Construction and land development	1,033	1,033	-	1,044	26
Commercial and industrial	49	49	-	54	3
Consumer and other	-	-	-	-	-
	6,675	7,375	-	6,999	183

Impaired loans with a valuation allowance:
Commercial real estate	-	-	-	-	-
Consumer real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Commercial and industrial	418	418	258	448	-
Consumer and other	-	-	-	-	-
	418	418	258	448	-
Total impaired loans	$7,093	$7,793	$258	$7,447	$183

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for loan Losses, Continued

Troubled Debt Restructurings:

At March 31, 2016 and December 31, 2015, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of March 31, 2016 and December 31, 2015, management had approximately, $5,843,000 and $4,990,000, respectively, in loans that met the criteria for restructured, which included approximately $2,166,000 and $1,297,000, respectively, of loans on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following table presents a summary of loans that were modified as troubled debt restructurings during the three month period ended March 31, 2016 (amounts in thousands):

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
March 31, 2016	Number of Contracts	Investment	Investment

Construction and land development	1	$483	$483
Commercial and industrial	1	385	385

There were no loans modified as troubled debt restructurings during the year ended December 31, 2015.

There were no loans that were modified as troubled debt restructurings during the past twelve months and for which there was a subsequent payment default.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for loan Losses, Continued

Purchased Credit Impaired Loans:

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of March 31, 2016 is as follows:

Commercial real estate	$20,053
Consumer real estate	16,487
Construction and land development	3,463
Commercial and industrial	3,085
Consumer and other	-
Total loans	$43,088
Less remaining purchase discount	(8,798)
34,290
Less: Allowance for loan losses	(29)

Carrying amount, net of allowance	$34,261

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the three months period ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Accretable yield, beginning of period	$10,216	$3,816
Additions	-	-
Accretion income	(628)	(393)
Reclassification to nonaccretable	(41)	-
Other changes, net	60	107
Accretable yield	$9,606	$3,530

The Company increased the allowance for loan losses on purchase credit impaired loans by $29 thousand during the three month period ended March 31, 2016 but had no increase during the period ended March 31, 2015.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Commitments and Contingent Liabilities

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at March 31, 2016 is as follows:

Commitments to extend credit	$127.8 million
Standby letters of credit	$2.9 million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at March 31, 2016 will not have a material effect on SmartFinancial’s consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Fair Value Disclosures

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

Fair Value Hierarchy:

ASC Topic 820 also establishes a three-tier fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value, as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

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

The carrying value of restricted investments approximates fair value based on the redemption provisions of the restrictive entities..

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analysis, using market interest rates for comparable loans. Fair value for nonperforming loans are estimated using discounted cashflow analyses of underlying collateral values where applicable.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Fair Value Disclosures, Continued

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

Commitments to Extend Credit and Standby Letters of Credit: Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure..

Assets and liabilities recorded at fair value on a recurring basis are as follows (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Debt securities available-for-sale:

U.S. Government-sponsored enterprises (GSEs)	$17,829	$-	$17,829	$-

Mortgage-backed securities	132,068	-	132,068	-

Municipal securities	7,664	-	7,664	-

Total securities available-for-sale	$157,561	$-	$157,561	$-

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Debt securities available-for-sale:

U.S. Government-sponsored enterprises (GSEs)	$22,743	$-	$22,743	$-

Mortgage-backed securities:	136,021	-	136,021	-

Municipal securities	7,649	-	7,649	-

Total securities available-for-sale	$166,413	$-	$166,413	$-

SmartFinancial has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Fair Value Disclosures, Continued

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at March 31, 2016 and December 31, 2015 which are measured at fair value on a nonrecurring basis.

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$160	$-	$-	$160
Foreclosed assets	5,133	-	-	5,133

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
	Balance as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$160	$-	$-	$160
Foreclosed assets	5,358	-	-	5,358

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2016, the significant unobservable inputs used in the fair value measurements are presented below (in thousands).

	Balance as of March 31, 2016	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input

Impaired loans	$160	Appraisal	Appraisal Discounts	6.0%
Foreclosed assets	5,133	Appraisal	Appraisal Discounts	21.6%

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Fair Value Disclosures, Continued

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$68,933	$68,933	$79,965	$79,965
Securities available for sale	157,561	157,561	166,413	166,413
Restricted investments	4,451	4,451	4,451	4,451
Loans, net	736,412	745,547	723,361	721,338

Liabilities:
Noninterest-bearing demand deposits	132,482	132,482	131,419	131,419
Interest-bearing demand deposits	161,454	161,454	149,424	149,424
Money Market and Savings deposits	241,500	241,500	236,901	236,901
Time deposits	323,676	325,540	340,739	342,873
Securities sold under agreements to repurchase	20,747	20,747	28,068	28,068
Federal Home Loan Bank advances and other borrowings	30,125	30,139	34,187	34,169

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the “Company” or “SmartFinancial”) is a bank holding company incorporated under the laws of Tennessee and headquartered in Knoxville, Tennessee. In the first quarter of 2016, the Company conducted its business operations primarily through its wholly-owned subsidiaries, SmartBank and Cornerstone Community Bank, Tennessee chartered community banks providing services through 15 offices in eastern Tennessee, northwest Florida, and north Georgia. On February 26, 2016, the Company merged SmartBank and Cornerstone Community Bank together, with SmartBank surviving the merger.

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

While Cornerstone was the acquiring entity for legal purposes, the merger was accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC 805-10 Business Combinations. Under this guidance, for accounting purposes, Legacy SmartFinancial was considered the acquirer in the merger, and as a result the historical financial statements of the combined entity are the historical financial statements of Legacy SmartFinancial.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the first quarter of 2016:

•	The Company completed its merger of SmartBank and Cornerstone Community Bank on February 26, 2016 along with a simultaneous conversion of the core operating system of Cornerstone Community Bank.
•	Net income available to common shareholders totaled $1.1 million or $0.20 per share during the first quarter of 2016.
•	Annualized return on average assets equaled 0.54 percent in the first quarter of 2016, compared to 0.27 percent in the first quarter of 2015.
•	Annualized return on average equity equaled 5.33 percent in the first quarter of 2016, compared to 2.42 percent in the first quarter of 2015.
•	Annualized net loan growth was approximately 7.2 percent in the first quarter of 2016, with the growth coming from increases in owner occupied commercial real estate, residential real estate, and construction and development loans.
•	Gain on sale of assets increased to $222 thousand as sales on SBA loans increased and results from the mortgage unit accelerated even in spite of what is a normally weak quarter due to seasonality.
•	Maintained outstanding asset quality with just 0.78 percent of nonperforming assets to total assets.

Analysis of Results of Operations

First quarter of 2016 compared to 2015

Net income was $1.3 million in the first quarter of 2016, which was up from $338 thousand in the first quarter of 2015. Net income available to common shareholders was $1.1 million, or $0.19 per diluted common share, in the first quarter of 2016, an increase from $308 thousand, or $0.09 per diluted common share, in the first quarter of 2015. Net interest income to average assets of 3.65 percent in the first quarter of 2016 was up from 3.46 percent in the first quarter of 2015, with the increase as a result of higher yields on earning assets, a lower percentage of non-earning assets, and a higher percentage of non-interest bearing deposits. Noninterest income to average assets of 0.43 percent was down from 0.63 percent in the first quarter of 2015 as a result of lower gains on the sale of foreclosed assets in 2016 compared to 2015. Noninterest expense to average assets decreased from 3.32 percent in the first quarter of 2015 to 3.18 percent in first quarter of 2016 as the company started to capture efficiencies of scale. The resulting pretax pre-provision income to average assets was 0.90 percent in the first quarter of 2016, an improvement from 0.76 percent in the first quarter of 2015.

Net Interest Income and Yield Analysis

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	Three months ended March 31, 2016			Three months ended March 31, 2015
(Dollars in thousands)	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*

Assets
Loans (1)	$734,918	$9,374	5.12%	$366,209	$4,518	5.00%
Investment securities and interest bearing due froms(2)	182,988	730	1.60%	102,338	419	1.66%
Federal funds and other	8,817	64	2.91%	3,290	28	3.47%
Total interest-earning assets	926,723	10,168	4.40%	471,837	4,965	4.27%
Non-interest-earning assets	74,368			44,227
Total assets	$1,001,091			$516,064

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$150,538	$66	0.18%	$105,456	$36	0.14%
Money market and savings deposits	242,125	272	0.45%	120,567	109	0.37%
Time deposits	334,782	623	0.75%	174,898	358	0.83%
Total interest-bearing deposits	727,445	961	0.53%	400,921	503	0.51%
Securities sold under agreement to repurchase	21,237	17	0.32%	4,661	3	0.26%
Federal Home Loan Bank advances and other borrowings	23,504	45	0.76%	133	0	1.20%
Total interest-bearing liabilities	772,186	1,023	0.53%	405,715	506	0.51%
Noninterest-bearing deposits	123,242			52,407
Other liabilities	4,160			1,223
Total liabilities	899,588			459,345
Shareholders’ equity	101,503			56,719
Total liabilities and stockholders’ equity	$1,001,091			$516,064

Net interest income, taxable equivalent		$9,145			$4,459
Interest rate spread (3)			3.87%			3.76%
Tax equivalent net interest margin (4)			3.96%			3.79%

Percentage of average interest-earning assets to average interest-bearing liabilities			120.01%			116.3%
Percentage of average equity to average assets			10.14%			10.99%
* Taxable equivalent basis

(1)	Loans include loans held for sale and nonaccrual loans. Loan fees included in loan income was $627 thousand and $175 thousand for the quarters ended March 2016 and 2015, respectively

(2)	Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $13 thousand for the period ended March 31, 2016 and, $1 thousand for the period ended March 31, 2015.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

First quarter of 2016 compared to 2015

Net interest income improved to $9.1 million in the first quarter of 2016 from $4.5 million in the first quarter of 2015. The increase in net interest income was primarily the result of a significant increase in earning assets primarily from the merger. Average earning assets increased from $471.8 million in the first quarter of 2015 to $926.7 million in the first quarter of 2016. Over this period, average loan balances increased by $368.7. In addition, average interest-bearing deposits increased by $326.5 million and average noninterest-bearing deposits increased $70.8 million. Net interest income to average assets of 3.65 percent for the first quarter in 2016 was up from 3.46 percent during the same period in 2015. Net interest margin was 3.96 percent in the quarter, compared to 3.79 percent a year ago. Net interest margin was positively affected by a increase in the yield on earning assets from 4.27 percent a year ago to 4.40 percent in the quarter and the increase in noninterest-bearing deposits.

Rate and Volume Analysis

Net interest income increased by $4.6 million between the quarters ended March 31, 2016 and 2015. The following is an analysis of the changes in net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	Three months ended March 31,
	2016 Compared to 2015 Increase (decrease) due to
	Rate	Volume	Net
Interest-earning assets:
Loans (1)	$307	4,549	4,856
Investment securities (2)	(19)	330	311
Federal funds and other	(11)	47	36
Total interest-earning assets	277	4,926	5,203
Interest-bearing liabilities:
Interest-bearing demand deposits	14	16	30
Money market and savings deposits	54	109	163
Time deposits	(62)	327	265
Total interest-bearing deposits	6	452	458
Securities sold under agreement to repurchase	4	10	14
Federal Home Loan Bank advances and other borrowings	(24)	69	45
Total interest-bearing liabilities	(14)	531	517
Net interest income	$291	4,395	4,686

(1)	Loans include loans held for sale and nonaccrual loans.

(2)	Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $13 thousand for the period ended March 31, 2016 and, $1 thousand for the period ended March 31, 2015.

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

Non Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Three months ended March 31,
(Dollars in thousands)	2016	2015

Service charges and fees on deposit accounts	$296	$130
Gain (loss) on sale of securities	83	-
Gain (loss) on sale of loans and other assets	222	65
Gain (loss) on sale of foreclosed assets	58	383
Other noninterest income	412	230
Total non-interest income	$1,071	$808

First quarter of 2016 compared to 2015

Non-interest income totaled $1.1 million in the first quarter of 2016, which was an increase of approximately 33 percent from the first quarter of 2015. Noninterest income to average assets of 0.43 percent for the quarter was down from 0.63 percent in 2015 as prior year results included higher gains on the sales of foreclosed assets. Charges and fees on deposit accounts increased $166 thousand primarily due to increased deposit accounts from the merger. Gains on the sale of loans, which includes mortgage and SBA were $222 thousand, up substantially from $65 thousand a year ago.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Three months ended March 31,
(Dollars in thousands)	2016	2015

Salaries and employee benefits	$4,495	$2,301
Occupancy expense	1,019	544
Data Processing	341	210
Professional expenses	455	352
Foreclosed asset expense	57	41
Advertising	173	111
Amortization of intangible assets	93	41
Depository insurance	136	97
Service contracts	286	159
Other non-interest expense	897	425
Total non-interest expense	$7,952	$4,281

First quarter of 2016 compared to 2015

Non-interest expense totaled $8.0 million in the first quarter of 2016 compared to $4.3 million in the first quarter of 2015. Noninterest expense to average assets decreased from 3.32 percent a year ago to 3.18 percent in the quarter. Salaries and employee benefits, occupancy, data processing, and other non-interest expense categories in 2016 were all significantly impacted by the merger which added employees, branches and other facilities, and equipment to the Company's expense base. In addition, in 2016 there were addition professional service expenses as a result of being a company with publicly traded securities registered with the SEC.

Taxes

First quarter of 2016 compared to 2015

In the first quarter of 2016 income tax expense totaled $764 thousand compared to $363 thousand a year ago. Income taxes a year ago were elevated by non-deductible merger expenses resulting in an effective tax rate of approximately 52 percent compared to approximately 36 percent in the first quarter of 2016.

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $736.4 million at March 31, 2016 and $723.4 million at December 31, 2015. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential fixed rate mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic net loans increased by $33.8 million, or 7.5 percent, from December 31, 2015, to $485.4 million at March 31, 2016 as we continue to originate well-underwritten loans. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed since purchase.

Purchased Loans

Purchased non-credit impaired loans of $216.8 million at March 31, 2016 were down from $233.5 million at December 31, 2015 as a result of loan payoffs and renewals. Since December 31, 2015, our net purchased credit impaired (“PCI”) loans decreased by $4.0 million to $34.3 million at March 31, 2016. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or our future acquisition activity.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	March 31, 2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$237,103	$117,754	$17,106	$371,963	50.2%
Consumer real estate-mortgage	105,959	50,900	12,559	169,418	22.9%
Construction and land development	84,947	23,029	2,612	110,588	14.9%
Commercial and industrial	56,301	24,137	2,013	82,451	11.1%
Consumer and other	5,552	968	-	6,520	0.9%
Total gross loans receivable, net of deferred fees	489,862	216,788	34,290	740,940	100.0%
Allowance for loan and lease losses	(4,499)	-	(29)	(4,528)
Total loans, net	$485,363	$216,788	$34,261	$736,412

	December 31, 2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortage	$229,203	$120,524	$20,050	$369,777	50.8%
Consumer real estate-mortgage	95,233	53,697	12,764	161,694	22.2%
Construction and land development	73,028	29,756	2,695	105,479	14.5%
Commercial and industrial	53,761	28,422.00	2,768	84,951	11.7%
Consumer and other	4,692	1,123.00	-	5,815	0.8%
Total gross loans receivable, net of deferred fees	455,917	233,521	38,277	727,715	100.0%
Allowance for loan and lease losses	(4,354)	-	-	(4,354)
Total loans, net	$451,563	$233,521	$38,277	$723,361

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year.

					Rate Structure for Loans
					Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$39,448	$238,075	$94,440	$371,963	$259,220	$73,295
Consumer real estate-mortgage	15,904	99,636	53,878	169,418	127,310	26,204
Construction and land development	56,565	41,284	12,739	110,588	34,894	19,129
Commercial and industrial	28,139	46,949	7,363	82,451	45,523	8,789
Consumer and other	4,148	2,357	15	6,520	2,284	88
Total Loans	$144,204	$428,301	$168,435	$740,940	$469,231	$127,505

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.38 percent as of March 31, 2016 , which was almost unchanged from December 31, 2015 . Total nonperforming assets as a percentage of total assets as of March 31, 2016 totaled 0.78 percent compared to 0.79 percent as of December 31, 2015. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due

The following table summarizes the Company's nonperforming assets for the periods presented.

	March 31,	December 31,
(Dollars in thousands)	2016	2015

Nonaccrual loans	$2,639	$2,252
Accruing loans past due 90 days or more (1)	151	502
Total nonperforming loans	2,790	2,754
Foreclosed assets	5,133	5,358
Total nonperforming assets	$7,923	$8,112

Restructured loans not included above	$2,167	$3,693

(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At March 31, 2016 problem loans amounted to approximately $3.7 million or 0.51 percent of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of March 31, 2016 and December 31, 2015, our allowance for loan losses was $4.5 million and $4.4 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in 2016 as compared to 2015 is the result of increases in organic loan growth. Our allowance for loan loss as a percentage of total loans has increased slightly from 0.60 percent at December 31, 2015 to 0.61 percent at March 31, 2016. As a percentage of organic loans the allowance for loan losses decreased from 0.95 percent at December 31, 2015 to 0.92 percent at March 31, 2015.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. As of March 31, 2016 the balance on PCI loans was $43.1 million while the carrying value was $34.3 million. These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount on a loan-by-loan basis to determine if additional provisioning should be recognized. At March 31, 2016, there were $29 thousand in allowances on purchased loans.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of March 31, 2016 and December 31, 2015 and the percentage of loans in each category to total loans (in thousands):

	March 31,		December, 31
	2016		2015
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$2,012	44.4%	$1,906	43.8%
Consumer real estate-mortgage	1,058	23.4%	1,015	23.3%
Construction and land development	693	15.3%	627	14.4%
Commercial and industrial	732	16.2%	777	17.8%
Consumer and other	33	0.7%	29	0.7%
Total allowance for loan losses	$4,528	100.0%	$4,354	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans offset by improvements of our loan portfolio and the reduction of nonperforming loans and net charge-offs, which is largely influenced by the overall improvement in the economies in our market areas. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans were approximately $258 thousand at December 31, 2015 compared to $254 thousand at March 31, 2016.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods ended March 31, 2016 and December 31, 2015 including the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	March 31,	December, 31
	2016	2015
Balance at beginning of period	$4,354	$3,880
Provision for loan losses	138	923
Charged-off loans:
Commercial real estate-mortage	-	(95)
Consumer real estate-mortgage	-	(247)
Construction and land development	-	(50)
Commercial and industrial	-	-
Consumer and other	(33)	(114)
Total charged-off loans	(33)	(506)
Recoveries of previously charged-off loans:
Commercial real estate-mortage	15	-
Consumer real estate-mortgage	18	-
Construction and land development	3	26
Commercial and industrial	17	19
Consumer and other	16	12
Total recoveries of previously charged-off loans	69	57
Net charge-offs	36	(449)
Balance at end of period	$4,528	$4,354

Ratio of allowance for loan losses to total loans outstanding at end of period	0.61%	0.60%
Ratio of net charge-offs to average loans outstanding for the period	0.00%	-0.09%

We assess the adequacy of the allowance at the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon our evaluation of the loan portfolio, past loan loss experience, known and inherent risks in the portfolio, the views of the Bank’s regulators, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Investment Portfolio

Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $157.6 million and $166.4 million at March 31, 2016 and December 31, 2015, respectively. Our investments to assets ratio has decreased from 16.3 percent at December 31, 2015 to 15.5 percent at March 31, 2016 as we reduced the ratio of investments to total assets on our balance sheet to allocate more funding to loans. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the book value of the Company’s investment securities. In the periods ended March 31, 2016 and December 31, 2015 all investment securities were classified as available for sale.

Book Value of Investment Securities
(in thousands)	March, 31	December 31,
	2016	2015

U.S. Government agencies	$17,732	$22,745
State and political subdivisions	7,582	7,614
Mortgage-backed securities	131,905	136,625
Total securities	$157,219	$166,984

The following table presents the contractual maturity of investment securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis).  The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Contractual Maturity of Investment Securities

As of March 31, 2016

(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
U.S. Government agencies	$-	$12,274	$3,458	$2,000	$17,732
State and political subdivisions	1,949	625	1,898	3,110	7,582
Mortgage-backed securities	-	3,076	32,198	96,631	131,905
Total securities available for sale	$1,949	$15,975	$37,554	$101,741	$157,219
Weighted average yield (1)	1.48%	1.58%	1.73%	1.91%	1.83%

(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of March 31, 2016, brokered deposits represented approximately 5.8 percent of total deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for the quarters ended March 31, 2016 and December 31, 2015.

	March 31,			December, 31
	2016			2015
(Dollars in thousands)	Average Balance	% of Total	Average Rate	Average Balance	% of Total	Average Rate

Non-interest demand	$123,242	14.5%	-	$130,212	15.4%	-
Interest-bearing demand	150,538	17.7%	0.18%	138,156	16.3%	0.15%
Money market and savings	242,125	28.5%	0.45%	234,637	27.7%	0.44%
Time deposits	334,782	39.3%	0.75%	344,095	40.6%	0.72%
Total average deposits	$850,687	100.0%	0.53%	$847,100	100.0%	0.52%

Following the merger in 2015 the overall mix of average deposits has shifted to a higher percentage of non-interest bearing and money market and savings deposits, with reductions in the percentage of deposits held in interest-bearing demand accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost interest-bearing of deposits was 0.53 percent in the first quarter of 2016 compared to 0.52 percent in the fourth quarter of 2015 due to changes in deposit mix and higher rates on saving and money market accounts.

Total deposits as of March 31, 2016 were $859.1 million, which was an increase of $629 thousand from December 31, 2015. As of March 31, 2016 the Company had outstanding time deposits under $100,000 with balances of $89.0 million, time deposits over $100,000 with balances of $234.0 million, and a fair value premium for time deposits of approximately $627 thousand. The following table summarizes the maturities of time deposits $100,000 or more as of March 31, 2016.

(Dollars in thousands)	March 31, 2016

Remaining maturity:
Three months or less	$23,845
Three to six months	66,100
Six to twelve months	54,056
More than twelve months	89,954
Total	$233,955

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital for debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Short-term borrowings totaled $30.0 million at March 31, 2016 comprised of $10 million in FHLB advances maturing within twelve months and the remainder consisted of Federal Funds purchased. Short-term borrowings totaled $32.0 million at December31, 2015 comprised of $28 million in FHLB advances maturing within twelve months and the remainder consisted of Federal Funds purchased. There was no long-term debt outstanding at March 31, 2016 as the company paid down the balance of $2 million on the line of credit which was outstanding on December 31, 2015.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At March 31, 2016 and December 31, 2015, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

Liquidity and Off-Balance Sheet Arrangements

At March 31, 2016, we had $127.8 million of pre-approved but unused lines of credit and $3.0 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

Market Risk and Liquidity Risk Management

The Bank’s Asset Liability Management Committee (“ALCO”) is responsible for making decisions regarding liquidity and funding solutions based upon approved liquidity, loan, capital and investment policies. The ALCO must consider interest rate sensitivity and liquidity risk management when rendering a decision on funding solutions and loan pricing. To assist in this process the Bank has contracted with an independent third party to prepare quarterly reports that summarize several key asset-liability measurements. In addition, the third party will also provide recommendations to the Bank’s ALCO regarding future balance sheet structure, earnings and liquidity strategies. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management. We do not believe there have been any material changes to the Company’s interest rate sensitivity or liquidity risk from December 31, 2015 to the period ended March 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to SmartFinancial (including its consolidated subsidiaries) required to be included in SmartFinancial’s periodic filings under the Exchange Act.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are various claims and lawsuits in which SmartFinancial is periodically involved incidental to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 1A. Risk Factors.

SmartFinancial, as a smaller reporting company, is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

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

SmartFinancial, Inc.

Date:	May 16, 2016	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	May 16, 2016	/s/ Christopher Bryan Johnson
Christopher Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

