Form 10-Q
period 2016-06-30
SMARTFINANCIAL INC.
filed 2016-08-12
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to

Commission File Number:333-203449

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
Yes  ☐    No  ☒

As of August 5, 2016 there were 5,838,385 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

SmartFinancial, Inc. (“SmartFinancial”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. SmartFinancial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of the Company’s 2015 Annual Report on Form 10-K, as well as the following:  (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) economic conditions in the local markets where we operate, (vi) our ability to realize all of the anticipated benefits of the merger between Cornerstone Community Bank and SmartBank, (vii) the impact of our Series B Preferred Stock on net income available to holders of our Common Stock and earnings per common share, (viii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (ix) the impact of recently enacted legislation on our business, (x) the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio, (xi) adverse impact on operations and financial condition of changes in interest rates, (xii) the impact of recently enacted legislation on our business, (xiii) the impact of federal and state regulations on our operations and financial performance, (xiv) our ability to retain the services of key personnel, (xv) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xvi) our ability to adapt to technological changes. Many of such factors are beyond SmartFinancial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. SmartFinancial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to SmartFinancial.

Non-GAAP Financial Measures

Under SEC Regulation G, public companies making disclosures containing financial measures that are not in accordance with GAAP must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure. The SEC has exempted from the definition of non-GAAP financial measures certain commonly used financial measures that are not based on GAAP. However, two non-GAAP financial measures commonly used by financial institutions, namely tax-equivalent net interest income and tax-equivalent net interest margin (as presented in the tables in the section labeled “Net Interest Income and Yield Analysis”), have not been specifically exempted by the SEC, and may therefore constitute non-GAAP financial measures under Regulation G. We are unable to state with certainty whether the SEC would regard those measures as subject to Regulation G. Management believes that these non-GAAP financial measures are useful in evaluating the Company’s financial performance and facilitate comparisons with the performance of other financial institutions. However, that information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

PART I –FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$32,453,867	$40,358,647
Interest-bearing deposits at other financial institutions	39,283,250	33,405,986
Federal funds sold	—	6,200,000
Total cash and cash equivalents	71,737,117	79,964,633

Securities available for sale	142,874,504	166,413,218
Restricted investments, at cost	4,451,250	4,451,050
Loans, net of allowance for loan losses of $4,719,792 at June 30, 2016 and $4,354,513 at December 31, 2015	768,676,292	723,360,786
Bank premises and equipment, net	25,844,020	25,037,510
Foreclosed assets	4,935,768	5,357,950
Goodwill and core deposit intangible, net	6,754,402	6,941,107
Other assets	9,524,159	12,436,625
Total assets	$1,034,797,512	$1,023,962,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$145,863,797	$131,418,580
Interest-bearing demand deposits	153,165,963	149,423,954
Money market and savings deposits	258,280,729	236,900,945
Time deposits	331,438,457	340,739,072
Total deposits	888,748,946	858,482,551

Securities sold under agreement to repurchase	26,882,748	28,068,215
Federal Home Loan Bank advances and other borrowings	10,091,202	34,187,462
Accrued expenses and other liabilities	6,010,680	3,047,792
Total liabilities	931,733,576	923,786,020

Stockholders' equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; 12,000 issued and outstanding in 2016 and 2015	12,000	12,000
Common stock - $1 par value; 40,000,000 shares authorized; 5,824,295 and 5,806,477 shares issued and outstanding in 2016 and 2015, respectively	5,824,295	5,806,477
Additional paid-in capital	82,799,911	82,616,015
Retained earnings	14,152,981	12,094,488
Accumulated other comprehensive income (loss)	274,749	(352,121)
Total stockholders' equity	103,063,936	100,176,859

Total liabilities and stockholders' equity	$1,034,797,512	$1,023,962,879

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans, including fees	$9,954,218	$4,677,088	$19,328,675	$9,195,636
Securities and interest-bearing deposits at other financial institutions	665,402	363,349	1,381,982	781,252
Federal funds sold and other earning assets	50,171	27,768	113,481	55,928
Total interest income	10,669,791	5,068,205	20,824,138	10,032,816

INTEREST EXPENSE
Deposits	1,012,684	498,014	1,973,951	1,000,669
Securities sold under agreements to repurchase	15,279	2,727	31,739	5,678
Federal Home Loan Bank advances and other borrowings	29,263	2,819	74,549	3,513
Total interest expense	1,057,226	503,560	2,080,239	1,009,860
Net interest income before provision for loan losses	9,612,565	4,564,645	18,743,899	9,022,956
Provision for loan losses	218,420	39,986	355,976	323,928
Net interest income after provision for loan losses	9,394,145	4,524,659	18,387,923	8,699,028
NONINTEREST INCOME
Customer service fees	258,877	148,913	554,680	279,315
Gain on sale of securities	98,100	52,255	181,363	52,255
Gain on sale of loans and other assets	197,479	31,175	419,405	3,317
Gain (loss) on sale of foreclosed assets	(3,734)	(362,845)	54,243	112,351
Other noninterest income	410,155	236,905	822,018	467,028
Total noninterest income	960,877	106,403	2,031,709	914,266

NONINTEREST EXPENSES
Salaries and employee benefits	4,486,148	2,236,105	8,981,156	4,536,719
Net occupancy and equipment expense	1,136,648	574,985	2,155,075	1,118,886
Depository insurance	150,943	98,323	286,747	194,960
Foreclosed assets	63,773	47,873	120,431	89,221
Advertising	184,065	110,803	357,510	221,465
Data processing	554,612	194,064	895,992	403,777
Professional services	551,432	333,768	1,006,605	685,866
Amortization of intangible assets	93,353	40,775	186,706	81,550
Service contracts	315,611	151,925	601,239	310,995
Other operating expenses	935,740	551,765	1,832,765	977,469
Total noninterest expenses	8,472,325	4,340,386	16,424,226	8,620,908
Income before income tax expense	1,882,697	290,676	3,995,406	992,386
Income tax expense	691,067	224,574	1,454,913	587,892
Net income	1,191,630	66,102	2,540,493	404,494
Preferred stock dividends	270,000	30,000	482,000	60,000
Net income available to common stockholders	$921,630	$36,102	$2,058,493	$344,494

EARNINGS PER COMMON SHARE
Basic	$0.16	$0.01	$0.35	$0.12
Diluted	0.15	0.01	0.34	0.10

Weighted average common shares outstanding
Basic	5,820,342	2,965,783	5,813,915	2,965,783
Diluted	6,131,820	3,293,279	6,118,530	3,293,299
Dividends per share	—	—	—	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Unaudited Three Months Ended June 30,
	2016	2015
Net income	$1,191,630	$66,102

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $76,857 and $(369,404) in 2016 and 2015, respectively	124,607	(594,955)

Reclassification adjustment for gains included in net income, net of tax expense of $37,278 and $19,857 in 2016 and 2015, respectively	(60,822)	(32,398)

Total other comprehensive income (loss)	63,785	(627,353)

Comprehensive income (loss)	$1,255,415	$(561,251)

	Unaudited Six Months Ended June 30,
	2016	2015
Net income	$2,540,493	$404,494

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $458,148 and $(55,715) in 2016 and 2015, respectively	739,315	(89,397)

Reclassification adjustment for gains included in net income, net of tax expense of $68,918 and $19,857 in 2016 and 2015, respectively	(112,445)	(32,398)

Total other comprehensive income (loss)	626,870	(121,795)

Comprehensive income	$3,167,363	$282,699

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
For the Six Months Ended June 30, 2016

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCE, December 31, 2015	12,000	5,806,477	$12,000	$5,806,477	$82,616,015	$12,094,488	$(352,121)	$100,176,859

Net income	—	—	—	—	—	2,540,493	—	2,540,493

Other comprehensive income	—	—	—	—	—	—	626,870	626,870

Exercise of stock options	—	17,818	—	17,818	117,261	—	—	135,079

Cash dividend on preferred stock	—	—	—	—	—	(482,000)	—	(482,000)

Stock compensation expense	—	—	—	—	66,635	—	—	66,635

BALANCE, June 30, 2016	12,000	5,824,295	$12,000	$5,824,295	$82,799,911	$14,152,981	$274,749	$103,063,936

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,540,493	$404,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,063,117	1,056,518
Provision for loan losses	355,976	323,928
Stock compensation expense	66,635	7,314
Gains from sale of securities	(181,363)	(52,255)
Net gains from sale of loans and other assets	(419,405)	(3,317)
Net gains from sale of foreclosed assets	(54,243)	(112,351)
Changes in other assets and liabilities:
Accrued interest receivable	280,727	15,046
Accrued interest payable	4,315	7,333
Other assets and liabilities	5,330,459	(1,681,576)
Net cash provided by (used in) operating activities	8,986,711	(34,866)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security sales, maturities, and paydowns	29,349,635	17,342,290
Purchase of securities	(5,000,000)	(3,000,000)
Purchase of restricted investments	(200)	(38,000)
Loan originations and principal collections, net	(45,399,008)	(27,610,151)
Purchase of bank premises and equipment	(1,454,765)	(882,771)
Proceeds from sale of foreclosed assets	652,364	2,449,806
Net cash used in investing activities	(21,851,974)	(11,738,826)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	30,266,395	27,938,120
Net decrease in securities sold under agreements to repurchase	(1,185,467)	(7,030,537)
Issuance of common stock	135,079	—
Payment of dividends on preferred stock	(482,000)	(60,000)
Proceeds from Federal Home Loan Bank advances and other borrowings	100,000	—
Repayment of Federal Home Loan Bank advances and other borrowings	(24,196,260)	(12,000,000)
Net cash provided by financing activities	4,637,747	8,847,583
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,227,516)	(2,926,109)
CASH AND CASH EQUIVALENTS, beginning of year	79,964,633	46,736,414
CASH AND CASH EQUIVALENTS, end of period	$71,737,117	$43,810,305

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,075,924	$1,017,193
Cash paid during the period for taxes	726,528	1,614,979

NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized losses on securities available for sale	$(1,016,100)	$(197,367)
Acquisition of real estate through foreclosure	1,296,077	17,960
Financed sales of foreclosed assets	1,120,138	—
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

Interim Financial Information (Unaudited):

The financial information in this report for June 30, 2016 and June 30, 2015 has not been audited. The information included herein should be read in conjunction with the Company’s 2015 annual consolidated financial statements and footnotes included elsewhere. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of SmartFinancial’s management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

Basis of Presentation and Accounting Estimates:

All adjustments consisting of normal recurring accruals, that in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with those appearing the in the 2015 Annual Report previously filed on form 10-K.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information, Continued

Recently Issued Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2015 as filed with the Securities and Exchange Commission. The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company issued since December 31, 2015.

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

In March 2016, FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and the amendments can be adopted either on a prospective basis or a modified retrospective basis. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

In March 2016, FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU simplify several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement in the period exercise or vesting occurs. In the statement of cash flows, excess tax benefits should be classified with other income tax cash flows as an operating activity. Cash paid by an employer for tax withholding when directly withholding shares should be classified as a financing activity. An entity can make an entity-wide policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The threshold for determining whether an award is classified as equity or a liability is raised to permit withholding up to the maximum statutory tax rate in the applicable jurisdiction. The amendment in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted and if early adopted, all provisions must be adopted in the same period. The Company is still reviewing the impact the adoption of this guidance will have on its financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information, Continued

Recently Issued Accounting Pronouncements (Continued):

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changed the credit loss model on financial instruments measured at amortized cost, available for sale securities and certain purchased financial instruments. Credit losses on financial instruments measured at amortized cost will be determined using a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Purchased financial assets with more-than-insignificant credit deterioration since origination ("PCD assets" which are currently named "PCI Loans") measured at amortized cost will have an allowance for credit losses established at acquisition as part of the purchase price. Subsequent increases or decreases to the allowance for credit losses on PCD assets will be recognized in the income statement. Interest income should be recognized on PCD assets based on the effective interest rate, determined excluding the discount attributed to credit losses at acquisition. Credit losses relating to available-for-sale debt securities will be recognized through an allowance for credit losses. The amount of the credit loss is limited to the amount by which fair value is below amortized cost of the available-for-sale debt security. The amendment in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for the Company and other SEC filers. Early adoption is permitted and if early adopted, all provisions must be adopted in the same period. The amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period adopted. A prospective approach is required for securities with other-than-temporary impairment recognized prior to adoption. The Company is still reviewing the impact the adoption of this guidance will have on its financial statements.

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

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed, and goodwill recognized:

Calculation of Purchase Price
Shares of CSBQ common stock outstanding as of August 31, 2015	6,643,341
Market price of CSBQ common stock on August 31, 2015	$3.85
Estimated fair value of CSBQ common stock (in thousands)	25,577
Estimated fair value of CSBQ stock options (in thousands)	2,858
Total consideration (in thousands)	$28,435

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Business Combination, Continued

Allocation of Purchase Price (in thousands)
Total consideration above	$28,435
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	33,502
Investment securities available for sale	74,254
Loans	314,827
Premises and equipment	9,019
Bank owned life insurance	1,278
Core deposit intangible	2,750
Other real estate owned	5,672
Prepaid and other assets	4,301
Deposits	(349,462)
Securities sold under agreements to repurchase	(17,622)
FHLB advances and other borrowings	(42,307)
Payables and other liabilities	(11,943)
Total fair value of net assets acquired	24,269
Goodwill	$4,166

As of June 30, 2016 there have not been any changes to the initial fair values recorded as part of the business combination.

Note 3. Earnings per share

The following is a summary of the basic and diluted earnings per share for the three and six month periods ended June 30, 2016 and June 30, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income available to common shareholders	$921,630	$36,102	$2,058,493	$344,494
Weighted average common shares outstanding	5,820,342	2,965,783	5,813,915	2,965,783
Effect of dilutive stock options	311,478	327,496	304,615	327,516
Diluted shares	6,131,820	3,293,279	6,118,530	3,293,299
Basic earnings per common share	$0.16	$0.01	$0.35	$0.12
Diluted earnings per common share	$0.15	$0.01	$0.34	$0.10

For the three and six months ended June 30, 2016 and 2015, the effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share because the exercise price of such options is higher than the market price. There are 18,100 and 0 antidilutive stock options as of June 30, 2016 and 2015, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities

The amortized cost and fair value of securities available-for-sale at June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$12,708	$35	$—	$12,743
Municipal securities	5,176	142	—	5,318
Mortgage-backed securities	124,545	818	(549)	124,814
	$142,429	$995	$(549)	$142,875

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$22,745	$48	$(50)	$22,743
Municipal securities	7,614	52	(17)	7,649
Mortgage-backed securities	136,625	375	(979)	136,021
	$166,984	$475	$(1,046)	$166,413

At June 30, 2016, securities with a fair value totaling approximately $96,700,000 were pledged to secure public funds and securities sold under agreements to repurchase.

For the three and six months ended June 30, 2016, there were available-for-sale securities sold with proceeds totaling $3,098,100 and $8,170,600 which resulted in gross gains realized of $98,100 and $181,363, respectively. For the three and six months ended June 30, 2015 there were available-for-sale securities sold with proceeds totaling $7,304,409 and gross gains realized of and $52,255.

The amortized cost and estimated fair value of securities at June 30, 2016, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	7,886	7,924
Due from five years to ten years	7,514	7,569
Due after ten years	2,484	2,568
	17,884	18,061
Mortgage-backed securities	124,545	124,814
	$142,429	$142,875

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities, Continued

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	38,714	(333)	12,894	(216)	51,608	(549)

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$8,464	$(50)	$—	$—	$8,464	$(50)
Municipal securities	2,456	(17)	—	—	2,456	(17)
Mortgage-backed securities	72,641	(470)	16,325	(509)	88,966	(979)
	$83,561	$(537)	$16,325	$(509)	$99,886	$(1,046)

At June 30, 2016, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

Mortgage-backed securities: At June 30, 2016, 10 (or ten) investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem those investments to be other-than-temporarily impaired at June 30, 2016.

Note 5. Loans and Allowance for Loan Losses

Portfolio Segmentation:

At June 30, 2016 and December 31, 2015, loans are summarized as follows (in thousands):

	June 30, 2016			December 31, 2015
	PCI Loans	All Other Loans	Total	PCI Loans	All Other Loans	Total
Commercial real estate	$16,881	$371,509	$388,390	$20,050	$349,727	$369,777
Consumer real estate	10,165	163,875	174,040	12,764	148,930	161,694
Construction and land development	1,998	114,183	116,181	2,695	102,783	105,478
Commercial and industrial	1,841	85,559	87,400	2,768	82,183	84,951
Consumer and other	—	7,384	7,384	—	5,815	5,815
Total loans	30,885	742,510	773,395	38,277	689,438	727,715
Less: Allowance for loan losses	—	(4,719)	(4,719)	—	(4,354)	(4,354)
Loans, net	$30,885	$737,791	$768,676	$38,277	$685,084	$723,361

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Portfolio Segmentation (Continued):

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

The composition of loans by loan classification for impaired and performing loan status at June 30, 2016 and December 31, 2015, is summarized in the tables below (amounts in thousands):

	June 30, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$369,579	$161,295	$113,114	$85,062	$7,384	$736,434
Impaired loans	1,930	2,580	1,069	497	—	6,076
	371,509	163,875	114,183	85,559	7,384	742,510
PCI loans	16,881	10,165	1,998	1,841	—	30,885
Total	$388,390	$174,040	$116,181	$87,400	$7,384	$773,395

	December 31, 2015
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$347,775	$145,289	$101,751	$81,715	$5,815	$682,345
Impaired loans	1,952	3,641	1,032	468	—	7,093
	349,727	148,930	102,783	82,183	5,815	689,438
PCI loans	20,050	12,764	2,695	2,768	—	38,277
Total loans	$369,777	$161,694	$105,478	$84,951	$5,815	$727,715

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (Continued):

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$2,071	$1,082	$733	$535	$38	$4,459
Impaired loans	—	—	—	260	—	260
Total	$2,071	$1,082	$733	$795	$38	$4,719

	December 31, 2015
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$1,906	$1,015	$627	$519	$29	$4,096
Impaired loans	—	—	—	258	—	258
Total	$1,906	$1,015	$627	$777	$29	$4,354

There was no allowance for PCI loans at June 30, 2016 or December 31, 2015.

The following tables detail the changes in the allowance for loan losses for the six month period ending June 30, 2016 and year ending December 31, 2015, by loan classification (amounts in thousands):

	June 30, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$1,906	$1,015	$627	$777	$29	$4,354
Loans charged off	—	(67)	—	—	(70)	(137)
Recoveries of loans charged off	24	37	17	40	28	146
Provision (reallocation) charged to operating expense	141	97	89	(22)	51	356
Ending balance	$2,071	$1,082	$733	$795	$38	$4,719

	December 31, 2015
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$1,734	$906	$690	$524	$26	$3,880
Loans charged off	(95)	(247)	(50)	—	(114)	(506)
Recoveries of charge-offs	—	—	26	19	12	57
Provision (reallocation) charged to operating expense	267	356	(39)	234	105	923
Ending balance	$1,906	$1,015	$627	$777	$29	$4,354

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of June 30, 2016 and December 31, 2015 (amounts in thousands):

Non PCI Loans

	June 30, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$371,117	$162,559	$113,015	$85,059	$7,158	$738,908
Watch	160	554	91	—	—	805
Special mention	107	—	—	—	226	333
Substandard	125	762	1,077	500	—	2,464
Doubtful	—	—	—	—	—	—
Total	$371,509	$163,875	$114,183	$85,559	$7,384	$742,510

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (Continued):

PCI Loans

	June 30, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$13,451	$7,748	$1,113	$1,717	$—	$24,029
Watch	765	1,700	668	37	—	3,170
Special mention	1,587	—	—	13	—	1,600
Substandard	1,078	717	217	46	—	2,058
Doubtful	—	—	—	28	—	28
Total	$16,881	$10,165	$1,998	$1,841	$—	$30,885
Total loans	$388,390	$174,040	$116,181	$87,400	$7,384	$773,395

Non PCI Loans

	December 31, 2015
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$349,030	$146,645	$101,751	$81,683	$5,815	$684,924
Watch	184	327	—	—	—	511
Special mention	387	—	—	32	—	419
Substandard	126	1,958	1,032	468	—	3,584
Doubtful	—	—	—	—	—	—
Total	$349,727	$148,930	$102,783	$82,183	$5,815	$689,438

PCI Loans

	December 31, 2015
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$17,127	$11,635	$1,947	$2,458	$—	$33,167
Watch	—	260	—	—	—	260
Special mention	1,975	—	526	221	—	2,722
Substandard	948	869	222	89	—	2,128
Doubtful	—	—	—	—	—	—
Total	$20,050	$12,764	$2,695	$2,768	$—	$38,277
Total loans	$369,777	$161,694	$105,478	$84,951	$5,815	$727,715

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

The following tables present the aging of the recorded investment in loans as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016
	30-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and NonAccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$1,855	$—	$232	$2,087	$16,881	$369,422	$388,390
Consumer real estate	237	101	333	671	10,165	163,204	174,040
Construction and land development	—	17	1,070	1,087	1,998	113,096	116,181
Commercial and industrial	101	—	452	553	1,841	85,006	87,400
Consumer and other	—	—	—	—	—	7,384	7,384
Total	$2,193	$118	$2,087	$4,398	$30,885	$738,112	$773,395

	December 31, 2015
	30-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and NonAccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$471	$258	$—	$729	$20,050	$348,998	$369,777
Consumer real estate	581	232	1,351	2,164	12,764	146,766	161,694
Construction and land development	137	—	483	620	2,695	102,163	105,478
Commercial and industrial	207	12	418	637	2,768	81,546	84,951
Consumer and other	12	—	—	12	—	5,803	5,815
Total	$1,408	$502	$2,252	$4,162	$38,277	$685,276	$727,715

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Impaired Loans:

The following is an analysis of the impaired loan portfolio, excluding PCI loans, detailing the related allowance recorded as of June 30, 2016 and December 31, 2015 (amounts in thoudands):

				For the six months
	At June 30, 2016			June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$1,930	$1,930	$—	$1,944	$82
Consumer real estate	2,580	3,135	—	3,302	62
Construction and land development	1,069	1,069	—	1,057	3
Commercial and industrial	48	—	—	48	1
Consumer and other	—	—	—	—	—
	5,627	6,134	—	6,351	148

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	449	569	260	417	63
Consumer and other	—	—	—	—	—
	449	569	260	417	63
Total impaired loans	$6,076	$6,703	$260	$6,768	$211

				For the year ended
	At December 31, 2015			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$1,952	$1,952	$—	$1,898	$73
Consumer real estate	3,641	4,341	—	4,003	81
Construction and land development	1,033	1,033	—	1,044	26
Commercial and industrial	49	49	—	54	3
Consumer and other	—	—	—	—	—
	6,675	7,375	—	6,999	183

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	418	418	258	448	—
Consumer and other	—	—	—	—	—
	418	418	258	448	—
Total impaired loans	$7,093	$7,793	$258	$7,447	$183

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Troubled Debt Restructurings:

At June 30, 2016 and December 31, 2015, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of June 30, 2016 and December 31, 2015, management had approximately, $4,469,000 and $4,990,000, respectively, in loans that met the criteria for restructured, which included approximately $830,000 and $1,297,000, respectively, of loans on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following table presents a summary of loans that were modified as troubled debt restructurings during the six month period ended June 30, 2016 (amounts in thousands):

		Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded
June 30, 2016	Number of Contracts	Investment	Investment
Construction and land development	1	$483	$483
Commercial and industrial	1	385	385

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Purchased Credit Impaired Loans:

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of is as follows:

June 30, 2016
Commercial real estate	$19,831
Consumer real estate	14,062
Construction and land development	2,853
Commercial and industrial	2,882
Consumer and other	—
Total loans	$39,628
Less remaining purchase discount	(8,743)
30,885
Less: Allowance for loan losses	—

Carrying amount, net of allowance	$30,885

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the three and six months period ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Accretable yield, beginning of period	$9,606	$7,704	$10,216	$7,983
Additions	—	—	—	—
Accretion income	(586)	(331)	(1,215)	(724)
Reclassification to accretable (nonaccretable)	1,378	(22)	1,337	55
Other changes, net	(189)	(172)	(129)	(135)
Accretable yield	$10,209	$7,179	$10,209	$7,179

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Commitments and Contingent Liabilities

Off Balance Sheet Arrangements In the normal course of business, the Bank has entered into off-balance sheet financial instruments which include commitments to extend credit (i.e., including unfunded lines of credit) and standby letters of credit. Commitments to extend credit are usually the result of lines of credit granted to existing borrowers under agreements that the total outstanding indebtedness will not exceed a specific amount during the term of the indebtedness. Typical borrowers are commercial concerns that use lines of credit to supplement their treasury management functions; thus their total outstanding indebtedness may fluctuate during any time period based on the seasonality of their business and the resultant timing of their cash flows. Other typical lines of credit are related to home equity loans granted to consumers. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at June 30, 2016 is as follows:

Commitments to extend credit	$134.9	million
Standby letters of credit	$3.1	million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at June 30, 2016 will not have a material effect on SmartFinancial’s consolidated financial statements.

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

Fair Value Hierarchy (Continued):

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

Assets and liabilities recorded at fair value on a recurring basis are as follows (in thousands):

	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$12,743	$—	$12,743	$—
Mortgage-backed securities	124,814	—	124,814	—
Municipal securities	5,318	—	5,318	—
Total securities available-for-sale	$142,875	$—	$142,875	$—

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$22,743	$—	$22,743	$—
Mortgage-backed securities:	136,021	—	136,021	—
Municipal securities	7,649	—	7,649	—
Total securities available-for-sale	$166,413	$—	$166,413	$—

SmartFinancial has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Levels in the fair value hierarchy.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at June 30, 2016 and December 31, 2015 which are measured at fair value on a nonrecurring basis.

	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$189	$—	$—	$189
Foreclosed assets	4,936	—	—	4,936

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Fair Value Disclosures, Continued

Fair Value Hierarchy (Continued):

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$160	$—	$—	$160
Foreclosed assets	5,358	—	—	5,358

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2016, the significant unobservable inputs used in the fair value measurements are presented below (in thousands).

	Balance as of June 30, 2016	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$189	Appraisal	Appraisal Discounts	15.0%
Foreclosed assets	4,936	Appraisal	Appraisal Discounts	24.4%

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$71,737	$71,737	$79,965	$79,965
Securities available for sale	142,875	142,875	166,413	166,413
Restricted investments	4,451	4,451	4,451	4,451
Loans, net	768,676	781,411	723,361	721,338

Liabilities:
Noninterest-bearing demand deposits	145,864	145,864	131,419	131,419
Interest-bearing demand deposits	153,166	153,166	149,424	149,424
Money Market and Savings deposits	258,281	258,281	236,901	236,901
Time deposits	331,438	333,350	340,739	342,873
Securities sold under agreements to repurchase	26,883	26,883	28,068	28,068
Federal Home Loan Bank advances and other borrowings	10,091	10,096	34,187	34,169

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

Fair Value Hierarchy (Continued):

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the “Company” or “SmartFinancial”) is a bank holding company incorporated under the laws of Tennessee and headquartered in Knoxville, Tennessee. The Company conducts its business operations primarily through its wholly-owned subsidy, SmartBank, a Tennessee chartered community bank providing services through 15 offices in eastern Tennessee, northwest Florida, and north Georgia. On February 26, 2016, the Company merged SmartBank and Cornerstone Community Bank together, with SmartBank surviving the merger. This quarter completes the third full quarter’s results from the combined company and the first full quarter's results of the merged bank.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the second quarter of 2016:

•	Net income available to common shareholders totaled $0.9 million or $0.16 per share during the second quarter of 2016.

•
Annualized return on average assets for the three and six months ended June 30, 2016 equaled 0.48 percent and 0.51 percent, respectively, compared to 0.05 percent and 0.16 percent in the same periods for 2015

•
Annualized return on average equity for three and six months ended June 30, 2016 equaled 4.64 percent and 4.99 percent, respectively, compared to 0.47 percent and 1.44 percent in the same periods for 2015

•	Annualized net loan growth was approximately17.5 percent in the second quarter of 2016, with the growth coming primarily from increases in commercial and consumer real estate loans.

•	Gain on sale of assets were $197 thousand as results from the mortgage unit accelerated while sales on SBA loans decreased during the quarter.

•	Maintained outstanding asset quality with just 0.69 percent of nonperforming assets to total assets.

Analysis of Results of Operations

Second quarter of 2016 compared to 2015

Net income was $1.2 million in the second quarter of 2016, which was up from $66 thousand in the second quarter of 2015. Net income available to common shareholders was $922 thousand, or $0.15 per diluted common share, in the second quarter of 2016, an increase from $36 thousand, or $0.01 per diluted common share, in the second quarter of 2015. Net interest income to average assets of 3.87 percent in the second quarter of 2016 was up from 3.53 percent in the second quarter of 2015, with the increase a result of higher yields on earning assets, a lower percentage of non-earning assets, and a higher percentage of noninterest-bearing deposits. Noninterest income to average assets of 0.39 percent was up from 0.08 percent in the second quarter of 2015 as a result of lower losses on the sale of foreclosed assets in 2016 compared to 2015. Noninterest expense to average assets increased from 3.35 percent in the second quarter of 2015 to 3.41 percent in second quarter of 2016 primarily due to higher merger related data processing costs. The resulting pretax pre-provision income to average assets was 0.85 percent in the second quarter of 2016, an improvement from 0.26 percent in the second quarter of 2015.

First six months of 2016 compared to 2015

Net income was $2.5 million in the first six months of 2016, which was up from $404 thousand in the first six months of 2015. Net income available to common shareholders was $2.1 million, or $0.34 per diluted common share, in the first six months of 2016, an increase from $344 thousand , or $0.10 per diluted common share, in the first six months of 2015. Net interest income to average assets of 3.77 percent in the first six months of 2016 was up from 3.51 percent in the first six months of 2015, with the increase as a result of higher yields on earning assets, a lower percentage of non-earning assets, and a higher percentage of noninterest-bearing deposits. Noninterest income to average assets of 0.41 percent was up from 0.36 percent in the first six months of 2015 as a result of higher gains on the sales of loans and securities in 2016 compared to 2015. Noninterest expense to average assets decreased from 3.36 percent in the first six months of 2015 to 3.30 percent in the first six months of 2016 as the company started to capture efficiencies of scale from the merger. The resulting pretax pre-provision income to average assets was 0.88 percent in the first six months of 2016, an improvement from 0.51 percent in the first six months of 2015.

Net Interest Income and Yield Analysis

Second quarter of 2016 compared to 2015

Net interest income, taxable equivalent, improved to $9.6 million in the second quarter of 2016 from $4.6 million in the second quarter of 2015. The increase in net interest income was primarily the result of a significant increase in earning assets primarily from the merger. Average earning assets increased from $475.8 million in the second quarter of 2015 to $928.7 million in the second quarter of 2016. Over this period, average loan balances increased by $369.5 million. In addition, average interest-bearing deposits increased by $326.1 million and average noninterest-bearing deposits increased $76.4 million. Net interest income to average assets of 3.87 percent for the second quarter in 2016 was up from 3.53 percent during the same period in 2015. Net interest margin was 4.16 percent in the quarter, compared to 3.85 percent a year ago. Net interest margin was positively affected by a increase in the yield on earning assets from 4.27 percent a year ago to 4.62 percent in the quarter and the increase in noninterest-bearing deposits.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$751,425	$9,960	5.32%	$381,969	$4,677	4.91%
Investment securities and interest-bearing due from banks (2)	171,526	678	1.59%	91,177	364	1.60%
Federal funds and other	5,719	50	3.51%	2,676	28	4.20%
Total interest-earning assets	928,670	10,688	4.62%	475,822	5,069	4.27%
Noninterest-earning assets	66,530			43,459
Total assets	$995,200			$519,281

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$153,881	$69	0.18%	$110,401	$39	0.14%
Money market and savings deposits	248,401	299	0.48%	121,856	112	0.37%
Time deposits	321,244	645	0.81%	165,140	347	0.84%
Total interest-bearing deposits	723,526	1,013	0.56%	397,397	498	0.50%
Securities sold under agreement to repurchase	19,742	15	0.30%	5,928	3	0.20%
Federal Home Loan Bank advances and other borrowings	11,287	29	1.03%	1,424	3	0.85%
Total interest-bearing liabilities	754,555	1,057	0.56%	404,749	504	0.50%
Noninterest-bearing deposits	132,765			56,373
Other liabilities	5,261			1,491
Total liabilities	892,581			462,613
Shareholders’ equity	102,619			56,668
Total liabilities and stockholders’ equity	$995,200			$519,281

Net interest income, taxable equivalent		$9,631			$4,565
Interest rate spread (3)			4.06%			3.77%
Tax equivalent net interest margin (4)			4.16%			3.85%

Percentage of average interest-earning assets to average interest-bearing liabilities			123.08%			117.6%
Percentage of average equity to average assets			10.31%			10.91%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $714 thousand and $163 thousand for the quarters ended June 2016 and 2015, respectively. Yields related to loans s exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $6 thousand for the period ended June 30, 2016 and zero for the period ended June 30, 2015.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $13 thousand for the period ended June 30, 2016 and $1 thousand for the period ended June 30, 2015.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

First six months of 2016 compared to 2015

Net interest income, taxable equivalent, improved to $18.8 million in the first six months of 2016 from $9.0 million in the same period of 2015. The increase in net interest income was primarily the result of a significant increase in earning assets primarily from the merger. Average earning assets increased from $473.8 million for the first six months of 2015 to $927.7 million for the same period in 2016. Over this period, average loan balances increased by $369.0 million. In addition, average interest-bearing deposits increased by $326.3 million and average noninterest-bearing deposits increased $73.6 million. Net interest income to average assets of 3.77 percent for the first six months of 2016 was up from 3.51 percent during the same period in 2015. Net interest margin, taxable equivalent, was 4.06 percent for the first six months of 2016, compared to 3.84 percent a year ago. Net interest margin was positively affected by a increase in the yield on earning assets from 4.25 percent a year ago to 4.51 percent in the quarter and the increase in noninterest-bearing deposits.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$743,172	$19,338	5.22%	$374,133	$9,195	4.93%
Investment securities and interest-bearing due from banks (2)	177,257	1,408	1.59%	96,727	783	1.62%
Federal funds and other	7,268	114	3.15%	2,981	56	3.77%
Total interest-earning assets	927,697	20,860	4.51%	473,841	10,034	4.25%
Noninterest-earning assets	70,449			43,841
Total assets	$998,146			$517,682

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$152,210	$135	0.18%	$107,942	$75	0.14%
Money market and savings deposits	245,263	571	0.47%	121,215	221	0.37%
Time deposits	328,013	1,268	0.78%	169,992	705	0.83%
Total interest-bearing deposits	725,486	1,974	0.55%	399,149	1,001	0.50%
Securities sold under agreement to repurchase	20,490	32	0.31%	5,298	6	0.23%
Federal Home Loan Bank advances and other borrowings	17,396	74	0.85%	782	3	0.77%
Total interest-bearing liabilities	763,372	2,080	0.55%	405,229	1,010	0.50%
Noninterest-bearing deposits	128,004			54,401
Other liabilities	4,711			1,358
Total liabilities	896,087			460,988
Shareholders’ equity	102,061			56,693
Total liabilities and stockholders’ equity	$998,148			$517,681

Net interest income, taxable equivalent		$18,780			$9,024
Interest rate spread (3)			3.96%			3.75%
Tax equivalent net interest margin (4)			4.06%			3.84%

Percentage of average interest-earning assets to average interest-bearing liabilities			121.53%			116.9%
Percentage of average equity to average assets			10.23%			10.95%
* Taxable equivalent basis

(1)
Loans include and nonaccrual loans. Loan fees included in loan income was $1.3 million and $338 thousand for the six months ended June 2016 and 2015, respectively. Yields related to loans s exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $11 thousand for the six months ended June 30, 2016 and zero for the six months ended June 30, 2015.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $26 thousand for the six months ended June 30, 2016 and $2 thousand for the six months ended June 30, 2015.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate and Volume Analysis

Changes in net interest income are attributed to changes in average balances (volume change), changes in average rates (rate change), and, when applicable, changes in the number of days (days change) in the period presented ( for earning assets and sources of funds on which interest is received or paid.  Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume.  The change attributed to rates and volumes (change in rate times change in volume) is considered above as a change in volume.

Second quarter of 2016 compared to 2015

Net interest income, taxable equivalent, increased by $5.1 million between the quarters ended June 30, 2016 and 2015. The following is an analysis of the changes in net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	Three Months Ended June 30,
	2016	Compared to	2015
	Increase (decrease) due to
	Rate	Volume	Net
Interest-earning assets:
Loans (1)	760	4,523	5,283
Investment securities and interest-bearing due from banks (2)	(7)	321	314
Federal funds and other	(10)	32	22
Total interest-earning assets	743	4,876	5,619

Interest-bearing liabilities:
Interest-bearing demand deposits	15	15	30
Money market and savings deposits	70	117	187
Time deposits	(29)	327	298
Total interest-bearing deposits	56	459	515
Securities sold under agreement to repurchase	5	7	12
Federal Home Loan Bank advances and other borrowings	5	21	26
Total interest-bearing liabilities	66	487	553
Net interest income	677	4,389	5,066

(1)
Loans include nonaccrual loans.Yields related to loans s exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $6 thousand for the period ended June 30, 2016 and zero for the period ended June 30, 2015.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $13 thousand for the period ended June 30, 2016 and $1 thousand for the period ended June 30, 2015.

.

First six months of 2016 compared to 2015

Net interest income increased by $9.8 million between the first six months of June 30, 2016 compared to 2015. The following is an analysis of the changes in net interest income comparing the changes attributable to rates, attributable to days, and those attributable to volumes (in thousands):

	Six Months Ended June 30,
	2016	Compared to		2015
	Increase (decrease) due to
	Rate	Days (1)	Volume	Net
Interest-earning assets:
Loans (2)	1,070	51	9,022	10,143
Investment securities and interest-bearing due from banks (3)	(26)	4	647	625
Federal funds and other	(22)	—	80	58
Total interest-earning assets	1,022	55	9,749	10,826

Interest-bearing liabilities:
Interest-bearing demand deposits	29	—	31	60
Money market and savings deposits	121	1	228	350
Time deposits	(91)	4	650	563
Total interest-bearing deposits	159	5	809	973
Securities sold under agreement to repurchase	9	—	17	26
Federal Home Loan Bank advances and other borrowings	8	—	63	71
Total interest-bearing liabilities	176	6	888	1,070
Net interest income	846	49	8,861	9,756

(1)	In the six months ended June 30, 2016 there were 182 days compared to 181 days in the six months ended June 30, 2015.

(2)
Loans include loans held for sale and nonaccrual loans. Yields related to loans s exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $11 thousand for the six months ended June 30, 2016 and zero for the six months ended June 30, 2015.

(3)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $26 thousand for the six months ended June 30, 2016 and $2 thousand for the six months ended June 30, 2015.

Noninterest Income

Second quarter of 2016 compared to 2015

Noninterest income totaled $961 thousand in the second quarter of 2016, compared to $106 thousand in the second quarter of 2015. Noninterest income to average assets of 0.39 percent for the quarter was up from 0.08 percent in 2015 primarily due to lower losses on the sale of foreclosed assets. Charges and fees on deposit accounts increased $110 thousand primarily due to increased deposit accounts from the merger. Gains on the sale of loans, which includes mortgage and SBA were $198 thousand, up substantially from $31 thousand a year ago.

	Three months ended June 30,
(Dollars in thousands)	2016	2015
Service charges and fees on deposit accounts	$259	$149
Gain (loss) on sale of securities	98	52
Gain (loss) on sale of loans and other assets	198	31
Gain (loss) on sale of foreclosed assets	(4)	(363)
Other noninterest income	410	237
Total noninterest income	$961	$106

First six months of 2016 compared to 2015

Noninterest income totaled $2.0 million in the first six months of 2016, comapred to $914 thousand in the the first six months of 2015. Noninterest income to average assets of 0.41 percent was up from 0.36 percent in 2015 as due to higher gains on sales of loans and securities. Charges and fees on deposit accounts increased $276 thousand primarily due to increased deposit accounts from the merger. Gains on the sale of loans, which includes mortgage and SBA were $419 thousand, up substantially from $3 thousand a year ago.

	Six months ended June 30,
(Dollars in thousands)	2016	2015
Service charges and fees on deposit accounts	$555	$279
Gain (loss) on sale of securities	181	52
Gain (loss) on sale of loans and other assets	419	3
Gain (loss) on sale of foreclosed assets	54	112
Other noninterest income	822	467
Total noninterest income	$2,032	$914

Noninterest Expense

Second quarter of 2016 compared to 2015

Noninterest expense totaled $8.5 million in the second quarter of 2016 compared to $4.3 million in the second quarter of 2015. Noninterest expense to average assets increased from 3.35 percent a year ago to 3.41 percent in the quarter. Salaries and employee benefits, occupancy, data processing, and other noninterest expense categories in 2016 were all significantly impacted by the merger which added employees, branches and other facilities, and equipment to the Company's expense base. In addition, in 2016 there were additional professional service expenses as a result of being a company with publicly traded securities registered with the SEC.

	Three months ended June 30,
(Dollars in thousands)	2016	2015
Salaries and employee benefits	$4,486	$2,236
Occupancy expense	1,137	575
Data Processing	151	98
Professional expenses	64	48
Foreclosed asset expense	184	110
Advertising	554	194
Amortization of intangible assets	551	334
Depository insurance	93	41
Service contracts	316	152
Other noninterest expense	936	552
Total noninterest expense	$8,472	$4,340

First six months of 2016 compared to 2015

Noninterest expense totaled $16.4 million for the first six months of 2016 compared to $8.6 million in the same period in 2015. Noninterest expense to average assets decreased from 3.36 percent a year ago to 3.30 percent in 2016. Salaries and employee benefits, occupancy, data processing, and other noninterest expense categories in 2016 were all significantly impacted by the merger which added employees, branches and other facilities, and equipment to the Company's expense base. In addition, in 2016 there were additional professional service expenses as a result of being a company with publicly traded securities registered with the SEC.

	Six months ended June 30,
(Dollars in thousands)	2016	2015
Salaries and employee benefits	$8,981	$4,537
Occupancy expense	2,155	1,119
Data Processing	287	195
Professional expenses	120	89
Foreclosed asset expense	357	221
Advertising	896	404
Amortization of intangible assets	1,007	686
Depository insurance	187	82
Service contracts	601	311
Other noninterest expense	1,833	977
Total noninterest expense	$16,424	$8,621

Taxes

Second quarter of 2016 compared to 2015

In the second quarter of 2016 income tax expense totaled $691 thousand compared to $225 thousand thousand a year ago. Income taxes a year ago were elevated by non-deductible merger expenses resulting in an effective tax rate of approximately 77.3 percent compared to approximately 36.7 percent in the second quarter of 2016.

First six months of 2016 compared to 2015

In the first six months of 2016 income tax expense totaled $1.5 million compared to $588 thousand a year ago. Income taxes a year ago were elevated by non-deductible merger expenses resulting in an effective tax rate of approximately 59.3 percent compared to approximately 36.4 percent in the first six months of 2016.

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $768.7 million at June 30, 2016 and $723.4 million at December 31, 2015. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential fixed rate mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic net loans increased by $79.0 million, or 17.5 percent, from December 31, 2015, to $530.6 million at June 30, 2016 as we continue to originate well-underwritten loans. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed since purchase.

Purchased Loans

Purchased non-credit impaired loans of $207.2 million at June 30, 2016 were down from $233.5 million at December 31, 2015 as a result of loan payoffs and renewals. Since December 31, 2015, our net purchased credit impaired (“PCI”) loans decreased by $7.4 million to $30.9 million at June 30, 2016. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or our future acquisition activity.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	June 30, 2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$257,123	$114,386	$16,881	$388,390	50.2%
Consumer real estate-mortgage	112,401	51,474	10,165	174,040	22.5%
Construction and land development	99,170	15,013	1,998	116,181	15.0%
Commercial and industrial	61,157	24,402	1,841	87,400	11.3%
Consumer and other	5,431	1,953	—	7,384	1.0%
Total gross loans receivable, net of deferred fees	535,282	207,228	30,885	773,395	100.0%
Allowance for loan and lease losses	(4,719)	—	—	(4,719)
Total loans, net	$530,563	$207,228	$30,885	$768,676

	December 31, 2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$229,203	$120,524	$20,050	$369,777	50.8%
Consumer real estate-mortgage	95,233	53,697	12,764	161,694	22.2%
Construction and land development	73,028	29,755	2,695	105,478	14.5%
Commercial and industrial	53,761	28,422.00	2,768	84,951	11.7%
Consumer and other	4,692	1,123.00	—	5,815	0.8%
Total gross loans receivable, net of deferred fees	455,917	233,521	38,277	727,715	100.0%
Allowance for loan and lease losses	(4,354)	—	—	(4,354)
Total loans, net	$451,563	$233,521	$38,277	$723,361

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year.

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$38,327	$229,419	$120,644	$388,390	$242,562	$107,501
Consumer real estate-mortgage	19,927	95,937	58,176	174,040	95,465	58,648
Construction and land development	52,779	42,035	21,367	116,181	27,215	36,187
Commercial and industrial	29,373	44,569	13,458	87,400	43,015	15,012
Consumer and other	4,838	2,476	70	7,384	2,047	499
Total Loans	$145,244	$414,436	$213,715	$773,395	$410,304	$217,847

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.29 percent as of June 30, 2016 , which was down from 0.38 percent as of December 31, 2015. Total nonperforming assets as a percentage of total assets as of June 30, 2016 totaled 0.69 percent compared to 0.79 percent as of December 31, 2015. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due

The following table summarizes the Company's nonperforming assets for the periods presented.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Nonaccrual loans	$2,087	$2,252
Accruing loans past due 90 days or more (1)	118	502
Total nonperforming loans	2,205	2,754
Foreclosed assets	4,936	5,358
Total nonperforming assets	$7,141	$8,112

Restructured loans not included above	$3,591	$3,693
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At June 30, 2016 problem loans amounted to approximately $2.5 million or 0.32 percent of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of June 30, 2016 and December 31, 2015, our allowance for loan losses was $4.7 million and $4.4 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in 2016 as compared to 2015 is the result of increases in the organic loan portfolio. Our allowance for loan loss as a percentage of total loans has increased slightly from 0.60 percent at December 31, 2015 to 0.61 percent at June 30, 2016. As a percentage of organic loans the allowance for loan losses decreased from 0.95 percent at December 31, 2015 to 0.88 percent at June 30, 2016.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. As of June 30, 2016 the balance on PCI loans was $39.6 million while the carrying value was 30.9 million. These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount on a loan-by-loan basis to determine if additional provisioning should be recognized. At June 30, 2016, there were no allowances on PCI loans.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of June 30, 2016 and December 31, 2015 and the percentage of loans in each category to total loans (in thousands):

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$2,071	43.9%	$1,906	43.8%
Consumer real estate-mortgage	1,082	22.9%	1,015	23.3%
Construction and land development	733	15.5%	627	14.4%
Commercial and industrial	795	16.9%	777	17.8%
Consumer and other	38	0.8%	29	0.7%
Total allowance for loan losses	$4,719	100.0%	$4,354	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans offset by improvements of our loan portfolio and the reduction of nonperforming loans and net charge-offs, which is largely influenced by the overall improvement in the economies in our market areas. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans were approximately $258 thousand at December 31, 2015 compared to $260 thousand at June 30, 2016.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods ended June 30, 2016 and December 31, 2015 including the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	June 30, 2016	December 31, 2015
Balance at beginning of period	$4,354	$3,880
Provision for loan losses	356	923
Charged-off loans:
Commercial real estate-mortgage	—	(95)
Consumer real estate-mortgage	(67)	(247)
Construction and land development	—	(50)
Commercial and industrial	—	—
Consumer and other	(70)	(114)
Total charged-off loans	(137)	(506)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	24	—
Consumer real estate-mortgage	37	—
Construction and land development	17	26
Commercial and industrial	40	19
Consumer and other	28	12
Total recoveries of previously charged-off loans	146	57
Net charge-offs	9	(449)
Balance at end of period	$4,719	$4,354

Ratio of allowance for loan losses to total loans outstanding at end of period	0.61%	0.60%
Ratio of net charge-offs to average loans outstanding for the period	—%	(0.09)%

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

Investment Portfolio

Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities had a fair values of $142.9 million and $166.4 million at June 30, 2016 and December 31, 2015, respectively. Our investments to assets ratio has decreased from 16.3 percent at December 31, 2015 to 13.8 percent at June 30, 2016 as we reduced the ratio of investments to total assets on our balance sheet to allocate more funding to loans. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the amortized cost of the Company’s investment securities. In the periods ended June 30, 2016 and December 31, 2015 all investment securities were classified as available for sale.

Book Value of Investment Securities
(in thousands)	June 30, 2016	December 31, 2015
U.S. Government agencies	$12,708	$22,745
State and political subdivisions	5,176	7,614
Mortgage-backed securities	124,545	136,625
Total securities	$142,429	$166,984

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

Contractual Maturity of Investment Securities
June 30, 2016
(in thousands)
	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
U.S. Government agencies	$—	$7,263	$5,445	$—	$12,708
State and political subdivisions	220	404	903	3,649	5,176
Mortgage-backed securities	—	3,071	30,433	91,041	124,545
Total securities available for sale	$220	$10,738	$36,781	$94,690	$142,429
Weighted average yield (1)	1.38%	1.63%	1.70%	1.73%	1.72%
(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2016, brokered deposits represented approximately 6.8 percent of total deposits.

Following the merger in 2015 the overall mix of average deposits has shifted to a higher percentage of noninterest-bearing and money market and savings deposits, with reductions in the percentage of deposits held in interest-bearing demand accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three and six months ended June 30, 2016 was 0.56 percent and 0.55 percent, respectively, compared to a 0.50 percent and 0.50 percent for the same periods in 2015. The increase in the costs were due to changes in deposit mix and higher rates on saving and money market accounts.

Total deposits as of June 30, 2016 were $889 million, which was an increase of $30 million from December 31, 2015. As of June 30, 2016 the Company had outstanding time deposits under $100,000 with balances of $86.1 million, time deposits over $100,000 with balances of $245.3 million, and a fair value premium for time deposits of approximately $490 thousand.

The following table summarizes the maturities of time deposits $100,000 or more as of June 30, 2016.

Remaining maturity: (Dollars in thousands)	June 30, 2016
Three months or less	$71,460
Three to six months	29,309
Six to twelve months	55,327
More than twelve months	89,241
Total	$245,337

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Short-term borrowings totaled $10.1 million at June 30, 2016 comprised of $10.0 million in FHLB advances maturing within twelve months with a purchase accounting fair value adjustment of approximately $91 thousand. Short-term borrowings totaled $32.0 million at December 31, 2015 comprised of $28 million in FHLB advances maturing within twelve months and the remainder consisted of Federal Funds purchased. There was no long-term debt outstanding at June 30, 2016 as the company paid down the balance of $2 million on the line of credit which was outstanding on December 31, 2015.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At June 30, 2016 and December 31, 2015, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

Liquidity and Off-Balance Sheet Arrangements

At June 30, 2016, we had $134.9 million of pre-approved but unused lines of credit and $3.1 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

Market Risk and Liquidity Risk Management

The Bank’s Asset Liability Management Committee (“ALCO”) is responsible for making decisions regarding liquidity and funding solutions based upon approved liquidity, loan, capital and investment policies. The ALCO must consider interest rate sensitivity and liquidity risk management when rendering a decision on funding solutions and loan pricing. To assist in this process the Bank has contracted with an independent third party to prepare quarterly reports that summarize several key asset-liability measurements. In addition, the third party will also provide recommendations to the Bank’s ALCO regarding future balance sheet structure, earnings and liquidity strategies. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management. We do not believe there have been any material changes to the Company’s interest rate sensitivity or liquidity risk from December 31, 2015 to the period ended June 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to SmartFinancial (including its consolidated subsidiaries) required to be included in SmartFinancial’s periodic filings under the Exchange Act.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

SmartFinancial, Inc.

Date:	August 12, 2016	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	August 12, 2016	/s/ Christopher Bryan Johnson
Christopher Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)