Form 10-Q
period 2016-09-30
SMARTFINANCIAL INC.
filed 2016-11-14
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Yes  ☐    No  ☒

As of November 11, 2016 there were 5,888,408 shares of common stock, $1.00 par value per share, issued and outstanding.

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

PART I –FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$39,773,759	$40,358,647
Interest-bearing deposits at other financial institutions	18,813,107	33,405,986
Federal funds sold	—	6,200,000
Total cash and cash equivalents	58,586,866	79,964,633

Securities available for sale	138,627,905	166,413,218
Restricted investments, at cost	4,451,250	4,451,050
Loans, net of allowance for loan losses of $4,964,351 at September 30, 2016 and $4,354,513 at December 31, 2015	792,178,219	723,360,786
Bank premises and equipment, net	27,862,914	25,037,510
Foreclosed assets	2,535,520	5,357,950
Goodwill and core deposit intangible, net	6,674,641	6,941,107
Other assets	9,808,430	12,436,625
Total assets	$1,040,725,745	$1,023,962,879

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$145,508,791	$131,418,580
Interest-bearing demand deposits	152,216,383	149,423,954
Money market and savings deposits	271,259,319	236,900,945
Time deposits	291,857,348	340,739,072
Total deposits	860,841,841	858,482,551

Securities sold under agreement to repurchase	24,202,095	28,068,215
Federal Home Loan Bank advances and other borrowings	43,048,423	34,187,462
Accrued expenses and other liabilities	7,463,484	3,047,792
Total liabilities	935,555,843	923,786,020

Stockholders' equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; 12,000 issued and outstanding in 2016 and 2015	12,000	12,000
Common stock - $1 par value; 40,000,000 shares authorized; 5,885,408 and 5,806,477 shares issued and outstanding in 2016 and 2015, respectively	5,885,408	5,806,477
Additional paid-in capital	83,329,811	82,616,015
Retained earnings	15,493,873	12,094,488
Accumulated other comprehensive income (loss)	448,810	(352,121)
Total stockholders' equity	105,169,902	100,176,859

Total liabilities and stockholders' equity	$1,040,725,745	$1,023,962,879

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans, including fees	$10,110,680	$6,655,919	$29,439,355	$15,851,555
Securities and interest-bearing deposits at other financial institutions	601,624	452,114	1,983,606	1,233,366
Federal funds sold and other earning assets	51,172	41,077	164,653	97,004
Total interest income	10,763,476	7,149,110	31,587,614	17,181,925

INTEREST EXPENSE
Deposits	1,065,092	687,992	3,039,044	1,688,661
Securities sold under agreements to repurchase	16,614	7,394	48,353	13,071
Federal Home Loan Bank advances and other borrowings	17,165	31,326	91,714	34,838
Total interest expense	1,098,871	726,712	3,179,111	1,736,570
Net interest income before provision for loan losses	9,664,605	6,422,398	28,408,503	15,445,355
Provision for loan losses	260,567	32,397	616,543	356,325
Net interest income after provision for loan losses	9,404,038	6,390,001	27,791,960	15,089,030
NONINTEREST INCOME
Customer service fees	295,951	207,878	850,632	487,193
Gain on sale of securities	18,224	—	199,587	52,255
Gain on sale of loans and other assets	286,966	66,041	706,371	161,896
Gain (loss) on sale of foreclosed assets	130,383	(445,980)	184,626	(426,168)
Other noninterest income	472,300	350,648	1,294,318	817,676
Total noninterest income	1,203,824	178,587	3,235,534	1,092,852

NONINTEREST EXPENSES
Salaries and employee benefits	4,311,708	3,184,662	13,292,864	7,721,381
Net occupancy and equipment expense	965,159	707,670	3,120,234	1,826,556
Depository insurance	153,353	144,417	440,100	339,376
Foreclosed assets	78,988	90,574	199,419	179,796
Advertising	179,145	131,875	536,657	353,341
Data processing	456,889	292,996	1,352,882	696,773
Professional services	558,368	907,755	1,564,973	1,593,621
Amortization of intangible assets	79,761	58,301	266,467	139,851
Service contracts	271,921	196,553	873,160	507,548
Other operating expenses	994,324	778,505	2,827,086	1,755,973
Total noninterest expenses	8,049,616	6,493,308	24,473,842	15,114,216
Income before income tax expense	2,558,246	75,280	6,553,652	1,067,666
Income tax expense	947,354	152,189	2,402,267	740,081
Net income	1,610,892	(76,909)	4,151,385	327,585
Preferred stock dividends	270,000	30,000	752,000	90,000
Net income (loss) available to common stockholders	$1,340,892	$(106,909)	$3,399,385	$237,585

EARNINGS PER COMMON SHARE
Basic	$0.23	$(0.03)	$0.58	$0.07
Diluted	0.22	(0.03)	0.56	0.06

Weighted average common shares outstanding
Basic	5,834,520	3,936,638	5,820,834	3,391,274
Diluted	6,096,333	4,243,853	6,092,035	3,698,822
Dividends per share	—	—	—	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited Three Months Ended September 30,
	2016	2015
Net income (loss)	$1,610,892	$(76,909)

Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of tax expense of $114,925 and $335,110 in 2016 and 2015, respectively	185,360	546,758

Reclassification adjustment for gains included in net income, net of tax expense of $6,925 and $19,857 in 2016 and 2015, respectively	(11,299)	—

Total other comprehensive income	174,061	546,758

Comprehensive income	$1,784,953	$469,849

	Unaudited Nine Months Ended September 30,
	2016	2015
Net income	$4,151,385	$327,585

Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of tax expense of $573,073 and $280,318 in 2016 and 2015, respectively	924,675	457,361

Reclassification adjustment for gains included in net income, net of tax expense of $75,843 and $19,857 in 2016 and 2015, respectively	(123,744)	(32,398)

Total other comprehensive income	800,931	424,963

Comprehensive income	$4,952,316	$752,548

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
For the Nine Months Ended September 30, 2016

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCE, December 31, 2015	12,000	5,806,477	$12,000	$5,806,477	$82,616,015	$12,094,488	$(352,121)	$100,176,859

Net income	—	—	—	—	—	4,151,385	—	4,151,385

Other comprehensive income	—	—	—	—	—	—	800,931	800,931

Exercise of stock options	—	78,931	—	78,931	614,161	—	—	693,092

Cash dividend on preferred stock	—	—	—	—	—	(752,000)	—	(752,000)

Stock compensation expense	—	—	—	—	99,635	—	—	99,635

BALANCE, September 30, 2016	12,000	5,885,408	$12,000	$5,885,408	$83,329,811	$15,493,873	$448,810	$105,169,902

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,151,385	$327,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,624,809	1,299,931
Provision for loan losses	616,543	356,325
Stock compensation expense	99,635	111,184
Gains from sale of securities	(199,587)	(52,255)
Net gains from sale of loans and other assets	(706,371)	(161,896)
Net gains from sale of foreclosed assets	(184,626)	426,168
Changes in other assets and liabilities:
Accrued interest receivable	355,796	145,316
Accrued interest payable	(23,177)	11,495
Other assets and liabilities	6,480,504	(264,618)
Net cash provided by operating activities	12,214,911	2,199,235

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security sales, maturities, and paydowns	50,055,118	21,561,120
Purchase of securities	(21,351,789)	(3,000,000)
Purchase of restricted investments	(200)	(38,000)
Loan originations and principal collections, net	(66,811,239)	(33,220,666)
Purchase of bank premises and equipment	(3,932,566)	(772,357)
Proceeds from sale of foreclosed assets	1,152,775	1,282,966
Cash and cash equivalents received in merger	—	33,501,510
Net cash (used in) provided by investing activities	(40,887,901)	19,314,573

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,359,290	42,723,491
Net increase (decrease) in securities sold under agreements to repurchase	(3,866,120)	8,684,178
Issuance of common stock	693,092	3,016,304
Payment of dividends on preferred stock	(752,000)	(90,000)
Proceeds from Federal Home Loan Bank advances and other borrowings	38,100,000	—
Repayment of Federal Home Loan Bank advances and other borrowings	(29,239,039)	(32,651,502)
Net cash provided by financing activities	7,295,223	21,682,471
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,377,767)	43,196,279
CASH AND CASH EQUIVALENTS, beginning of year	79,964,633	46,739,376
CASH AND CASH EQUIVALENTS, end of period	$58,586,866	$89,935,655

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,202,288	$1,725,076
Cash paid during the period for taxes	1,570,558	806,000

NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized losses on securities available for sale	$(1,298,161)	$687,732
Acquisition of real estate through foreclosure	1,431,857	1,706,063
Financed sales of foreclosed assets	3,286,138	1,005,000
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

Interim Financial Information (Unaudited):

The financial information in this report for September 30, 2016 and September 30, 2015 has not been audited. The information included herein should be read in conjunction with the Company’s 2015 annual consolidated financial statements and footnotes included elsewhere. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of SmartFinancial’s management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

The measurement period for the merger concluded on August 31, 2016 and there were no adjustments to the initial fair values recorded as part of the business combination.

Note 3. Earnings per share

The following is a summary of the basic and diluted earnings per share for the three and nine month periods ended September 30, 2016 and September 30, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) available to common shareholders	$1,340,892	$(106,909)	$3,399,385	$237,585
Weighted average common shares outstanding	5,834,520	3,936,638	5,820,834	3,391,274
Effect of dilutive stock options	261,813	307,215	271,201	307,548
Diluted shares	6,096,333	4,243,853	6,092,035	3,698,822
Basic earnings per common share	$0.23	$(0.03)	$0.58	$0.07
Diluted earnings per common share	$0.22	$(0.03)	$0.56	$0.06

For the three and nine months ended September 30, 2016 and 2015, the effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share because the exercise price of such options is higher than the market price. There were 18,100 and 22,309 antidilutive stock options as of September 30, 2016 and 2015, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities

The amortized cost and fair value of securities available-for-sale at September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$18,297	$21	$(30)	$18,288
Municipal securities	7,661	137	(6)	7,792
Mortgage-backed securities	111,943	1,009	(404)	112,548
	$137,901	$1,167	$(440)	$138,628

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$22,745	$48	$(50)	$22,743
Municipal securities	7,614	52	(17)	7,649
Mortgage-backed securities	136,625	375	(979)	136,021
	$166,984	$475	$(1,046)	$166,413

At September 30, 2016, securities with a fair value totaling approximately $92,182,000 were pledged to secure public funds and securities sold under agreements to repurchase.

For the three and nine months ended September 30, 2016, there were available-for-sale securities sold with proceeds totaling $5,578,023 and $13,748,623 which resulted in gross gains realized of $18,224 and $199,587, respectively. For the nine months ended September 30, 2015 there were available-for-sale securities sold with proceeds totaling $10,968,362 and gross gains realized of and $52,255. For the three months ended September 30, 2015 there were no available-for-sale securities sold.

The amortized cost and estimated fair value of securities at September 30, 2016, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$2,030	$2,036
Due from one year to five years	13,606	13,595
Due from five years to ten years	6,323	6,366
Due after ten years	3,999	4,083
	25,958	26,080
Mortgage-backed securities	111,943	112,548
	$137,901	$138,628

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities, Continued

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	8,404	(30)	—	—	8,404	(30)
Municipal securities	1,552	(6)	—	—	1,552	(6)
Mortgage-backed securities	27,845	(230)	11,269	(174)	39,114	(404)
	37,801	(266)	11,269	(174)	49,070	(440)

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$8,464	$(50)	$—	$—	$8,464	$(50)
Municipal securities	2,456	(17)	—	—	2,456	(17)
Mortgage-backed securities	72,641	(470)	16,325	(509)	88,966	(979)
	$83,561	$(537)	$16,325	$(509)	$99,886	$(1,046)

At September 30, 2016, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

U.S. Government-sponsored enterprises: At September 30, 2016, 4 (or four) investment in U.S. GSE securities had unrealized losses. This unrealized loss related principally to changes in market interest rates. The contractual terms of the investments does not permit the issuer to settle the security at a price less than the amortized cost bases of the investment. Because the Bank does not intend to sell the investments and it is more likely than not that the Bank will not be required to sell the investments before recovery of its amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at September 30, 2016.

Municipal securities: At September 30, 2016, 4 (or four) investments in obligations of municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at September 30, 2016.

Mortgage-backed securities: At September 30, 2016, 32 (or thirty two) investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem these investments to be other-than-temporarily impaired at September 30, 2016.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses

Portfolio Segmentation:

At September 30, 2016 and December 31, 2015, loans are summarized as follows (in thousands):

	September 30, 2016			December 31, 2015
	PCI Loans	All Other Loans	Total	PCI Loans	All Other Loans	Total
Commercial real estate	$15,750	$378,596	$394,346	$20,050	$349,727	$369,777
Consumer real estate	9,765	173,763	183,528	12,764	148,930	161,694
Construction and land development	1,704	127,029	128,733	2,695	102,783	105,478
Commercial and industrial	1,616	81,918	83,534	2,768	82,183	84,951
Consumer and other	—	7,001	7,001	—	5,815	5,815
Total loans	28,835	768,307	797,142	38,277	689,438	727,715
Less: Allowance for loan losses	—	(4,964)	(4,964)	—	(4,354)	(4,354)
Loans, net	$28,835	$763,343	$792,178	$38,277	$685,084	$723,361

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

The composition of loans by loan classification for impaired and performing loan status at September 30, 2016 and December 31, 2015, is summarized in the tables below (amounts in thousands):

	September 30, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$377,352	$171,513	$126,164	$81,647	$7,001	$763,677
Impaired loans	1,244	2,250	865	271	—	4,630
	378,596	173,763	127,029	81,918	7,001	768,307
PCI loans	15,750	9,765	1,704	1,616	—	28,835
Total	$394,346	$183,528	$128,733	$83,534	$7,001	$797,142

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

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$2,246	$1,243	$861	$544	$38	$4,932
Impaired loans	—	—	—	32	—	32
Total	$2,246	$1,243	$861	$576	$38	$4,964

	December 31, 2015
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$1,906	$1,015	$627	$519	$29	$4,096
Impaired loans	—	—	—	258	—	258
Total	$1,906	$1,015	$627	$777	$29	$4,354

There was no allowance for PCI loans at September 30, 2016 or December 31, 2015.

The following tables detail the changes in the allowance for loan losses for the nine month period ending September 30, 2016 and year ending December 31, 2015, by loan classification (amounts in thousands):

	September 30, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$1,906	$1,015	$627	$777	$29	$4,354
Loans charged off	—	(80)	(14)	(18)	(120)	(232)
Recoveries of loans charged off	41	64	34	43	43	225
Provision (reallocation) charged to operating expense	299	244	214	(226)	86	617
Ending balance	$2,246	$1,243	$861	$576	$38	$4,964

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (Continued):

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of September 30, 2016 and December 31, 2015 (amounts in thousands):

Non PCI Loans

	September 30, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$378,314	$172,647	$126,074	$81,379	$6,756	$765,170
Watch	160	553	90	268	1	1,072
Special mention	—	106	—	—	244	350
Substandard	122	457	865	271	—	1,715
Doubtful	—	—	—	—	—	—
Total	$378,596	$173,763	$127,029	$81,918	$7,001	$768,307

PCI Loans

	September 30, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$12,408	$7,452	$1,045	$1,539	$—	$22,444
Watch	1,064	1,676	644	26	—	3,410
Special mention	—	—	—	13	—	13
Substandard	2,278	637	15	8	—	2,938
Doubtful	—	—	—	30	—	30
Total	$15,750	$9,765	$1,704	$1,616	$—	$28,835
Total loans	$394,346	$183,528	$128,733	$83,534	$7,001	$797,142

Non PCI Loans

	December 31, 2015
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$349,030	$146,645	$101,751	$81,683	$5,815	$684,924
Watch	184	327	—	—	—	511
Special mention	387	—	—	32	—	419
Substandard	126	1,958	1,032	468	—	3,584
Doubtful	—	—	—	—	—	—
Total	$349,727	$148,930	$102,783	$82,183	$5,815	$689,438

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Credit Risk Management (Continued):

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

The following tables present the aging of the recorded investment in loans as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016
	30-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and NonAccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$66	$—	$—	$66	$15,750	$378,530	$394,346
Consumer real estate	609	106	166	881	9,765	172,882	183,528
Construction and land development	—	—	865	865	1,704	126,164	128,733
Commercial and industrial	—	—	224	224	1,616	81,694	83,534
Consumer and other	20	9	—	29	—	6,972	7,001
Total	$695	$115	$1,255	$2,065	$28,835	$766,242	$797,142

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Past Due Loans (Continued):

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

Impaired Loans:

The following is an analysis of the impaired loan portfolio, excluding PCI loans, detailing the related allowance recorded as of September 30, 2016 and December 31, 2015 (amounts in thoudands):

				For the nine months ended
	At September 30, 2016			September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$1,244	$1,244	$—	$1,769	$71
Consumer real estate	2,250	2,809	—	3,039	80
Construction and land development	865	865	—	1,009	3
Commercial and industrial	47	47	—	48	3
Consumer and other	—	—	—	—	—
	4,406	4,965	—	5,865	157

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	224	296	32	369	63
Consumer and other	—	—	—	—	—
	224	296	32	369	63
Total impaired loans	$4,630	$5,261	$32	$6,234	$220

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

Troubled Debt Restructurings:

At September 30, 2016 and December 31, 2015, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of September 30, 2016 and December 31, 2015, management had approximately, $3,388,000 and $4,990,000, respectively, in loans that met the criteria for restructured, which included approximately $451,000 and $1,297,000, respectively, of loans on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Troubled Debt Restructurings (Continued):

The following table presents a summary of loans that were modified as troubled debt restructurings during the nine month period ended September 30, 2016 (amounts in thousands):

		Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded
September 30, 2016	Number of Contracts	Investment	Investment
Construction and land development	1	$483	$483
Commercial and industrial	1	385	385

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

Purchased Credit Impaired Loans:

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of is as follows:

September 30, 2016
Commercial real estate	$18,678
Consumer real estate	13,644
Construction and land development	2,577
Commercial and industrial	2,597
Consumer and other	—
Total loans	$37,496
Less remaining purchase discount	(8,661)
Total loans, net of purchase discount	28,835
Less: Allowance for loan losses	—
Carrying amount, net of allowance	$28,835

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the three and nine months period ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Accretable yield, beginning of period	$10,209	$7,179	$10,216	$7,983
Additions	—	4,282	—	4,282
Accretion income	(661)	(162)	(1,876)	(886)
Reclassification to accretable	174	55	1,511	110
Other changes, net	(334)	(521)	(463)	(656)
Accretable yield	$9,388	$10,833	$9,388	$10,833

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at September 30, 2016 is as follows:

Commitments to extend credit	$135.8	million
Standby letters of credit	$2.9	million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at September 30, 2016 will not have a material effect on SmartFinancial’s consolidated financial statements.

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

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analysis, using market interest rates for comparable loans. Fair value for nonperforming loans are estimated using discounted cashflow analyses of underlying collateral values where applicable. Generally, Level3 inputs are utilized in this estimate.

Deposits: The fair value of deposits with no stated maturity, such as noninterest-bearing and interest-bearing demand deposits, savings deposits, and money market accounts, is equal to the amount payable on demand at the reporting date. The carrying amounts of variable-rate, fixed-term certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cashflow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits. Generally, Level 3 inputs are utilized in this estimate.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Fair Value Disclosures, Continued

Fair Value Hierarchy (Continued):

Securities Sold Under Agreement to Repurchase: The carrying value of these liabilities approximates their fair value.

Federal Home Loan Bank Advances and Other Borrowings: The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements. Level 3 inputs are used in this estimate.

Commitments to Extend Credit and Standby Letters of Credit: Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure.

Measurements of Fair Value:

Assets and liabilities recorded at fair value on a recurring basis are as follows (in thousands):

	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$18,288	$—	$18,288	$—
Mortgage-backed securities	112,548	—	112,548	—
Municipal securities	7,792	—	7,792	—
Total securities available-for-sale	$138,628	$—	$138,628	$—

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$22,743	$—	$22,743	$—
Mortgage-backed securities:	136,021	—	136,021	—
Municipal securities	7,649	—	7,649	—
Total securities available-for-sale	$166,413	$—	$166,413	$—

SmartFinancial has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Levels in the fair value hierarchy.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The tables below present information about assets and liabilities on the balance sheet at September 30, 2016 and December 31, 2015 which are measured at fair value on a nonrecurring basis.

	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$192	$—	$—	$192
Foreclosed assets	2,536	—	—	2,536

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Fair Value Disclosures, Continued

Measurements of Fair Value (Continued):

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$160	$—	$—	$160
Foreclosed assets	5,358	—	—	5,358

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2016, the significant unobservable inputs used in the fair value measurements are presented below (in thousands).

	Balance as of September 30, 2016	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$192	Cash Flow	Evaluation of Collectability	—%
Foreclosed assets	2,536	Appraisal	Appraisal Discounts	29.5%

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$58,587	$58,587	$79,965	$79,965
Securities available for sale	138,628	138,628	166,413	166,413
Restricted investments	4,451	4,451	4,451	4,451
Loans, net	792,178	804,515	723,361	721,338

Liabilities:
Noninterest-bearing demand deposits	145,509	145,509	131,419	131,419
Interest-bearing demand deposits	152,216	152,216	149,424	149,424
Money Market and Savings deposits	271,259	271,259	236,901	236,901
Time deposits	291,857	292,376	340,739	342,873
Securities sold under agreements to repurchase	24,202	24,202	28,068	28,068
Federal Home Loan Bank advances and other borrowings	43,048	43,052	34,187	34,169

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

Measurements of Fair Value (Continued):

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the “Company” or “SmartFinancial”) is a bank holding company incorporated under the laws of Tennessee and headquartered in Knoxville, Tennessee. The Company conducts its business operations primarily through its wholly-owned subsidy, SmartBank, a Tennessee chartered community bank providing services through 15 offices in eastern Tennessee, northwest Florida, and north Georgia. On February 26, 2016, the Company merged SmartBank and Cornerstone Community Bank together, with SmartBank surviving the merger. This quarter completes the fourth full quarter’s results from the combined company and the second full quarter's results of the merged bank.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the third quarter of 2016:

•	Net income available to common shareholders totaled $1.3 million or $0.23 per share during the third quarter of 2016.

•
Annualized return on average assets for the three and nine months ended September 30, 2016 equaled 0.63 percent and 0.55 percent, respectively, compared to (0.04) percent and 0.08 percent in the same periods for 2015

•
Annualized return on average equity for three and nine months ended September 30, 2016 equaled 6.14 percent and 5.38 percent, respectively, compared to (0.44) percent and 0.72 percent in the same periods for 2015

•
Annualized net loan growth was approximately 12.42 percent in the third quarter of 2016, with a healthy mix of construction & development, residential real estate, and commercial real estate loan growth.

•	Non interest income as a percent of average assets increased to 0.47 percent as the sale of mortgage and SBA loans increased over 45 percent.

•	Maintained outstanding asset quality with just 0.41 percent of nonperforming assets to total assets.

Analysis of Results of Operations

Third quarter of 2016 compared to 2015

Net income was $1.6 million in the third quarter of 2016, which was up from $(77) thousand in the third quarter of 2015. Net income available to common shareholders was $1,341 thousand, or $0.22 per diluted common share, in the third quarter of 2016, an increase from $(107) thousand, or $(0.03) per diluted common share, in the third quarter of 2015. Net interest income to average assets of 3.76 percent in the third quarter of 2016 was up from 3.62 percent in the third quarter of 2015 due to a lower percentage of noninterest-earning assets and a higher percentage of noninterest-bearing deposits. Noninterest income to average assets of 0.47 percent was up from 0.10 percent in the third quarter of 2015 as a result of lower losses on the sale of foreclosed assets in 2016 compared to 2015 and higher gains on sale of mortgage and SBA loans. Noninterest expense to average assets decreaesed from 3.66 percent in the third quarter of 2015 to 3.13 percent in third quarter of 2016 primarily due to normalized post merger data processing costs, the completion of repairs at one branch, and a drop in salary and employee benefit expenses. The resulting pretax pre-provision income to average assets was 1.10 percent in the third quarter of 2016, an improvement from 0.06 percent in the third quarter of 2015.

First nine months of 2016 compared to 2015

Net income was $4.2 million in the first nine months of 2016, which was up from $328 thousand in the first nine months of 2015. Net income available to common shareholders was $3.4 million, or $0.56 per diluted common share, in the first nine months of 2016, an increase from $238 thousand , or $0.06 per diluted common share, in the first nine months of 2015. Net interest income to average assets of 3.76 percent in the first nine months of 2016 was up from 3.56 percent in the first nine months of 2015, with the increase as a result of higher yields on earning assets and a lower percentage of non-earning assets. Noninterest income to average assets of 0.43 percent was up from 0.25 percent in the first nine months of 2015 as a result of lower losses on the sale of foreclosed assets in 2016 compared to 2015 higher gains on sale of mortgage and SBA loans, and higher fees on deposit accounts. Noninterest expense to average assets decreased from 3.48 percent in the first nine months of 2015 to 3.24 percent in the first nine months of 2016 as the company continued to gain efficiencies of scale from the merger. The resulting pretax pre-provision income to average assets was 0.95 percent in the first nine months of 2016, an improvement from 0.33 percent in the first nine months of 2015.

Net Interest Income and Yield Analysis

Third quarter of 2016 compared to 2015

Net interest income, taxable equivalent, improved to $9.7 million in the third quarter of 2016 from $6.4 million in the third quarter of 2015. The increase in net interest income was primarily the result of a significant increase in earning assets primarily from the merger. Average earning assets increased from $630.5 million in the third quarter of 2015 to $953.7 million in the third quarter of 2016. Over this period, average loan balances increased by $298.7 million. In addition, average interest-bearing deposits increased by $209.6 million and average noninterest-bearing deposits increased $59.7 million. Net interest income to average assets of 3.76 percent for the third quarter in 2016 was up from 3.62 percent during the same period in 2015. Net interest margin, taxable equivalent, was 4.03 percent in the quarter, compared to 4.04 percent a year ago. Net interest margin was negatively affected by a decrease in the yield on earning assets from 4.50 percent a year ago to 4.48 percent in the quarter and an increase in the cost of interest bearing deposits from 0.53 percent a year ago to 0.58 percent in the quarter.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$788,585	$10,112	5.09%	$489,926	$6,656	5.39%
Investment securities and interest-bearing due from banks (2)	159,683	615	1.53%	107,061	453	1.68%
Federal funds and other	5,442	51	3.72%	33,539	42	0.50%
Total interest-earning assets	953,710	10,778	4.48%	630,526	7,151	4.50%
Noninterest-earning assets	66,735			72,898
Total assets	$1,020,445			$703,424

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$147,102	$73	0.20%	$114,727	$45	0.16%
Money market and savings deposits	268,307	283	0.42%	169,916	176	0.41%
Time deposits	312,889	709	0.90%	234,017	468	0.79%
Total interest-bearing deposits	728,298	1,065	0.58%	518,660	689	0.53%
Securities sold under agreement to repurchase	22,471	17	0.30%	11,095	7	0.25%
Federal Home Loan Bank advances and other borrowings	11,187	17	0.60%	13,806	31	0.89%
Total interest-bearing liabilities	761,956	1,099	0.57%	543,561	727	0.53%
Noninterest-bearing deposits	148,178			88,468
Other liabilities	6,194			2,141
Total liabilities	916,328			634,170
Stockholders’ equity	104,117			69,254
Total liabilities and stockholders’ equity	$1,020,445			$703,424

Net interest income, taxable equivalent		$9,679			$6,424
Interest rate spread (3)			3.91%			3.97%
Tax equivalent net interest margin (4)			4.03%			4.04%

Percentage of average interest-earning assets to average interest-bearing liabilities			125.17%			116.0%
Percentage of average equity to average assets			10.20%			9.85%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $556 thousand and $483 thousand for the quarters ended September 2016 and 2015, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $1 thousand for the period ended September 30, 2016 and zero for the period ended September 30, 2015.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $13 thousand for the period ended September 30, 2016 and $1 thousand for the period ended September 30, 2015.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

First nine months of 2016 compared to 2015

Net interest income, taxable equivalent, improved to $28.5 million in the first nine months of 2016 from $15.4 million in the same period of 2015. The increase in net interest income was primarily the result of a significant increase in earning assets primarily from the merger. Average earning assets increased from $526.6 million for the first nine months of 2015 to $936.4 million for the same period in 2016. Over this period, average loan balances increased by $345.3 million. In addition, average interest-bearing deposits increased by $287.0 million and average noninterest-bearing deposits increased $68.9 million. Net interest income to average assets of 3.76 percent for the first nine months of 2016 was up from 3.56 percent during the same period in 2015. Net interest margin, taxable equivalent, was 4.06 percent for the first nine months of 2016, compared to 3.92 percent a year ago. Net interest margin was positively affected by a increase in the yield on earning assets from 4.36 percent a year ago to 4.51 percent in 2016.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$758,420	$29,450	5.19%	$413,155	$15,852	5.13%
Investment securities and interest-bearing due from banks (2)	171,356	2,023	1.58%	100,209	1,237	1.65%
Federal funds and other	6,655	165	3.31%	13,279	97	0.98%
Total interest-earning assets	936,431	31,638	4.51%	526,643	17,186	4.36%
Noninterest-earning assets	69,202			53,633
Total assets	$1,005,633			$580,276

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$150,495	$208	0.18%	$110,229	$120	0.15%
Money market and savings deposits	253,000	854	0.45%	137,627	397	0.39%
Time deposits	322,935	1,977	0.82%	191,568	1,173	0.82%
Total interest-bearing deposits	726,430	3,039	0.56%	439,424	1,690	0.51%
Securities sold under agreement to repurchase	21,155	49	0.31%	7,252	13	0.24%
Federal Home Loan Bank advances and other borrowings	15,311	91	0.79%	5,171	34	0.88%
Total interest-bearing liabilities	762,896	3,179	0.56%	451,847	1,737	0.51%
Noninterest-bearing deposits	134,777			65,881
Other liabilities	5,209			1,622
Total liabilities	902,882			519,350
Stockholders’ equity	102,751			60,926
Total liabilities and stockholders’ equity	$1,005,633			$580,276

Net interest income, taxable equivalent		$28,459			$15,449
Interest rate spread (3)			3.95%			3.85%
Tax equivalent net interest margin (4)			4.06%			3.92%

Percentage of average interest-earning assets to average interest-bearing liabilities			122.75%			116.6%
Percentage of average equity to average assets			10.22%			10.50%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $1.9 million and $816 thousand for the nine months ended September 2016 and 2015, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $12 thousand for the nine months ended September 30, 2016 and zero for the nine months ended September 30, 2015.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $39 thousand for the nine months ended September 30, 2016 and $4 thousand for the nine months ended September 30, 2015.

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

Third quarter of 2016 compared to 2015

Net interest income, taxable equivalent, increased by $3.3 million between the quarters ended September 30, 2016 and 2015. The following is an analysis of the changes in net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	Three Months Ended September 30,
	2016	Compared to	2015
	Increase (decrease) due to
	Rate	Volume	Net
Interest-earning assets:
Loans (1)	(602)	4,058	3,456
Investment securities and interest-bearing due from banks (2)	(61)	223	162
Federal funds and other	44	(35)	9
Total interest-earning assets	(619)	4,246	3,627

Interest-bearing liabilities:
Interest-bearing demand deposits	15	13	28
Money market and savings deposits	5	102	107
Time deposits	84	157	241
Total interest-bearing deposits	104	272	376
Securities sold under agreement to repurchase	3	7	10
Federal Home Loan Bank advances and other borrowings	(8)	(6)	(14)
Total interest-bearing liabilities	99	273	372
Net interest income	(718)	3,973	3,255

(1)
Loans include nonaccrual loans.Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $1 thousand for the period ended September 30, 2016 and zero for the period ended September 30, 2015.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $13 thousand for the period ended September 30, 2016 and $1 thousand for the period ended September 30, 2015.

.

First nine months of 2016 compared to 2015

Net interest income increased by $13.0 million between the first nine months of September 30, 2016 compared to 2015. The following is an analysis of the changes in net interest income comparing the changes attributable to rates, attributable to days, and those attributable to volumes (in thousands):

	Nine Months Ended September 30,
	2016	Compared to		2015
	Increase (decrease) due to
	Rate	Days (1)	Volume	Net
Interest-earning assets:
Loans (2)	292	58	13,248	13,598
Investment securities and interest-bearing due from banks (3)	(97)	5	878	786
Federal funds and other	117	—	(49)	68
Total interest-earning assets	312	63	14,077	14,452

Interest-bearing liabilities:
Interest-bearing demand deposits	43	—	45	88
Money market and savings deposits	119	1	337	457
Time deposits	(6)	4	806	804
Total interest-bearing deposits	156	5	1,188	1,349
Securities sold under agreement to repurchase	11	—	25	36
Federal Home Loan Bank advances and other borrowings	(10)	—	67	57
Total interest-bearing liabilities	157	5	1,280	1,442
Net interest income	155	58	12,797	13,010

(1)	In the nine months ended September 30, 2016 there were 274 days compared to 273 days in the nine months ended September 30, 2015.

(2)
Loans include nonaccrual loans. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $12 thousand for the nine months ended September 30, 2016 and zero for the nine months ended September 30, 2015.

(3)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $39 thousand for the nine months ended September 30, 2016 and $4 thousand for the nine months ended September 30, 2015.

Noninterest Income

Third quarter of 2016 compared to 2015

Noninterest income totaled $1.2 million in the third quarter of 2016, compared to $179 thousand in the third quarter of 2015. Noninterest income to average assets of 0.47 percent for the quarter was up from 0.10 percent in 2015 primarily due to lower losses on the sale of foreclosed assets. Charges and fees on deposit accounts increased $88 thousand primarily due to increased deposit accounts from the merger. Gains on the sale of loans, which includes mortgage and SBA loans, were $287 thousand, up substantially from $66 thousand a year ago.

	Three months ended September 30,
(Dollars in thousands)	2016	2015
Service charges and fees on deposit accounts	$296	$208
Gain on sale of securities	18	—
Gain on sale of loans and other assets	287	66
Gain (loss) on sale of foreclosed assets	131	(446)
Other noninterest income	472	351
Total noninterest income	$1,204	$179

First nine months of 2016 compared to 2015

Noninterest income totaled $3.2 million in the first nine months of 2016, comapred to $1.1 million in the the first nine months of 2015. Noninterest income to average assets of 0.43 percent was up from 0.25 percent in 2015 due to higher gains on sales of loans and securities. Charges and fees on deposit accounts increased $364 thousand primarily due to increased deposit accounts from the merger. Gains on the sale of loans, which includes mortgage and SBA were $706 thousand, up substantially from $162 thousand a year ago.

	Nine months ended September 30,
(Dollars in thousands)	2016	2015
Service charges and fees on deposit accounts	$851	$487
Gain on sale of securities	200	52
Gain on sale of loans and other assets	706	162
Gain (loss) on sale of foreclosed assets	185	(426)
Other noninterest income	1,294	818
Total noninterest income	$3,236	$1,093

Noninterest Expense

Third quarter of 2016 compared to 2015

Noninterest expense totaled $8.0 million in the third quarter of 2016 compared to $6.5 million in the third quarter of 2015. Noninterest expense to average assets decreased from 3.66 percent a year ago to 3.13 percent in the quarter. Salaries and employee benefits, occupancy, data processing, and other noninterest expense categories in 2016 were all significantly impacted by the merger which added employees, branches and other facilities, and equipment to the Company's expense base. In the third quarter of 2016 professional services decreased compared to the prior year due to a reduction in expenses related to the merger.

	Three months ended September 30,
(Dollars in thousands)	2016	2015
Salaries and employee benefits	$4,312	$3,185
Net occupancy and equipment expense	965	708
Depository insurance	153	144
Foreclosed assets	79	91
Advertising	179	132
Data processing	457	293
Professional services	558	908
Amortization of intangible assets	80	58
Service contracts	272	196
Other operating expenses	995	778
Total noninterest expense	$8,050	$6,493

First nine months of 2016 compared to 2015

Noninterest expense totaled $24.5 million for the first nine months of 2016 compared to $15.1 million in the same period in 2015. Noninterest expense to average assets decreased from 3.48 percent a year ago to 3.24 percent in 2016. Salaries and employee benefits, occupancy, data processing, and other noninterest expense categories in 2016 were all significantly impacted by the merger which added employees, branches and other facilities, and equipment to the Company's expense base. However, in 2015 there were additional professional service expenses as a result of the merger which resulted in a slight decrease for the first nine months of 2016.

	Nine months ended September 30,
(Dollars in thousands)	2016	2015
Salaries and employee benefits	$13,293	$7,721
Net occupancy and equipment expense	3,120	1,827
Depository insurance	440	339
Foreclosed assets	199	180
Advertising	537	353
Data processing	1,353	697
Professional services	1,565	1,594
Amortization of intangible assets	267	140
Service contracts	873	507
Other operating expenses	2,827	1,756
Total noninterest expense	$24,474	$15,114

Taxes

Third quarter of 2016 compared to 2015

In the third quarter of 2016 income tax expense totaled $947 thousand compared to $152 thousand thousand a year ago. Income taxes a year ago were elevated by non-deductible merger expenses resulting in an effective tax rate of approximately 200.0 percent compared to approximately 37.0 percent in the third quarter of 2016.

First nine months of 2016 compared to 2015

In the first nine months of 2016 income tax expense totaled $2.4 million compared to $740 thousand a year ago. Income taxes a year ago were elevated by non-deductible merger expenses resulting in an effective tax rate of approximately 69.3 percent compared to approximately 36.6 percent in the first nine months of 2016.

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $792.2 million at September 30, 2016 and $723.4 million at December 31, 2015. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential fixed rate mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic net loans increased by $130.2 million, or 28.8 percent, from December 31, 2015, to $581.8 million at September 30, 2016 as we continue to originate well-underwritten loans. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed since purchase.

Purchased Loans

Purchased non-credit impaired loans of $181.6 million at September 30, 2016 were down from $233.5 million at December 31, 2015 as a result of loan payoffs and renewals. Since December 31, 2015, our net purchased credit impaired (“PCI”) loans decreased by $9.4 million to $28.8 million at September 30, 2016. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or our future acquisition activity.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	September 30, 2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$270,783	$107,813	$15,750	$394,346	49.5%
Consumer real estate-mortgage	127,813	45,950	9,765	183,528	23.0%
Construction and land development	117,937	9,092	1,704	128,733	16.1%
Commercial and industrial	63,983	17,935	1,616	83,534	10.5%
Consumer and other	6,210	791	—	7,001	0.9%
Total gross loans receivable, net of deferred fees	586,725	181,582	28,835	797,142	100.0%
Allowance for loan and lease losses	(4,964)	—	—	(4,964)
Total loans, net	$581,761	$181,582	$28,835	$792,178

	December 31, 2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$229,203	$120,524	$20,050	$369,777	50.8%
Consumer real estate-mortgage	95,233	53,697	12,764	161,694	22.2%
Construction and land development	73,028	29,755	2,695	105,478	14.5%
Commercial and industrial	53,761	28,422	2,768	84,951	11.7%
Consumer and other	4,692	1,123	—	5,815	0.8%
Total gross loans receivable, net of deferred fees	455,917	233,521	38,277	727,715	100.0%
Allowance for loan and lease losses	(4,354)	—	—	(4,354)
Total loans, net	$451,563	$233,521	$38,277	$723,361

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year.

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$31,305	$219,562	$143,479	$394,346	$251,627	$111,414
Consumer real estate-mortgage	13,512	94,179	75,837	183,528	103,325	66,691
Construction and land development	43,018	52,182	33,533	128,733	34,627	51,088
Commercial and industrial	21,118	46,559	15,857	83,534	46,396	16,020
Consumer and other	4,045	2,705	251	7,001	2,272	684
Total Loans	$112,998	$415,187	$268,957	$797,142	$438,247	$245,897

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.17 percent as of September 30, 2016 , which was down from 0.38 percent as of December 31, 2015. Total nonperforming assets as a percentage of total assets as of September 30, 2016 totaled 0.38 percent compared to 0.79 percent as of December 31, 2015. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due

The following table summarizes the Company's nonperforming assets for the periods presented.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Nonaccrual loans	$1,255	$2,252
Accruing loans past due 90 days or more (1)	115	502
Total nonperforming loans	1,370	2,754
Foreclosed assets	2,536	5,358
Total nonperforming assets	$3,906	$8,112

Restructured loans not included above	$2,938	$3,693
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At September 30, 2016 problem loans amounted to approximately $617.3 thousand or 0.08 percent of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of September 30, 2016 and December 31, 2015, our allowance for loan losses was $5.0 million and $4.4 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in 2016 as compared to 2015 is the result of increases in the organic loan portfolio. Our allowance for loan loss as a percentage of total loans has increased slightly from 0.60 percent at December 31, 2015 to 0.63 percent at September 30, 2016. As a percentage of organic loans the allowance for loan losses decreased from 0.95 percent at December 31, 2015 to 0.85 percent at September 30, 2016.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. As of September 30, 2016 the balance on PCI loans was $37.5 million while the carrying value was $28.8 million. These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount on a loan-by-loan basis to determine if additional provisioning should be recognized. At September 30, 2016, there were no allowances on PCI loans.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans as of September 30, 2016 and December 31, 2015 and the percentage of loans in each category to total loans (in thousands):

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$2,246	45.2%	$1,906	43.8%
Consumer real estate-mortgage	1,243	25.0%	1,015	23.3%
Construction and land development	861	17.3%	627	14.4%
Commercial and industrial	576	11.7%	777	17.8%
Consumer and other	38	0.8%	29	0.7%
Total allowance for loan losses	$4,964	100.0%	$4,354	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans offset by improvements of our loan portfolio and the reduction of nonperforming loans and net charge-offs, which is largely influenced by the overall improvement in the economies in our market areas. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans were approximately $258 thousand at December 31, 2015 compared to $32 thousand at September 30, 2016.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods ended September 30, 2016 and December 31, 2015 including the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	September 30, 2016	December 31, 2015
Balance at beginning of period	$4,354	$3,880
Provision for loan losses	617	923
Charged-off loans:
Commercial real estate-mortgage	—	(95)
Consumer real estate-mortgage	(80)	(247)
Construction and land development	(14)	(50)
Commercial and industrial	(18)	—
Consumer and other	(120)	(114)
Total charged-off loans	(232)	(506)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	41	—
Consumer real estate-mortgage	64	—
Construction and land development	34	26
Commercial and industrial	43	19
Consumer and other	43	12
Total recoveries of previously charged-off loans	225	57
Net charge-offs	(7)	(449)
Balance at end of period	$4,964	$4,354

Ratio of allowance for loan losses to total loans outstanding at end of period	0.63%	0.60%
Ratio of net charge-offs to average loans outstanding for the period	—%	(0.09)%

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

Investment Portfolio

Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities had a fair values of $138.6 million and $166.4 million at September 30, 2016 and December 31, 2015, respectively. Our investments to assets ratio has decreased from 16.3 percent at December 31, 2015 to 13.3 percent at September 30, 2016 as we reduced the ratio of investments to total assets on our balance sheet to allocate more funding to loans. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the amortized cost of the Company’s investment securities. In the periods ended September 30, 2016 and December 31, 2015 all investment securities were classified as available for sale.

Book Value of Investment Securities
(in thousands)	September 30, 2016	December 31, 2015
U.S. Government agencies	$18,297	$22,745
State and political subdivisions	7,661	7,614
Mortgage-backed securities	111,943	136,625
Total securities	$137,901	$166,984

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

Contractual Maturity of Investment Securities
September 30, 2016
(in thousands)
	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
U.S. Government agencies	$2,030	$12,984	$3,283	$—	$18,297
State and political subdivisions	—	622	3,040	3,999	7,661
Mortgage-backed securities	—	3,067	28,676	80,200	111,943
Total securities available for sale	$2,030	$16,673	$34,999	$84,199	$137,901
Weighted average yield (1)	1.05%	1.71%	1.76%	1.75%	1.75%
(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2016, brokered deposits represented approximately 8.7 percent of total deposits.

Following the merger in 2015 the overall mix of average deposits has shifted to a higher percentage of noninterest-bearing and money market and savings deposits, with reductions in the percentage of deposits held in interest-bearing demand accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three and nine months ended September 30, 2016 was 0.58 percent and 0.56 percent, respectively, compared to a 0.53 percent and 0.51 percent for the same periods in 2015. The increase in the costs were due to changes in deposit mix and higher rates on interest-bearing deposit accounts.

Total deposits as of September 30, 2016 were $860.8 million, which was an increase of $2.4 million from December 31, 2015. As of September 30, 2016 the Company had outstanding time deposits under $100,000 with balances of $118.6 million, time deposits over $100,000 with balances of $172.9 million, and a fair value premium for time deposits of approximately $373 thousand.

The following table summarizes the maturities of time deposits $100,000 or more as of September 30, 2016.

Remaining maturity: (Dollars in thousands)	September 30, 2016
Three months or less	$26,702
Three to six months	37,552
Six to twelve months	44,304
More than twelve months	64,303
Total	$172,861

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Short-term borrowings totaled $43.0 million at September 30, 2016 comprised of $32.0 million in FHLB advances maturing within twelve months with a purchase accounting fair value adjustment of approximately $48 thousand and the remainder consisted of Federal Funds purchased. Short-term borrowings totaled $32.0 million at December 31, 2015 comprised of $28 million in FHLB advances maturing within twelve months and the remainder consisted of Federal Funds purchased. There was no long-term debt outstanding at September 30, 2016 as the company paid down the balance of $2 million on the line of credit which was outstanding on December 31, 2015.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At September 30, 2016 and December 31, 2015, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

Liquidity and Off-Balance Sheet Arrangements

At September 30, 2016, we had $135.8 million of pre-approved but unused lines of credit and $2.9 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

Market Risk and Liquidity Risk Management

The Bank’s Asset Liability Management Committee (“ALCO”) is responsible for making decisions regarding liquidity and funding solutions based upon approved liquidity, loan, capital and investment policies. The ALCO must consider interest rate sensitivity and liquidity risk management when rendering a decision on funding solutions and loan pricing. To assist in this process the Bank has contracted with an independent third party to prepare quarterly reports that summarize several key asset-liability measurements. In addition, the third party will also provide recommendations to the Bank’s ALCO regarding future balance sheet structure, earnings and liquidity strategies. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management. We do not believe there have been any material changes to the Company’s interest rate sensitivity or liquidity risk from December 31, 2015 to the period ended September 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to SmartFinancial (including its consolidated subsidiaries) required to be included in SmartFinancial’s periodic filings under the Exchange Act.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are various claims and lawsuits in which SmartFinancial is periodically involved incidental to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

SmartFinancial and its wholly owned subsidiary, SmartBank, are periodically involved as a plaintiff or a defendant in various legal actions in the ordinary course of business. While the outcome of these matters is not currently determinable, neither SmartFinancial nor SmartBank is involved in any litigation that is expected to have a material impact on our financial position, results of operations, or cash flow. Management believes that any claims pending against SmartFinancial or SmartBank are without merit or that the ultimate liability, if any, resulting from such claims will not materially affect SmartBank’s financial condition or SmartFinancial’s consolidated financial position.

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

SmartFinancial, Inc.

Date:	November 14, 2016	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	November 14, 2016	/s/ Christopher Bryan Johnson
Christopher Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)