Form 10-K
period 2016-12-31
SMARTFINANCIAL INC.
filed 2017-03-31
CIK 1038773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________________

FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission File Number: 001-37391
_________________________________________________________

SMARTFINANCIAL, INC.
(Exact name of registrant as specified in its charter)

_________________________________________________________

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
Yes  ☐  No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $74.6 million. As of March 21, 2017, there were 8,207,091 shares outstanding of the registrant’s common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2017, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

SmartFinancial, Inc. (“SmartFinancial”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

•	weakness or a decline in the U.S. economy, in particular in Tennessee, and other markets in which we operate;

•	the possibility that our asset quality would decline or that we experience greater loan losses than anticipated;

•	the impact of liquidity needs on our results of operations and financial condition;

•	competition from financial institutions and other financial service providers;

•	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;

•	the impact of recently enacted and future legislation and regulation on our business;

•	negative changes in the real estate markets in which we operate and have our primary lending activities, which may result in an unanticipated decline in real estate values in our market area;

•	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;

•	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;

•
cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market;

•
results of examinations by our primary regulators, the Tennessee Department of Financial Institutions (the “TDFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;

•	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;

•
our inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements (including those resulting from the U.S. implementation of Basel III requirements);

•	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio;

•	unanticipated credit deterioration in our loan portfolio or higher than expected loan losses within one or more segments of our loan portfolio;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;

•	our ability to retain the services of key personnel;

•	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us; and

•	our ability to use the net proceeds of this offering as currently contemplated.

For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” below. We do not intend to update any factors, except as required by SEC rules, or to publicly announce revisions to any of our forward-looking statements. Any forward-looking statement speaks only as of the date that such statement was made. You should consider any forward looking statements in light of this explanation, and we caution you about relying on forward-looking statements.

PART I

ITEM 1. BUSINESS

OVERVIEW

SmartFinancial, Inc. (“SmartFinancial” the “Company”), formerly “Cornerstone Bancshares, Inc.,” was incorporated on September 19, 1983, under the laws of the State of Tennessee. SmartFinancial is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. On August 31, 2015, Cornerstone Bancshares, Inc. merged with SmartFinancial, Inc. (“Legacy SmartFinancial”), with Cornerstone Bancshares, Inc. surviving the merger and changing its name to “SmartFinancial, Inc.” Following the merger, the Company operated two wholly-owned subsidiaries: SmartBank and Cornerstone Community Bank, both Tennessee banking corporations (the “Banks”). On February 26, 2016, the company merged Cornerstone Community Bank with and into SmartBank, with SmartBank surviving the merger. As of the date of this annual report, SmartBank (the “Bank”) is our only subsidiary Bank.

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

The Merger

On August 31, 2015, we completed our merger with Legacy SmartFinancial valued at approximately $28.4 million. Legacy SmartFinancial was merged with and into Cornerstone Bancshares, with Cornerstone Bancshares continuing on as the surviving corporation, changing its name to SmartFinancial, Inc. and relocating the headquarters to Knoxville, Tennessee. The merger was treated as a reverse merger for accounting purposes. Following the merger, SmartBank and Cornerstone Community Bank continued to operate separately until February 26, 2016, when the two banks were merged together. In connection with the merger, Cornerstone Bancshares Inc. sold $15 million of common stock at $3.75 per share in a stock offering to accredited investors, and used the proceeds to redeem the Company’s Series A Cumulative Preferred Stock. As part of the merger, Cornerstone effected a 1-for-4 reverse stock split after which the Legacy SmartFinancial shareholders were issued 1.05 shares of Cornerstone common stock for each share of Legacy SmartFinancial common stock owned. All of Cornerstone’s outstanding stock options vested upon consummation of the merger. The merger gave us a material market presence in the Chattanooga, Tennessee-Georgia MSA and surrounding counties. Following the merger, SmartFinancial listed its common stock on the NASDAQ exchange under the symbol “SMBK.”

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

Under the terms of the Securities Purchase Agreement, Legacy SmartFinancial sold 12,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Legacy SmartFinancial SBLF Stock”), to Treasury for a purchase price of $12 million. Each share of Legacy SmartFinancial SBLF Stock was converted into one share of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (the “SBLF Preferred Stock”). More details about the SBLF Preferred Stock can be found in Note 16 in the “Notes to Consolidated Financial Statements.”

SmartBank

SmartBank is a Tennessee-chartered commercial bank established in 2007 which has its principal executive offices in Pigeon Forge, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, consumer loans and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in obligations of the U.S. Government, U.S. Government agencies, and various states and their political subdivisions. In addition to deposits, sources of funds for the Bank’s loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.  At December 31, 2016, SmartBank had twelve full-service branches located in East Tennessee and the Florida Panhandle, two loan production offices, one mortgage loan production office, and two service centers.

Employees

As of December 31, 2016, SmartFinancial had 222 full-time equivalent employees and SmartBank had 219 full-time equivalent employees. The employees are not represented by a collective bargaining unit. SmartFinancial believes that its relationship with its employees is good.

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

Competition

The three Tennessee markets in which we currently operate are very competitive. The Knoxville MSA banking market consists of 48 financial institutions with over $16.2 billion in deposits in the market as of June 30, 2016, up from $15.1 billion at June 30, 2015.  As of June 30, 2016, approximately 47.6 percent of this deposit base was controlled by three large, multi-state banks headquartered outside of Knoxville: First Horizon, SunTrust, and Regions Financial.   At June 30, 2016, SmartBank had approximately 0.4 percent of the deposit market share in the Knoxville MSA.

The Chattanooga MSA banking market consists of 27 financial institutions with over $9.3 billion in deposits in the market as of June 30, 2016, up from $9.0 billion at June 30, 2015.  As of June 30, 2016, approximately 55.5 percent of this deposit base was controlled by three large, multi-state banks headquartered outside of Chattanooga: First Horizon, SunTrust, and Regions Financial.  At June 30, 2016, SmartBank had approximately 3.4 percent of the deposit market share in the Chattanooga MSA.

The Sevier County banking market, which is not in a MSA, is comprised of 10 financial institutions with over $2.2 billion in deposits in the market as of June 30, 2016, up from $2.1 billion at June 30, 2015.  As of June 30, 2016, approximately 78.8 percent of this deposit base was controlled by four local community banks which are headquartered in the county. At June 30, 2016, SmartBank had approximately 19.4 percent of the deposit market share in Sevier County.

The two Florida markets in which we currently operate branches are very competitive. The Pensacola-Ferry Pass-Brent MSA banking market consists of 18 financial institutions with over $5.4 billion in deposits in the market as of June 30, 2016, up from $5.1 billion at June 30, 2015.  As of June 30, 2016, approximately 65.8 percent of this deposit base was controlled by five large, multi-state banks headquartered outside of Pensacola: Regions, Bank of America, Wells Fargo, Synovus Financial, and Hancock Holding Co.  At June 30, 2016, SmartBank had approximately 0.3 percent of the deposit market share in the Pensacola MSA.

The Crestview-Fort Walton Beach-Destin MSA banking market is comprised of 25 financial institutions with over $4.8 billion in deposits in the market as of June 30, 2016, up from $4.6 billion at June 30, 2015.  As of June 30, 2016, approximately 43.1 percent of this deposit base was controlled by four large, multi-state banks headquartered outside of Pensacola: Regions, Synovus Financial, Bank of America, and Wells Fargo.  At June 30, 2016, SmartBank had approximately 1.3 percent of the deposit market share in the Crestview MSA.

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

SUPERVISON AND REGULATION

General

The U.S. banking industry is highly regulated under federal and state law. The following is a general summary of the material aspects of certain statutes and regulations applicable to SmartFinancial and SmartBank. This supervisory framework could materially impact the conduct and profitability of our activities. A change in applicable laws and regulations, or in the manner such laws or regulations are interpreted by regulatory agencies or courts, may have a material effect on our business, operations and earnings.

SmartFinancial is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, or the BHC Act. As a result, we are subject to supervision, regulation, and examination by the Federal Reserve, and we are required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. SmartFinancial is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require pursuant to the BHC Act and other applicable regulations. The Federal Reserve may also make examinations of SmartFinancial and its subsidiary. We are also under the jurisdiction of the SEC for matters relating to the offering and sale of our securities and are subject to the SEC’s rules and regulations relating to periodic reporting, reporting to shareholders, proxy solicitations, and insider-trading regulations.

SmartBank is a Tennessee-chartered commercial bank and is a member of the Federal Reserve System. As a Tennessee bank, SmartBank is subject to supervision, regulation and examination by the TDFI. As a member of the Federal Reserve System, SmartBank is also subject to supervision, regulation and examination by the Federal Reserve. In addition, SmartBank’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC, and SmartBank is subject to regulation by the FDIC as the insurer of its deposits.

The bank and bank holding company regulatory scheme has two primary goals: to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This comprehensive system of supervision and regulation is intended primarily for the protection of the FDIC’s Deposit Insurance Fund, bank depositors and the public, rather than our shareholders or creditors. To this end, federal and state banking laws and regulations control, among other things, the types of activities in which we and SmartBank may engage, permissible investments that we and SmartBank may make, the level of reserves that SmartBank must maintain against deposits, minimum equity capital levels, the nature and amount of collateral required for loans, maximum interest rates that can be charged, the manner and amount of the dividends that may be paid, and corporate activities regarding mergers, acquisitions and the establishment and closing of branch offices. In addition, federal and state laws impose substantial requirements on SmartBank in the areas of consumer protection and detection and reporting of potential or suspected money laundering and terrorist financing.

The description below summarizes certain elements of the bank regulatory framework applicable to us and SmartBank. This summary is not, however, intended to describe all laws, regulations and policies applicable to us and SmartBank, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal level. We are unable to predict these future changes or the effects, if any, that these changes could have on our business, revenues, and financial results.

Regulation of SmartFinancial

As a regulated bank holding company, we are subject to various laws and regulations that affect our business. These laws and regulations, among other matters, prescribe minimum capital requirements, limit transactions with affiliates, impose limitations on the business activities in which we can engage, restrict our ability to pay dividends to our shareholders, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles, among other things.

Permitted activities

Under the BHC Act, a bank holding company that is not a financial holding company, as discussed below, is generally permitted to engage in, or acquire direct or indirect control of more than five percent of any class of the voting shares of any company that is not a bank or bank holding company and that is engaged in, the following activities (in each case, subject to certain conditions and restrictions and prior approval of the Federal Reserve):

•	banking or managing or controlling banks;

•	furnishing services to or performing services for its subsidiaries; and

•
any activity that the Federal Reserve determines by regulation or order to be so closely related to banking as to be a proper incident to the business of banking, including, for example factoring accounts receivable, making, acquiring, brokering or servicing loans and usual related activities, leasing personal or real property, operating a nonbank depository institution, such as a savings association, performing trust company functions, conducting financial and investment advisory activities, underwriting and dealing in government obligations and money market instruments, performing selected insurance underwriting activities, issuing and selling money orders and similar consumer-type payment instruments, and engaging in certain community development activities.

While the Federal Reserve has found these activities in the past acceptable for other bank holding companies, the Federal Reserve may not allow us to conduct any or all of these activities, which are reviewed by the Federal Reserve on a case by case basis upon application by a bank holding company.

Acquisitions subject to prior regulatory approval

The BHC Act requires the prior approval of the Federal Reserve for a bank holding company to acquire substantially all the assets of a bank or to acquire direct or indirect ownership or control of more than 5 percent of any class of the voting shares of any bank, bank holding company, savings and loan holding company or savings association, or to increase any such non-majority ownership or control of any bank, bank holding company, savings and loan holding company or savings association, or to merge or consolidate with any bank holding company.

Under the BHC Act, a bank holding company that is located in Tennessee and is “well capitalized” and “well managed”, as such terms are defined under the BHC Act and implementing regulations, may purchase a bank located outside of Tennessee. Conversely, a well-capitalized and well-managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in concentrations of deposits exceeding limits specified by statute.

Federal and state laws, including the BHC Act and the Change in Bank Control Act, impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. “Control” of a depository institution is a facts and circumstances analysis, but generally an investor is deemed to control a depository institution or other company if the investor owns or controls 25 percent or more of any class of voting securities. Ownership or control of 10 percent or more of any class of voting securities, where either the depository institution or company is a public company, as we are, or no other person will own or control a greater percentage of that class of voting securities after the acquisition, is also presumed to result in the investor controlling the depository institution or other company, although this is subject to rebuttal.

The BHC Act was substantially amended through the Financial Services Modernization Act of 1999, commonly referred to as the Gramm-Leach Bliley Act, or the GLBA. The GLBA eliminated long-standing barriers to affiliations among banks, securities firms, insurance companies and other financial services providers. A bank holding company whose subsidiary deposit institutions are “well capitalized” and “well managed” may elect to become a “financial holding company” and thereby engage without prior Federal Reserve approval in certain banking and non-banking activities that are deemed to be financial in nature or incidental to financial activity. These “financial in nature” activities include securities underwriting, dealing and market making; organizing, sponsoring and managing mutual funds; insurance underwriting and agency; merchant banking activities; and other activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. We have not elected to become a financial holding company.

A dominant theme of the GLBA is functional regulation of financial services, with the primary regulator of a company or its subsidiaries being the agency which traditionally regulates the activity in which the aompany or its subsidiaries wish to engage. For example, the SEC will regulate bank holding company securities transactions, and the various banking regulators will oversee banking activities.

Bank holding company obligations to bank subsidiaries

Under current law and Federal Reserve policy, a bank holding company is expected to act as a source of financial and managerial strength to its depository institution subsidiaries and to maintain resources adequate to support such subsidiaries, which could require us to commit resources to support SmartBank in situations where additional investments may not otherwise be warranted. As a result of these obligations, a bank holding company may be required to contribute additional capital to its subsidiaries.

Bank holding company dividends

The Federal Reserve’s policy regarding dividends is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of any bank subsidiary or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if:

•	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Should an insured member bank controlled by a bank holding company be “significantly undercapitalized” under the applicable federal bank capital ratios, or if the bank subsidiary is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, the Federal Reserve may require prior approval for any capital distribution by the bank holding company. For more information, see “Capitalization levels and prompt corrective action” below.

In addition, since our legal entity is separate and distinct from SmartBank and does not conduct stand-alone operations, our ability to pay dividends depends on the ability of SmartBank to pay dividends to us, which is also subject to regulatory restrictions as described below in “Bank dividends.”

Under Tennessee law, we are not permitted to pay cash dividends if, after giving effect to such payment, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving.

Dodd-Frank Act

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act has imposed new restrictions on and expanded regulatory oversight for financial institutions, including depository institutions like SmartBank. Although the Dodd-Frank Act is primarily aimed at the activities of investment banks and large commercial banks, many of the provisions of the legislation impact operations of community banks like SmartBank. In addition to the Volcker Rule, which is discussed in more detail below, the following aspects of the Dodd-Frank Act are related to our operations:

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated, subject to various grandfathering and transition rules.

•
The deposit insurance assessment base calculation now equals the depository institution’s average consolidated total assets minus its average tangible equity during the assessment period. Previously, the deposit insurance assessment was calculated based on the insured deposits held by the institution.

•
The ceiling on the size of the Deposit Insurance Fund was removed and the minimum designated reserve ratio of the Deposit Insurance Fund increased 20 basis points to 1.35 percent of estimated annual insured deposits or assessment base. The FDIC also was directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

•
Bank holding companies and banks must be “well capitalized” and “well managed” in order to acquire banks located outside of their home state, which codified long-standing Federal Reserve policy. Any bank holding company electing to be treated as a financial holding company must be and remain “well capitalized” and “well managed.”

•	Capital requirements for insured depository institutions are now countercyclical, such that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	The Federal Reserve established interchange transaction fees for electronic debit transactions under a restrictive “reasonable and proportional cost” per transaction standard.

•
The “opt in” provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1997 have been eliminated, which allows state banks to establish de novo branches in states other than the bank’s home state if the law of such other state would permit a bank chartered in that state to open a branch at that location.

•
The Durbin Amendment limits interchange fees payable on debit card transactions for financial institutions with more than $10 billion in assets. While the Durbin Amendment does not directly apply to SmartBank, competitive market forces related to the reduction mandated by the Durbin Amendment may result in a decrease in revenue from interchange fees for smaller financial institutions.

•
The prohibition on the payment of interest on demand deposit accounts was repealed effective one year after enactment, thereby permitting depository institutions to pay interest on business checking and other accounts.

•
A new federal agency was created, the Consumer Financial Protection Bureau, or CFPB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB is also responsible for examining large financial institutions (i.e., those with more than $10 billion in assets) and enforcing compliance with federal consumer financial protection.

•
The regulation of consumer protections regarding mortgage originations, addressing loan originator compensation, minimum repayment standards including restrictions on variable-rate lending by requiring the ability to repay be determined based on the maximum rate that will apply during the first five years of a variable-rate loan term, prepayment consideration, and new disclosures, has been expanded.

The foregoing provisions may have the consequence of increasing our expenses, decreasing our revenues and changing the activities in which we choose to engage. The environment in which banking organizations will now operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the profitability of banking organizations that cannot now be foreseen. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is uncertain at this time.

The Volcker Rule

On December 10, 2013, the Federal Reserve and the other federal banking regulators as well as the SEC each adopted a final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule.” Generally speaking, the final rule prohibits a bank and its affiliates from engaging in proprietary trading and from sponsoring certain “covered funds” or from acquiring or retaining any ownership interest in such covered funds. Most private equity, venture capital, and hedge funds are considered “covered funds” as are bank trust preferred collateralized debt obligations. The final rule required banking entities to divest disallowed securities by July 21, 2015, subject to extension upon application. The Volcker Rule did not impact any of our activities nor do we hold any securities that we were required to sell under the rule, but it does limit the scope of permissible activities in which we might engage in the future.

U.S. Basel III capital rules

The U.S. Basel III capital rules, effective January 1, 2015, apply to all national and state banks and savings associations and most bank holding companies, which we collectively refer to herein as “covered banking organizations.” The requirements in the U.S. Basel III capital rules started to phase in on January 1, 2015, for many covered banking organizations, including SmartFinancial and SmartBank. The requirements in the U.S. Basel III capital rules will be fully phased in by January 1, 2019.

The U.S. Basel III capital rules impose higher risk-based capital and leverage requirements than those previously in place. Specifically, the rules impose the following minimum capital requirements:

•	a new common equity Tier 1 risk-based capital ratio of 4.5 percent;

•	a Tier 1 risk-based capital ratio of 6 percent (increased from the then-current 4 percent requirement);

•	a total risk-based capital ratio of 8 percent (unchanged from the then-current requirements);

•	a leverage ratio of 4 percent; and

•	a new supplementary leverage ratio of 3 percent applicable to advanced approaches banking organizations, resulting in a leverage ratio requirement of 7 percent for such institutions.

Under the U.S. Basel III capital rules, Tier 1 capital is redefined to include two components: common equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, or CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock.

The rules permit bank holding companies with less than $15.0 billion in total consolidated assets, such as us, to continue to include trust-preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in CET1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a capital conservation buffer on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital, and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5 percent of risk-weighted assets.

The U.S. Basel III capital standards require certain deductions from or adjustments to capital. As a result, deductions from CET1 capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions will be necessary from different levels of capital. The U.S. Basel III capital rules also increase the risk weight for certain assets, meaning that more capital must be held against such assets. For example, commercial real estate loans that do not meet certain underwriting requirements must be risk-weighted at 150 percent rather than the 100 percent that was the case prior to these rules becoming effective.

Additionally, the U.S. Basel III capital standards provide for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10 percent of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10 percent of CET1 capital must be deducted from CET1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15 percent of CET1 capital must be deducted from CET1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income, or AOCI, is presumptively included in CET1 capital and often would operate to reduce this category of capital. The U.S. Basel III capital rules provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We elected to opt out. The rules also have the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in CET1 capital, equity exposures, and claims on securities firms, which are used in the denominator of the three risk-based capital ratios.

When fully phased in on January 1, 2019, the U.S. Basel III capital rules will require us and SmartBank to maintain (i) a minimum ratio of CET1 capital to risk-weighted assets of at least 4.5 percent, plus the 2.5 percent capital conservation buffer, effectively resulting in a minimum ratio of CET1 capital to risk-weighted assets of at least 7 percent, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the capital conservation buffer, effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent, (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0 percent, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of 10.5 percent and (iv) a minimum leverage ratio of 4 percent, calculated as the ratio of Tier 1 capital to average assets. Management believes that we and SmartBank would meet all capital adequacy requirements under the U.S. Basel III capital rules on a fully phased-in basis if such requirements were currently effective.

The U.S. Basel III capital rules also make important changes to the “prompt corrective action” framework discussed below in “Regulation of SmartBank-Capitalization levels and prompt corrective action.”

Anti-tying restrictions.

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a bank holding company or its affiliates.

Executive compensation and corporate governance

The Dodd-Frank Act requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement by which shareholders may vote on the compensation of the public company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, shareholders have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the act may impact our corporate governance. For instance, the act requires the SEC to adopt rules prohibiting the listing of any equity security of a company that does not have an independent compensation committee; and requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

Regulation of SmartBank

As a Tennessee-chartered commercial bank, SmartBank is subject to supervision, regulation, and examination by the TDFI, and, as a member of the Federal Reserve System, SmartBank is also subject to supervision, regulation, and examination by the Federal Reserve. Federal and state law and regulation affect virtually all of SmartBank’s activities including capital requirements, the ability to pay dividends, mergers and acquisitions, limitations on the amount that can be loaned to a single borrower and related interests, permissible investments, and geographic and new product expansion, among other things. SmartBank must submit an application to, and receive the approval of, the TDFI and Federal Reserve before opening a new branch office or merging with another financial institution. The Commissioner of the TDFI and the Federal Reserve have the authority to enforce laws and regulations by ordering SmartBank or a director, officer, or employee of SmartBank to cease and desist from violating a law or regulation or from engaging in unsafe or unsound banking practices and by imposing other sanctions including civil money penalties.

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the type of investments which may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. SmartBank’s deposits are insured by the FDIC under the Federal Deposit Insurance Act.

State banks are subject to regulation by the TDFI with regard to capital requirements and the payment of dividends. Tennessee has adopted the provisions of the Federal Reserve’s Regulation O with respect to restrictions on loans and other extensions of credit to bank “insiders.” Further, under Tennessee law, state banks are prohibited from lending to any one person, firm, or corporation amounts more than 15 percent of the bank’s equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples, or (ii) with the prior approval of the bank’s board of directors or finance committee (however titled), the bank may make a loan to any person, firm or corporation of up to 25 percent of its equity capital accounts.

Various state and federal consumer laws and regulations also affect the operations of SmartBank, including state usury laws, consumer credit and equal credit opportunity laws, and fair credit reporting. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, generally prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks.

Capitalization levels and prompt corrective action

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution for these purposes, a bank must have a leverage ratio of no less than 5 percent, a Tier 1 capital ratio of no less than 6 percent, and a total risk-based capital ratio of no less than 10 percent, and a bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act, or FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; (iv) requiring the institution to change and improve its management; (iv) prohibiting the acceptance of deposits from correspondent banks; (v) requiring prior Federal Reserve approval for any capital distribution by a bank holding company controlling the institution; and (vi) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Notably, the thresholds for each of the five categories for regulatory capital requirements were revised pursuant to the U.S. Basel III capital rules. See the discussion under the heading “U.S. Basel III capital rules” above. Under these rules, which started to phase in on January 1, 2015, a well-capitalized insured depository institution is one (i) having a total risk-based capital ratio of 10 percent or greater, (ii) having a Tier 1 risk-based capital ratio of 8 percent or greater, (iii) having a CET1 capital ratio of 6.5 percent or greater, (iv) having a leverage capital ratio of 5 percent or greater and (v) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. A state member bank is considered “adequately capitalized” if it has a leverage ratio of at least 4 percent, a CET1 capital ratio of 4.5 percent or better, a Tier 1 risk-based capital ratio of at least 6.0 percent, a total risk-based capital ratio of at least 8.0 percent and does not meet the definition of a well-capitalized bank.

It should be noted that the minimum ratios referred to above in this section are merely guidelines, and the bank regulators possess the discretionary authority to require higher capital ratios.

Bank reserves

The Federal Reserve requires all depository institutions, even if not members of the Federal Reserve System, to maintain reserves against some transaction accounts (primarily negotiable order of withdrawal (NOW) and Super NOW checking accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Federal Reserve Bank’s credit standards.

Bank dividends

The Federal Reserve prohibits any distribution that would result in the bank being “undercapitalized” (<4 percent leverage ratio, <4.5 percent CET1 capital ratio, <6 percent Tier 1 risk-based capital ratio, or <8 percent total risk-based capital ratio). Tennessee law places restrictions on the declaration of dividends by state chartered banks to their shareholders, including, but not limited to, that the board of directors of a Tennessee-chartered bank may only make a dividend from the surplus profits arising from the business of the bank, and may not declare dividends in any calendar year that exceeds the total of its retained net income of that year combined with its retained net income of the preceding two years without the prior approval of the commissioner of the TDFI. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends. Furthermore, the TDFI also has authority to prohibit the payment of dividends by a Tennessee bank when it determines such payment to be an unsafe and unsound banking practice.

Insurance of accounts and other assessments

SmartBank pays deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. SmartBank’s deposit accounts are currently insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor. SmartBank pays assessments to the FDIC for such deposit insurance. Under the current assessment system, the FDIC assigns an institution to a risk category based on the institution’s most recent supervisory and capital evaluations, which are designed to measure risk. Under the FDIA, the FDIC may terminate a bank’s deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement or condition imposed by the FDIC.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, a federal government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the FICO bonds mature in 2017 through 2019.

Restrictions on transactions with affiliates

SmartBank is also subject to federal laws that restrict certain transactions between it and its nonbank affiliates. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank, including in the case of SmartBank, SmartFinancial. Under sections 23A and 23B of the Federal Reserve Act, or FRA, and the Federal Reserve’s Regulation W, covered transactions by SmartBank with a single nonbank affiliate are generally limited to 10 percent of SmartBank’s capital and surplus and 20 percent of capital and surplus for all covered transactions with all nonbank affiliates. The definition of “covered transactions” includes transactions like a loan by a bank to an affiliate, an investment by a bank in an affiliate, or a purchase by a bank of assets from an affiliate. A loan by a bank to a nonbank affiliate must be secured by collateral valued at 100 percent to 130 percent of the loan amount, depending on the type of collateral and certain low quality assets and any securities of an affiliate may not serve as collateral.

All such transactions must generally be consistent with safe and sound banking practices and must be on terms that are no less favorable to the bank than those that would be available from nonaffiliated third parties. Moreover, state banking laws impose restrictions on affiliate transactions similar to those imposed by federal law. Federal Reserve policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

Loans to insiders

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10 percent of any class of voting securities of a bank, or to any related interest of those persons, including any company controlled by that person, are subject to Sections 22(g) and 22(h) of the FRA and their corresponding regulations, which is referred to as Regulation O. Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Regulation O prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15 percent of an institution’s unimpaired capital and surplus plus an additional 10 percent of unimpaired capital and surplus in the case of loans that are fully secured by certain readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which the bank is permitted to extend credit to executive officers.

Community Reinvestment Act

The Community Reinvestment Act, or CRA, and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service areas, including low and moderate-income neighborhoods, consistent with safe and sound operations. These regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its service area. Federal banking agencies are required to make public a rating of a bank’s performance under the CRA. The federal banking agencies consider a bank’s CRA rating when a bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of a bank holding company, the CRA performance record of all banks involved in the merger or acquisition are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other financial holding company. An unsatisfactory record can substantially delay, block or impose conditions on the transaction. SmartBank received a satisfactory rating on its most recent CRA assessment.

Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or Riegle-Neal Act, provides that adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. Previously, under the Riegle-Neal Act, a bank’s ability to branch into a particular state was largely dependent upon whether the state “opted in” to de novo interstate branching. Many states did not “opt-in,” which resulted in branching restrictions in those states. The Dodd-Frank Act amended the Riegle-Neal legal framework for interstate branching to permit national banks and state banks to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Under current Tennessee law, our bank may open branch offices throughout Tennessee with the prior approval of the TDFI. All branching remains subject to applicable regulatory approval and adherence to applicable legal requirements.

Bank Secrecy Act

The Currency and Foreign Transactions Reporting Act of 1970, better known as the Bank Secrecy Act, or BSA, requires all United States financial institutions to assist United States government agencies to detect and prevent money laundering. Specifically, BSA requires financial institutions to keep records of cash purchases of negotiable instruments, file reports of cash transactions exceeding a daily aggregate amount of $10,000, and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities.

Anti-money laundering and economic sanctions

The USA PATRIOT Act provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the BSA, the USA PATRIOT Act imposed new requirements that obligate financial institutions, such as banks, to take certain steps to control the risks associated with money laundering and terrorist financing.
Among other requirements, the USA PATRIOT Act and implementing regulations require banks to establish anti-money laundering programs that include, at a minimum:

•	internal policies, procedures and controls designed to implement and maintain the bank's compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

•	systems and procedures for monitoring and reporting of suspicious transactions and activities;

•	designated compliance officer;

•	employee training;

•	an independent audit function to test the anti-money laundering program;

•	procedures to verify the identity of each customer upon the opening of accounts; and

•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of the bank's anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. Financial institutions are also required to comply with various reporting and recordkeeping requirements. The Federal Reserve and the FDIC consider an applicant's effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or acquisition of control of a bank or bank holding company.

Likewise, the Treasury's Office of Foreign Assets Control, or OFAC, is responsible for helping to ensure that United States entities do not engage in transactions with the subjects of U.S. sanctions, as defined by various Executive Orders and Acts of Congress. Currently, OFAC administers and enforces comprehensive U.S. economic sanctions programs against certain specified countries/regions. In addition to the country/region-wide sanctions programs, OFAC also administers complete embargoes against individuals and entities identified on OFAC's list of Specially Designated Nationals and Blocked Persons, or SDN List. The SDN List includes over 7,000 parties that are located in many jurisdictions throughout the world, including in the United States and Europe. SmartBank is responsible for determining whether any potential and/or existing customers appear on the SDN List or are owned or controlled by a person on the SDN List. If any customer appears on the SDN List or is owned or controlled by a person or entity on the SDN List, such customer's account must be placed on hold and a blocking or rejection report, as appropriate and if required, must be filed within 10 business days with OFAC. In addition, if a customer is a citizen of, has provided an address in, or is organized under the laws of any country or region for which OFAC maintains a comprehensive sanctions program, the Bank must take certain actions with respect to such customers as dictated under the relevant OFAC sanctions program. SmartBank must maintain compliance with OFAC by implementing appropriate policies and procedures and by establishing a recordkeeping system that is reasonably appropriate to administer the Bank's compliance program. SmartBank has adopted policies, procedures and controls to comply with the BSA, the USA PATRIOT Act and OFAC regulations.

Privacy and data security

Under the GLBA, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The GLBA also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information. SmartBank is subject to such standards, as well as standards for notifying customers in the event of a security breach.

Consumer laws and regulations

SmartBank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, or TILA, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act,

the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when offering consumer financial products and services.

Rulemaking authority for these and other consumer financial protection laws transferred from the prudential regulators to the CFPB on July 21, 2011. In some cases, regulators such as the Federal Trade Commission, the U.S. Department of Housing and Urban Development, and the U.S. Department of Justice also retain certain rulemaking or enforcement authority. The CFPB also has broad authority to prohibit unfair, deceptive and abusive acts and practices, or UDAAP, and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate the prohibition on UDAAP, certain aspects of these standards are untested, and thus it is currently not possible to predict how the CFPB will exercise this authority. In addition, consumer compliance examination authority remains with the prudential regulators for smaller depository institutions ($10 billion or less in total assets). The possibility of changes in the authority of the CFPB going forward after President-elect Trump is sworn into office is uncertain, and we cannot ascertain the impact, if any, changes to the CFPB may have on our business, revenues, operations, or results.

The Dodd-Frank Act also authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. Since then the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s “income and assets” to include all “information” that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check-cashing or funds-transfer service receipts. The new rules were effective beginning on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards-for example, a borrower’s debt-to-income ratio may not exceed 43 percent-and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

On October 3, 2015, the CFPB implemented a final rule combining the mortgage disclosures consumers previously received under TILA and the Real Estate Settlement Procedures Act, or RESPA. For more than 30 years, the TILA and RESPA mortgage disclosures had been administered separately by, respectively, the Federal Reserve and the U.S. Department of Housing and Urban Development. The final rule requires lenders to provide applicants with the new Loan Estimate and Closing Disclosure and generally applies to most closed-end consumer mortgage loans for which the creditor or mortgage broker receives an application on or after October 3, 2015.

Volcker Rule

The Volcker Rule generally prohibits a “banking entity” (which includes any insured depository institution, such as SmartBank, or any affiliate or subsidiary of such depository institution, such as SmartFinancial) from engaging in proprietary trading and acquiring or retaining any ownership interest in, sponsoring, or engaging in certain transactions with, a “covered fund”. Both the proprietary trading and covered fund-related prohibitions are subject to a number of exemptions and exclusions. The Volcker Rule became effective by statute in July 2012, and on December 10, 2013, five federal regulators including the FDIC and the Federal Reserve jointly adopted the final regulations to implement the Volcker Rule. The final regulations contain exemptions for, among others, market making, risk-mitigating hedging, underwriting, and trading in U.S. government and agency obligations and also permit certain ownership interests in certain types of funds to be retained. They also permit the offering and sponsoring of funds under certain conditions. In addition, the final regulations impose significant compliance and reporting obligations on banking entities.

The final regulations became effective on April 1, 2014, and banking entities were required to conform their proprietary trading activities and investments in and relationships with covered funds that were in place after December 31, 2013 by July 21, 2015. For those banking entities whose investments in and relationships with covered funds were in place prior to December 31, 2013 (“legacy covered funds”), the Volcker Rule conformance period was recently extended by the Federal Reserve to July 21, 2017 for such legacy covered funds. In addition, the Federal Reserve has also indicated its intention to grant two additional one-year extensions of the conformance period to July 21, 2017, for banking entities to conform ownership interests in and sponsorship of activities of collateralized loan obligations, or CLOs, that are backed in part by non-loan assets and that were in place as of December 31, 2013.

FIRREA and FDICIA

Far-reaching legislation, including the Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, and the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, have impacted the business of banking for years. FIRREA primarily affected the regulation of savings institutions rather than the regulation of commercial banks and bank holding companies like SmartBank and SmartFinancial, but did include provisions affecting deposit insurance premiums, acquisitions of thrifts by banks and bank holding companies, liability of commonly controlled depository institutions, receivership and conservatorship rights and procedures and substantially increased penalties for violations of banking statutes, regulations and orders.

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

The additional supervisory powers and regulations mandated by FDICIA include a “prompt corrective action” program based upon five regulatory zones for banks, in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s ratio of tangible equity to total assets reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The Federal Reserve has adopted regulations implementing the prompt corrective action provisions of the FDICIA, which place financial institutions into one of the following five categories based upon capitalization ratios as these ratios have been amended following regulations implementing the requirements of Basel III: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 8 percent, a leverage ratio of at least 5 percent and a CET1 capital ratio of at least 6.5 percent; (2)  an “adequately capitalized” institution has a total risk-based ratio of at least 8 percent, a Tier 1 risk-based ratio of at least 6 percent, a leverage ratio of at least 4 percent and a CET1 capital ratio of at least 4.5 percent; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8 percent, a Tier 1 risk-based capital ratio of under 6 percent, a leverage ratio of under 4 percent or a CET1 capital ratio of less than 4.5 percent; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6 percent, a Tier 1 risk-based ratio of under 4 percent, a leverage ratio of under 3 percent or a CET1 capital ratio of less than 3 percent; and (5) a “critically undercapitalized” institution has a ratio of tangible equity to total assets of 2 percent or less. Institutions in any of the three undercapitalized categories would generally be prohibited from declaring dividends or making capital distributions. The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.

Various other sections of the FDICIA impose substantial audit and reporting requirements and increase the role of independent accountants and outside directors. Set forth below is a list containing certain other significant provisions of the FDICIA:

•	annual on-site examinations by regulators (except for smaller, well-capitalized banks with high management ratings, which must be examined every 18 months);

•	mandated annual independent audits by independent public accountants and an independent audit committee of outside directors for institutions with more than $500,000,000 in assets;

•	uniform disclosure requirements for interest rates and terms of deposit accounts;

•	a requirement that the FDIC establish a risk-based deposit insurance assessment system;

•	authorization for the FDIC to impose one or more special assessments on its insured banks to recapitalize the bank insurance fund (now called the Deposit Insurance Fund);

•	a requirement that each institution submit to its primary regulators an annual report on its financial condition and management, which report will be available to the public;

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

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act, or JOBS Act, increased the threshold under which a bank or bank holding company may terminate registration of a security under the Securities Exchange Act of 1934, as amended, to 1,200 shareholders of record from 300. The JOBS Act also raised the threshold requiring companies to register to 2,000 shareholders from 500. Since the JOBS Act was signed, numerous banks or bank holding companies have filed to deregister their common stock.

Future legislative developments

Legislative acts that impact SmartFinancial and SmartBank are introduced in Congress and the Tennessee legislature from time to time. This legislation may change banking statutes and the environment in which we operate in substantial and unpredictable ways. Due to the outcome of the 2016 presidential election, changes to legislation surrounding taxes, consumer protection laws, regulation of financial institutions, and other topics relevant to our company will likely be considered in Congress in the coming four years. We cannot determine the ultimate effect that potential changes to legislation, if enacted, or implementing regulations and interpretations with respect thereto, would have our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Investing in our common stock involves various risks which are particular to SmartFinancial, its industry, and its market area. Several risk factors regarding investing in our securities are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our securities to decline in future periods.

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

The Federal Reserve Board raised interest rates by 75 basis points since December 2015 after having held interest rates at almost zero over recent years. However, the consistently low rate environment has negatively impacted our net interest margin, notwithstanding decreases in nonperforming loans and improvements in deposit mix. Any reduction in net interest income will negatively affect our business, financial condition, liquidity, results of operations, and/or cash flows.

Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets, and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent third party provider. As of December 31, 2016, SmartFinancial is considered to be in an asset-sensitive position, meaning income is generally expected to increase with an increase in short-term interest rates and, conversely, to decrease with a decrease in short-term interest rates. Based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, if short-term interest rates immediately increased by 200 basis points, we could expect net income to increase by approximately $2.2 million over a 12-month period. This result is primarily due to the floating rate securities and loans which we anticipate would reprice at a quicker rate than our interest bearing liabilities. The actual amount of any increase or decrease may be higher or lower than predicted by our simulation model.

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

The Basel III-based rules increase capital requirements and include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. As an example, the Tier 1 capital ratio minimum requirement of 4 percent on January 1, 2015 will increase to 8.5 percent by 2019. SmartFinancial has approximately $100.7 million of Tier 1 capital. Under the previous standard, we could have grown SmartBank's total asset size to approximately $2.5 billion with our current capital but will be limited to $1.2 billion in assets under the new Basel III standards to be phased in by 2019. In 2016,93 percent of our average assets were earning assets and over 90 percent of our revenue was generated from net interest income. Therefore, a future reduction of potential earning assets by approximately 53 percent could drastically reduce our future income. More details about the new capital requirements can be found in Note 13 in the “Notes to Consolidated Financial Statements.”

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

If our analysis or assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance for loan and lease losses would materially decrease our net income and adversely affect our general financial condition. As an example, an increase in the amount of the reserve to organic loans of 0.05 percent in 2016 would have resulted in a reduction of approximately 3 percent to pre-tax income.

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

Unlike larger organizations that are more geographically diversified, our branches are currently concentrated in Eastern Tennessee and the Florida Panhandle. As a result of this geographic concentration, our financial results will depend largely upon economic conditions in these market areas. If the communities in which we operate do not grow or if prevailing economic conditions, locally or nationally, deteriorate, this may have a significant impact on the amount of loans that we originate, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. A return to economic downturn conditions caused by inflation, recession, unemployment, government action, natural disasters or other factors beyond our control would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have an adverse effect on our business. As an example, the Florida Panhandle area has been and will continue to be susceptible to major hurricanes, floods, and tropical storms. In 2016, certain of our markets in Eastern Tennessee were disrupted by wildfires which damaged homes and businesses. In addition, some portions of our target market are in areas which a substantial portion of the economy is dependent upon tourism. The tourism industry tends to be more sensitive than the economy as a whole to changes in unemployment, inflation, wage growth, and other factors which affect consumer’s financial condition and sentiment.

Our organic loan growth may be limited by regulatory constraints

During 2016 many of the regulatory agencies, including ours, increased their focus on the application of an interagency guidance issued in 2006, titled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices.” The 2006 interagency guidance focuses on the risks of high levels of concentration in CRE lending at banking institutions, and specifically addresses two supervisory criteria:

•
Construction concentration criterion: Loans for construction, land, and land development (CLD or “construction”) represent 100 percent or more of a banking institution’s total risk-based capital, commonly referred to as the "100 ratio"

•
Total CRE concentration criterion: Total nonowner-occupied CRE loans (including CLD loans), as defined in the 2006 guidance (“total CRE”), represent 300 percent or more of the institution’s total risk-based capital, and growth in total CRE lending has increased by 50 percent or more during the previous 36 months, commonly referred to as the "300 ratio"

The guidance states that banking institutions exceeding the concentration levels mentioned in the two supervisory criteria should have in place enhanced credit risk controls, including stress testing of CRE portfolios. The guidance also states that institutions with CRE concentration levels above those specified in the two supervisory criteria may be identified for further supervisory analysis. Under the guidance for every $1 in increased capital only $1 can be leveraged to construction lending and only $3 can be lent to total CRE lending. In comparison $1 of capital can be leveraged into about $10 other types of lending. At the end of 2016 our loan portfolio was in excess of both the 100 and 300 ratio as laid out in the guidance and as such our ability to grow those loan types could well be constrained by the amount we are also able to grow capital.

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

Our concentration in loans secured by real estate, particularly commercial real estate and construction and development, is subject to risks that could adversely affect our results of operations and financial condition.

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

At December 31, 2016, approximately 89 percent of our loans had real estate as a primary or secondary component of collateral, with 15 percent of our loans secured by construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Real estate values declined significantly during the recent economic crisis and may decline similarly in future periods. Although real estate prices in most of our markets have stabilized or are improving, a renewed decline in real estate values would expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.

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

If a commercial real estate loan did default there would be legal expenses associated with obtaining the real estate which is typically collateral for the loan. In the last several years the amount of these legal expenses has been low, compared to periods when the defaults of commercial real estate loans have been higher. Once we obtain the collateral for the commercial real estate loan it is put into foreclosed assets. Foreclosed assets generally do not produce income but do have the costs associated with the ownership of real estate, principally real estate taxes and maintenance costs. Since these assets have a cost to maintain our goal is to keep costs at a minimum by liquidating the assets as soon as possible. Generally, in spite of our best efforts and intentions, foreclosed assets are sold at a loss. Among other reasons the rate of loan defaults increase as the economy worsens and declining economic environment and political turmoil generally results in downward pressure on foreclosed asset values and increased marketing periods. In simple terms for banks like ours who have a large amount of commercial real estate loans a worsening economy will typically lead to higher loan delinquencies, followed by increases in loan defaults and greater legal expenses, leading to higher foreclosed asset levels with an increased expense to maintain the properties, ending in a sale of the foreclosed assets - most likely at a loss.

Declines in the businesses or industries of our customers could cause increased credit losses and decreased loan balances, which could adversely affect our financial results.

The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could have an adverse effect on our business, financial condition and results of operations. A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans to such businesses. We further anticipate an increase in the amount of loans to small to medium-sized businesses during 2017.

Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, this, in turn, could have an adverse effect on our business, financial condition and results of operations.

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

We have established mortgage banking operations which expose us to risks that are different from our retail and commercial banking operations. During higher and rising interest rate environments, the demand for mortgage loans and the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues, which could negatively impact our earnings. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (a) the existence of an active secondary market and (b) our ability to profitably sell loans into that market. Our new mortgage banking operations incurred additional expenses over $1.8 million in 2016 and generated noninterest income of $824 thousand. Profitability of our mortgage operations will depend upon our ability to increase production and thus income while holding or reducing costs. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, we may be required to charge such shortfall to earnings.

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

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act, the Dodd-Frank Act and related rules implemented or to be implemented by the SEC and the NASDAQ Stock Market. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations and standards and this continued investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. In 2016 we incurred over 350 thousand in direct external costs associated with being a public company, which does not include the increased internal costs of the personnel needed to comply with being a public company.

Inability to retain senior management and key employees or to attract new experienced financial services professionals could impair our relationship with our customers, reduce growth and adversely affect our business.

We have assembled a senior management team which has substantial background and experience in banking and financial services. Moreover, much of our organic loan growth in 2012 through 2016 was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions.  Inability to retain these key personnel or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals' skills and customer relationships and/or the potential difficulty of promptly replacing them.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2016, we had $6.6 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations. Future acquisitions could result in additional goodwill.

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

Further, in connection with the merger, we entered into a loan agreement for a revolving line of credit of up to $8 million. Under the terms of the loan agreement, we may not pay dividends on our common stock if we do not satisfy certain financial covenants and capital ratio requirements.

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

Our authorized capital includes 40,000,000 shares of Common Stock and 2,000,000 shares of preferred stock. As of December 31, 2016, we had 5,896,033 shares of Common Stock and 12,000 shares of preferred stock outstanding, and had reserved or otherwise set aside for issuance 717,524 shares underlying outstanding options and 2,488,013 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. Subject to NASDAQ rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of Common Stock or preferred stock for any corporate purpose. We anticipate that we will issue additional equity in connection with the acquisition of other strategic partners and that in the future we likely will seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the Common Stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

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

We are required to pay cumulative dividends on the SBLF Preferred Stock at an annual rate. The dividend rate was set at 1 percent per annum beginning in the 2013 due to attaining the target 10 percent growth rate in qualified small business loans. However, beginning in the first quarter of 2016, the dividend rate increased to 9 percent per annum. Dividends paid on our SBLF Preferred Stock will reduce the net income available to our common stockholders and our earnings per common share.

For so long as the SBLF Preferred Stock remains outstanding, our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of common stock is subject to restrictions. We may not repurchase any shares of common or pay dividends on the common stock during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock. We may only declare and pay a dividend on the common stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of our Tier 1 capital would be at least 90 percent of the Signing Date Tier 1 Capital, as set forth in the Certificate of Designation relating to the SBLF Preferred Stock, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the 10th anniversary, by 10 percent for each one percent increase in small business lending that qualifies over the baseline level.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2016, the principal offices of SmartFinancial are located at 5401 Kingston Pike, #600, Knoxville, Tennessee 37919. This property is owned by SmartBank and also serves as a branch location for the Bank’s customers. In addition, the Bank operates twelve full-service branches, two loan production offices, one mortgage loan production office, and two service centers which are located at:

Owned
Banking Branches	1011 Parkway, Sevierville, Tennessee 37862
570 East Parkway, Gatlinburg, Tennessee 37738
202 Advantage Place, Knoxville, Tennessee 37922
5401 Kingston Pike, #600, Knoxville, Tennessee 37919
4154 Ringgold Road, East Ridge, Tennessee 37412
5319 Highway 153, Hixson, Tennessee 37343
2280 Gunbarrel Road, Chattanooga, Tennessee 37421
8966 Old Lee Highway, Ooltewah, Tennessee 37363
835 Georgia Avenue, Chattanooga, Tennessee 37402
201 North Palafox Street, Pensacola, Florida 32502
4405 Commons Drive East, Destin, Florida 32541

Leased
Banking Branch	2430 Teaster Lane, #205, Pigeon Forge, Tennessee 37863
Loan Production Offices	202 West Crawford Street, Dalton, Georgia 37020
2411 Jenks Avenue, Panama City, Florida 32405
Mortgage Loan Production Office	243 Southwood Drive, Panama City, Florida 32405
Service Centers	6413 Lee Highway, #107, Chattanooga, Tennessee 37421
1732 Newport Highway, Suite 1, Sevierville, Tennessee 37876

ITEM 3. LEGAL PROCEEDINGS

As of the end of 2016, neither SmartFinancial nor its subsidiary was involved in any material litigation. SmartBank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against SmartFinancial or its subsidiary are without merit or that the ultimate liability, if any, resulting from them will not materially affect SmartBank’s financial condition or SmartFinancial’s consolidated financial position.

ITEM 4. MINE SAFETY DICLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 31, 2016, SmartFinancial had 5,896,033 shares of common stock outstanding. SmartFinancial’s common stock is listed on NASDAQ under the symbol “SMBK”.

There were approximately 576 holders of record of the common stock as of March 21, 2017. This number does not include shareholders with shares in nominee name held by the Depository Trust Company (DTC). As of March 21, 2017 there were approximately 5,612,191 shares held in nominee name by DTC. Currently we have 15 Legacy SmartFinancial stockholders and 74 legacy Cornerstone stockholders that have not transmitted their shares into SmartFinancial, Inc. shares. As the transmittal process continues SmartFinancial expects the amount of shares held in nominee name will increase.

Dividends and Dividend Restrictions

SmartFinancial paid no cash dividends on common stock in 2015 or 2016. In 2015 and 2016, SmartFinancial recognized following dividends on its SBLF Preferred Stock (including dividends recognized by Legacy SmartFinancial):

Year	Total SBLF Preferred Stock Dividends
2015	$120,000
2016	$1,022,000

We redeemed the SBLF Preferred Stock in full on March 6, 2017. The payment of dividends is within the discretion of the board of directors, considering SmartFinancial’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks.

In connection with the merger with Legacy SmarFinancial, we entered into a loan agreement for a revolving line of credit Under the terms of the loan agreement, we may not pay dividends on our common stock if we do not satisfy certain financial covenants and capital ratio requirements.

Market Prices for Our Common Stock

Table 1 presents the high and low closing prices of SmartFinancial’s common stock for the periods indicated, as reported on the Nasdaq Capital Market, or prior to December 21, 2015 the over-the-counter market. Table 1 also presents cash dividends declared on our common stock for the last two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

TABLE 1

High and Low Common Stock Price for SmartFinancial			Cash Dividends
2017 Fiscal Year	Low	High	Paid Per Share
First Quarter (through March 21, 2017)	$18.55	$22.39	—

2016 Fiscal Year
First Quarter	$14.90	$18.50	—
Second Quarter	$15.10	$18.75	—
Third Quarter	$15.00	$17.02	—
Fourth Quarter	$17.04	$20.00	—

2015 Fiscal Year
First Quarter	$12.08	$14.60	—
Second Quarter	$12.24	$15.92	—
Third Quarter	$14.92	$17.20	—
Fourth Quarter	$15.00	$16.25	—

2014 Fiscal Year
First Quarter	$9.20	$10.00	—
Second Quarter	$9.40	$10.48	—
Third Quarter	$9.84	$12.20	—
Fourth Quarter	$11.60	$14.80	—

All stock prices before the fourth quarter of 2015 have been adjusted to reflect a one-for-four reverse stock split.

For information relating to compensation plans under which our equity securities are authorized for issuance, see Part III Items 11 and 12.

ITEM 6. SELECTED FINANCIAL DATA

This Item is not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the “Company” or “SmartFinancial”) is a bank holding company incorporated under the laws of Tennessee and headquartered in Knoxville, Tennessee. In 2016, the Company conducted its business operations primarily through its wholly-owned subsidiaries, SmartBank and Cornerstone Community Bank, Tennessee chartered community banks providing services through 15 offices in eastern Tennessee, northwest Florida, and north Georgia. On February 26, 2016, the Company merged SmartBank and Cornerstone Community Bank together, with SmartBank surviving the merger.

Mergers and Acquisitions

Merger of Legacy SmartFinancial and Cornerstone Bancshares

On June 18, 2015, the shareholders of the Legacy SmartFinancial approved a merger with Cornerstone Bancshares, Inc. (“Cornerstone”) ticker symbol “CSBQ,” the one bank holding company of Cornerstone Community Bank, which became effective August 31, 2015. Legacy SmartFinancial shareholders received 1.05 shares of Cornerstone common stock in exchange for each share of the Legacy SmartFinancial common stock. After the merger, shareholders of Legacy SmartFinancial owned approximately 56 percent of the outstanding common stock of the combined entity on a fully diluted basis, after taking into account the exchange ratio and new shares issued as part of a capital raise through a private placement.

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

In periods following the merger, the financial statements of the combined entity included the results attributable to Cornerstone Community Bank beginning on the date the merger was completed. As a result of the merger Company assets increased approximately $450 million and liabilities increased approximately $421 million. The merger had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the merger may not be comparable to financial results prior to the merger.

Acquisition of Assets and Liabilities of the former Gulf South Private Bank

On October 19, 2012, SmartBank assumed all of the deposits and certain other liabilities and acquired certain assets of GulfSouth Private Bank (“GulfSouth”), headquartered in Destin, Florida from the FDIC pursuant to the terms of a Purchase and Assumption Agreement. As a result of the transaction the Company acquired approximately $141 million in assets and $136 million in liabilities.

Business Overview

The Company’s business model consists of leveraging capital into assets funded by liabilities. As a general rule capital can be leveraged approximately ten times. The primary source of revenue is interest income from earning assets, namely loans and securities. These assets are funded mainly by deposits. The Company seeks to maximize net interest income, the difference between interest received on earning assets and the amount of interest paid on liabilities. Net interest income to average assets is a key ratio that measures the profitability of the assets of the company. Noninterest income is the second source of revenue and primarily consists of customer service fees, gains on the sales of securities and loans, and other noninterest income. Noninterest income to average assets is a ratio that reflects our effectiveness in generating these other forms of revenue. The Company incurs noninterest expenses as result of the operations of the business. Primary expenses are those of employees, occupancy and equipment, professional services, and data processing. The Company seeks to minimize the amount of non-interest expense relative to the amount of total assets; non-interest expense to assets is a key ratio that measures the efficiency of the costs incurred to operate the business.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during 2016:

•	The Company merged Cornerstone Community Bank into SmartBank in the first quarter of 2016.

•	Earnings available to common shareholders were approximately $4.8 million, or $0.78 per diluted common share, in 2016, compared to $1.4 million, or $0.32 per diluted share, in 2015.

•	Return on average assets was 0.57 percent for 2016, compared to 0.22 percent for 2015.

•	Return on average equity was 5.59 percent in 2016, compared to 2.15 percent in 2015, and 3.41 percent in 2014.

•	Non-performing assets to total assets in 2016 were 0.42 percent, an improvement from 0.79 percent in 2015.

•	Net interest margin, fully taxable equivalent, remained above 4 percent at 4.06 percent for 2016.

•	Efficiency ratio, fully taxable equivalent, of 75.7 percent in 2016 was down substantially from 85.0 percent in 2015.

Analysis of Results of Operations

2016 compared to 2015

Net income was $5.8 million in 2016, which was up substantially from $1.5 million in 2015. Net income available to common shareholders was $4.8 million, or $0.78 per diluted common share, in 2016, an increase from $1.4 million, or $0.32 per diluted common share, in 2015. Net interest income to average assets of 3.77 percent in 2016 was up from 3.66 percent in 2015, with the increase as a result of a higher percentage of average earning assets to average total assets. Noninterest income to average assets of 0.41 percent was up from 0.33 percent in 2015 as a result of increases in customer service fees, higher gains on the sale of securities, gains on the sale of loans and other assets compared to losses in 2015, and higher other noninterest income. Noninterest expense to average assets decreased from 3.39 percent in 2015 to 3.20 percent in 2016 due to realized efficiencies of scale and the absences of merger and conversion related costs. The resulting pretax income to average assets was 0.95 percent in 2016 compared to 0.46 percent in 2015. Finally, in 2016 the effective tax rate was 36.70 percent, which was down substantially from 2015 when taxes were elevated due to merger and acquisition expenses which were nondeductible.

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

Net Interest Income and Yield Analysis

2016 compared to 2015

Net interest income, taxable equivalent, improved to $38.3 million in 2016 from $25.0 million in 2015. The increase in net interest income, taxable equivalent, was the result of a significant increase in earning assets primarily from the merger but also from organic business activity. Average earning assets increased from $615.3 million in 2015 to $944.6 million in 2016. Over this period, average loan balances increased by 282,537 thousand and average securities and interest bearing balances at other financial institutions increased by $54.1 million. In addition, total average interest-bearing deposits increased by $219.0 million. Net interest income to average assets of 3.77 percent in 2016 was up from 3.66 percent in 2015. Net interest margin, taxable equivalent, was 4.06 percent in 2016, compared to 4.07 percent in 2015. Net interest margin, taxable equivalent, was negatively affected by an increase in the cost of interest bearing liabilities from 0.52 percent in 2015 to 0.56 percent in 2016. In 2017 we expect net interest income to average assets and net interest margin, taxable equivalent, to experience pressure as most new assets will be lower yielding and there is the potential for pressure to increase deposit rates as short term rates increase.

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

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	2016			2015			2014
(Dollars in thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$768,720	$39,779	5.17%	$486,183	$25,739	5.29%	$346,732	$18,745	5.42%
Investment securities (2)	167,352	2,609	1.56%	113,281	1,877	1.66%	95,307	1,919	2.01%
Federal funds and other	8,568	247	2.88%	15,853	161	1.02%	13,427	126	0.94%
Total interest-earning assets	944,640	$42,635	4.51%	615,317	$27,777	4.51%	455,466	$20,790	4.56%
Non-interest-earning assets	67,592			68,202			48,580
Total assets	$1,012,232			$683,519			$504,046

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$150,649	$286	0.19%	$117,036	$173	0.15%	$83,809	$103	0.12%
Money market and savings deposits	258,092	1,172	0.45%	161,405	656	0.41%	126,303	462	0.37%
Time deposits	316,046	2,647	0.84%	227,317	1,797	0.79%	177,921	1,460	0.82%
Total interest-bearing deposits	724,787	4,105	0.57%	505,758	2,626	0.52%	388,033	2,025	0.52%
Securities sold under agreement to repurchase	21,329	65	0.30%	11,335	30	0.26%	5,523	11	0.20%
Federal Home Loan Bank advances and other borrowings	17,451	129	0.74%	13,490	101	0.75%	85	1	1.18%
Total interest-bearing liabilities	763,567	4,299	0.56%	530,583	2,757	0.52%	393,641	2,037	0.52%
Net interest income, taxable equivalent		$38,336			$25,020			$18,753
Noninterest-bearing deposits	139,652			80,794			54,747
Other liabilities	5,535			1,812			1,968
Total liabilities	908,754			613,189			450,356
Shareholders’ equity	103,478			70,330			53,690
Total liabilities and shareholders’ equity	$1,012,232			$683,519			$504,046

Interest rate spread (3)			3.95%			3.99%			4.04%
Tax equivalent net interest margin (4)			4.06%			4.07%			4.12%

Percentage of average interest-earning assets to average interest-bearing liabilities			123.7%			116.0%			115.7%
Percentage of of average equity to average assets			10.2%			10.3%			10.7%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $16 thousand for 2016, $8 thousand for 2015 and $0 for 2014. Loan fees included in loan income was $2.6 million, $1.3 million, and $646 thousand for 2016, 2015 and 2014, respectively.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $55 thousand, $16 thousand and $100 thousand for 2016, 2015 and 2014, respectively.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate and Volume Analysis

Net interest income, taxable equivalent, increased by $13.3 million between the years ended December 31, 2016 and 2015 and by $6.3 million between the years ended December 31, 2015 and 2014. The following is an analysis of the changes in net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2016 Compared to 2015 Increase (decrease) due to				2015 Compared to 2014 Increase (decrease) due to
	Rate	Days	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans (1)	$(976)	70	$14,946	$14,040	$(545)	$7,539	$6,994
Investment securities (2)	(171)	5	898	732	(404)	362	(42)
Federal funds and other	160	—	(74)	86	12	23	35
Total interest-earning assets	(987)	75	15,770	14,858	(937)	7,924	6,987

Interest-bearing liabilities:
Interest-bearing demand deposits	63	—	50	113	29	41	70
Money market and savings deposits	118	2	396	516	66	128	194
Time deposits	144	5	701	850	(68)	405	337
Total interest-bearing deposits	325	7	1,147	1,479	27	574	601
Securities sold under agreement to repurchase	9	—	26	35	7	12	19
Federal Home Loan Bank advances and other borrowings	(2)	—	30	28	(58)	158	100
Total interest-bearing liabilities	332	7	1,203	1,542	(24)	744	720
Net interest income	$(1,319)	68	$14,567	$13,316	$(913)	$7,180	$6,267

(1)
Loans include nonaccrual loans. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $16 thousand for 2016, $8 thousand for 2015 and $0 for 2014.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $55 thousand, $16 thousand and $100 thousand for 2016 , 2015 and 2014, respectively.

Changes in net interest income are attributed to either changes in average balances (volume change), changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid, or changes within the number of days in the two periods compared.  Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume.  The change attributed to rates and volumes (change in rate times change in volume) is considered above as a change in volume.

Non Interest Income

The following table provides a summary of non-interest income for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Service charges and fees on deposit accounts	$1,128	$913	$513
Gain on sale of securities	199	52	116
Gain (loss) on sale of loans and other assets	948	(112)	189
Gain (loss) on sale of foreclosed assets	191	266	(625)
Other noninterest income	1,717	1,124	978
Total non-interest income	$4,183	$2,243	$1,171

2016 compared to 2015

Non-interest income totaled $4.2 million in 2016, which was an increase from $2.2 million in 2015. Noninterest income to average assets of 0.41 percent was up from 0.33 percent in 2015. Primary drivers of the increase were higher gains on the sale of securities, gains on the sale of loans and other assets compared to losses in 2015, and higher other noninterest income. In 2016, there were gains of $948 thousand on the sale of mortgage loans, SBA loans and other assets compared to a loss of $112 thousand in 2015 due to the loss on the sale of a bank owned property. In 2016 there were gains of $191 thousand on the sale of foreclosed assets, down from a gain of $266 thousand in 2015. Other noninterest income of $1.7 million in 2016 was up from $1.1 million in 2015 primarily due to increased revenue as a result of the merger. In 2017, we expect non-interest income to average assets to increase as a result of increased loan sales from the mortgage unit, increased SBA loan sales, and higher services charges on deposit accounts.

2015 compared to 2014

Non-interest income totaled $2.2 million in 2015, which was an increase from $1.2 million in 2014. Noninterest income to average assets of 0.33 percent was up substantially from 0.22 percent in 2014. Charges and fees on deposit accounts increased $400 thousand primarily due to increased deposit accounts from the merger. In 2015, there was a loss on sale on loans and other assets of $112 thousand due to the loss on the sale of a bank owned property compared to a gain on sale of loans and other assets of $189 thousand in 2014. In 2015, there were gains of $266 thousand on the sale of foreclosed assets, compared to a loss of $625 thousand in 2014, which was driven by write-downs of $643 thousand on foreclosed assets. Other noninterest income of $1.1 million in 2015 was up from $1.0 million in 2014 primarily due to increased revenue as a result of the merger.

Non-Interest Expense

The following table provides a summary of non-interest expense for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Salaries and employee benefits	$17,715	$11,831	$9,141
Net occupancy and equipment expense	3,996	2,682	2,176
Depository insurance	606	488	386
Foreclosed assets	236	290	178
Advertising	616	453	420
Data processing1	1,893	1,197	671
Professional services1	2,123	2,454	1,041
Amortization of other intangible assets	305	233	163
Service contracts	1,154	751	546
Other operating expenses	3,856	2,787	1,721
Total non-interest expense	$32,500	$23,166	$16,443

(1)	In 2015 Data processing and Professional services included $1.3 million of merger and conversion related expenses

2016 compared to 2015

Non-interest expense totaled $32.5 million in 2016 compared to $23.2 million in 2015. Noninterest expense to average assets decreased from 3.39 percent in 2015 to 3.20 percent in 2016. Salaries and employee benefits, occupancy and equipment, data processing, and other non-interest expense categories in 2016 were all higher as a result of twelve full months of post-merger expense compared to four months in 2015. In 2016, the reduction of professional services was due the absence of merger expenses. In 2017, we expect non-interest expense to average assets to decrease as a result of assets growing faster than expenses.

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

Taxes

2016 compared to 2015

In 2016, income tax expense totaled $3.4 million compared to $1.6 million in 2015. Income taxes to average assets were 0.33 percent compared to 0.24 percent in the prior year. Taxes in the prior year were elevated by $0.3 million due to nondeductible merger and acquisition expenses resulting in an effective tax rate of about 52 percent compared to about 37 percent in 2016. In 2017, we expect our effective tax rate to be in the range of 37 percent.

2015 compared to 2014

In 2015, income tax expense totaled $1.6 million compared to $1.1 million in 2014. Income taxes to average assets were 0.24 percent compared to 0.22 percent in the prior year. Taxes were elevated by $0.3 million due to merger and acquisition expenses which were nondeductible resulting in an effective tax rate of about 52 percent compared to about 38 percent in 2014.

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $808.3 million at December 31, 2016, and $723.4 million million at December 31, 2015. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our net organic loans increased $160.4 million, or 35.5 percent to $611.9 million at December 31, 2016, from December 31, 2015, as we continue to originate well-underwritten loans. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, continued training and recruiting of experienced loan officers has provided us with the opportunity to close larger and more complex deals than we historically have. Finally, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed.

Purchased Loans

Purchased non-credit impaired loans of $169.2 million at December 31, 2016 were down $64.4 million from December 31, 2015 as a result of pay-downs and renewals. During 2016, our purchased credit impaired (“PCI”) loans decreased by $11.1 million to $27.2 million at December 31, 2016. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or our future acquisition activity. Prior to the GulfSouth transaction in 2012 the Company had no purchased loans.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$297,689	$102,576	$14,943	$415,208	51.0%
Consumer real estate-mortgage	135,923	42,875	9,004	187,802	23.1%
Construction and land development	108,390	7,801	1,678	117,869	14.5%
Commercial and industrial	68,235	15,219	1,568	85,022	10.5%
Consumer and other	6,786	689	—	7,475	0.9%
Total gross loans receivable, net of deferred fees	617,023	169,160	27,193	813,376	100.0%
Allowance for loan and lease losses	(5,105)	—	—	(5,105)
Total loans, net	$611,918	$169,160	$27,193	$808,271

	2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$229,203	$120,524	$20,050	$369,777	50.8%
Consumer real estate-mortgage	95,233	53,697	12,764	161,694	22.2%
Construction and land development	73,028	29,755	2,695	105,478	14.5%
Commercial and industrial	53,761	28,422	2,768	84,951	11.7%
Consumer and other	4,692	1,123	—	5,815	0.8%
Total gross loans receivable, net of deferred fees	455,917	233,521	38,277	727,715	100.0%
Allowance for loan and lease losses	(4,354)	—	—	(4,354)
Total loans, net	$451,563	$233,521	$38,277	$723,361

	2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$186,444	$3,905	$3,102	$193,451	53.2%
Consumer real estate-mortgage	75,066	1,968	4,380	81,414	22.4%
Construction and land development	52,421	48	36	52,505	14.5%
Commercial and industrial	33,716	—	3	33,719	9.3%
Consumer and other	2,314	—	—	2,314	0.6%
Total gross loans receivable, net of deferred fees	349,961	5,921	7,521	363,403	100.0%
Allowance for loan and lease losses	(3,880)	—	—	(3,880)
Total loans, net	$346,081	$5,921	$7,521	$359,523

	2013
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$150,849	$4,448	$3,969	$159,266	50.6%
Consumer real estate-mortgage	69,588	6,966	5,276	81,830	26.0%
Construction and land development	35,111	1,087	489	36,687	11.6%
Commercial and industrial	33,763	28	15	33,806	10.7%
Consumer and other	2,916	347	227	3,490	1.1%
Total gross loans receivable, net of deferred fees	292,227	12,876	9,976	315,079	100.0%
Allowance for loan and lease losses	(3,755)	—	(381)	(4,136)
Total loans, net	$288,472	$12,876	$9,595	$310,943

	2012
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$130,715	$7,250	$7,136	$145,101	46.4%
Consumer real estate-mortgage	60,756	15,828	7,683	84,267	27.0%
Construction and land development	29,910	9,098	6,625	45,633	14.6%
Commercial and industrial	30,266	1,264	247	31,777	10.2%
Consumer and other	2,858	1,427	1,453	5,738	1.8%
Total gross loans receivable, net of deferred fees	254,505	34,867	23,144	312,516	100.0%
Allowance for loan and lease losses	(3,691)	—	—	(3,691)
Total loans, net	$250,814	$34,867	$23,144	$308,825

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year.

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$35,678	$228,676	$150,854	$415,207	$242,175	$137,355
Consumer real estate-mortgage	23,965	92,088	71,749	187,802	99,565	64,272
Construction and land development	42,756	47,493	27,620	117,869	34,932	40,181
Commercial and industrial	26,377	42,212	16,433	85,022	45,873	12,772
Consumer and other	4,634	2,530	311	7,475	2,302	539
Total Loans	$133,410	$412,999	$266,967	$813,375	$424,847	$255,119

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

Nonperforming loans as a percentage of gross loans, net of deferred fees, was 0.26 percent as of December 31, 2016, compared to 0.38 percent as of December 31, 2015. Total nonperforming assets as a percentage of total assets as of December 31, 2016 totaled 0.42 percent compared to 0.79 percent as of December 31, 2015. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due. In 2016, there was $161 thousand in interest income recognized on nonaccrual and restructured loans compared to the $288 thousand in gross interest income that would have been recognized if the loans had been current in accordance with their original terms.

The following table summarizes the Company's nonperforming assets as of December 31 for the periods presented.

(Dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans	$1,415	$2,252	$5,067	$1,492	$5,752
Accruing loans past due 90 days or more (1)	699	502	—	—	2,902
Total nonperforming loans	2,114	2,754	5,067	1,492	8,654
Foreclosed assets	2,386	5,358	4,983	5,221	5,812
Total nonperforming assets	$4,500	$8,112	$10,050	$6,713	$14,466
Restructured loans not included above	$166	$3,693	$1,937	$2,699	$907

(1)	Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At December 31, 2016 problem loans amounted to approximately $611.9 thousand or 0.08 percent of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank's primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of December 31, 2016 and December 31, 2015, our allowance for loan losses was $5.1 million and $4.4 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in 2016 as compared to 2015 is primarily the result of increases in organic loan growth offset slightly by improving overall credit metrics within our portfolio, including the reduction in net charge-offs. Our allowance for loan loss as a percentage of total loans has increased from 0.60 percent at December 31, 2015 to 0.63 percent at December 31, 2016, as a result of the increase in organic loan balances as a percentage of the total portfolio. As a percentage of organic loans the allowance for loan losses decreased from 0.95 percent at December 31, 2015 to 0.83 percent at December 31, 2016. In 2017, we expect the allowance to organic loans to remain in the range of 0.80 to 0.90 percent.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. At December 31, 2016, the remaining accretable yield was $9.0 million. Also at the end of 2016, the balance on PCI loans was $35.6 million and the carrying value was $27.2 million, for a net difference of $8.4 million in discounts. These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount to determine if additional provisioning should be recognized. At December 31, 2016, there were no allowances on purchased loans. The judgments and estimates associated with our allowance determination are described in Note 1 in the “Notes to Consolidated Financial Statements.”

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$2,369	46.4%	$1,906	43.8%	$1,734	44.7%	$1,608	38.8%	$926	25.1%
Consumer real estate-mortgage	1,382	27.1%	1,015	23.3%	906	23.3%	1,041	25.2%	1,264	34.3%
Construction and land development	717	14.0%	627	14.4%	690	17.8%	727	17.6%	833	22.6%
Commercial and industrial	520	10.2%	777	17.8%	524	13.5%	497	12.0%	556	15.0%
Consumer and other	117	2.3%	29	0.7%	26	0.7%	263	6.4%	112	3.0%
Total allowance for loan losses	$5,105	100.0%	$4,354	100.0%	$3,880	100.0%	$4,136	100.0%	$3,691	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans offset by improvements of our loan portfolio and the reduction of nonperforming loans and net charge-offs, which is largely influenced by the overall improvement in the economies in our market areas. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. As we have worked to rehabilitate impaired loans and total impaired loans has decreased, the specific allocations for impaired loans have generally decreased. Specific valuation allowances related to impaired loans were approximately $4 thousand at December 31, 2016, compared to $258 thousand at December 31, 2015. Additional information on the allocation of the allowance between performing and impaired loans is provided in Note 4 to the “Notes to Consolidated Financial Statements.”

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for each of the years in the five-year period ended December 31, 2016 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	2016	2015	2014	2013	2012
Balance at beginning of period	$4,354	$3,880	$4,136	$3,691	$3,652
Provision for loan losses	788	923	432	582	871
Charged-off loans:
Commercial real estate-mortgage	—	(95)	—	(123)	(118)
Consumer real estate-mortgage	(102)	(247)	(623)	—	(408)
Construction and land development	(14)	(50)	(7)	(17)	(234)
Commercial and industrial	(35)	—	(118)	—	(45)
Consumer and other	(155)	(114)	(65)	(30)	(39)
Total charged-off loans	(306)	(506)	(813)	(170)	(844)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	45	—	2	—	—
Consumer real estate-mortgage	76	—	—	—	—
Construction and land development	22	26	—	10	—
Commercial and industrial	58	19	—	—	—
Consumer and other	68	12	123	23	12
Total recoveries of previously charged-off loans	269	57	125	33	12
Net charge-offs	(37)	(449)	(688)	(137)	(832)
Balance at end of period	$5,105	$4,354	$3,880	4,136	$3,691
Ratio of allowance for loan losses to total loans outstanding at end of period	0.63%	0.60%	1.07%	1.31%	1.18%
Ratio of net charge-offs to average loans outstanding for the period	—%	(0.09)%	(0.20)%	(0.04)%	(0.32)%

We assess the adequacy of the allowance at the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon our evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of the Bank's regulators, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors.  This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Investment Portfolio

Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $129.4 million and $166.4 million at December 31, 2016 and 2015, respectively. This decrease was a result of selling portions of the investment portfolio to fund loan demand. In 2014, the investment portfolio amounted to$98.9 million and it increased in 2015 to $166.4 million a primarily as a result of the merger. Our investment to asset ratio has decreased from18.5 percent at December 31, 2014, to 16.3 percent at December 31, 2015, and then to 12.2 percent at December 31, 2016. Over the last several years we have reduced the ratio of investments to total assets and the absolute level of investment securities on our balance sheet as we have allocated more funding to loans. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the book value of the Company’s investment securities. In 2016, 2015, and 2014, all investment securities were classified as available for sale.

Book Value of Investment Securities
(in thousands)

	2016	2015	2014
U.S. Government agencies	$18,279	$22,745	$21,267
State and political subdivisions	8,182	7,614	2,012
Mortgage-backed securities	104,585	136,625	76,089
Total securities	$131,046	$166,984	$99,368

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

Expected Maturity of Investment Securities
As of December 31, 2016
(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Government agencies	$2,022	$12,987	$3,270	$—	$18,279
State and political subdivisions	—	400	4,325	3,457	8,182
Mortgage-backed securities	—	3,065	29,360	72,160	104,585
Total securities available for sale	$2,022	$16,452	$36,955	$75,617	$131,046
Weighted average yield (1)	1.05%	1.76%	1.88%	1.85%	1.82%
(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including non-interest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts ("IRAs") and certificates of deposit ("CDs"). These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2016, brokered deposits represented approximately 10.5 percent of total deposits.

The composition of the deposit portfolio, by category, as of December 31, 2016 was as follows: 34.9 percent in time deposits, 30.3 percent in money market and savings, 17.9 percent in interest-bearing demand deposit, and 16.9 percent in non-interest bearing demand deposits. The composition of the deposit portfolio, by category, as of December 31, 2015 was as follows: 39.7 percent in time deposits, 27.6 percent in money market and savings, 17.4 percent in interest-bearing demand deposit, and 15.3 percent in non-interest bearing demand deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for 2016 and 2015.

	2016			2015
	Average			Average
(Dollars in thousands)	Balance	% of Total	Average Rate	Balance	% of Total	Average Rate
Non-interest demand	$139,652	16.2%	—	$80,794	13.8%	—
Interest-bearing demand	150,649	17.4%	0.19%	117,036	20.0%	0.15%
Money market and savings	258,092	29.9%	0.45%	161,405	27.5%	0.41%
Time deposits	316,046	36.5%	0.84%	227,317	38.7%	0.79%
Total average deposits	$864,439	100.0%	0.47%	$586,552	100.0%	0.45%

During 2016 the overall mix of average deposits has shifted to a higher percentage of non-interest bearing and money market and savings deposits, with reductions in the percentage of deposits held in interest-bearing demand accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.47 percent in 2016 compared to 0.45 percent in 2015 due to changes in deposit mix and higher deposit interest rates.

Total deposits as of December 31, 2016 were $907.1 million, which was an increase of $48.6 million from December 31, 2015. As of December 31, 2016, the Company had outstanding time deposits under $100,000 of $106.5 million, time deposits over $100,000 of $209.5 million, and a time deposit fair value adjustment of $304 thousand. The following table summarizes the maturities of time deposits $100,000 or more as of December 31, 2016.

December 31,
(Dollars in thousands)	2016

Remaining maturity:
Three months or less	$37,405
Three to six months	24,289
Six to twelve months	57,685
More than twelve months	90,133
Total	$209,512

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital for debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Short-term borrowings totaled $18.5 million at December 31, 2016, and consisted of $5.0 million in FHLB advances maturing within twelve months and $13.5 million federal funds purchased. Short-term borrowings totaled $22 million at December 31, 2015, and consisted of $18 million in FHLB advances maturing within twelve months and $4 million federal funds purchased. Long-term debt totaled $12.0 million at December 31, 2015, consisting of outstanding long-term FHLB advances of $10.0 million and $2.0 million outstanding on a line of credit. There was no long term debt outstanding at December 31, 2016.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Banks' Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At December 31, 2016 and 2015, our capital ratios, including our Banks’ capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our Bank, if necessary. Additional information on capital is provided in Note 13 to the “Notes to Consolidated Financial Statements.”

Off-Balance Sheet Arrangements

At December 31, 2016, we had $145.3 million of pre-approved but unused lines of credit and $3.2 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additional information about our off-balance sheet risk exposure is presented in Note 12 of the "Notes to the Consolidated Financial Statements."

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

Earnings Simulation Model We believe interest rate risk is effectively measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with simulated forecasts of interest rates for the next 12 months and 24 months. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in instantaneous changes to interest rates. We also periodically monitor simulations based on various rate scenarios such as non-parallel shifts in market interest rates over time. For changes up or down in rates from our flat interest rate forecast over the next 12 and 24 months, limits in the decline in net interest income are as follows:

	Maximum Percentage Decline in Net Interest Income from the Budgeted or Base Case Projection of Net Interest Income
	Next 12 Months	Next 24 Months
An instantaneous, parallel rate increase or decrease of the following at the beginning of the first quarter:
± 100 basis points	9%	9%
± 200 basis points	14%	14%
± 300 basis points	20%	20%
± 400 basis points	25%	25%

We were in compliance with our earnings simulation model policies as of December 31, 2016, indicating what we believe to be a fairly neutral profile.

Economic Value of Equity Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity.

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Maximum Percentage Decline in Economic Value of Equity from the Economic Value of Equity at Currently Prevailing Interest Rates
±100 basis points	20%
±200 basis points	25%
±300 basis points	30%
±400 basis points	35%

At December 31, 2016, our model results indicated that we were within these policy limits.

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

Critical Accounting Policies

The Company has identified accounting policies that are the most critical to fully understand and evaluate its reported financial results and require management's most difficult, subjective or complex judgments. Management has reviewed the following critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. These policies along with a brief discussion of the material implications of the uncertainties of each policy are below. For a full description of these critical accounting policies, see Note 1 in the “Notes to Consolidated Financial Statements.”

Allowance for loan losses – In establishing the allowance we take into account reserves required for impaired loans, historical charge-offs for loan types, and a variety of qualitative factors including economic outlook, portfolio concentrations, and changes in portfolio credit quality. Many of the qualitative factors are measurable but there is also a level of subjective assumptions. If those assumptions change it could have a material impact on the level of the allowance required and as a result the earnings of the Company. As an example an increase in the amount of the reserve to organic loans of 0.05 percent in 2016 would have resulted in a reduction of approximately 3 percent in pre-tax income.

Fair values for acquired assets and assumed liabilities- Assets and liabilities acquired are recorded at their respective fair values as of the date of the acquisition. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities is allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As of December 31, 2016 there was approximately $4.2 million in goodwill. The Company has not identified any triggering events that would indicate potential impairment of goodwill.

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

Valuation of foreclosed assets - Foreclosed assets are initially recorded at fair value less selling costs. If the fair value decreases the assets are written down. As of December 31, 2016, there was approximately $2.4 million in foreclosed assets carried at a 12.2 percent discount to appraisal values.

Valuation of deferred tax assets- Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not that the tax position will be realized or sustained upon examination. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2016, there were approximately $3.7 million in net deferred tax assets.

Evaluation of investment securities for other than temporary impairment- We evaluate investment securities for other than temporary impairment taking into account if we do not have the intent to sell a debt security prior to recovery and it is more likely than not that we will not have to sell the debt security prior to recovery, the security would not be considered other than temporarily impaired unless a credit loss has occurred in the security. Temporary impairments are recognized on the balance sheet in other comprehensive income / loss. If a security becomes permanently impaired the impairment expense would be recognized and reduce earnings. As of December 31, 2016, there was approximately $1.8 million in losses on investment securities that were classified as temporarily impaired.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SMARTFINANCIAL, INC. AND SUBSIDIARY

Report on Consolidated Financial Statements

For the years ended December 31, 2016 and 2015

SmartFinancial, Inc. and Subsidiary

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

SmartFinancial’s management has assessed the effectiveness of internal controls over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”

Based on this assessment management believes that, as of December 31, 2016, SmartFinancial’s internal control over financial reporting was effective based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors
SmartFinancial, Inc.
Knoxville, Tennessee

We have audited the accompanying consolidated balance sheets of SmartFinancial, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartFinancial, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC

Chattanooga, Tennessee
March 31, 2017

SmartFinancial, Inc. and Subsidiary
Consolidated Financial Statements
Consolidated Balance Sheets
December 31, 2016 and 2015

	2016	2015
ASSETS

Cash and due from banks	$34,290,617	$40,358,647
Interest-bearing deposits at other financial institutions	34,457,691	33,405,986
Federal funds sold	—	6,200,000

Total cash and cash equivalents	68,748,308	79,964,633

Securities available for sale	129,421,914	166,413,218
Restricted investments, at cost	5,627,950	4,451,050
Loans, net of allowance for loan losses of $5,105,255 in 2016 and $4,354,513 in 2015	808,271,003	723,360,786
Bank premises and equipment, net	30,535,594	25,037,510
Foreclosed assets	2,386,239	5,357,950
Goodwill and core deposit intangible, net	6,635,655	6,941,107
Other assets	10,829,622	12,436,625

Total assets	$1,062,456,285	$1,023,962,879

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$153,482,650	$131,418,580
Interest-bearing demand deposits	162,702,457	149,423,954
Money market and savings deposits	274,604,724	236,900,945
Time deposits	316,275,340	340,739,072

Total deposits	907,065,171	858,482,551

Securities sold under agreement to repurchase	26,621,984	28,068,215
Federal Home Loan Bank advances and other borrowings	18,505,390	34,187,462
Accrued expenses and other liabilities	5,023,600	3,047,792

Total liabilities	957,216,145	923,786,020

Stockholders' equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; 12,000 issued and outstanding in 2016 and 2015	12,000	12,000
Common stock - $1 par value; 40,000,000 shares authorized; 5,896,033 and 5,806,477 shares issued and outstanding in 2016 and 2015, respectively	5,896,033	5,806,477
Additional paid-in capital	83,463,051	82,616,015
Retained earnings	16,871,296	12,094,488
Accumulated other comprehensive loss	(1,002,240)	(352,121)

Total stockholders' equity	105,240,140	100,176,859

Total liabilities and stockholders' equity	$1,062,456,285	$1,023,962,879

See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Income
For the years ended December 31, 2016 and 2015

	2016	2015
INTEREST INCOME
Loans, including fees	$39,763,582	$25,730,909
Securities and interest bearing deposits at other financial institutions	2,553,652	1,861,269
Federal funds sold and other earning assets	247,157	161,055
Total interest income	42,564,391	27,753,233

INTEREST EXPENSE
Deposits	4,105,304	2,625,674
Securities sold under agreements to repurchase	65,276	30,382
Federal Home Loan Bank advances and other borrowings	129,102	101,086
Total interest expense	4,299,682	2,757,142
Net interest income before provision for loan losses	38,264,709	24,996,091
Provision for loan losses	787,545	922,955
Net interest income after provision for loan losses	37,477,164	24,073,136

NONINTEREST INCOME
Customer service fees	1,127,814	912,806
Gain on sale of securities	199,587	52,255
Gain (loss) on sale of loans and other assets	948,080	(112,319)
Gain on sale of foreclosed assets	191,050	266,487
Other noninterest income	1,716,794	1,123,897
Total noninterest income	4,183,325	2,243,126

NONINTEREST EXPENSES
Salaries and employee benefits	17,715,222	11,831,234
Net occupancy and equipment expense	3,995,631	2,682,370
Depository insurance	605,917	487,686
Foreclosed assets	236,148	289,624
Advertising	615,751	452,849
Data processing	1,893,386	1,196,484
Professional services	2,122,845	2,454,339
Amortization of intangible assets	305,452	233,204
Service contracts	1,154,003	750,957
Other operating expenses	3,855,246	2,787,059
Total noninterest expenses	32,499,601	23,165,806
Income before income tax expense	9,160,888	3,150,456
Income tax expense	3,362,080	1,640,744
Net income	5,798,808	1,509,712
Preferred stock dividends	1,022,000	120,000
Net income available to common stockholders	$4,776,808	$1,389,712

EARNINGS PER COMMON SHARE
Basic	$0.82	$0.35
Diluted	0.78	0.32
Weighted average common shares outstanding
Basic	5,838,574	3,985,202
Diluted	6,118,943	4,281,509
Dividends per share	N/A	N/A
See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2016 and 2015

	2016	2015
Net income	$5,798,808	$1,509,712

Other comprehensive loss, net of tax:
Unrealized holding losses arising during the year, net of tax benefit of $326,697 and $10,764 in 2016 and 2015, respectively	(526,954)	(16,522)

Reclassification adjustment for gains included in net income, net of tax expense of $76,422 and $19,857 in 2016 and 2015, respectively	(123,165)	(32,398)

Total other comprehensive loss	(650,119)	(48,920)

Comprehensive income	$5,148,689	$1,460,792

See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2016 and 2015

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
BALANCE, December 31, 2014	12,000	2,965,783	$12,000	$2,965,783	$42,508,429	$10,704,776	$(303,201)	$55,887,787

Net income	—	—	—	—	—	1,509,712	—	1,509,712

Other comprehensive loss	—	—	—	—	—	—	(48,920)	(48,920)

Issuance of common stock	—	1,000,003	—	1,000,003	14,000,001	—	—	15,000,004

Issuance of stock grants	—	6,659	—	6,659	93,557	—	—	100,216

Stock issuance costs	—	—	—	—	(840,418)	—	—	(840,418)

Exercise of stock options	—	24,292	—	24,292	189,250	—	—	213,542

Shares retained by shareholders of Cornerstone Bancshares, Inc.	—	1,660,836	—	1,660,836	26,774,239	—	—	28,435,075

Conversion shares issued to shareholders of SmartFinancial, Inc.	—	148,904	—	148,904	(148,904)	—	—	—

Dividends on preferred stock	—	—	—	—	—	(120,000)	—	(120,000)

Stock option compensation expense	—	—	—	—	39,861	—	—	39,861

BALANCE, December 31, 2015	12,000	5,806,477	12,000	5,806,477	82,616,015	12,094,488	(352,121)	100,176,859

Net income	—	—	—	—	—	5,798,808	—	5,798,808

Other comprehensive loss	—	—	—	—	—	—	(650,119)	(650,119)

Exercise of stock options	—	89,556	—	89,556	714,401	—	—	803,957

Dividends on preferred stock	—	—	—	—	—	(1,022,000)	—	(1,022,000)

Stock option compensation expense	—	—	—	—	132,635	—	—	132,635

BALANCE, December 31, 2016	12,000	5,896,033	$12,000	$5,896,033	$83,463,051	$16,871,296	$(1,002,240)	$105,240,140

See Notes to Consolidated Financial Statements.

SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,798,808	$1,509,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,189,088	1,085,685
Provision for loan losses	787,545	922,955
Stock compensation expense	132,635	140,077
Gains from sale of securities	(199,587)	(52,255)
Net (gains) losses from sale of loans and other assets	(948,080)	112,319
Gains from sale of foreclosed assets	(191,050)	(266,487)
Changes in other assets and liabilities:
Accrued interest receivable	110,952	101,189
Accrued interest payable	(8,373)	(11,218)
Other assets and liabilities	3,918,803	(1,200,552)

Net cash provided by operating activities	11,590,741	2,341,425

CASH FLOWS FROM INVESTING ACTIVITIES, net of acquisition
Purchase of securities available for sale	(22,111,781)	(23,180,643)
Proceeds from security sales, maturities, and paydowns	57,495,436	27,334,550
Purchase of restricted investments	(1,176,900)	(38,000)
Loan originations and principal collections, net	(82,804,921)	(50,003,157)
Purchase of bank premises and equipment	(6,994,729)	(1,081,811)
Proceeds from sale of foreclosed assets	1,279,554	5,529,640
Cash and cash equivalents received in merger	—	33,501,510

Net cash used in investing activities	(54,313,341)	(7,937,911)

CASH FLOWS FROM FINANCING ACTIVITIES, net of acquisition
Net increase in deposits	48,582,620	54,213,883
Net increase (decrease) in securities sold under agreements to repurchase	(1,446,231)	687,811
Issuance of common stock	803,957	4,043,011
Payment of dividends on preferred stock	(752,000)	(120,000)
Repayment of Federal Home Loan Bank advances and other borrowings	(67,282,071)	(20,000,000)
Proceeds from Federal Home Loan Bank advances and other borrowings	51,600,000	—

Net cash provided by financing activities	31,506,275	38,824,705

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,216,325)	33,228,219

CASH AND CASH EQUIVALENTS, beginning of year	79,964,633	46,736,414

CASH AND CASH EQUIVALENTS, end of year	$68,748,308	$79,964,633

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$4,308,055	$2,610,476
Cash paid during the period for taxes	3,754,784	1,977,958
Cash received during the period from tax refunds	1,592,224	—

NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized losses on securities available for sale	$1,053,238	$79,542
Acquisition of real estate through foreclosure	1,431,857	864,669
Financed sales of foreclosed assets	3,315,064	898,186

See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 1. Summary of Significant Accounting Policies

Nature of Business:

SmartFinancial, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the "Bank"). Prior to their merger on February 26, 2016 the Company operated two wholly-owned subsidiaries; SmartBank and Cornerstone Community Bank. The Company provides a variety of financial services to individuals and corporate customers through its offices in eastern Tennessee, northeast Florida, and north Georgia. The Company's primary deposit products are interest-bearing demand deposits and certificates of deposit. Its primary lending products are commercial, residential, and consumer loans.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets and deferred taxes, other than temporary impairments of securities, and the fair value of financial instruments.

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 1. Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents (continued):

The Bank is required to maintain average balances in cash or on deposit with the Federal Reserve Bank. The reserve requirement was $15,208 and $1,031 at December 31, 2016 and 2015, respectively.

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

Securities:

Management has classified all securities as available for sale. Securities available for sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company evaluates investment securities for other than temporary impairment using relevant accounting guidance specifying that (a) if the Company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other than temporarily impaired unless a credit loss has occurred in the security. If management does not intend to sell the security and it is more likely than not that they will not have to sell the security before recovery of the cost basis, management will recognize the credit component of an other-than- temporary impairment of a debt security in earnings and the remaining portion in other comprehensive loss.

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 1. Summary of Significant Accounting Policies, Continued

Acquired Loans:

Acquired loans are those that were acquired when SmartBank assumed all the deposits and certain assets of the former GulfSouth Private Bank (“GulfSouth transaction”) on October 19, 2012 and the former Cornerstone Bancshares, Inc. (“Cornerstone”) on August 31, 2015. The fair values of acquired loans with evidence of credit deterioration, purchased credit impaired loans (“PCI loans”), are recorded net of a nonaccretable discount and accretable discount. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable discount, which is included in the carrying amount of acquired loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable discount. Acquired loans are initially recorded at fair value at acquisition date. Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For impaired loans, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on the Company's historical loss experience adjusted for other qualitative factors. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 1. Summary of Significant Accounting Policies, Continued

Foreclosed Assets:

Foreclosed assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent write-downs to the value are expensed. The amount of residential real estate where physical possession had been obtained included within foreclosed assets at December 31, 2016 and 2015 was $1,500 and $227,000, respectively. The amount of residential real estate in process of foreclosure at December 31, 2016 was $0. The amount of residential real estate in process of foreclosure at December 31, 2015 was $61,000.

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

Goodwill and Intangible Assets:

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform additional goodwill impairment testing to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The Company performs its annual goodwill impairment test as of December 31 of each year. For 2016, the results of the qualitative assessment provided no indication of potential impairment. Goodwill will continue to be monitored for triggering events that may indicate impairment prior to the next scheduled annual impairment test.

Intangible assets consist of core deposit premiums acquired in connection with the Gulf South and Cornerstone transactions. The core deposit premium is initially recognized based on a valuation performed as of the consummation date. The core deposit premium is amortized over the average remaining life of the acquired customer deposits. Amortization expense relating to these intangible assets was $305,452 and $233,204 for the years ended December 31, 2016 and 2015, respectively. The intangible assets were evaluated for impairment as of December 31, 2016, and based on that evaluation it was determined that there was no impairment.

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 1. Summary of Significant Accounting Policies, Continued

Advertising Costs:

The Company expenses all advertising costs as incurred. Advertising expense was $615,751 and $452,849 for the years ended December 31, 2016 and 2015, respectively.

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

Stock Compensation Plans:

At December 31, 2016, the Company had options outstanding under stock-based compensation plans, which are described in more detail in Note 10. The plans have been accounted for under the accounting guidance (FASB ASC 718, Compensation - Stock Compensation) which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and stock or other stock based awards.

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

Variable interest entities:

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the entity has equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. At December 31, 2016, the Company had an investment in Community Advantage Fund, LLC that qualified as an unconsolidated VIE.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 1. Summary of Significant Accounting Policies, Continued

Variable interest entities (continued):

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

Business Combinations:

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, acquired assets and assumed liabilities are included with the acquirer's accounts as of the date of acquisition at estimated fair value, with any excess of purchase price over the fair value of the net assets acquired (including identifiable intangible assets) capitalized as goodwill. In the event that the fair value of the net assets acquired exceeds the purchase price, an acquisition gain is recorded for the difference in consolidated statements of income for the period in which the acquisition occurred. An intangible asset is recognized as an asset apart from goodwill when it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred. Estimates of fair value are subject to refinement for a period not to exceed one year from acquisition date as information relative to acquisition date fair values becomes available.

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 1. Summary of Significant Accounting Policies, Continued

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

Recently Issued Not Yet Effective Accounting Pronouncements:

The following is a summary of recent authoritative pronouncements not yet in effect that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers in ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for annual periods beginning after December 15, 2017, and interim periods within annual reporting periods beginning after December 15, 2017. The Company will apply the guidance using a full retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB issued guidance that primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments in ASU No. 2016-1 -Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The guidance will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this update on its financial statements.

In February 2016, the FASB issued guidance that requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability in ASU 2016-2: Leases (Topic 842). For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 including interim periods within those fiscal years. The Company is evaluating the impact of this update on its financial statements.

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 1. Summary of Significant Accounting Policies, Continued

Recently Issued Not Yet Effective Accounting Pronouncements (continued):

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changed the credit loss model on financial instruments measured at amortized cost, available for sale securities and certain purchased financial instruments. Credit losses on financial instruments measured at amortized cost will be determined using a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Purchased financial assets with more-than-insignificant credit deterioration since origination ("PCD assets" which are currently named "PCI Loans") measured at amortized cost will have an allowance for credit losses established at acquisition as part of the purchase price. Subsequent increases or decreases to the allowance for credit losses on PCD assets will be recognized in the income statement. Interest income should be recognized on PCD assets based on the effective interest rate, determined excluding the discount attributed to credit losses at acquisition. Credit losses relating to available-for-sale debt securities will be recognized through an allowance for credit losses. The amount of the credit loss is limited to the amount by which fair value is below amortized cost of the available-for-sale debt security. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for the Company and other SEC filers. Early adoption is permitted and if early adopted, all provisions must be adopted in the same period. The amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period adopted. A prospective approach is required for securities with other than temporary impairment recognized prior to adoption. The Company is still reviewing the impact the adoption of this guidance will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU intends to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The guidance is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2017, FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect these amendments to have a material effect on its financial statements.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

In periods following the merger, the financial statements of the combined entity will include the results attributable to Cornerstone Community Bank beginning on the date the merger was completed. In the period ended December 31, 2015, the revenues and net income attributable to Cornerstone Community bank were $7.0 million and $1.6 million, respectively. The pro-forma impact to 2015 revenues and net income if the merger had occurred on December 31, 2014 would have been $19.6 million and $67 thousand, respectively.

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
December 31, 2016 and 2015

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 3. Securities

The amortized cost and fair value of securities available-for-sale at December 31, 2016 and 2015 are summarized as follow (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$18,279	$8	$(564)	$17,723
Municipal securities	8,182	16	(179)	8,019
Mortgage-backed securities	104,585	185	(1,090)	103,680
Total	$131,046	$209	$(1,833)	$129,422

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$22,745	$48	$(50)	$22,743
Municipal securities	7,614	52	(17)	7,649
Mortgage-backed securities	136,625	375	(979)	136,021
Total	$166,984	$475	$(1,046)	$166,413

The amortized cost and estimated market value of securities at December 31, 2016, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$2,022	$2,025
Due from one year to five years	13,387	12,974
Due from five years to ten years	7,595	7,351
Due after ten years	3,457	3,392
	26,461	25,742
Mortgage-backed securities	104,585	103,680
Total	$131,046	$129,422

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of December 31, 2016 and 2015 (in thousands):

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$14,702	$(564)	$—	$—	$14,702	$(564)
Municipal securities	6,368	(179)	—	—	6,368	(179)
Mortgage-backed securities	67,063	(690)	8,948	(400)	76,011	(1,090)
Total	$88,133	$(1,433)	$8,948	$(400)	$97,081	$(1,833)

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 3. Securities, Continued

	As of December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$8,464	$(50)	$—	$—	$8,464	$(50)
Municipal securities	2,456	(17)	—	—	2,456	(17)
Mortgage-backed securities	72,641	(470)	16,325	(509)	88,966	(979)
Total	$83,561	$(537)	$16,325	$(509)	$99,886	$(1,046)

At December 31, 2016, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

U.S. Government-sponsored enterprises: At December 31, 2016, seven investments in U.S. GSE securities had unrealized losses. These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments does not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is more likely than not that the Bank will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at December 31, 2016.

Municipal securities: At December 31, 2016, fifteen investments in obligations of municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other than temporarily impaired at December 31, 2016.

Mortgage-backed securities: At December 31, 2016, fifty-five investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other than temporarily impaired at December 31, 2016.

Sales of available for sale securities for the years ended December 31, 2016 and 2015, were as follows (in thousands):

	2016	2015
Proceeds	$31,599	$7,304
Gains realized	200	52
Losses realized	—	—

Securities with a carrying value of approximately $86,351,000 and $124,517,000 at December 31, 2016 and 2015, respectively, were pledged to secure various deposits, securities sold under agreements to repurchase, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Home Loan Bank.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 4. Loans and Allowance for Loan Losses

Portfolio Segmentation:

At December 31, 2016 and 2015, loans consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
	PCI Loans	All Other Loans	Total	PCI Loans	All Other Loans	Total
Commercial real estate	$14,943	$400,265	$415,208	$20,050	$349,727	$369,777
Consumer real estate	9,004	178,798	187,802	12,764	148,930	161,694
Construction and land development	1,678	116,191	117,869	2,695	102,783	105,478
Commercial and industrial	1,568	83,454	85,022	2,768	82,183	84,951
Consumer and other	—	7,475	7,475	—	5,815	5,815
Total loans	27,193	786,183	813,376	38,277	689,438	727,715
Less: Allowance for loan losses	—	(5,105)	(5,105)	—	(4,354)	(4,354)

Loans, net	$27,193	$781,078	$808,271	$38,277	$685,084	$723,361

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
December 31, 2016 and 2015

Note 4. Loans and Allowance for Loan Losses, Continued

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
December 31, 2016 and 2015

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

The composition of loans by loan classification for impaired and performing loan status at December 31, 2016 and 2015, is summarized in the tables below (amounts in thousands):

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$400,146	$177,977	$115,326	$83,244	$7,475	$784,168
Impaired loans	119	821	865	210	—	2,015
	400,265	178,798	116,191	83,454	7,475	786,183
PCI loans	14,943	9,004	1,678	1,568	—	27,193
Total	$415,208	$187,802	$117,869	$85,022	$7,475	$813,376

	December 31, 2015
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$347,775	$145,289	$101,751	$81,715	$5,815	$682,345
Impaired loans	1,952	3,641	1,032	468	—	7,093
	349,727	148,930	102,783	82,183	5,815	689,438
PCI loans	20,050	12,764	2,695	2,768	—	38,277
Total loans	$369,777	$161,694	$105,478	$84,951	$5,815	$727,715

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of December 31, 2016 and 2015 (amounts in thousands):

December 31, 2016
			Construction	Commercial	Consumer
	Commercial	Consumer	and Land	and	and
	Real Estate	Real Estate	Development	Industrial	Other	Total
Performing loans	$2,369	$1,382	$717	$516	$117	$5,101
Impaired loans	—	—	—	4	—	4
Total	$2,369	$1,382	$717	$520	$117	$5,105

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

December 31, 2015
			Construction	Commercial	Consumer
	Commercial	Consumer	and Land	and	and
	Real Estate	Real Estate	Development	Industrial	Other	Total
Performing loans	$1,906	$1,015	$627	$519	$29	$4,096
Impaired loans	—	—	—	258	—	258
Total	$1,906	$1,015	$627	$777	$29	$4,354

The following tables detail the changes in the allowance for loan losses for the year ending December 31, 2016 and December 31, 2015, by loan classification (amounts in thousands):

December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$1,906	$1,015	$627	$777	$29	$4,354
Loans charged off	—	(102)	(14)	(35)	(155)	(306)
Recoveries of loans charged off	45	76	22	58	68	269
Provision (reallocation) charged to operating expense	418	393	82	(280)	175	788
Ending balance	$2,369	$1,382	$717	$520	$117	$5,105

December 31, 2015
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$1,734	$906	$690	$524	$26	$3,880
Loans charged off	(95)	(247)	(50)	—	(114)	(506)
Recoveries of loans charged off	—	—	26	19	12	57
Provision (reallocation) charged to operating expense	267	356	(39)	234	105	923
Ending balance	$1,906	$1,015	$627	$777	$29	$4,354

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of December 31, 2016 and 2015 (amounts in thousands):

Non PCI Loans

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$399,505	$177,466	$115,237	$82,992	$7,238	$782,438
Watch	640	550	89	252	—	1,531
Special mention	—	104	—	—	237	341
Substandard	120	678	865	210	—	1,873
Doubtful	—	—	—	—	—	—
Total	$400,265	$178,798	$116,191	$83,454	$7,475	$786,183

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

PCI Loans

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$11,836	$6,811	$1,019	$1,507	$—	$21,173
Watch	1,045	1,577	645	22	—	3,289
Special mention	—	—	—	12	—	12
Substandard	2,062	616	14	—	—	2,692
Doubtful	—	—	—	27	—	27
Total	$14,943	$9,004	$1,678	$1,568	$—	$27,193
Total loans	$415,208	$187,802	$117,869	$85,022	$7,475	$813,376

Non PCI Loans

	December 31, 2015
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$349,030	$146,645	$101,751	$81,683	$5,815	$684,924
Watch	184	327	—	—	—	511
Special mention	387	—	—	32	—	419
Substandard	126	1,958	1,032	468	—	3,584
Doubtful	—	—	—	—	—	—
Total	$349,727	$148,930	$102,783	$82,183	$5,815	$689,438

PCI Loans

	December 31, 2015
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$17,127	$11,635	$1,947	$2,458	$—	$33,167
Watch	—	260	—	—	—	260
Special mention	1,975	—	526	221	—	2,722
Substandard	948	869	222	89	—	2,128
Doubtful	—	—	—	—	—	—
Total	$20,050	$12,764	$2,695	$2,768	$—	$38,277
Total loans	$369,777	$161,694	$105,478	$84,951	$5,815	$727,715

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

The following tables present the aging of the recorded investment in loans and leases as of December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016
	30-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due	PCI Loans	Current Loans	Total Loans
Commercial real estate	$395	$—	$—	$395	$14,943	$399,870	$415,208
Consumer real estate	695	699	386	1,780	9,004	177,018	187,802
Construction and land development	690	—	865	1,555	1,678	114,636	117,869
Commercial and industrial	257	—	164	421	1,568	83,033	85,022
Consumer and other	17	—	—	17	—	7,458	7,475
Total	$2,054	$699	$1,415	$4,168	$27,193	$782,015	$813,376

	December 31, 2015
	30-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due	PCI Loans	Current Loans	Total Loans
Commercial real estate	$471	$258	$—	$729	$20,050	$348,998	$369,777
Consumer real estate	581	232	1,351	2,164	12,764	146,766	161,694
Construction and land development	137	—	483	620	2,695	102,163	105,478
Commercial and industrial	207	12	418	637	2,768	81,546	84,951
Consumer and other	12	—	—	12	—	5,803	5,815
Total	$1,408	$502	$2,252	$4,162	$38,277	$685,276	$727,715

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 4. Loans and Allowance for Loan Losses, Continued

Impaired Loans:

A loan held for investment is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following is an analysis of the impaired loan portfolio detailing the related allowance recorded as of and for the years ended December 31, 2016 and 2015 (amounts in thousands):

				For the year ended
	At December 31, 2016			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Non PCI Loans:
Commercial real estate	$119	$119	$—	$1,311	$73
Consumer real estate	821	849	—	2,334	100
Construction and land development	865	865	—	967	3
Commercial and industrial	46	46	—	47	4
Consumer and other	—	—	—	—	—
	1,851	1,879	—	4,659	180

PCI loans: None in 2016

Impaired loans with a valuation allowance:
Non PCI Loans:
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	164	243	4	306	70
Consumer and other	—	—	—	—	—
	164	243	4	306	70
PCI loans: None in 2016
Total impaired loans	$2,015	$2,122	$4	$4,965	$250

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Troubled Debt Restructurings:

At December 31, 2016 and 2015, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 4. Loans and Allowance for Loan Losses, Continued

Troubled Debt Restructurings (continued):

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of December 31, 2016 and 2015, management had approximately $608,000 and $4,990,000, respectively, in loans that met the criteria for restructured, which included approximately $442,000 and $1,297,000, respectively, of loans on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

 The following table presents a summary of loans that were modified as troubled debt restructurings during the year ended December 31, 2016 (amounts in thousands):

December 31, 2016	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and land development	1	$278	$278
Commercial and industrial	1	164	164

There were no loans modified as troubled debt restructurings during the year ended December 31, 2015.

There were no loans that were modified as troubled debt restructurings during the past twelve months and for which there was a subsequent payment default.

Purchased Credit Impaired Loans:

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at for the years ended December 31, 2016 and 2015 is as follows (in thousands):

	2016	2015
Commercial real estate	$18,473	$22,995
Consumer real estate	12,111	16,909
Construction and land development	2,553	3,553
Commercial and industrial	2,482	3,660
Consumer and other	—	—
Total loans	$35,619	$47,117
Less remaining purchase discount	(8,426)	(8,840)
Total, gross	27,193	38,277
Less: Allowance for loan losses	—	—
Carrying amount, net of allowance	$27,193	$38,277

The following is a summary of the accretable discount on acquired loans for the years ended December 31, 2016 and 2015 (in thousands):

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 4. Loans and Allowance for Loan Losses, Continued

	2016	2015
Accretable yield, beginning of period	$10,217	$7,983
Additions	—	4,282
Accretion income	(2,588)	(1,805)
Reclassification from nonaccretable	1,585	151
Other changes, net	(264)	(394)
Accretable yield, end of period	$8,950	$10,217

The Company did not increase the allowance for loan losses on purchase credit impaired loans during the years ended December 31, 2016 and 2015.

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

	2016	2015
Balance, beginning of year	$10,851	$14,813
Disbursements	855	548
Removal of credit lines	(1,153)	—
Changes in ownership	4,830	—
Repayments	(2,384)	(4,510)
Balance, end of year	$12,999	$10,851

At December 31, 2016, the Company had pre-approved but unused lines of credit totaling approximately $2,247,000 to related parties.

Note 5. Premises and Equipment

A summary of premises and equipment at December 31, 2016 and 2015, is as follows (in thousands):

	2016	2015
Land and land improvements	$8,354	$7,012
Building and leasehold improvements	18,507	16,933
Furniture, fixtures and equipment	7,043	5,701
Construction in progress	2,789	188
Total, gross	36,693	29,834
Accumulated depreciation	(6,157)	(4,796)
Total, net	$30,536	$25,038

At December 31, 2016 management estimates the cost necessary to complete the construction in progress will be approximately $890 thousand.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 5. Premises and Equipment, Continued

The Company leases several branch locations and also has one ground lease under non-cancelable operating lease agreements. The leases expire between May 2017 and August 2021. Lease expense under the leases was $728,004 and $565,667 in 2016 and 2015, respectively. At December 31, 2016, the remaining minimum lease payments relating to these leases were as follows (in thousands):

2017	$518
2018	300
2019	292
2020	292
2021	173

Depreciation expense was $1,435,090 and $992,746 for the years ended December 31, 2016 and 2015, respectively.

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

Note 6. Deposits

The aggregate amount of time deposits in denominations of $250,000 or more was approximately $123,053,000 and $102,694,000 at December 31, 2016 and 2015, respectively. At December 31, 2016, the scheduled maturities of time deposits are as follows (in thousands):

2017	$193,389
2018	82,529
2019	18,403
2020	14,713
2021	6,817
Thereafter	120
Total	$315,971

As of December 31, 2016 there was a fair value adjustment of $303,981 to time deposits as a result of the business combination discussed in Note 2.

At December 31, 2016 and 2015, the Company had $76,380 and $81,859, respectively, of deposit accounts in overdraft status that have been reclassified to loans on the accompanying consolidated balance sheets. From time to time, the Company engages in deposit transactions with its directors, executive officers and their related interests (collectively referred to as "related parties"). Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits was $15.1 million and $5.6 million at December 31, 2016 and 2015, respectively.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 7. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. The merger with Cornerstone discussed in Note 2 generated $4,166,069 in goodwill on August 31, 2015. Goodwill is reviewed for potential impairment at least annually at the reporting unit level. FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform additional goodwill impairment testing to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required.

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

The following table presents information about our core deposit premium intangible asset at December 31 (in thousands):

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible asset:
Core deposit intangible	$2,750	$280	$3,375	$600

The following table presents information about aggregate amortization expense for 2016 and 2015 and for the succeeding fiscal years as follows (in thousands):

	2016	2015
Aggregate amortization expense of core deposit premium intangible	$305	$233

Estimated aggregate amortization expense of the core deposit premium intangible for the year ending December 31 (in thousands):

2017	$210
2018	210
2019	210
2020	210
2021	210
Thereafter	1,420
Total	$2,470

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 8.    Income Taxes

Income tax expense in the consolidated statements of income for the years ended December 31, 2016 and 2015, includes the following (in thousands):

	2016	2015
Current tax expense
Federal	$2,503	$77
State	531	167
Deferred tax expense (benefit) related to:
Provision for loan losses	(320)	(250)
Depreciation	203	(12)
Fair value adjustments	356	469
Nonaccrual interest	(26)	121
Foreclosed real estate	117	1,008
Core deposit intangible	(117)	(89)
Other	115	150
Total income tax expense	$3,362	$1,641

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory income tax rates. The reasons for this difference are as follows (in thousands):

	2016	2015
Federal income tax expense computed at the statutory rate	$3,115	$1,071
State income taxes, net of federal tax benefit	393	176
Nondeductible acquisition expenses	—	295
Other	(146)	99
Total income tax expense	$3,362	$1,641

The components of the net deferred tax asset as of December 31, 2016 and 2015, were as follows (in thousands):

	2016	2015
Deferred tax assets:
Allowance for loan losses	$1,932	$1,667
Fair value adjustments	3,744	4,219
Foreclosed real estate	539	656
Deferred compensation	415	253
State net operating loss carryforward	—	339
Other	561	618
Total deferred tax assets	7,191	7,752
Deferred tax liabilities:
Accumulated depreciation	1,903	1,699
Core deposit intangible	946	1,063
Other	639	743
Total deferred tax liabilities	3,488	3,505
Net deferred tax asset	$3,703	$4,247

The income tax returns of the Company for 2015, 2014, and 2013 are subject to examination by the federal and state taxing authorities, generally for three years after they were filed.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 9.     Federal Home Loan Bank Advances and Other Borrowings

Line of Credit:

On August 28, 2015, the Company entered into a loan agreement (the “Loan Agreement”) with CapStar Bank (the “Lender”) providing for a revolving line of credit of up to $8,000,000. The Company may borrow and reborrow under the revolving line of credit until February 28, 2017, after which no advances under the revolving line of credit may be reborrowed. During the first 90 days of the revolving line of credit or at any time during which the Bank maintains daily settlement accounts at the Lender, borrowings accrue interest at the Lender’s prime rate, subject to a 3.00% floor.

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

The Loan Agreement contains typical representations, warranties and covenants for a revolving line of credit, and the loan agreement has certain financial covenants and capital ratio requirements. Pursuant to the Loan Agreement, the Bank may not permit non-performing assets to be greater than 3.25% of total assets. The Bank must not permit its Texas ratio (nonperforming assets divided by the sum of tangible equity plus the allowance for loan and lease losses) to be greater than 35.00%, and must not permit its liquidity ratio to be less than 9.00% (or less than 10.00% for two consecutive quarters). In addition, the Company will not permit its debt service coverage ratio to be less than 1.25:1.00 or its interest coverage ratio to be less than 2:50:1.00. As of December 31, 2016, the Company and the Bank were in compliance with all of the loan covenants.

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

The obligations of the Company under the Loan Agreement are secured by a pledge of all of the capital stock of the Bank pursuant to stock pledge and security agreements. In the event of a default by the Company under the loan Agreement, the lender may terminate the commitments made under the loan agreement, declare all amounts outstanding to be payable immediately, and exercise or pursue any other remedy permitted under the loan agreement or the pledge agreements, or conferred to the lender by operation of law. As of December 31, 2015, the outstanding borrowings under the line of credit were $2,000,000 and the rate was 3.50%. The line of credit was paid in full in March 2016 and there have been no advances during 2016.

The primary source of liquidity for the Company is the payment of dividends from the Bank. As of December 31, 2016, the Bank was under no dividend restrictions that requires regulatory approval prior to the payment of a dividend from the Bank to the Company.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 9.     Federal Home Loan Bank Advances and Other Borrowings, Continued

FHLB borrowings:

The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide advances to the Bank in an amount up to $52,550,939. All of the loans are secured by first mortgages on 1-4 family residential, multi-family properties and commercial properties and are pledged as collateral for these advances. Additionally, the Bank pledged securities to FHLB with a carrying amount of $14,844,441 at December 31, 2016 and $23,853,366 at December 31, 2015.

At December 31, 2016, FHLB advances consist of the following (amounts in thousands):

Long-term advance dated January 10, 2007, requiring monthly interest payments, fixed at 4.25%, with a put option exercisable in January 2008 and then quarterly thereafter, principal due in January 2017	$5,000

At December 31, 2015, FHLB advances consist of the following (amounts in thousands):

Short-term advance dated January 28, 2015, requiring monthly interest payments, fixed at 0.63%, principal due in July 2016	$5,000
Short-term advance dated January 28, 2015, requiring monthly interest payments, fixed at 0.43%, principal due in January 2016	8,000
Short-term advance dated August 31, 2015, requiring monthly interest payments, fixed at 0.41%, principal due in February 2016	5,000
Long-term advance dated January 20, 2006, requiring monthly interest payments, fixed at 4.18%, with a put option exercisable in January 2009 and then quarterly thereafter, principal due in January 2016	5,000
Long-term advance dated January 10, 2007, requiring monthly interest payments, fixed at 4.25%, with a put option exercisable in January 2008 and then quarterly thereafter, principal due in January 2017	5,000
Total	$28,000

As of December 31, 2016 and December 31, 2015, there was a fair value adjustment of $5,765 and $187,462 , respectively, to FHLB borrowings as a result of the business combination discussed in Note 2.

During the fixed rate term, the advances may be prepaid subject to a prepayment penalty as defined in the agreements. On agreements with put options, the FHLB has the right, at its discretion, to terminate the entire advance prior to the stated maturity date. The termination option may only be exercised on the expiration date of the predetermined lockout period and on a quarterly basis thereafter.

At December 31, 2016, scheduled maturities of the Federal Home Loan Bank advances, federal funds purchased of $13,499,625, and other borrowings are as follows (amounts in thousands):

2017	$18,500

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 10.    Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401 (k) of the Internal Revenue Code covering substantially all employees. After one year of service the Company matches 100 percent of employee contributions up to 3 percent of compensation and 50 percent of employee contributions on the next 2 percent of compensation. The Company's contribution to the Plan was $403,309 in 2016 and $219,017 in 2015.

Stock Option Plans:

The Company has one currently active equity incentive plan administered by the Board of Directors, and four plans or programs, pursuant to which the Company has outstanding prior grants. These plans are described below:

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

Legacy SmartBank Stock Option Plan – This plan was assumed by the Company on August 31, 2015. The plan provides for incentive stock options and nonqualified stock options. The maximum number of common shares that could be sold or optioned under the plan is 525,000 shares. Under the plan, the exercise price of each option could not be less than 100 percent of the fair market value of the common stock on the date of grant.

Legacy SmartFinancial, Inc. 2010 Incentive Plan - This plan was assumed by the Company on August 31, 2015. This plan provides for incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance awards, dividend equivalents and stock or other stock-based awards. The maximum number of common shares that could be sold or optioned under the plan is 525,000 shares. Under the plan, the exercise price of each option could not be less than 100 percent of the fair market value of the common stock on the date of grant.

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 10.    Employee Benefit Plans, Continued

Stock Option Plans (continued):

A summary of the status of these stock option plans is presented in the following table:

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2015	817,414	$10.62
Granted	—	—
Exercised	(89,556)	8.98
Forfeited	(10,334)	28.49
Outstanding at December 31, 2016	717,524	$10.57

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2014	483,629	$10.20
Granted	52,689	15.05
Exercised	(24,292)	8.79
Share conversion	23,468	9.71
Retained by Cornerstone shareholders in merger	285,209	11.22
Forfeited	(3,289)	10.83
Outstanding at December 31, 2015	817,414	$10.62

Information pertaining to options outstanding at December 31, 2016, is as follows:

	Options Outstanding			Options Exercisable
		Weighted- Average Remaining	Weighted- Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
6.20	750	4.3 years	6.20	750	6.20
6.60	47,750	5.2 years	6.60	47,750	6.60
6.80	24,375	4.2 years	6.80	24,375	6.80
9.48	42,625	6.2 years	9.48	42,625	9.48
9.52	380,100	0.2 years	9.52	380,100	9.52
9.60	52,875	7.2 years	9.60	52,875	9.60
10.00	1,250	6.6 years	10.00	1,250	10.00
10.48	76,271	0.3 years	10.48	76,271	10.48
11.67	3,250	4.1 years	11.67	3,250	11.67
14.40	18,555	2.2 years	14.40	18,555	14.40
15.05	52,074	8.8 years	15.05	4,104	15.05
31.96	14,166	1.2 years	31.96	14,166	31.96
60.80	688	0.3 years	60.80	688	60.80
61.00	2,795	0.2 years	61.00	2,795	61.00
Outstanding, end of year	717,524	2.3 years	10.57	669,554	10.25

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 10.    Employee Benefit Plans, Continued

Stock Option Plans (continued):

The Company recognized stock-based compensation expense of $132,635 and $140,077 for the periods ended December 31, 2016 and 2015, respectively. There was no direct grant stock grant expense for the period ended December 31, 2016. For the period ended December 31, 2015 direct stock grant expense issued to Directors of $100,216 was included in the stock-based compensation. The total fair value of shares underlying the options which vested during the periods ended December 31, 2016 and 2015, was $95,658 and $103,604, respectively. The income tax benefit recognized for the exercise of options for the periods ended December 31, 2016 and 2015 was $660,567 and $27,738 respectively.

The intrinsic value of options exercised during the periods ended December 31, 2016 and 2015 was $660,476 and $171,574, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2016 was $6,074,252 and $5,905,718, respectively. Cash received from options exercised under all share-based payment arrangements for the period ended December 31, 2016 was $803,957.

Information related to non-vested options for the period ended December 31, 2016, is as follows:

	Number	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2015	53,739	$12.12
Granted	—	—
Vested	(5,154)	10.25
Forfeited/expired	(615)	12.31
Nonvested at December 31, 2016	47,970	$12.31

As of December 31, 2016, there was approximately $365,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 4.0 years. There were no stock options granted during the twelve months period ended December 31, 2016.

The weighted average grant date fair value of all stock options granted during the twelve months ended December 31, 2015 was $12.31. This was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Dividend yield	—%
Expected life	10 Years
Expected volatility	81.7%
Risk-free interest rate	1.54%

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

At December 31, 2016 and 2015, the Company had securities sold under agreements to repurchase of $26,621,984 and $28,068,215, respectively, with commercial checking customers.

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

A summary of the Company's total contractual amount for all off-balance sheet commitments at December 31, 2016 is as follows:

Commitments to extend credit	145.3	million
Standby letters of credit, issued by the Company	3.2	million

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

At December 31, 2016 and 2015, the carrying amount of liabilities related to the Company's obligation to perform under standby letters of credit was insignificant. The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on standby letters of credit for the years ended December 31, 2016 and 2015.

Contingencies:

In the normal course of business, the Company may become involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 13.    Regulatory Matters

Regulatory Capital Requirements:

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

Effective January 1, 2015, the Company and the Bank are subject to the new regulatory risk-based capital rules adopted by the federal banking agencies implementing Basel III. Under the new capital guidelines, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15 billion in total assets at that date, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. Tier 2 capital consists of the allowance for loan and lease losses in an amount not exceeding 1.25 percent of standardized risk-weighted assets, plus qualifying preferred stock, qualifying subordinated debt and qualifying total capital minority interest, net of Tier 2 investments in financial institutions. Total Tier 1 capital, plus Tier 2 capital, constitutes total risk-based capital. The required minimum ratios are as follows:

•	common equity Tier 1 capital ratio (common equity Tier 1 capital to standardized total risk-weighted assets) of 4.5%;

•	Tier 1 capital ratio (Tier 1 capital to standardized total risk-weighted assets) of 6%;

•	total capital ratio (total capital to standardized total risk-weighted assets) of 8%; and

•	leverage ratio (Tier 1 capital to average total consolidated assets) of 4%.

The new capital guidelines also provide that all covered banking organizations must maintain a new capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer requirement phasing in began on January 1, 2015 at the 0.625% level and will be increased by that same amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019. When fully phased in, the capital conservation buffer effectively will result in a required minimum common equity Tier 1 capital ratio of at least 7.0%, Tier 1 capital ratio of at least 8.5% and total capital ratio of at least 10.5%. The capital guidelines also provide for a “countercyclical capital buffer” that is applicable only to certain covered institutions and does not have any current applicability to the Company and the Bank. Failure to satisfy the capital buffer requirements will result in increasingly stringent limitations on various types of capital distributions, including dividends, share buybacks and discretionary payments on Tier 1 instruments, and discretionary bonus payments.

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

As permitted for regulated institutions that are not designated as ”advanced approach” banking organizations (those with assets greater than $250 billion or with foreign exposures greater than $10 billion), the Company and the Bank made a one-time, permanent election to opt out of the requirement to include most components of accumulated other comprehensive income in regulatory capital.

At December 31, 2016, both the Company and the Bank were well capitalized. At December 31, 2015, the Company and the Banks were well capitalized under the standards in effect at that time.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 13.    Regulatory Matters, Continued

Regulatory Restrictions on Dividends:

Pursuant to Tennessee banking law, the Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to the Company in a calendar year in excess of the total of the Bank's retained net income for that year plus the retained net income for the preceding two years. During the year ended December 31, 2016, SmartBank paid $3,000,000 in dividends to the Company. As of December 31, 2016, the Bank could pay approximately $6.6 million of additional dividends to the Company without prior approval of the Commissioner of the TDFI.

Regulatory Capital Levels:

Actual and required capital levels at December 31, 2016 and 2015 are presented below (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
SmartFinancial, Inc.
Total Capital (to Risk-Weighted Assets)	$105,756	11.99%	$70,553	8.00%	$88,191	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	100,651	11.42%	52,915	6.00%	70,553	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	88,651	10.05%	39,686	4.50%	57,324	6.50%
Tier 1 Capital (to Average Assets)	100,651	9.81%	41,052	4.00%	51,315	5.00%

SmartBank
Total Capital (to Risk-Weighted Assets)	$104,705	11.88%	$70,535	8.00%	$88,169	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	99,600	11.30%	52,901	6.00%	70,535	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	99,600	11.30%	39,676	4.50%	57,310	6.50%
Tier 1 Capital (to Average Assets)	99,600	9.71%	41,041	4.00%	51,301	5.00%

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 13.    Regulatory Matters, Continued

Regulatory Capital Levels (continued):

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

Eighty-nine percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market areas. Commercial real estate, including commercial construction loans, represented 61 percent of the loan portfolio at December 31, 2016, and 65 percent of the loan portfolio at December 31, 2015. Accordingly, the ultimate collectability of the loan portfolio and recovery of the carrying amount of foreclosed assets is susceptible to changes in real estate conditions in the Company's primary market areas. The other concentrations of credit by type of loan are set forth in Note 4.

The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $25,256,000.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 15.    Fair Value of Assets and Liabilities, Continued

Fair Value Hierarchy (continued):

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents: For cash and due from banks, interest-bearing deposits, and federal funds sold, the carrying amount is a reasonable estimate of fair value based on the short-term nature of the assets and are considered Level 1 inputs.

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

Restricted Investments: It is not practicable to determine the fair value of restricted investments due the restrictions placed on its transferability.

Loans:For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. These methods are considered Level 3 inputs.

Deposits:The fair values disclosed for demand deposits (for example, interest and noninterest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts) and are considered Level 1 inputs. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits, and are considered Level 2 inputs.

Securities Sold Under Agreement to Repurchase: The carrying value of these liabilities approximates their fair value, and are considered Level 1 inputs.

Federal Home Loan Bank Advances and Other Borrowings: The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements, and are considered Level 2 inputs.

Commitments to Extend Credit and Standby Letters of Credit: Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 15.    Fair Value of Assets and Liabilities, Continued

Assets Measured at Fair Value on a Recurring Basis:

Assets recorded at fair value on a recurring basis are as follows, in thousands

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$17,723	$—	$17,723	$—
Municipal securities	8,019	—	8,019	—
Mortgage-backed securities	103,680	—	103,680	—
Total securities available-for-sale	$129,422	$—	$129,422	$—

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$22,743	$—	$22,743	$—
Municipal securities	7,649	—	7,649	—
Mortgage-backed securities	136,021	—	136,021	—
Total securities available-for-sale	$166,413	$—	$166,413	$—

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

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$239	$—	$—	$239
Foreclosed assets	2,386	—	—	2,386

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 15.    Fair Value of Assets and Liabilities, Continued

Assets Measured at Fair Value on a Nonrecurring Basis (continued):

	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$160	$—	$—	$160
Foreclosed assets	5,358	—	—	5,358

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2016 and 2015, the significant unobservable inputs used in the fair value measurements are presented below.

	Balance as of December 31, 2016 (in thousands)	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$239	Cash Flow	Discounted Cash Flow / Appraisal Discounts	2.4%
Foreclosed assets	2,386	Appraisal	Appraisal Discounts	12.2%

	Balance as of December 31, 2015 (in thousands)	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$160	Appraisal	Discounted Cash Flow / Appraisal Discounts	6.0%
Foreclosed assets	5,358	Appraisal	Appraisal Discounts	22.2%

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

The fair value of impaired loans were measured based on the value of the collateral securing these loans or the discounted cash flows of the loans, as applicable. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2016 and December 31, 2015 are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$68,748	$68,748	$79,965	$79,965
Securities available for sale	129,422	129,422	166,413	166,413
Restricted investments	5,628	N/A	4,451	N/A
Loans, net	808,271	803,057	723,361	721,338

Liabilities:
Noninterest-bearing demand deposits	153,483	153,483	131,419	131,419
Interest-bearing demand deposits	162,702	162,702	149,424	149,424
Savings deposits	274,605	274,605	236,901	236,901
Time deposits	316,275	316,734	340,739	342,873
Securities sold under agreements to repurchase	26,622	26,622	28,068	28,068
Federal Home Loan Bank advances and other borrowings	18,505	18,505	34,187	34,169

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

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 16.    Small Business Lending Fund

During 2011, the Company issued to the Secretary of the Treasury 12,000 shares of preferred stock at $1,000 per share under the Small Business Lending Fund Program (the "SBLF Program"). Subject to regulatory approval, the Company may redeem the preferred stock for $1,000 per share, plus accrued and unpaid dividends, in whole or in part at any time. The SBLF Program is a voluntary program authorized under the Business Jobs Acts of 2010, whereby the United States Treasury can make capital investments in eligible institutions; the capital investments, in turn, are designed to increase the availability of credit for small businesses and promote economic growth by providing capital to qualified community banks at favorable rates. The Company paid cash dividends at a one percent rate or $120,000 for the year ended December 31, 2015. On February 4, 2016 the dividend rate for the preferred shares increased to nine percent and as a result the company incurred preferred stock dividends of $1,022,000 for the year ended December 31, 2016 .

On January 30, 2017, the Company completed a public offering of 2,010,084 million shares of its common stock, par value $1.00 per share, with the net proceeds to the Company of approximately $33.2 million. Subsequent to the public offering the Company used $12 million of the proceeds to redeem the preferred stock on March 6, 2017.

Note 17.    Concentration in Deposits

The Company had a concentration in its deposits of one customer totaling approximately $28,527,000 at December 31, 2015 and two customers totaling approximately $60,153,000 concentration of deposits at December 31, 2016.

Note 18.    Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. The effect from the stock options on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were antidilutive shares of 17,649 and 22,300 for the years ended December 31, 2016 and 2015, respectively.

(Dollars in thousands, except share amounts)	2016	2015
Basic earnings per share computation:
Net income available to common stockholders	$4,777	$1,390
Average common shares outstanding – basic	5,838,574	3,985,202
Basic earnings per share	$0.82	$0.35
Diluted earnings per share computation:
Net income available to common stockholders	$4,777	$1,390
Average common shares outstanding – basic	5,838,574	3,985,202
Incremental shares from assumed conversions:
Stock options	280,369	296,307
Average common shares outstanding - diluted	6,118,943	4,281,509
Diluted earnings per share	$0.78	$0.32

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 19.    Condensed Parent Information

(Dollars in thousands)

CONDENSED BALANCE SHEETS
	December 31,	December 31,
	2016	2015
ASSETS
Cash	$2,068	$503
Investment in subsidiaries	100,023	97,020
Other assets	4,392	4,817

Total assets	$106,483	$102,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,243	$163
Other borrowings	—	2,000

Total liabilities	1,243	2,163

Stockholders’ equity	105,240	100,177

Total liabilities and stockholders’ equity	$106,483	$102,340

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2016	2015
INCOME
Dividends	$3,000	$—
Interest income	—	—
	3,000	—

EXPENSES
Interest expense	17	40
Other operating expenses	1,146	1,817

Income (loss) before equity in undistributed earnings of subsidiaries and income tax benefit	1,837	(1,857)

Equity in undistributed earnings of subsidiaries	3,520	2,993

Income tax benefit	442	374

Net income	5,799	1,510

Preferred stock dividend requirements	1,022	120

Net income available to common stockholders	$4,777	$1,390

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Note 19.    Condensed Parent Information, Continued

STATEMENTS OF CASH FLOWS
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,799	$1,510
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(3,520)	(2,993)
Other	1,234	(247)

Net cash provided by (used in) operating activities	3,513	(1,730)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable	—	6,000
Repayment of note payable	(2,000)	(4,000)
Proceeds from issuance of common stock	804	4,043
Payment of dividends on preferred stock	(752)	(120)

Net cash (used in) provided by financing activities	(1,948)	5,923

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Cornerstone Bancshares, Inc.	—	(4,166)

Net cash used in investing activities	—	(4,166)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,565	27

CASH AND CASH EQUIVALENTS, beginning of year	503	476

CASH AND CASH EQUIVALENTS, end of year	$2,068	$503

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SmartFinancial maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. SmartFinancial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2016. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, SmartFinancial’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of SmartFinancial’s management on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 18, 2017 under the headings “Proposal One Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance and Board of Directors,” “Compensation of Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 18, 2017 under the headings, “Proposal One Election of the Directors” and “Compensation of Directors and Executive Officers.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item will be included in SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 18, 2017 under the heading, “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes information concerning SmartFinancial’s equity compensation plans at December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:
2002 Long-Term Incentive Plan	109,079	$13.00	—
SmartBank Stock Option Plan	456,371	$9.68	20,337
SmartFinancial 2010 Incentive Plan	3,250	$11.67	519,750
2015 Stock Incentive Plan	52,074	$15.05	1,947,926
Equity compensation plans not approved by shareholders	96,750	$9.55	—
Total	717,524	$10.57	2,488,013

Equity Compensation Plans not Approved by Shareholders

During 2013 and 2014, Cornerstone issued non-qualified options to employees and directors. These non-qualified options are governed by the grant document issued to the holders. The non-qualified stock options for employees were issued at the market value of the common stock on the grant date and vest 30% on the second anniversary of the grant date, 60% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date. The non-qualified stock options for directors are issued at the market value of the common stock on the grant date and vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date. The term of all grants were determined by the compensation committee, not to exceed ten years. As of December 31, 2016, a total of 128,500 non-qualified stock options had been issued to Company employees and directors, of which 96,750 remained outstanding and exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 18, 2017 under the heading, “Proposal One Election of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 18, 2017 under the heading, “Proposal Three Ratification of Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:
(1)	Financial Statements

The following report and consolidated financial statements of SmartFinancial and Subsidiary are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger dated as of December 5, 2014 by and among SmartFinancial, Inc., SmartBank, Cornerstone Bancshares, Inc. and Cornerstone Community Bank	Incorporated by reference to Appendix A to Form S-4 filed April 16, 2015

2.2	Loan Agreement, dated as of August 28, 2015, by and between Cornerstone Bancshares, Inc. (renamed SmartFinancial, Inc.) and CapStar Bank	Incorporated by reference to Exhibit 2.2 to Form 8-K filed September 2, 2015

2.3	Line of Credit Note, dated as of August 28, 2015	Incorporated by reference to Exhibit 2.3 to Form 8-K filed September 2, 2015

2.4	Stock Pledge and Security Agreement, effective as of September 1, 2015, by and between SmartFinancial, Inc. and CapStar Bank	Incorporated by reference to Exhibit 2.5 to Form 8-K filed September 2, 2015

3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015

3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015

4.1	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 2 to From 10-K filed March 30, 2016

10.1*	SmartFinancial, Inc. 2015 Stock Incentive Plan	Incorporated by reference to Exhibit H to the Form S-4 filed April 16, 2015

10.2*	Form of 2015 Stock Incentive Agreement	Incorporated by reference to Exhibit 10.2 to From 10-K filed March 30, 2016

10.3*	SmartFinancial, Inc. 2010 Incentive Plan and Form of Option Agreement, assumed by SmartFinancial	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.4*	SmartBank Stock Option Plan and Form of Option Agreement, assumed by SmartFinancial	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.5*	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Jr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 2, 2015

10.6*	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Sr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.3 to Form 8-K filed September 2, 2015

10.7*	Employment Agreement, dated as of April 15, 2015, by and among C. Bryan Johnson, SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2015

10.8*	Employment Agreement by and between John H. Coxwell, Sr., Cornerstone Bancshares, Inc. and Cornerstone Community Bank dated December 5, 2014	Incorporated by reference to Exhibit 10.4 to Form 8-K filed December 9, 2015

10.9*	First Amendment to Employment Agreement by and between John H. Coxwell, Sr., SmartFinancial, Inc. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 9, 2015

10.10*	First Amendment to Employment Agreement by and between James R. Vercoe, Jr. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 9, 2015

10.11*	First Amendment to Employment Agreement by and between Gary W. Petty, Jr., SmartFinancial, Inc. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 9, 2015

10.12*	Employment Agreement, dated as of December 5, 2014, by and between Felicia F. Barbee and Cornerstone Community Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 2, 2016

10.13*	First Amendment to Employment Agreement, dated as of February 27, 2016, by and between SmartBank and Felicia F. Barbee	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 2, 2016

10.14*	First Amendment to Employment Agreement, dated as of February 27, 2016, by and between SmartBank and Robert B. Watson	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 2, 2016

10.15	Form of Subscription Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2015

10.16	Form of Registration Rights Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 20, 2015

10.17*	Employment Agreement with Nathaniel F. Hughes, dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 10, 2014

10.18*	Employment Agreement with Gary W. Petty, Jr. dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc., Cornerstone Community Bank, and Gary W. Petty, Jr.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 10, 2014

10.19*	Employment Agreement with Robert B. Watson, dated as of December 5, 2014, by and between Cornerstone Community Bank and Robert B. Watson	Incorporated by reference to Exhibit 10.4 to Form 8-K filed December 10, 2014

10.20*	Employment Agreement with James R. Vercoe, Jr., dated as of December 5, 2014, by and between Cornerstone Community Bank and James R Vercoe, Jr.	Incorporated by reference to Exhibit 10.5 to Form 8-K filed December 10, 2014

10.21*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 5, 2004

10.22*	Form of Incentive Agreement under 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.22 to From 10-K filed March 30, 2016

21.1	Subsidiary of the registrant	Filed herewith

23.1	Consent of Mauldin & Jenkins, LLC	Filed herewith

31.1	Certification of principal executive officer	Filed herewith

31.2	Certification of principal financial officer	Filed herewith

32.1	Section 906 certifications of chief executive officer and chief financial officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTFINANCIAL, INC.

Date: March 31, 2017	By:	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer and Director
(principal executive officer)

By:	/s/ C. Bryan Johnson
C. Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2017.

Signature	Title

/s/ William Y. Carroll, Jr.	President and Chief Executive Officer and Director
William Y. Carroll, Jr.
(Principal Executive Officer)

/s/ C. Bryan Johnson	Executive Vice President and Chief Financial Officer
C. Bryan Johnson
(Principal Financial Officer and Principal Accounting Officer)

/s/ Victor L. Barrett	Director
Victor L. Barrett

/s/ Monique P. Berke	Director
Monique P. Berke

/s/ William Y. Carroll, Sr.	Director
William Y. Carroll, Sr.

/s/ Frank S. McDonald	Director
Frank S. McDonald

/s/ Ted C. Miller	Director
Ted C. Miller

/s/ David A. Ogle	Director
David A. Ogle

/s/ Doyce Payne	Director
Doyce Payne

/s/ Miller Welborn	Director
Miller Welborn

/s/ Keith E. Whaley	Director
Keith E. Whaley

/s/ Geoffrey A. Wolpert	Director
Geoffrey A. Wolpert

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger dated as of December 5, 2014 by and among SmartFinancial, Inc., SmartBank, Cornerstone Bancshares, Inc. and Cornerstone Community Bank	Incorporated by reference to Appendix A to Form S-4 filed April 16, 2015

2.2	Loan Agreement, dated as of August 28, 2015, by and between Cornerstone Bancshares, Inc. (renamed SmartFinancial, Inc.) and CapStar Bank	Incorporated by reference to Exhibit 2.2 to Form 8-K filed September 2, 2015

2.3	Line of Credit Note, dated as of August 28, 2015	Incorporated by reference to Exhibit 2.3 to Form 8-K filed September 2, 2015

2.4	Stock Pledge and Security Agreement, effective as of September 1, 2015, by and between SmartFinancial, Inc. and CapStar Bank	Incorporated by reference to Exhibit 2.5 to Form 8-K filed September 2, 2015

3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015

3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015

4.1	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 2 to From 10-K filed March 30, 2016

10.1*	SmartFinancial, Inc. 2015 Stock Incentive Plan	Incorporated by reference to Exhibit H to the Form S-4 filed April 16, 2015

10.2*	Form of 2015 Stock Incentive Agreement	Incorporated by reference to Exhibit 10.2 to From 10-K filed March 30, 2016

10.3*	SmartFinancial, Inc. 2010 Incentive Plan and Form of Option Agreement, assumed by SmartFinancial	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.4*	SmartBank Stock Option Plan and Form of Option Agreement, assumed by SmartFinancial	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.5*	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Jr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 2, 2015

10.6*	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Sr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.3 to Form 8-K filed September 2, 2015

10.7*	Employment Agreement, dated as of April 15, 2015, by and among C. Bryan Johnson, SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2015

10.8*	Employment Agreement by and between John H. Coxwell, Sr., Cornerstone Bancshares, Inc. and Cornerstone Community Bank dated December 5, 2014	Incorporated by reference to Exhibit 10.4 to Form 8-K filed December 9, 2015

10.9*	First Amendment to Employment Agreement by and between John H. Coxwell, Sr., SmartFinancial, Inc. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 9, 2015

10.10*	First Amendment to Employment Agreement by and between James R. Vercoe, Jr. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 9, 2015

10.11*	First Amendment to Employment Agreement by and between Gary W. Petty, Jr., SmartFinancial, Inc. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 9, 2015

10.12*	Employment Agreement, dated as of December 5, 2014, by and between Felicia F. Barbee and Cornerstone Community Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 2, 2016

10.13*	First Amendment to Employment Agreement, dated as of February 27, 2016, by and between SmartBank and Felicia F. Barbee	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 2, 2016

10.14*	First Amendment to Employment Agreement, dated as of February 27, 2016, by and between SmartBank and Robert B. Watson	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 2, 2016

10.15	Form of Subscription Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2015

10.16	Form of Registration Rights Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 20, 2015

10.17*	Employment Agreement with Nathaniel F. Hughes, dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 10, 2014

10.18*	Employment Agreement with Gary W. Petty, Jr. dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc., Cornerstone Community Bank, and Gary W. Petty, Jr.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 10, 2014

10.19*	Employment Agreement with Robert B. Watson, dated as of December 5, 2014, by and between Cornerstone Community Bank and Robert B. Watson	Incorporated by reference to Exhibit 10.4 to Form 8-K filed December 10, 2014

10.20*	Employment Agreement with James R. Vercoe, Jr., dated as of December 5, 2014, by and between Cornerstone Community Bank and James R Vercoe, Jr.	Incorporated by reference to Exhibit 10.5 to Form 8-K filed December 10, 2014

10.21*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 5, 2004

10.22*	Form of Incentive Agreement under 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.22 to From 10-K filed March 30, 2016

21.1	Subsidiary of the registrant	Filed herewith

23.1	Consent of Mauldin & Jenkins, LLC	Filed herewith

31.1	Certification of principal executive officer	Filed herewith

31.2	Certification of principal financial officer	Filed herewith

32.1	Section 906 certifications of chief executive officer and chief financial officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

_____________________________________________________________
*             This item is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of this report.