Form 10-Q
period 2017-03-31
SMARTFINANCIAL INC.
filed 2017-05-15
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of May 12, 2017 there were 8,212,602 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

SmartFinancial, Inc. (“SmartFinancial”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. SmartFinancial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of the Company’s 2016 Annual Report on Form 10-K, as well as the following:  (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) economic conditions in the local markets where we operate, (vi) our ability to realize all of the anticipated benefits of the merger between Cornerstone Community Bank and SmartBank, (vii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (viii) the impact of recently enacted legislation on our business, (ix) the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio, (x) adverse impact on operations and financial condition of changes in interest rates, (xi) the impact of recently enacted legislation on our business, (xii) the impact of federal and state regulations on our operations and financial performance, (xiii) our ability to retain the services of key personnel, (xiv) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xv) our ability to adapt to technological changes. Many of such factors are beyond SmartFinancial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. SmartFinancial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to SmartFinancial.

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

PART I –FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$22,093,186	$34,290,617
Interest-bearing deposits at other financial institutions	33,454,535	34,457,691
Total cash and cash equivalents	55,547,721	68,748,308

Securities available for sale	137,132,626	129,421,914
Restricted investments, at cost	5,627,950	5,627,950
Loans, net of allowance for loan losses of $5,152,261 at March 31, 2017 and $5,105,255 at December 31, 2016	802,387,400	808,271,003
Bank premises and equipment, net	30,802,210	30,535,594
Foreclosed assets	2,370,556	2,386,239
Goodwill and core deposit intangible, net	6,583,077	6,635,655
Other assets	10,634,241	10,829,622
Total assets	$1,051,085,781	$1,062,456,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$160,672,567	$153,482,650
Interest-bearing demand deposits	167,433,130	162,702,457
Money market and savings deposits	274,993,376	274,604,724
Time deposits	286,600,177	316,275,340
Total deposits	889,699,250	907,065,171

Securities sold under agreement to repurchase	23,153,397	26,621,984
Federal Home Loan Bank advances and other borrowings	60,000	18,505,390
Accrued expenses and other liabilities	5,622,319	5,023,600
Total liabilities	918,534,966	957,216,145

Stockholders' equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; None issued and outstanding in 2017. 12,000 issued and outstanding in 2016.	—	12,000
Common stock - $1 par value; 40,000,000 shares authorized; 8,211,102 and 5,896,033 shares issued and outstanding in 2017 and 2016, respectively	8,211,102	5,896,033
Additional paid-in capital	106,702,972	83,463,051
Retained earnings	18,320,147	16,871,296
Accumulated other comprehensive loss	(683,406)	(1,002,240)
Total stockholders' equity	132,550,815	105,240,140

Total liabilities and stockholders' equity	$1,051,085,781	$1,062,456,285

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Three Months Ended March 31,
	2017	2016
INTEREST INCOME
Loans, including fees	$10,215,607	$9,374,457
Securities and interest-bearing deposits at other financial institutions	660,819	716,580
Federal funds sold and other earning assets	72,897	63,309
Total interest income	10,949,323	10,154,346

INTEREST EXPENSE
Deposits	1,097,538	961,268
Securities sold under agreements to repurchase	15,951	16,460
Federal Home Loan Bank advances and other borrowings	15,475	45,286
Total interest expense	1,128,964	1,023,014
Net interest income before provision for loan losses	9,820,359	9,131,332
Provision for loan losses	12,450	137,557
Net interest income after provision for loan losses	9,807,909	8,993,775
NONINTEREST INCOME
Customer service fees	264,673	295,803
Gain on sale of securities	—	83,263
Gain on sale of loans and other assets	275,165	221,925
(Loss) gain on sale of foreclosed assets	(15,564)	57,977
Other noninterest income	402,434	411,864
Total noninterest income	926,708	1,070,832

NONINTEREST EXPENSES
Salaries and employee benefits	4,646,749	4,495,008
Net occupancy and equipment expense	978,459	1,018,428
Depository insurance	153,299	135,803
Foreclosed assets	—	56,658
Advertising	164,262	173,447
Data processing	339,815	341,380
Professional services	569,841	455,173
Amortization of intangible assets	52,578	93,353
Service contracts	295,629	285,627
Other operating expenses	944,280	897,021
Total noninterest expenses	8,144,912	7,951,898
Income before income tax expense	2,589,705	2,112,709
Income tax expense	945,854	763,846
Net income	1,643,851	1,348,863
Preferred stock dividends	195,000	212,000
Net income available to common stockholders	$1,448,851	$1,136,863

EARNINGS PER COMMON SHARE
Basic	$0.19	$0.20
Diluted	0.19	0.19

Weighted average common shares outstanding
Basic	7,524,830	5,807,488
Diluted	7,631,219	6,108,087
Dividends per share	—	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited Three Months Ended March 31,
	2017	2016
Net income	$1,643,851	$1,348,863

Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of tax expense of $197,831 and $381,291 in 2017 and 2016, respectively	318,834	614,708

Reclassification adjustment for gains included in net income, net of tax expense of $- and $31,640 in 2017 and 2016, respectively	—	(51,623)

Total other comprehensive income	318,834	563,085

Comprehensive income	$1,962,685	$1,911,948

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
For the Three Months Ended March 31, 2017

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCE, December 31, 2016	12,000	5,896,033	$12,000	$5,896,033	$83,463,051	$16,871,296	$(1,002,240)	$105,240,140

Net income	—	—	—	—	—	1,643,851	—	1,643,851

Other comprehensive income	—	—	—	—	—	—	318,834	318,834

Issuance of common stock	—	1,840,000	—	1,840,000	31,383,653	—	—	33,223,653

Issuance of stock grants	—	1,511	—	1,511	30,280	—	—	31,791

Exercise of stock options	—	473,558	—	473,558	3,787,176	—	—	4,260,734

Cash dividend on preferred stock	—	—	—	—	—	(195,000)	—	(195,000)

Redemption of preferred stock	(12,000)		(12,000)		(11,988,000)			(12,000,000)

Stock compensation expense	—	—	—	—	26,812	—	—	26,812

BALANCE, March 31, 2017	—	8,211,102	$—	$8,211,102	$106,702,972	$18,320,147	$(683,406)	$132,550,815

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,643,851	$1,348,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	549,186	525,809
Provision for loan losses	12,450	137,557
Stock compensation expense	26,812	33,635
Gains from sale of securities	—	(83,263)
Net gains from sale of loans and other assets	(275,165)	(221,925)
Net loss (gains) from sale of foreclosed assets	15,564	(57,977)
Changes in other assets and liabilities:
Accrued interest receivable	160,042	106,932
Accrued interest payable	2,373	10,061
Other assets and liabilities	486,433	2,061,243
Net cash provided by operating activities	2,621,546	3,860,935

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security sales, maturities, and paydowns	5,152,054	9,652,595
Purchase of securities	(12,507,860)	—
Purchase of restricted investments	—	(200)
Loan originations and principal collections, net	6,106,801	(12,967,236)
Purchase of bank premises and equipment	(654,044)	(971,967)
Proceeds from sale of foreclosed assets	39,636	283,221
Net cash used in investing activities	(1,863,413)	(4,003,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(17,365,921)	628,670
Net decrease in securities sold under agreements to repurchase	(3,468,587)	(7,321,193)
Issuance of common stock	37,516,178	77,707
Redemption of preferred stock	(12,000,000)	—
Payment of dividends on preferred stock	(195,000)	(212,000)
Proceeds from Federal Home Loan Bank advances and other borrowings	60,375	18,000,000
Repayment of Federal Home Loan Bank advances and other borrowings	(18,505,765)	(22,062,293)
Net cash used in financing activities	(13,958,720)	(10,889,109)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,200,587)	(11,031,761)
CASH AND CASH EQUIVALENTS, beginning of year	68,748,308	79,964,633
CASH AND CASH EQUIVALENTS, end of period	$55,547,721	$68,932,872

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,126,591	$1,012,953
Cash paid during the period for taxes	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized losses on securities available for sale	$(516,665)	$(912,736)
Acquisition of real estate through foreclosure	39,517	—
Financed sales of foreclosed assets	—	—
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

Interim Financial Information (Unaudited):

The financial information in this report for March 31, 2017 and March 31, 2016 has not been audited. The information included herein should be read in conjunction with the Company’s 2016 annual consolidated financial statements and footnotes included elsewhere. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of SmartFinancial’s management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

Basis of Presentation and Accounting Estimates:

All adjustments consisting of normal recurring accruals, that in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with those appearing the in the 2016 Annual Report previously filed on Form 10-K.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information, Continued

Recently Issued Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2016 as filed with the Securities and Exchange Commission. The following is a summary of recent authoritative pronouncements not yet effective that could impact the accounting, reporting, and/or disclosure of financial information by the Company issued since December 31, 2016.

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

In March 2017, FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The premium on individual callable debt securities shall be amortized to the earliest call date. This guidance does not apply to securities for which prepayments are estimated on a large number of similar loans where prepayments are probable and reasonably estimable. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This update should be adopted on a modified retrospective basis with a cumulative-effect adjustment to retained earnings on the date of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

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

Note 2. Earnings per share

The following is a summary of the basic and diluted earnings per share for the three month periods ended March 31, 2017 and March 31, 2016.

	Three Months Ended March 31,
	2017	2016
Net income available to common shareholders	$1,448,851	$1,136,863
Weighted average common shares outstanding	7,524,830	5,807,488
Effect of dilutive stock options	106,389	300,599
Diluted shares	7,631,219	6,108,087
Basic earnings per common share	$0.19	$0.20
Diluted earnings per common share	$0.19	$0.19

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Earnings per share, Continued

For the three months ended March 31, 2017 and 2016, the effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share because the exercise price of such options is higher than the market price. There were 14,604 and 18,100 antidilutive stock options as of March 31, 2017 and 2016, respectively.

Note 3. Securities

The amortized cost and fair value of securities available-for-sale at March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$18,261	$5	$(468)	$17,798
Municipal securities	8,434	23	(119)	8,338
Other debt securities	972	—	(26)	946
Mortgage-backed securities	110,573	228	(750)	110,051
	$138,240	$256	$(1,363)	$137,133

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$18,279	$8	$(564)	$17,723
Municipal securities	8,182	16	(179)	8,019
Mortgage-backed securities	104,585	185	(1,090)	103,680
	$131,046	$209	$(1,833)	$129,422

At March 31, 2017, securities with a fair value totaling approximately $81,068,000 were pledged to secure public funds and securities sold under agreements to repurchase.

For the three months ended March 31, 2017, there were no available-for-sale securities sold. For the three months ended March 31, 2016 there were available-for-sale securities sold with proceeds totaling $5,072,500 which resulted in gross gains realized of $83,263 and gross losses of $-.

The amortized cost and estimated fair value of securities at March 31, 2017, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$3,011	$3,011
Due from one year to five years	12,391	12,048
Due from five years to ten years	8,543	8,341
Due after ten years	3,722	3,682
	27,667	27,082
Mortgage-backed securities	110,573	110,051
	$138,240	$137,133

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities, Continued

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	14,379	(468)	—	—	14,379	(468)
Municipal securities	5,115	(118)	254	(1)	5,369	(119)
Other debt securities	945	(26)	—	—	945	(26)
Mortgage-backed securities	62,827	(380)	12,129	(370)	74,956	(750)
	83,266	(992)	12,383	(371)	95,649	(1,363)

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$14,702	$(564)	$—	$—	$14,702	$(564)
Municipal securities	6,368	(179)	—	—	6,368	(179)
Mortgage-backed securities	67,063	(690)	8,948	(400)	76,011	(1,090)
	$88,133	$(1,433)	$8,948	$(400)	$97,081	$(1,833)

At March 31, 2017, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

U.S. Government-sponsored enterprises: At March 31, 2017, 5 (or five) investment in U.S. GSE securities had unrealized losses. These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is more likely than not that the Bank will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at March 31, 2017.

Municipal securities: At March 31, 2017, 13 (or thirteen) investments in obligations of municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at March 31, 2017.

Other debt securities: At March 31, 2017, 1 (or one) investment in other debt securities had unrealized losses. The Bank believes the unrealized loss on this investment was caused by the interest rate environment and does not relate to the underlying credit quality of the issuer. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its amortized cost bases, which may be maturity, the Bank does not consider this investment to be other-than temporarily impaired at March 31, 2017.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities, Continued

Mortgage-backed securities: At March 31, 2017, 57 (or fifty seven) investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem these investments to be other-than-temporarily impaired at March 31, 2017.

Note 4. Loans and Allowance for Loan Losses

Portfolio Segmentation:

At March 31, 2017 and December 31, 2016, loans are summarized as follows (in thousands):

	March 31, 2017			December 31, 2016
	PCI Loans	All Other Loans	Total	PCI Loans	All Other Loans	Total
Commercial real estate	$14,683	$393,216	$407,899	$14,943	$400,265	$415,208
Consumer real estate	8,874	177,471	186,345	9,004	178,798	187,802
Construction and land development	1,506	114,168	115,674	1,678	116,191	117,869
Commercial and industrial	1,538	89,169	90,707	1,568	83,454	85,022
Consumer and other	—	6,914	6,914	—	7,475	7,475
Total loans	26,601	780,938	807,539	27,193	786,183	813,376
Less: Allowance for loan losses	—	(5,152)	(5,152)	—	(5,105)	(5,105)
Loans, net	$26,601	$775,786	$802,387	$27,193	$781,078	$808,271

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 Note 4. Loans and Allowance for Loan Losses, Continued

Portfolio Segmentation (continued):

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

The composition of loans by loan classification for impaired and performing loan status at March 31, 2017 and December 31, 2016, is summarized in the tables below (amounts in thousands):

	March 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$392,978	$176,478	$113,534	$88,960	$6,914	$778,864
Impaired loans	238	993	634	209	—	2,074
	393,216	177,471	114,168	89,169	6,914	780,938
PCI loans	14,683	8,874	1,506	1,538	—	26,601
Total	$407,899	$186,345	$115,674	$90,707	$6,914	$807,539

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$400,146	$177,977	$115,326	$83,244	$7,475	$784,168
Impaired loans	119	821	865	210	—	2,015
	400,265	178,798	116,191	83,454	7,475	786,183
PCI loans	14,943	9,004	1,678	1,568	—	27,193
Total loans	$415,208	$187,802	$117,869	$85,022	$7,475	$813,376

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$2,329	$1,398	$706	$554	$93	$5,080
Impaired loans	—	68	—	4	—	72
Total	$2,329	$1,466	$706	$558	$93	$5,152

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$2,369	$1,382	$717	$516	$117	$5,101
Impaired loans	—	—	—	4	—	4
Total	$2,369	$1,382	$717	$520	$117	$5,105

There was no allowance for PCI loans at March 31, 2017 or December 31, 2016.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

The following tables detail the changes in the allowance for loan losses for the three month period ending March 31, 2017 and year ending December 31, 2016, by loan classification (amounts in thousands):

	March 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,369	$1,382	$717	$520	$117	$5,105
Loans charged off	—	—	—	(3)	(22)	(25)
Recoveries of loans charged off	5	17	5	16	17	60
Provision (reallocation) charged to operating expense	(45)	67	(16)	25	(19)	12
Ending balance	$2,329	$1,466	$706	$558	$93	$5,152

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$1,906	$1,015	$627	$777	$29	$4,354
Loans charged off	—	(102)	(14)	(35)	(155)	(306)
Recoveries of charge-offs	45	76	22	58	68	269
Provision (reallocation) charged to operating expense	418	393	82	(280)	175	788
Ending balance	$2,369	$1,382	$717	$520	$117	$5,105

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of March 31, 2017 and December 31, 2016 (amounts in thousands):

Non PCI Loans

	March 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$392,338	$176,001	$113,447	$88,723	$6,685	$777,194
Watch	635	514	87	237	—	1,473
Special mention	—	103	—	—	229	332
Substandard	243	853	634	209	—	1,939
Doubtful	—	—	—	—	—	—
Total	$393,216	$177,471	$114,168	$89,169	$6,914	$780,938

PCI Loans

	March 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$11,617	$6,816	$848	$1,309	$—	$20,590
Watch	890	1,280	645	19	—	2,834
Special mention	—	—	—	183	—	183
Substandard	2,176	778	13	—	—	2,967
Doubtful	—	—	—	27	—	27
Total	$14,683	$8,874	$1,506	$1,538	$—	$26,601
Total loans	$407,899	$186,345	$115,674	$90,707	$6,914	$807,539

Non PCI Loans

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$399,505	$177,466	$115,237	$82,992	$7,238	$782,438
Watch	640	550	89	252	—	1,531
Special mention	—	104	—	—	237	341
Substandard	120	678	865	210	—	1,873
Doubtful	—	—	—	—	—	—
Total	$400,265	$178,798	$116,191	$83,454	$7,475	$786,183

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

The following tables present the aging of the recorded investment in loans as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017
	30-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and NonAccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$196	$—	$124	$320	$14,683	$392,896	$407,899
Consumer real estate	1,180	—	523	1,703	8,874	175,768	186,345
Construction and land development	34	—	634	668	1,506	113,500	115,674
Commercial and industrial	359	27	164	550	1,538	88,619	90,707
Consumer and other	20	—	—	20	—	6,894	6,914
Total	$1,789	$27	$1,445	$3,261	$26,601	$777,677	$807,539

SMARTFINANCIAL, INC. AND SUBSIDIARY
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

Impaired Loans:

The following is an analysis of the impaired loan portfolio, excluding PCI loans, detailing the related allowance recorded as of March 31, 2017 and December 31, 2016 (amounts in thoudands):

				For the three months ended
	At March 31, 2017			March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$238	$241	$—	$179	$3
Consumer real estate	368	383	—	595	6
Construction and land development	634	634	—	750	—
Commercial and industrial	45	45	—	46	1
Consumer and other	—	—	—	—	—
	1,285	1,303	—	1,570	10

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—	—
Consumer real estate	625	644	68	313	5
Construction and land development	—	—	—	—	—
Commercial and industrial	164	243	4	164	—
Consumer and other	—	—	—	—	—
	789	887	72	477	5
Total impaired loans	$2,074	$2,190	$72	$2,047	$15

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Impaired Loans (continued):

				For the year ended
	At December 31, 2016			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$119	$119	$—	$1,311	$73
Consumer real estate	821	849	—	2,334	100
Construction and land development	865	865	—	967	3
Commercial and industrial	46	46	—	47	4
Consumer and other	—	—	—	—	—
	1,851	1,879	—	4,659	180

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—	—
Consumer real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	164	243	4	306	70
Consumer and other	—	—	—	—	—
	164	243	4	306	70
Total impaired loans	$2,015	$2,122	$4	$4,965	$250

Troubled Debt Restructurings:

At March 31, 2017 and December 31, 2016, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of March 31, 2017 and December 31, 2016, management had approximately, $552,000 and $608,000, respectively, in loans that met the criteria for restructured, which included approximately $251,000 and $442,000, respectively, of loans on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Troubled Debt Restructurings (continued):

The following table presents a summary of loans that were modified as troubled debt restructurings during the three month period ended March 31, 2017 (amounts in thousands):

		Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded
March 31, 2017	Number of Contracts	Investment	Investment
Consumer real estate	1	$138	$138

The following table presents a summary of loans that were modified as troubled debt restructurings during the twelve month period ended December 31, 2016 (amounts in thousands):

		Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded
December 31, 2016	Number of Contracts	Investment	Investment
Construction and land development	1	$278	$278
Commercial and industrial	1	$164	$164

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

Purchased Credit Impaired Loans:

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of is as follows:

	March 31, 2017	December 31, 2016
Commercial real estate	$18,105	$18,473
Consumer real estate	11,954	12,111
Construction and land development	2,364	2,553
Commercial and industrial	2,380	2,482
Consumer and other	—	—
Total loans	34,803	35,619
Less remaining purchase discount	(8,202)	(8,426)
Total loans, net of purchase discount	26,601	27,193
Less: Allowance for loan losses	—	—
Carrying amount, net of allowance	$26,601	$27,193

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the three months period ended March 31, 2017 and 2016:

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Purchased Credit Impaired Loans (continued):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Accretable yield, beginning of period	$8,950	$10,216
Additions	—	—
Accretion income	(697)	(629)
Reclassification to accretable	244	(41)
Other changes, net	(15)	60
Accretable yield	$8,482	$9,606

Note 5. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401 (k) of the Internal Revenue Code covering substantially all employees. After one year of service the Company matches 100 percent of employee contributions up to 3 percent of compensation and 50 percent of employee contributions on the next 2 percent of compensation. The Company's contribution to the Plan for the three month period ending March 31, 2017 and 2016 respectively was $102,716 and $90,856.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Employee Benefit Plans, Continued

Stock Option Plans (Continued):

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

The incentive stock options vest 30% on the second anniversary of the grant date, 30% on the third anniversary of the grant date and 40% on the fourth anniversary of the grant date. Director non-qualified stock options vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date.

A summary of the status of these stock option plans is presented in the following table:

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2016	717,524	$10.57
Exercised	(473,558)	9.61
Forfeited	(18,524)	20.27
Outstanding at March 31, 2017	225,442	$11.78

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2015	817,414	$10.62
Exercised	(89,556)	8.98
Forfeited	(10,334)	28.49
Outstanding at December 31, 2016	717,524	$10.57

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Employee Benefit Plans, Continued

Stock Option Plans (continued):

Information pertaining to options outstanding at March 31, 2017, is as follows:

	Options Outstanding			Options Exercisable
		Weighted- Average Remaining	Weighted- Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$6.20	750	4.0 years	$6.20	750	$6.20
6.60	41,500	5.0 years	6.60	41,500	6.60
6.80	19,375	3.9 years	6.80	19,375	6.80
9.48	29,375	5.9 years	9.48	29,375	9.48
9.52	525	0.3 years	9.52	525	9.52
9.60	37,625	6.9 years	9.60	37,625	9.60
10.48	20,513	0.4 years	10.48	20,513	10.48
11.67	3,250	3.8 years	11.67	3,250	11.67
14.40	15,180	1.9 years	14.40	15,180	14.40
15.05	42,745	8.5 years	15.05	4,104	15.05
31.96	13,916	0.9 years	31.96	13,916	31.96
60.80	688	0.1 years	60.80	688	60.80

Outstanding, end of period	225,442	5.1 years	11.78	186,801	11.11

The Company recognized stock-based compensation expense of $26,812 and $33,635 for the three months ended March 31, 2017 and March 31, 2016, respectively. For the three months period ended March 31, 2017, direct stock grant expense issued to local advisory board members of $31,791 was included in professional services. There was no direct grant stock grant expense for the three months period ended March 31, 2016. The total fair value of shares underlying the options which vested during the three months period ended March 31, 2017 and March 31, 2016 was $0 and $19,425 , respectively. There were no income tax benefits recognized for the exercise of options for the periods ended March 31, 2017 and March 31, 2016, respectively.

The intrinsic value of options exercised during the period ended March 31, 2017 was $5,024,759. The aggregate intrinsic value of total options outstanding and exercisable options at March 31, 2017 was $2,266,259 and $2,034,800, respectively. Cash received from options exercised under all share-based payment arrangements for the period ended March 31, 2017 was $4,260,734.

Information related to non-vested options for the period ended March 31, 2017, is as follows:

	Number	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2016	47,970	$12.31
Granted	—	—
Vested	—	—
Forfeited/expired	(9,329)	12.31
Nonvested at March 31, 2017	38,641	$12.31

As of March 31, 2017 , there was approximately $340,542 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.4 years. There were no stock options granted during the three months period ended March 31, 2017 .

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at March 31, 2017 is as follows:

Commitments to extend credit	$133.4	million
Standby letters of credit	$2.9	million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at March 31, 2017 will not have a material effect on SmartFinancial’s consolidated financial statements.

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

Measurements of Fair Value:

Assets and liabilities recorded at fair value on a recurring basis are as follows (in thousands):

	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$17,798	$—	$17,798	$—
Mortgage-backed securities	110,051	—	110,051	—
Other debt securities	946		946
Municipal securities	8,338	—	8,338	—
Total securities available-for-sale	$137,133	$—	$137,133	$—

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$17,723	$—	$17,723	$—
Mortgage-backed securities:	103,680	—	103,680	—
Municipal securities	8,019	—	8,019	—
Total securities available-for-sale	$129,422	$—	$129,422	$—

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

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$717	$—	$—	$717
Foreclosed assets	2,371	—	—	2,371

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

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016 a, the significant unobservable inputs used in the fair value measurements are presented below (in thousands).

	Balance as of March 31, 2017	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$717	Appraisal	Discounted Cash Flow / Appraisal Discounts	9.1%
Foreclosed assets	2,371	Appraisal	Appraisal Discounts	22.5%

	Balance as of December 31, 2016 (in thousands)	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$239	Cash Flow	Discounted Cash Flow / Appraisal Discounts	2.4%
Foreclosed assets	2,386	Appraisal	Appraisal Discounts	12.2%

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

Assets Measured at Fair Value on a Nonrecurring Basis(continued):

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$55,548	$55,548	$68,748	$68,748
Securities available for sale	137,133	137,133	129,422	129,422
Restricted investments	5,628	N/A	5,628	N/A
Loans, net	802,387	795,077	808,271	803,057

Liabilities:
Noninterest-bearing demand deposits	160,673	160,673	153,483	153,483
Interest-bearing demand deposits	167,433	167,433	162,702	162,702
Money Market and Savings deposits	274,993	274,993	274,605	274,605
Time deposits	286,600	286,414	316,275	316,734
Securities sold under agreements to repurchase	23,153	23,153	26,622	26,622
Federal Home Loan Bank advances and other borrowings	60	60	18,505	18,505

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8.    Small Business Lending Fund

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

On January 30, 2017, the Company completed a public offering of 2,010,084 million shares of its common stock, par value $1.00 per share, with the net proceeds to the Company of approximately $33.2 million. Subsequent to the public offering the Company used proceeds from the offering to redeem the $12 million of preferred stock and pay the $195 thousand accrued dividend on March 6, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the “Company” or “SmartFinancial”) is a bank holding company incorporated under the laws of Tennessee and headquartered in Knoxville, Tennessee. The Company conducts its business operations primarily through its wholly-owned subsidiary, SmartBank, a Tennessee chartered community bank providing services through thirteen branches, two loan production offices, and one mortgage production office located in East Tennessee, the Florida Panhandle, and North Georgia. On February 26, 2016, the Company merged SmartBank and Cornerstone Community Bank together, with SmartBank surviving the merger. This quarter completes the fourth full quarter’s results of the merged bank.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the first quarter of 2017:

•	Net income available to common shareholders totaled $1.4 million, or $0.19 per share, during the first quarter of 2017 compared to $1.1 million, or $0.20 per share, during the first quarter of 2016.

•	Annualized return on average assets was 0.64 percent in the first quarter of 2017, compared to 0.54 percent a year ago.

•	Net interest margin increased compared to a year ago due to increases in average loan balances, increases in yields of the securities portfolio, and reductions in FHLB advances and other borrowings.

•	Asset quality was outstanding with nonperforming assets to total assets dropping to just 0.37 percent.

•	Dividends on preferred stock dropped to $195 thousand as the company used proceeds from the capital raise to redeem the preferred stock during the quarter.

Analysis of Results of Operations

First quarter of 2017 compared to 2016

Net income was $1.6 million in the first quarter of 2017, which was up from $1.3 million in the first quarter of 2016. Net income available to common shareholders was $1.4 million, or $0.19 per diluted common share, in the first quarter of 2017, an increase from $1.1 million, or $0.19 per diluted common share, in the first quarter of 2016. Net interest income to average assets of 3.81 percent in the first quarter of 2017 was up from 3.65 percent in the first quarter of 2016 primarily due to increases in loan balances. Noninterest income to average assets of 0.36 percent was down from 0.43 percent in the first quarter of 2016 primarily as a result of higher losses on the sale of foreclosed assets and the absence of securities gains. Noninterest expense to average assets decreased from 3.18 percent in the first quarter of 2016 to 3.12 percent in first quarter of 2017 primarily due to increases in average assets as the Company continues to capitalize on efficiencies of scale. The resulting pretax pre-provision income to average assets was 1.05 percent in the first quarter of 2017, an improvement from 0.90 percent in the first quarter of 2016.

Net Interest Income and Yield Analysis

First quarter of 2017 compared to 2016

Net interest income, taxable equivalent, improved to $9.8 million in the first quarter of 2017 from $9.1 million in the first quarter of 2016. The increase in net interest income was primarily due to increases in loan balances. Average earning assets increased from $926.7 million in the first quarter of 2016 to $979.5 million in the first quarter of 2017. Over this period, average loan balances increased by $76.6 million. In addition, average interest-bearing deposits increased by $9.6 million and average noninterest-bearing deposits increased $26.1 million. Net interest income to average assets of 3.81 percent for the first quarter in 2017 was up from 3.65 percent during the same period in 2016. Net interest margin, taxable equivalent, was 4.07 percent in the quarter, compared to 4.01 percent a year ago due to higher yields on earning assets and increases in the balances of noninterest bearing deposits. The yield on earning assets increased from 4.41 percent a year ago to 4.54 percent in the quarter due to higher loan balances and higher yields on securities.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$811,522	$10,220	5.11%	$734,918	$9,378	5.13%
Investment securities and interest-bearing due from banks (2)	161,392	677	1.70%	182,988	730	1.60%
Federal funds and other	6,621	73	4.47%	8,817	63	2.87%
Total interest-earning assets	979,535	10,970	4.54%	926,723	10,171	4.41%
Noninterest-earning assets	66,208			74,368
Total assets	$1,045,743			$1,001,091

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$159,255	$93	0.24%	$150,538	$66	0.18%
Money market and savings deposits	275,576	328	0.48%	242,125	272	0.45%
Time deposits	302,256	677	0.91%	334,782	623	0.75%
Total interest-bearing deposits	737,087	1,098	0.60%	727,445	961	0.53%
Securities sold under agreement to repurchase	18,682	16	0.35%	21,237	17	0.32%
Federal Home Loan Bank advances and other borrowings	7,446	15	0.82%	23,504	45	0.77%
Total interest-bearing liabilities	763,215	1,129	0.60%	772,186	1,023	0.53%
Noninterest-bearing deposits	149,305			123,242
Other liabilities	4,580			4,160
Total liabilities	917,100			899,588
Stockholders’ equity	128,643			101,503
Total liabilities and stockholders’ equity	$1,045,743			$1,001,091

Net interest income, taxable equivalent		$9,841			$9,148
Interest rate spread (3)			3.94%			3.88%
Tax equivalent net interest margin (4)			4.07%			4.01%

Percentage of average interest-earning assets to average interest-bearing liabilities			128.34%			120.0%
Percentage of average equity to average assets			12.30%			10.14%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $594 thousand and $627 thousand for the quarters ended March 2017 and 2016, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $5 thousand for the period ended March 31, 2017 and $5 thousand for the period ended March 31, 2016.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $16 thousand for the period ended March 31, 2017 and $13 thousand for the period ended March 31, 2016.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate and Volume Analysis

Changes in net interest income are attributed to changes in average balances (volume change), changes in average rates (rate change), and, when applicable, changes in the number of days (days change) in the period presented ( for earning assets and sources of funds on which interest is received or paid.  Days change is calculated as change in days times current interest per day, volume change is calculated as change in volume times the previous rate, and rate change is change in rate times the previous volume.  The change attributed to rates and volumes (change in rate times change in volume) is considered above as a change in volume.

First quarter of 2017 compared to 2016

Net interest income, taxable equivalent, increased by $0.7 million between the quarters ended March 31, 2017 and 2016. The following is an analysis of the changes in net interest income comparing the changes attributable to days those attributable to rates and those attributable to volumes (in thousands):

	Three Months Ended March 31,
	2017	Compared to		2016
	Increase (decrease) due to
	Days	Rate	Volume	Net
Interest-earning assets:
Loans (1)	$114	$(241)	$969	$842
Investment securities and interest-bearing due from banks (2)	8	24	(85)	(53)
Federal funds and other	1	25	(16)	10
Total interest-earning assets	123	(192)	868	799

Interest-bearing liabilities:
Interest-bearing demand deposits	1	22	4	27
Money market and savings deposits	4	15	37	56
Time deposits	8	106	(60)	54
Total interest-bearing deposits	13	143	(19)	137
Securities sold under agreement to repurchase	—	1	(2)	(1)
Federal Home Loan Bank advances and other borrowings	—	—	(30)	(30)
Total interest-bearing liabilities	13	144	(51)	106
Net interest income	$110	$(336)	$919	$693

(1)
Loans include nonaccrual loans.Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $5 thousand for the period ended March 31, 2017 and $5 thousand for the period ended March 31, 2016.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $16 thousand for the period ended March 31, 2017 and $13 thousand for the period ended March 31, 2016.

.

Noninterest Income

First quarter of 2017 compared to 2016

Noninterest income totaled $0.9 million in the first quarter of 2017, compared to $1.1 million in the first quarter of 2016. Noninterest income to average assets of 0.36 percent for the quarter was down from 0.43 percent in 2016 primarily due to higher losses on the sale of foreclosed assets and the absence of securities gains in the current period. Charges and fees on deposit accounts decreased $31 thousand primarily due to the discontinuation of certain product types at Cornerstone Community Bank and a decrease in overdraft income. Gains on the sale of loans, which includes mortgage and SBA loans, were $275 thousand, up from $222 thousand a year ago.

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Service charges and fees on deposit accounts	$265	$296
Gain on sale of securities	—	83
Gain on sale of loans and other assets	275	222
Gain (loss) on sale of foreclosed assets	(15)	58
Other noninterest income	402	412
Total noninterest income	$927	$1,071

Noninterest Expense

First quarter of 2017 compared to 2016

Noninterest expense totaled $8.1 million in the first quarter of 2017 compared to $8.0 million in the first quarter of 2016. Noninterest expense to average assets decreased from 3.18 percent a year ago to 3.12 percent in the quarter. The increase in noninterest expense compared to the prior year was primarily due to annual merit based salary increases and increases in professional expenses.

	Three months ended March 31,
(Dollars in thousands)	2017	2016
Salaries and employee benefits	$4,647	$4,495
Net occupancy and equipment expense	978	1,018
Depository insurance	153	136
Foreclosed assets	—	57
Advertising	164	174
Data processing	340	341
Professional services	570	455
Amortization of intangible assets	53	93
Service contracts	296	286
Other operating expenses	944	897
Total noninterest expense	$8,145	$7,952

Taxes

First quarter of 2017 compared to 2016

In the first quarter of 2017 income tax expense totaled $946 thousand compared to $764 thousand thousand a year ago. The effective tax rate was approximately 36.2 percent a year ago compared to approximately 36.5 percent in the first quarter of 2017.

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $802.4 million at March 31, 2017 and $808.3 million at December 31, 2016. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential fixed rate mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic net loans increased by $13.8 million, or 2.2 percent, from December 31, 2016, to $625.7 million at March 31, 2017 as we continue to originate well-underwritten loans. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed since purchase.

Purchased Loans

Purchased non-credit impaired loans of $150.1 million at March 31, 2017 were down from $169.2 million at December 31, 2016 as a result of loan payoffs and renewals. Since December 31, 2015, our net purchased credit impaired (“PCI”) loans decreased by $0.6 million to $26.6 million at March 31, 2017. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or our future acquisition activity.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	March 31, 2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$297,721	$95,495	$14,683	$407,899	50.5%
Consumer real estate-mortgage	138,860	38,611	8,874	186,345	23.1%
Construction and land development	109,557	4,611	1,506	115,674	14.3%
Commercial and industrial	78,428	10,741	1,538	90,707	11.2%
Consumer and other	6,259	655	—	6,914	0.9%
Total gross loans receivable, net of deferred fees	630,825	150,113	26,601	807,539	100.0%
Allowance for loan and lease losses	(5,152)	—	—	(5,152)
Total loans, net	$625,673	$150,113	$26,601	$802,387

	December 31, 2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$297,689	$102,576	$14,943	$415,208	51.0%
Consumer real estate-mortgage	135,923	42,875	9,004	187,802	23.1%
Construction and land development	108,390	7,801	1,678	117,869	14.5%
Commercial and industrial	68,235	15,219	1,568	85,022	10.5%
Consumer and other	6,786	689	—	7,475	0.9%
Total gross loans receivable, net of deferred fees	617,023	169,160	27,193	813,376	100.0%
Allowance for loan and lease losses	(5,105)	—	—	(5,105)
Total loans, net	$611,918	$169,160	$27,193	$808,271

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year.

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$38,431	$208,476	$160,992	$407,899	$248,896	$120,572
Consumer real estate-mortgage	21,323	89,247	75,775	186,345	99,501	65,521
Construction and land development	33,179	49,644	32,851	115,674	37,449	45,046
Commercial and industrial	25,854	49,473	15,380	90,707	52,961	11,892
Consumer and other	2,984	3,582	348	6,914	2,018	1,912
Total Loans	$121,771	$400,422	$285,346	$807,539	$440,825	$244,943

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.18 percent as of March 31, 2017, which was down from 0.26 percent as of December 31, 2016. Total nonperforming assets as a percentage of total assets as of March 31, 2017 totaled 0.37 percent compared to 0.42 percent as of December 31, 2016. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets for the periods presented.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Nonaccrual loans	$1,445	$1,415
Accruing loans past due 90 days or more (1)	27	699
Total nonperforming loans	1,472	2,114
Foreclosed assets	2,371	2,386
Total nonperforming assets	$3,843	$4,500

Restructured loans not included above	$164	$166
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At March 31, 2017 potential problem loans amounted to approximately $995.1 thousand or 0.12 percent of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of March 31, 2017 and December 31, 2016, our allowance for loan losses was $5.2 million and $5.1 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in 2017 as compared to 2016 is the result of increases in the organic loan portfolio. Our allowance for loan loss as a percentage of total loans has increased slightly from 0.63 percent at December 31, 2016 to 0.64 percent at March 31, 2017. As a percentage of organic loans the allowance for loan losses decreased from 0.83 percent at December 31, 2016 to 0.82 percent at March 31, 2017.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. As of March 31, 2017 the balance on PCI loans was $34.8 million while the carrying value was $26.6 million. These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount to determine if additional provisioning should be recognized. At March 31, 2017, there were no allowances on PCI loans.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans as of March 31, 2017 and December 31, 2016 and the percentage of loans in each category to total loans (in thousands):

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$2,329	45.2%	$2,369	46.4%
Consumer real estate-mortgage	1,466	28.5%	1,382	27.1%
Construction and land development	706	13.7%	717	14.0%
Commercial and industrial	558	10.8%	520	10.2%
Consumer and other	93	1.8%	117	2.3%
Total allowance for loan losses	$5,152	100.0%	$5,105	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans offset by improvements of our loan portfolio and the reduction of nonperforming loans and net charge-offs, which is largely influenced by the overall improvement in the economies in our market areas. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans were approximately $4 thousand at December 31, 2016 compared to $72 thousand at March 31, 2017.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods ended March 31, 2017 and December 31, 2016 including the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	March 31, 2017	December 31, 2016
Balance at beginning of period	$5,105	$4,354
Provision for loan losses	12	788
Charged-off loans:
Commercial real estate-mortgage	—	—
Consumer real estate-mortgage	—	(102)
Construction and land development	—	(14)
Commercial and industrial	(3)	(35)
Consumer and other	(22)	(155)
Total charged-off loans	(25)	(306)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	5	45
Consumer real estate-mortgage	17	76
Construction and land development	5	22
Commercial and industrial	16	58
Consumer and other	17	68
Total recoveries of previously charged-off loans	60	269
Net charge-offs	35	(37)
Balance at end of period	$5,152	$5,105

Ratio of allowance for loan losses to total loans outstanding at end of period	0.64%	0.63%
Ratio of net charge-offs (recoveries) to average loans outstanding for the period	(0.02)%	0.09%

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

Investment Portfolio

Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to $137.1 million and $129.4 million at March 31, 2017 and December 31, 2016, respectively. Our investments to assets ratio has increased from 12.2 percent at December 31, 2016 to 13.0 percent at March 31, 2017 as we reduced the ratio of cash and cash equivalents to total assets on our balance sheet to allocate more funding to investments to take advantage of the increase in interest rates early in the quarter. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the amortized cost of the Company’s investment securities. In the periods ended March 31, 2017 and December 31, 2016 all investment securities were classified as available for sale.

Book Value of Investment Securities
(in thousands)	March 31, 2017	December 31, 2016
U.S. Government agencies	$18,261	$18,279
State and political subdivisions	8,434	8,182
Mortgage-backed securities	110,573	104,585
Other debt securities	972	—
Total securities	$138,240	$131,046

The following table presents the contractual maturity of investment securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis).  The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Contractual Maturity of Investment Securities
March 31, 2017
(in thousands)	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
U.S. Government agencies	$3,011	$11,993	$3,257	$—	$18,261
State and political subdivisions	—	399	4,314	3,721	8,434
Mortgage-backed securities	—	6,120	28,025	76,428	110,573
Other debt securities	—	—	972	—	972
Total securities available for sale	$3,011	$18,512	$36,568	$80,149	$138,240
Weighted average yield (1)	1.00%	1.70%	1.91%	1.99%	1.93%
(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of March 31, 2017, brokered deposits represented approximately 7.6 percent of total deposits.

Following the merger in 2015 the overall mix of average deposits has shifted to a higher percentage of noninterest-bearing and money market and savings deposits, with reductions in the percentage of deposits held in interest-bearing demand accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended March 31, 2017 was 0.60 percent, compared to a 0.53 percent for the same period in 2016. The increase in the costs were due to changes in deposit mix and higher rates on interest-bearing deposit accounts.

Total deposits as of March 31, 2017 were $889.7 million, which was a decrease of $17.4 million from December 31, 2016. As of March 31, 2017 the Company had outstanding time deposits under $100,000 with balances of $121.6 million, time deposits over $100,000 with balances of $164.7 million, and a fair value premium for time deposits of approximately $243 thousand.

The following table summarizes the maturities of time deposits $100,000 or more as of March 31, 2017.

Remaining maturity: (Dollars in thousands)	March 31, 2017
Three months or less	$35,694
Three to six months	73,657
Six to twelve months	44,569
More than twelve months	10,794
Total	$164,714

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Short-term borrowings totaled $0.1 million at March 31, 2017 comprised of Federal Funds purchased. Short-term borrowings totaled $18.5 million at December 31, 2016 comprised of $5 million in FHLB advances maturing within twelve months and the remainder consisted of Federal Funds purchased. There was no long-term debt outstanding at March 31, 2017.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At March 31, 2017 and December 31, 2016, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

Liquidity and Off-Balance Sheet Arrangements

At March 31, 2017, we had $133.4 million of pre-approved but unused lines of credit and $2.9 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

Market Risk and Liquidity Risk Management

The Bank’s Asset Liability Management Committee (“ALCO”) is responsible for making decisions regarding liquidity and funding solutions based upon approved liquidity, loan, capital and investment policies. The ALCO must consider interest rate sensitivity and liquidity risk management when rendering a decision on funding solutions and loan pricing. To assist in this process the Bank has contracted with an independent third party to prepare quarterly reports that summarize several key asset-liability measurements. In addition, the third party will also provide recommendations to the Bank’s ALCO regarding future balance sheet structure, earnings and liquidity strategies. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management. We do not believe there have been any material changes to the Company’s interest rate sensitivity or liquidity risk from December 31, 2016 to the period ended March 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to SmartFinancial (including its consolidated subsidiaries) required to be included in SmartFinancial’s periodic filings under the Exchange Act.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

SmartFinancial, Inc.

Date:	May 15, 2017	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	May 15, 2017	/s/ Christopher Bryan Johnson
Christopher Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)