Form 10-Q
period 2017-06-30
SMARTFINANCIAL INC.
filed 2017-08-14
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Yes  ☐    No  ☒

As of August 8, 2017 there were 8,221,761 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

SmartFinancial, Inc. (“SmartFinancial”) may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. SmartFinancial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of the Company’s 2016 Annual Report on Form 10-K, as well as the following:  (i) the possibility that our asset quality would decline or that we experience greater loan losses than anticipated, (ii) increased levels of other real estate, primarily as a result of foreclosures, (iii) the impact of liquidity needs on our results of operations and financial condition, (iv) competition from financial institutions and other financial service providers, (v) economic conditions in the local markets where we operate, (vi) our ability to consummate and realize all of the anticipated benefits of the merger between Capstone and SmartBank and the acquisition of the Cleveland, TN branch, (vii) the impact of negative developments in the financial industry and U.S. and global capital and credit markets, (viii) the impact of recently enacted legislation on our business, (ix) the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio, (x) adverse impact on operations and financial condition of changes in interest rates, (xi) the impact of recently enacted legislation on our business, (xii) the impact of federal and state regulations on our operations and financial performance, (xiii) our ability to retain the services of key personnel, (xiv) the impact of Tennessee’s anti-takeover statutes and certain charter provisions on potential acquisitions of the holding company, and (xv) our ability to adapt to technological changes. Many of such factors are beyond SmartFinancial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. SmartFinancial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to SmartFinancial.

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

PART I –FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$54,553,718	$34,290,617
Interest-bearing deposits at other financial institutions	28,281,708	34,457,691
Total cash and cash equivalents	82,835,426	68,748,308

Securities available for sale	132,761,710	129,421,914
Restricted investments, at cost	6,080,700	5,627,950
Loans, net of allowance for loan losses of $5,498,169 at June 30, 2017 and $5,105,255 at December 31, 2016	859,922,516	808,271,003
Bank premises and equipment, net	33,764,516	30,535,594
Foreclosed assets	2,369,056	2,386,239
Goodwill and core deposit intangible, net	7,492,177	6,635,655
Cash surrender value of life insurance	11,391,637	1,320,723
Other assets	8,861,374	9,508,899
Total assets	$1,145,479,112	$1,062,456,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$183,324,236	$153,482,650
Interest-bearing demand deposits	156,149,846	162,702,457
Money market and savings deposits	324,014,445	274,604,724
Time deposits	318,146,778	316,275,340
Total deposits	981,635,305	907,065,171

Securities sold under agreement to repurchase	22,945,984	26,621,984
Federal Home Loan Bank advances and other borrowings	—	18,505,390
Accrued expenses and other liabilities	6,163,812	5,023,600
Total liabilities	1,010,745,101	957,216,145

Stockholders' equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; None issued and outstanding in 2017. 12,000 issued and outstanding in 2016.	—	12,000
Common stock - $1 par value; 40,000,000 shares authorized; 8,219,261 and 5,896,033 shares issued and outstanding in 2017 and 2016, respectively	8,219,261	5,896,033
Additional paid-in capital	106,793,832	83,463,051
Retained earnings	19,968,434	16,871,296
Accumulated other comprehensive loss	(247,516)	(1,002,240)
Total stockholders' equity	134,734,011	105,240,140

Total liabilities and stockholders' equity	$1,145,479,112	$1,062,456,285

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$10,747,217	$9,954,218	$20,962,823	$19,328,675
Securities and interest-bearing deposits at other financial institutions	692,223	665,402	1,353,043	1,381,982
Federal funds sold and other earning assets	78,049	50,171	150,946	113,481
Total interest income	11,517,489	10,669,791	22,466,812	20,824,138

INTEREST EXPENSE
Deposits	1,241,551	1,012,684	2,339,089	1,973,951
Securities sold under agreements to repurchase	15,588	15,279	31,539	31,739
Federal Home Loan Bank advances and other borrowings	11,682	29,263	27,156	74,549
Total interest expense	1,268,821	1,057,226	2,397,784	2,080,239
Net interest income before provision for loan losses	10,248,668	9,612,565	20,069,028	18,743,899
Provision for loan losses	298,033	218,420	310,482	355,976
Net interest income after provision for loan losses	9,950,635	9,394,145	19,758,546	18,387,923
NONINTEREST INCOME
Customer service fees	290,626	258,877	555,299	554,680
Gain on sale of securities	—	98,100	—	181,363
Gain on sale of loans and other assets	405,418	197,479	680,583	419,405
(Loss) gain on sale of foreclosed assets	500	(3,734)	(15,064)	54,243
Other noninterest income	555,963	410,155	958,396	822,018
Total noninterest income	1,252,507	960,877	2,179,214	2,031,709

NONINTEREST EXPENSES
Salaries and employee benefits	4,757,618	4,486,148	9,404,367	8,981,156
Net occupancy and equipment expense	962,593	1,136,648	1,941,052	2,155,075
Depository insurance	60,987	150,943	214,286	286,747
Foreclosed assets	12,008	63,773	10,521	120,431
Advertising	129,398	184,065	293,659	357,510
Data processing	475,343	554,612	808,558	895,992
Professional services	473,351	551,432	1,043,192	1,006,605
Amortization of intangible assets	61,071	93,353	113,648	186,706
Service contracts	312,905	315,611	608,534	601,239
Other operating expenses	1,583,888	935,740	2,536,257	1,832,765
Total noninterest expenses	8,829,162	8,472,325	16,974,074	16,424,226
Income before income tax expense	2,373,980	1,882,697	4,963,686	3,995,406
Income tax expense	725,694	691,067	1,671,548	1,454,913
Net income	1,648,286	1,191,630	3,292,138	2,540,493
Preferred stock dividends	—	270,000	195,000	482,000
Net income available to common stockholders	$1,648,286	$921,630	$3,097,138	$2,058,493

EARNINGS PER COMMON SHARE
Basic	$0.20	$0.16	$0.39	$0.35
Diluted	0.20	0.15	0.39	0.34

Weighted average common shares outstanding
Basic	8,216,567	5,820,342	7,872,609	5,813,915
Diluted	8,325,538	6,131,820	7,977,282	6,118,530
Dividends per share	—	—	—	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited Three Months Ended June 30,
	2017	2016
Net income	$1,648,286	$1,191,630

Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of tax expense of $270,461 and $76,857 in 2017 and 2016, respectively	435,890	124,607

Reclassification adjustment for gains included in net income, net of tax expense of $0 and $32,278 in 2017 and 2016, respectively	—	(60,822)

Total other comprehensive income	435,890	63,785

Comprehensive income	$2,084,176	$1,255,415

	Unaudited Six Months Ended June 30,
	2017	2016
Net income	$3,292,138	$2,540,493

Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of tax expense of $468,293 and $458,148 in 2017 and 2016, respectively	754,724	739,315

Reclassification adjustment for gains included in net income, net of tax expense of $- and $68,918 in 2017 and 2016, respectively	—	(112,445)

Total other comprehensive income	754,724	626,870

Comprehensive income	$4,046,862	$3,167,363

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
For the Six Months Ended June 30, 2017

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCE, December 31, 2016	12,000	5,896,033	$12,000	$5,896,033	$83,463,051	$16,871,296	$(1,002,240)	$105,240,140

Net income	—	—	—	—	—	3,292,138	—	3,292,138

Other comprehensive income	—	—	—	—	—	—	754,724	754,724

Issuance of common stock	—	1,840,000	—	1,840,000	31,094,676	—	—	32,934,676

Issuance of stock grants	—	1,511	—	1,511	30,280	—	—	31,791

Exercise of stock options	—	481,717	—	481,717	4,143,295	—	—	4,625,012

Cash dividend on preferred stock	—	—	—	—	—	(195,000)	—	(195,000)

Redemption of preferred stock	(12,000)		(12,000)		(11,988,000)			(12,000,000)

Stock compensation expense	—	—	—	—	50,530	—	—	50,530

BALANCE, June 30, 2017	—	8,219,261	$—	$8,219,261	$106,793,832	$19,968,434	$(247,516)	$134,734,011

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,292,138	$2,540,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,165,930	1,063,117
Provision for loan losses	310,482	355,976
Stock compensation expense	50,530	66,635
Gains from sale of securities	—	(181,363)
Net gains from sale of loans and other assets	(680,583)	(419,405)
Net losses (gains) from sale of foreclosed assets	15,064	(54,243)
Changes in other assets and liabilities:
Accrued interest receivable	18,144	280,727
Accrued interest payable	13,117	4,315
Other assets and liabilities	1,457,176	5,330,459
Net cash provided by operating activities	5,641,998	8,986,711

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security sales, maturities, and paydowns	10,062,386	29,349,635
Purchase of securities	(12,507,860)	(5,000,000)
Purchase of bank owned life insurance	(10,070,914)	—
Purchase of restricted investments	(452,750)	(200)
Net cash for purchase of branch acquisition	(1,049,878)	—
Loan originations and principal collections, net	(27,248,001)	(45,399,008)
Purchase of bank premises and equipment	(1,226,898)	(1,454,765)
Proceeds from sale of foreclosed assets	41,636	652,364
Net cash used in investing activities	(42,452,279)	(21,851,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	47,682,310	30,266,395
Net decrease in securities sold under agreements to repurchase	(3,676,000)	(1,185,467)
Issuance of common stock	37,591,479	135,079
Redemption of preferred stock	(12,000,000)	—
Payment of dividends on preferred stock	(195,000)	(482,000)
Proceeds from Federal Home Loan Bank advances and other borrowings	79,268,072	100,000
Repayment of Federal Home Loan Bank advances and other borrowings	(97,773,462)	(24,196,260)
Net cash provided by financing activities	50,897,399	4,637,747
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,087,118	(8,227,516)
CASH AND CASH EQUIVALENTS, beginning of year	68,748,308	79,964,633
CASH AND CASH EQUIVALENTS, end of period	$82,835,426	$71,737,117

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,374,250	$2,075,924
Cash paid during the period for taxes	1,366,172	726,528

NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized losses on securities available for sale	$(1,223,017)	$(1,016,100)
Acquisition of real estate through foreclosure	39,517	1,296,077
Financed sales of foreclosed assets	—	1,120,138
The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business:

SmartFinancial, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the “Bank”). The Company provides a variety of financial services to individuals and corporate customers through its offices in eastern Tennessee, northwest Florida, and north Georgia. The Company’s primary deposit products are interest-bearing demand deposits and certificates of deposit. Its primary lending products are commercial, residential, and consumer loans. On May 22, 2017, the Company along with the Bank entered into an agreement and plan of merger with Capstone Bancshares, Inc., an Alabama corporation and Capstone Bank, an Alabama-chartered commercial bank and wholly owned subsidiary of Capstone Bancshares, Inc where the Company will be the surviving entity and Capstone Bank will merge with and into the Bank. A copy of the agreement and plan of merger is attached as Exhibit 2.1 and is incorporated by reference herin.

Interim Financial Information (Unaudited):

The financial information in this report for June 30, 2017 and June 30, 2016 has not been audited. The information included herein should be read in conjunction with the Company’s 2016 annual consolidated financial statements and footnotes included elsewhere. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of SmartFinancial’s management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Reclassifications:

Certain captions and amounts in the 2016 financial statements were reclassified to conform to the 2017 presentation.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Earnings per share

The following is a summary of the basic and diluted earnings per share for the three and six month periods ended June 30, 2017 and June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income available to common shareholders	$1,648,286	$921,630	$3,097,138	$2,058,493
Weighted average common shares outstanding	8,216,567	5,820,342	7,872,609	5,813,915
Effect of dilutive stock options	108,971	311,478	104,673	304,615
Diluted shares	8,325,538	6,131,820	7,977,282	6,118,530
Basic earnings per common share	$0.20	$0.16	$0.39	$0.35
Diluted earnings per common share	$0.20	$0.15	$0.39	$0.34

For the three and six months ended June 30, 2017 and 2016, the effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share because the exercise price of such options is higher than the market price. There were 13,916 and 18,100 antidilutive stock options as of June 30, 2017 and 2016, respectively.

Note 3. Securities

The amortized cost and fair value of securities available-for-sale at June 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$18,244	$5	$(278)	$17,971
Municipal securities	8,362	77	(42)	8,397
Other debt securities	972	—	(24)	948
Mortgage-backed securities	105,585	347	(486)	105,446
	$133,163	$429	$(830)	$132,762

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$18,279	$8	$(564)	$17,723
Municipal securities	8,182	16	(179)	8,019
Mortgage-backed securities	104,585	185	(1,090)	103,680
	$131,046	$209	$(1,833)	$129,422

At June 30, 2017, securities with a fair value totaling approximately $81,000,000 were pledged to secure public funds and securities sold under agreements to repurchase.

For the three and six months ended June 30, 2017, there were no available-for-sale securities sold. For the three and six months ended June 30, 2016 there were available-for-sale securities sold with proceeds totaling $3,098,100 and $8,170,600 which resulted in gross gains realized of $98,100 and $181,363, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities, Continued

The amortized cost and estimated fair value of securities at June 30, 2017, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$4,179	$4,182
Due from one year to five years	11,165	10,961
Due from five years to ten years	8,789	8,703
Due after ten years	3,445	3,470
	27,578	27,316
Mortgage-backed securities	105,585	105,446
	$133,163	$132,762

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	13,572	(278)	—	—	13,572	(278)
Municipal securities	2,897	(41)	253	(1)	3,150	(42)
Other debt securities	948	(24)	—	—	948	(24)
Mortgage-backed securities	33,086	(139)	17,662	(347)	50,748	(486)
	50,503	(482)	17,915	(348)	68,418	(830)

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$14,702	$(564)	$—	$—	$14,702	$(564)
Municipal securities	6,368	(179)	—	—	6,368	(179)
Mortgage-backed securities	67,063	(690)	8,948	(400)	76,011	(1,090)
	$88,133	$(1,433)	$8,948	$(400)	$97,081	$(1,833)

At June 30, 2017, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

U.S. Government-sponsored enterprises: At June 30, 2017, 4 (or four) investment in U.S. GSE securities had unrealized losses. These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is more likely than not that the Bank will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at June 30, 2017.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities, Continued

Municipal securities: At June 30, 2017, 8 (or eight) investments in obligations of municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at June 30, 2017.

Other debt securities: At June 30, 2017, 1 (or one) investment in other debt securities had unrealized losses. The Bank believes the unrealized loss on this investment was caused by the interest rate environment and does not relate to the underlying credit quality of the issuer. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its amortized cost bases, which may be maturity, the Bank does not consider this investment to be other-than temporarily impaired at June 30, 2017.

Mortgage-backed securities: At June 30, 2017, 43 (or forty three) investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem these investments to be other-than-temporarily impaired at June 30, 2017.

Note 4. Loans and Allowance for Loan Losses

Portfolio Segmentation:

At June 30, 2017 and December 31, 2016, loans are summarized as follows (in thousands):

	June 30, 2017			December 31, 2016
	PCI Loans	All Other Loans	Total	PCI Loans	All Other Loans	Total
Commercial real estate	$14,417	$430,772	$445,189	$14,943	$400,265	$415,208
Consumer real estate	8,071	198,596	206,667	9,004	178,798	187,802
Construction and land development	1,474	99,682	101,156	1,678	116,191	117,869
Commercial and industrial	1,249	103,984	105,233	1,568	83,454	85,022
Consumer and other	—	7,176	7,176	—	7,475	7,475
Total loans	25,211	840,210	865,421	27,193	786,183	813,376
Less: Allowance for loan losses	—	(5,498)	(5,498)	—	(5,105)	(5,105)
Loans, net	$25,211	$834,712	$859,923	$27,193	$781,078	$808,271

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

The composition of loans by loan classification for impaired and performing loan status at June 30, 2017 and December 31, 2016, is summarized in the tables below (amounts in thousands):

	June 30, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$430,653	$197,755	$99,135	$103,940	$7,176	$838,659
Impaired loans	119	841	547	44	—	1,551
	430,772	198,596	99,682	103,984	7,176	840,210
PCI loans	14,417	8,071	1,474	1,249	—	25,211
Total	$445,189	$206,667	$101,156	$105,233	$7,176	$865,421

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$400,146	$177,977	$115,326	$83,244	$7,475	$784,168
Impaired loans	119	821	865	210	—	2,015
	400,265	178,798	116,191	83,454	7,475	786,183
PCI loans	14,943	9,004	1,678	1,568	—	27,193
Total loans	$415,208	$187,802	$117,869	$85,022	$7,475	$813,376

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$2,489	$1,556	$609	$644	$103	$5,401
Impaired loans	—	97	—	—	—	97
Total	$2,489	$1,653	$609	$644	$103	$5,498

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$2,369	$1,382	$717	$516	$117	$5,101
Impaired loans	—	—	—	4	—	4
Total	$2,369	$1,382	$717	$520	$117	$5,105

There was no allowance for PCI loans at June 30, 2017 or December 31, 2016.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

The following tables detail the changes in the allowance for loan losses for the six month period ending June 30, 2017 and year ending December 31, 2016, by loan classification (amounts in thousands):

	June 30, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,369	$1,382	$717	$520	$117	$5,105
Loans charged off	—	(6)	—	—	(40)	(46)
Recoveries of loans charged off	6	47	8	32	36	129
Provision (reallocation) charged to operating expense	114	230	(116)	92	(10)	310
Ending balance	$2,489	$1,653	$609	$644	$103	$5,498

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$1,906	$1,015	$627	$777	$29	$4,354
Loans charged off	—	(102)	(14)	(35)	(155)	(306)
Recoveries of charge-offs	45	76	22	58	68	269
Provision (reallocation) charged to operating expense	418	393	82	(280)	175	788
Ending balance	$2,369	$1,382	$717	$520	$117	$5,105

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of June 30, 2017 and December 31, 2016 (amounts in thousands):

Non PCI Loans

	June 30, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$430,490	$197,314	$99,048	$103,031	$6,959	$836,842
Watch	159	509	87	870	—	1,625
Special mention	—	16	—	—	217	233
Substandard	123	757	547	83	—	1,510
Doubtful	—	—	—	—	—	—
Total	$430,772	$198,596	$99,682	$103,984	$7,176	$840,210

PCI Loans

	June 30, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$11,548	$6,116	$816	$970	$—	$19,450
Watch	865	1,221	646	16	—	2,748
Special mention	—	—	—	238	—	238
Substandard	2,004	734	12	—	—	2,750
Doubtful	—	—	—	25	—	25
Total	$14,417	$8,071	$1,474	$1,249	$—	$25,211
Total loans	$445,189	$206,667	$101,156	$105,233	$7,176	$865,421

Non PCI Loans

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$399,505	$177,466	$115,237	$82,992	$7,238	$782,438
Watch	640	550	89	252	—	1,531
Special mention	—	104	—	—	237	341
Substandard	120	678	865	210	—	1,873
Doubtful	—	—	—	—	—	—
Total	$400,265	$178,798	$116,191	$83,454	$7,475	$786,183

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

The following tables present the aging of the recorded investment in loans as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017
	30-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and NonAccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$240	$—	$123	$363	$14,417	$430,409	$445,189
Consumer real estate	1,193	—	414	1,607	8,071	196,989	206,667
Construction and land development	—	—	547	547	1,474	99,135	101,156
Commercial and industrial	9	19	—	28	1,249	103,956	105,233
Consumer and other	40	11	—	51	—	7,125	7,176
Total	$1,482	$30	$1,084	$2,596	$25,211	$837,614	$865,421

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

Impaired Loans:

The following is an analysis of the impaired loan portfolio, excluding PCI loans, detailing the related allowance recorded as of June 30, 2017 and December 31, 2016 (amounts in thoudands):

				For the six months ended
	At June 30, 2017			June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$119	$124	$—	$159	$6
Consumer real estate	93	93	—	427	5
Construction and land development	547	547	—	682	—
Commercial and industrial	44	44	—	45	1
Consumer and other	—	—	—	—	—
	803	808	—	1,313	12

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—	—
Consumer real estate	748	772	97	458	14
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	109	—
Consumer and other	—	—	—	—	—
	748	772	97	567	14
Total impaired loans	$1,551	$1,580	$97	$1,880	$26

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

Troubled Debt Restructurings:

At June 30, 2017 and December 31, 2016, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of June 30, 2017 and December 31, 2016, management had approximately, $44,000 and $608,000, respectively, in loans that met the criteria for restructured, which included approximately $0 and $442,000, respectively, of loans on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Troubled Debt Restructurings (continued):

There were no loans that were modified as troubled debt restructurings during the six month period ended June 30, 2017.

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

Purchased Credit Impaired Loans:

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of is as follows (amounts in thousands):

	June 30, 2017	December 31, 2016
Commercial real estate	$17,713	$18,473
Consumer real estate	11,030	12,111
Construction and land development	1,778	2,553
Commercial and industrial	1,978	2,482
Consumer and other	—	—
Total loans	32,499	35,619
Less remaining purchase discount	(7,288)	(8,426)
Total loans, net of purchase discount	25,211	27,193
Less: Allowance for loan losses	—	—
Carrying amount, net of allowance	$25,211	$27,193

Activity related to the accretable portion of the purchase discount on loans acquired with deteriorated credit quality is as follows for the three and six months period ended June 30, 2017 and 2016:

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Purchased Credit Impaired Loans (continued):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Accretable yield, beginning of period	$8,482	$9,606	$8,950	$10,216
Additions	—	—	—	—
Accretion income	(973)	(586)	(1,670)	(1,215)
Reclassification to accretable	366	1,378	610	1,337
Other changes, net	600	(189)	585	(129)
Accretable yield	$8,475	$10,209	$8,475	$10,209

Note 5. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After one year of service the Company matches 100 percent of employee contributions up to 3 percent of compensation and 50 percent of employee contributions on the next 2 percent of compensation. The Company's contribution to the Plan for the three month period ending June 30, 2017 and 2016 respectively was $106,130 and $99,568 and for the six month period ending June 30, 2017 and 2016 respectively was $208,846 and $190,423

Stock Option Plans:

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

A summary of the status of these stock option plans is presented in the following table:

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2016	717,524	$10.57
Exercised	(481,717)	9.60
Forfeited	(22,721)	19.72
Outstanding at June 30, 2017	213,086	$11.77

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2015	817,414	$10.62
Exercised	(89,556)	8.98
Forfeited	(10,334)	28.49
Outstanding at December 31, 2016	717,524	$10.57

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Employee Benefit Plans, Continued

Stock Option Plans (continued):

Information pertaining to options outstanding at June 30, 2017, is as follows:

	Options Outstanding			Options Exercisable
		Weighted- Average Remaining	Weighted- Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
6.60	39,000	4.7 years	6.60	39,000	6.60
6.80	17,625	3.7 years	6.80	17,625	6.80
9.48	27,375	5.7 years	9.48	27,375	9.48
9.60	35,625	6.7 years	9.60	35,625	9.60
10.48	20,245	0.2 years	10.48	20,245	10.48
11.67	3,250	3.6 years	11.67	3,250	11.67
14.40	13,305	1.7 years	14.40	13,305	14.40
15.05	42,745	8.3 years	15.05	4,104	15.05
31.96	13,916	0.7 years	31.96	13,916	31.96
Outstanding, end of period	213,086	4.9 years	11.77	174,445	11.05

The Company recognized stock-based compensation expense of $23,718 and $33,000 for the three months ended June 30, 2017 and June 30, 2016, respectively and $50,530 and $66,635 for the six months ended June 30, 2017 and June 30, 2016, respecitvely. For the six months period ended June 30, 2017, direct stock grant expense issued to local advisory board members of $31,791 was included in professional services. There was no direct grant stock grant expense for the six months period ended June 30, 2016. The total fair value of shares underlying the options which vested during the six months period ended June 30, 2017 and June 30, 2016 was $0 and $16,800 , respectively. There were no income tax benefits recognized for the exercise of options for the periods ended June 30, 2017 and June 30, 2016, respectively.

The intrinsic value of options exercised during the period ended June 30, 2017 was $5,135,088. The aggregate intrinsic value of total options outstanding and exercisable options at June 30, 2017 was $2,692,426 and $2,351,226, respectively. Cash received from options exercised under all share-based payment arrangements for the period ended June 30, 2017 was $4,625,012.

Information related to non-vested options for the period ended June 30, 2017, is as follows:

	Number	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2016	47,970	$12.31
Granted	—	—
Vested	—	—
Forfeited/expired	(9,329)	12.31
Nonvested at June 30, 2017	38,641	$12.31

As of June 30, 2017 , there was approximately $316,824 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.3 years. There were no stock options granted during the six months period ended June 30, 2017.

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at June 30, 2017 is as follows:

Commitments to extend credit	$154.1	million
Standby letters of credit	$2.8	million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at June 30, 2017 will not have a material effect on SmartFinancial’s consolidated financial statements.

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

Measurements of Fair Value:

Assets and liabilities recorded at fair value on a recurring basis are as follows (in thousands):

	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$17,971	$—	$17,971	$—
Mortgage-backed securities	105,446	—	105,446	—
Other debt securities	948	—	948	—
Municipal securities	8,397	—	8,397	—
Total securities available-for-sale	$132,762	$—	$132,762	$—

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

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$651	$—	$—	$651
Foreclosed assets	2,369	—	—	2,369

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$239	$—	$—	$239
Foreclosed assets	2,386	—	—	2,386

For Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements are presented below (in thousands).

	Balance as of June 30, 2017	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$651	Appraisal	Appraisal Discounts	13.0%
Foreclosed assets	2,369	Appraisal	Appraisal Discounts	22.5%

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Fair Value Disclosures, Continued

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$82,835	$82,835	$68,748	$68,748
Securities available for sale	132,762	132,762	129,422	129,422
Restricted investments	6,081	N/A	5,628	N/A
Loans, net	859,923	851,841	808,271	803,057

Liabilities:
Noninterest-bearing demand deposits	183,324	183,324	153,483	153,483
Interest-bearing demand deposits	156,150	156,150	162,702	162,702
Money Market and Savings deposits	324,014	324,014	274,605	274,605
Time deposits	318,147	318,211	316,275	316,734
Securities sold under agreements to repurchase	22,946	22,946	26,622	26,622
Federal Home Loan Bank advances and other borrowings	—	—	18,505	18,505

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

Note 9.    Business Combination

On December 8, 2016, the Bank entered into a purchase and assumption agreement with Atlantic Capital Bank, N.A. that provided for the acquisition and assumption by the Bank of certain assets and liabilities associated with Atlantic Capital Bank’s branch office located at 3200 Keith Street NW, Cleveland, Tennessee 37312. The purchase was completed on May 19, 2017 for total cash consideration of $1,183,007.

The assets and liabilities as of the effective date of the merger were recorded at their respective estimated fair values. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill.

In the periods following the acquisition, the financial statements will include the results attributable to the Cleveland branch purchase beginning on the date of purchase. For the six months period ended June 30, 2017, the revenues and net income attributable to the Cleveland branch were $178,847 and $52,465, respectively. It is impracticable to determine the pro-forma impact to the 2016 revenues and net income if the acquisition had occurred on January 1, 2016 as the Company does not have access to those records for a single branch.

The following table details the financial impact of the merger, including the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

Allocation of Purchase Price (amounts in thousands)
Total consideration in cash	$1,183
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	133
Loans	24,073
Premises and equipment	2,839
Core deposit intangible	310
Prepaid and other assets	77
Deposits	(26,888)
Payables and other liabilities	(21)
Total fair value of net assets acquired	523
Goodwill	$660

As of June 30, 2017 there have not been any changes to the initial fair values recorded as part of the business combination.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the “Company” or “SmartFinancial”) is a bank holding company incorporated under the laws of Tennessee and headquartered in Knoxville, Tennessee. The Company conducts its business operations primarily through its wholly-owned subsidiary, SmartBank, a Tennessee chartered community bank providing services through fourteen branches, one loan production office, and one mortgage production office located in East Tennessee, the Florida Panhandle, and North Georgia.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the second quarter and the first six months of 2017:

•	Net income available to common shareholders totaled $1.6 million, or $0.20 per share, during the second quarter of 2017 compared to $0.9 million, or $0.15 per share, during the second quarter of 2016.

•
Closed acquisition of Cleveland, Tennessee, branch purchasing approximately $24.4 million in loans and assuming $26.8 million in deposits, in book value, resulting in approximately $1.0 million in intangible assets.

•	Annualized return on average assets was 0.61 percent in the second quarter of 2017, compared to 0.48 percent a year ago.

•	Gross loan growth of $52.0 million for first six months of 2017, including loans purchased in 2017 which had a net carrying of approximately $20.6 million at quarter end.

•	Net interest margin, taxable equivalent, of 4.11 percent for first six months of 2017, up from 4.06 percent a year ago.

•	Asset quality was outstanding with nonperforming assets to total assets dropping to just 0.30 percent.

•	Announced pending acquisition of Capstone Bancshares, Inc of Tuscaloosa, Alabama which upon completion the Company is expected to have assets in excess of $1.5 billion.

Analysis of Results of Operations

Second quarter of 2017 compared to 2016

Net income was $1.6 million in the second quarter of 2017, which was up from $1.2 million in the second quarter of 2016. Net income available to common shareholders was $1.6 million, or $0.20 per diluted common share, in the second quarter of 2017, an increase from $0.9 million, or $0.15 per diluted common share, in the second quarter of 2016. Net interest income to average assets of 3.81 percent in the second quarter of 2017 was down from 3.87 percent in the second quarter of 2016 as the percentage of non-earning assets increased compared to the prior year. Noninterest income to average assets of 0.47 percent was up from 0.39 percent in the second quarter of 2016 primarily due to gains from higher sales volumes of SBA and mortgage loans. Noninterest expense to average assets decreased from 3.41 percent in the second quarter of 2016 to 3.29 percent in second quarter of 2017 primarily due to increases in average assets as the Company continues to capitalize on efficiencies of scale.

The first six months of 2017 compared to 2016

Net income was $3.3 million in the first six months of 2017, which was up from $2.5 million in the first six months of 2016. Net income available to common shareholders was $3.1 million, or $0.39 per diluted common share, in the first six months of 2017, an increase from $2.1 million, or $0.34 per diluted common share, in the first six months of 2016. Net interest income to average assets of 3.81 percent in the first six months of 2017 was up from 3.77 percent in the first six months of 2016 due to increases in the net interest spread. Noninterest income to average assets of 0.41 percent was unchanged from 0.41 percent in the first six months of 2016. Noninterest expense to average assets decreased from 3.30 percent in the first six months of 2016 to 3.22 percent in first six months of 2017 primarily due to increases in average assets as the Company continues to capitalize on efficiencies of scale.

Net Interest Income and Yield Analysis

Second quarter of 2017 compared to 2016

Net interest income, taxable equivalent, improved to $10.3 million in the second quarter of 2017 from $9.6 million in the second quarter of 2016. The increase in net interest income was primarily due to increases in average loan balances. Average earning assets increased from $928.7 million in the second quarter of 2016 to $992.1 million in the second quarter of 2017. Over this period, average loan balances increased by $83.2 million primarily as a result of organic growth. In addition, average interest-bearing deposits increased by $38.5 million and average noninterest-bearing deposits increased $25.2 million, a result of organic growth combined with the acquired deposits. Net interest income to average assets of 3.81 percent for the second quarter in 2017 was down from 3.87 percent during the same period in 2016 as the percentage of non-earning assets increased compared to the prior year. Net interest margin, taxable equivalent, was 4.15 percent in the quarter, compared to 4.16 percent a year ago as a result of higher costs on interest-bearing deposits. The yield on earning assets increased from 4.62 percent a year ago to 4.66 percent in the quarter due to higher loan balances and higher yields on securities.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$834,665	$10,752	5.17%	$751,425	$9,960	5.32%
Investment securities and interest-bearing due from banks (2)	138,965	707	2.04%	171,526	678	1.59%
Federal funds and other	18,503	78	1.69%	5,719	50	3.51%
Total interest-earning assets	992,133	11,537	4.66%	928,670	10,688	4.62%
Noninterest-earning assets	85,553			66,530
Total assets	$1,077,686			$995,200

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$156,387	$115	0.29%	$153,881	$69	0.18%
Money market and savings deposits	300,448	424	0.57%	248,401	299	0.48%
Time deposits	305,171	702	0.92%	321,244	645	0.81%
Total interest-bearing deposits	762,006	1,241	0.65%	723,526	1,013	0.56%
Securities sold under agreement to repurchase	19,903	16	0.32%	19,742	15	0.31%
Federal Home Loan Bank advances and other borrowings	3,482	11	1.27%	11,287	29	1.03%
Total interest-bearing liabilities	785,391	1,268	0.65%	754,555	1,057	0.56%
Noninterest-bearing deposits	157,965			132,765
Other liabilities	659			5,261
Total liabilities	944,015			891,431
Stockholders’ equity	133,671			102,619
Total liabilities and stockholders’ equity	$1,077,686			$995,200

Net interest income, taxable equivalent		$10,269			$9,631
Interest rate spread (3)			4.01%			4.06%
Tax equivalent net interest margin (4)			4.15%			4.16%

Percentage of average interest-earning assets to average interest-bearing liabilities			126.32%			123.08%
Percentage of average equity to average assets			12.40%			10.31%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $589 thousand and $714 thousand for the quarters ended June 2017 and 2016, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $5 thousand for the period ended June 30, 2017 and $6 thousand for the period ended June 30, 2016.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $15 thousand for the period ended June 30, 2017 and $13 thousand for the period ended June 30, 2016.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The first six months of 2017 compared to 2016

Net interest income, taxable equivalent, improved to $20.1 million in the first six months of 2017 from $18.8 million in the first six months of 2016. The increase in net interest income was primarily due to increases in average loan balances. Average earning assets increased from $927.7 million in the first six months of 2016 to $985.9 million in the first six months of 2017. Over this period, average loan balances increased by $80.0 million primarily as a result of organic growth. In addition, average interest-bearing deposits increased by $24.1 million and average noninterest-bearing deposits increased $25.7 million, a result of organic growth combined with the acquired deposits. Net interest income to average assets of 3.81 percent in the first six months of 2017 was up from 3.77 percent in the first six months of 2016 due to increases in the net interest spread. Net interest margin, taxable equivalent, was 4.11 percent in the quarter, compared to 4.06 percent a year ago due to higher yields on earning assets and increases in the balances of noninterest bearing deposits. The yield on earning assets increased from 4.51 percent a year ago to 4.60 percent due to higher loan balances and higher yields on securities.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$823,157	$20,972	5.14%	$743,172	$19,338	5.22%
Investment securities and interest-bearing due from banks (2)	150,117	1,384	1.86%	177,257	1,408	1.59%
Federal funds and other	12,595	151	2.42%	7,268	113	3.15%
Total interest-earning assets	985,869	22,507	4.60%	927,697	20,859	4.51%
Noninterest-earning assets	75,934			70,449
Total assets	$1,061,803			$998,146

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$157,813	$208	0.27%	$152,210	$135	0.18%
Money market and savings deposits	288,081	752	0.53%	245,263	571	0.47%
Time deposits	303,721	1,379	0.92%	328,013	1,268	0.78%
Total interest-bearing deposits	749,615	2,339	0.63%	725,486	1,974	0.55%
Securities sold under agreement to repurchase	19,296	32	0.33%	20,490	32	0.31%
Federal Home Loan Bank advances and other borrowings	5,453	26	0.96%	17,396	74	0.85%
Total interest-bearing liabilities	774,364	2,397	0.62%	763,372	2,080	0.55%
Noninterest-bearing deposits	153,659			128,004
Other liabilities	2,609			4,711
Total liabilities	930,632			896,087
Stockholders’ equity	131,171			102,061
Total liabilities and stockholders’ equity	$1,061,803			$998,148

Net interest income, taxable equivalent		$20,110			$18,779
Interest rate spread (3)			3.98%			3.96%
Tax equivalent net interest margin (4)			4.11%			4.06%

Percentage of average interest-earning assets to average interest-bearing liabilities			127.31%			121.53%
Percentage of average equity to average assets			12.35%			10.23%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $1.2 million and $1.3 million for the first six months ended June 2017 and 2016, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $9 thousand for the period ended June 30, 2017 and $11 thousand for the period ended June 30, 2016.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $31 thousand for the period ended June 30, 2017 and $26 thousand for the period ended June 30, 2016.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate and Volume Analysis

Changes in net interest income are attributed to changes in average balances (volume change), changes in average rates (rate change), and, when applicable, changes in the number of days (days change) in the period presented (for earning assets and sources of funds on which interest is received or paid.  Days change is calculated as change in days times current interest per day, volume change is calculated as change in volume times the previous rate, and rate change is change in rate times the previous volume.  The change attributed to rates and volumes (change in rate times change in volume) is considered as a change in volume.

Second quarter of 2017 compared to 2016

Net interest income, taxable equivalent, increased by $0.6 million between the quarters ended June 30, 2017 and 2016. The following is an analysis of the changes in net interest income comparing the changes attributable to days those attributable to rates and those attributable to volumes (in thousands):

	Three Months Ended June 30,
	2017	Compared to	2016
	Increase (decrease) due to
	Rate	Volume	Net
Interest-earning assets:
Loans (1)	$(312)	$1,104	$792
Investment securities and interest-bearing due from banks (2)	158	(129)	29
Federal funds and other	(84)	112	28
Total interest-earning assets	(238)	1,087	849

Interest-bearing liabilities:
Interest-bearing demand deposits	45	1	46
Money market and savings deposits	63	62	125
Time deposits	89	(32)	57
Total interest-bearing deposits	197	31	228
Securities sold under agreement to repurchase	1	—	1
Federal Home Loan Bank advances and other borrowings	2	(20)	(18)
Total interest-bearing liabilities	200	11	211
Net interest income	$(438)	$1,076	$638

(1)
Loans include nonaccrual loans.Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $5 thousand for the period ended June 30, 2017 and $6 thousand for the period ended June 30, 2016.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $15 thousand for the period ended June 30, 2017 and $13 thousand for the period ended June 30, 2016.

The first six months of 2017 compared to 2016

Net interest income, taxable equivalent, increased by $1.3 million between the first six months ended June 30, 2017 and 2016. The following is an analysis of the changes in net interest income comparing the changes attributable to days those attributable to rates and those attributable to volumes (in thousands):

	Six Months Ended June 30,
	2017	Compared to		2016
	Increase (decrease) due to
	Rate	Days	Volume	Net
Interest-earning assets:
Loans (1)	$(342)	$(106)	$2,082	$1,634
Investment securities and interest-bearing due from banks (2)	199	(8)	(215)	(24)
Federal funds and other	(45)	(1)	84	38
Total interest-earning assets	(188)	(115)	1,951	1,648

Interest-bearing liabilities:
Interest-bearing demand deposits	69	(1)	5	73
Money market and savings deposits	84	(3)	100	181
Time deposits	212	(7)	(94)	111
Total interest-bearing deposits	365	(11)	11	365
Securities sold under agreement to repurchase	2	—	(2)	—
Federal Home Loan Bank advances and other borrowings	3	—	(51)	(48)
Total interest-bearing liabilities	370	(11)	(42)	317
Net interest income	$(558)	$(104)	$1,993	$1,331

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $1.2 million and $1.3 million for the first six months ended June 2017 and 2016, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $9 thousand for the period ended June 30, 2017 and $11 thousand for the period ended June 30, 2016.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $31 thousand for the period ended June 30, 2017 and $26 thousand for the period ended June 30, 2016.

Noninterest Income

Second quarter of 2017 compared to 2016

Noninterest income totaled $1.3 million in the second quarter of 2017, compared to $1.0 million in the second quarter of 2016. Noninterest income to average assets of 0.47 percent for the quarter was up from 0.39 percent in 2016 primarily due to gains from higher sales volumes of SBA and mortgage loans which were $405 thousand, up from $197 thousand a year ago.

	Three months ended June 30,
(Dollars in thousands)	2017	2016
Service charges and fees on deposit accounts	$291	$259
Gain on sale of securities	—	98
Gain on sale of loans and other assets	405	198
Gain (loss) on sale of foreclosed assets	1	(4)
Other noninterest income	556	410
Total noninterest income	$1,253	$961

The first six months of 2017 compared to 2016

Noninterest income totaled $2.2 million in the first six months of 2017, compared to $2.0 million in the first six months of 2016. Noninterest income to average assets of 0.41 percent was unchanged from 0.41 percent in the first six months of 2016. Charges and fees on deposit accounts were unchanged from a year ago. Gains on the sale of loans, which includes mortgage and SBA loans, were $681 thousand, up from $419 thousand a year ago.

	Six months ended June 30,
(Dollars in thousands)	2017	2016
Service charges and fees on deposit accounts	$555	$555
Gain on sale of securities	—	181
Gain on sale of loans and other assets	681	419
Gain (loss) on sale of foreclosed assets	(15)	54
Other noninterest income	958	822
Total noninterest income	$2,179	$2,032

Noninterest Expense

Second quarter of 2017 compared to 2016

Noninterest expense totaled $8.8 million in the second quarter of 2017 compared to $8.5 million in the second quarter of 2016. Noninterest expense to average assets decreased from 3.41 percent a year ago to 3.29 percent in the quarter. The increase in noninterest expense compared to the prior year was primarily due to annual merit based salary increases and merger and conversion costs related to this quarter's branch acquisition and the pending Capstone Bancshares acquisition.

	Three months ended June 30,
(Dollars in thousands)	2017	2016
Salaries and employee benefits	$4,758	$4,486
Net occupancy and equipment expense	963	1,137
Depository insurance	61	151
Foreclosed assets	12	64
Advertising	129	184
Data processing	475	554
Professional services	473	551
Amortization of intangible assets	61	93
Service contracts	313	316
Other operating expenses	1,584	936
Total noninterest expense	$8,829	$8,472

The first six months of 2017 compared to 2016

Noninterest expense totaled $17.0 million in the first six months of 2017 compared to $16.4 million in the first six months of 2016. Noninterest expense to average assets decreased from 3.30 percent a year ago to 3.22 percent in the during the period. The increase in noninterest expense compared to the prior year was primarily due to annual merit based salary increases and merger and conversion costs related to this quarter's branch acquisition and the pending Capstone Bancshares acquisition.

	Six months ended June 30,
(Dollars in thousands)	2017	2016
Salaries and employee benefits	$9,404	$8,981
Net occupancy and equipment expense	1,941	2,155
Depository insurance	214	287
Foreclosed assets	11	120
Advertising	294	357
Data processing	808	896
Professional services	1,043	1,007
Amortization of intangible assets	114	187
Service contracts	609	601
Other operating expenses	2,536	1,833
Total noninterest expense	$16,974	$16,424

Taxes

Second quarter of 2017 compared to 2016

In the second quarter of 2017 income tax expense totaled $726 thousand compared to $691 thousand a year ago. The effective tax rate was approximately 36.7 percent a year ago compared to approximately 30.6 percent in the second quarter of 2017.

The first six months of 2017 compared to 2016

In the first six months of 2017 income tax expense totaled $1.7 million compared to $1.5 million a year ago. The effective tax rate was approximately 36.4 percent a year ago compared to approximately 33.7 percent in the first six months of 2017.

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $859.9 million at June 30, 2017 and $808.3 million at December 31, 2016. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential fixed rate mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic net loans increased by $62.0 million, or 10.1 percent, from December 31, 2016, to $674.0 million at June 30, 2017 as we continue to originate well-underwritten loans. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed since purchase.

Purchased Loans

Purchased non-credit impaired loans of $160.8 million at June 30, 2017 were down from $169.2 million at December 31, 2016 as a result of loan payoffs and renewals. Since December 31, 2016, our net purchased credit impaired (“PCI”) loans decreased by $2.0 million to $25.2 million at June 30, 2017. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or our future acquisition activity.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	June 30, 2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$329,432	$101,340	$14,417	$445,189	51.4%
Consumer real estate-mortgage	156,501	42,095	8,071	206,667	23.9%
Construction and land development	95,033	4,649	1,474	101,156	11.7%
Commercial and industrial	92,317	11,667	1,249	105,233	12.2%
Consumer and other	6,167	1,009	—	7,176	0.8%
Total gross loans receivable, net of deferred fees	679,450	160,760	25,211	865,421	100.0%
Allowance for loan and lease losses	(5,498)	—	—	(5,498)
Total loans, net	$673,952	$160,760	$25,211	$859,923

	December 31, 2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$297,689	$102,576	$14,943	$415,208	51.0%
Consumer real estate-mortgage	135,923	42,875	9,004	187,802	23.1%
Construction and land development	108,390	7,801	1,678	117,869	14.5%
Commercial and industrial	68,235	15,219	1,568	85,022	10.5%
Consumer and other	6,786	689	—	7,475	0.9%
Total gross loans receivable, net of deferred fees	617,023	169,160	27,193	813,376	100.0%
Allowance for loan and lease losses	(5,105)	—	—	(5,105)
Total loans, net	$611,918	$169,160	$27,193	$808,271

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year.

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$30,973	$208,909	$205,307	$445,189	$279,353	$134,863
Consumer real estate-mortgage	18,473	93,863	94,331	206,667	109,783	78,411
Construction and land development	21,783	44,822	34,551	101,156	40,620	38,753
Commercial and industrial	23,740	56,354	25,139	105,233	67,444	14,049
Consumer and other	2,581	3,943	652	7,176	2,694	1,901
Total Loans	$97,550	$407,891	$359,980	$865,421	$499,894	$267,977

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.13 percent as of June 30, 2017, which was down from 0.26 percent as of December 31, 2016. Total nonperforming assets as a percentage of total assets as of June 30, 2017 totaled 0.30 percent compared to 0.42 percent as of December 31, 2016. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless the pools are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets for the periods presented.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Nonaccrual loans	$1,084	$1,415
Accruing loans past due 90 days or more (1)	30	699
Total nonperforming loans	1,114	2,114
Foreclosed assets	2,369	2,386
Total nonperforming assets	$3,483	$4,500

Restructured loans not included above	$44	$166
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At June 30, 2017 potential problem loans amounted to approximately $906.2 thousand or 0.10 percent of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of June 30, 2017 and December 31, 2016, our allowance for loan losses was $5.5 million and $5.1 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in 2017 as compared to 2016 is the result of increases in the organic loan portfolio. Our allowance for loan loss as a percentage of total loans has increased slightly from 0.63 percent at December 31, 2016 to 0.64 percent at June 30, 2017. As a percentage of organic loans the allowance for loan losses decreased from 0.83 percent at December 31, 2016 to 0.81 percent at June 30, 2017.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. As of June 30, 2017 the balance on PCI loans was $32.5 million while the carrying value was $25.2 million. These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount to determine if additional provisioning should be recognized. At June 30, 2017, there were no allowances on PCI loans.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans as of June 30, 2017 and December 31, 2016 and the percentage of loans in each category to total loans (in thousands):

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$2,489	45.2%	$2,369	46.4%
Consumer real estate-mortgage	1,653	30.1%	1,382	27.1%
Construction and land development	609	11.1%	717	14.0%
Commercial and industrial	644	11.7%	520	10.2%
Consumer and other	103	1.9%	117	2.3%
Total allowance for loan losses	$5,498	100.0%	$5,105	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans offset by improvements of our loan portfolio and the reduction of nonperforming loans and net charge-offs, which is largely influenced by the overall improvement in the economies in our market areas. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans were approximately $4 thousand at December 31, 2016 compared to $97 thousand at June 30, 2017.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods ended June 30, 2017 and December 31, 2016 including the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	June 30, 2017	December 31, 2016
Balance at beginning of period	$5,105	$4,354
Provision for loan losses	310	788
Charged-off loans:
Commercial real estate-mortgage	—	—
Consumer real estate-mortgage	(6)	(102)
Construction and land development	—	(14)
Commercial and industrial	—	(35)
Consumer and other	(40)	(155)
Total charged-off loans	(46)	(306)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	6	45
Consumer real estate-mortgage	47	76
Construction and land development	8	22
Commercial and industrial	32	58
Consumer and other	36	68
Total recoveries of previously charged-off loans	129	269
Net charge-offs	83	(37)
Balance at end of period	$5,498	$5,105

Ratio of allowance for loan losses to total loans outstanding at end of period	0.64%	0.63%
Ratio of net charge-offs (recoveries) to average loans outstanding for the period	(0.04)%	0.09%

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

Investment Portfolio

Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to fair values of $132.8 million and $129.4 million at June 30, 2017 and December 31, 2016, respectively. Our investments to assets ratio decreased slightly from 12.2 percent at December 31, 2016 to 11.6 percent at June 30, 2017 as we reduced reinvestments when the five year treasury rate, and other fixed income investments of a similar term, fell in the latter part of the quarter. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the amortized cost of the Company’s investment securities. In the periods ended June 30, 2017 and December 31, 2016 all investment securities were classified as available for sale.

Book Value of Investment Securities
(in thousands)	June 30, 2017	December 31, 2016
U.S. Government agencies	$18,244	$18,279
State and political subdivisions	8,362	8,182
Mortgage-backed securities	105,585	104,585
Other debt securities	972	—
Total securities	$133,163	$131,046

The following table presents the contractual maturity of investment securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis).  The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Contractual Maturity of Investment Securities
June 30, 2017
(in thousands)	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
U.S. Government agencies	$3,999	$11,000	$3,245	$—	$18,244
State and political subdivisions	180	165	4,572	3,445	8,362
Mortgage-backed securities	—	6,098	29,526	69,961	105,585
Other debt securities	—	—	972	—	972
Total securities available for sale	$4,179	$17,263	$38,315	$73,406	$133,163
Weighted average yield (1)	1.31%	1.73%	1.91%	2.11%	1.97%
(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2017, brokered deposits represented approximately 13.0 percent of total deposits.

Over the last couple years the overall mix of average deposits has shifted to a higher percentage of noninterest-bearing and money market and savings deposits, with reductions in the percentage of deposits held in interest-bearing demand accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three and six months ended June 30, 2017 was 0.65 percent and 0.63 percent, compared to 0.56 percent and 0.55 percent for the same period in 2016. The increase in the costs were due to changes in deposit mix and higher rates on interest-bearing deposit accounts.

Total deposits as of June 30, 2017 were $981.6 million, which was an increase of $74.6 million from December 31, 2016. As of June 30, 2017 the Company had outstanding time deposits under $100,000 with balances of $139.0 million, time deposits over $100,000 with balances of $178.9 million, and a fair value premium for time deposits of approximately $204 thousand.

The following table summarizes the maturities of time deposits $100,000 or more as of June 30, 2017.

Remaining maturity: (Dollars in thousands)	June 30, 2017
Three months or less	$43,740
Three to six months	79,490
Six to twelve months	41,070
More than twelve months	14,628
Total	$178,928

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. There were zero short-term borrowings at June 30, 2017. Short-term borrowings totaled $18.5 million at December 31, 2016 comprised of $5 million in FHLB advances maturing within twelve months and the remainder consisted of Federal Funds purchased. There was no long-term debt outstanding at June 30, 2017.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At June 30, 2017 and December 31, 2016, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

Liquidity and Off-Balance Sheet Arrangements

At June 30, 2017, we had $154.1 million of pre-approved but unused lines of credit and $2.8 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

Market Risk and Liquidity Risk Management

The Bank’s Asset Liability Management Committee (“ALCO”) is responsible for making decisions regarding liquidity and funding solutions based upon approved liquidity, loan, capital and investment policies. The ALCO must consider interest rate sensitivity and liquidity risk management when rendering a decision on funding solutions and loan pricing. To assist in this process the Bank has contracted with an independent third party to prepare quarterly reports that summarize several key asset-liability measurements. In addition, the third party will also provide recommendations to the Bank’s ALCO regarding future balance sheet structure, earnings and liquidity strategies. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management. We do not believe there have been any material changes to the Company’s interest rate sensitivity or liquidity risk from December 31, 2016 to the period ended June 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to SmartFinancial (including its consolidated subsidiaries) required to be included in SmartFinancial’s periodic filings under the Exchange Act.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

2.1
Agreement and Plan of Merger dated May 22, 2017, by and between SmartFinancial, Inc., SmartBank, Capstone Bancshares, Inc. and Capstone Bank (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-k filed on May 23, 2017

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

SmartFinancial, Inc.

Date:	August 14, 2017	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	August 14, 2017	/s/ Christopher Bryan Johnson
Christopher Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)