Form 10-Q
period 2017-09-30
SMARTFINANCIAL INC.
filed 2017-11-14
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Yes  ☐    No  ☒

As of October 31, 2017 there were 8,243,717 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

SmartFinancial, Inc. (“SmartFinancial” or the "Company") may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. SmartFinancial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of the Company’s most recent Annual Report on Form 10-K, as well as the following:   the expected revenue synergies and cost savings from the merger with Capstone may not be fully realized or may take longer than anticipated to be realized; the disruption from the Capstone merger with customers, suppliers or employees or other business partners’ relationships; the risk of successful integration of our business with that of Capstone after consummation of the merger; the amount of costs, fees, expenses, and charges related to the merger; changes in management’s plans for the future, prevailing economic and political conditions, particularly in our market area; credit risk associated with our lending activities; changes in interest rates, loan demand, real estate values and competition; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. Many of such factors are beyond SmartFinancial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. SmartFinancial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to SmartFinancial.

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

PART I –FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$40,867,054	$34,290,617
Interest-bearing deposits at other financial institutions	24,833,385	34,457,691
Federal funds sold	18,398,000	—
Total cash and cash equivalents	84,098,439	68,748,308

Securities available for sale	115,534,979	129,421,914
Restricted investments, at cost	6,080,700	5,627,950
Loans, net of allowance for loan losses of $5,392,606 at September 30, 2017 and $5,105,255 at December 31, 2016	866,286,380	808,271,003
Bank premises and equipment, net	33,777,723	30,535,594
Foreclosed assets	2,887,556	2,386,239
Goodwill and core deposit intangible, net	7,414,120	6,635,655
Cash surrender value of life insurance	11,483,915	1,320,723
Other assets	8,258,028	9,508,899
Total assets	$1,135,821,840	$1,062,456,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$185,385,953	$153,482,650
Interest-bearing demand deposits	156,953,397	162,702,457
Money market and savings deposits	306,357,476	274,604,724
Time deposits	311,490,253	316,275,340
Total deposits	960,187,079	907,065,171

Securities sold under agreement to repurchase	26,541,772	26,621,984
Federal Home Loan Bank advances and other borrowings	6,000,000	18,505,390
Accrued expenses and other liabilities	6,505,401	5,023,600
Total liabilities	999,234,252	957,216,145

Stockholders' equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; None issued and outstanding as of 9/30/2017; 12,000 issued and outstanding in 2016.	—	12,000
Common stock - $1 par value; 40,000,000 shares authorized; 8,243,256 and 5,896,033 shares issued and outstanding in 2017 and 2016, respectively	8,243,256	5,896,033
Additional paid-in capital	107,064,832	83,463,051
Retained earnings	21,653,303	16,871,296
Accumulated other comprehensive loss	(373,803)	(1,002,240)
Total stockholders' equity	136,587,588	105,240,140

Total liabilities and stockholders' equity	$1,135,821,840	$1,062,456,285

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$11,491,016	$10,110,680	$32,448,666	$29,439,355
Securities and interest-bearing deposits at other financial institutions	739,905	601,815	2,092,948	1,984,041
Federal funds sold and other earning assets	86,267	50,981	237,213	164,218
Total interest income	12,317,188	10,763,476	34,778,827	31,587,614

INTEREST EXPENSE
Deposits	1,373,236	1,065,092	3,712,326	3,039,044
Securities sold under agreements to repurchase	15,054	16,614	46,593	48,353
Federal Home Loan Bank advances and other borrowings	4,769	17,165	31,925	91,714
Total interest expense	1,393,059	1,098,871	3,790,844	3,179,111
Net interest income before provision for loan losses	10,924,129	9,664,605	30,987,983	28,408,503
Provision for loan losses	30,000	260,567	340,482	616,543
Net interest income after provision for loan losses	10,894,129	9,404,038	30,647,501	27,791,960
NONINTEREST INCOME
Customer service fees	294,315	295,951	849,614	850,632
Gain on sale of securities	143,508	18,224	143,508	199,587
Gain on sale of loans and other assets	224,494	286,966	910,250	706,371
(Loss) gain on sale of foreclosed assets	(27,250)	130,383	(42,314)	184,626
Other noninterest income	584,621	472,300	1,543,018	1,294,318
Total noninterest income	1,219,688	1,203,824	3,404,076	3,235,534

NONINTEREST EXPENSES
Salaries and employee benefits	5,035,443	4,311,708	14,471,602	13,292,864
Net occupancy and equipment expense	1,113,542	965,159	3,054,594	3,120,234
Depository insurance	101,665	153,353	315,951	440,100
Foreclosed assets	19,928	78,988	30,449	199,419
Advertising	176,998	179,145	470,657	536,657
Data processing	483,411	450,289	1,291,969	1,333,082
Professional services	471,707	558,368	1,483,108	1,564,973
Amortization of intangible assets	78,057	79,761	191,705	266,467
Service contracts	363,114	271,921	971,648	873,160
Other operating expenses	1,703,338	1,000,924	4,239,594	2,846,886
Total noninterest expenses	9,547,203	8,049,616	26,521,277	24,473,842
Income before income tax expense	2,566,614	2,558,246	7,530,300	6,553,652
Income tax expense	881,745	947,354	2,553,293	2,402,267
Net income	1,684,869	1,610,892	4,977,007	4,151,385
Preferred stock dividends	—	270,000	195,000	752,000
Net income available to common stockholders	$1,684,869	$1,340,892	$4,782,007	$3,399,385

EARNINGS PER COMMON SHARE
Basic	$0.20	$0.23	$0.60	$0.58
Diluted	0.20	0.22	0.59	0.56

Weighted average common shares outstanding
Basic	8,234,783	5,834,520	7,994,661	5,820,834
Diluted	8,332,680	6,096,333	8,086,346	6,092,035
Dividends per share	—	—	—	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited Three Months Ended September 30,
	2017	2016
Net income	$1,684,869	$1,610,892

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax (benefit) expense of $(23,286) and $114,925 in 2017 and 2016, respectively	(37,312)	185,360

Reclassification adjustment for gains included in net income, net of tax expense of $54,533 and $6,925 in 2017 and 2016, respectively	(88,975)	(11,299)

Total other comprehensive income (loss)	(126,287)	174,061

Comprehensive income	$1,558,582	$1,784,953

	Unaudited Nine Months Ended September 30,
	2017	2016
Net income	$4,977,007	$4,151,385

Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of tax expense of $444,467 and $573,073 in 2017 and 2016, respectively	717,412	924,675

Reclassification adjustment for gains included in net income, net of tax expense of $54,533 and $75,843 in 2017 and 2016, respectively	(88,975)	(123,744)

Total other comprehensive income	628,437	800,931

Comprehensive income	$5,605,444	$4,952,316

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
For the Nine Months Ended September 30, 2017

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCE, December 31, 2016	12,000	5,896,033	$12,000	$5,896,033	$83,463,051	$16,871,296	$(1,002,240)	$105,240,140

Net income	—	—	—	—	—	4,977,007	—	4,977,007

Other comprehensive income	—	—	—	—	—	—	628,437	628,437

Issuance of common stock	—	1,840,000	—	1,840,000	31,094,676	—	—	32,934,676

Issuance of stock grants	—	1,511	—	1,511	30,280	—	—	31,791

Exercise of stock options	—	505,712	—	505,712	4,368,045	—	—	4,873,757

Cash dividend on preferred stock	—	—	—	—	—	(195,000)	—	(195,000)

Redemption of preferred stock	(12,000)	—	(12,000)	—	(11,988,000)	—	—	(12,000,000)

Restricted stock compensation expense	—	—	—	—	22,532	—	—	22,532

Stock compensation expense	—	—	—	—	74,248	—	—	74,248

BALANCE, September 30, 2017	—	8,243,256	$—	$8,243,256	$107,064,832	$21,653,303	$(373,803)	$136,587,588

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,977,007	$4,151,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,776,958	1,624,809
Provision for loan losses	340,482	616,543
Stock compensation expense	74,248	99,635
Restricted stock compensation expense	22,532	—
Gains from sale of securities	(143,508)	(199,587)
Net gains from sale of loans and other assets	(910,250)	(706,371)
Net losses (gains) from sale of foreclosed assets	42,314	(184,626)
Changes in other assets and liabilities:
Accrued interest receivable	(38,985)	355,796
Accrued interest payable	38,172	(23,177)
Other assets and liabilities	2,427,408	6,480,504
Net cash provided by operating activities	8,606,378	12,214,911

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security sales, maturities, and paydowns	27,070,170	50,055,118
Purchase of securities	(12,507,860)	(21,351,789)
Purchase of bank owned life insurance	(10,000,000)	—
Purchase of restricted investments	(452,750)	(200)
Net cash for purchase of branch acquisition	(1,049,878)	—
Loan originations and principal collections, net	(33,957,948)	(66,811,239)
Purchase of bank premises and equipment	(1,693,323)	(3,932,566)
Proceeds from sale of foreclosed assets	41,636	1,152,775
Net cash used in investing activities	(32,549,953)	(40,887,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	26,234,084	2,359,290
Net decrease in securities sold under agreements to repurchase	(80,212)	(3,866,120)
Issuance of common stock	37,840,224	693,092
Redemption of preferred stock	(12,000,000)	—
Payment of dividends on preferred stock	(195,000)	(752,000)
Proceeds from Federal Home Loan Bank advances and other borrowings	95,804,205	38,100,000
Repayment of Federal Home Loan Bank advances and other borrowings	(108,309,595)	(29,239,039)
Net cash provided by financing activities	39,293,706	7,295,223
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,350,131	(21,377,767)
CASH AND CASH EQUIVALENTS, beginning of year	68,748,308	79,964,633
CASH AND CASH EQUIVALENTS, end of period	$84,098,439	$58,586,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,742,255	$3,202,288
Cash paid during the period for taxes	2,795,584	1,570,558

NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized losses on securities available for sale	$(1,018,370)	$(1,298,161)
Acquisition of real estate through foreclosure	585,267	1,431,857
Financed sales of foreclosed assets	—	3,286,138
The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business:

SmartFinancial, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the “Bank”). The Company provides a variety of financial services to individuals and corporate customers through its offices in eastern Tennessee, northwest Florida, and north Georgia. The Company’s primary deposit products are interest-bearing demand deposits and certificates of deposit. Its primary lending products are commercial, residential, and consumer loans. On May 22, 2017, the Company along with the Bank entered into an agreement and plan of merger with Capstone Bancshares, Inc., an Alabama corporation and Capstone Bank, an Alabama-chartered commercial bank and wholly owned subsidiary of Capstone Bancshares, Inc. Under the terms of the merger agreement, Capstone Bancshares, Inc. will merge with the Company to be the surviving entity and Capstone Bank will merge with and into the Bank with the Bank surviving. The mergers were consummated on November 1, 2017.

Interim Financial Information (Unaudited):

The financial information in this report for September 30, 2017 and September 30, 2016 has not been audited. The information included herein should be read in conjunction with the Company’s annual consolidated financial statements and footnotes included in the Company's most recent Annual Report on Form 10-K. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of SmartFinancial’s management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

Basis of Presentation and Accounting Estimates:

All adjustments consisting of normal recurring accruals, that in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with those appearing in the most recent Annual Report previously filed on Form 10-K.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the U.S, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification (ASC) 815, Derivatives and Hedging. The goals of the ASU are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its financial statements.

Reclassifications:

Certain captions and amounts in the 2016 financial statements were reclassified to conform to the 2017 presentation.

Earnings per common share:

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, determined using the treasury stock method., and restricted stock awards, determined by the fair value of the Company's stock on date of grant.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Earnings per share

The following is a summary of the basic and diluted earnings per share for the three and nine month periods ended September 30, 2017 and September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income available to common shareholders	$1,684,869	$1,340,892	$4,782,007	$3,399,385
Weighted average common shares outstanding	8,234,783	5,834,520	7,994,661	5,820,834
Effect of dilutive stock options	97,897	261,813	91,685	271,201
Diluted shares	8,332,680	6,096,333	8,086,346	6,092,035
Basic earnings per common share	$0.20	$0.23	$0.60	$0.58
Diluted earnings per common share	$0.20	$0.22	$0.59	$0.56

For the three and nine months ended September 30, 2017 and 2016, the effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share because the exercise price of such options is higher than the market price. There were 13,166 and 18,100 antidilutive stock options as of September 30, 2017 and 2016, respectively.

Note 3. Securities

The amortized cost and fair value of securities available-for-sale at September 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$16,217	$3	$(309)	$15,911
Municipal securities	8,341	63	(41)	8,363
Other debt securities	973	—	(35)	938
Mortgage-backed securities	90,610	208	(495)	90,323
	$116,141	$274	$(880)	$115,535

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$18,279	$8	$(564)	$17,723
Municipal securities	8,182	16	(179)	8,019
Mortgage-backed securities	104,585	185	(1,090)	103,680
	$131,046	$209	$(1,833)	$129,422

At September 30, 2017, securities with a fair value totaling approximately $77,000,000 were pledged to secure public funds and securities sold under agreements to repurchase.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities, Continued

For the three and nine months ended September 30, 2017, there were available-for-sale securities sold with proceeds totaling $12,363,748 which resulted in gross gains realized of $145,288 and gross losses realized of $1,780. For the three and nine months ended September 30, 2016 there were available-for-sale securities sold with proceeds totaling $5,578,023 and $13,748,623 which resulted in gross gains realized of $18,224 and $199,587, respectively.

The amortized cost and estimated fair value of securities at September 30, 2017, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$2,173	$2,175
Due from one year to five years	11,607	11,374
Due from five years to ten years	8,311	8,206
Due after ten years	3,440	3,457
	25,531	25,212
Mortgage-backed securities	90,610	90,323
	$116,141	$115,535

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$6,110	$(113)	$7,804	$(196)	$13,914	$(309)
Municipal securities	1,839	(18)	1,305	(23)	3,144	(41)
Other debt securities	938	(35)	—	—	938	(35)
Mortgage-backed securities	32,389	(175)	16,881	(320)	49,270	(495)
	$41,276	$(341)	$25,990	$(539)	$67,266	$(880)

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$14,702	$(564)	$—	$—	$14,702	$(564)
Municipal securities	6,368	(179)	—	—	6,368	(179)
Mortgage-backed securities	67,063	(690)	8,948	(400)	76,011	(1,090)
	$88,133	$(1,433)	$8,948	$(400)	$97,081	$(1,833)

At September 30, 2017, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities, Continued

U.S. Government-sponsored enterprises: At September 30, 2017, 5 (or five) investment in U.S. GSE securities had unrealized losses. These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is more likely than not that the Bank will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at September 30, 2017.

Municipal securities: At September 30, 2017, 8 (or eight) investments in obligations of municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at September 30, 2017.

Other debt securities: At September 30, 2017, 1 (or one) investment in other debt securities had unrealized losses. The Bank believes the unrealized loss on this investment was caused by the interest rate environment and does not relate to the underlying credit quality of the issuer. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its amortized cost bases, which may be maturity, the Bank does not consider this investment to be other-than temporarily impaired at September 30, 2017.

Mortgage-backed securities: At September 30, 2017, 40 (or forty) investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem these investments to be other-than-temporarily impaired at September 30, 2017.

Note 4. Loans and Allowance for Loan Losses

Portfolio Segmentation:

At September 30, 2017 and December 31, 2016, loans are summarized as follows (in thousands):

	September 30, 2017			December 31, 2016
	PCI Loans	All Other Loans	Total	PCI Loans	All Other Loans	Total
Commercial real estate	$13,202	$434,418	$447,620	$14,943	$400,265	$415,208
Consumer real estate	6,143	193,561	199,704	9,004	178,798	187,802
Construction and land development	1,576	96,636	98,212	1,678	116,191	117,869
Commercial and industrial	1,085	118,697	119,782	1,568	83,454	85,022
Consumer and other	—	6,361	6,361	—	7,475	7,475
Total loans	22,006	849,673	871,679	27,193	786,183	813,376
Less: Allowance for loan losses	—	(5,393)	(5,393)	—	(5,105)	(5,105)
Loans, net	$22,006	$844,280	$866,286	$27,193	$781,078	$808,271

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

The composition of loans by loan classification for impaired and performing loan status at September 30, 2017 and December 31, 2016, is summarized in the tables below (amounts in thousands):

	September 30, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$434,300	$192,628	$96,089	$118,570	$6,361	$847,948
Impaired loans	118	933	547	127	—	1,725
	434,418	193,561	96,636	118,697	6,361	849,673
PCI loans	13,202	6,143	1,576	1,085	—	22,006
Total	$447,620	$199,704	$98,212	$119,782	$6,361	$871,679

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$400,146	$177,977	$115,326	$83,244	$7,475	$784,168
Impaired loans	119	821	865	210	—	2,015
	400,265	178,798	116,191	83,454	7,475	786,183
PCI loans	14,943	9,004	1,678	1,568	—	27,193
Total loans	$415,208	$187,802	$117,869	$85,022	$7,475	$813,376

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$2,543	$1,315	$565	$670	$125	$5,218
Impaired loans	—	100	—	75	—	175
Total	$2,543	$1,415	$565	$745	$125	$5,393

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

There was no allowance for PCI loans at September 30, 2017 or December 31, 2016.

The following tables detail the changes in the allowance for loan losses for the nine month period ending September 30, 2017 and year ending December 31, 2016, by loan classification (amounts in thousands):

	September 30, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,369	$1,382	$717	$520	$117	$5,105
Loans charged off	—	(110)	—	(18)	(106)	(234)
Recoveries of loans charged off	8	58	10	55	51	182
Provision (reallocation) charged to operating expense	166	85	(162)	188	63	340
Ending balance	$2,543	$1,415	$565	$745	$125	$5,393

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$1,906	$1,015	$627	$777	$29	$4,354
Loans charged off	—	(102)	(14)	(35)	(155)	(306)
Recoveries of charge-offs	45	76	22	58	68	269
Provision (reallocation) charged to operating expense	418	393	82	(280)	175	788
Ending balance	$2,369	$1,382	$717	$520	$117	$5,105

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of September 30, 2017 and December 31, 2016 (amounts in thousands):

Non PCI Loans

	September 30, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$433,468	$191,969	$96,089	$117,633	$6,361	$845,520
Watch	828	727	—	898	—	2,453
Special mention	—	15	—	—	—	15
Substandard	122	850	547	166	—	1,685
Doubtful	—	—	—	—	—	—
Total	$434,418	$193,561	$96,636	$118,697	$6,361	$849,673

PCI Loans

	September 30, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$10,416	$4,473	$916	$851	$—	$16,656
Watch	841	1,081	648	14	—	2,584
Special mention	—	—	—	196	—	196
Substandard	1,945	589	12	—	—	2,546
Doubtful	—	—	—	24	—	24
Total	$13,202	$6,143	$1,576	$1,085	$—	$22,006
Total loans	$447,620	$199,704	$98,212	$119,782	$6,361	$871,679

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

The following tables present the aging of the recorded investment in loans as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017
	30-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and NonAccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$414	$—	$122	$536	$13,202	$433,882	$447,620
Consumer real estate	137	—	506	643	6,143	192,918	199,704
Construction and land development	—	—	547	547	1,576	96,089	98,212
Commercial and industrial	114	—	85	199	1,085	118,498	119,782
Consumer and other	31	3	—	34	—	6,327	6,361
Total	$696	$3	$1,260	$1,959	$22,006	$847,714	$871,679

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

Impaired Loans:

The following is an analysis of the impaired loan portfolio, excluding PCI loans, detailing the related allowance recorded as of September 30, 2017 and December 31, 2016 (amounts in thoudands):

				For the nine months ended
	At September 30, 2017			September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$118	$124	$—	$149	$7
Consumer real estate	309	314	—	398	11
Construction and land development	547	547	—	648	—
Commercial and industrial	42	42	—	44	2
Consumer and other	—	—	—	—	—
	1,016	1,027	—	1,239	20

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—	—
Consumer real estate	624	649	100	499	24
Construction and land development	—	—	—	—	—
Commercial and industrial	85	85	75	103	3
Consumer and other	—	—	—	—	—
	709	734	175	602	27
Total impaired loans	$1,725	$1,761	$175	$1,841	$47

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

Troubled Debt Restructurings:

At September 30, 2017 and December 31, 2016, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of September 30, 2017 and December 31, 2016, management had approximately, $42,000 and $608,000, respectively, in loans that met the criteria for restructured, which included approximately $0 and $442,000, respectively, of loans on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Troubled Debt Restructurings (continued):

There were no loans that were modified as troubled debt restructurings during the nine month period ended September 30, 2017.

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

Purchased Credit Impaired Loans:

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of is as follows (amounts in thousands):

	September 30, 2017	December 31, 2016
Commercial real estate	$16,036	$18,473
Consumer real estate	8,955	12,111
Construction and land development	1,920	2,553
Commercial and industrial	1,740	2,482
Consumer and other	—	—
Total loans	28,651	35,619
Less remaining purchase discount	(6,645)	(8,426)
Total loans, net of purchase discount	22,006	27,193
Less: Allowance for loan losses	—	—
Carrying amount, net of allowance	$22,006	$27,193

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Purchased Credit Impaired Loans (continued):

Activity related to the accretable yield on loans acquired with deteriorated credit quality is as follows for the three and nine months period ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Accretable yield, beginning of period	$8,475	$10,209	$8,950	$10,216
Additions	—	—	—	—
Accretion income	(1,061)	(661)	(2,731)	(1,876)
Reclassification to accretable	134	174	743	1,511
Other changes, net	460	(334)	1,046	(463)
Accretable yield	$8,008	$9,388	$8,008	$9,388

Note 5. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After one year of service the Company matches 100 percent of employee contributions up to 3 percent of compensation and 50 percent of employee contributions on the next 2 percent of compensation. The Company's contribution to the Plan for the three month period ending September 30, 2017 and 2016 respectively was $89,463 and $110,107 and for the nine month period ending September30, 2017 and 2016 respectively was $298,309 and $300,530

Stock Option Plans:

As of September 30, 2017, the Company had one currently active equity incentive plan administered by the Board of Directors, and three plans or programs, pursuant to which the Company has outstanding prior grants. These plans are described below:

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

A summary of the status of these stock option plans is presented in the following table:

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2016	717,524	$10.57
Exercised	(505,712)	9.64
Forfeited	(24,496)	19.90
Outstanding at September 30, 2017	187,316	$11.85

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2015	817,414	$10.62
Exercised	(89,556)	8.98
Forfeited	(10,334)	28.49
Outstanding at December 31, 2016	717,524	$10.57

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Employee Benefit Plans, Continued

Stock Option Plans (continued):

Information pertaining to options outstanding at September 30, 2017, is as follows:

	Options Outstanding			Options Exercisable
		Weighted- Average Remaining	Weighted- Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
6.60	38,250	4.4 years	6.60	38,250	6.60
6.80	16,875	3.4 years	6.80	16,875	6.80
9.48	26,875	5.4 years	9.48	26,875	9.48
9.60	35,625	6.4 years	9.60	35,625	9.60
11.67	2,000	3.3 years	11.67	2,000	11.67
14.40	12,805	1.4 years	14.40	12,805	14.40
15.05	41,720	8.0 years	15.05	18,265	15.05
31.96	13,166	0.4 years	31.96	13,166	31.96
Outstanding, end of period	187,316	5.1 years	11.85	163,861	11.40

The Company recognized stock option-based compensation expense of $23,718 and $33,000 for the three months ended September 30, 2017 and September 30, 2016, respectively and $74,248 and $99,635 for the nine months ended September 30, 2017 and September 30, 2016, respecitvely. For the nine months period ended September 30, 2017, direct stock grant expense issued to local advisory board members of $31,791 was included in salary and employee benefits expense. There was no direct grant stock grant expense for the nine months period ended September 30, 2016. The total fair value of shares underlying the options which vested during the nine months period ended September 30, 2017 and September 30, 2016 was $348,124 and $84,010 , respectively. There were no income tax benefits recognized for the exercise of options for the periods ended September 30, 2017 and September 30, 2016, respectively.

The intrinsic value of options exercised during the period ended September 30, 2017 was $5,451,319. The aggregate intrinsic value of total options outstanding and exercisable options at September 30, 2017 was $2,390,463 and $2,179,133, respectively. Cash received from options exercised under all share-based payment arrangements for the period ended September 30, 2017 was $4,873,757.

Information related to non-vested options for the period ended September 30, 2017, is as follows:

	Number	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2016	47,970	$12.31
Granted	—	—
Vested	(14,469)	12.31
Forfeited/expired	(10,046)	12.31
Nonvested at September 30, 2017	23,455	$12.31

As of September 30, 2017 , there was approximately $282,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.0 year. There were no stock options granted during the nine month period ended September 30, 2017.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Employee Benefit Plans, Continued

Restricted Stock Awards:

On August 4, 2017, the the Board of Directors of the Company made grants of 27,500 shares of restricted stock under the Company’s 2015 Stock Incentive Plan to certain executives of the Company.  The restricted shares of stock, which are subject to the terms of a Restricted Stock Grant Agreement between the Company and each recipient, will fully vest on the fifth anniversary of the grant date.  Prior to vesting, the recipient will be entitled to vote the shares and receive dividends, if any, declared by the Company with respect to its common stock.  Compensation expense for restricted stock is based on the fair value of the restricted stock awards at the time of the grant, which is equal to the market value of the Company’s common stock on the date of grant.  The value of the restricted stock grants that are expected to vest is amortized monthly into compensation expense over the five year vesting period.

The restricted shares had a fair value of $24.58 per share on the date of issuance.  For the three and nine months ended September 30, 2017, compensation expense of $22,532 was recognized related to non-vested restricted stock awards. There was no compensation expense related to these awards in 2016. As of September 30, 2017, there was $653,418 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan.

The following table summarizes activity relating to non-vested restricted stock awards:

Number
Balance at December 31, 2016	—
Granted	27,500
Forfeited	—
Vested	—
Balance at September 30, 2017	27,500
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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Commitments and Contingent Liabilities, Continued

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at September 30, 2017 is as follows:

Commitments to extend credit	$166.8	million
Standby letters of credit	$3.2	million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at September 30, 2017 will not have a material effect on SmartFinancial’s consolidated financial statements.

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

Measurements of Fair Value:

Assets and liabilities recorded at fair value on a recurring basis are as follows (in thousands):

	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$15,911	$—	$15,911	$—
Mortgage-backed securities	90,323	—	90,323	—
Other debt securities	938	—	938	—
Municipal securities	8,363	—	8,363	—
Total securities available-for-sale	$115,535	$—	$115,535	$—

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

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$534	$—	$—	$534
Foreclosed assets	2,888	—	—	2,888

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$239	$—	$—	$239
Foreclosed assets	2,386	—	—	2,386

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016, the significant unobservable inputs used in the fair value measurements are presented below (in thousands).

	Balance as of September 30, 2017	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$534	Appraisal	Appraisal Discounts	24.7%
Foreclosed assets	2,888	Appraisal	Appraisal Discounts	19.3%

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Fair Value Disclosures, Continued

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$84,098	$84,098	$68,748	$68,748
Securities available for sale	115,535	115,535	129,422	129,422
Restricted investments	6,081	N/A	5,628	N/A
Loans, net	866,286	855,882	808,271	803,057

Liabilities:
Noninterest-bearing demand deposits	185,386	185,386	153,483	153,483
Interest-bearing demand deposits	156,953	156,953	162,702	162,702
Money Market and Savings deposits	306,357	306,357	274,605	274,605
Time deposits	311,490	311,755	316,275	316,734
Securities sold under agreements to repurchase	26,542	26,542	26,622	26,622
Federal Home Loan Bank advances and other borrowings	6,000	6,000	18,505	18,505

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8.    Small Business Lending Fund

In connection with the Company's merger with Legacy SmartFinancial, Inc. in 2105, the company assumed Legacy SmartFinancial's obligations under that certain stock purchase agreement with the U.S. Department of the Treasury and issued 12,000 shares of preferred stock at $1,000 per share under the Small Business Lending Fund Program (the "SBLF Program").The Company paid cash dividends at a one percent rate or $120,000 for the year ended December 31, 2015 on the preferred shares. On February 4, 2016 the dividend rate for the preferred shares increased to nine percent and as a result the company incurred preferred stock dividends of $1,022,000 for the year ended December 31, 2016 .

On January 30, 2017, the Company completed a public offering of 2,010,084 shares of its common stock with the net proceeds to the Company of approximately $33.2 million. On March 6, 2017 the Company used proceeds from the offering to redeem the $12 million of preferred stock and pay the $195 thousand accrued dividend.

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

The assets and liabilities as of the effective date of the transaction were recorded at their respective estimated fair values. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill.

In the periods following the acquisition, the financial statements will include the results attributable to the Cleveland branch purchase beginning on the date of purchase. For the nine months period ended September 30, 2017, the revenues and net income attributable to the Cleveland branch were $308,854 and $92,598, respectively. It is impracticable to determine the pro-forma impact to the 2016 revenues and net income if the acquisition had occurred on January 1, 2016 as the Company does not have access to those records for a single branch.

The following table details the financial impact of the transaction, including the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

Allocation of Purchase Price (amounts in thousands)
Total consideration in cash	$1,183
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	133
Loans	24,073
Premises and equipment	2,839
Core deposit intangible	310
Prepaid and other assets	77
Deposits	(26,888)
Payables and other liabilities	(21)
Total fair value of net assets acquired	523
Goodwill	$660

As of September 30, 2017 there have not been any changes to the initial fair values recorded as part of the business combination.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the third quarter and the first nine months of 2017:

•
Net income available to common shareholders totaled $1.7 million, or $0.20 per diluted common share, during the third quarter of 2017 compared to $1.3 million, or $0.22 per diluted common share, during the third quarter of 2016.

•
Closed acquisition of Cleveland, Tennessee branch, purchasing approximately $24.4 million in loans and assuming $26.8 million in deposits, in book value, resulting in approximately $1.0 million in intangible assets.

•	Annualized return on average assets was 0.61 percent for first nine months of 2017, compared to 0.55 percent for the same period in 2016.

•	Gross loan growth of $58.3 million for first nine months of 2017, including loans purchased in 2017 which had a net carrying of approximately $20.6 million at quarter end.

•	Net interest margin, taxable equivalent, of 4.13 percent for first nine months of 2017, up from 4.06 percent for the same period in 2016.

•	.

•	Asset quality remains outstanding with nonperforming assets to total assets of just 0.37 percent.

•	Prepared for November 1 acquisition of Capstone Bancshares, Inc. of Tuscaloosa, Alabama, after which the Company will have assets in excess of $1.6 billion.

Analysis of Results of Operations

Third quarter of 2017 compared to 2016

Net income was $1.7 million in the third quarter of 2017, which was up from $1.6 million in the third quarter of 2016. Net income available to common shareholders was $1.7 million, or $0.20 per diluted common share, in the third quarter of 2017, compared to $1.3 million, or $0.22 per diluted common share, in the third quarter of 2016. Net interest income to average assets of 3.81 percent in the third quarter of 2017 was up from 3.76 percent in the third quarter of 2016 as the average earning asset balances and yields increased compared to the prior year. Noninterest income to average assets of 0.43 percent was down from 0.47 percent in the third quarter of 2016. Noninterest expense to average assets increased from 3.13 percent in the third quarter of 2016 to 3.33 percent in third quarter of 2017 primarily due to higher salaries and employee benefits and merger and conversion costs.

The first nine months of 2017 compared to 2016

Net income was $5.0 million in the first nine months of 2017, which was up from $4.2 million in the first nine months of 2016. Net income available to common shareholders was $4.8 million, or $0.59 per diluted common share, in the first nine months of 2017, an increase from $3.4 million, or $0.56 per diluted common share, in the first nine months of 2016. Net interest income to average assets of 3.81 percent in the first nine months of 2017 was up from 3.76 percent in the first nine months of 2016 as the average earning asset balances and yields increased compared to the prior year. Noninterest income to average assets of 0.42 percent was down from 0.43 percent in the first nine months of 2016. Noninterest expense to average assets increased from 3.24 percent in the first nine months of 2016 to 3.26 percent in first nine months of 2017 primarily due to to higher salaries and employee benefits and merger and conversion costs.

Net Interest Income and Yield Analysis

Third quarter of 2017 compared to 2016

Net interest income, taxable equivalent, improved to $10.9 million in the third quarter of 2017 from $9.7 million in the third quarter of 2016. The increase in net interest income was primarily due to increases in loan balances and increases in the yields of the loan and securities portfolios. Average earning assets increased from $953.7 million in the third quarter of 2016 to $1,042.3 million in the third quarter of 2017. Over this period, average loan balances increased by $79.8 million primarily as a result of organic growth. In addition, average interest-bearing deposits increased by $67.1 million and average noninterest-bearing deposits increased $31.8 million, a result of organic growth combined with the acquired deposits. Net interest income to average assets of 3.81 percent for the third quarter in 2017 was up from 3.76 percent during the same period in 2016. Net interest margin, taxable equivalent, was 4.17 percent in the quarter, compared to 4.03 percent a year ago as a result a higher percentage of average interest-earning assets to average interest-bearing liabilities and increases in the yield on earning assets. The yield on earning assets increased from 4.48 percent a year ago to 4.70 percent in the quarter due to higher loan balances and higher yields on loans and securities.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$868,352	$11,496	5.25%	$788,585	$10,112	5.09%
Investment securities and interest-bearing due from banks (2)	142,089	757	2.11%	159,683	615	1.53%
Federal funds and other	31,864	86	1.07%	5,442	51	3.72%
Total interest-earning assets	1,042,305	12,339	4.70%	953,710	10,778	4.48%
Noninterest-earning assets	96,147			66,735
Total assets	$1,138,452			$1,020,445

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$153,838	$118	0.30%	$147,102	$73	0.20%
Money market and savings deposits	329,933	519	0.62%	268,307	283	0.42%
Time deposits	311,668	736	0.94%	312,889	709	0.90%
Total interest-bearing deposits	795,439	1,373	0.68%	728,298	1,065	0.58%
Securities sold under agreement to repurchase	20,589	15	0.29%	22,471	17	0.30%
Federal Home Loan Bank advances and other borrowings	381	5	5.21%	11,187	17	0.60%
Total interest-bearing liabilities	816,409	1,393	0.68%	761,956	1,099	0.57%
Noninterest-bearing deposits	179,968			148,178
Other liabilities	5,978			6,194
Total liabilities	1,002,355			916,328
Stockholders’ equity	136,097			104,117
Total liabilities and stockholders’ equity	$1,138,452			$1,020,445

Net interest income, taxable equivalent		$10,946			$9,679
Interest rate spread (3)			4.02%			3.91%
Tax equivalent net interest margin (4)			4.17%			4.03%

Percentage of average interest-earning assets to average interest-bearing liabilities			127.67%			125.17%
Percentage of average equity to average assets			11.95%			10.20%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $624 thousand and $556 thousand for the quarters ended September 30, 2017 and 2016, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $5 thousand for the period ended September 30, 2017 and $1 thousand for the period ended September 30, 2016.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $17 thousand for the period ended September 30, 2017 and $13 thousand for the period ended September 30, 2016.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

The first nine months of 2017 compared to 2016

Net interest income, taxable equivalent, improved to $31.1 million in the first nine months of 2017 from $28.5 million in the first nine months of 2016. The increase in net interest income was primarily due to increases in average loan balances and higher yields on securities. Average earning assets increased from $936.4 million in the first nine months of 2016 to $1,004.9 million in the first nine months of 2017. Over this period, average loan balances increased by $80.0 million primarily as a result of organic growth. In addition, average interest-bearing deposits increased by $38.6 million and average noninterest-bearing deposits increased $27.7 million, a result of organic growth combined with the acquired deposits. Net interest income to average assets of 3.81 percent in the first nine months of 2017 was up from 3.76 percent in the first nine months of 2016 due to increases in the net interest spread and higher interest earning assets to interest bearing liabilites. Net interest margin, taxable equivalent, was 4.13 percent in the first nine months of 2017, compared to 4.06 percent a year ago due to higher yields on earning assets and increases in the balances of noninterest bearing deposits. The yield on earning assets increased from 4.51 percent a year ago to 4.64 percent due to higher loan balances and higher yields on securities.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$838,388	$32,463	5.18%	$758,420	$29,450	5.19%
Investment securities and interest-bearing due from banks (2)	147,411	2,141	1.94%	171,356	2,023	1.58%
Federal funds and other	19,089	237	1.66%	6,655	165	3.31%
Total interest-earning assets	1,004,888	34,841	4.64%	936,431	31,638	4.51%
Noninterest-earning assets	82,746			69,202
Total assets	$1,087,634			$1,005,633

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$156,473	$326	0.28%	$150,495	$208	0.18%
Money market and savings deposits	302,185	1,271	0.56%	253,000	854	0.45%
Time deposits	306,400	2,115	0.92%	322,935	1,977	0.82%
Total interest-bearing deposits	765,058	3,712	0.65%	726,430	3,039	0.56%
Securities sold under agreement to repurchase	19,732	47	0.32%	21,155	49	0.31%
Federal Home Loan Bank advances and other borrowings	3,744	32	1.14%	15,311	91	0.79%
Total interest-bearing liabilities	788,534	3,791	0.64%	762,896	3,179	0.56%
Noninterest-bearing deposits	162,525			134,777
Other liabilities	3,744			5,209
Total liabilities	954,803			902,882
Stockholders’ equity	132,831			102,751
Total liabilities and stockholders’ equity	$1,087,634			$1,005,633

Net interest income, taxable equivalent		$31,050			$28,459
Interest rate spread (3)			4.00%			3.95%
Tax equivalent net interest margin (4)			4.13%			4.06%

Percentage of average interest-earning assets to average interest-bearing liabilities			127.44%			122.75%
Percentage of average equity to average assets			12.21%			10.22%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $1.8 million and $1.9 million for the first nine months ended September 30, 2017 and 2016, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $14 thousand for the period ended September 30, 2017 and $12 thousand for the period ended September 30, 2016.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $48 thousand for the period ended September 30, 2017 and $39 thousand for the period ended September 30, 2016.

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

Third quarter of 2017 compared to 2016

Net interest income, taxable equivalent, increased by $1.3 million between the quarters ended September 30, 2017 and 2016. The following is an analysis of the changes in net interest income comparing the changes attributable to days those attributable to rates and those attributable to volumes (in thousands):

	Three Months Ended September 30,
	2017	Compared to	2016
	Increase (decrease) due to
	Rate	Volume	Net
Interest-earning assets:
Loans (1)	$361	$1,023	$1,384
Investment securities and interest-bearing due from banks (2)	210	(68)	142
Federal funds and other	(213)	248	35
Total interest-earning assets	358	1,203	1,561

Interest-bearing liabilities:
Interest-bearing demand deposits	42	3	45
Money market and savings deposits	171	65	236
Time deposits	30	(3)	27
Total interest-bearing deposits	243	65	308
Securities sold under agreement to repurchase	(1)	(1)	(2)
Federal Home Loan Bank advances and other borrowings	4	(16)	(12)
Total interest-bearing liabilities	246	48	294
Net interest income	$112	$1,155	$1,267

(1)
Loans include nonaccrual loans.Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $5 thousand for the period ended September 30, 2017 and $1 thousand for the period ended September 30, 2016.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $17 thousand for the period ended September 30, 2017 and $13 thousand for the period ended September 30, 2016.

The first nine months of 2017 compared to 2016

Net interest income, taxable equivalent, increased by $2.6 million between the first nine months ended September 30, 2017 and 2016. The following is an analysis of the changes in net interest income comparing the changes attributable to days those attributable to rates and those attributable to volumes (in thousands):

	Nine Months Ended September 30,
	2017	Compared to		2016
	Increase (decrease) due to
	Rate	Days	Volume	Net
Interest-earning assets:
Loans (1)	$5	$(108)	$3,116	$3,013
Investment securities and interest-bearing due from banks (2)	409	(7)	(284)	118
Federal funds and other	(236)	(1)	309	72
Total interest-earning assets	178	(116)	3,141	3,203

Interest-bearing liabilities:
Interest-bearing demand deposits	111	(1)	8	118
Money market and savings deposits	254	(3)	166	417
Time deposits	247	(7)	(102)	138
Total interest-bearing deposits	612	(11)	72	673
Securities sold under agreement to repurchase	1	—	(3)	(2)
Federal Home Loan Bank advances and other borrowings	10	—	(69)	(59)
Total interest-bearing liabilities	623	(11)	—	612
Net interest income	$(445)	$(105)	$3,141	$2,591

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $1.8 million and $1.9 million for the first nine months ended September 30, 2017 and 2016, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $14 thousand for the period ended September 30, 2017 and $12 thousand for the period ended September 30, 2016.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $48 thousand for the period ended September 30, 2017 and $39 thousand for the period ended September 30, 2016.

Noninterest Income

Third quarter of 2017 compared to 2016

Noninterest income totaled $1.2 million in the third quarter of 2017, compared to $1.2 million in the third quarter of 2016. Noninterest income to average assets of 0.43 percent for the quarter was down from 0.47 percent in 2016 primarily due to losses instead of gains on the sale of foreclosed assets.

	Three months ended September 30,
(Dollars in thousands)	2017	2016
Service charges and fees on deposit accounts	$294	$296
Gain on sale of securities	144	18
Gain on sale of loans and other assets	224	287
Gain (loss) on sale of foreclosed assets	(27)	131
Other noninterest income	585	472
Total noninterest income	$1,220	$1,204

The first nine months of 2017 compared to 2016

Noninterest income totaled $3.4 million in the first nine months of 2017, compared to $3.2 million in the first nine months of 2016. Noninterest income to average assets of 0.42 percent was down from 0.43 percent in the first nine months of 2016 primarily due to higher losses on the sale of foreclosed assets. Charges and fees on deposit accounts were unchanged from a year ago. Gains on the sale of loans, which includes mortgage and SBA loans, were $910 thousand, up from $706 thousand a year ago.

	Nine months ended September 30,
(Dollars in thousands)	2017	2016
Service charges and fees on deposit accounts	$850	$851
Gain on sale of securities	143	200
Gain on sale of loans and other assets	910	706
Gain (loss) on sale of foreclosed assets	(42)	185
Other noninterest income	1,543	1,294
Total noninterest income	$3,404	$3,236

Noninterest Expense

Third quarter of 2017 compared to 2016

Noninterest expense totaled $9.5 million in the third quarter of 2017 compared to $8.0 million in the third quarter of 2016. Noninterest expense to average assets decreased from 3.13 percent a year ago to 3.33 percent in the quarter. The increase in noninterest expense compared to the prior year was primarily due to higher salary and employee benefit expenses and merger and conversion costs of $303 thousand for the third quarter of 2017, which is included in other operating expenses.

	Three months ended September 30,
(Dollars in thousands)	2017	2016
Salaries and employee benefits	$5,035	$4,312
Net occupancy and equipment expense	1,114	965
Depository insurance	102	153
Foreclosed assets	20	79
Advertising	177	179
Data processing	483	450
Professional services	472	559
Amortization of intangible assets	78	80
Service contracts	363	272
Other operating expenses	1,703	1,001
Total noninterest expense	$9,547	$8,050

The first nine months of 2017 compared to 2016

Noninterest expense totaled $26.5 million in the first nine months of 2017 compared to $24.5 million in the first nine months of 2016. Noninterest expense to average assets increased from 3.24 percent a year ago to 3.26 percent in the during the period. The increase in noninterest expense compared to the prior year was primarily due higher salary and employee benefit expenses and merger and conversion costs merger and conversion costs of $723 thousand for the first nine months of 2017, which is included in other operating expenses.

	Nine months ended September 30,
(Dollars in thousands)	2017	2016
Salaries and employee benefits	$14,472	$13,293
Net occupancy and equipment expense	3,054	3,120
Depository insurance	316	440
Foreclosed assets	30	199
Advertising	471	537
Data processing	1,292	1,333
Professional services	1,483	1,565
Amortization of intangible assets	192	267
Service contracts	972	873
Other operating expenses	4,239	2,847
Total noninterest expense	$26,521	$24,474

Taxes

Third quarter of 2017 compared to 2016

In the third quarter of 2017 income tax expense totaled $882 thousand compared to $947 thousand a year ago. The effective tax rate was approximately 37.0 percent a year ago compared to approximately 34.4 percent in the third quarter of 2017.

The first nine months of 2017 compared to 2016

In the first nine months of 2017 income tax expense totaled $2.6 million compared to $2.4 million a year ago. The effective tax rate was approximately 36.6 percent a year ago compared to approximately 33.9 percent in the first nine months of 2017.

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $866.3 million at September 30, 2017 and $808.3 million at December 31, 2016. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential fixed rate mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic net loans increased by $87.8 million, or 14.3 percent, from December 31, 2016, to $699.7 million at September 30, 2017 as we continue to originate well underwritten loans. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed since purchase.

Purchased Loans

Purchased non-credit impaired loans of $144.6 million at September 30, 2017 were down from $169.2 million at December 31, 2016 as a result of loan payoffs and renewals. Since December 31, 2016, our net purchased credit impaired (“PCI”) loans decreased by $5.2 million to $22.0 million at September 30, 2017. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or our future acquisition activity.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	September 30, 2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$344,282	$90,136	$13,202	$447,620	51.4%
Consumer real estate-mortgage	154,974	38,587	6,143	199,704	22.9%
Construction and land development	92,381	4,255	1,576	98,212	11.3%
Commercial and industrial	107,930	10,767	1,085	119,782	13.7%
Consumer and other	5,546	815	—	6,361	0.7%
Total gross loans receivable, net of deferred fees	705,113	144,560	22,006	871,679	100.0%
Allowance for loan and lease losses	(5,393)	—	—	(5,393)
Total loans, net	$699,720	$144,560	$22,006	$866,286

	December 31, 2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$297,689	$102,576	$14,943	$415,208	51.0%
Consumer real estate-mortgage	135,923	42,875	9,004	187,802	23.1%
Construction and land development	108,390	7,801	1,678	117,869	14.5%
Commercial and industrial	68,235	15,219	1,568	85,022	10.5%
Consumer and other	6,786	689	—	7,475	0.9%
Total gross loans receivable, net of deferred fees	617,023	169,160	27,193	813,376	100.0%
Allowance for loan and lease losses	(5,105)	—	—	(5,105)
Total loans, net	$611,918	$169,160	$27,193	$808,271

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year.

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$39,118	$233,750	$174,752	$447,620	$273,157	$135,345
Consumer real estate-mortgage	21,869	87,451	90,384	199,704	98,305	79,530
Construction and land development	24,512	38,087	35,613	98,212	38,322	35,378
Commercial and industrial	27,234	64,464	28,084	119,782	80,608	11,940
Consumer and other	2,913	2,782	666	6,361	2,038	1,410
Total Loans	$115,646	$426,534	$329,499	$871,679	$492,430	$263,603

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.14 percent as of September 30, 2017, which was down from 0.26 percent as of December 31, 2016. Total nonperforming assets as a percentage of total assets as of September 30, 2017 totaled 0.37 percent compared to 0.42 percent as of December 31, 2016. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless the pools are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets for the periods presented.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Nonaccrual loans	$1,260	$1,415
Accruing loans past due 90 days or more (1)	3	699
Total nonperforming loans	1,263	2,114
Foreclosed assets	2,888	2,386
Total nonperforming assets	$4,151	$4,500

Restructured loans not included above	$42	$166
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At September 30, 2017 potential problem loans amounted to approximately $471 thousand or 0.05 percent of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of September 30, 2017 and December 31, 2016, our allowance for loan losses was $5.4 million and $5.1 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in 2017 as compared to 2016 is the result of increases in the organic loan portfolio. Our allowance for loan loss as a percentage of total loans has decreased slightly from 0.63 percent at December 31, 2016 to 0.62 percent at September 30, 2017. As a percentage of organic loans the allowance for loan losses decreased from 0.83 percent at December 31, 2016 to 0.76 percent at September 30, 2017.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. As of September 30, 2017 the balance on PCI loans was $28.7 million while the carrying value was $22.0 million. These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount to determine if additional provisioning should be recognized. At September 30, 2017, there were no allowances on PCI loans.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans as of September 30, 2017 and December 31, 2016 and the percentage of loans in each category to total loans (in thousands):

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$2,543	47.2%	$2,369	46.4%
Consumer real estate-mortgage	1,415	26.2%	1,382	27.1%
Construction and land development	565	10.5%	717	14.0%
Commercial and industrial	745	13.8%	520	10.2%
Consumer and other	125	2.3%	117	2.3%
Total allowance for loan losses	$5,393	100.0%	$5,105	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans offset by improvements of our loan portfolio and the reduction of nonperforming loans and net charge-offs, which is largely influenced by the overall improvement in the economies in our market areas. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans were approximately $4 thousand at December 31, 2016 compared to $175 thousand at September 30, 2017.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods ended September 30, 2017 and December 31, 2016 including the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	September 30, 2017	December 31, 2016
Balance at beginning of period	$5,105	$4,354
Provision for loan losses	340	788
Charged-off loans:
Commercial real estate-mortgage	—	—
Consumer real estate-mortgage	(110)	(102)
Construction and land development	—	(14)
Commercial and industrial	(18)	(35)
Consumer and other	(106)	(155)
Total charged-off loans	(234)	(306)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	8	45
Consumer real estate-mortgage	58	76
Construction and land development	10	22
Commercial and industrial	55	58
Consumer and other	51	68
Total recoveries of previously charged-off loans	182	269
Net charge-offs	(52)	(37)
Balance at end of period	$5,393	$5,105

Ratio of allowance for loan losses to total loans outstanding at end of period	0.62%	0.63%
Ratio of net charge-offs (recoveries) to average loans outstanding for the period	0.01%	—%

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

Investment Portfolio

Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to fair values of $115.5 million and $129.4 million at September 30, 2017 and December 31, 2016, respectively. Our investments to assets ratio decreased from 12.2 percent at December 31, 2016 to 10.2 percent at September 30, 2017 as we reduced reinvestments when the five year treasury rate, and other fixed income investments of a similar term, fell during the quarter. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the amortized cost of the Company’s investment securities. In the periods ended September 30, 2017 and December 31, 2016 all investment securities were classified as available for sale.

Book Value of Investment Securities
(in thousands)	September 30, 2017	December 31, 2016
U.S. Government agencies	$16,217	$18,279
State and political subdivisions	8,341	8,182
Mortgage-backed securities	90,610	104,585
Other debt securities	973	—
Total securities	$116,141	$131,046

The following table presents the contractual maturity of investment securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis).  The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Contractual Maturity of Investment Securities
September 30, 2017
(in thousands)	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
U.S. Government agencies	$1,995	$11,000	$3,222	$—	$16,217
State and political subdivisions	178	607	4,116	3,440	8,341
Mortgage-backed securities	—	6,076	28,474	56,060	90,610
Other debt securities	—	—	973	—	973
Total securities available for sale	$2,173	$17,683	$36,785	$59,500	$116,141
Weighted average yield (1)	1.55%	1.75%	1.94%	2.08%	2.00%
(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2017, brokered deposits represented approximately 10.3 percent of total deposits.

Over the last two years the overall mix of average deposits has shifted to a higher percentage of noninterest-bearing and money market and savings deposits, with reductions in the percentage of deposits held in interest-bearing demand accounts. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three and nine months ended September 30, 2017 was 0.68 percent and 0.65 percent, compared to 0.58 percent and 0.56 percent for the same period in 2016. The increase in the costs were due to changes in deposit mix and higher rates on interest-bearing deposit accounts.

Total deposits as of September 30, 2017 were $960.2 million, which was an increase of $53.1 million from December 31, 2016. As of September 30, 2017 the Company had outstanding time deposits under $100,000 with balances of $131.6 million, time deposits over $100,000 with balances of $179.7 million, and a fair value premium for time deposits of approximately $158 thousand.

The following table summarizes the maturities of time deposits $100,000 or more as of September 30, 2017.

Remaining maturity: (Dollars in thousands)	September 30, 2017
Three months or less	$41,770
Three to six months	97,105
Six to twelve months	28,063
More than twelve months	12,745
Total	$179,683

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. There were $6.0 million in short-term borrowings at September 30, 2017. Short-term borrowings totaled $18.5 million at December 31, 2016 comprised of $5 million in FHLB advances maturing within twelve months and the remainder consisted of Federal Funds purchased. There was no long-term debt outstanding at September 30, 2017 or December 31, 2016.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At September 30, 2017 and December 31, 2016, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

Liquidity and Off-Balance Sheet Arrangements

At September 30, 2017, we had $166.8 million of pre-approved but unused lines of credit and $3.2 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

Market Risk and Liquidity Risk Management

The Bank’s Asset Liability Management Committee (“ALCO”) is responsible for making decisions regarding liquidity and funding solutions based upon approved liquidity, loan, capital and investment policies. The ALCO must consider interest rate sensitivity and liquidity risk management when rendering a decision on funding solutions and loan pricing. To assist in this process the Bank has contracted with an independent third party to prepare quarterly reports that summarize several key asset-liability measurements. In addition, the third party will also provide recommendations to the Bank’s ALCO regarding future balance sheet structure, earnings and liquidity strategies. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management. We do not believe there have been any material changes to the Company’s interest rate sensitivity or liquidity risk from December 31, 2016 to the period ended September 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to SmartFinancial (including its consolidated subsidiaries) required to be included in SmartFinancial’s periodic filings under the Exchange Act.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On October 31, 2017, SmartFinancial entered into a Loan Agreement (the “Loan Agreement”) with CapStar Bank (the “Lender”), providing for a revolving line of credit in an amount up to $15,000,000 (the “Revolving Line of Credit”). SmartFinancial borrowed $10,000,000 under the Revolving Line of Credit on October 31, 2017, with the borrowings to be used to fund a portion of the cash consideration payable in the merger with Capstone Bancshares, Inc. ("Bancshares") to holders of Bancshares Class A voting common stock and general corporate purposes. SmartFinancial may borrow and re-borrow under the Revolving Line of Credit until January 15, 2019, after which time there can be no further advances under the Revolving Line of Credit. The Revolving Line of Credit will convert to a term loan (the “Term Loan”) on January 16, 2019.

Borrowings under the Revolving Line of Credit and the Term Loan will be subject to a floating interest rate of the Lender’s prime rate minus 0.25%, subject to a floor of 3.50%. Interest on the Revolving Line of Credit and the Term Loan will be payable quarterly in arrears on January 15, April 15, July 15, and October 15. Additionally, upon conversion of the Revolving Line of Credit to the Term Loan, SmartFinancial must pay quarterly principal amortization payments of $262,500 on each interest payment date in 2019, quarterly principal amortization payments of $287,500 on each interest payment date in 2020, quarterly principal amortization payments of $312,500 on each interest payment date in 2021, and quarterly principal amortization payments of $337,500 for the first three fiscal quarters in 2022. The scheduled principal amortization payments are based on the assumption that the Revolving Line of Credit is fully drawn at the time it converts to the Term Loan, and the required payments will be reduced on a pro-rata basis relative to the amount of the Revolving Line of Credit if the Revolving Line of Credit is not fully drawn at such time. The Term Loan will mature on October 15, 2022, at which time all outstanding amounts under the Loan Agreement will become due and payable.

In connection with entering into the Loan Agreement, SmartFinancial executed in favor of the Lender a Line of Credit Note (the “Line of Credit Note”) dated as of October 31, 2017.

The Loan Agreement contains customary representations, warranties and covenants for a revolving line of credit that converts to a term loan, including certain financial covenants and capital ratio requirements. Pursuant to the Loan Agreement, no financial institution subsidiary of SmartFinancial (a “Financial Institution Subsidiary”) may permit its non-performing assets to exceed 3.25% of its total assets at the end of a fiscal quarter. Each Financial Institution Subsidiary must not permit its Texas ratio (nonperforming assets divided by the sum of tangible equity plus the allowance for loan and lease losses) to exceed 35.00% at the end of a fiscal quarter and must not permit its liquidity ratio to be less than 9.00% at the end of a fiscal quarter (or less than 10.00% for two consecutive fiscal quarters). Each Financial Institution Subsidiary must not permit its return on average assets to be less than 0.45% at the end of a fiscal quarter through September 30, 2018, and not less than 0.50% at the end of a fiscal quarter from December 31, 2018 and thereafter. In addition, SmartFinancial will not permit its debt service coverage ratio to be less than 1.25:1.00 as of June 30 or December 31 of a fiscal year (commencing December 31, 2017).

The Loan Agreement contains customary and commercially reasonable events of default, such as non-payment, failure to perform any covenant or agreement, breach of any representation or warranty, failure to pay other material indebtedness, bankruptcy, insolvency, any ERISA event, any material judgment, any material adverse effect, any change in control, any failure to be insured by the FDIC or any action by a governmental or regulatory authority, etc. The Lender has the right to accelerate the indebtedness upon an event of default. Additionally, under the Loan Agreement, SmartFinancial may not, and may not permit any of its subsidiaries to, pay dividends on its stock if an event of default has occurred and is continuing or would be caused by such payment.

The obligations of SmartFinancial under the Loan Agreement are secured by a pledge of all of the capital stock of SmartBank pursuant to a Stock Pledge and Security Agreement dated as of October 31, 2017, between SmartFinancial and the Lender (the “Pledge Agreement”). In the event of a default by SmartFinancial under the Loan Agreement, the Lender may terminate the commitments made under the Loan Agreement, declare all amounts outstanding to be payable immediately, and exercise or pursue any other remedy permitted under the Loan Agreement or the Pledge Agreement or conferred upon the Lender by law.
The descriptions contained herein of the Loan Agreement, the Line of Credit Note, and the Pledge Agreement are qualified in their entirety by reference to the terms of such documents, which are attached as Exhibits 2.2, 2.3, and 2.4, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of May 22, 2017, by and among SmartFinancial, Inc., SmartBank, Capstone Bancshares, Inc. and Capstone Bank(1)+
2.2	Loan Agreement, dated as of October 31, 2017, by and between SmartFinancial, Inc. and CapStar Bank+
2.3	Stock Pledge and Security Agreement, dated as of October 31, 2017, by and between SmartFinancial, Inc. and CapStar Bank
2.4	Line of Credit Note, dated as of October 31, 2017, executed by SmartFinancial, Inc. in favor of CapStar Bank
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 - Sarbanes-Oxley Act of 2002
101	Interactive Data Files

+     The Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K

(1)	Incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-k filed on May 23, 2017

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartFinancial, Inc.

Date:	November 14, 2017	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	November 14, 2017	/s/ Christopher Bryan Johnson
Christopher Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)