Form 10-K
period 2017-12-31
SMARTFINANCIAL INC.
filed 2018-03-16
CIK 1038773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________________

FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
Common Stock, $1.00 Par Value

Name of exchange where registered:
The NASDAQ Stock Market, LLC

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

As of June 30, 2017, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $169.4 million. As of March 1, 2018, there were 11,229,306 shares outstanding of the registrant’s common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2018, are incorporated by reference in Part III of this Form 10-K.

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

•
expected revenue synergies and cost savings from our recently completed acquisition of Capstone Bancshares, Inc. (“Capstone”) and the proposed acquisition Tennessee Bancshares (“Tennessee Bancshares”) may not be fully realized or may take longer than anticipated to be realized;

•	disruption from these merger with customers, suppliers or employees or other business partners’ relationships;

•	the risk of successful integration of the targets’ businesses with our business;

•	lower than expected revenue following these mergers;

•	SmartFinancial’s ability to manage the combined company’s growth following the mergers;

•	the possibility that the Tennessee Bancshares merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;

•	the dilution caused by SmartFinancial’s issuance of additional shares of its common stock in connection with the Capstone merger and the Tennessee Bancshares merger;

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

•	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio;

•	unanticipated credit deterioration in our loan portfolio or higher than expected loan losses within one or more segments of our loan portfolio;

•	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;

•	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;

•	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;

•	our ability to retain the services of key personnel; and

•	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

PART I

ITEM 1. BUSINESS

OVERVIEW

SmartFinancial, Inc. (“SmartFinancial” or the “Company”), formerly “Cornerstone Bancshares, Inc.,” was incorporated on September 19, 1983, under the laws of the State of Tennessee. SmartFinancial is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

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

SmartFinancial and Cornerstone Merger

In 2015, the Company operated under the name Cornerstone Bancshares, Inc., and it merged with legacy SmartFinancial, Inc. (“Legacy SmartFinancial”) (we refer to the merger as the “2015 merger”). Cornerstone Bancshares was the survivor of the 2015 merger, and immediately following that transaction, the company changed its name to “SmartFinancial, Inc.” and relocated its headquarters to Knoxville, Tennessee. Following the 2015 merger, we merged Cornerstone Community Bank with and into SmartBank, with SmartBank surviving the merger.

Capstone Merger

On May 22, 2017, the shareholders of the Company approved a merger with Capstone Bancshares, Inc. ("Capstone"), the one bank holding company of Capstone Bank, which was consummated on November 1, 2017. Capstone shareholders received either stock, cash, or a combination of stock and cash. After the merger, shareholders of SmartFinancial owned approximately 74 percent of the outstanding common stock of the combined entity on a fully diluted basis. The assets and liabilities of Capstone as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of SmartFinancial. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $38 million. As a result of the merger Company assets increased approximately $536 million and liabilities increased approximately $466 million. The merger had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the merger may not be comparable to financial results prior to the merger.

SBLF Preferred Stock

In connection with the 2015 merger, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with Legacy SmartFinancial, pursuant to which Legacy SmartFinancial assigned to the Company, and the Company assumed, all of Legacy SmartFinancial’s rights, responsibilities, and obligations under that certain Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of August 4, 2011, by and between The United States Secretary of the Treasury (“Treasury”) and Legacy SmartFinancial. The Securities Purchase Agreement was entered into by Legacy SmartFinancial in connection with its participation in Treasury’s Small Business Lending Fund Program.

Under the terms of the Securities Purchase Agreement, Legacy SmartFinancial sold 12,000 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A (“Legacy SmartFinancial SBLF Stock”), to Treasury for a purchase price of $12 million. Each share of Legacy SmartFinancial SBLF Stock was converted into one share of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (the “SBLF Preferred Stock”). On March 6, 2017, the Company redeemed the $12 million of preferred stock and paid $195 thousand in accrued dividends. More details about the SBLF Preferred Stock can be found in Note 16 in the “Notes to Consolidated Financial Statements.”

SmartBank

SmartBank (the "Bank") is a Tennessee-chartered commercial bank established in 2007 which has its principal executive offices in Pigeon Forge, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, consumer loans and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in obligations of the U.S. Government, U.S. Government agencies, and various states and their political subdivisions. In addition to deposits, sources of funds for the Bank’s loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.  At December 31, 2017, SmartBank had twenty-two full-service branches located in Tennessee, Alabama, and Florida, one loan production office, two mortgage loan production offices, and two service centers.

Employees

As of December 31, 2017, SmartFinancial had 343 full-time equivalent employees and SmartBank had 343 full-time equivalent employees. The employees are not represented by a collective bargaining unit. SmartFinancial believes that its relationship with its employees is good.

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

Competition

The markets in which we currently operate are very competitive. The Sevier County, Tennessee banking market, which is not in a MSA, is comprised of 10 financial institutions with approximately $2.4 billion in deposits in the market as of June 30, 2017, up from $2.2 billion at June 30, 2016.  As of June 30, 2017, approximately 79 percent of this deposit base was controlled by four local community banks which are headquartered in the county. At June 30, 2017, SmartBank had approximately 19.8 percent of the deposit market share in the county.

The Knoxville MSA banking market consists of 46 financial institutions with approximately $16.3 billion in deposits in the market as of June 30, 2017, unchanged from June 30, 2016.  As of June 30, 2017, approximately 57 percent of this deposit base was controlled by four financial institutions.   At June 30, 2017, SmartBank had approximately 0.7 percent of the deposit market share in the MSA.

The Bradley County, Tennessee banking market, which is not in a MSA, is comprised of 15 financial institutions with approximately $1.7 billion in deposits in the market as of June 30, 2017, which was unchanged from June 30, 2016.  As of June 30, 2017, approximately 67 percent of this deposit base was controlled by five financial institutions. At June 30, 2017, SmartBank had approximately 1.4 percent of the deposit market share in the county.

The Chattanooga MSA banking market consists of 28 financial institutions with approximately$9.7 billion in deposits in the market as of June 30, 2017, up from $9.2 billion at June 30, 2016.  As of June 30, 2017, approximately 56 percent of this deposit base was controlled by three large, multi-state banks headquartered outside of Chattanooga.  At June 30, 2017, SmartBank had approximately 3.1 percent of the deposit market share in the MSA.

The Tuscaloosa MSA banking market consists of 24 financial institutions with approximately $4.0 billion in deposits in the market as of June 30, 2017, up from $3.8 billion at June 30, 2016.  As of June 30, 2017, approximately 45 percent of this deposit base was controlled by three financial institutions.  At June 30, 2017, SmartBank had approximately 8.2 percent of the deposit market share in the MSA.

The Washington County, Alabama banking market, which is not in a MSA, is comprised of two financial institutions with approximately $167.9 million in deposits in the market as of June 30, 2017, which was up from $161.0 million on June 30, 2016.  At June 30, 2017, SmartBank had approximately 28.0 percent of the deposit market share in the county.

The Clarke County, Alabama banking market, which is not in a MSA, is comprised of 5 financial institutions with approximately $482 million in deposits in the market as of June 30, 2017, down from $485 million at June 30, 2016.  As of June 30, 2017, approximately 73 percent of this deposit base was controlled by two financial institutions. At June 30, 2017, SmartBank had approximately 3.5 percent of the deposit market share in the county.

The Daphne-Fairhope-Foley MSA banking market consists of 22 financial institutions with approximately $4.3 billion in deposits in the market as of June 30, 2017, up from $4.0 billion at June 30, 2016.  As of June 30, 2017, approximately 51 percent of this deposit base was controlled by five financial institutions.  At June 30, 2017, SmartBank had approximately 0.5 percent of the deposit market share in the MSA.

The Pensacola-Ferry Pass-Brent MSA banking market consists of 19 financial institutions with approximately $5.6 billion in deposits in the market as of June 30, 2017, up from $5.4 billion at June 30, 2016.  As of June 30, 2017, approximately 65 percent of this deposit base was controlled by five financial institutions.  At June 30, 2017, SmartBank had approximately 0.3 percent of the deposit market share in the MSA.

The Crestview-Fort Walton Beach-Destin MSA banking market is comprised of 18 financial institutions with approximately $5.2 billion in deposits in the market as of June 30, 2017, up from $4.9 billion at June 30, 2016.  As of June 30, 2017, approximately 28 percent of this deposit base was controlled by two financial institutions.  At June 30, 2017, SmartBank had approximately 1.1 percent of the deposit market share in the MSA.

The Panama City MSA banking market is comprised of 25 financial institutions with approximately $3.0 billion in deposits in the market as of June 30, 2017, up from $2.7 billion at June 30, 2016.  As of June 30, 2017, approximately 67 percent of this deposit base was controlled by five financial institutions.  At June 30, 2017, SmartBank had approximately 0.3 percent of the deposit market share in the MSA.

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

The Federal Reserve Board raised interest rates by 100 basis points since December 2016 after having held interest rates at almost zero over recent years. However, the consistently low rate environment has negatively impacted our net interest margin, notwithstanding decreases in nonperforming loans and improvements in deposit mix. Any reduction in net interest income will negatively affect our business, financial condition, liquidity, results of operations, and/or cash flows.

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

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent third party provider. As of December 31, 2017, SmartFinancial is considered to be in an asset-sensitive position, meaning income is generally expected to increase with an increase in short-term interest rates and, conversely, to decrease with a decrease in short-term interest rates. Based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, if short-term interest rates immediately increased by 200 basis points, we could expect net income to increase by approximately $4.0 million over a 12-month period. This result is primarily due to the floating rate securities and loans which we anticipate would reprice at a quicker rate than our interest bearing liabilities. The actual amount of any increase or decrease may be higher or lower than predicted by our simulation model.

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

The Basel III-based rules increase capital requirements and include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. As an example, the Tier 1 capital ratio minimum requirement of 4 percent on January 1, 2015 will increase to 8.5 percent by 2019. SmartFinancial has approximately $157.8 million of Tier 1 capital. Under the previous standard, we could have grown SmartBank's total asset size to approximately $3.9 billion with our current capital but will be limited to $1.9 billion in assets under the new Basel III standards to be fully phased in by 2019. In 2017, 91 percent of our average assets were earning assets and over 90 percent of our revenue was generated from net interest income. Therefore, a future reduction of potential earning assets by approximately 53 percent could drastically reduce our future income. More details about the new capital requirements can be found in Note 13 in the “Notes to Consolidated Financial Statements.”

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

If our analysis or assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance for loan and lease losses would materially decrease our net income and adversely affect our general financial condition. As an example, an increase in the amount of the reserve to organic loans of 0.05 percent in 2017 would have resulted in a reduction of approximately 3 percent to pre-tax income.

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

Our organic loan growth may be limited by regulatory constraints

During 2017 many of the regulatory agencies, including ours, increased their focus on the application of an interagency guidance issued in 2006, titled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices.” The 2006 interagency guidance focuses on the risks of high levels of concentration in CRE lending at banking institutions, and specifically addresses two supervisory criteria:

•
Construction concentration criterion: Loans for construction, land, and land development (CLD or “construction”) represent 100 percent or more of a banking institution’s total risk-based capital, commonly referred to as the "100 ratio"

•
Total CRE concentration criterion: Total nonowner-occupied CRE loans (including CLD loans), as defined in the 2006 guidance (“total CRE”), represent 300 percent or more of the institution’s total risk-based capital, and growth in total CRE lending has increased by 50 percent or more during the previous 36 months, commonly referred to as the "300 ratio"

The guidance states that banking institutions exceeding the concentration levels mentioned in the two supervisory criteria should have in place enhanced credit risk controls, including stress testing of CRE portfolios. The guidance also states that institutions with CRE concentration levels above those specified in the two supervisory criteria may be identified for further supervisory analysis. Under the guidance for every $1 in increased capital only $1 can be leveraged to construction lending and only $3 can be lent to total CRE lending. In comparison $1 of capital can be leveraged into about $10 other types of lending. At the end of 2017 our loan portfolio was below both the 100 and 300 ratio as laid out in the guidance, but given the guidance our ability to grow those loan types could well be constrained by the amount we are also able to grow capital.

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

Our recent acquisition and future expansion may result in additional risks.

Over the last three years we have completed the acquisitions of Legacy SmartFinancial and Capstone, and we anticipate consummating our proposed merger with Tennessee Bancshares in the second quarter of 2018, subject to customary closing conditions. We expect to continue to expand in our current markets and in other select markets through additional branches or through additional acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including the risks detailed below.

Growth. As a result of our merger activity, we may be unable to successfully:

•	maintain loan quality in the context of significant loan growth;

•	obtain regulatory and other approvals;

•	attract sufficient deposits and capital to fund anticipated loan growth;

•	maintain adequate common equity and regulatory capital;

•	avoid diversion or disruption of our existing operations or management as well as those of the acquired institution;

•	maintain adequate management personnel and systems to oversee and support such growth;

•	maintain adequate internal audit, loan review and compliance functions; and

•	implement additional policies, procedures and operating systems required to support such growth.

Results of Operations. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth strategy necessarily entails growth in overhead expenses as we routinely add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved as we continue to increase the number and concentration of our branch offices in our newer markets.

Development of offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches we establish can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. Our expenses could be further increased if we encounter delays in opening any of our new branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure to receive any required regulatory approvals, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, we have no assurance any branch will be successful even after it has been established or acquired, as the case may be.

Regulatory and economic factors. Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering into or expanding in our targeted markets or allow competitors to gain or retain market share in our existing markets.

Failure to successfully address these and other issues related to our expansion could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations and financial condition could be materially adversely affected.

Integrating Capstone Bank and, if our pending merger with Tennessee Bancshares is completed, Southern Community Bank into SmartBank’s may be more difficult, costly, or time-consuming than anticipated.

We are still in the process of integrating Capstone Bank’s business with that of SmartBank, and if the merger with Tennessee Bancshares is completed as planned, we will begin the process of integrating Southern Community Bank with that of SmartBank as well. A successful integration of these businesses with ours will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business with one or both of the targets’ businesses without encountering difficulties, such as:

•	the loss of key employees;

•	disruption of operations and business;

•	inability to maintain and increase competitive presence;

•	loan and deposit attrition, customer loss and revenue loss, including as a result of any decision we may make to close one or more locations;

•	possible inconsistencies in standards, control procedures and policies;

•	unexpected problems with costs, operations, personnel, technology and credit; and/or

•	problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of one or both of the targets’ businesses. Further, we acquired Capstone and intend to acquire Tennessee Bancshares with the expectation that the acquisitions will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of this acquisition is subject to a number of uncertainties, including whether we integrate Capstone’s and/or Southern Community Bank’s businesses, including its organizational culture, operations, technologies, services and products, in an efficient and effective manner, our ability to achieve the estimated noninterest expense savings we believe we can achieve, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, results of operations and financial condition. Additionally, we made fair value estimates of certain assets and liabilities in recording our acquisition of Capstone and will make fair value estimates of certain assets and liabilities in recording our acquisition of Southern Community Bank. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

We may face risks with respect to future acquisitions.

When we attempt to expand our business through mergers and acquisitions (as we have done over the last three years), we seek targets that are culturally similar to us, have experienced management and possess either market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans which are highlighted above, in general acquiring other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions, including, among other things:

•	the time and costs associated with identifying and evaluating potential acquisition and merger targets;

•	inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;

•
the time and costs of evaluating new markets, hiring experienced local management, including as a result of de novo expansion into a market, and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the significant costs of the expansion that we may incur, particularly in the first 12 to 24 months of operations;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction and integration of an acquired company’s operations with ours;

•	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;

•	entry into new markets where we have limited or no direct prior experience;

•	closing delays and increased expenses related to the resolution of lawsuits filed by our shareholders or shareholders of companies we may seek to acquire;

•	the inability to receive regulatory approvals timely or at all, including as a result of community objections, or such approvals being restrictively conditional; and

•	risks associated with integrating the operations, technologies and personnel of the acquired business.

We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current markets as well as other markets throughout the region and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash or equity securities and related capital raising transactions may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

In addition, we may face significant competition from numerous other financial services institutions, many of which may have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any potential future acquisitions.

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

At December 31, 2017, approximately 81 percent of our loans had real estate as a primary or secondary component of collateral, with 11 percent of our loans secured by construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Real estate values declined significantly during the recent economic crisis and may decline similarly in future periods. Although real estate prices in most of our markets have stabilized or are improving, a renewed decline in real estate values would expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.

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

Our largest loan relationships currently make up a significant percentage of our total loan portfolio.

As of December 31, 2017, our 10 largest borrowing relationships totaled approximately $149 million in commitments (including unfunded commitments), or approximately 11 percent of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our corporate structure provides for decision-making authority by our regional presidents and banking teams. Our business, financial condition, results of operations and prospects could be negatively affected if our employees do not follow our internal policies or are negligent in their decision-making.

We attract and retain our management talent by empowering them to make certain business decisions on a local level. Lending authorities are assigned to relationship managers,  regional and presidents and regional credit officers to make credit decisions based on their experience. Additionally, all loans not in full compliance with the bank’s loan policy must be approved by an additional level of authority with adequate credit authority for the exposure and any exposure in excess of $2.8 Million in Total Relationship Exposure  with some sample loans below this amount are reviewed by our Chief Credit Officer in Knoxville, Tennessee. Moreover, for decisions that fall outside of the assigned individual authorities at every level, our teams are required to obtain approval from our. Officer Loan Committee and/or Directors Loan Committee.  Our local bankers may not follow our internal procedures or otherwise act in our best interests with respect to their decision-making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent could have a material adverse effect on our business, financial condition, results of operations and prospects.

Declines in the businesses or industries of our customers could cause increased credit losses and decreased loan balances, which could adversely affect our financial results.

The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could have an adverse effect on our business, financial condition and results of operations. A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans to such businesses. We further anticipate an increase in the amount of loans to small to medium-sized businesses during 2018.

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

We have established mortgage banking operations which expose us to risks that are different from our retail and commercial banking operations. During higher and rising interest rate environments, the demand for mortgage loans and the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues, which could negatively impact our earnings. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (a) the existence of an active secondary market and (b) our ability to profitably sell loans into that market. Our mortgage banking operations incurred additional expenses over $2.1 million in 2017 and generated noninterest income of $1,058 thousand. Profitability of our mortgage operations will depend upon our ability to increase production and thus income while holding or reducing costs. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, we may be required to charge such shortfall to earnings.

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

Any deficiencies in our financial reporting or internal controls could materially and adversely affect us, including resulting in material misstatements in our financial statements, and could materially and adversely affect the market price of our common stock.

If we fail to maintain effective internal controls over financial reporting, our operating results could be harmed and it could result in a material misstatement in our financial statements in the future. Inferior controls and procedures or the identification of accounting errors could cause our investors to lose confidence in our internal controls and question our reported financial information, which, among other things, could have a negative impact on the trading price of our common stock. Additionally, we could become subject to increased regulatory scrutiny and a higher risk of shareholder litigation, which could result in significant additional expenses and require additional financial and management resources.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act, the Dodd-Frank Act and related rules implemented or to be implemented by the SEC and the NASDAQ Stock Market. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations and standards and this continued investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. In 2017 we incurred over $530 thousand in direct external costs associated with being a public company, which does not include the increased internal costs of the personnel needed to comply with being a public company.

Inability to retain senior management and key employees or to attract new experienced financial services professionals could impair our relationship with our customers, reduce growth and adversely affect our business.

We have assembled a senior management team which has substantial background and experience in banking and financial services. Moreover, much of our organic loan growth in 2012 through 2017 was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions.  Inability to retain these key personnel or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals' skills and customer relationships and/or the potential difficulty of promptly replacing them.

We may be subject to losses due to fraudulent and negligent conduct of our loan customers, deposit customers, third party service providers and employees.

When we make loans to individuals or entities, we rely upon information supplied by borrowers and other third parties, including information contained in the applicant’s loan application, property appraisal reports, title information and the borrower’s net worth, liquidity and cash flow information. While we attempt to verify information provided through available sources, we cannot be certain all such information is correct or complete. Our reliance on incorrect or incomplete information could have a material adverse effect on our financial condition or results of operations.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2017, we had $50.8 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations. Future acquisitions could result in additional goodwill.

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

Further, in connection with the Capstone merger, we entered into a loan agreement for a revolving line of credit of up to $15 million. Under the terms of the loan agreement, we may not pay dividends on our common stock if we do not satisfy certain financial covenants and capital ratio requirements.

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

Our authorized capital includes 40,000,000 shares of common stock and 2,000,000 shares of preferred stock. As of December 31, 2017, we had 11,152,561 shares of common stock and no shares of preferred stock outstanding, and had reserved or otherwise set aside for issuance 316,574 shares underlying outstanding options and 2,478,030 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. Subject to NASDAQ rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of common stock or preferred stock for any corporate purpose. We anticipate that we will issue additional equity in connection with the acquisition of other strategic partners and that in the future we likely will seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the common stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2017, the principal offices of SmartFinancial are located at 5401 Kingston Pike, #600, Knoxville, Tennessee 37919. This property is owned by SmartBank and also serves as a branch location for the Bank’s customers. In addition, the Bank operates twenty one full-service branches, one loan production office, two mortgage loan production offices, and two service centers which are located at:

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
8966 Old Lee Highway, Ooltewah, Tennessee 37363
835 Georgia Avenue, Chattanooga, Tennessee 37402
201 North Palafox Street, Pensacola, Florida 32502
4405 Commons Drive East, Destin, Florida 32541
16780 Jordan Street ,Chatom,, Alabama 36518
1600 College Avenue, Jackson, Alabama 36545
158 Commerce Street,McIntosh, Alabama 36553
33219 Hwy 43,Thomasville, AL 36784
2301 University Blvd, Tuscaloosa, AL 35401

Leased
Banking Branches	2430 Teaster Lane, #205, Pigeon Forge, Tennessee 37863
2000 Lurleen B Wallace Blvd, Northport, AL 35476
230 McFarland Circle North, Tuscaloosa, AL 35406
103 Ecor Rouge Place, Fairhope, AL 36532
2411 Jenks Avenue, Panama City, Florida 32405
Loan Production Office	202 West Crawford Street, Dalton, Georgia 37020
Mortgage Loan Production Offices	243 Southwood Drive, Panama City, Florida 32405
28810 Hwy 98, Suite E, Daphne AL 36526
Service Centers	6413 Lee Highway, #107, Chattanooga, Tennessee 37421
1732 Newport Highway, Suite 1, Sevierville, Tennessee 37876

ITEM 3. LEGAL PROCEEDINGS

As of the end of 2017, neither SmartFinancial nor its subsidiary was involved in any material litigation. SmartBank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against SmartFinancial or its subsidiary are without merit or that the ultimate liability, if any, resulting from them will not materially affect SmartBank’s financial condition or SmartFinancial’s consolidated financial position.

ITEM 4. MINE SAFETY DICLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 31, 2017, SmartFinancial had 11,152,561 shares of common stock outstanding. SmartFinancial’s common stock is listed on NASDAQ under the symbol “SMBK”.

There were approximately 673 holders of record of the common stock as of March 1, 2018. This number does not include shareholders with shares in nominee name held by the Depository Trust Company (DTC). As of March 1, 2018 there were approximately 8,130,397 shares held in nominee name by DTC.

Dividends and Dividend Restrictions

SmartFinancial paid no cash dividends on common stock in 2016 or 2017. In 2016 and 2017, SmartFinancial recognized following dividends on its SBLF Preferred Stock (including dividends recognized by Legacy SmartFinancial):

Year	Total SBLF Preferred Stock Dividends
2016	$1,022,000
2017	$195,000

We redeemed the SBLF Preferred Stock in full on March 6, 2017.

The payment of dividends is within the discretion of the board of directors, considering SmartFinancial’s expenses, the maintenance of reasonable capital and risk reserves, and appropriate capitalization requirements for state banks.

In connection with the merger with Capstone we entered into a loan agreement for a revolving line of credit. Under the terms of the loan agreement, we may not pay dividends on our common stock if we do not satisfy certain financial covenants and capital ratio requirements.

Market Prices for Our Common Stock

Table 1 presents the high and low closing prices of SmartFinancial’s common stock for the periods indicated, as reported on the Nasdaq Capital Market. Table 1 also presents cash dividends declared on our common stock for the last three fiscal years. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

TABLE 1

High and Low Common Stock Price for SmartFinancial			Cash Dividends
2017	Low	High	Paid Per Share
First Quarter	$17.17	$23.20	—
Second Quarter	$20.35	$26.26	—
Third Quarter	$22.31	$25.95	—
Fourth Quarter	$21.10	$24.98	—

2016
First Quarter	$14.75	$18.50	—
Second Quarter	$14.21	$18.75	—
Third Quarter	$14.41	$16.79	—
Fourth Quarter	$16.14	$20.58	—

For information relating to compensation plans under which our equity securities are authorized for issuance, see Part III Items 11 and 12.

ITEM 6. SELECTED FINANCIAL DATA

This Item is not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the "Bank"). The Company provides a variety of financial services to individuals and corporate customers through its offices in Tennessee, Alabama, Florida, and Georgia. The Company's primary deposit products are interest-bearing demand deposits and certificates of deposit. Its primary lending products are commercial, residential, and consumer loans.

Mergers and Acquisitions

Merger with Capstone Bancshares

On May 22, 2017, the shareholders of the Company approved a merger with Capstone Bancshares, Inc. ("Capstone"), the one bank holding company of Capstone Bank, which became effective November 1, 2017. Capstone shareholders received either stock, cash, or a combination of stock and cash. After the merger, original shareholders of SmartFinancial owned approximately 74 percent of the outstanding common stock of the combined entity on a fully diluted basis while the previous Capstone shareholders owned approximately 26 percent. The assets and liabilities of Capstone as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of SmartFinancial. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $38 million. As a result of the merger Company assets increased approximately $536 million and liabilities increased approximately $466 million. The merger had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the merger may not be comparable to financial results prior to the merger.

Purchase of Cleveland, Tennessee branch

On December 8, 2016, the Bank entered into a purchase and assumption agreement with Atlantic Capital Bank, N.A. on a branch in Cleveland, Tennessee. The purchase was completed on May 19, 2017 for a total of $1.2 million in cash. The assets and liabilities as of the effective date of the transaction were recorded at their respective estimated fair values. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was $660 thousand. In the periods following the acquisition, the financial statements include the results attributable to the Cleveland branch purchase beginning on the date of purchase. As a result of the transaction the Company acquired approximately $27 million in assets and assumed $27 million in liabilities.

Merger of Legacy SmartFinancial and Cornerstone Bancshares

On August 31, 2015, Legacy SmartFinancial merged with Cornerstone Bancshares, Inc. (“Cornerstone”) ticker symbol “CSBQ,” the one bank holding company of Cornerstone Community Bank. While Cornerstone was the acquiring entity for legal purposes, the merger was accounted for as a reverse merger using the acquisition method of accounting, in accordance with the provisions of FASB ASC 805-10 Business Combinations. Under this guidance, for accounting purposes, Legacy SmartFinancial is considered the acquirer in the merger, and as a result the historical financial statements of the combined entity are the historical financial statements of Legacy SmartFinancial. As a result of the merger Company assets increased approximately $450 million and liabilities increased approximately $421 million. The merger had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the merger may not be comparable to financial results prior to the merger.

Acquisition of Assets and Liabilities of the former Gulf South Private Bank

On October 19, 2012, SmartBank assumed all of the deposits and certain other liabilities and acquired certain assets of GulfSouth Private Bank (“GulfSouth”), headquartered in Destin, Florida from the FDIC pursuant to the terms of a Purchase and Assumption Agreement. As a result of the transaction the Company acquired approximately $141 million in assets and assumed $136 million in liabilities.

Business Overview

The Company’s business model consists of leveraging capital into assets funded by liabilities. As a general rule capital can be leveraged approximately ten times. The primary source of revenue is interest income from earning assets, namely loans and securities. These liabilities used to fund the assets are primarily deposits. The Company seeks to maximize net interest income, the difference between interest received on earning assets and the amount of interest paid on liabilities. Net interest income to average assets is a key ratio that measures the profitability of the earning assets of the company. Noninterest income is the second source of revenue and primarily consists of customer service fees, gains on the sales of securities and loans, and other noninterest income. Noninterest income to average assets is a ratio that reflects our effectiveness in generating these other forms of revenue. The Company incurs noninterest expenses as result of the operations of its business. Primary expenses are those of employees, occupancy and equipment, professional services, and data processing. The Company seeks to minimize the amount of noninterest expense relative to the amount of total assets; noninterest expense to assets is a key ratio that measures the efficiency of the costs incurred to operate the business.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during 2017:

•
Completed two acquisitions during the year which increased assets by approximately $563 million : a branch in Cleveland, Tennessee in the second quarter and Capstone Bancshares along with Capstone Community Bank in the fourth quarter.

•
Earnings available to common shareholders held steady at $4.8 million, in spite of a $2.4 million after-tax charge to write down the Company's deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017.

•	Ended 2017 with record high total assets of $1.7 billion, net loans of $1.3 billion, and deposits of $1.4 billion.

•	Net interest margin, taxable equivalent, increased over 20 basis points in 2017 to 4.30 percent compared to 4.06 percent in 2016.

•
Efficiency ratio, which is equal to noninterest expense divided by the sum of net interest income and noninterest income, decreased to 76.0 percent in 2017, compared to 76.4 percent in 2016, in spite of $2.4 million in merger expenses during 2017.

Analysis of Results of Operations

2017 compared to 2016

Net income was $5.0 million in 2017, compared to $5.8 million in 2016. Net income available to common shareholders was $4.8 million, or $0.55 per diluted common share, in 2017, compared to $4.8 million, or $0.78 per diluted common share, in 2016. Net interest income to average assets of 3.90 percent in 2017 was up from 3.77 percent in 2016, with the increase as a result of a higher percentage of average earning assets to average interest bearing liabilities as well as higher earning asset yields. Noninterest income to average assets of 0.42 percent was up from 0.41 percent in 2016 as a result of increases in customer service fees, higher gains on the sale of loans and other assets, and higher other noninterest income. Noninterest expense to average assets increased from 3.20 percent in 2016 to 3.29 percent in 2017 primarily due to $2.4 million in merger expenses during 2017. The resulting pretax income to average assets was 1.00 percent in 2017 compared to 0.95 percent in 2016. Finally, in 2017 the effective tax rate was 56.2 percent, which was up substantially from 36.7 percent in 2016 due to a $2.4 million after-tax charge to write down the Company's deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017.
.

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

Net Interest Income and Yield Analysis

2017 compared to 2016

Net interest income, taxable equivalent, improved to $46.4 million in 2017 from $38.3 million in 2016. The increase in net interest income, taxable equivalent, was the result of a significant increase in earning assets primarily from the Capstone merger but also from organic business activity. Average earning assets increased from $944.6 million in 2016 to $1,083.7 million in 2017. Over this period, average loan balances increased by $150.9 million and average securities and interest bearing balances at other financial institutions decreased by $24.0 million. In addition, total average interest-bearing deposits increased by $113.8 million. Net interest income to average assets of 3.90 percent in 2017 was up from 3.77 percent in 2016. Net interest margin, taxable equivalent, was 4.30 percent in 2017, compared to 4.06 percent in 2016. Net interest margin, taxable equivalent, was slightly negatively impacted by an increase in the cost of interest bearing liabilities from 0.56 percent in 2016 to 0.66 percent in 2017. In 2018 we expect net interest income to average assets and net interest margin, taxable equivalent, to experience pressure as there is the potential for pressure to increase deposit rates as short term rates have continued to increase but do anticipate the effect of rate increases will be mitigated on the income side by increases in yields of our floating rate earning assets.

2016 compared to 2015

Net interest income, taxable equivalent, improved to $38.3 million in 2016 from $25.0 million in 2015. The increase in net interest income, taxable equivalent, was the result of a significant increase in earning assets primarily from the merger but also from organic business activity. Average earning assets increased from $615.3 million in 2015 to $944.6 million in 2016. Over this period, average loan balances increased by $282.5 million and average securities and interest bearing balances at other financial institutions increased by $54.1 million. In addition, total average interest-bearing deposits increased by $219.0 million. Net interest income to average assets of 3.77 percent in 2016 was up from 3.66 percent in 2015. Net interest margin, taxable equivalent, was 4.06 percent in 2016, compared to 4.07 percent in 2015. Net interest margin, taxable equivalent, was negatively affected by an increase in the cost of interest bearing liabilities from 0.52 percent in 2015 to 0.56 percent in 2016.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	2017			2016			2015
(Dollars in thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$919,603	$48,834	5.31%	$768,720	$39,779	5.17%	$486,183	$25,739	5.29%
Investment securities (2)	143,329	2,953	2.07%	167,352	2,609	1.56%	113,281	1,877	1.66%
Federal funds and other	20,807	353	1.70%	8,568	247	2.88%	15,853	161	1.02%
Total interest-earning assets	1,083,739	$52,140	4.82%	944,640	$42,635	4.51%	615,317	$27,777	4.51%
Noninterest-earning assets	104,850			67,592			68,202
Total assets	$1,188,589			$1,012,232			$683,519

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$166,382	$539	0.32%	$150,649	$286	0.19%	$117,036	$173	0.15%
Money market and savings deposits	342,637	1,759	0.51%	258,092	1,172	0.45%	161,405	656	0.41%
Time deposits	329,524	3,221	0.98%	316,046	2,647	0.84%	227,317	1,797	0.79%
Total interest-bearing deposits	838,543	5,519	0.66%	724,787	4,105	0.57%	505,758	2,626	0.52%
Securities sold under agreement to repurchase	19,856	61	0.31%	21,329	65	0.30%	11,335	30	0.26%
Federal Home Loan Bank advances and other borrowings	4,887	113	2.32%	17,451	129	0.74%	13,490	101	0.75%
Total interest-bearing liabilities	863,286	5,693	0.66%	763,567	4,299	0.56%	530,583	2,757	0.52%
Net interest income, taxable equivalent		$46,447			$38,336			$25,020
Noninterest-bearing deposits	172,842			139,652			80,794
Other liabilities	6,657			5,535			1,812
Total liabilities	1,042,785			908,754			613,189
Shareholders’ equity	145,804			103,478			70,330
Total liabilities and shareholders’ equity	$1,188,589			$1,012,232			$683,519

Interest rate spread (3)			4.16%			3.95%			3.99%
Tax equivalent net interest margin (4)			4.30%			4.06%			4.07%

Percentage of average interest-earning assets to average interest-bearing liabilities			125.5%			123.7%			116.0%
Percentage of of average equity to average assets			12.3%			10.2%			10.3%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $28 thousand for 2017, $16 thousand for 2016 and $8 thousand for 2015. Loan fees included in loan income was $2.5 million, $2.6 million, and $1.3 million for 2017, 2016 and 2015, respectively.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $90 thousand, $55 thousand and $16 thousand for 2017, 2016 and 2015, respectively.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate and Volume Analysis

Net interest income, taxable equivalent, increased by $8.1 million between the years ended December 31, 2017 and 2016 and by $6.3 million between the years ended December 31, 2016 and 2015. The following is an analysis of the changes in net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2017 Compared to 2016 Increase (decrease) due to				2016 Compared to 2015 Increase (decrease) due to
	Rate	Days	Volume	Net	Rate	Days	Volume	Net
Interest-earning assets:
Loans (1)	$1,342	(109)	$7,822	$9,055	$(976)	70	$14,946	$14,040
Investment securities (2)	727	(7)	(376)	344	(171)	5	898	732
Federal funds and other	(246)	(1)	353	106	160	—	(74)	86
Total interest-earning assets	1,823	(117)	7,799	9,505	(987)	75	15,770	14,858

Interest-bearing liabilities:
Interest-bearing demand deposits	224	(1)	30	253	63	—	50	113
Money market and savings deposits	209	(3)	381	587	118	2	396	516
Time deposits	467	(7)	114	574	144	5	701	850
Total interest-bearing deposits	900	(11)	525	1,414	325	7	1,147	1,479
Securities sold under agreement to repurchase	—	—	(4)	(4)	9	—	26	35
Federal Home Loan Bank advances and other borrowings	77	—	(93)	(16)	(2)	—	30	28
Total interest-bearing liabilities	977	(11)	428	1,394	332	7	1,203	1,542
Net interest income	$846	(106)	$7,371	$8,111	$(1,319)	68	$14,567	$13,316

(1)
Loans include nonaccrual loans. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $28 thousand for 2017, $16 thousand for 2016 and $8 thousand for 2015.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 34.0 percent. The taxable-equivalent adjustment was $90 thousand, $55 thousand and $16 thousand for 2017, 2016 and 2015, respectively.

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

Non Interest Income

The following table provides a summary of noninterest income for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Service charges and fees on deposit accounts	$1,374	$1,128	$913
Gain on sale of securities	144	199	52
Gain (loss) on sale of loans and other assets	1,276	948	(112)
(Loss) gain on sale of foreclosed assets	(48)	191	266
Other noninterest income	2,234	1,717	1,124
Total noninterest income	$4,979	$4,183	$2,243

2017 compared to 2016

Noninterest income totaled $5.0 million in 2017, which was an increase from $4.2 million in 2016. Noninterest income to average assets of 0.42 percent was up from 0.41 percent in 2016. Primary drivers of the increase were gains on the sale of loans and other assets and higher other noninterest income. In 2017, there were gains of $1.3 million on the sale of mortgage loans, SBA loans and other assets compared to $0.9 million in 2016. In 2017 there were losses of $48 thousand on the sale of foreclosed assets, compared to a gain of $191 thousand in 2016. Other noninterest income of $2.2 million in 2017 was up from $1.7 million in 2016 primarily due to higher income from company owned life insurance and higher interchange income. In 2018, we expect noninterest income to average assets to increase as a result of increased loan sales from the mortgage unit, higher service charges on deposit accounts, and higher other noninterest income.

2016 compared to 2015

Noninterest income totaled $4.2 million in 2016, which was an increase from $2.2 million in 2015. Noninterest income to average assets of 0.41 percent was up from 0.33 percent in 2015. Primary drivers of the increase were higher gains on the sale of securities, gains on the sale of loans and other assets compared to losses in 2015, and higher other noninterest income. In 2016, there were gains of $948 thousand on the sale of mortgage loans, SBA loans and other assets compared to a loss of $112 thousand in 2015 due to the loss on the sale of a bank owned property. In 2016 there were gains of $191 thousand on the sale of foreclosed assets, down from a gain of $266 thousand in 2015. Other noninterest income of $1.7 million in 2016 was up from $1.1 million in 2015 primarily due to increased revenue as a result of the merger.

Noninterest Expense

The following table provides a summary of noninterest expense for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Salaries and employee benefits	$20,743	$17,715	$11,831
Net occupancy and equipment expense	4,271	3,996	2,682
Depository insurance	466	606	488
Foreclosed assets	84	236	290
Advertising	638	616	453
Data processing	1,875	1,893	1,197
Professional services	2,085	2,123	2,454
Amortization of other intangible assets	346	305	233
Service contracts	1,398	1,154	751
Merger expenses	2,417	—	1,155
Other operating expenses	4,758	3,856	1,632
Total noninterest expense	$39,082	$32,500	$23,166

2017 compared to 2016

Noninterest expense totaled $39.1 million in 2017 compared to $32.5 million in 2016. Noninterest expense to average assets increased from 3.20 percent in 2016 to 3.29 percent in 2017. Salaries and employee benefits, occupancy and equipment, and other noninterest expense categories in 2017 were all higher as a result of two full months of post-merger expenses. In 2017 noninterest expense was also elevated by $2.4 million of merger expenses, compared to none in 2016. In 2018, we expect noninterest expense to average assets to decrease as a result of assets growing faster than core operating expenses and a reduction in merger expenses.

2016 compared to 2015

Noninterest expense totaled $32.5 million in 2016 compared to $23.2 million in 2015. Noninterest expense to average assets decreased from 3.39 percent in 2015 to 3.20 percent in 2016. Salaries and employee benefits, occupancy and equipment, data processing, and other noninterest expense categories in 2016 were all higher as a result of twelve full months of post-merger expense compared to four months in 2015. In 2016, the reduction of professional services was due the absence of merger expenses.

Taxes

2017 compared to 2016

In 2017, income tax expense totaled $6.4 million compared to $3.4 million in 2016. Income taxes to average assets were 0.54 percent compared to 0.33 percent in the prior year. Taxes in the current year were elevated due to a $2.4 million after-tax charge to reduce the value of the Company's deferred tax assets as a result of the tax law signed in December which resulted in an effective tax rate of 56.2 percent in 2017 compared to 36.7 percent in 2016. In 2018, we expect our effective tax rate to be in the range of 26 percent.

2016 compared to 2015

In 2016, income tax expense totaled $3.4 million compared to $1.6 million in 2015. Income taxes to average assets were 0.33 percent compared to 0.24 percent in the prior year. The effective tax rate of about 37 percent in 2016 was down from about 52 percent in 2015 which had approximately $0.3 million of nondeductible merger and acquisition expenses.

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $1,317.4 million at December 31, 2017 and $808.3 million at December 31, 2016. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our net organic loans increased $181.9 million, or 29.7 percent to $793.8 million at December 31, 2017, from December 31, 2016, as we continue to originate well-underwritten loans. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, continued training and recruiting of experienced loan officers has provided us with the opportunity to close larger and more complex deals than we historically have. Finally, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed.

Purchased Loans

Purchased non-credit impaired loans of $490.9 million at December 31, 2017 were up $321.7 million from December 31, 2016 as a result of the Capstone acquisition. Also during 2017, our purchased credit impaired (“PCI”) loans increased by $5.6 million to $32.8 million at December 31, 2017. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or our future acquisition activity. Prior to the GulfSouth transaction in 2012 the Company had no purchased loans.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$387,313	$237,772	$17,903	$642,988	48.6%
Consumer real estate-mortgage	173,988	112,019	7,450	293,457	22.2%
Construction and land development	97,116	33,173	5,120	135,409	10.2%
Commercial and industrial	135,271	101,958	858	238,087	18.0%
Consumer and other	5,925	5,929	1,463	13,317	1.0%
Total gross loans receivable, net of deferred fees	799,612	490,852	32,794	1,323,258	100.0%
Allowance for loan and lease losses	(5,844)	—	(16)	(5,860)
Total loans, net	$793,768	$490,852	$32,778	$1,317,398

	2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$297,689	$102,576	$14,943	$415,208	51.0%
Consumer real estate-mortgage	135,923	42,875	9,004	187,802	23.1%
Construction and land development	108,390	7,801	1,678	117,869	14.5%
Commercial and industrial	68,235	15,219	1,568	85,022	10.5%
Consumer and other	6,786	689	—	7,475	0.9%
Total gross loans receivable, net of deferred fees	617,023	169,160	27,193	813,376	100.0%
Allowance for loan and lease losses	(5,105)	—	—	(5,105)
Total loans, net	$611,918	$169,160	$27,193	$808,271

	2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$229,203	$120,524	$20,050	$369,777	50.8%
Consumer real estate-mortgage	95,233	53,697	12,764	161,694	22.2%
Construction and land development	73,028	29,755	2,695	105,478	14.5%
Commercial and industrial	53,761	28,422	2,768	84,951	11.7%
Consumer and other	4,692	1,123	—	5,815	0.8%
Total gross loans receivable, net of deferred fees	455,917	233,521	38,277	727,715	100.0%
Allowance for loan and lease losses	(4,354)	—	—	(4,354)
Total loans, net	$451,563	$233,521	$38,277	$723,361

	2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$186,444	$3,905	$3,102	$193,451	53.2%
Consumer real estate-mortgage	75,066	1,968	4,380	81,414	22.4%
Construction and land development	52,421	48	36	52,505	14.5%
Commercial and industrial	33,716	—	3	33,719	9.3%
Consumer and other	2,314	—	—	2,314	0.6%
Total gross loans receivable, net of deferred fees	349,961	5,921	7,521	363,403	100.0%
Allowance for loan and lease losses	(3,880)	—	—	(3,880)
Total loans, net	$346,081	$5,921	$7,521	$359,523

	2013
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$150,849	$4,448	$3,969	$159,266	50.6%
Consumer real estate-mortgage	69,588	6,966	5,276	81,830	26.0%
Construction and land development	35,111	1,087	489	36,687	11.6%
Commercial and industrial	33,763	28	15	33,806	10.7%
Consumer and other	2,916	347	227	3,490	1.1%
Total gross loans receivable, net of deferred fees	292,227	12,876	9,976	315,079	100.0%
Allowance for loan and lease losses	(3,755)	—	(381)	(4,136)
Total loans, net	$288,472	$12,876	$9,595	$310,943

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year.

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$173,603	$259,406	$209,979	$642,988	$332,438	$136,947
Consumer real estate-mortgage	118,400	92,019	83,038	293,457	106,902	68,155
Construction and land development	63,082	34,891	37,436	135,409	42,898	29,429
Commercial and industrial	105,431	88,665	43,991	238,087	122,698	9,958
Consumer and other	6,481	6,170	666	13,317	5,416	1,420
Total Loans	$466,997	$481,151	$375,111	$1,323,258	$610,352	$245,909

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

Assets acquired as a result of foreclosure are recorded at estimated fair value in foreclosed assets. Any excess of cost over estimated fair value at the time of foreclosure is charged to the allowance for loan losses. Valuations are periodically performed on these properties, and any subsequent write-downs are charged to earnings. Routine maintenance and other holding costs are included in noninterest expense.

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

Nonperforming loans as a percentage of gross loans, net of deferred fees, was 0.25 percent as of December 31, 2017, compared to 0.26 percent as of December 31, 2016. Total nonperforming assets as a percentage of total assets as of December 31, 2017 totaled 0.38 percent compared to 0.42 percent as of December 31, 2016. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due. In 2017, there was $64 thousand in interest income recognized on nonaccrual and restructured loans compared to the $151 thousand in gross interest income that would have been recognized if the loans had been current in accordance with their original terms.

The following table summarizes the Company's nonperforming assets as of December 31 for the periods presented.

(Dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans	$1,764	$1,415	$2,252	$5,067	$1,492
Accruing loans past due 90 days or more (1)	1,509	699	502	—	—
Total nonperforming loans	3,273	2,114	2,754	5,067	1,492
Foreclosed assets	3,254	2,386	5,358	4,983	5,221
Total nonperforming assets	$6,527	$4,500	$8,112	$10,050	$6,713
Restructured loans not included above	$41	$166	$3,693	$1,937	$2,699

(1)	Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At December 31, 2017 problem loans amounted to approximately $821.9 thousand or 0.06 percent of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank's primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of December 31, 2017 and December 31, 2016, our allowance for loan losses was $5.9 million and $5.1 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in 2017 as compared to 2016 is primarily the result of increases in organic loan growth offset slightly by improving overall credit metrics within our portfolio. Our allowance for loan loss as a percentage of total loans has decreased from 0.63 percent at December 31, 2016 to 0.44 percent at December 31, 2017, as a result of the decrease in organic loan balances as a percentage of the total portfolio as acquired loans made up a larger percentage. As a percentage of organic loans the allowance for loan losses decreased from 0.83 percent at December 31, 2016 to 0.73 percent at December 31, 2017. In 2018, we expect the allowance to organic loans to remain in the range of 0.70 to 0.85 percent.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. At December 31, 2017, the remaining accretable yield was $9.3 million. Also at the end of 2017, the balance on PCI loans was $43.6 million and the carrying value was $32.8 million, for a net difference of $10.8 million in discounts. These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount to determine if additional provisioning should be recognized. At December 31, 2017, there was an allowance of $16 thousand on PCI loans. The judgments and estimates associated with our allowance determination are described in Note 1 in the “Notes to Consolidated Financial Statements.”

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$2,465	42.1%	$2,369	46.4%	$1,906	43.8%	$1,734	44.7%	$1,608	38.8%
Consumer real estate-mortgage	1,596	27.2%	1,382	27.1%	1,015	23.3%	906	23.3%	1,041	25.2%
Construction and land development	521	8.9%	717	14.0%	627	14.4%	690	17.8%	727	17.6%
Commercial and industrial	1,062	18.1%	520	10.2%	777	17.8%	524	13.5%	497	12.0%
Consumer and other	216	3.7%	117	2.3%	29	0.7%	26	0.7%	263	6.4%
Total allowance for loan losses	$5,860	100.0%	$5,105	100.0%	$4,354	100.0%	$3,880	100.0%	$4,136	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans offset by improvements of our loan portfolio and the reduction of nonperforming loans and net charge-offs, which is largely influenced by the overall improvement in the economies in our market areas. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans were approximately $445 thousand at December 31, 2017, compared to $4 thousand at December 31, 2016. Additional information on the allocation of the allowance between performing and impaired loans is provided in Note 4 to the “Notes to Consolidated Financial Statements.”

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for each of the years in the five-year period ended December 31, 2017 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	2017	2016	2015	2014	2013
Balance at beginning of period	$5,105	$4,354	$3,880	$4,136	$3,691
Provision for loan losses	783	788	923	432	582
Charged-off loans:
Commercial real estate-mortgage	—	—	(95)	—	(123)
Consumer real estate-mortgage	(111)	(102)	(247)	(623)	—
Construction and land development	—	(14)	(50)	(7)	(17)
Commercial and industrial	(24)	(35)	—	(118)	—
Consumer and other	(141)	(155)	(114)	(65)	(30)
Total charged-off loans	(276)	(306)	(506)	(813)	(170)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	8	45	—	2	—
Consumer real estate-mortgage	99	76	—	—	—
Construction and land development	13	22	26	—	10
Commercial and industrial	67	58	19	—	—
Consumer and other	61	68	12	123	23
Total recoveries of previously charged-off loans	248	269	57	125	33
Net charge-offs	(28)	(37)	(449)	(688)	(137)
Balance at end of period	$5,860	$5,105	$4,354	$3,880	4,136
Ratio of allowance for loan losses to total loans outstanding at end of period	0.44%	0.63%	0.60%	1.07%	1.31%
Ratio of net charge-offs to average loans outstanding for the period	—%	—%	(0.09)%	(0.20)%	(0.04)%

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

Investment Portfolio

Our investment portfolio which is carried at fair market value, consisting primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities amounted to $151.9 million and $129.4 million at December 31, 2017 and 2016, respectively. This increase was a result of purchasing additional investments from liquidity received through the sale of the Capstone investment portfolio after the merger on November 1, 2017. In 2015, the investment portfolio amounted to $166.4 million and it decreased in 2016 to $129.4 million as a result of selling portions of the investment portfolio to fund loan growth. Our investment to asset ratio has decreased from 16.3 percent at December 31, 2015, to 12.2 percent at December 31, 2016, and then to 8.8 percent at December 31, 2017. Over the last several years we have reduced the ratio of investments to total assets and the absolute level of investment securities on our balance sheet as we have allocated more funding to loans. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the book value of the Company’s investment securities. In 2017, 2016, and 2015, all investment securities were classified as available for sale.

Book Value of Investment Securities
(in thousands)

	2017	2016	2015
U.S. Government agencies	$26,207	$18,279	$22,745
State and political subdivisions	9,122	8,182	7,614
Other debt securities	974	—	—
Mortgage-backed securities	117,263	104,585	136,625
Total securities	$153,566	$131,046	$166,984

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

Expected Maturity of Investment Securities
As of December 31, 2017
(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Government agencies	$1,997	$21,000	$3,210	$—	$26,207
State and political subdivisions	177	607	3,852	4,486	9,122
Mortgage-backed securities	—	9,089	23,747	84,427	117,263
Total securities available for sale	$2,174	$30,696	$31,783	$88,913	$153,566
Weighted average yield (1)	1.55%	1.97%	1.96%	2.40%	2.21%
(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest bearing checking accounts, interest bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts ("IRAs") and certificates of deposit ("CDs"). These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2017, brokered deposits represented approximately 14.1 percent of total deposits.

The composition of the deposit portfolio, by category, as of December 31, 2017 was as follows: 30.8 percent in time deposits, 37.8 percent in money market and savings, 16.1 percent in interest-bearing demand deposit, and 15.3 percent in noninterest bearing demand deposits. The composition of the deposit portfolio, by category, as of December 31, 2016 was as follows: 34.9 percent in time deposits, 30.3 percent in money market and savings, 17.9 percent in interest-bearing demand deposit, and 16.9 percent in noninterest bearing demand deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for 2017 and 2016.

	2017			2016
	Average			Average
(Dollars in thousands)	Balance	% of Total	Average Rate	Balance	% of Total	Average Rate
Noninterest demand	$172,842	17.1%	—	$139,652	16.2%	—
Interest-bearing demand	166,382	16.5%	0.32%	150,649	17.4%	0.19%
Money market and savings	342,637	33.9%	0.51%	258,092	29.9%	0.45%
Time deposits	329,524	32.5%	0.98%	316,046	36.5%	0.84%
Total average deposits	$1,011,385	100.0%	0.54%	$864,439	100.0%	0.47%

During 2017 the overall mix of average deposits has shifted to a higher percentage of noninterest bearing demand and money market and savings deposits, with reductions in the percentage of deposits held in interest-bearing demand accounts and time deposits. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.54 percent in 2017 compared to 0.47 percent in 2016 due to changes in deposit mix and higher deposit interest rates.

Total deposits as of December 31, 2017 were $1,438.6 million, which was an increase of $531.5 million from December 31, 2016. As of December 31, 2017, the Company had outstanding time deposits under $100,000 of $201.8 million, time deposits over $100,000 of $239.9 million, and a time deposit fair value adjustment of $1,092 thousand. The following table summarizes the maturities of time deposits $100,000 or more as of December 31, 2017.

December 31,
(Dollars in thousands)	2017

Remaining maturity:
Three months or less	$53,996
Three to six months	47,735
Six to twelve months	83,529
More than twelve months	54,624
Total	$239,884

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital for debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Short-term borrowings totaled $33.6 million at December 31, 2017, and consisted entirely of federal funds purchased. Short-term borrowings totaled $18.5 million at December 31, 2016, and consisted of $5.0 million in FHLB advances maturing within twelve months and $13.5 million federal funds purchased. Short-term borrowings totaled $22 million at December 31, 2015, and consisted of $18 million in FHLB advances maturing within twelve months and $4 million federal funds purchased. Long-term debt totaled $10 million at December 31, 2017 and consisted of one line of credit that matures in 2022. There was no long term debt outstanding at December 31, 2016.  Long-term debt totaled $12.0 million at December 31, 2015, consisting of outstanding long-term FHLB advances of $10.0 million and $2.0 million outstanding on a line of credit.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Banks' Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At December 31, 2017 and 2016, our capital ratios, including our Banks’ capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our Bank, if necessary. Additional information on capital is provided in Note 13 to the “Notes to Consolidated Financial Statements.”

Off-Balance Sheet Arrangements

At December 31, 2017, we had $292.8 million of pre-approved but unused lines of credit and $5.5 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additional information about our off-balance sheet risk exposure is presented in Note 12 of the "Notes to the Consolidated Financial Statements."

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

We were in compliance with our earnings simulation model policies as of December 31, 2017, indicating what we believe to be a slightly asset sensitive profile.

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

At December 31, 2017, our model results indicated that we were within these policy limits.

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

Allowance for loan losses – In establishing the allowance we take into account reserves required for impaired loans, historical charge-offs for loan types, and a variety of qualitative factors including economic outlook, portfolio concentrations, and changes in portfolio credit quality. Many of the qualitative factors are measurable but there is also a level of subjective assumptions. If those assumptions change it could have a material impact on the level of the allowance required and as a result the earnings of the Company. As an example an increase in the amount of the reserve to organic loans of 0.05 percent in 2017 would have resulted in a reduction of approximately 3 percent in pre-tax income.

Fair values for acquired assets and assumed liabilities- Assets and liabilities acquired are recorded at their respective fair values as of the date of the acquisition. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities is allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As of December 31, 2017 there was approximately $42.9 million in goodwill. The Company has not identified any triggering events that would indicate potential impairment of goodwill.

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

Valuation of foreclosed assets - Foreclosed assets are initially recorded at fair value less selling costs. If the fair value decreases the assets are written down. As of December 31, 2017, there was approximately $3.3 million in foreclosed assets carried at a 17.8 percent discount to appraisal values.

Valuation of deferred tax assets- Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not that the tax position will be realized or sustained upon examination. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2017, there were approximately $5.0 million in net deferred tax assets.

Evaluation of investment securities for other than temporary impairment- We evaluate investment securities for other than temporary impairment taking into account if we do not have the intent to sell a debt security prior to recovery and it is more likely than not that we will not have to sell the debt security prior to recovery, the security would not be considered other than temporarily impaired unless a credit loss has occurred in the security. Temporary impairments are recognized on the balance sheet in other comprehensive income / loss. If a security becomes permanently impaired the impairment expense would be recognized and reduce earnings. As of December 31, 2017, there was approximately $1.8 million in losses on investment securities that were classified as temporarily impaired.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SMARTFINANCIAL, INC. AND SUBSIDIARY

Report on Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

SmartFinancial, Inc. and Subsidiary

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of SmartFinancial, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by SEC guidance, management excluded from its assessment the operations of the Capstone acquisition made during 2017, which is described in Note 2 of the Consolidated Financial Statements. The total assets of the entity acquired in this acquisition represented approximately 28.1 percent of the Company’s total consolidated assets as of December 31, 2017 and 9.9 percent of consolidated revenue for the year then ended. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective based on the specified criteria.

Mauldin & Jenkins, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors
SmartFinancial, Inc.
Knoxville, Tennessee

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SmartFinancial, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as, evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mauldin & Jenkins, LLC

We have served as the Company’s auditor since 2013.

Chattanooga, Tennessee
March 16, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors
SmartFinancial, Inc.
Knoxville, Tennessee

Opinion on the Internal Control Over Financial Reporting
We have audited SmartFinancial, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company and subsidiaries as of the December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2018, expressed and unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Mauldin & Jenkins, LLC

Chattanooga, Tennessee
March 16, 2018

SmartFinancial, Inc. and Subsidiary
Consolidated Financial Statements
Consolidated Balance Sheets
December 31, 2017 and 2016

	2017	2016
ASSETS

Cash and due from banks	$64,097,287	$34,290,617
Interest-bearing deposits at other financial institutions	41,965,597	34,457,691
Federal funds sold	6,964,000	—

Total cash and cash equivalents	113,026,884	68,748,308

Securities available for sale	151,944,567	129,421,914
Restricted investments, at cost	6,430,700	5,627,950
Loans, net of allowance for loan losses of $5,860,291 in 2017 and $5,105,255 in 2016	1,317,397,909	808,271,003
Bank premises and equipment, net	43,000,249	30,535,594
Foreclosed assets	3,254,392	2,386,239
Goodwill and core deposit intangible, net	50,836,840	6,635,655
Cash surrender value of life insurance	21,646,894	1,320,723
Other assets	13,232,247	9,508,899

Total assets	$1,720,770,682	$1,062,456,285

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$220,520,287	$153,482,650
Interest-bearing demand deposits	231,643,508	162,702,457
Money market and savings deposits	543,644,830	274,604,724
Time deposits	442,774,094	316,275,340

Total deposits	1,438,582,719	907,065,171

Securities sold under agreement to repurchase	24,054,730	26,621,984
Federal Home Loan Bank advances and other borrowings	43,600,000	18,505,390
Accrued expenses and other liabilities	8,681,393	5,023,600

Total liabilities	1,514,918,842	957,216,145

Stockholders' equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; None issued and outstanding as of December 31, 2017; 12,000 issued and outstanding in 2016	—	12,000
Common stock - $1 par value; 40,000,000 shares authorized; 11,152,561 and 5,896,033 shares issued and outstanding in 2017 and 2016, respectively	11,152,561	5,896,033
Additional paid-in capital	174,008,753	83,463,051
Retained earnings	21,888,575	16,871,296
Accumulated other comprehensive loss	(1,198,049)	(1,002,240)

Total stockholders' equity	205,851,840	105,240,140

Total liabilities and stockholders' equity	$1,720,770,682	$1,062,456,285

See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Income
For the years ended December 31, 2017 and 2016

	2017	2016
INTEREST INCOME
Loans, including fees	$48,805,647	$39,763,582
Securities and interest bearing deposits at other financial institutions	2,862,825	2,553,652
Federal funds sold and other earning assets	353,924	247,157
Total interest income	52,022,396	42,564,391

INTEREST EXPENSE
Deposits	5,518,350	4,105,304
Securities sold under agreements to repurchase	61,933	65,276
Federal Home Loan Bank advances and other borrowings	113,070	129,102
Total interest expense	5,693,353	4,299,682
Net interest income before provision for loan losses	46,329,043	38,264,709
Provision for loan losses	782,687	787,545
Net interest income after provision for loan losses	45,546,356	37,477,164

NONINTEREST INCOME
Customer service fees	1,374,068	1,127,814
Gain on sale of securities	143,508	199,587
Gain on sale of loans and other assets	1,275,925	948,080
(Loss) gain on sale of foreclosed assets	(47,795)	191,050
Other noninterest income	2,233,787	1,716,794
Total noninterest income	4,979,493	4,183,325

NONINTEREST EXPENSES
Salaries and employee benefits	20,743,153	17,715,222
Net occupancy and equipment expense	4,271,289	3,995,631
Depository insurance	465,844	605,917
Foreclosed assets	83,908	236,148
Advertising	637,600	615,751
Data processing	1,875,462	1,893,386
Professional services	2,084,735	2,122,845
Amortization of intangible assets	346,435	305,452
Service contracts	1,398,018	1,154,003
Merger expenses	2,417,070	—
Other operating expenses	4,758,480	3,855,246
Total noninterest expenses	39,081,994	32,499,601
Income before income tax expense	11,443,855	9,160,888
Income tax expense	6,428,791	3,362,080
Net income	5,015,064	5,798,808
Preferred stock dividends	195,000	1,022,000
Net income available to common stockholders	$4,820,064	$4,776,808

EARNINGS PER COMMON SHARE
Basic	$0.56	$0.82
Diluted	0.55	0.78
Weighted average common shares outstanding
Basic	8,639,212	5,838,574
Diluted	8,793,527	6,118,943
Dividends per common share	N/A	N/A
See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2017 and 2016

	2017	2016
Net income	$5,015,064	$5,798,808

Other comprehensive loss, net of tax:
Unrealized holding gains (losses) arising during the year, net of tax expense (benefit) of $55,405 and $(326,697) in 2017 and 2016, respectively	90,381	(526,954)

Reclassification adjustment for gains included in net income, net of tax expense of $54,533 and $76,422 in 2017 and 2016, respectively	(88,975)	(123,165)
	1,406	(650,119)

Effect of tax rate change on unrealized gains (losses) on available for sale securities	$(197,215)	$—

Total other comprehensive loss	$(195,809)	$(650,119)

Comprehensive income	$4,819,255	$5,148,689

See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2017 and 2016

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
BALANCE, December 31, 2015	12,000	5,806,477	$12,000	$5,806,477	$82,616,015	$12,094,488	$(352,121)	$100,176,859

Net income	—	—	—	—	—	5,798,808	—	5,798,808

Other comprehensive loss	—	—	—	—	—	—	(650,119)	(650,119)

Exercise of stock options	—	89,556	—	89,556	714,401	—	—	803,957

Dividends on preferred stock	—	—	—	—	—	(1,022,000)	—	(1,022,000)

Stock option compensation expense	—	—	—	—	132,635	—	—	132,635

BALANCE, December 31, 2016	12,000	5,896,033	12,000	5,896,033	83,463,051	16,871,296	(1,002,240)	105,240,140

Net income	—	—	—	—	—	5,015,064	—	5,015,064

Other comprehensive gain	—	—	—	—	—	—	1,406	1,406

Reclassification adjustment for tax rate change	—	—	—	—	—	197,215	(197,215)	—

Issuance of common stock	—	1,840,000	—	1,840,000	31,094,676	—	—	32,934,676

Issuance of stock grants	—	1,511	—	1,511	30,280	—	—	31,791

Redemption of preferred stock	(12,000)	—	(12,000)	—	(11,988,000)	—	—	(12,000,000)

Conversion shares issued to shareholders of Capstone Bancshares, Inc.	—	2,908,094	—	2,908,094	66,875,727	—	—	69,783,821

Exercise of stock options	—	506,923	—	506,923	4,378,723	—	—	4,885,646

Dividends on preferred stock	—	—	—	—	—	(195,000)	—	(195,000)

Restricted stock compensation expense	—	—	—	—	56,330	—	—	56,330

Stock option compensation expense	—	—	—	—	97,966	—	—	97,966

BALANCE, December 31, 2017	—	11,152,561	$—	$11,152,561	$174,008,753	$21,888,575	$(1,198,049)	$205,851,840

See Notes to Consolidated Financial Statements.

SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,015,064	$5,798,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,464,414	2,189,088
Provision for loan losses	782,687	787,545
Stock option compensation expense	97,966	132,635
Restricted stock compensation expense	56,330	—
Net gains from sale of securities	(143,508)	(199,587)
Net gains from sale of loans and other assets	(1,275,925)	(948,080)
Net losses (gains) from sale of foreclosed assets	47,795	(191,050)
Changes in other assets and liabilities:
Accrued interest receivable	(331,347)	110,952
Accrued interest payable	31,488	(8,373)
Other assets and liabilities	(102,663)	3,918,803

Net cash provided by operating activities	6,642,301	11,590,741

CASH FLOWS FROM INVESTING ACTIVITIES, net of acquisitions
Purchase of securities available for sale	(53,998,043)	(22,111,781)
Proceeds from security sales, maturities, and paydowns	82,636,066	57,495,436
Purchase (redemption) of restricted investments	246,350	(1,176,900)
Purchase of bank owned life insurance	(10,000,000)	—
Loan originations and principal collections, net	(72,126,299)	(82,804,921)
Purchase of bank premises and equipment	(2,798,898)	(6,994,729)
Proceeds from sale of foreclosed assets	82,864	1,279,554
Net cash and cash equivalents paid in business combinations	(178,312)	—

Net cash used in investing activities	(56,136,272)	(54,313,341)

CASH FLOWS FROM FINANCING ACTIVITIES, net of acquisitions
Net increase in deposits	50,474,866	48,582,620
Net decrease in securities sold under agreements to repurchase	(2,567,254)	(1,446,231)
Issuance of common stock	37,852,113	803,957
Payment of dividends on preferred stock	(195,000)	(752,000)
Redemption of preferred stock	(12,000,000)	—
Repayment of Federal Home Loan Bank advances and other borrowings	(119,196,383)	(67,282,071)
Proceeds from Federal Home Loan Bank advances and other borrowings	139,404,205	51,600,000

Net cash provided by financing activities	93,772,547	31,506,275

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,278,576	(11,216,325)

CASH AND CASH EQUIVALENTS, beginning of year	68,748,308	79,964,633

CASH AND CASH EQUIVALENTS, end of year	$113,026,884	$68,748,308
	2017	2016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,399,749	$4,308,055
Cash paid during the period for taxes	3,531,984	3,754,784
Cash received during the period from tax refunds	—	1,592,224

NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized losses on securities available for sale	$(2,276)	$1,053,238
Acquisition of real estate through foreclosure	588,775	1,431,857
Financed sales of foreclosed assets	—	3,315,064

See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 1. Summary of Significant Accounting Policies

Nature of Business:

SmartFinancial, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the "Bank"). The Company provides a variety of financial services to individuals and corporate customers through its offices in Tennessee, Alabama, Florida, and Georgia. The Company's primary deposit products are interest-bearing demand deposits and certificates of deposit. Its primary lending products are commercial, residential, and consumer loans. On May 22, 2017, the Company along with the Bank entered into an agreement and plan of merger with Capstone Bancshares, Inc., an Alabama corporation and Capstone Bank, an Alabama-chartered commercial bank and wholly owned subsidiary of Capstone Bancshares, Inc. which became effective on November 1, 2017.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure in the consolidated financial statements and accompanying notes included in this Annual Report through the date of the issued consolidated financial statements.

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
December 31, 2017 and 2016

Note 1. Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents (continued):

The Bank is required to maintain average balances in cash or on deposit with the Federal Reserve Bank. The reserve requirement was $16,546,000 and $15,208,000 at December 31, 2017 and 2016, respectively.

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

The Company evaluates investment securities quarterly for other than temporary impairment using relevant accounting guidance specifying that (a) if the Company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other than temporarily impaired unless a credit loss has occurred in the security. If management does not intend to sell the security and it is more likely than not that they will not have to sell the security before recovery of the cost basis, management will recognize the credit component of an other-than- temporary impairment of a debt security in earnings and the remaining portion in other comprehensive loss.

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
December 31, 2017 and 2016

Note 1. Summary of Significant Accounting Policies, Continued

Acquired Loans:

Acquired loans are those acquired in business combinations by the Company or Bank. The fair values of acquired loans with evidence of credit deterioration, purchased credit impaired loans (“PCI loans”), are recorded net of a nonaccretable discount and accretable discount. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable discount, which is included in the carrying amount of acquired loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable discount. Acquired loans are initially recorded at fair value at acquisition date. Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans.

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
December 31, 2017 and 2016

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
December 31, 2017 and 2016

Note 1. Summary of Significant Accounting Policies, Continued

Foreclosed Assets:

Foreclosed assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent write-downs to the value are expensed. The amount of residential real estate where physical possession had been obtained included within foreclosed assets at December 31, 2017 and 2016 was $545,750 and $1,500, respectively. The amount of residential real estate in process of foreclosure at December 31, 2017 and December 31, 2016 was $0.

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

Goodwill and Intangible Assets:

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform additional goodwill impairment testing to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The Company performs its annual goodwill impairment test as of December 31 of each year. For 2017, the results of the qualitative assessment provided no indication of potential impairment. Goodwill will continue to be monitored for triggering events that may indicate impairment prior to the next scheduled annual impairment test.

Intangible assets consist of core deposit premiums created as a result of Business Combinations by the Company or Bank where deposits are assumed. The core deposit premium is initially recognized based on a valuation performed as of the consummation date. The core deposit premium is amortized over the average remaining life of the acquired customer deposits. Amortization expense relating to these intangible assets was $346,435 and $305,452 for the years ended December 31, 2017 and 2016, respectively. The intangible assets were evaluated for impairment as of December 31, 2017, and based on that evaluation it was determined that there was no impairment.

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
December 31, 2017 and 2016

Note 1. Summary of Significant Accounting Policies, Continued

Advertising Costs:

The Company expenses all advertising costs as incurred. Advertising expense was $637,600 and $615,751 for the years ended December 31, 2017 and 2016, respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2017, using the new corporate tax rate of 21 percent. See Note 8.

Stock Compensation Plans:

At December 31, 2017, the Company had options outstanding under stock-based compensation plans, which are described in more detail in Note 10. The plans have been accounted for under the accounting guidance (FASB ASC 718, Compensation - Stock Compensation) which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and stock or other stock based awards.

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 1. Summary of Significant Accounting Policies, Continued

Variable interest entities:

An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC Topic 810, which are: (1) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the entity has equity investors that cannot make significant decisions about the entity's operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE must be consolidated by the Company if it is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has a majority of the expected losses, expected residual returns, or both. At December 31, 2017, the Company had an investment in Community Advantage Fund, LLC that qualified as an unconsolidated VIE.

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

Earnings per common share:

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to restricted stock and outstanding stock options and are determined using the treasury stock method

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 1. Summary of Significant Accounting Policies, Continued

Segment Reporting:

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

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient Transition to Topic 842 , an amendment to ASU 2016-2: Leases. The amendments in this Update permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. An entity that elects this practical expedient should apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. An entity should continue to apply its current accounting policy for accounting for land easements that existed before the entity’s adoption of Topic 842. For example, if an entity currently accounts for certain land easements as leases under Topic 840, it should continue to account for those land easements as leases before its adoption of Topic 842. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Update 2016-02.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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
December 31, 2017 and 2016

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 2. Business Combinations

On December 8, 2016, the Bank entered into a purchase and assumption agreement with Atlantic Capital Bank, N.A. that provided for the acquisition and assumption by the Bank of certain assets and liabilities associated with Atlantic Capital Bank’s branch office located at 3200 Keith Street NW, Cleveland, Tennessee 37312. The purchase was completed on May 19, 2017 for total cash consideration of $1,183,007. The assets and liabilities as of the effective date of the transaction were recorded at their respective estimated fair values. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. In the periods following the acquisition, the financial statements will include the results attributable to the Cleveland branch purchase beginning on the date of purchase. For the twelve months period ended December 31, 2017, the revenues and net income attributable to the Cleveland branch were $903,311 and $63,385, respectively. It is impracticable to determine the pro-forma impact to the 2017 revenues and net income if the acquisition had occurred on January 1, 2017 as the Company does not have access to those records for a single branch. The following table details the financial impact of the transaction, including the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

Allocation of Purchase Price (in thousands)
Total consideration in cash	$1,183
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	133
Loans	24,073
Premises and equipment	2,839
Core deposit intangible	310
Prepaid and other assets	77
Deposits	(26,888)
Payables and other liabilities	(21)
Total fair value of net assets acquired	523
Goodwill	$660

As of December 31, 2017 there have not been any changes to the initial fair values recorded as part of the business combination.

On May 22, 2017, the shareholders of the SmartFinancial, Inc (“ SmartFinancial”) approved a merger with Capstone Bancshares, Inc. ("Capstone"), the one bank holding company of Capstone Bank, which became effective November 1, 2017. Capstone shareholders received either: (a) 0.85 shares of SmartFinancial common stock, (b) $18.50 in cash, or (c) a combination of 80% SmartFinancial common stock and 20% cash. Elections were limited by the requirement that 80% of the total shares of Capstone common stock be exchanged for SmartFinancial common stock and 20% be exchanged for cash. Therefore, the allocation of SmartFinancial common stock and cash that a Capstone shareholder received depended on the elections of other Capstone shareholders, and were allocated in accordance with the procedures set forth in the merger agreement. Capstone shareholders also received cash instead of any fractional shares they would have otherwise received in the merger.

After the merger, shareholders of SmartFinancial owned approximately 74% of the outstanding common stock of the combined entity on a fully diluted basis, after taking into account the exchange ratio.

The merger is being accounted for using the acquisition method of accounting, in accordance with the provisions of FASB ASC 805-10 Business Combinations. Under this guidance, for accounting purposes, SmartFinancial is considered the acquirer in the merger, and as a result the historical financial statements of the combined entity will be the historical financial statements of SmartFinancial.

The merger was effected by the issuance of shares of SmartFinancial stock along with cash consideration to shareholders of Capstone. The assets and liabilities of Capstone as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of SmartFinancial. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill from the transaction was $38.0 million, none of which is deductible for income tax purposes.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 2. Business Combination, Continued

In periods following the merger, the financial statements of the combined entity will include the results attributable to Capstone beginning on the date the merger was completed. In the period ended December 31, 2017, the revenues and net income attributable to Capstone were $5.0 million and $0.2 million, respectively. The pro-forma impact to 2017 revenues and net income if the merger had occurred on December 31, 2016 would have been $24.9 million and $947 thousand, respectively.

The fair value estimates of Capstone’s assets and liabilities recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date.

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed, and goodwill recognized:

Calculation of Purchase Price
Shares of SMBK common stock issued to Capstone shareholders as of November 1, 2017	2,908,094
Market price of SMBK common stock on November 1, 2017	$23.49
Estimated fair value of SMBK common stock issued (in thousands)	68,311
Estimated fair value of Capstone stock options (in thousands)	1,585
Cash consideration paid	15,826
Total consideration (in thousands)	$85,722

Allocation of Purchase Price (in thousands)
Total consideration above	$85,722
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	16,810
Investment securities available for sale	51,638
Restricted investments	1,049
Loans	413,023
Premises and equipment	8,668
Bank owned life insurance	10,031
Core deposit intangible	5,530
Other real estate owned	410
Prepaid and other assets	6,360
Deposits	(454,154)
FHLB advances and other borrowings	(4,887)
Payables and other liabilities	(6,803)
Total fair value of net assets acquired	47,675
Goodwill	$38,047

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 3. Securities

The amortized cost and fair value of securities available-for-sale at December 31, 2017 and 2016 are summarized as follow (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$26,207	$1	$(432)	$25,776
Municipal securities	9,122	28	(147)	9,003
Other debt securities	974	—	(24)	950
Mortgage-backed securities	117,263	136	(1,184)	116,215
Total	$153,566	$165	$(1,787)	$151,944

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$18,279	$8	$(564)	$17,723
Municipal securities	8,182	16	(179)	8,019
Mortgage-backed securities	104,585	185	(1,090)	103,680
Total	$131,046	$209	$(1,833)	$129,422

The amortized cost and estimated market value of securities at December 31, 2017, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$2,174	$2,175
Due from one year to five years	21,606	21,292
Due from five years to ten years	8,037	7,822
Due after ten years	4,486	4,440
	36,303	35,729
Mortgage-backed securities	117,263	116,215
Total	$153,566	$151,944

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of December 31, 2017 and 2016 (in thousands):

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 3. Securities, Continued

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$1,358	$(1)	$13,420	$(431)	$14,778	$(432)
Municipal securities	3,418	(43)	2,112	(104)	5,530	(147)
Other debt securities	950	(24)	—	—	950	(24)
Mortgage-backed securities	61,332	(407)	35,048	(777)	96,380	(1,184)
Total	$67,058	$(475)	$50,580	$(1,312)	$117,638	$(1,787)

	As of December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$14,702	$(564)	$—	$—	$14,702	$(564)
Municipal securities	6,368	(179)	—	—	6,368	(179)
Mortgage-backed securities	67,063	(690)	8,948	(400)	76,011	(1,090)
Total	$88,133	$(1,433)	$8,948	$(400)	$97,081	$(1,833)

At December 31, 2017, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

U.S. Government-sponsored enterprises: At December 31, 2017, six investments in U.S. GSE securities had unrealized losses. These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments does not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is more likely than not that the Bank will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at December 31, 2017.

Municipal securities: At December 31, 2017, thirteen investments in obligations of municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other than temporarily impaired at December 31, 2017.

Other debt securities: At December 31, 2017, one investment in other debt securities had unrealized losses. The Bank believes the unrealized losses on this investment was caused by the interest rate environment and does not relate to the underlying credit quality of the issuers. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of their amortized cost bases, which may be maturity, the Bank does not consider this investment to be other than temporarily impaired at December 31, 2017.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 3. Securities, Continued

Mortgage-backed securities: At December 31, 2017, sixty investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other than temporarily impaired at December 31, 2017.

Sales of available for sale securities for the years ended December 31, 2017 and 2016, were as follows (in thousands):

	2017	2016
Proceeds	$12,614	$31,599
Gains realized	145	200
Losses realized	2	—

Securities with a carrying value of $97,160,059 and $86,351,097 at December 31, 2017 and 2016, respectively, were pledged to secure various deposits, securities sold under agreements to repurchase, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Home Loan Bank.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 4. Loans and Allowance for Loan Losses

Portfolio Segmentation:

At December 31, 2017 and 2016, loans consisted of the following (in thousands):

	December 31, 2017			December 31, 2016
	PCI Loans	All Other Loans	Total	PCI Loans	All Other Loans	Total
Commercial real estate	$17,903	$625,085	$642,988	$14,943	$400,265	$415,208
Consumer real estate	7,450	286,007	293,457	9,004	178,798	187,802
Construction and land development	5,120	130,289	135,409	1,678	116,191	117,869
Commercial and industrial	858	237,229	238,087	1,568	83,454	85,022
Consumer and other	1,463	11,854	13,317	—	7,475	7,475
Total loans	32,794	1,290,464	1,323,258	27,193	786,183	813,376
Less: Allowance for loan losses	(16)	(5,844)	(5,860)	—	(5,105)	(5,105)

Loans, net	$32,778	$1,284,620	$1,317,398	$27,193	$781,078	$808,271

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
December 31, 2017 and 2016

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
December 31, 2017 and 2016

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

The composition of loans by loan classification for impaired and performing loan status at December 31, 2017 and 2016, is summarized in the tables below (amounts in thousands):

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$624,638	$284,585	$129,742	$237,016	$11,842	$1,287,823
Impaired loans	447	1,422	547	213	12	2,641
	625,085	286,007	130,289	237,229	11,854	1,290,464
PCI loans	17,903	7,450	5,120	858	1,463	32,794
Total	$642,988	$293,457	$135,409	$238,087	$13,317	$1,323,258

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$400,146	$177,977	$115,326	$83,244	$7,475	$784,168
Impaired loans	119	821	865	210	—	2,015
	400,265	178,798	116,191	83,454	7,475	786,183
PCI loans	14,943	9,004	1,678	1,568	—	27,193
Total loans	$415,208	$187,802	$117,869	$85,022	$7,475	$813,376

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of December 31, 2017 and 2016 (amounts in thousands):

December 31, 2017
			Construction	Commercial	Consumer
	Commercial	Consumer	and Land	and	and
	Real Estate	Real Estate	Development	Industrial	Other	Total
Performing loans	$2,444	$1,340	$521	$890	$204	$5,399
PCI loans	16	—	—	—	—	16
Impaired loans	5	256	—	172	12	445
Total	$2,465	$1,596	$521	$1,062	$216	$5,860

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

December 31, 2016
			Construction	Commercial	Consumer
	Commercial	Consumer	and Land	and	and
	Real Estate	Real Estate	Development	Industrial	Other	Total
Performing loans	$2,369	$1,382	$717	$516	$117	$5,101
PCI Loans	—	—	—	—	—	—
Impaired loans	—	—	—	4	—	4
Total	$2,369	$1,382	$717	$520	$117	$5,105

The following tables detail the changes in the allowance for loan losses for the year ending December 31, 2017 and December 31, 2016, by loan classification (amounts in thousands):

December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,369	$1,382	$717	$520	$117	$5,105
Loans charged off	—	(111)	—	(24)	(141)	(276)
Recoveries of loans charged off	8	99	13	67	61	248
Provision (reallocation) charged to operating expense	88	226	(209)	499	179	783
Ending balance	$2,465	$1,596	$521	$1,062	$216	$5,860

December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$1,906	$1,015	$627	$777	$29	$4,354
Loans charged off	—	(102)	(14)	(35)	(155)	(306)
Recoveries of loans charged off	45	76	22	58	68	269
Provision (reallocation) charged to operating expense	418	393	82	(280)	175	788
Ending balance	$2,369	$1,382	$717	$520	$117	$5,105

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of December 31, 2017 and 2016 (amounts in thousands):

Non PCI Loans

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$616,028	$279,464	$129,359	$233,942	$11,624	$1,270,417
Watch	7,673	2,543	383	3,007	62	13,668
Special mention	1,006	2,627	—	64	155	3,852
Substandard	378	1,159	547	157	—	2,241
Doubtful	—	214	—	59	13	286
Total	$625,085	$286,007	$130,289	$237,229	$11,854	$1,290,464

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

PCI Loans

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$14,386	$4,151	$4,134	$68	$819	$23,558
Watch	261	1,345	649	120	262	2,637
Special mention	—	456	—	58	24	538
Substandard	3,084	1,192	337	588	107	5,308
Doubtful	172	306	—	24	251	753
Total	$17,903	$7,450	$5,120	$858	$1,463	$32,794
Total loans	$642,988	$293,457	$135,409	$238,087	$13,317	$1,323,258

Non PCI Loans

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$399,505	$177,466	$115,237	$82,992	$7,238	$782,438
Watch	640	550	89	252	—	1,531
Special mention	—	104	—	—	237	341
Substandard	120	678	865	210	—	1,873
Doubtful	—	—	—	—	—	—
Total	$400,265	$178,798	$116,191	$83,454	$7,475	$786,183

PCI Loans

	December 31, 2016
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$11,836	$6,811	$1,019	$1,507	$—	$21,173
Watch	1,045	1,577	645	22	—	3,289
Special mention	—	—	—	12	—	12
Substandard	2,062	616	14	—	—	2,692
Doubtful	—	—	—	27	—	27
Total	$14,943	$9,004	$1,678	$1,568	$—	$27,193
Total loans	$415,208	$187,802	$117,869	$85,022	$7,475	$813,376

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

The following tables present the aging of the recorded investment in loans and leases as of December 31, 2017 and 2016 (amounts in thousands):

	December 31, 2017
	30-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due	PCI Loans	Current Loans	Total Loans
Commercial real estate	$517	$728	$128	$1,373	$17,903	$623,712	$642,988
Consumer real estate	963	33	991	1,987	7,450	284,020	293,457
Construction and land development	65	326	547	938	5,120	129,351	135,409
Commercial and industrial	286	131	85	502	858	236,727	238,087
Consumer and other	165	291	13	469	1,463	11,385	13,317
Total	$1,996	$1,509	$1,764	$5,269	$32,794	$1,285,195	$1,323,258

	December 31, 2016
	30-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due	PCI Loans	Current Loans	Total Loans
Commercial real estate	$395	$—	$—	$395	$14,943	$399,870	$415,208
Consumer real estate	695	699	386	1,780	9,004	177,018	187,802
Construction and land development	690	—	865	1,555	1,678	114,636	117,869
Commercial and industrial	257	—	164	421	1,568	83,033	85,022
Consumer and other	17	—	—	17	—	7,458	7,475
Total	$2,054	$699	$1,415	$4,168	$27,193	$782,015	$813,376

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 4. Loans and Allowance for Loan Losses, Continued

Impaired Loans:

A loan held for investment is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following is an analysis of the impaired loan portfolio detailing the related allowance recorded as of and for the years ended December 31, 2017 and 2016 (amounts in thousands):

				For the year ended
	At December 31, 2017			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Non PCI Loans:
Commercial real estate	$424	$454	$—	$204	$44
Consumer real estate	415	420	—	401	16
Construction and land development	547	547	—	628	—
Commercial and industrial	41	41	—	44	3
Consumer and other	—	—	—	—	—
	1,427	1,462	—	1,277	63

PCI loans: None in 2017

Impaired loans with a valuation allowance:
Non PCI Loans:
Commercial real estate	23	23	5	5	1
Consumer real estate	1,007	1,033	256	601	38
Construction and land development	—	—	—	—	—
Commercial and industrial	172	172	172	117	10
Consumer and other	12	13	12	2	1
	1,214	1,241	445	725	50
PCI loans:
Commercial real estate	16	123	16	3	16

Total impaired loans	$2,657	$2,826	$461	$2,005	$129

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

Troubled Debt Restructurings:

At December 31, 2017 and 2016, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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
December 31, 2017 and 2016

Note 4. Loans and Allowance for Loan Losses, Continued

Troubled Debt Restructurings (continued):

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of December 31, 2017 and 2016, management had approximately $41,000 and $608,000, respectively, in loans that met the criteria for restructured. No restructured loans were on nonaccrual as of December 31, 2017. There were $442,000 restructured loans on nonaccrual at December 31, 2016. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

There were no loans modified as troubled debt restructurings during the year ended December 31, 2017.

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

Purchased Credit Impaired Loans:

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Commercial real estate	$23,366	$18,473
Consumer real estate	10,764	12,111
Construction and land development	6,285	2,553
Commercial and industrial	1,452	2,482
Consumer and other	1,710	—
Total loans	$43,577	$35,619
Less remaining purchase discount	(10,783)	(8,426)
Total, gross	32,794	27,193
Less: Allowance for loan losses	(16)	—
Carrying amount, net of allowance	$32,778	$27,193

The following is a summary of the accretable discount on acquired loans for the years ended December 31, 2017 and 2016 (in thousands):

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 4. Loans and Allowance for Loan Losses, Continued

	2017	2016
Accretable yield, beginning of period	$8,950	$10,217
Additions	2,581	—
Accretion income	(4,217)	(2,588)
Reclassification from nonaccretable	926	1,585
Other changes, net	1,047	(264)
Accretable yield, end of period	$9,287	$8,950

The Company increased the allowance for loan losses on purchase credit impaired loans in the amount of approximately $16,000 during the year ended December 31, 2017 and no increases were made during the year ended December 31, 2016.

Purchased credit impaired loans acquired from Capstone during the year ended December 31, 2017 for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

2017
Contractual principal and interest at acquisition	$25,288
Nonaccretable difference	5,725
Expected cash flows at acquisition	19,563
Accretable yield	2,581
Basis in PCI loans at acquisition-estimated fair value	$16,982

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

	2017	2016
Balance, beginning of year	$12,999	$10,851
Disbursements	14,533	855
Removal of credit lines	—	(1,153)
Changes in ownership	—	4,830
Repayments	(9,202)	(2,384)
Balance, end of year	$18,330	$12,999

At December 31, 2017, the Company had pre-approved but unused lines of credit totaling approximately $5,833,000 to related parties.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 5. Premises and Equipment

A summary of premises and equipment at December 31, 2017 and 2016, is as follows (in thousands):

	2017	2016
Land and land improvements	$10,854	$8,354
Building and leasehold improvements	28,576	18,507
Furniture, fixtures and equipment	10,073	7,043
Construction in progress	1,495	2,789
Total, gross	50,998	36,693
Accumulated depreciation	(7,998)	(6,157)
Total, net	$43,000	$30,536

At December 31, 2017 management estimates the cost necessary to complete the construction in progress will be approximately $3.04 million.

The Company leases several branch locations and also has three ground leases under non-cancelable operating lease agreements. The leases expire between January 2018 and November 2023. Lease expense under the leases was $721,534 and $728,004 in 2017 and 2016, respectively. At December 31, 2017, the remaining minimum lease payments relating to these leases were as follows (in thousands):

2018	$608
2019	500
2020	487
2021	344
2022	124
2023	40

Depreciation expense was $1,841,524 and $1,435,090 for the years ended December 31, 2017 and 2016, respectively.

Note 6. Deposits

The aggregate amount of time deposits in denominations of $250,000 or more was approximately $171,529,000 and $123,053,000 at December 31, 2017 and 2016, respectively. At December 31, 2017, the scheduled maturities of time deposits are as follows (in thousands):

2018	$290,093
2019	84,906
2020	36,170
2021	14,353
2022	16,039
Thereafter	120
Total	$441,681

As of December 31, 2017 and 2016, there was a fair value adjustment of $1,092,456 and $303,981, respectively, to time deposits as a result of business combinations.

At December 31, 2017 and 2016, the Company had $155,000 and $76,380, respectively, of deposit accounts in overdraft status that have been reclassified to loans on the accompanying consolidated balance sheets. From time to time, the Company engages in deposit transactions with its directors, executive officers and their related interests (collectively referred to as "related parties"). Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits was $16.7 million and $15.1 millionat December 31, 2017 and 2016, respectively.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 7. Goodwill and Intangible Assets

Goodwill and intangible assets

Past business combinations have created $42,873,689 in goodwill for the Company.

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

The following table presents information about our core deposit premium intangible asset at December 31 (in thousands):

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible asset:
Core deposit intangible	$8,589	$626	$2,750	$280

The following table presents information about aggregate amortization expense for 2017 and 2016 and for the succeeding fiscal years as follows (in thousands):

	2017	2016
Aggregate amortization expense of core deposit premium intangible	$346	$305

Estimated aggregate amortization expense of the core deposit premium intangible for the year ending December 31 (in thousands):

2018	$772
2019	772
2020	717
2021	670
2022	670
Thereafter	4,362
Total	$7,963

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 8.    Income Taxes

Income tax expense in the consolidated statements of income for the years ended December 31, 2017 and 2016, includes the following (in thousands):

	2017	2016
Current tax expense
Federal	$1,962	$2,503
State	428	531
Deferred tax expense (benefit) related to:
Provision for loan losses	(355)	(320)
Depreciation	374	203
Fair value adjustments	1,611	356
Nonaccrual interest	(26)	(26)
Foreclosed real estate	55	117
Core deposit intangible	(123)	(117)
Other	63	115
Change in tax rate	2,440	—
Total income tax expense	$6,429	$3,362

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory income tax rates. The reasons for this difference are as follows (in thousands):

	2017	2016
Federal income tax expense computed at the statutory rate	$3,891	$3,115
State income taxes, net of federal tax benefit	491	393
Nondeductible acquisition expenses	364	—
Change in tax rate	2,440	—
Other	(757)	(146)
Total income tax expense	$6,429	$3,362

The components of the net deferred tax asset as of December 31, 2017 and 2016, were as follows (in thousands):

	2017	2016
Deferred tax assets:
Allowance for loan losses	$1,561	$1,932
Fair value adjustments	4,829	3,744
Foreclosed real estate	301	539
Deferred compensation	849	415
State net operating loss carryforward	—	—
Other	849	561
Total deferred tax assets	8,389	7,191
Deferred tax liabilities:
Accumulated depreciation	1,194	1,903
Core deposit intangible	1,945	946
Other	223	639
Total deferred tax liabilities	3,362	3,488
Net deferred tax asset	$5,027	$3,703

The income tax returns of the Company for 2016, 2015, and 2014 are subject to examination by the federal and state taxing authorities, generally for three years after they were filed.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 9.     Federal Home Loan Bank Advances and Other Borrowings

Line of Credit:

On August 28, 2015, the Company entered into a loan agreement (the “Loan Agreement”) with CapStar Bank (the “Lender”) providing for a revolving line of credit of up to $8,000,000. The line of credit was paid in full in March 2016 after which the line matured on February 28, 2017.

On October 31, 2017, the Company entered into a loan agreement (the “Loan Agreement No. 2 ”) with CapStar Bank (the “Lender”) providing for a revolving line of credit of up to $15,000,000. The Company may borrow and reborrow under the revolving line of credit until the line of credit termination date of January 15, 2019, after which no advances under the revolving line of credit may be reborrowed. The term loan commencement date would begin on January 16, 2019. Line of Credit borrowings and the term loan will accrue interest at the Lender’s prime rate minus .25%, subject to a 3.50% floor.

Beginning 90 days after the effective date of the revolving line of credit, the Company is required to pay quarterly payments of interest. In addition, commencing on January 15, 2019, the Company must pay quarterly principal amortization payments of $262,500 for each fiscal quarter in 2019, $287,500 for each fiscal quarter in 2020, $312,500 for each fiscal quarter in 2021 and $337,500 for each fiscal quarter in 2022 until and including the maturity date. The scheduled principal amortization payments are based upon the assumption that the revolving line of credit is fully drawn, and the required payments will be reduced on a pro-rata basis relative to the amount borrowed if the revolving line of credit is not fully drawn. The loan will mature on October 15, 2022, at which time all outstanding amounts under the loan agreement no. 2 will become due and payable. In connection with entering into the Loan Agreement No. 2, the Company issued to the Lender a line of credit note dated as of October 31, 2017.

The Loan Agreement No. 2 contains typical representations, warranties and covenants for a revolving line of credit, and the loan agreement has certain financial covenants and capital ratio requirements. Pursuant to the Loan Agreement No. 2, the Bank may not permit non-performing assets to be greater than 3.25% of total assets. The Bank must not permit its Texas ratio (nonperforming assets divided by the sum of tangible equity plus the allowance for loan and lease losses) to be greater than 35.00%, and must not permit its liquidity ratio to be less than 9.00% (or less than 10.00% for two consecutive quarters). The Bank will not permit, at the end of each quarter, its returns on average assets to be less than .45% from December 31, 2017 through and including September 30, 2018 and .50% at December 31, 2018 and thereafter. The Bank will not permit the debt service coverage ratio, as of June 30 and December 31 of each fiscal year, commencing on December 31, 2017, to be less than 1.25:1.00.

The regulatory covenant states the Company will be "well capitalized," or such other successor term with a similar meaning, for all applicable state and federal regulatory purposes at all times, and will not be subject to any written agreement, order, capital directive or prompt corrective action directive by any Governmental Authority having regulatory authority over the Company, except where such order, capital directive or prompt corrective action directive does not result in, nor could reasonably be expected to result in, a Material Adverse Effect, or if required by any Governmental Authority having regulatory authority over the Borrower in order to remain "well capitalized" and in compliance with all applicable regulatory requirements, will have such higher amounts of Total Risk-based Capital and Tier 1 Risk-based Capital and/or such greater Tier 1 Leverage Ratio as specified by such Governmental Authority. Each Financial Institution Subsidiary of the Company will be "well capitalized," or such other successor term with a similar meaning, for all applicable state and federal regulatory purposes at all times, and such Financial Institution Subsidiary (i) will have a Total Risk-based Capital Ratio of 10.50% or greater, a Tier 1 Risk based Capital Ratio of 9.50% or greater, and a Tier 1 Leverage Ratio of 8.00% or greater (each as defined by applicable federal and state regulations or orders) and not be subject to any written agreement, order, capital directive or prompt corrective action directive by any Governmental Authority having regulatory authority over such Financial Institution Subsidiary, except where such order, capital directive or prompt corrective action directive does not result in, nor could reasonably be expected to result in, a Material Adverse Effect, or (ii) if required by any Governmental Authority having regulatory authority over such Financial Institution Subsidiary in order to remain "well capitalized" and in compliance with all applicable regulatory requirements, will have such higher amounts of Total Risk-based Capital and Tier 1 Risk-based Capital and/or such greater Tier 1 Leverage Ratio as specified by such Governmental Authority. Notwithstanding the foregoing, if at any time any such Governmental Authority changes the definition of "well capitalized" either by amending such ratios or otherwise, such amended definition, and any such amended or new ratios, shall automatically, and in lieu of the existing definitions and ratios set forth in this Section, be incorporated by reference into this Agreement as the minimum standard for the Company or any Financial Institution Subsidiary, as the case may be, on and as of the date that any such amendment becomes effective by applicable statute, regulation, order or otherwise.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 9.     Federal Home Loan Bank Advances and Other Borrowings, Continued

Line of Credit(continued):

The interest coverage ratio covenant states the Company will not permit, as of June 30 and December 31 of each fiscal year, commencing December 31, 2017, its interest coverage ratio to be less than 2.50:1.00.

As of December 31, 2017, the Company and the Bank were in compliance with all of the loan covenants except for the return on assets. The return on assets covenant was not met due to the tax law enacted in December 2017 which caused the Company to write down the deferred tax asset to the new tax rate. Capstar has waived the covenant for December 2017 since the non-compliance was due to the tax law change and not caused by operations of the Company or Bank.

The Loan Agreement No. 2 has standard and commercially reasonable events of default, such as non-payment, failure to perform any covenant or agreement, breach of any representation or warranty, failure to pay other material indebtedness, bankruptcy, insolvency, any ERISA event, any material judgment, any material adverse effect, any change in control, any failure to be insured by the FDIC or any action by a governmental or regulatory authority, etc. The Lender has the right to accelerate the indebtedness upon an event of default.

The obligations of the Company under the Loan Agreement No. 2 are secured by a pledge of all of the capital stock of the Bank pursuant to stock pledge and security agreements. In the event of a default by the Company under the loan Agreement, the lender may terminate the commitments made under the loan agreement, declare all amounts outstanding to be payable immediately, and exercise or pursue any other remedy permitted under the loan agreement or the pledge agreements, or conferred to the lender by operation of law. As of December 31, 2017, the outstanding borrowings under the line of credit were $10,000,000 and the rate was 4.25%.

The primary source of liquidity for the Company is the payment of dividends from the Bank. As of December 31, 2016 and 2017, the Bank was under no dividend restrictions that requires regulatory approval prior to the payment of a dividend from the Bank to the Company.

FHLB borrowings:

The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide advances to the Bank in an amount up to $36,224,294. All of the loans are secured by first mortgages on 1-4 family residential, multi-family properties and commercial properties and are pledged as collateral for these advances. Additionally, the Bank pledged securities to FHLB with a carrying amount of $16,252,434 at December 31, 2017 and $14,844,441 at December 31, 2016.

At December 31, 2017, there were no advances from the FHLB. At December 31, 2016, FHLB advances consisted of the following (amounts in thousands):

Long-term advance dated January 10, 2007, requiring monthly interest payments, fixed at 4.25%, with a put option exercisable in January 2008 and then quarterly thereafter, principal due in January 2017	$5,000

As of December 31, 2017 and December 31, 2016, there was a fair value adjustment of $0 and $5,765 , respectively, to FHLB borrowings as a result of a business combination.

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

At December 31, 2017, scheduled maturities of the Federal Home Loan Bank advances, federal funds purchased of $33,600,000, and other borrowings are as follows (amounts in thousands):

2018	$33,600
2022	$10,000

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 9.     Federal Home Loan Bank Advances and Other Borrowings, Continued

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 10.    Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401 (k) of the Internal Revenue Code covering substantially all employees. After one year of service the Company matches 100 percent of employee contributions up to 3 percent of compensation and 50 percent of employee contributions on the next 2 percent of compensation. The Company's contribution to the Plan was $427,975 in 2017 and $403,309 in 2016.

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

Legacy Capstone Stock Option Plan - This plan was assumed by the Company on November 3, 2017 and subsequently closed. The plan provided for incentive stock options and nonqualified stock options. Under the plan, the exercise price of each option could not be less than 100 percent of the fair market value of the common stock on the date of grant.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 10.    Employee Benefit Plans, Continued

Stock Option Plans (continued):

A summary of the status of these stock option plans is presented in the following table:

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2016	717,524	$10.57
Granted	—	—
Exercised	(506,923)	9.64
Forfeited	(24,496)	19.90
Capstone options assumed in business combination	130,469	11.76
Outstanding at December 31, 2017	316,574	$11.82

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2015	817,414	$10.62
Granted	—	—
Exercised	(89,556)	8.98
Forfeited	(10,334)	28.49
Outstanding at December 31, 2016	717,524	$10.57

Information pertaining to options outstanding at December 31, 2017, is as follows:

	Options Outstanding			Options Exercisable
		Weighted- Average Remaining	Weighted- Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
6.60	37,500	4.2 years	6.60	37,500	6.60
6.80	16,875	3.2 years	6.80	16,875	6.80
9.48	26,875	5.2 years	9.48	26,875	9.48
9.60	35,625	6.2 years	9.60	35,625	9.60
11.67	2,000	3.1 years	11.67	2,000	11.67
11.76	130,469	1.9 years	11.76	130,469	11.76
14.40	12,805	1.2 years	14.40	12,805	14.40
15.05	41,259	7.8 years	15.05	17,804	15.05
31.96	13,166	0.2 years	31.96	13,166	31.96
Outstanding, end of year	316,574	3.7 years	11.82	293,119	11.56

The Company recognized stock option compensation expense of $97,966 and $132,635 for the periods ended December 31, 2017 and 2016, respectively. Stock appreciation rights compensation expense of $21,829 was recognized for the period ended December 31, 2017. There was no stock appreciated rights compensation expense recognized for the period ended December 31, 2016. Direct stock grant expense issued to local advisory board members of $31,791 was included in salary and benefit expense for the period ended December 31, 2017. There was no direct stock grant expense for the period ended December 31, 2016. The total fair value of shares underlying the options which vested during the periods ended December 31, 2017 and 2016, was $313,977

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 10.    Employee Benefit Plans, Continued

and $95,658, respectively. The income tax benefit recognized for the exercise of options for the periods ended December 31, 2017 and 2016 was $1,331,689 and $252,931 respectively.

Stock Option Plans (continued):

The intrinsic value of options exercised during the periods ended December 31, 2017 and 2016 was $5,468,780 and $660,476, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2017 was $3,261,940 and $3,105,964, respectively. Cash received from options exercised under all share-based payment arrangements for the period ended December 31, 2017 was $4,885,646.

Information related to non-vested options for the period ended December 31, 2017, is as follows:

	Number	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2016	47,970	$12.31
Granted	—	—
Vested	(14,469)	12.31
Forfeited/expired	(10,046)	12.31
Nonvested at December 31, 2017	23,455	$12.31

As of December 31, 2017, there was approximately $258,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.0 years. There were no stock options granted during the twelve months period ended December 31, 2017 and December 31, 2016.

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

For the period ended December 31, 2017, compensation expense of $56,330 was recognized related to non-vested restricted stock awards. There was no compensation expenses related to these awards in 2016. As of December 31, 2017 , there was $619,620 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan.

The following table summarizes activity relating to non-vested restricted stock awards:

Number
Nonvested at December 31, 2016	—
Granted	27,500
Vested	—
Forfeited/expired	—
Nonvested at December 31, 2017	27,500

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

At December 31, 2017 and 2016, the Company had securities sold under agreements to repurchase of $24,054,730 and $26,621,984, respectively, with commercial checking customers.

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

A summary of the Company's total contractual amount for all off-balance sheet commitments at December 31, 2017 is as follows:

Commitments to extend credit	292.8	million
Standby letters of credit, issued by the Company	5.5	million

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

At December 31, 2017 and 2016, the carrying amount of liabilities related to the Company's obligation to perform under standby letters of credit was insignificant. The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on standby letters of credit for the years ended December 31, 2017 and 2016.

Contingencies:

In the normal course of business, the Company may become involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 13.    Regulatory Matters

Regulatory Capital Requirements:

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk‑based capital ratios. The capital conservation buffer is being phased in at the rate of 0.625% per year from 0.0% in 2015 to 2.50% on January 1, 2019. The capital conservation buffer for 2017 is 1.25% and for 2016 is 0.625%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2017, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2017 and 2016, the most recent regulatory notifications categorized both the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. Management currently believes, based on internal capital analysis and earnings projections, the Company's and the Bank's capital position is adequate to meet current and future regulatory minimum capital requirements.

Regulatory Restrictions on Dividends:

Pursuant to Tennessee banking law, the Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to the Company in a calendar year in excess of the total of the Bank's retained net income for that year plus the retained net income for the preceding two years. During the year ended December 31, 2017, SmartBank paid no dividends to the Company. As of December 31, 2017, the Bank could pay approximately $11.5 million of additional dividends to the Company without prior approval of the Commissioner of the TDFI.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 13.    Regulatory Matters, Continued

Regulatory Capital Levels:

Actual and required capital levels at December 31, 2017 and 2016 are presented below (dollars in thousands):
are

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
SmartFinancial, Inc.
Total Capital (to Risk-Weighted Assets)	$163,683	10.98%	$119,257	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	157,823	10.59%	89,442	6.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	157,823	10.59%	67,082	4.50%
Tier 1 Capital (to Average Assets)	157,823	10.78%	58,562	4.00%

SmartBank
Total Capital (to Risk-Weighted Assets)	$168,148	11.29%	$119,111	8.00%	$148,889	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	162,288	10.90%	89,333	6.00%	119,111	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	162,288	10.90%	67,000	4.50%	96,778	6.50%
Tier 1 Capital (to Average Assets)	162,288	11.26%	57,656	4.00%	72,070	5.00%
 (1) The prompt corrective action provisions are applicable at the Bank level only.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 13.    Regulatory Matters, Continued

Regulatory Capital Levels (continued):

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
SmartFinancial, Inc.
Total Capital (to Risk-Weighted Assets)	$105,756	11.99%	$70,553	8.00%
Tier 1 Capital (to Risk-Weighted Assets)	100,651	11.42%	52,915	6.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	88,651	10.05%	39,686	4.50%
Tier 1 Capital (to Average Assets)	100,651	9.81%	41,052	4.00%

SmartBank
Total Capital (to Risk-Weighted Assets)	$104,705	11.88%	$70,535	8.00%	$88,169	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	99,600	11.30%	52,901	6.00%	70,535	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	99,600	11.30%	39,676	4.50%	57,310	6.50%
Tier 1 Capital (to Average Assets)	99,600	9.71%	41,041	4.00%	51,301	5.00%
 (1) The prompt corrective action provisions are applicable at the Bank level only.

Note 14.    Concentrations of Credit Risk

The Company originates primarily commercial, residential, and consumer loans to customers in Tennessee, Florida, Georgia and Alabama. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

Eighty-one percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market areas. Commercial real estate, including commercial construction loans, represented 56 percent of the loan portfolio at December 31, 2017, and 61 percent of the loan portfolio at December 31, 2016. Accordingly, the ultimate collectability of the loan portfolio and recovery of the carrying amount of foreclosed assets is susceptible to changes in real estate conditions in the Company's primary market areas. The other concentrations of credit by type of loan are set forth in Note 4.

The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $42,325,000.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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
December 31, 2017 and 2016

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 15.    Fair Value of Assets and Liabilities, Continued

Assets Measured at Fair Value on a Recurring Basis:

Assets recorded at fair value on a recurring basis are as follows, in thousands

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$25,776	$—	$25,776	$—
Municipal securities	9,003	—	9,003	—
Other debt securities	950	—	950	—
Mortgage-backed securities	116,215	—	116,215	—
Total securities available-for-sale	$151,944	$—	$151,944	$—

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$17,723	$—	$17,723	$—
Municipal securities	8,019	—	8,019	—
Mortgage-backed securities	103,680	—	103,680	—
Total securities available-for-sale	$129,422	$—	$129,422	$—

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

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$769	$—	$—	$769
Foreclosed assets	3,254	—	—	3,254

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 15.    Fair Value of Assets and Liabilities, Continued

Assets Measured at Fair Value on a Nonrecurring Basis (continued):

	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$239	$—	$—	$239
Foreclosed assets	2,386	—	—	2,386

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2017 and 2016, the significant unobservable inputs used in the fair value measurements are presented below.

	Balance as of December 31, 2017 (in thousands)	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$769	Third Party Appraisal	Appraisal Discounts	35.5%
Foreclosed assets	3,254	Third Party Appraisal	Appraisal Discounts	17.8%

	Balance as of December 31, 2016 (in thousands)	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$239	Cash Flow	Discounted Cash Flow / Appraisal Discounts	2.4%
Foreclosed assets	2,386	Appraisal	Appraisal Discounts	12.2%

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
December 31, 2017 and 2016

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2017 and December 31, 2016 are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$113,027	$113,027	$68,748	$68,748
Securities available for sale	151,944	151,944	129,422	129,422
Restricted investments	6,431	N/A	5,628	N/A
Loans, net	1,317,398	1,292,303	808,271	803,057

Liabilities:
Noninterest-bearing demand deposits	220,520	220,520	153,483	153,483
Interest-bearing demand deposits	231,644	231,644	162,702	162,702
Savings deposits	543,645	543,645	274,605	274,605
Time deposits	442,774	443,547	316,275	316,734
Securities sold under agreements to repurchase	24,055	24,055	26,622	26,622
Federal Home Loan Bank advances and other borrowings	43,600	43,600	18,505	18,505

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 16.    Small Business Lending Fund

In connection with the Company's merger with Legacy SmartFinancial, Inc. in 2015, the Company assumed Legacy SmartFinancial's obligations under a stock purchase agreement with the U.S. Department of the Treasury and issued 12,000 shares of preferred stock at $1,000 per share under the Small Business Lending Fund Program (the "SBLF Program").The Company paid cash dividends at a one percent rate or $120,000 for the year ended December 31, 2015 on the preferred shares. On February 4, 2016 the dividend rate for the preferred shares increased to nine percent and as a result the Company incurred preferred stock dividends of $1,022,000 for the year ended December 31, 2016 .

On January 30, 2017, the Company completed a public offering of 2,010,084 million shares of its common stock, par value $1.00 per share, with the gross proceeds to the Company of approximately $33.2 million. On March 6, 2017, the Company used proceeds from the offering to redeem the $12 million of preferred stock and pay the $195 thousand accrued dividend.

Note 17.    Concentration in Deposits

The Company had a concentration in its deposits of two customers totaling approximately $60,153,000 at December 31, 2016 and three customers totaling approximately $116,121,000 concentration of deposits at December 31, 2017.

Note 18.    Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were antidilutive shares of 13,166 and 17,649 for the years ended December 31, 2017 and 2016, respectively.

(Dollars in thousands, except share amounts)	2017	2016
Basic earnings per share computation:
Net income available to common stockholders	$4,820	$4,777
Average common shares outstanding – basic	8,639,212	5,838,574
Basic earnings per share	$0.56	$0.82
Diluted earnings per share computation:
Net income available to common stockholders	$4,820	$4,777
Average common shares outstanding – basic	8,639,212	5,838,574
Incremental shares from assumed conversions:
Stock options	154,315	280,369
Average common shares outstanding - diluted	8,793,527	6,118,943
Diluted earnings per share	$0.55	$0.78

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 19.    Condensed Parent Information

(Dollars in thousands)

CONDENSED BALANCE SHEETS
	December 31,	December 31,
	2017	2016
ASSETS
Cash	$3,936	$2,068
Investment in subsidiaries	168,104	100,023
Other assets	42,766	4,392

Total assets	$214,806	$106,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$(1,046)	$1,243
Other borrowings	10,000	—

Total liabilities	8,954	1,243

Stockholders’ equity	205,852	105,240

Total liabilities and stockholders’ equity	$214,806	$106,483

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2017	2016
INCOME
Dividends	$—	$3,000
Interest income	—	—
	—	3,000

EXPENSES
Interest expense	69	17
Other operating expenses	2,657	1,146

(Loss) income before equity in undistributed earnings of subsidiaries and income tax benefit	(2,726)	1,837

Equity in undistributed earnings of subsidiaries	7,134	3,520

Income tax benefit	607	442

Net income	5,015	5,799

Preferred stock dividend requirements	195	1,022

Net income available to common stockholders	$4,820	$4,777

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 19.    Condensed Parent Information, Continued

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,015	$5,799
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed income of subsidiary	(7,134)	(3,520)
Other	(2,449)	1,234

Net cash (used in) provided by operating activities	(4,568)	3,513

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable	10,000	—
Repayment of note payable	—	(2,000)
Redemption of preferred stock	(12,000)	—
Proceeds from issuance of common stock	37,853	804
Payment of dividends on preferred stock	(195)	(752)

Net cash provided by (used in) financing activities	35,658	(1,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash for purchase of Capstone Bancshares, Inc.	(14,222)	—
Capital injection in subsidiary	(15,000)

Net cash used in investing activities	(29,222)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,868	1,565

CASH AND CASH EQUIVALENTS, beginning of year	2,068	503

CASH AND CASH EQUIVALENTS, end of year	$3,936	$2,068

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SmartFinancial maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. SmartFinancial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2017. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, SmartFinancial’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of SmartFinancial’s management on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 24, 2018 under the headings “Proposal One Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance and Board of Directors,” “Compensation of Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 24, 2018 under the headings, “Proposal One Election of the Directors” and “Compensation of Directors and Executive Officers.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item will be included in SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 24, 2018 under the heading, “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes information concerning SmartFinancial’s equity compensation plans at December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:
2002 Long-Term Incentive Plan	80,346	$12.04	—
SmartFinancial 2010 Incentive Plan	2,000	$11.67	519,750
2015 Stock Incentive Plan	41,259	$15.05	1,958,280
Capstone Stock Option Plan	130,469	$11.76	—
Equity compensation plans not approved by shareholders	62,500	$9.55	—
Total	316,574	$11.82	2,478,030

Equity Compensation Plans not Approved by Shareholders

During 2013 and 2014, Cornerstone issued non-qualified options to employees and directors. These non-qualified options are governed by the grant document issued to the holders. The non-qualified stock options for employees were issued at the market value of the common stock on the grant date and vest 30% on the second anniversary of the grant date, 60% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date. The non-qualified stock options for directors are issued at the market value of the common stock on the grant date and vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date. The term of all grants were determined by the compensation committee, not to exceed ten years. As of December 31, 2017, a total of 128,500 non-qualified stock options had been issued to Company employees and directors, of which 62,500 remained outstanding and exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 24, 2018 under the heading, “Proposal One Election of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 24, 2018 under the heading, “Proposal Three Ratification of Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:
(1)	Financial Statements

The following report and consolidated financial statements of SmartFinancial and Subsidiary are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit Index

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger dated as of December 5, 2014 by and among SmartFinancial, Inc., SmartBank, Cornerstone Bancshares, Inc. and Cornerstone Community Bank	Incorporated by reference to Appendix A to Form S-4 filed April 16, 2015

2.2	Loan Agreement, dated as of October 31, 2017, by and between SmartFinancial, Inc. and CapStar Bank	Incorporated by reference to Exhibit 2.2 to Form 10-Q filed November, 14, 2017

2.3	Stock Pledge and Security Agreement, dated as of October 31, 2017, by and between SmartFinancial, Inc. and CapStar Bank	Incorporated by reference to Exhibit 2.3 to Form 10-Q filed November, 14, 2017

2.4	Line of Credit Note, dated as of October 31, 2017, executed by SmartFinancial, Inc. in favor of CapStar Bank	Incorporated by reference to Exhibit 2.4 to Form 10-Q filed November, 14, 2017

2.5	Agreement and Plan of Merger, dated as of December 12, 2017, by and among SmartFinancial, Inc., Tennessee Bancshares, Inc., and Southern Community Bank	Incorporated by reference to Exhibit 2.1 to Form 8-K filed December 13, 2017

3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015

3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015

4.1	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2016

10.1*	SmartFinancial, Inc. 2015 Stock Incentive Plan	Incorporated by reference to Exhibit H to the Form S-4 filed April 16, 2015

10.2*	Form of 2015 Stock Incentive Agreement	Incorporated by reference to Exhibit 10.2 to From 10-K filed March 30, 2016

10.3*	SmartFinancial, Inc. 2010 Incentive Plan and Form of Option Agreement, assumed by SmartFinancial	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.4*	SmartBank Stock Option Plan and Form of Option Agreement, assumed by SmartFinancial	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.5*	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Jr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 2, 2015

10.6*	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Sr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.3 to Form 8-K filed September 2, 2015

10.7*	Employment Agreement, dated as of April 15, 2015, by and among C. Bryan Johnson, SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2015

10.8*	First Amendment to Employment Agreement by and between Gary W. Petty, Jr., SmartFinancial, Inc. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 9, 2015

10.9	Form of Subscription Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2015

10.10	Form of Registration Rights Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 20, 2015

10.11*	Employment Agreement with Nathaniel F. Hughes, dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 10, 2014

10.12*	Employment Agreement with Gary W. Petty, Jr. dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc., Cornerstone Community Bank, and Gary W. Petty, Jr.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 10, 2014

10.13*	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 5, 2004

10.14*	Form of Incentive Agreement under 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.22 to Form 10-K filed March 30, 2016

10.15*	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 8, 2017

10.16*	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 8, 2017

10.17*	Employment Agreement, dated as of May 22, 2017, by and between SmartBank and Robert Kuhn	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 7, 2017

10.18*	Capstone Bancshares, Inc. 2008 Long-Term Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 7, 2017

10.19*	Form of Capstone Bancshares, Inc. Stock Option Agreement	Incorporated by reference to Exhibit 10.3 to Form 10-Q filed November 7, 2017

10.20*	Salary Continuation Agreement, dated August 11, 2010, by and between Capstone Bank and Robert W. Kuhn	Incorporated by reference to Exhibit 10.4 to Form 10-Q filed November 7, 2017

10.21*	Employment Agreement, dated as of February 1, 2015, by and among Rhett Jordan, SmartFinancial, Inc. and SmartBank	Filed herewith

10.22*	Employment Agreement, dated as of February 1, 2015, by and among Greg L. Davis and SmartBank	Filed herewith

21.1	SmartFinancial, Inc. List of Subsidiaries	Filed herewith

23.1	Consent of Mauldin & Jenkins, LLC	Filed herewith

31.1	Certification of principal executive officer	Filed herewith

31.2	Certification of principal financial officer	Filed herewith

32.1	Section 906 certifications of chief executive officer and chief financial officer	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTFINANCIAL, INC.

Date: March 16, 2018	By:	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer and Director
(principal executive officer)

By:	/s/ C. Bryan Johnson
C. Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Y. Carroll, Jr.	President and Chief Executive Officer and Director	March 16, 2018
William Y. Carroll, Jr.
(Principal Executive Officer)

/s/ C. Bryan Johnson	Executive Vice President and Chief Financial Officer	March 16, 2018
C. Bryan Johnson
(Principal Financial Officer and Principal Accounting Officer)

/s/ Victor L. Barrett	Director	March 16, 2018
Victor L. Barrett

/s/ Monique P. Berke	Director	March 16, 2018
Monique P. Berke

/s/ William Y. Carroll, Sr.	Director	March 16, 2018
William Y. Carroll, Sr.

/s/ Frank S. McDonald	Director	March 16, 2018
Frank S. McDonald

/s/ Ted C. Miller	Director	March 16, 2018
Ted C. Miller

/s/ David A. Ogle	Director	March 16, 2018
David A. Ogle

/s/ Doyce Payne	Director	March 16, 2018
Doyce Payne

/s/ Miller Welborn	Director	March 16, 2018
Miller Welborn

/s/ Keith E. Whaley	Director	March 16, 2018
Keith E. Whaley

/s/ Geoffrey A. Wolpert	Director	March 16, 2018
Geoffrey A. Wolpert

/s/ Steven B. Tucker	Director	March 16, 2018
Steven B. Tucker

/s/ J. Beau Wicks	Director	March 16, 2018
J. Beau Wicks