Form 10-Q
period 2018-03-31
SMARTFINANCIAL INC.
filed 2018-05-10
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of April 30, 2018 there were 11,236,325 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

SmartFinancial, Inc. (“SmartFinancial” or the "Company") may from time to time make written or oral statements, including statements contained in this report (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. SmartFinancial’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors include, without limitation, those specifically described in Item 1A of Part I of the Company’s most recent Annual Report on Form 10-K, as well as the following:   the expected revenue synergies and cost savings from the merger with Tennessee Bancshares, Inc. ("Tennessee Bancshares") may not be fully realized or may take longer than anticipated to be realized; the disruption from the Tennessee Bancshares merger with customers, suppliers or employees or other business partners’ relationships; the risk of successful integration of our business with that of Tennessee Bancshares; the amount of costs, fees, expenses, and charges related to the merger; changes in management’s plans for the future, prevailing economic and political conditions, particularly in our market area; credit risk associated with our lending activities; changes in interest rates, loan demand, real estate values and competition; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. Many of such factors are beyond SmartFinancial’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. SmartFinancial does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to SmartFinancial.

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

PART I –FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$36,715,074	$64,097,287
Interest-bearing deposits at other financial institutions	57,891,015	41,965,597
Federal funds sold	2,104,000	6,964,000
Total cash and cash equivalents	96,710,089	113,026,884

Securities available for sale	156,209,802	151,944,567
Restricted investments, at cost	7,808,300	6,430,700
Loans, net of allowance for loan losses of $6,476,719 at March 31, 2018 and $5,860,291 at December 31, 2017	1,367,779,622	1,317,397,909
Bank premises and equipment, net	44,202,080	43,000,249
Foreclosed assets	2,665,057	3,254,392
Goodwill and core deposit intangible, net	50,659,861	50,836,840
Cash surrender value of life insurance	21,796,960	21,646,894
Other assets	12,593,237	13,232,247
Total assets	$1,760,425,008	$1,720,770,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$276,248,990	$220,520,287
Interest-bearing demand deposits	278,965,430	231,643,508
Money market and savings deposits	491,242,622	543,644,830
Time deposits	453,276,452	442,774,094
Total deposits	1,499,733,494	1,438,582,719

Securities sold under agreement to repurchase	15,967,801	24,054,730
Federal Home Loan Bank advances and other borrowings	30,000,000	43,600,000
Accrued expenses and other liabilities	5,774,798	8,681,393
Total liabilities	1,551,476,093	1,514,918,842

Stockholders' equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; None issued and outstanding as of March 31,2018 and December 31,2017	—	—
Common stock - $1 par value; 40,000,000 shares authorized; 11,233,806 and 11,152,561 shares issued and outstanding in 2018 and 2017, respectively	11,233,806	11,152,561
Additional paid-in capital	174,981,206	174,008,753
Retained earnings	25,303,346	21,888,575
Accumulated other comprehensive loss	(2,569,443)	(1,198,049)
Total stockholders' equity	208,948,915	205,851,840

Total liabilities and stockholders' equity	$1,760,425,008	$1,720,770,682

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Unaudited Three Months Ended March 31,
	2018	2017
INTEREST INCOME
Loans, including fees	$18,227,880	$10,215,607
Securities and interest-bearing deposits at other financial institutions	1,049,356	660,819
Federal funds sold and other earning assets	100,818	72,897
Total interest income	19,378,054	10,949,323

INTEREST EXPENSE
Deposits	2,401,462	1,097,538
Securities sold under agreements to repurchase	12,496	15,951
Federal Home Loan Bank advances and other borrowings	152,775	15,475
Total interest expense	2,566,733	1,128,964
Net interest income before provision for loan losses	16,811,321	9,820,359
Provision for loan losses	688,796	12,450
Net interest income after provision for loan losses	16,122,525	9,807,909
NONINTEREST INCOME
Customer service fees	578,003	264,673
Gain on sale of loans and other assets	325,345	275,165
Interchange and debit card transaction fees	145,536	192,394
Other noninterest income	406,308	210,040
Total noninterest income	1,455,192	942,272

NONINTEREST EXPENSES
Salaries and employee benefits	7,176,344	4,678,540
Net occupancy and equipment expense	1,533,413	978,459
Depository insurance	101,804	153,299
Foreclosed assets	189,427	14,078
Advertising	184,476	164,262
Data processing	526,308	246,445
Professional services	898,360	538,050
Amortization of intangible assets	187,757	52,578
Service contracts	478,607	295,629
Merger expenses	497,740	—
Other operating expenses	1,448,255	1,039,136
Total noninterest expenses	13,222,491	8,160,476
Income before income tax expense	4,355,226	2,589,705
Income tax expense	940,455	945,854
Net income	3,414,771	1,643,851
Preferred stock dividends	—	195,000
Net income available to common stockholders	$3,414,771	$1,448,851

EARNINGS PER COMMON SHARE
Basic	$0.30	$0.19
Diluted	0.30	0.19

Weighted average common shares outstanding
Basic	11,210,836	7,524,830
Diluted	11,324,052	7,631,219
Dividends per commmon share	—	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Unaudited Three Months Ended March 31,
	2018	2017
Net income	$3,414,771	$1,643,851

Other comprehensive (loss) income, net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of tax (benefit) expense of $(445,994) and $197,831 in 2018 and 2017, respectively	(1,371,394)	318,834

Total other comprehensive (loss) income	(1,371,394)	318,834

Comprehensive income	$2,043,377	$1,962,685

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED
For the Three Months Ended March 31, 2018 and 2017

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCE, December 31, 2017	11,152,561	$11,152,561	$174,008,753	$21,888,575	$(1,198,049)	$205,851,840

Net income	—	—	—	3,414,771	—	3,414,771

Other comprehensive loss	—	—	—	—	(1,371,394)	(1,371,394)

Exercise of stock options	81,245	81,245	869,276	—	—	950,521

Restricted stock compensation expense	—	—	69,706	—	—	69,706

Stock option compensation expense	—	—	33,471	—	—	33,471

BALANCE, March 31, 2018	11,233,806	$11,233,806	$174,981,206	$25,303,346	$(2,569,443)	$208,948,915

		Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCE, December 31, 2016	12,000	12,000	5,896,033	$12,000	$5,896,033	$83,463,051	$16,871,296	$(1,002,240)	$105,240,140

Net income		—	—	—	—	—	1,643,851	—	1,643,851

Other comprehensive income		—	—	—	—	—	—	318,834	318,834

Issuance of common stock		—	1,840,000	—	1,840,000	31,383,653	—	—	33,223,653

Issuance of stock grants		—	1,511	—	1,511	30,280	—	—	31,791

Exercise of stock options		—	473,558	—	473,558	3,787,176	—	—	4,260,734

Cash dividends on preferred stock		—	—	—	—	—	(195,000)	—	(195,000)

Redemption of preferred stock		(12,000)	—	(12,000)	—	(11,988,000)	—	—	(12,000,000)

Stock option compensation expense		—	—	—	—	26,812	—	—	26,812

BALANCE, March 31, 2017		—	8,211,102	—	$8,211,102	$106,702,972	$18,320,147	$(683,406)	$132,550,815

The Notes to Consolidated Financial Statements are an integral part of these statements

SMARTFINANICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,414,771	$1,643,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	932,691	549,186
Provision for loan losses	688,796	12,450
Stock option compensation expense	33,471	26,812
Restricted stock compensation expense	69,706	—
Net gains from sale of loans and other assets	(325,345)	(275,165)
Net losses from sale of foreclosed assets	146,540	15,564
Changes in other assets and liabilities:
Accrued interest receivable	(352,171)	160,042
Accrued interest payable	21,507	2,373
Other assets and liabilities	(1,453,236)	486,433
Net cash provided by operating activities	3,176,730	2,621,546

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from security sales, maturities, and paydowns	5,007,826	5,152,054
Purchase of securities	(11,239,649)	(12,507,860)
Purchase of restricted investments	(1,377,600)	—
Loan originations and principal collections, net	(50,633,564)	6,106,801
Purchase of bank premises and equipment	(1,789,344)	(654,044)
Proceeds from sale of foreclosed assets	320,417	39,636
Net cash used in investing activities	(59,711,914)	(1,863,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	60,954,797	(17,365,921)
Net decrease in securities sold under agreements to repurchase	(8,086,929)	(3,468,587)
Issuance of common stock	950,521	37,516,178
Redemption of preferred stock	—	(12,000,000)
Payment of dividends on preferred stock	—	(195,000)
Proceeds from Federal Home Loan Bank advances and other borrowings	65,000,000	60,375
Repayment of Federal Home Loan Bank advances and other borrowings	(78,600,000)	(18,505,765)
Net cash provided by (used in) financing activities	40,218,389	(13,958,720)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,316,795)	(13,200,587)
CASH AND CASH EQUIVALENTS, beginning of year	113,026,884	68,748,308
CASH AND CASH EQUIVALENTS, end of period	$96,710,089	$55,547,721

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,545,226	$1,126,591
Cash paid during the period for taxes	—	—

NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized losses on securities available for sale	$1,817,388	$(516,665)
Acquisition of real estate through foreclosure	135,038	39,517
Financed sales of foreclosed assets	257,416	—
Change in goodwill due to acquisition	10,778	—
The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business:

SmartFinancial, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the “Bank”). The Company provides a variety of financial services to individuals and corporate customers through its offices in eastern Tennessee, Alabama, Florida, and Georgia. The Company’s primary deposit products are interest-bearing demand deposits and time deposits. Its primary lending products are commercial, residential, and consumer loans. On May 22, 2017, the Company along with the Bank entered into an agreement and plan of merger with Capstone Bancshares, Inc., an Alabama corporation and Capstone Bank, an Alabama-chartered commercial bank and wholly owned subsidiary of Capstone Bancshares, Inc. which became effective on November 1, 2017.

Interim Financial Information (Unaudited):

The financial information in this report for March 31, 2018 and March 31, 2017 has not been audited. The information included herein should be read in conjunction with the Company’s annual consolidated financial statements and footnotes included in the Company's most recent Annual Report on Form 10-K. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of SmartFinancial’s management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information, Continued

Accounting Changes:

We adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)” and its related amendments as of January 1, 2018 utilizing the modified retrospective approach. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including, deposit related fees, interchange fees, merchant income, and insurance and brokerage commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams.

Under ASU 2014-09, we adopted new policies related to revenue recognition. In general, for revenue not associated with financial instruments, guarantees and lease contracts, we apply the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when performance obligation is satisfied. Our contracts with customers are generally short term in nature, typically due within one year or less or cancellable by us or our customer upon a short notice period. Performance obligations for our customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. For performance obligations satisfied over time, we primarily use the output method, directly measuring the value of the products/services transferred to the customer, to determine when performance obligations have been satisfied. We typically receive payment from customers and recognize revenue concurrent with the satisfaction of our performance obligations. In most cases, this occurs within a single financial reporting period. For payments received in advance of the satisfaction of performance obligations, revenue recognition is deferred until such time the performance obligations have been satisfied. In cases where we have not received payment despite satisfaction of our performance obligations, we accrue an estimate of the amount due in the period our performance obligations have been satisfied. For contracts with variable components, only amounts for which collection is probable are accrued. We generally act in a principal capacity, on our own behalf, in most of our contracts with customers. In such transactions, we recognize revenue and the related costs to provide our services on a gross basis in our financial statements. In some cases, we act in an agent capacity, deriving revenue through assisting other entities in transactions with our customers. In such transactions, we recognized revenue and the related costs to provide our services on a net basis in our financial statements. These transactions relate to our customers' use of various interchange and ATM/debit card networks.

Based on our underlying contracts, ASU 2014-09 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions. Previously, such network costs were reported as a component of other noninterest expense. For the three months ended March 31, 2018, gross interchange and debit card transaction fees totaled$332.5 thousand while related network costs totaled $187.0 thousand. On a net basis, we reported $145.5 thousand as interchange and debit card transaction fees in the accompanying Consolidated Statement of Income for the three months ended March 31, 2018. For the three months ended March 31, 2017, we reported interchange and debit card transaction fees totaling$192.4 thousand on a gross basis in the accompanying Consolidated Statement of Income while related network costs totaling $86.8 thousand were reported in other operating expenses included as a component of other noninterest expense.

ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities, ("ASU 2016-01") makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in Accumulated Other Comprehensive Income. ASU 2016-01 became effective for the Company on January 1, 2018 and there was no adjustment to retained earnings. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting this standard. The refined calculation is disclosed Note 6 - Fair Value Disclosures.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information, Continued

Accounting Changes (continued):

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income; (“ASU 2018-02”).  ASU 2018-02 amends ASC Topic 220 and allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Reform Act”).  Consequently, this amendment eliminates the stranded tax effects resulting from the Tax Reform Act and will improve the usefulness of information reported to financial statement users.  However, because the amendments only related to the reclassification of the income tax effects of the Tax Reform Act, the underlying guidance that requires that the effects of the change in tax laws or rates be included in income from continuing operations is not affected.  The guidance is effective for public companies for annual periods beginning on or after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance.  This amendment should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in U.S. federal corporate income tax rate in the Tax Reform Act is recognized.  The Company early adopted this amendment in the fourth quarter of 2017 and reclassified $197 thousand from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Reform Act.

Recently Issued Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2017 as filed with the Securities and Exchange Commission. The following is a summary of recent authoritative pronouncements not yet effective that could impact the accounting, reporting, and/or disclosure of financial information by the Company issued since December 31, 2017.

In February 2016, the FASB issued guidance that requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability in ASU 2016-2: Leases (Topic 842). For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 including interim periods within those fiscal years. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of condition, along with our regulatory capital ratios. However, the Company continues to evaluate the extent of potential impact the new guidance will have on the Company’s consolidated financial statements. The Company is in the process of identifying a complete inventory of arrangements containing a lease and accumulating the lease data necessary to apply the amended guidance.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient Transition to Topic 842 , an amendment to ASU 2016-2: Leases. The amendments in this Update permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. An entity that elects this practical expedient should apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. An entity should continue to apply its current accounting policy for accounting for land easements that existed before the entity’s adoption of Topic 842. For example, if an entity currently accounts for certain land easements as leases under Topic 840, it should continue to account for those land easements as leases before its adoption of Topic 842. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Update 2016-02, for which the company is currently evaluating the impact.

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

The Company is continuing its implementation efforts through its Company-wide implementation team. The implementation team meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, conferences, and peer bank meetings. The team continues to evaluate and validate data resources and different loss methodologies. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

In January 2017, FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In March 2017, FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The premium on individual callable debt securities shall be amortized to the earliest call date. This guidance does not apply to securities for which prepayments are estimated on a large number of similar loans where prepayments are probable and reasonably estimable. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This update should be adopted on a modified retrospective basis with a cumulative-effect adjustment to retained earnings on the date of adoption. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification (ASC) 815, Derivatives and Hedging. The goals of the ASU are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information, Continued

Reclassifications:

Certain captions and amounts in the 2017 consolidated financial statements were reclassified to conform to the 2018 presentation and these reclassifications had no impact on net income or equity as previously reported.

Earnings per common share:

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance (excluding tax impact). Potential common shares that may be issued by the Company relate solely to outstanding stock options, determined using the treasury stock method, and restricted stock awards, determined by the fair value of the Company's stock on date of grant.

Note 2. Earnings per share

The following is a summary of the basic and diluted earnings per share for the three month periods ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31,
	2018	2017
Net income available to common shareholders	$3,414,771	$1,448,851
Weighted average common shares outstanding	11,210,836	7,524,830
Effect of dilutive stock options	113,216	106,389
Diluted shares	11,324,052	7,631,219
Basic earnings per common share	$0.30	$0.19
Diluted earnings per common share	$0.30	$0.19

For the three months ended March 31, 2018 and 2017, the effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share because the exercise price of such options is higher than the market price. There were no and 13,166 antidilutive stock options as of March 31, 2018 and 2017, respectively.

Note 3. Securities

The amortized cost and fair value of securities available-for-sale at March 31, 2018 and December 31, 2017 are summarized as follows (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$30,147	$—	$(844)	$29,303
Municipal securities	10,141	10	(265)	9,886
Other debt securities	975	—	(51)	924
Mortgage-backed securities (GSEs)	118,386	195	(2,484)	116,097
	$159,649	$205	$(3,644)	$156,210

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities, Continued

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$26,207	$1	$(432)	$25,776
Municipal securities	9,122	28	(147)	9,003
Other debt securities	974	—	(24)	950
Mortgage-backed securities (GSEs)	117,263	136	(1,184)	116,215
	$153,566	$165	$(1,787)	$151,944

At March 31, 2018 and December 31, 2017, securities with a fair value totaling approximately $83.4 million and $97.2 million, respectively were pledged to secure public funds and securities sold under agreements to repurchase.

For the three months ended March 31, 2018 and March 31, 2017, there were no available-for-sale securities sold which resulted in no realized gross gains or losses.

The amortized cost and estimated fair value of securities at March 31, 2018, by contractual maturity for non-mortgage backed securities, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$1,175	$1,175
Due from one year to five years	21,606	21,011
Due from five years to ten years	12,665	12,237
Due after ten years	5,817	5,690
	41,263	40,113
Mortgage-backed securities	118,386	116,097
	$159,649	$156,210

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$16,016	$(281)	$13,287	$(563)	$29,303	$(844)
Municipal securities	5,915	(129)	2,077	(136)	7,992	(265)
Other debt securities	—	—	924	(51)	924	(51)
Mortgage-backed securities (GSEs)	60,316	(1,389)	30,822	(1,095)	91,138	(2,484)
	$82,247	$(1,799)	$47,110	$(1,845)	$129,357	$(3,644)

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities, Continued

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$1,358	$(1)	$13,420	$(431)	$14,778	$(432)
Municipal securities	3,418	(43)	2,112	(104)	5,530	(147)
Other debt securities	950	(24)	—	—	950	(24)
Mortgage-backed securities (GSEs)	61,332	(407)	35,048	(777)	96,380	(1,184)
	$67,058	$(475)	$50,580	$(1,312)	$117,638	$(1,787)

At March 31, 2018, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

U.S. Government-sponsored enterprises: At March 31, 2018, 9 (or nine) investments in U.S. GSE securities had unrealized losses. These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is more likely than not that the Bank will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at March 31, 2018.

Municipal securities: At March 31, 2018, 19 (or nineteen) investments in obligations of municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at March 31, 2018.

Other debt securities: At March 31, 2018, 1 (or one) investment in other debt securities had unrealized losses. The Bank believes the unrealized loss on this investment was caused by the interest rate environment and does not relate to the underlying credit quality of the issuer. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its amortized cost bases, which may be maturity, the Bank does not consider this investment to be other-than temporarily impaired at March 31, 2018.

Mortgage-backed securities: At March 31, 2018, 63 (or sixty three) investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem these investments to be other-than-temporarily impaired at March 31, 2018.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses

Portfolio Segmentation:

At March 31, 2018 and December 31, 2017, loans are summarized as follows (in thousands):

	March 31, 2018			December 31, 2017
	PCI Loans[1]	All Other Loans	Total	PCI Loans[1]	All Other Loans	Total
Commercial real estate	$16,236	$647,458	$663,694	$17,903	$625,085	$642,988
Consumer real estate	6,985	292,162	299,147	7,450	286,007	293,457
Construction and land development	5,003	137,701	142,704	5,120	130,289	135,409
Commercial and industrial	649	255,684	256,333	858	237,229	238,087
Consumer and other	963	11,416	12,379	1,463	11,854	13,317
Total loans	29,836	1,344,421	1,374,257	32,794	1,290,464	1,323,258
Less: Allowance for loan losses	—	(6,477)	(6,477)	(16)	(5,844)	(5,860)
Loans, net	$29,836	$1,337,944	$1,367,780	$32,778	$1,284,620	$1,317,398
1 Purchased Credit Impaired loans (“PCI loans”) are loans with evidence of credit deterioration at purchase.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

The composition of loans by loan classification for impaired and performing loan status at March 31, 2018 and December 31, 2017, is summarized in the tables below (in thousands):

	March 31, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$646,908	$290,556	$137,154	$255,472	$11,304	$1,341,394
Impaired loans	550	1,606	547	212	112	3,027
	647,458	292,162	137,701	255,684	11,416	1,344,421
PCI loans	16,236	6,985	5,003	649	963	29,836
Total	$663,694	$299,147	$142,704	$256,333	$12,379	$1,374,257

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$624,638	$284,585	$129,742	$237,016	$11,842	$1,287,823
Impaired loans	447	1,422	547	213	12	2,641
	625,085	286,007	130,289	237,229	11,854	1,290,464
PCI loans	17,903	7,450	5,120	858	1,463	32,794
Total loans	$642,988	$293,457	$135,409	$238,087	$13,317	$1,323,258

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$2,925	$1,327	$627	$1,111	$118	$6,108
Impaired loans	—	192	—	99	78	369
Total	$2,925	$1,519	$627	$1,210	$196	$6,477

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$2,444	$1,340	$521	$890	$204	$5,399
PCI loans	16	—	—	—	—	16
Impaired loans	5	256	—	172	12	445
Total	$2,465	$1,596	$521	$1,062	$216	$5,860

There was no allowance for PCI loans at March 31, 2018 .

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

The following tables detail the changes in the allowance for loan losses for the three month period ending March 31, 2018 and year ending December 31, 2017, by loan classification (in thousands):

	March 31, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,465	$1,596	$521	$1,062	$216	$5,860
Loans charged off	(38)	—	—	(78)	(42)	(158)
Recoveries of loans charged off	—	23	2	40	21	86
Provision (reallocation) charged to expense	498	(100)	104	186	1	689
Ending balance	$2,925	$1,519	$627	$1,210	$196	$6,477

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,369	$1,382	$717	$520	$117	$5,105
Loans charged off	—	(111)	—	(24)	(141)	(276)
Recoveries of charge-offs	8	99	13	67	61	248
Provision (reallocation) charged to expense	88	226	(209)	499	179	783
Ending balance	$2,465	$1,596	$521	$1,062	$216	$5,860

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
Non PCI Loans	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$645,238	$287,350	$137,154	$254,341	$11,150	$1,335,233
Watch	1,660	3,227	—	1,154	127	6,168
Special mention	—	12	—	—	—	12
Substandard	560	1,573	547	169	114	2,963
Doubtful	—	—	—	20	25	45
Total	$647,458	$292,162	$137,701	$255,684	$11,416	$1,344,421

PCI Loans
Pass	$13,474	$4,257	$4,008	$99	$843	$22,681
Watch	1,590	1,281	651	3	21	3,546
Special mention	—	—	—	59	—	59
Substandard	1,172	1,447	344	475	99	3,537
Doubtful	—	—	—	13	—	13
Total	$16,236	$6,985	$5,003	$649	$963	$29,836
Total loans	$663,694	$299,147	$142,704	$256,333	$12,379	$1,374,257

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

	December 31, 2017
Non PCI Loans	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$616,028	$279,464	$129,359	$233,942	$11,624	$1,270,417
Watch	7,673	2,543	383	3,007	62	13,668
Special mention	1,006	2,627	—	64	155	3,852
Substandard	378	1,159	547	157	—	2,241
Doubtful	—	214	—	59	13	286
Total	$625,085	$286,007	$130,289	$237,229	$11,854	$1,290,464

PCI Loans
Pass	$14,386	$4,151	$4,134	$68	$819	$23,558
Watch	261	1,345	649	120	262	2,637
Special mention	—	456	—	58	24	538
Substandard	3,084	1,192	337	588	107	5,308
Doubtful	172	306	—	24	251	753
Total	$17,903	$7,450	$5,120	$858	$1,463	$32,794
Total loans	$642,988	$293,457	$135,409	$238,087	$13,317	$1,323,258

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

The following tables present the aging of the recorded investment in loans as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	30-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and NonAccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$1,039	$165	$6	$1,210	$16,236	$646,248	$663,694
Consumer real estate	458	130	1,085	1,673	6,985	290,489	299,147
Construction and land development	238	334	547	1,119	5,003	136,582	142,704
Commercial and industrial	315	138	83	536	649	255,148	256,333
Consumer and other	103	31	90	224	963	11,192	12,379
Total	$2,153	$798	$1,811	$4,762	$29,836	$1,339,659	$1,374,257

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

Impaired Loans:

The following is an analysis of the impaired loan portfolio, excluding PCI loans, detailing the related allowance recorded as of March 31, 2018 and December 31, 2017 (in thousands):

				For the three months ended
	At March 31, 2018			March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$550	$565	$—	$487	$10
Consumer real estate	889	929	—	652	5
Construction and land development	547	547	—	547	—
Commercial and industrial	52	51	—	47	1
Consumer and other	—	—	—	—	—
	2,038	2,092	—	1,733	16

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	12	—
Consumer real estate	716	729	192	862	11
Construction and land development	—	—	—	—	—
Commercial and industrial	161	162	99	167	1
Consumer and other	112	113	78	62	1
	989	1,004	369	1,103	13
Total impaired loans	$3,027	$3,096	$369	$2,836	$29

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

Impaired loans with a valuation allowance:
Commercial real estate	23	23	5	5	1
Consumer real estate	1,007	1,033	256	601	38
Construction and land development	—	—	—	—	—
Commercial and industrial	172	172	172	117	10
Consumer and other	12	13	12	2	1
	1,214	1,241	445	725	50

PCI loans:
Commercial real estate	16	123	16	3	16

Total impaired loans	$2,657	$2,826	$461	$2,005	$129

Troubled Debt Restructurings:

At March 31, 2018 and December 31, 2017, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Troubled Debt Restructurings (continued):

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of March 31, 2018 and December 31, 2017, management had approximately, $40 thousand and $41 thousand, respectively, in loans that met the criteria for restructured, none of which were on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

There were no loans that were modified as troubled debt restructurings during the three month period ended March 31, 2018 or during the twelve month period ended December 31, 2017. There were no loans that were modified as troubled debt restructurings during the past three months and for which there was a subsequent payment default.

Foreclosure Proceedings and Balances:

As of March 31, 2018 the company had $681 thousand in residential real estate included in foreclosed assets and consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure totaled $201 thousand .

Purchased Credit Impaired Loans:

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of is as follows (in thousands):

	March 31, 2018	December 31, 2017
Commercial real estate	$21,866	$23,366
Consumer real estate	9,849	10,764
Construction and land development	6,109	6,285
Commercial and industrial	1,191	1,452
Consumer and other	1,277	1,710
Total loans	40,292	43,577
Less remaining purchase discount	(10,456)	(10,783)
Total loans, net of purchase discount	29,836	32,794
Less: Allowance for loan losses	—	(16)
Carrying amount, net of allowance	$29,836	$32,778

Activity related to the accretable yield on loans acquired with deteriorated credit quality is as follows for the three months period ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Accretable yield, beginning of period	$9,287	$8,950
Additions	—	—
Accretion income	(1,101)	(697)
Reclassification to accretable	262	244
Other changes, net	(668)	(15)
Accretable yield	$7,780	$8,482

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Commitments and Contingent Liabilities

Off Balance Sheet Arrangements:

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at March 31, 2018 is as follows:

Commitments to extend credit	$256.2	million
Standby letters of credit	$3.1	million

Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at March 31, 2018 will not have a material effect on SmartFinancial’s consolidated financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Fair Value Disclosures

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

Securities Available for Sale: Where quoted prices are available in an active market, management classifies the securities within Level 1 of the valuation hierarchy. If quoted market prices are not available, management estimates fair values using pricing models that use observable inputs or quoted prices at securities with similar characteristics. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, including GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, management classifies those securities in Level 3.

Restricted Investments: It is not practicable to determine the fair value of restricted investments due the restrictions placed on its transferability.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Fair Value Disclosures, Continued

Fair Value Hierarchy (continued):

Loans: With the adoption of ASU 2016-01 on January 1, 2018, we refined our methodology to estimate the fair value of our loan portfolio to use the exit price notion as required by the ASU. The guidance was applied on a prospective approach resulting in prior-periods no longer being comparable. See “Note 1 – Presentation of Financial Information” for further information. For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. These methods are considered Level 3 inputs.

Deposits: The fair values disclosed for demand deposits (for example, interest and noninterest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts) and are considered Level 2 inputs. Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits, and are considered Level 2 inputs.

Securities Sold Under Agreement to Repurchase: The carrying value of these liabilities approximates their fair value, and are considered Level 1 inputs.

Federal Home Loan Bank Advances and Other Borrowings: The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements, and are considered Level 2 inputs. The carrying value of FHLB floating rate borrowings and floating rate other borrowings approximates their fair value and are considered Level 1 inputs.

Commitments to Extend Credit and Standby Letters of Credit: Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure.

Measurements of Fair Value:

Assets and liabilities recorded at fair value on a recurring basis are as follows (in thousands):

	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$29,303	$—	$29,303	$—
Mortgage-backed securities	116,097	—	116,097	—
Other debt securities	924	—	924	—
Municipal securities	9,886	—	9,886	—
Total securities available-for-sale	$156,210	$—	$156,210	$—

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$25,776	$—	$25,776	$—
Mortgage-backed securities	116,215	—	116,215	—
Other debt securities	950	—	950	—
Municipal securities	9,003	—	9,003	—
Total securities available-for-sale	$151,944	$—	$151,944	$—

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Fair Value Disclosures, Continued

Measurements of Fair Value (continued):

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

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$620	$—	$—	$620
Foreclosed assets	2,665	—	—	2,665

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$769	$—	$—	$769
Foreclosed assets	3,254	—	—	3,254

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017, , the significant unobservable inputs used in the fair value measurements are presented below (in thousands).

	Balance as of March 31, 2018	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$620	Appraisal	Appraisal Discounts	37%
Foreclosed assets	2,665	Appraisal	Appraisal Discounts	21%

	Balance as of December 31, 2017	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$769	Appraisal	Appraisal Discounts	36%
Foreclosed assets	3,254	Appraisal	Appraisal Discounts	18%

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Fair Value Disclosures, Continued

Assets Measured at Fair Value on a Nonrecurring Basis (consintued):

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$96,710	96,710	—	—	$96,710
Securities available for sale	156,210	—	156,210	—	156,210
Restricted investments	7,808	N/A	N/A	N/A	N/A
Loans, net	1,367,780	—	—	1,373,919	1,373,919

Liabilities:
Noninterest-bearing demand deposits	276,249	—	276,249	—	276,249
Interest-bearing demand deposits	278,965	—	278,965	—	278,965
Money Market and Savings deposits	491,243	—	491,243	—	491,243
Time deposits	453,276	—	453,943	—	453,943
Securities sold under agreements to repurchase	15,968	—	15,968	—	15,968
Federal Home Loan Bank advances and other borrowings	30,000	—	30,000	—	30,000

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Fair Value Disclosures, Continued

Carrying value and estimated fair value (continued):

	December 31, 2017
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$113,027	113,027	—	—	$113,027
Securities available for sale	151,944	—	151,944	—	151,944
Restricted investments	6,431	N/A	N/A	N/A	N/A
Loans, net	1,317,398	—	—	1,292,303	1,292,303

Liabilities:
Noninterest-bearing demand deposits	220,520	—	220,520	—	250,520
Interest-bearing demand deposits	231,644	—	231,644	—	231,644
Money Market and Savings deposits	543,645	—	543,645	—	543,645
Time deposits	442,774	—	443,547	—	443,547
Securities sold under agreements to repurchase	24,055	—	24,055	—	24,055
Federal Home Loan Bank advances and other borrowings	43,600	—	43,600	—	43,600

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

Note 7.    Small Business Lending Fund

In connection with the Company's merger with Legacy SmartFinancial, Inc. in 2015, the company assumed Legacy SmartFinancial's obligations under that certain stock purchase agreement with the U.S. Department of the Treasury and issued 12,000 shares of preferred stock at $1,000 per share under the Small Business Lending Fund Program (the "SBLF Program").The Company paid cash dividends at a one percent rate or $120,000 for the year ended December 31, 2015 on the preferred shares. On February 4, 2016 the dividend rate for the preferred shares increased to nine percent and as a result the company incurred preferred stock dividends of $1,022,000 for the year ended December 31, 2016 .

On January 30, 2017, the Company completed a public offering of 2,010,084 shares of its common stock with the net proceeds to the Company of approximately $33.2 million. On March 6, 2017 the Company used proceeds from the offering to redeem the $12 million of preferred stock and pay the $195 thousand accrued dividend.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8.    Business Combination

On December 8, 2016, the Bank entered into a purchase and assumption agreement with Atlantic Capital Bank, N.A. that provided for the acquisition and assumption by the Bank of certain assets and liabilities associated with Atlantic Capital Bank’s branch office located at 3200 Keith Street NW, Cleveland, Tennessee 37312. The purchase was completed on May 19, 2017 for total cash consideration of $1.2 million. The assets and liabilities as of the effective date of the transaction were recorded at their respective estimated fair values. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. In the periods following the acquisition, the financial statements will include the results attributable to the Cleveland branch purchase beginning on the date of purchase. For the three months period ended March 31, 2018, the revenues and net income attributable to the Cleveland branch were $309 thousand. It is impracticable to determine the pro-forma impact to the 2017 revenues and net income if the acquisition had occurred on January 1, 2017 as the Company does not have access to those records for a single branch.

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

As of March 31, 2018 there have not been any changes to the initial fair values recorded as part of the business combination.

On May 22, 2017, the shareholders of the Company approved a merger with Capstone Bancshares, Inc. ("Capstone"), the one bank holding company of Capstone Bank, which became effective November 1, 2017. Capstone shareholders received either: (a) 0.85 shares of common stock, (b) $18.50 in cash, or (c) a combination of 80% common stock and 20% cash. Elections were limited by the requirement that 80% of the total shares of Capstone common stock be exchanged for common stock and 20% be exchanged for cash. Therefore, the allocation of common stock and cash that a Capstone shareholder received depended on the elections of other Capstone shareholders, and were allocated in accordance with the procedures set forth in the merger agreement. Capstone shareholders also received cash instead of any fractional shares they would have otherwise received in the merger.

After the merger, shareholders of SmartFinancial owned approximately 74% of the outstanding common stock of the combined entity on a fully diluted basis, after taking into account the exchange ratio.

The merger is being accounted for using the acquisition method of accounting, in accordance with the provisions of FASB ASC 805-10 Business Combinations. Under this guidance, for accounting purposes, the Company is considered the acquirer in the merger, and as a result the historical financial statements of the combined entity are the historical consolidated financial statements of the Company.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8.    Business Combination, Continued

In periods following the merger, the financial statements of the combined entity will include the results attributable to Capstone beginning on the date the merger was completed. In the period ended March 31, 2018, the revenues and net income attributable to Capstone were $6.8 million and $2.5 million, respectively. The pro-forma impact to 2017 revenues and net income if the merger had occurred on December 31, 2016 would have been $25.2 million and $1.3 million, respectively. While certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Capstone's provision for credit losses for the first three months of 2017 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2017. There were no material, nonrecurring pro forma adjustments included in the reported proforma revenue and earnings.

The fair value estimates of Capstone’s assets and liabilities recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date. As of March 31, 2018 there was a $11 thousand adjustment to reduce fair values initially recorded as part of the business combination.

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

The initial accounting for Tennessee Bancshares, Inc. acquired on May 1, 2018 has not been completed.  As a result the pro-forma impact to 2017 revenues and net income with certain fair value adjustments as if the merger had occurred on December 31, 2016 could not be made.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9.    Related Party Transactions

On March 1, 2018, two directors agreed to purchase from the Company 21,250 shares of the Company's stock for the closing market price of $21.70 per share. The shares were held as collateral on a past due loan and were sold in order to pay off the loan. Steven B. Tucker purchased 6,250 shares and W. Miller Welborn purchased 15,000 shares for the benefit of a trust.

Note 10.    Subsequent Events

On December 12, 2017, the Company along with the Bank entered into an agreement and plan of merger with Tennessee Bancshares, Inc., a Tennessee corporation and Southern Community Bank, a Tennessee-chartered commercial bank and wholly owned subsidiary of Tennessee Bancshares. The merger was consummated on May 1, 2018 with SmartFinancial acquiring one hundred percent of Tennessee Bancshares common stock, each of which were converted into 0.8065 shares of SmartFinancial common stock.

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

Mergers and Acquisitions

Merger with Tennessee Bancshares

On December 12, 2017, the Company along with the Bank entered into an agreement and plan of merger with Tennessee Bancshares, Inc., a Tennessee corporation and Southern Community Bank, a Tennessee-chartered commercial bank and wholly owned subsidiary of Tennessee Bancshares. The merger was consummated on May 1, 2018

Merger with Capstone Bancshares

On May 22, 2017, the shareholders of the Company approved a merger with Capstone Bancshares, Inc. ("Capstone"), the one bank holding company of Capstone Bank, which became effective November 1, 2017. Capstone shareholders received either stock, cash, or a combination of stock and cash. After the merger, original shareholders of SmartFinancial owned approximately 74 percent of the outstanding common stock of the combined entity on a fully diluted basis while the previous Capstone shareholders owned approximately 26 percent. The assets and liabilities of Capstone as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $38 million. As a result of the merger the Company assets increased approximately $536 million and liabilities increased approximately $466 million. The merger had a significant impact on all aspects of the Company's consolidated financial statements, and as a result, financial results after the merger may not be comparable to financial results prior to the merger.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the first quarter of 2018:

•
Net income available to common shareholders totaled $3.4 million, or $0.30 per diluted common share, during the first quarter of 2018 compared to $1.4 million, or $0.19 per diluted common share, during the first quarter of 2017.

•	Annualized return on average assets was 0.80 percent for first three months of 2018, compared to 0.64 percent for the same period in 2017.

•	Gross loan growth of $51.0 million for first three months of 2018, over 15 percent annualized during the quarter.

•	Net interest margin, taxable equivalent, of 4.38 percent for first three months of 2018, up from 4.07 percent for the same period in 2017.

•	Asset quality is outstanding with nonperforming assets to total assets of just 0.30 percent.

Analysis of Results of Operations

First quarter of 2018 compared to 2017

Net income was $3.4 million in the first quarter of 2018, which was up from $1.6 million in the first quarter of 2017. Net income available to common shareholders was $3.4 million, or $0.30 per diluted common share, in the first quarter of 2018, compared to $1.4 million, or $0.19 per diluted common share, in the first quarter of 2017. Net interest income to average assets of 3.93 percent in the first quarter of 2018 was up from 3.81 percent in the first quarter of 2017 as the average earning asset balances and yields increased compared to the prior year. Noninterest income to average assets of 0.34 percent was down from 0.37 percent in the first quarter of 2017. Noninterest expense to average assets decreased from 3.16 percent in the first quarter of 2017 to 3.09 percent in first quarter of 2018.

Net Interest Income and Yield Analysis

First quarter of 2018 compared to 2017

Net interest income, taxable equivalent, improved to $16.8 million in the first quarter of 2018 from $9.8 million in the first quarter of 2017. The increase in net interest income was primarily due to increases in average balances and yields of the loan and securities portfolios. Average earning assets increased from $979.5 million in the first quarter of 2017 to $1.6 billion in the first quarter of 2018. Over this period, average loan balances increased by $534.7 million primarily as a result of the mergers in 2018. In addition, average interest-bearing deposits increased by $493.5 million and average noninterest-bearing deposits increased $82.1 million, primarily as a result of acquired deposits. Net interest income to average assets of 3.93 percent for the first quarter in 2018 was up from 3.81 percent during the same period in 2017. Net interest margin, taxable equivalent, was 4.38 percent in the quarter, compared to 4.07 percent a year ago as a result a higher percentage of average interest-earning assets to average interest-bearing liabilities and increases in the yield on earning assets. The yield on earning assets increased from 4.54 percent a year ago to 5.05 percent in the quarter due to higher loan balances and higher yields on loans and securities.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$1,346,179	$18,230	5.49%	$811,522	$10,220	5.11%
Investment securities and interest-bearing due from banks (2)	203,923	1,059	2.11%	161,392	677	1.70%
Federal funds and other	8,414	101	4.87%	6,621	73	4.47%
Total interest-earning assets	1,558,516	19,390	5.05%	979,535	10,970	4.54%
Noninterest-earning assets	176,646			66,208
Total assets	$1,735,162			$1,045,743

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$249,846	$320	0.52%	$159,255	$93	0.24%
Money market and savings deposits	526,093	870	0.67%	275,576	328	0.48%
Time deposits	454,660	1,211	1.08%	302,256	677	0.91%
Total interest-bearing deposits	1,230,599	2,401	0.79%	737,087	1,098	0.60%
Securities sold under agreement to repurchase	16,186	13	0.33%	18,682	16	0.35%
Federal Home Loan Bank advances and other borrowings	26,655	153	2.33%	7,446	15	0.82%
Total interest-bearing liabilities	1,273,440	2,567	0.82%	763,215	1,129	0.60%
Noninterest-bearing deposits	231,355			149,305
Other liabilities	8,656			4,580
Total liabilities	1,513,451			917,100
Stockholders’ equity	221,711			128,643
Total liabilities and stockholders’ equity	$1,735,162			$1,045,743

Net interest income, taxable equivalent		$16,823			$9,841
Interest rate spread (3)			4.23%			3.94%
Tax equivalent net interest margin (4)			4.38%			4.07%

Percentage of average interest-earning assets to average interest-bearing liabilities			122.39%			128.34%
Percentage of average equity to average assets			12.78%			12.30%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $640 thousand and $594 thousand for the quarters ended March 31, 2018 and 2017, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $2 thousand for the period ended March 31, 2018 and $5 thousand for the period ended March 31, 2017.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $9 thousand for the period ended March 31, 2018 and $16 thousand for the period ended March 31, 2017.

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

First quarter of 2018 compared to 2017

Net interest income, taxable equivalent, increased by $7.0 million between the quarters ended March 31, 2018 and 2017. The following is an analysis of the changes in net interest income comparing the changes attributable to days those attributable to rates and those attributable to volumes (in thousands):

	Three Months Ended March 31,
	2018	Compared to	2017
	Increase (decrease) due to
	Rate	Volume	Net
Interest-earning assets:
Loans (1)	$1,273	$6,737	$8,010
Investment securities and interest-bearing due from banks (2)	204	178	382
Federal funds and other	8	20	28
Total interest-earning assets	1,485	6,935	8,420

Interest-bearing liabilities:
Interest-bearing demand deposits	173	54	227
Money market and savings deposits	245	297	542
Time deposits	192	342	534
Total interest-bearing deposits	610	693	1,303
Securities sold under agreement to repurchase	(1)	(2)	(3)
Federal Home Loan Bank advances and other borrowings	99	39	138
Total interest-bearing liabilities	708	730	1,438
Net interest income	$777	$6,205	$6,982

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $640 thousand and $594 thousand for the quarters ended March 31, 2018 and 2017, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $2 thousand for the period ended March 31, 2018 and $5 thousand for the period ended March 31, 2017.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $9 thousand for the period ended March 31, 2018 and $16 thousand for the period ended March 31, 2017.

Noninterest Income

First quarter of 2018 compared to 2017

Noninterest income totaled $1.5 million in the first quarter of 2018, compared to $0.9 million in the first quarter of 2017. Noninterest income to average assets of 0.34 percent for the quarter was down from 0.37 percent in 2017. Noninterest income increased primarily due to the mergers in 2017.

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Service charges and fees on deposit accounts	$578	$265
Gain on sale of loans and other assets	325	275
Interchange and debit card transaction fees	146	192
Other noninterest income	406	210
Total noninterest income	$1,455	$942

Noninterest Expense

First quarter of 2018 compared to 2017

Noninterest expense totaled $13.2 million in the first quarter of 2018 compared to $8.2 million in the first quarter of 2017. Noninterest expense to average assets decreased from 3.16 percent a year ago to 3.09 percent in the quarter. The increase in noninterest expense compared to the prior year was primarily due to the acquisition of Capstone which resulted in higher salary and employee benefit expenses, higher occupancy expenses, higher data processing expenses, and merger and conversion costs of $498 thousand for the first quarter of 2018.

	Three months ended March 31,
(Dollars in thousands)	2018	2017
Salaries and employee benefits	$7,176	$4,679
Net occupancy and equipment expense	1,534	978
Depository insurance	102	153
Foreclosed assets	189	14
Advertising	184	164
Data processing	526	246
Professional services	898	538
Amortization of intangible assets	188	53
Service contracts	479	296
Merger expenses	498	—
Other operating expenses	1,448	1,039
Total noninterest expense	$13,222	$8,160

Taxes

First quarter of 2018 compared to 2017

In the first quarter of 2018 income tax expense totaled $940 thousand compared to $946 thousand a year ago. The effective tax rate was approximately 36.5 percent a year ago compared to approximately 21.6 percent in the first quarter of 2018 primarily due to due to the Tax Cuts and Jobs Act which resulted in a lower federal tax rate for corporations.

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $1.4 billion at March 31, 2018 and $1.3 billion at December 31, 2017. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential fixed rate mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic net loans increased by $97.4 million, or 12.3 percent, from December 31, 2017, to $891.2 million at March 31, 2018 due to a combination of new organic loans and purchased non-credit impaired loans which renewed and transfered to the originated portfolio. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed since purchase.

Purchased Loans

Purchased non-credit impaired loans of $446.8 million at March 31, 2018 were down from $490.9 million at December 31, 2017 as a result of loan payoffs and renewals. Since December 31, 2017, our net purchased credit impaired (“PCI”) loans decreased by $2.9 million to $29.8 million at March 31, 2018. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or our future acquisition activity.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	March 31, 2018
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$446,399	$201,059	$16,236	$663,694	48.3%
Consumer real estate-mortgage	182,576	109,586	6,985	299,147	21.8%
Construction and land development	99,133	38,568	5,003	142,704	10.4%
Commercial and industrial	163,055	92,629	649	256,333	18.7%
Consumer and other	6,484	4,932	963	12,379	0.9%
Total gross loans receivable, net of deferred fees	897,647	446,774	29,836	1,374,257	100.0%
Allowance for loan losses	(6,477)	—	—	(6,477)
Total loans, net	$891,170	$446,774	$29,836	$1,367,780

	December 31, 2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$387,313	$237,772	$17,903	$642,988	48.6%
Consumer real estate-mortgage	173,988	112,019	7,450	293,457	22.2%
Construction and land development	97,116	33,173	5,120	135,409	10.2%
Commercial and industrial	135,271	101,958	858	238,087	18.0%
Consumer and other	5,925	5,929	1,463	13,317	1.0%
Total gross loans receivable, net of deferred fees	799,612	490,852	32,794	1,323,258	100.0%
Allowance for loan losses	(5,844)	—	(16)	(5,860)
Total loans, net	$793,768	$490,852	$32,778	$1,317,398

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year (in thousands).

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$41,989	$321,056	$300,649	$663,694	$374,819	$246,886
Consumer real estate-mortgage	20,290	110,536	168,321	299,147	112,710	166,147
Construction and land development	30,621	78,155	33,928	142,704	55,001	57,082
Commercial and industrial	52,486	139,577	64,270	256,333	138,283	65,564
Consumer and other	3,811	7,232	1,336	12,379	6,465	2,103
Total Loans	$149,197	$656,556	$568,504	$1,374,257	$687,278	$537,782

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.19 percent as of March 31, 2018, which was down from 0.25 percent as of December 31, 2017. Total nonperforming assets as a percentage of total assets as of March 31, 2018 totaled 0.30 percent compared to 0.38 percent as of December 31, 2017. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless the pools are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets for the periods presented.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Nonaccrual loans	$1,811	$1,764
Accruing loans past due 90 days or more (1)	798	1,509
Total nonperforming loans	2,609	3,273
Foreclosed assets	2,665	3,254
Total nonperforming assets	$5,274	$6,527

Restructured loans not included above	$40	$41
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At March 31, 2018 potential problem loans amounted to approximately $332 thousand or 0.02 percent of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of March 31, 2018 and December 31, 2017, our allowance for loan losses was $6.5 million and $5.9 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in 2018 as compared to 2017 is the result of increases in the organic loan portfolio. Our allowance for loan loss as a percentage of total loans has decreased slightly from 0.44 percent at December 31, 2017 to 0.47 percent at March 31, 2018. As a percentage of organic loans the allowance for loan losses decreased from 0.74 percent at December 31, 2017 to 0.72 percent at March 31, 2018.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. As of March 31, 2018 the balance on PCI loans was $40.3 million while the carrying value was $29.8 million. These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount to determine if additional provisioning should be recognized. At March 31, 2018, there were no allowances on PCI loans.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans as of March 31, 2018 and December 31, 2017 and the percentage of loans in each category to total loans (in thousands):

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$2,925	45.2%	$2,465	42.1%
Consumer real estate-mortgage	1,519	23.4%	1,596	27.2%
Construction and land development	627	9.7%	521	8.9%
Commercial and industrial	1,210	18.7%	1,062	18.1%
Consumer and other	196	3.0%	216	3.7%
Total allowance for loan losses	$6,477	100.0%	$5,860	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans offset by improvements of our loan portfolio and the reduction of nonperforming loans and net charge-offs, which is largely influenced by the overall improvement in the economies in our market areas. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans were approximately $445 thousand at December 31, 2017 compared to $369 thousand at March 31, 2018.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods ended March 31, 2018 and December 31, 2017 including the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	March 31, 2018	December 31, 2017
Balance at beginning of period	$5,860	$5,105
Provision for loan losses	689	783
Charged-off loans:
Commercial real estate-mortgage	(38)	—
Consumer real estate-mortgage	—	(111)
Construction and land development	—	—
Commercial and industrial	(78)	(24)
Consumer and other	(42)	(141)
Total charged-off loans	(158)	(276)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	—	8
Consumer real estate-mortgage	23	99
Construction and land development	2	13
Commercial and industrial	40	67
Consumer and other	21	61
Total recoveries of previously charged-off loans	86	248
Net charge-offs	(72)	(28)
Balance at end of period	$6,477	$5,860

Ratio of allowance for loan losses to total loans outstanding at end of period	0.47%	0.44%
Ratio of net charge-offs (recoveries) to average loans outstanding for the period (annualized)	0.02%	—%

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

Investment Portfolio

Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to fair values of $156.2 million and $151.9 million at March 31, 2018 and December 31, 2017, respectively. Our investments to assets ratio increased slightly from 8.8 percent at December 31, 2017 to 8.9 percent at March 31, 2018 as we increased investments during the quarter. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the amortized cost of the Company’s investment securities. In the periods ended March 31, 2018 and December 31, 2017 all investment securities were classified as available for sale.

Amortized Cost of Investment Securities
(in thousands)	March 31, 2018	December 31, 2017
U.S. Government agencies	$30,147	$26,207
State and political subdivisions	10,141	9,122
Mortgage-backed securities	118,386	117,263
Other debt securities	975	—
Total securities	$159,649	$152,592

The following table presents the contractual maturity of investment securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis).  The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Contractual Maturity of Investment Securities
March 31, 2018
(in thousands)	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
U.S. Government agencies	$999	$21,000	$8,148	$—	$30,147
State and political subdivisions	176	606	3,542	5,817	10,141
Mortgage-backed securities	1	9,619	24,485	84,281	118,386
Other debt securities	—	—	975	—	975
Total securities available for sale	$1,176	$31,225	$37,150	$90,098	$159,649
Weighted average yield (1)	1.73%	1.95%	2.11%	2.13%	2.36%
(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of March 31, 2018, brokered deposits represented approximately 16.2 percent of total deposits.

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended March 31, 2018 was 0.79 percent, compared to 0.60 percent for the same period in 2017. The increase in the costs were due to changes in deposit mix and higher rates on interest-bearing deposit accounts.

Total deposits as of March 31, 2018 were $1.5 billion, which was an increase of $61.2 million from December 31, 2017. As of March 31, 2018 the Company had outstanding time deposits under $100,000 with balances of $199.3 million, time deposits over $100,000 with balances of $253.7 million, and a fair value premium for time deposits of approximately $896 thousand.

The following table summarizes the maturities of time deposits $100,000 or more as of March 31, 2018.

Remaining maturity: (in thousands)	March 31, 2018
Three months or less	$48,559
Three to six months	110,350
Six to twelve months	71,389
More than twelve months	23,378
Total	$253,676

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. There were $20.0 million in short-term borrowings at March 31, 2018 comprised FHLB advances maturing within twelve months. Short-term borrowings totaled $33.6 million at December 31, 2017, and consisted entirely of federal funds purchased. Long-term debt totaled $10.0 million at March 31, 2018 and December 31, 2017 and consisted of one line of credit that matures in 2022.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At March 31, 2018 and December 31, 2017, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

Liquidity and Off-Balance Sheet Arrangements

At March 31, 2018, we had $256.2 million of pre-approved but unused lines of credit and $3.1 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

Interest Rate Sensitivity

Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. The primary measurements we use to help us manage interest rate sensitivity are an earnings simulation model and an economic value of equity model. As of December 31, 2017, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 3.77 percent and 6.80 percent, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 6.98 percent relative to the current financial statement structure over the next twelve months. We do not believe there have been any material changes to the Company’s interest rate sensitivity from December 31, 2017 to the period ended March 31, 2018.

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

The Company has $1.2 million of investments that mature throughout the next 12 months. The Company also anticipates $13.6 million of principal payments from mortgage-backed securities. The Company also has unused borrowing capacity available with the Federal Home Loan Bank of Cincinatti, the Federal Reserve, and several correspondent banks. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Market Risk and Liquidity Risk Management” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to SmartFinancial (including its consolidated subsidiaries) required to be included in SmartFinancial’s periodic filings under the Exchange Act.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I--Item 1A--Risk Factors” in our Form 10-K for the year ended December 31, 2017. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes from the risk factors described in our Form 10-K.
.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits

3.1	Second Amended and Restated Charter of SmartFinancial, Inc
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc
4.1	Specimen Common Stock Certificate
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002
101	Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartFinancial, Inc.

Date:	May 10, 2018	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	May 10, 2018	/s/ Christopher Bryan Johnson
Christopher Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)