Form 10-Q
period 2018-06-30
SMARTFINANCIAL INC.
filed 2018-08-09
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Yes  ☐    No  ☒

As of July 31, 2018 there were 12,704,581 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Certain of the statements made in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements, including statements regarding the intent, belief or current expectations of SmartFinancial's management regarding the company's strategic direction, prospects, future results and benefits of the merger, are subject to numerous risks and uncertainties. Such factors include, without limitation, those specifically described in Item 1A of Part I of SmartFinancial’s most recent Annual Report on Form 10-K, as well as the following: (1) the risk that the cost savings and any revenue synergies from the proposed merger (which we refer to as the “merger’) with Foothills Bancorp, Inc. (“Foothills Bancorp”) may not be realized or take longer than anticipated to be realized, (2) disruption from the merger with customers, suppliers or employee relationships, (3) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Foothills Bancorp, (4) the risk of successful integration of the two companies’ businesses, (5) the failure of Foothills Bancorp's shareholders to approve the merger, (6) the amount of the costs, fees, expenses, and charges related to the merger, (7) the ability to obtain required regulatory approvals of the proposed terms of the merger, (8) reputational risk and the reaction of the parties' customers to the merger, (9) the failure of the closing conditions to be satisfied, (10) the risk that the integration of Foothills Bancorp's operations with SmartFinancial will be materially delayed or will be more costly or difficult than expected, (11) the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events, (12) the dilution caused by SmartFinancial's issuance of additional shares of its common stock in the merger, and (13) general competitive, economic, politics of and market conditions. Additional factors which could affect the forward looking statements can be found in SmartFinancial's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed with or furnished to the SEC and available on the SEC's website at http://www.sec.gov. SmartFinancial disclaims any obligation to update or revise any forward-looking statements contained in this report which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

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

PART I –FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$66,243,037	$64,097,287
Interest-bearing deposits at other financial institutions	101,992,073	41,965,597
Federal funds sold	2,000,000	6,964,000
Total cash and cash equivalents	170,235,110	113,026,884

Securities available-for-sale, at fair value	156,577,182	151,944,567
Restricted investments, at cost	8,272,600	6,430,700
Loans, net of allowance for loan losses of $7,073,937 at June 30, 2018 and $5,860,291 at December 31, 2017	1,568,360,556	1,317,397,909
Bank premises and equipment, net	52,202,992	43,000,249
Foreclosed assets	3,524,239	3,254,392
Goodwill and core deposit intangible, net	68,449,478	50,836,840
Cash surrender value of life insurance	21,944,300	21,646,894
Other assets	12,665,515	13,232,247
Total assets	$2,062,231,972	$1,720,770,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$301,317,854	$220,520,287
Interest-bearing demand deposits	246,942,432	231,643,508
Money market and savings deposits	632,518,003	543,644,830
Time deposits	535,879,278	442,774,094
Total deposits	1,716,657,567	1,438,582,719

Securities sold under agreement to repurchase	18,635,215	24,054,730
Federal Home Loan Bank advances and other borrowings	72,040,028	43,600,000
Accrued expenses and other liabilities	7,412,585	8,681,393
Total liabilities	1,814,745,395	1,514,918,842

Shareholders' equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; None issued and outstanding as of June 30,2018 and December 31,2017	—	—
Common stock - $1 par value; 40,000,000 shares authorized; 12,704,581 and 11,152,561 shares issued and outstanding in 2018 and 2017, respectively	12,704,581	11,152,561
Additional paid-in capital	208,512,862	174,008,753
Retained earnings	29,234,901	21,888,575
Accumulated other comprehensive loss	(2,965,767)	(1,198,049)
Total shareholders' equity	247,486,577	205,851,840

Total liabilities and shareholders' equity	$2,062,231,972	$1,720,770,682

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$21,652,221	$10,747,217	$39,880,101	$20,962,823
Securities and interest-bearing deposits at other financial institutions	1,197,577	692,223	2,246,933	1,353,043
Federal funds sold and other earning assets	143,586	78,049	244,404	150,946
Total interest income	22,993,384	11,517,489	42,371,438	22,466,812
INTEREST EXPENSE
Deposits	3,237,891	1,241,551	5,639,354	2,339,089
Securities sold under agreements to repurchase	10,913	15,588	23,408	31,539
Federal Home Loan Bank advances and other borrowings	206,558	11,682	359,334	27,156
Total interest expense	3,455,362	1,268,821	6,022,096	2,397,784
Net interest income before provision for loan losses	19,538,022	10,248,668	36,349,342	20,069,028
Provision for loan losses	616,602	298,033	1,305,397	310,482
Net interest income after provision for loan losses	18,921,420	9,950,635	35,043,945	19,758,546
NONINTEREST INCOME
Customer service fees	556,891	290,626	1,134,894	555,299
Loss on sale of securities	(1,200)	—	(1,200)	—
Gain on sale of loans and other assets	321,584	405,418	646,928	680,583
Interchange and debit card transaction fees	121,219	223,329	266,754	415,722
Other noninterest income	578,715	332,634	985,025	542,674
Total noninterest income	1,577,209	1,252,007	3,032,401	2,194,278
NONINTEREST EXPENSES
Salaries and employee benefits	7,648,556	4,757,618	14,824,901	9,404,367
Net occupancy and equipment expense	1,521,687	962,593	3,055,100	1,941,052
Depository insurance	317,409	60,987	419,213	214,286
Sale of foreclosed assets and related expense	239,634	11,508	429,061	25,585
Advertising	214,632	129,398	399,107	293,659
Data processing	600,448	475,343	1,126,756	808,558
Professional services	918,135	473,351	1,816,495	1,043,192
Amortization of intangible assets	228,866	61,071	416,623	113,648
Service contracts	491,774	312,905	970,381	608,534
Merger expenses	1,122,976	419,992	1,620,716	419,992
Other operating expenses	1,968,249	1,163,896	3,416,505	2,116,265
Total noninterest expenses	15,272,366	8,828,662	28,494,858	16,989,138
Income before income tax expense	5,226,263	2,373,980	9,581,488	4,963,686
Income tax expense	1,294,707	725,694	2,235,162	1,671,548
Net income	3,931,556	1,648,286	7,346,326	3,292,138
Preferred stock dividends	—	—	—	195,000
Net income available to common shareholders	$3,931,556	$1,648,286	$7,346,326	$3,097,138
EARNINGS PER COMMON SHARE
Basic	$0.32	$0.20	$0.63	$0.39
Diluted	0.32	0.20	0.62	0.39
Weighted average common shares outstanding
Basic	12,201,185	8,216,567	11,708,746	7,872,609
Diluted	12,320,498	8,325,538	11,822,497	7,977,282

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

	Three Months Ended June 30,
	2018	2017
Net income available to common shareholders	$3,931,556	$1,648,286
Other comprehensive (loss) income, net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of tax (benefit) expense of $(134,439) and $270,461 in 2018 and 2017, respectively	(397,244)	435,890
Reclassification adjustment for losses included in net income, net of tax (benefit) of $(280) and $0 in 2018 and 2017, respectively	920	—
Total other comprehensive (loss) income	(396,324)	435,890
Comprehensive income	$3,535,232	$2,084,176

	Six Months Ended June 30,
	2018	2017
Net income available to common shareholders	$7,346,326	$3,292,138
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of tax (benefit) expense of $(580,433) and $468,293 in 2018 and 2017, respectively	(1,768,638)	754,724
Reclassification adjustment for losses included in net income, net of tax (benefit) of $(280) and $0 in 2018 and 2017, respectively	920	—
Total other comprehensive (loss) income	(1,767,718)	754,724
Comprehensive income	$5,578,608	$4,046,862

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - (Unaudited)
For the Six Months Ended June 30, 2018 and 2017

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

BALANCE, December 31, 2017	$11,152,561	$174,008,753	$21,888,575	$(1,198,049)	$205,851,840

Net income	—	—	7,346,326	—	7,346,326

Other comprehensive loss	—	—	—	(1,767,718)	(1,767,718)

Shares issued to shareholders of TN Bancshares, Inc., net	1,458,981	33,272,941	—	—	34,731,922

Issuance of stock grants	394	8,668	—	—	9,062

Exercise of stock options	92,645	978,272	—	—	1,070,917

Stock compensation expense	—	244,228	—	—	244,228

BALANCE, June 30, 2018	$12,704,581	$208,512,862	$29,234,901	$(2,965,767)	$247,486,577

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

BALANCE, December 31, 2016	$12,000	$5,896,033	$83,463,051	$16,871,296	$(1,002,240)	$105,240,140

Net income	—	—	—	3,292,138	—	3,292,138

Other comprehensive income	—	—	—	—	754,724	754,724

Issuance of common stock	—	1,840,000	31,094,676	—	—	32,934,676

Issuance of stock grants	—	1,511	30,280	—	—	31,791

Exercise of stock options	—	481,717	4,143,295	—	—	4,625,012

Cash dividends on preferred stock	—	—	—	(195,000)	—	(195,000)

Redemption of preferred stock	(12,000)	—	(11,988,000)	—	—	(12,000,000)

Stock option compensation expense	—	—	50,530	—	—	50,530

BALANCE, June 30, 2017	—	$8,219,261	$106,793,832	$19,968,434	$(247,516)	$134,734,011

The Notes to Consolidated Financial Statements are an integral part of these statements

SMARTFINANICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,346,326	$3,292,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,907,969	1,165,930
Provision for loan losses	1,305,397	310,482
Stock option compensation expense	244,228	50,530
Loss from redemption of securities	1,200	—
Net gains from sale of loans and other assets	(646,928)	(680,583)
Net losses from sale of foreclosed assets	371,734	15,064
Changes in other assets and liabilities:
Accrued interest receivable	(250,228)	18,144
Accrued interest payable	48,400	13,117
Other assets and liabilities	1,869,609	1,457,176
Net cash provided by operating activities	12,197,707	5,641,998

CASH FLOWS FROM INVESTING ACTIVITIES, net of acquisitions
Proceeds from sales, maturities, and paydowns of securities available-for-sale	34,524,629	10,062,386
Purchase of securities	(17,239,649)	(12,507,860)
Purchase of bank owned life insurance	—	(10,070,914)
Purchase of restricted investments	(1,377,600)	(452,750)
Net cash and cash equivalents received (paid) in business combination	5,653,304	(1,049,878)
Loan originations and principal collections, net	(73,194,598)	(27,248,001)
Purchase of bank premises and equipment	(992,045)	(1,226,898)
Proceeds from sale of foreclosed assets	2,126,213	41,636
Net cash used in investing activities	(50,499,746)	(42,452,279)

CASH FLOWS FROM FINANCING ACTIVITIES, net of acquisitions
Net increase in deposits	75,409,773	47,682,310
Net decrease in securities sold under agreements to repurchase	(5,419,515)	(3,676,000)
Issuance of common stock	1,079,979	37,591,479
Redemption of preferred stock	—	(12,000,000)
Payment of dividends on preferred stock	—	(195,000)
Proceeds from Federal Home Loan Bank advances and other borrowings	127,040,028	79,268,072
Repayment of Federal Home Loan Bank advances and other borrowings	(102,600,000)	(97,773,462)
Net cash provided by financing activities	95,510,265	50,897,399
NET INCREASE IN CASH AND CASH EQUIVALENTS	57,208,226	14,087,118
CASH AND CASH EQUIVALENTS, beginning of year	113,026,884	68,748,308
CASH AND CASH EQUIVALENTS, end of period	$170,235,110	$82,835,426

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,973,696	$2,374,250
Cash paid during the period for income taxes	713,000	1,366,172

NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized losses on securities available for sale	$2,347,870	$(1,223,017)
Acquisition of real estate through foreclosure	2,350,853	39,517
Financed sales of foreclosed assets	257,416	—
Change in goodwill due to acquisition	15,739,261	—
The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business:

SmartFinancial, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the “Bank”). The Company provides a variety of financial services to individuals and corporate customers through its offices in eastern Tennessee, Alabama, Florida, and Georgia. The Company’s primary deposit products are interest-bearing demand deposits and time deposits. Its primary lending products are commercial, residential, and consumer loans. On May 22, 2017, the Company along with the Bank entered into an agreement and plan of merger with Capstone Bancshares, Inc., an Alabama corporation and Capstone Bank, an Alabama-chartered commercial bank and wholly owned subsidiary of Capstone Bancshares, Inc. which became effective on November 1, 2017. On December 12, 2017, the Company along with the Bank entered into an agreement and plan of merger with Tennessee Bancshares, Inc., a Tennessee corporation and Southern Community Bank, a Tennessee-chartered commercial bank and wholly owned subsidiary of Tennessee Bancshares which became effective on May 1, 2018.

Interim Financial Information (Unaudited):

The financial information in this report for June 30, 2018 and June 30, 2017 has not been audited. The information included herein should be read in conjunction with the Company’s annual consolidated financial statements and footnotes included in the Company's most recent Annual Report on Form 10-K. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of SmartFinancial’s management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

Based on our underlying contracts, ASU 2014-09 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions. Previously, such network costs were reported as a component of other noninterest expense. For the three and six months periods ended June 30, 2018, gross interchange and debit card transaction fees totaled $401 thousand and $733 thousand, respectively while related network costs totaled $280 thousand and $467 thousand, respectively. On a net basis, we reported $121 thousand and $267 thousand as interchange and debit card transaction fees in the accompanying Consolidated Statement of Income for the three and six months periods ended June  30, 2018.

For the three and six months periods ended June 30, 2017, we reported interchange and debit card transaction fees totaling $223 thousand and $416 thousand, respectively on a gross basis in the accompanying Consolidated Statement of Income while related network costs totaling $140 thousand and $227 thousand, respectively were reported in other operating expenses included as a component of other noninterest expense.

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

The Company is continuing its implementation efforts through its Company-wide implementation team. The implementation team meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, conferences, and peer bank meetings. The team continues to evaluate and validate data resources and different loss methodologies. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular an increase to the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information, Continued

As part of its Simplification Initiative, the FASB has issued (ASU) No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which previously only included payments to employees), to include share-based payment transactions for acquiring goods and services from non-employees. This required entities to apply the requirements of Topic 718 to non-employee awards, except for specific guidance on inputs to an option pricing model and the attribution of cost (i.e., the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). Additionally, the amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in the grantor’s own operations by issuing share-based payment awards, and clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments are effective for fiscal years beginning after December 15, 2018, and for the interim periods within those years. The Company does not expect these amendments to have a material effect on its consolidated financial statements.
Reclassifications:

Certain captions and amounts in the 2017 consolidated financial statements were reclassified to conform to the 2018 presentation and these reclassifications had no impact on net income or equity as previously reported.

Earnings per common share:

Basic earnings per common share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance (excluding tax impact). Potential common shares that may be issued by the Company relate solely to outstanding stock options, determined using the treasury stock method, and restricted stock awards, determined by the fair value of the Company's stock on date of grant.

Note 2.    Business Combination

Acquisition of branch from Atlantic Capital Bank, N.A.

On December 8, 2016, the Bank entered into a purchase and assumption agreement with Atlantic Capital Bank, N.A. that provided for the acquisition and assumption by the Bank of certain assets and liabilities associated with Atlantic Capital Bank’s branch office located at 3200 Keith Street NW, Cleveland, Tennessee 37312. The purchase was completed on May 19, 2017 for total cash consideration of $1.2 million. The assets and liabilities as of the effective date of the transaction were recorded at their respective estimated fair values. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. In the periods following the acquisition, the financial statements will include the results attributable to the Cleveland branch purchase beginning on the date of purchase. For the three and six months period ended June 30, 2018, the revenues attributable to the Cleveland branch were $381 thousand and $754 thousand, respectively. For the three and six months period ended June 30, 2018, net income attributable to the Cleveland branch was a net income of $105 thousand and net income of $194 thousand, respectively. It is impracticable to determine the pro-forma impact to the 2017 revenues and net income if the acquisition had occurred on January 1, 2017 as the Company does not have access to those records for a single branch.

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

As of June 30, 2018 there have not been any changes to the initial fair values recorded as part of the business combination.

Acquisition of Capstone Bancshares, Inc.

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

In periods following the merger, the financial statements of the combined entity will include the results attributable to Capstone beginning on the date the merger was completed. In the three and six month period ended June 30, 2018, the revenues attributable to Capstone were approximately $7.6 million and $14.5 million. In the three and six month period ended June 30, 2018, the net income attributable to Capstone was approximately $3.4 million and $6.0 million, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.    Business Combination, Continued

The pro-forma impact to 2017 revenues if the merger had occurred on December 31, 2016 would have been $6.2 million and $12.5 million for the three and six month period ending June 30, 2017, respectively. The pro-forma impact to 2017 net income if the merger had occurred on December 31, 2016 would have been $237 thousand and $473 thousand for the three and six month period ending June 30, 2017, respectively. While certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Capstone's provision for credit losses not have been necessary or any adjustments to estimate any additional income that would have been recorded as a result of fair value adjustments for the first six months of 2017 that may have occurred had the acquired loans been recorded at fair value as of the beginning of 2017. In addition there are no adjustments to reflect any expenses that potentially could have been reduced for the first six months of 2017 had the merger occurred on December 31, 2016. There were $4.6 million in nonrecurring pro forma adjustments to expense included in the reported proforma revenue and earnings.

The fair value estimates of Capstone’s assets and liabilities recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date. As of June 30, 2018 there was a $11 thousand adjustment to reduce fair values initially recorded as part of the business combination.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.    Business Combination, Continued

Acquisition of Tennessee Bancshares, Inc.

On May 1, 2018, the Company completed its merger with Tennessee Bancshares, Inc., a Tennessee corporation (“Tennessee Bancshares”), pursuant to an Agreement and Plan of Merger dated December 12, 2017 (the “Tennessee Bancshares merger agreement”), by and among SmartFinancial, Tennessee Bancshares, and Southern Community Bank, a Tennessee-chartered commercial bank and wholly owned subsidiary of Tennessee Bancshares. Tennessee Bancshares merged with and into SmartFinancial, with SmartFinancial continuing as the surviving corporation. Immediately following the merger, Southern Community Bank merged with and into the Bank continuing as the surviving banking corporation.

Pursuant to the Tennessee Bancshares merger agreement, each outstanding share of Tennessee Bancshares common stock was converted into and cancelled in exchange for 0.8065 shares of SmartFinancial common stock.. SmartFinancial issued approximately 1,458,981 shares of SmartFinancial common stock as consideration for the merger. SmartFinancial did not issue fractional shares of its common stock in connection with the merger, but instead paid cash in lieu of fractional shares based on the volume weighted average closing price of SmartFinancial common stock on the Nasdaq Capital Market for the 10 consecutive trading days ending on (and including) April 27, 2018 (calculated as $23.92).

After the merger, shareholders of SmartFinancial owned approximately 88.6% of the outstanding common stock of the combined entity on a fully diluted basis, after taking into account the exchange ratio.

The merger with Tennessee Bancshares is being accounted for using the acquisition method of accounting, in accordance with the provisions of FASB ASC 805-10 Business Combinations. Under this guidance, for accounting purposes, the Company is considered the acquirer in the merger, and as a result the historical financial statements of the combined entity are the historical consolidated financial statements of the Company.

The merger was effected by the issuance of shares of SmartFinancial stock along with cash consideration to the fractional shareholders of Tennessee Bancshares, Inc. The assets and liabilities of Tennessee Bancshares as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of SmartFinancial. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill from the transaction was $15.7 million, none of which is deductible for income tax purposes.

In periods following the Tennessee Bancshares merger, the financial statements of the combined entity will include the results attributable to Southern Community Bank beginning on the date the merger was completed. In the three and six months period ended June 30, 2018, the revenues and net income attributable to Southern Community Bank were approximately $2.4 million and $800 thousand, respectively.

The pro-forma impact to 2017 revenues if the merger had occurred on December 31, 2016 would have been $3.7 million and $7.3 million for the three and six month period ending June 30, 2017, respectively. The pro-forma impact to 2017 net income if the merger had occurred on December 31, 2016 would have been $909 thousand and $1.8 million for the three and six month period ending June 30, 2017, respectively.

While certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Southern Community Bank's provision for credit losses not have been necessary or any adjustments to estimate any additional income that would have been recorded as a result of fair value adjustments for the first six months of 2017 that may have occurred had the acquired loans been recorded at fair value as of the beginning of 2017. In addition there are no adjustments to reflect any expenses that potentially could have been reduced for the first six months of 2017 had the merger occurred on December 31, 2016. There were $1.3 million nonrecurring pro forma adjustments to expense included in the reported proforma earnings.

The fair value estimates of Tennessee Bancshares assets and liabilities recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date. As of June 30, 2018 there were no adjustments to fair values initially recorded as part of the business combination.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.    Business Combination, Continued

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed, and goodwill recognized:

Calculation of Purchase Price
Shares of SMBK common stock issued to TN Bancshares shareholders as of May 1, 2018	1,458,981
Market price of SMBK common stock on May 1, 2018	$23.85
Estimated fair value of SMBK common stock issued (in thousands)	34,797
Cash consideration paid	5
Total consideration (in thousands)	$34,802

Allocation of Purchase Price (in thousands)
Total consideration above	$34,802
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	5,723
Investment securities available for sale	24,563
Restricted investments	464
Loans	180,490
Premises and equipment	9,470
Core deposit intangible	2,290
Other real estate owned	674
Prepaid and other assets	2,258
Deposits	(202,272)
FHLB advances and other borrowings	(4,000)
Payables and other liabilities	(586)
Total fair value of net assets acquired	19,074
Goodwill	$15,728

Note 3. Earnings per share

The following is a summary of the basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income available to common shareholders	$3,931,556	$1,648,286	$7,346,326	$3,097,138
Weighted average common shares outstanding	12,201,185	8,216,567	11,708,746	7,872,609
Effect of dilutive stock options	119,313	108,971	113,751	104,673
Diluted shares	12,320,498	8,325,538	11,822,497	7,977,282
Basic earnings per common share	$0.32	$0.20	$0.63	$0.39
Diluted earnings per common share	$0.32	$0.20	$0.62	$0.39

For the three and six months ended June 30, 2018 and 2017, the effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share because the exercise price of such options is higher than the market price. There were no and 13,916 antidilutive stock options for the three and six months ended June 30, 2018 and 2017

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities

The amortized cost and fair value of securities available-for-sale at June 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$29,137	$—	$(1,009)	$28,128
Municipal securities	15,896	8	(320)	15,584
Other debt securities	976	—	(65)	911
Mortgage-backed securities (GSEs)	114,538	171	(2,755)	111,954
	$160,547	$179	$(4,149)	$156,577

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$26,207	$1	$(432)	$25,776
Municipal securities	9,122	28	(147)	9,003
Other debt securities	974	—	(24)	950
Mortgage-backed securities (GSEs)	117,263	136	(1,184)	116,215
	$153,566	$165	$(1,787)	$151,944

At June 30, 2018 and December 31, 2017, securities with a fair value totaling approximately $113.5 million and $97.2 million, respectively were pledged to secure public funds and securities sold under agreements to repurchase.

For the three and six months ended June 30, 2018 and June 30, 2017, there were no available-for-sale securities sold. For the three and six months ended June 30, 2018, a security was called for less than the amortized cost resulting in a realized loss of $1,200.

The amortized cost and estimated fair value of securities at June 30, 2018, by contractual maturity for non-mortgage backed securities, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	21,554	20,901
Due from five years to ten years	13,995	13,366
Due after ten years	10,460	10,356
	46,009	44,623
Mortgage-backed securities	114,538	111,954
	$160,547	$156,577

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities, Continued

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$14,862	$(425)	$13,266	$(584)	$28,128	$(1,009)
Municipal securities	11,966	(182)	2,072	(138)	14,038	(320)
Other debt securities	—	—	911	(65)	911	(65)
Mortgage-backed securities (GSEs)	58,377	(1,654)	29,911	(1,101)	88,288	(2,755)
	$85,205	$(2,261)	$46,160	$(1,888)	$131,365	$(4,149)

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$1,358	$(1)	$13,420	$(431)	$14,778	$(432)
Municipal securities	3,418	(43)	2,112	(104)	5,530	(147)
Other debt securities	950	(24)	—	—	950	(24)
Mortgage-backed securities (GSEs)	61,332	(407)	35,048	(777)	96,380	(1,184)
	$67,058	$(475)	$50,580	$(1,312)	$117,638	$(1,787)

At June 30, 2018, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

U.S. Government-sponsored enterprises: At June 30, 2018, 8 (or eight) investments in U.S. GSE securities had unrealized losses. These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is more likely than not that the Bank will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at June 30, 2018.

Municipal securities: At June 30, 2018, 21 (or twenty one) investments in obligations of municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at June 30, 2018.

Other debt securities: At June 30, 2018, 1 (or one) investment in other debt securities had unrealized losses. The Bank believes the unrealized loss on this investment was caused by the interest rate environment and does not relate to the underlying credit quality of the issuer. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its amortized cost bases, which may be maturity, the Bank does not consider this investment to be other-than temporarily impaired at June 30, 2018.

Mortgage-backed securities: At June 30, 2018, 65 (or sixty five) investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem these investments to be other-than-temporarily impaired at June 30, 2018.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses

Portfolio Segmentation:

At June 30, 2018 and December 31, 2017, loans are summarized as follows (in thousands):

	June 30, 2018			December 31, 2017
	PCI Loans[1]	All Other Loans	Total	PCI Loans[1]	All Other Loans	Total
Commercial real estate	$18,474	$727,390	$745,864	$17,903	$625,085	$642,988
Consumer real estate	6,987	348,889	355,876	7,450	286,007	293,457
Construction and land development	5,690	173,741	179,431	5,120	130,289	135,409
Commercial and industrial	821	278,950	279,771	858	237,229	238,087
Consumer and other	686	13,807	14,493	1,463	11,854	13,317
Total loans	32,658	1,542,777	1,575,435	32,794	1,290,464	1,323,258
Less: Allowance for loan losses	(19)	(7,055)	(7,074)	(16)	(5,844)	(5,860)
Loans, net	$32,639	$1,535,722	$1,568,361	$32,778	$1,284,620	$1,317,398
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

Commercial and Industrial: The commercial and industrial loan portfolio segment includes commercial, financial, agricultural, and municipal loans. These loans include those loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or expansion projects. Loans are repaid by business cash flows. Collection risk in this portfolio is driven by the creditworthiness of the underlying borrower, particularly cash flows from the customers' business operations.

Consumer and Other: The consumer loan portfolio segment includes direct consumer installment loans, overdrafts and other revolving credit loans, educational loans, and other loans which do not fall into the categories above. Loans in this portfolio are sensitive to unemployment and other key consumer economic measures.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

The composition of loans by loan classification for impaired and performing loan status at June 30, 2018 and December 31, 2017, is summarized in the tables below (in thousands):

	June 30, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$726,356	$347,893	$173,194	$278,431	$13,698	$1,539,572
Impaired loans	1,034	996	547	519	109	3,205
	727,390	348,889	173,741	278,950	13,807	1,542,777
PCI loans	18,474	6,987	5,690	821	686	32,658
Total	$745,864	$355,876	$179,431	$279,771	$14,493	$1,575,435

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$624,638	$284,585	$129,742	$237,016	$11,842	$1,287,823
Impaired loans	447	1,422	547	213	12	2,641
	625,085	286,007	130,289	237,229	11,854	1,290,464
PCI loans	17,903	7,450	5,120	858	1,463	32,794
Total loans	$642,988	$293,457	$135,409	$238,087	$13,317	$1,323,258

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$3,116	$1,491	$744	$1,145	$224	$6,720
PCI loans	19	—	—	—	—	19
Impaired loans	—	37	—	222	76	335
Total	$3,135	$1,528	$744	$1,367	$300	$7,074

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$2,444	$1,340	$521	$890	$204	$5,399
PCI loans	16	—	—	—	—	16
Impaired loans	5	256	—	172	12	445
Total	$2,465	$1,596	$521	$1,062	$216	$5,860

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

The following tables detail the changes in the allowance for loan losses for the six month period ending June 30, 2018 and year ending December 31, 2017, by loan classification (in thousands):

	June 30, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,465	$1,596	$521	$1,062	$216	$5,860
Loans charged off	(38)	(25)	—	(78)	(101)	(242)
Recoveries of loans charged off	—	50	5	56	40	151
Provision (reallocation) charged to expense	708	(93)	218	327	145	1,305
Ending balance	$3,135	$1,528	$744	$1,367	$300	$7,074

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,369	$1,382	$717	$520	$117	$5,105
Loans charged off	—	(111)	—	(24)	(141)	(276)
Recoveries of charge-offs	8	99	13	67	61	248
Provision (reallocation) charged to expense	88	226	(209)	499	179	783
Ending balance	$2,465	$1,596	$521	$1,062	$216	$5,860

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
Non PCI Loans	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$724,763	$343,407	$172,972	$277,384	$13,184	$1,531,710
Watch	1,604	3,168	62	1,035	123	5,992
Special mention	—	949	160	35	363	1,507
Substandard	1,023	1,365	547	483	111	3,529
Doubtful	—	—	—	13	26	39
Total	$727,390	$348,889	$173,741	$278,950	$13,807	$1,542,777

PCI Loans
Pass	$14,494	$4,558	$3,973	$210	$565	$23,800
Watch	1,513	898	653	2	18	3,084
Special mention	1,393	575	716	153	17	2,854
Substandard	1,074	956	348	456	86	2,920
Doubtful	—	—	—	—	—	—
Total	$18,474	$6,987	$5,690	$821	$686	$32,658
Total loans	$745,864	$355,876	$179,431	$279,771	$14,493	$1,575,435

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

The following tables present the aging of the recorded investment in loans as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	30-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and NonAccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$2,628	$82	$6	$2,716	$18,474	$724,674	$745,864
Consumer real estate	701	76	463	1,240	6,987	347,649	355,876
Construction and land development	403	338	547	1,288	5,690	172,453	179,431
Commercial and industrial	647	113	430	1,190	821	277,760	279,771
Consumer and other	189	58	92	339	686	13,468	14,493
Total	$4,568	$667	$1,538	$6,773	$32,658	$1,536,004	$1,575,435

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

Impaired Loans:

The following is an analysis of the impaired loan portfolio, excluding PCI loans, detailing the related allowance recorded as of June 30, 2018 and December 31, 2017 (in thousands):

				For the six months ended
	At June 30, 2018			June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$1,034	$1,043	$—	$670	$15
Consumer real estate	793	823	—	699	12
Construction and land development	547	547	—	547	—
Commercial and industrial	81	83	—	58	3
Consumer and other	16	16	—	5	—
	2,471	2,512	—	1,979	30
Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	8	—
Consumer real estate	203	216	37	642	11
Construction and land development	—	—	—	—	—
Commercial and industrial	438	440	222	257	5
Consumer and other	93	95	76	72	2
	734	751	335	979	18
PCI loans:
Commercial real estate	27	127	19	5	3
Total impaired loans	$3,232	$3,390	$354	$2,963	$51

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

Troubled Debt Restructurings:

At June 30, 2018 and December 31, 2017, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Troubled Debt Restructurings (continued):

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of June 30, 2018 and December 31, 2017, management had approximately, $660 thousand and $41 thousand, respectively, in loans that met the criteria for restructured, none of which were on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

There was one commercial real estate loan for approximately $622 thousand modified as troubled debt restructurings during the six month period ended June 30, 2018. There were no loans that were modified as troubled debt restructurings during the twelve month period ended December 31, 2017. There were no loans that were modified as troubled debt restructurings during the past three months and for which there was a subsequent payment default.

Foreclosure Proceedings and Balances:

As of June 30, 2018 the Company had $1.14 million in residential real estate included in foreclosed assets and there were no consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure.

Purchased Credit Impaired Loans:

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of is as follows (in thousands):

	June 30, 2018	December 31, 2017
Commercial real estate	$25,700	$23,366
Consumer real estate	9,620	10,764
Construction and land development	6,793	6,285
Commercial and industrial	2,973	1,452
Consumer and other	1,014	1,710
Total loans	46,100	43,577
Less remaining purchase discount	(13,442)	(10,783)
Total loans, net of purchase discount	32,658	32,794
Less: Allowance for loan losses	(19)	(16)
Carrying amount, net of allowance	$32,639	$32,778

Activity related to the accretable yield on loans acquired with deteriorated credit quality is as follows for the three and six months period ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accretable yield, beginning of period	$7,780	$8,482	$9,287	$8,950
Additions	1,292	—	1,292	—
Accretion income	(1,928)	(973)	(3,029)	(1,670)
Reclassification to accretable	120	366	382	610
Other changes, net	(58)	600	(726)	585
Accretable yield	$7,206	$8,475	$7,206	$8,475

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Purchased Credit Impaired Loans (continued):

Purchased credit impaired loans acquired from Southern Community Bank during the three and six months period ended June 30, 2018 for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

Three and Six Months Ended June 30,
2018
Contractual principal and interest at acquisition	$15,133
Nonaccretable difference	5,302
Expected cash flows at acquisition	9,831
Accretable yield	1,292
Fair value of purchased credit impaired loans	$8,539

Note 6. Commitments and Contingent Liabilities

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at June 30, 2018 is as follows:

Commitments to extend credit	$299.6	million
Standby letters of credit	$3.7	million
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at June 30, 2018 will not have a material effect on the Company's consolidated financial statements.

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

Securities Available-for-Sale: Where quoted prices are available in an active market, management classifies the securities within Level 1 of the valuation hierarchy. If quoted market prices are not available, management estimates fair values using pricing models that use observable inputs or quoted prices at securities with similar characteristics. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, including GSE obligations, corporate bonds, and other securities. Mortgage-backed securities are included in Level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, management classifies those securities in Level 3.

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

Federal Home Loan Bank ("FHLB") Advances and Other Borrowings: The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements, and are considered Level 2 inputs. The carrying value of FHLB floating rate borrowings and floating rate other borrowings approximates their fair value and are considered Level 1 inputs.

Commitments to Extend Credit and Standby Letters of Credit: Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure.

Measurements of Fair Value:

Assets and liabilities recorded at fair value on a recurring basis are as follows (in thousands):

	Balance as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$28,128	$—	$28,128	$—
Mortgage-backed securities	111,954	—	111,954	—
Other debt securities	911	—	911	—
Municipal securities	15,584	—	15,584	—
Total securities available-for-sale	$156,577	$—	$156,577	$—

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$25,776	$—	$25,776	$—
Mortgage-backed securities	116,215	—	116,215	—
Other debt securities	950	—	950	—
Municipal securities	9,003	—	9,003	—
Total securities available-for-sale	$151,944	$—	$151,944	$—

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

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Balance as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$407	$—	$—	$407
Foreclosed assets	3,524	—	—	3,524

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$769	$—	$—	$769
Foreclosed assets	3,254	—	—	3,254

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017, , the significant unobservable inputs used in the fair value measurements are presented below (in thousands).

	Balance as of June 30, 2018	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$407	Appraisal and Cashflow	Appraisal and Cashflow Discounts	47%
Foreclosed assets	3,524	Appraisal	Appraisal Discounts	19%

	Balance as of December 31, 2017	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$769	Appraisal	Appraisal Discounts	36%
Foreclosed assets	3,254	Appraisal	Appraisal Discounts	18%

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$170,235	170,235	—	—	$170,235
Securities available-for-sale	156,577	—	156,577	—	156,577
Restricted investments	8,273	N/A	N/A	N/A	N/A
Loans, net	1,568,361	—	—	1,569,916	1,569,916

Liabilities:
Noninterest-bearing demand deposits	301,318	—	301,318	—	301,318
Interest-bearing demand deposits	246,942	—	246,942	—	246,942
Money Market and Savings deposits	632,518	—	632,518	—	632,518
Time deposits	535,879	—	537,006	—	537,006
Securities sold under agreements to repurchase	18,635	—	18,635	—	18,635
Federal Home Loan Bank advances and other borrowings	72,040	—	72,040	—	72,040

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Fair Value Disclosures, Continued

Carrying value and estimated fair value (continued):

	December 31, 2017
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$113,027	113,027	—	—	$113,027
Securities available-for-sale	151,944	—	151,944	—	151,944
Restricted investments	6,431	N/A	N/A	N/A	N/A
Loans, net	1,317,398	—	—	1,292,303	1,292,303

Liabilities:
Noninterest-bearing demand deposits	220,520	—	220,520	—	250,520
Interest-bearing demand deposits	231,644	—	231,644	—	231,644
Money Market and Savings deposits	543,645	—	543,645	—	543,645
Time deposits	442,774	—	443,547	—	443,547
Securities sold under agreements to repurchase	24,055	—	24,055	—	24,055
Federal Home Loan Bank advances and other borrowings	43,600	—	43,600	—	43,600

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9.    Related Party Transactions

On March 1, 2018, two directors agreed to purchase from the Bank 21,250 shares of the Company's stock for the closing market price of $21.70 per share. The shares were held by the Bank as collateral on a past due loan with an unrelated borrower.. Steven B. Tucker purchased 6,250 shares and W. Miller Welborn purchased 15,000 shares for the benefit of a trust.

Note 10.     Subsequent Events

On June 27, 2018, the Company entered into an agreement and plan of merger with Foothills Bancorp, Inc. ("Foothills Bancorp"), a Tennessee corporation and Foothills Bank and Trust, a Tennessee-chartered commercial bank and wholly owned subsidiary of Foothills Bancorp .
Under the terms of the merger agreement, at the effective time of the merger, each outstanding share of Foothills Bancorp common stock will be converted into the right to receive $1.75 in cash and 0.666 shares of SmartFinancial common stock, (the "Stock Consideration"). As of June 26, 2018, Foothills Bancorp had 1,776,925 shares of common stock outstanding.
The merger agreement contains customary representations, warranties, and covenants by all parties. Conditions to each party's obligation to consummate the Merger include the following, as well as other customary conditions: (1) approval of the merger Agreement by the holders of Foothills Bancorp common stock, (2) approval of the merger by regulatory authorities, (3) effectiveness of a registration statement for the shares issued as Stock Consideration, and (4) authorization to list the shares to be issued as Stock Consideration on the Nasdaq Capital Market. Conditions to SmartFinancial's obligation to consummate the merger include holders of not more than 10% of the outstanding shares of Foothills Bancorp common stock having perfected and not withdrawn or lost their rights to dissent from the Merger.
The merger agreement provides certain termination rights for both SmartFinancial and Foothills Bancorp and further provides that, upon termination of the merger agreement under certain circumstances, Foothills Bancorp will be obligated to pay SmartFinancial a termination fee of $1,450,000.

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

Mergers and Acquisitions

Merger with Tennessee Bancshares

On December 12, 2017, the Company along with the Bank entered into an agreement and plan of merger with Tennessee Bancshares, Inc., a Tennessee corporation and Southern Community Bank, a Tennessee-chartered commercial bank and wholly owned subsidiary of Tennessee Bancshares. The merger was consummated on May 1, 2018, with Tennessee Bancshares shareholders receiving stock of the Company. After the merger, original shareholders of SmartFinancial owned approximately 89 percent of the outstanding common stock of the combined entity on a fully diluted basis while the previous Tennessee Bancshares shareholders owned approximately 11 percent. The assets and liabilities of Tennessee Bancshares as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $16 million. As a result of the merger the Company assets increased approximately $226 million and liabilities increased approximately $207 million. The merger had a significant impact on all aspects of the Company's consolidated financial statements, and as a result, financial results after the merger may not be comparable to financial results prior to the merger.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the second quarter and the first six months of 2018:

•
Net income available to common shareholders totaled $3.9 million and $7.3 million, during the second quarter and the first six months of 2018, respectively, compared to $1.6 million and $3.1 million for the same periods in 2017.

•	Earnings per diluted common share was $0.32 and $0.62 during the second quarter and the first six months of 2018, respectively, compared to $0.20 and $0.39 for the same periods in 2017.

•	Annualized return on average assets was 0.82 percent second quarter of 2018 and 0.81 percent for first six months of 2018.

•	Net interest margin, taxable equivalent, of 4.57 percent for the second quarter of 2018, an increase from 4.15 percent for the same period in 2017.

•	Nonperforming assets to total assets of just 0.28 percent.

•	Completed integration of Capstone Bancshares, completed acquisition of Tennessee Bancshares, and announced pending acquisition of Foothills Bancshares.

Analysis of Results of Operations

Second quarter of 2018 compared to 2017

Net income was $3.9 million in the second quarter of 2018, which increased from $1.6 million in the second quarter of 2017. Net income available to common shareholders was $3.9 million, or $0.32 per diluted common share, in the second quarter of 2018, compared to $1.6 million, or $0.20 per diluted common share, in the second quarter of 2017. Net interest income to average assets of 4.07 percent in the second quarter of 2018 increased from 3.81 percent in the second quarter of 2017 as the average earning asset balances and yields increased compared to the prior year. Noninterest income to average assets of 0.33 percent decreased from 0.47 percent in the second quarter of 2017. Noninterest expense to average assets decreased from 3.29 percent in the second quarter of 2017 to 3.18 percent in second quarter of 2018.

First six months of 2018 compared to 2017

Net income was $7.3 million for the first six months of 2018, which increased from $3.3 million for the first six months of 2017. Net income available to common shareholders was 7.3 million, or $0.62 per diluted common share, for the first six months of 2018, compared to $3.1 million, or $0.39 per diluted common share, for the first six months of 2017. Net interest income to average assets of 4.01 percent for the first six months of 2018 increased from 3.81 percent for the first six months of 2017 as the average earning asset balances and yields increased compared to the prior year. Noninterest income to average assets of 0.33 percent decreased from 0.42 percent for the first six months of 2017. Noninterest expense to average assets decreased from 3.23 percent for the first six months of 2017 to 3.14 percent for the first six months of 2018.

Net Interest Income and Yield Analysis

Second quarter of 2018 compared to 2017

Net interest income, taxable equivalent, improved to $19.6 million in the second quarter of 2018 from $10.3 million in the second quarter of 2017. The increase in net interest income was primarily due to increases in average balances and yields of the loan and securities portfolios. Average earning assets increased from $992.1 million in the second quarter of 2017 to $1.7 billion in the second quarter of 2018 primarily as a result of the mergers in the second half of 2017 and the first half of 2018. Over this period, average loan balances increased by $666.3 million, average interest-bearing deposits increased by $590.0 million, and average noninterest-bearing deposits increased $125.4 million. Net interest income to average assets of 4.07 percent for the second quarter in 2018 increased from 3.81 percent during the same period in 2017. Net interest margin, taxable equivalent, was 4.57 percent in the quarter, compared to 4.15 percent a year ago as a result of increases in yields on earning assets. The yield on earning assets increased from 4.66 percent a year ago to 5.38 percent in the quarter due to higher loan balances and higher yields on loans and securities.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$1,501,008	$21,654	5.79%	$834,665	$10,752	5.17%
Investment securities and interest-bearing due from banks (2)	207,538	1,218	2.35%	151,840	707	1.84%
Federal funds and other	9,616	144	6.01%	5,628	78	5.56%
Total interest-earning assets	1,718,162	23,016	5.37%	992,133	11,537	4.66%
Noninterest-earning assets	205,909			85,553
Total assets	$1,924,071			$1,077,686

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$244,208	$265	0.44%	$156,387	$115	0.29%
Money market and savings deposits	597,353	1,418	0.95%	300,448	424	0.57%
Time deposits	510,445	1,555	1.22%	305,171	702	0.92%
Total interest-bearing deposits	1,352,006	3,238	0.96%	762,006	1,241	0.65%
Securities sold under agreement to repurchase	15,643	11	0.28%	19,903	16	0.32%
Federal Home Loan Bank advances and other borrowings	22,780	206	3.64%	3,482	11	1.27%
Total interest-bearing liabilities	1,390,429	3,455	1.00%	785,391	1,268	0.65%
Noninterest-bearing deposits	283,413			157,965
Other liabilities	16,944			659
Total liabilities	1,690,786			944,015
Shareholders’ equity	233,285			133,671
Total liabilities and shareholders’ equity	$1,924,071			$1,077,686

Net interest income, taxable equivalent		$19,561			$10,269
Interest rate spread (3)			4.38%			4.01%
Tax equivalent net interest margin (4)			4.57%			4.15%

Percentage of average interest-earning assets to average interest-bearing liabilities			123.53%			126.32%
Percentage of average equity to average assets			12.00%			12.40%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $773 thousand and $594 thousand for the quarters ended June 30, 2018 and 2017, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $2 thousand for the period ended June 30, 2018 and $5 thousand for the period ended June 30, 2017.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $20 thousand for the period ended June 30, 2018 and $16 thousand for the period ended June 30, 2017.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

First six months of 2018 compared to 2017

Net interest income, taxable equivalent, improved to $36.4 million for the first six months of 2018 from $20.1 million for the first six months of 2017. The increase in net interest income was primarily due to increases in average balances and yields of the loan and securities portfolios. Average earning assets increased from $985.9 million for the first six months of 2017 to $1.6 billion for the first six months of 2018 primarily as a result of the mergers in the second half of 2017 and the first half of 2018.. Over this period, average loan balances increased by $600.9 million, average interest-bearing deposits increased by $542.0 million and average noninterest-bearing deposits increased $103.9 million. Net interest income to average assets of 4.01 percent for the first six months of 2018 increased from 3.81 percent during the same period in 2017. Net interest margin, taxable equivalent, was 4.48 percent in for the first six months of 2018 , compared to 4.11 percent a year ago as of increases in yields on earning assets. The yield on earning assets increased from 4.60 percent a year ago to 5.22 percent for the first six months of 2018 due to higher loan balances and higher yields on loans and securities.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$1,424,021	$39,884	5.65%	$823,157	$20,972	5.14%
Investment securities and interest-bearing due from banks (2)	205,741	2,277	2.23%	156,590	1,384	1.78%
Federal funds and other	9,019	245	5.48%	6,122	151	4.97%
Total interest-earning assets	1,638,781	42,406	5.22%	985,869	22,507	4.60%
Noninterest-earning assets	191,358			75,934
Total assets	$1,830,139			$1,061,803

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$247,011	$585	0.48%	$157,813	$208	0.27%
Money market and savings deposits	561,920	2,288	0.82%	288,081	752	0.53%
Time deposits	482,707	2,766	1.16%	303,721	1,379	0.92%
Total interest-bearing deposits	1,291,638	5,639	0.88%	749,615	2,339	0.63%
Securities sold under agreement to repurchase	15,913	24	0.30%	19,296	32	0.33%
Federal Home Loan Bank advances and other borrowings	24,707	360	2.94%	5,453	26	0.96%
Total interest-bearing liabilities	1,332,258	6,023	0.91%	774,364	2,397	0.62%
Noninterest-bearing deposits	257,528			153,659
Other liabilities	12,823			2,609
Total liabilities	1,602,609			930,632
Shareholders’ equity	227,530			131,171
Total liabilities and shareholders’ equity	$1,830,139			$1,061,803

Net interest income, taxable equivalent		$36,383			$20,110
Interest rate spread (3)			4.31%			3.98%
Tax equivalent net interest margin (4)			4.48%			4.11%

Percentage of average interest-earning assets to average interest-bearing liabilities			123.01%			127.31%
Percentage of average equity to average assets			12.43%			12.35%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $1.4 million and $1.2 million for the quarters ended June 30, 2018 and 2017, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $5 thousand for the period ended June 30, 2018 and 7 thousand for the period ended June 30, 2017.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $30 thousand for the period ended June 30, 2018 and $32 thousand for the period ended June 30, 2017.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate and Volume Analysis

Changes in net interest income are attributed to changes in average balances (volume change), changes in average rates (rate change), and, when applicable, changes in the number of days (days change) in the period presented for earning assets and sources of funds on which interest is received or paid.  Days change is calculated as change in days times current interest per day, volume change is calculated as change in volume times the previous rate, and rate change is change in rate times the previous volume.  The change attributed to rates and volumes (change in rate times change in volume) is considered as a change in volume.

Second quarter of 2018 compared to 2017

Net interest income, taxable equivalent, increased by $9.3 million between the quarters ended June 30, 2018 and 2017. The following is an analysis of the changes in net interest income comparing the changes attributable attributable to rates and those attributable to volumes (in thousands):

	Three Months Ended June 30,
	2018	Compared to	2017
	Increase (decrease) due to
	Rate	Volume	Net
Interest-earning assets:
Loans (1)	$2,313	$8,589	$10,902
Investment securities and interest-bearing due from banks (2)	255	256	511
Federal funds and other	11	55	66
Total interest-earning assets	2,579	8,900	11,479

Interest-bearing liabilities:
Interest-bearing demand deposits	87	63	150
Money market and savings deposits	572	422	994
Time deposits	382	471	853
Total interest-bearing deposits	1,041	956	1,997
Securities sold under agreement to repurchase	(2)	(3)	(5)
Federal Home Loan Bank advances and other borrowings	134	61	195
Total interest-bearing liabilities	1,173	1,014	2,187
Net interest income	$1,406	$7,886	$9,292

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $773 thousand and $594 thousand for the quarters ended June 30, 2018 and 2017, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $2 thousand for the period ended June 30, 2018 and $5 thousand for the period ended June 30, 2017.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $20 thousand for the period ended June 30, 2018 and $16 thousand for the period ended June 30, 2017.

First six months of 2018 compared to 2017

Net interest income, taxable equivalent, increased by $16.3 million between the first six months of June 30, 2018 from the same period in 2017. The following is an analysis of the changes in net interest income comparing the changes attributable attributable to rates and those attributable to volumes (in thousands):

	Six Months Ended June 30,
	2018	Compared to	2017
	Increase (decrease) due to
	Rate	Volume	Net
Interest-earning assets:
Loans (1)	$3,597	$15,315	$18,912
Investment securities and interest-bearing due from banks (2)	459	434	893
Federal funds and other	23	71	94
Total interest-earning assets	4,079	15,820	19,899

Interest-bearing liabilities:
Interest-bearing demand deposits	258	119	377
Money market and savings deposits	816	720	1,536
Time deposits	570	817	1,387
Total interest-bearing deposits	1,644	1,656	3,300
Securities sold under agreement to repurchase	(2)	(6)	(8)
Federal Home Loan Bank advances and other borrowings	242	92	334
Total interest-bearing liabilities	1,884	1,742	3,626
Net interest income	$2,195	$14,078	$16,273

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $1.4 million and $1.2 million for the quarters ended June 30, 2018 and 2017, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $5 thousand for the period ended June 30, 2018 and 7 thousand for the period ended June 30, 2017.

(1)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $30 thousand for the period ended June 30, 2018 and $32 thousand for the period ended June 30, 2017.

Noninterest Income

Second quarter of 2018 compared to 2017

Noninterest income totaled $1.6 million in the second quarter of 2018, compared to $1.3 million in the second quarter of 2017. Noninterest income to average assets of 0.33 percent for the quarter decreased from 0.47 percent in 2017. Noninterest income increased primarily due to the mergers in in the second half of 2017 and first half of 2018. Interchange and debit card transaction fees in 2018 are net of associated fees, due to a change in accounting standards which is detailed in Note 1.

	Three months ended June 30,
(Dollars in thousands)	2018	2017
Service charges and fees on deposit accounts	$557	$291
Loss on sale of securities	(1)	—
Gain on sale of loans and other assets	321	405
Interchange and debit card transaction fees	121	223
Other noninterest income	579	333
Total noninterest income	$1,577	$1,252

First six months of 2018 compared to 2017

Noninterest income totaled $3.0 million first six months of 2018, compared to $2.19 million first six months of 2017. Noninterest income to average assets of 0.33 percent for the period decreased from 0.42 percent in 2017. Noninterest income increased primarily due to the mergers in the second half of 2017 and first half of 2018. Interchange and debit card transaction fees in 2018 are net of associated fees, due to a change in accounting standards which is detailed in Note 1.

	Six months ended
(Dollars in thousands)	2018	2017
Service charges and fees on deposit accounts	$1,135	$555
Loss on sale of securities	(1)	—
Gain on sale of loans and other assets	647	680
Interchange and debit card transaction fees	266	416
Other noninterest income	985	543
Total noninterest income	$3,032	$2,194

Noninterest Expense

Second quarter of 2018 compared to 2017

Noninterest expense totaled $15.3 million in the second quarter of 2018 compared to $8.8 million in the second quarter of 2017. Noninterest expense to average assets decreased from 3.29 percent a year ago to 3.18 percent in the quarter. The increase in noninterest expense compared to the prior year was primarily due to the acquisition of Capstone and Tennessee Bancshares which resulted in higher salary and employee benefit expenses, higher occupancy expenses, higher data processing expenses, higher depository expense, and merger expenses of $1.1 million for the second quarter of 2018.

	Three months ended June 30,
(Dollars in thousands)	2018	2017
Salaries and employee benefits	$7,648	$4,758
Net occupancy and equipment expense	1,522	963
Depository insurance	317	61
Sale of foreclosed assets and related expense	240	12
Advertising	215	129
Data processing	600	475
Professional services	918	473
Amortization of intangible assets	229	61
Service contracts	492	313
Merger expenses	1,123	420
Other operating expenses	1,968	1,164
Total noninterest expense	$15,272	$8,829

First six months of 2018 compared to 2017

Noninterest expense totaled $28.5 million first six months of 2018 compared to $17.0 million for the first six months of 2017. Noninterest expense to average assets decreased from 3.23 percent a year ago to 3.14 percent in the quarter. The increase in noninterest expense compared to the prior year was primarily due to the acquisition of Capstone and Tennessee Bancshares which resulted in higher salary and employee benefit expenses, higher occupancy expenses, higher data processing expenses, higher depository expense, and merger expenses of $1.6 million for first six months of 2018.

	Six months ended
(Dollars in thousands)	2018	2017
Salaries and employee benefits	$14,825	$9,404
Net occupancy and equipment expense	3,055	1,941
Depository insurance	419	214
Sale of foreclosed assets and related expense	429	26
Advertising	399	294
Data processing	1,127	809
Professional services	1,816	1,043
Amortization of intangible assets	417	114
Service contracts	970	608
Merger expenses	1,621	420
Other operating expenses	3,417	2,116
Total noninterest expense	$28,495	$16,989

Taxes

Second quarter of 2018 compared to 2017

In the second quarter of 2018 income tax expense totaled $1,295 thousand compared to $726 thousand a year ago. The effective tax rate was approximately 30.6 percent a year ago compared to approximately 24.8 percent in the second quarter of 2018, which decreased primarily due to due to the Tax Cuts and Jobs Act which resulted in a lower federal tax rate for corporations.

First six months of 2018 compared to 2017

In the first six months of 2018 income tax expense totaled $2.2 million compared to $1.7 million a year ago. The effective tax rate was approximately 33.7 percent a year ago compared to approximately 23.3 percent in the first six months of 2018 primarily due to due to the Tax Cuts and Jobs Act which resulted in a lower federal tax rate for corporations.

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $1.6 billion at June 30, 2018 compared to $1.3 billion at December 31, 2017. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential fixed rate mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic net loans increased by $172.9 million, or 21.8 percent, from December 31, 2017, to $966.7 million at June 30, 2018 with approximately 63.7 percent of the growth from new organic loans and the remainder from purchased non-credit impaired loans which renewed and transfered to the originated portfolio. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed since purchase.

Purchased Loans

Purchased non-credit impaired loans of $569.0 million at June 30, 2018 increased from $490.9 million at December 31, 2017 as a result of the Tennessee Bancshares acquisition. Since December 31, 2017, our net purchased credit impaired (“PCI”) loans decreased by $0.1 million to $32.6 million at June 30, 2018. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or our future acquisition activity.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	June 30, 2018
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$471,163	$256,227	$18,474	$745,864	47.3%
Consumer real estate-mortgage	199,157	149,732	6,987	355,876	22.6%
Construction and land development	116,287	57,454	5,690	179,431	11.4%
Commercial and industrial	180,420	98,530	821	279,771	17.8%
Consumer and other	6,725	7,082	686	14,493	0.9%
Total gross loans receivable, net of deferred fees	973,752	569,025	32,658	1,575,435	100.0%
Allowance for loan losses	(7,055)	—	(19)	(7,074)
Total loans, net	$966,697	$569,025	$32,639	$1,568,361

	December 31, 2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$387,313	$237,772	$17,903	$642,988	48.6%
Consumer real estate-mortgage	173,988	112,019	7,450	293,457	22.2%
Construction and land development	97,116	33,173	5,120	135,409	10.2%
Commercial and industrial	135,271	101,958	858	238,087	18.0%
Consumer and other	5,925	5,929	1,463	13,317	1.0%
Total gross loans receivable, net of deferred fees	799,613	490,851	32,794	1,323,258	100.0%
Allowance for loan losses	(5,844)	—	(16)	(5,860)
Total loans, net	$793,769	$490,851	$32,778	$1,317,398

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year (in thousands).

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$87,224	$378,054	$280,587	$745,865	$397,465	$261,176
Consumer real estate-mortgage	41,692	139,042	175,141	355,875	111,649	202,534
Construction and land development	74,288	67,981	37,162	179,431	35,738	69,405
Commercial and industrial	89,714	128,838	61,219	279,771	136,118	53,939
Consumer and other	6,356	7,362	775	14,493	5,145	2,992
Total Loans	$299,274	$721,277	$554,884	$1,575,435	$686,115	$590,046

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.14 percent as of June 30, 2018, which decreased from 0.25 percent as of December 31, 2017. Total nonperforming assets as a percentage of total assets as of June 30, 2018 totaled 0.28 percent compared to 0.38 percent as of December 31, 2017. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless the pools are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets for the periods presented (dollars in thousands).

	June 30, 2018	December 31, 2017
Nonaccrual loans	$1,538	$1,764
Accruing loans past due 90 days or more (1)	667	1,509
Total nonperforming loans	2,205	3,273
Foreclosed assets	3,524	3,254
Total nonperforming assets	$5,729	$6,527

Restructured loans not included above	$660	$41
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At June 30, 2018 potential problem loans amounted to approximately $1.3 million or 0.08 percent of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of June 30, 2018 and December 31, 2017, our allowance for loan losses was $7.1 million and $5.9 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in 2018 as compared to 2017 is the result of increases in the organic loan portfolio. Our allowance for loan loss as a percentage of total loans has increased from 0.44 percent at December 31, 2017 to 0.45 percent at June 30, 2018.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. As of June 30, 2018 the balance on PCI loans was $46.1 million while the carrying value was $32.6 million. These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount to determine if additional provisioning should be recognized. At June 30, 2018, there were $19 thousand of allowances on PCI loans.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans as of June 30, 2018 and December 31, 2017 and the percentage of loans in each category to total loans (in thousands):

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$3,135	44.4%	$2,465	42.1%
Consumer real estate-mortgage	1,528	21.6%	1,596	27.2%
Construction and land development	744	10.5%	521	8.9%
Commercial and industrial	1,367	19.3%	1,062	18.1%
Consumer and other	300	4.2%	216	3.7%
Total allowance for loan losses	$7,074	100.0%	$5,860	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans offset by improvements of our loan portfolio and the reduction of nonperforming loans and net charge-offs, which is largely influenced by the overall improvement in the economies in our market areas. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired, non PCI, loans were approximately $445 thousand at December 31, 2017 compared to $335 thousand at June 30, 2018.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods ended June 30, 2018 and December 31, 2017 including the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	Six Months Ended	Twelve Months Ended
	June 30, 2018	December 31, 2017
Balance at beginning of period	$5,860	$5,105
Provision for loan losses	1,305	783
Charged-off loans:
Commercial real estate-mortgage	(38)	—
Consumer real estate-mortgage	(25)	(111)
Construction and land development	—	—
Commercial and industrial	(78)	(24)
Consumer and other	(101)	(141)
Total charged-off loans	(242)	(276)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	—	8
Consumer real estate-mortgage	50	99
Construction and land development	5	13
Commercial and industrial	56	67
Consumer and other	40	61
Total recoveries of previously charged-off loans	151	248
Net charge-offs	(91)	(28)
Balance at end of period	$7,074	$5,860

Ratio of allowance for loan losses to total loans outstanding at end of period	0.45%	0.44%
Ratio of net charge-offs (recoveries) to average loans outstanding for the period (annualized)	0.01%	—%

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

Investment Portfolio

Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to fair values of $156.6 million and $151.9 million at June 30, 2018 and December 31, 2017, respectively. Our investments to assets ratio increased slightly from 8.8 percent at December 31, 2017 to 7.6 percent at June 30, 2018 as we increased investments during the quarter. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the amortized cost of the Company’s investment securities. In the periods ended June 30, 2018 and December 31, 2017 all investment securities were classified as available for sale (in thousands).

	June 30, 2018	December 31, 2017
U.S. Government agencies	$29,137	$26,207
State and political subdivisions	15,896	9,122
Other debt securities	976	974
Mortgage-backed securities	114,538	117,263
Total securities	$160,547	$153,566

The following table presents the contractual maturity of investment securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at June 30, 2018 (in thousands).  The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
U.S. Government agencies	$—	$21,000	$8,137	$—	$29,137
State and political subdivisions	—	554	4,882	10,460	15,896
Other debt securities	—	—	975	—	975
Mortgage-backed securities	1	13,924	21,288	79,326	114,539
Total securities available for sale	$1	$35,478	$35,282	$89,786	$160,547
Weighted average yield (1)	5.23%	1.86%	2.24%	2.86%	2.50%
(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2018, brokered deposits represented approximately 10.7 percent of total deposits.

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three and six months ended June 30, 2018 was 0.96 percent and 0.88 percent, respectively, compared to 0.65 percent and 0.63 percent for the same periods in 2017. The increase in the costs were due to changes in deposit mix and higher rates on interest-bearing deposit accounts.

Total deposits as of June 30, 2018 were $1.7 billion, which was an increase of $278.1 million from December 31, 2017. As of June 30, 2018 the Company had outstanding time deposits under $100,000 with balances of $213.2 million, time deposits over $100,000 with balances of $321.8 million, and a fair value premium for time deposits of approximately $881 thousand.

The following table summarizes the maturities of time deposits $100,000 or more as of June 30, 2018 (in thousands).

June 30, 2018
Three months or less	$65,598
Three to six months	41,463
Six to twelve months	82,457
More than twelve months	132,272
Total	$321,790

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Short-term borrowings totaled $57.0 million at June 30, 2018 and $33.6 million at December 31, 2017, and consisted entirely of federal funds purchased. Long-term debt totaled $15.0 million at June 30, 2018 and $10.0 million December 31, 2017 and consisted of one line of credit that matures in 2022.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At June 30, 2018 and December 31, 2017, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

Liquidity and Off-Balance Sheet Arrangements

At June 30, 2018, we had $299.6 million of pre-approved but unused lines of credit and $3.7 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

Interest Rate Sensitivity

Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. The primary measurements we use to help us manage interest rate sensitivity are an earnings simulation model and an economic value of equity model. As of March 31, 2018, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 3.26 percent and 5.99 percent, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 7.64 percent relative to the current financial statement structure over the next twelve months. We do not believe there have been any material changes to the Company’s interest rate sensitivity from March 31, 2018 to the period ended June 30, 2018.

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

The Company has $1 thousand of investments that mature throughout the next 12 months. The Company also anticipates $13.7 million of principal payments from mortgage-backed securities. The Company also has unused borrowing capacity available with the Federal Home Loan Bank of Cincinatti, the Federal Reserve, and several correspondent banks. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Market Risk and Liquidity Risk Management” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to SmartFinancial (including its consolidated subsidiaries) required to be included in SmartFinancial’s periodic filings under the Exchange Act.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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
.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of June 27, 2018, by and among SmartFinancial, Inc., Foothills Bancorp, Inc., and Foothills Bank & Trust
3.1	Second Amended and Restated Charter of SmartFinancial, Inc
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc
4.1	Specimen Common Stock Certificate
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002
101	Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartFinancial, Inc.

Date:	August 9, 2018	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	August 9, 2018	/s/ Christopher Bryan Johnson
Christopher Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)