Form 10-Q
period 2018-09-30
SMARTFINANCIAL INC.
filed 2018-11-09
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of November 1, 2018 there were 13,933,504 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Certain of the statements made in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1034, as amended (the "Exchange Act"). Such forward-looking statements, including statements regarding the intent, belief or current expectations of the management of SmartFinancial, Inc. ("SmartFinancial") regarding the company's strategic direction, prospects, and future results of the merger, are subject to numerous risks and uncertainties. Such factors include, without limitation, those specifically described in Item 1A of Part I of SmartFinancial’s most recent Annual Report on Form 10-K, as well as the following: (1) the risk that the cost savings and any revenue synergies from the proposed merger (which we refer to as the "mergers") may not be realized or take longer than anticipated to be realized, (2) disruption from our recent mergers with customers, suppliers or employee relationships, (3) the risk of successful integration of the businesses with our business, (4) the amount of the costs, fees, expenses, and charges related to the merger, (5) reputational risk and the reaction of the parties' customers to the merger, (6) the risk that the integration of the targets' operations with SmartFinancial will be materially delayed or will be more costly or difficult than expected, (7) the dilution caused by SmartFinancial's issuance of additional shares of its common stock in the merger, and (9) general competitive, economic, politics of and market conditions. Additional factors which could affect the forward looking statements can be found in SmartFinancial's annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed with or furnished to the Securities and Exchange Commission (the "SEC") and available on the SEC's website at http://www.sec.gov. SmartFinancial disclaims any obligation to update or revise any forward-looking statements contained in this report which speak only as of the date hereof, whether as a result of new information, future events or otherwise.

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

PART I –FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$42,375,257	$64,097,287
Interest-bearing deposits at other financial institutions	87,728,951	41,965,597
Federal funds sold	—	6,964,000
Total cash and cash equivalents	130,104,208	113,026,884

Securities available-for-sale, at fair value	173,038,716	151,944,567
Restricted investments, at cost	10,735,550	6,430,700
Loans, net of allowance for loan losses of $7,156,025 at September 30, 2018 and $5,860,291 at December 31, 2017	1,578,037,643	1,317,397,909
Bank premises and equipment, net	51,138,105	43,000,249
Foreclosed assets	4,230,451	3,254,392
Goodwill and core deposit intangible, net	68,253,527	50,836,840
Cash surrender value of life insurance	22,088,149	21,646,894
Other assets	13,319,698	13,232,247
Total assets	$2,050,946,047	$1,720,770,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$301,197,142	$220,520,287
Interest-bearing demand deposits	267,146,177	231,643,508
Money market and savings deposits	570,171,632	543,644,830
Time deposits	568,796,395	442,774,094
Total deposits	1,707,311,346	1,438,582,719

Securities sold under agreement to repurchase	16,786,492	24,054,730
Federal Home Loan Bank advances and other borrowings	25,324,000	43,600,000
Subordinated debt	39,158,444	—
Accrued expenses and other liabilities	10,723,902	8,681,393
Total liabilities	1,799,304,184	1,514,918,842

Shareholders' equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; None issued and outstanding as of September 30,2018 and December 31,2017	—	—
Common stock - $1 par value; 40,000,000 shares authorized; 12,750,272 and 11,152,561 shares issued and outstanding in 2018 and 2017, respectively	12,750,272	11,152,561
Additional paid-in capital	208,998,738	174,008,753
Retained earnings	33,558,861	21,888,575
Accumulated other comprehensive loss	(3,666,008)	(1,198,049)
Total shareholders' equity	251,641,863	205,851,840

Total liabilities and shareholders' equity	$2,050,946,047	$1,720,770,682

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$21,571,378	$11,491,016	$61,451,480	$32,448,666
Securities and interest-bearing deposits at other financial institutions	1,326,310	739,905	3,573,243	2,092,948
Federal funds sold and other earning assets	170,019	86,267	414,423	237,213
Total interest income	23,067,707	12,317,188	65,439,146	34,778,827
INTEREST EXPENSE
Deposits	3,968,613	1,373,236	9,607,966	3,712,326
Securities sold under agreements to repurchase	11,697	15,054	35,106	46,593
Subordinated debt	18,750	—	18,750	—
Federal Home Loan Bank advances and other borrowings	209,144	4,769	568,478	31,925
Total interest expense	4,208,204	1,393,059	10,230,300	3,790,844
Net interest income before provision for loan losses	18,859,503	10,924,129	55,208,846	30,987,983
Provision for loan losses	301,676	30,000	1,607,074	340,482
Net interest income after provision for loan losses	18,557,827	10,894,129	53,601,772	30,647,501
NONINTEREST INCOME
Customer service fees	623,160	294,315	1,753,379	849,614
Gain (loss) on sale of securities, net	—	143,508	(1,200)	143,508
Gain on sale of loans and other assets	493,099	224,494	1,140,027	910,250
Interchange and debit card transaction fees	144,167	232,607	410,921	648,329
Other noninterest income	570,155	352,014	1,600,809	894,689
Total noninterest income	1,830,581	1,246,938	4,903,936	3,446,390
NONINTEREST EXPENSES
Salaries and employee benefits	7,933,610	5,035,443	22,758,511	14,471,602
Net occupancy and equipment expense	1,638,455	1,113,542	4,693,555	3,054,594
Depository insurance	158,200	101,665	577,412	315,951
Sale of foreclosed assets and related expense, net	79,243	47,178	508,303	72,763
Advertising	227,778	176,998	626,887	470,657
Data processing	407,192	483,411	1,533,948	1,291,969
Professional services	922,428	471,707	2,738,923	1,483,108
Amortization of intangible assets	247,648	78,057	664,271	191,705
Service contracts	507,107	363,114	1,477,488	971,648
Merger expenses	837,614	303,422	2,458,331	723,415
Other operating expenses	1,800,077	1,399,916	5,257,535	3,516,179
Total noninterest expenses	14,759,352	9,574,453	43,295,164	26,563,591
Income before income tax expense	5,629,056	2,566,614	15,210,544	7,530,300
Income tax expense	1,305,096	881,745	3,540,258	2,553,293
Net income	4,323,960	1,684,869	11,670,286	4,977,007
Preferred stock dividends	—	—	—	195,000
Net income available to common shareholders	$4,323,960	$1,684,869	$11,670,286	$4,782,007
EARNINGS PER COMMON SHARE
Basic	$0.34	$0.20	$0.97	$0.60
Diluted	0.34	0.20	0.96	0.59
Weighted average common shares outstanding
Basic	12,718,861	8,234,783	12,049,151	7,994,661
Diluted	12,817,556	8,320,774	12,143,838	8,073,846
The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

	Three Months Ended September 30,
	2018	2017
Net income available to common shareholders	$4,323,960	$1,684,869
Other comprehensive loss, net of tax:
Unrealized holding (losses) on securities arising during the period, net of tax (benefit) of $(206,565) and $(23,286) in 2018 and 2017, respectively	(700,241)	(37,312)
Reclassification adjustment for gains included in net income, net of tax expense of $54,533 in 2017	—	(88,975)
Total other comprehensive loss	(700,241)	(126,287)
Comprehensive income	$3,623,719	$1,558,582

	Nine Months Ended September 30,
	2018	2017
Net income available to common shareholders	$11,670,286	$4,977,007
Other comprehensive income, net of tax:
Unrealized holding (losses) gains arising during the period, net of tax (benefit) expense of $(786,997) and $444,467 in 2018 and 2017, respectively	(2,468,879)	717,412
Reclassification adjustment for losses (gains) included in net income, net of (benefit) tax of $(280) and $54,533 in 2018 and 2017, respectively	920	(88,975)
Total other comprehensive (loss) income	(2,467,959)	628,437
Comprehensive income	$9,202,327	$5,605,444

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - (Unaudited)
For the Three Months Ended September 30, 2018 and 2017

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

BALANCE, June 30, 2018	$12,704,581	$208,512,862	$29,234,901	$(2,965,767)	$247,486,577

Net income	—	—	4,323,960	—	4,323,960

Other comprehensive loss	—	—	—	(700,241)	(700,241)

Issuance of stock grants and restricted stock	5,553	(5,553)	—	—	—

Exercise of stock options	40,138	408,189	—	—	448,327

Stock option compensation expense		83,240			83,240

BALANCE, September 30, 2018	$12,750,272	$208,998,738	$33,558,861	$(3,666,008)	$251,641,863

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

BALANCE, June 30, 2017	$8,219,261	$106,793,832	$19,968,434	$(247,516)	$134,734,011

Net income	—	—	1,684,869	—	1,684,869

Other comprehensive loss	—	—	—	(126,287)	(126,287)

Exercise of stock options	23,995	224,750	—	—	248,745

Stock compensation expense	—	46,250	—	—	46,250

BALANCE, September 30, 2017	$8,243,256	$107,064,832	$21,653,303	$(373,803)	$136,587,588

The Notes to Consolidated Financial Statements are an integral part of these statements

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - (Unaudited)
For the Nine Months Ended September 30, 2018 and 2017

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

BALANCE, December 31, 2017	$11,152,561	$174,008,753	$21,888,575	$(1,198,049)	$205,851,840

Net income	—	—	11,670,286	—	11,670,286

Other comprehensive loss	—	—	—	(2,467,959)	(2,467,959)

Shares issued to shareholders of TN Bancshares, Inc., net	1,458,981	33,272,941	—	—	34,731,922

Issuance of stock grants and restricted stock	5,947	3,115	—	—	9,062

Exercise of stock options	132,783	1,386,461	—	—	1,519,244

Stock compensation expense	—	327,468	—	—	327,468

BALANCE, September 30, 2018	$12,750,272	$208,998,738	$33,558,861	$(3,666,008)	$251,641,863

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

BALANCE, December 31, 2016	$12,000	$5,896,033	$83,463,051	$16,871,296	$(1,002,240)	$105,240,140

Net income	—	—	—	4,977,007	—	4,977,007

Other comprehensive income	—	—	—	—	628,437	628,437

Issuance of common stock	—	1,840,000	31,094,676	—	—	32,934,676

Issuance of stock grants	—	1,511	30,280	—	—	31,791

Exercise of stock options	—	505,712	4,368,045	—	—	4,873,757

Cash dividends on preferred stock	—	—	—	(195,000)	—	(195,000)

Redemption of preferred stock	(12,000)	—	(11,988,000)	—	—	(12,000,000)

Stock option compensation expense	—	—	96,780	—	—	96,780

BALANCE, September 30, 2017	—	$8,243,256	$107,064,832	$21,653,303	$(373,803)	$136,587,588

The Notes to Consolidated Financial Statements are an integral part of these statements

SMARTFINANICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,670,286	$4,977,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,943,067	1,776,958
Provision for loan losses	1,607,074	340,482
Stock option compensation expense	327,468	96,780
Loss (gains) from redemption and sale of securities	1,200	(143,508)
Accretion on purchased credit impaired loans	(3,776,000)	(2,731,000)
Net gains from sale of loans and other assets	(1,140,027)	(910,250)
Net losses from sale of foreclosed assets	434,299	42,314
Changes in other assets and liabilities:
Accrued interest receivable	(677,883)	(38,985)
Accrued interest payable	227,650	38,172
Other assets and liabilities	5,026,836	2,427,408
Net cash provided by operating activities	16,643,970	5,875,378
CASH FLOWS FROM INVESTING ACTIVITIES, net of acquisitions
Proceeds from sales, maturities, and paydowns of securities available-for-sale	41,545,210	27,070,170
Purchase of securities	(41,803,759)	(12,507,860)
Purchase of bank owned life insurance	—	(10,000,000)
Purchase of restricted investments	(3,840,550)	(452,750)
Net cash and cash equivalents received (paid) in business combination	5,653,304	(1,049,878)
Loan originations and principal collections, net	(79,703,914)	(31,226,948)
Purchase of bank premises and equipment	(1,885,093)	(1,693,323)
Proceeds from sale of foreclosed assets	3,446,448	41,636
Net cash used in investing activities	(76,588,354)	(29,818,953)
CASH FLOWS FROM FINANCING ACTIVITIES, net of acquisitions
Net increase in deposits	65,879,196	26,234,084
Net decrease in securities sold under agreements to repurchase	(7,268,238)	(80,212)
Issuance of common stock	1,528,306	37,840,224
Redemption of preferred stock	—	(12,000,000)
Payment of dividends on preferred stock	—	(195,000)
Net proceeds from subordinated debt	39,158,444	—
Proceeds from Federal Home Loan Bank advances and other borrowings	160,700,028	95,804,205
Repayment of Federal Home Loan Bank advances and other borrowings	(182,976,028)	(108,309,595)
Net cash provided by financing activities	77,021,708	39,293,706
NET INCREASE IN CASH AND CASH EQUIVALENTS	17,077,324	15,350,131
CASH AND CASH EQUIVALENTS, beginning of year	113,026,884	68,748,308
CASH AND CASH EQUIVALENTS, end of period	$130,104,208	$84,098,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$10,002,650	$3,742,255
Cash paid during the period for income taxes	726,000	2,795,584

NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized losses on securities available for sale	$3,254,676	$(1,018,370)
Acquisition of real estate through foreclosure	3,150,763	585,267
Transfer from Bank premises to foreclosed assets	1,289,102	—
Financed sales of foreclosed assets	257,416	—
Change in goodwill due to acquisition	15,790,958	—
The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business:

SmartFinancial, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the “Bank”). The Company provides a variety of financial services to individuals and corporate customers through its offices in Tennessee, Alabama, Florida, and Georgia. The Bank's primary deposit products are noninterest-bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans. On May 22, 2017, the Company along with the Bank entered into an agreement and plan of merger with Capstone Bancshares, Inc., an Alabama corporation and Capstone Bank, an Alabama-chartered commercial bank and wholly owned subsidiary of Capstone Bancshares, Inc. which became effective on November 1, 2017. On December 12, 2017, the Company along with the Bank entered into an agreement and plan of merger with Tennessee Bancshares, Inc., a Tennessee corporation and Southern Community Bank, a Tennessee-chartered commercial bank and wholly owned subsidiary of Tennessee Bancshares which became effective on May 1, 2018.

Interim Financial Information (Unaudited):

The financial information in this report for September 30, 2018 and September 30, 2017 has not been audited. The information included herein should be read in conjunction with the Company’s annual consolidated financial statements and footnotes included in the Company's most recent Annual Report on Form 10-K. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of SmartFinancial’s management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information, Continued

Accounting Changes:

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments as of January 1, 2018 utilizing the modified retrospective approach. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including, deposit related fees, interchange fees, merchant income, and insurance and brokerage commissions. Based on this assessment, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams.

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

Based on our underlying contracts, ASU 2014-09 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions. Previously, such network costs were reported as a component of other noninterest expense. For the three and nine months periods ended September 30, 2018, gross interchange and debit card transaction fees totaled $419 thousand and $1,153 million, respectively while related network costs totaled $275 thousand and$742 thousand, respectively. On a net basis, we reported $144 thousand and $411 thousand as interchange and debit card transaction fees in the accompanying Consolidated Statement of Income for the three and nine months periods ended September  30, 2018.

For the three and nine months periods ended September 30, 2017, we reported interchange and debit card transaction fees totaling $232 thousand and $648 thousand, respectively on a gross basis in the accompanying Consolidated Statement of Income while related network costs totaling $163 thousand and $391 thousand, respectively were reported in other operating expenses included as a component of other noninterest expense.

ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities, ("ASU 2016-01") makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in Accumulated Other Comprehensive Income. ASU 2016-01 became effective for the Company on January 1, 2018 and there was no adjustment to retained earnings. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting this standard. The refined calculation is disclosed Note 6 - Fair Value Disclosures.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information, Continued

Accounting Changes (continued):

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU make more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The amendments will be effective for public companies for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company early adopted this standard in the third quarter of 2018 and subsequently entered into hedging transactions during the three months ended September 30, 2018 which are eligible for hedge accounting as a result of the new standard, as noted in Note 11. Derivative Instruments.

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

In February 2016, the FASB issued guidance that requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability in ASU 2016-2: Leases (Topic 842). For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 including interim periods within those fiscal years. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated balance sheets, along with our regulatory capital ratios. The Company's initial evaluation indicates this accounting change will not have a significant impact on the the Company's consolidated financial statements.

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

In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company expects to elect both transition options. ASU 2018-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

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

Note 2.    Business Combinations

Acquisition of branch from Atlantic Capital Bank, N.A.

On December 8, 2016, the Bank entered into a purchase and assumption agreement with Atlantic Capital Bank, N.A. that provided for the acquisition and assumption by the Bank of certain assets and liabilities associated with Atlantic Capital Bank’s branch office located at 3200 Keith Street NW, Cleveland, Tennessee 37312. The purchase was completed on May 19, 2017 for total cash consideration of $1.2 million. The assets and liabilities as of the effective date of the transaction were recorded at their respective estimated fair values. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. In the periods following the acquisition, the financial statements have included the results attributable to the Cleveland branch purchase beginning on the date of purchase. For the three and nine months period ended September 30, 2018, the revenues attributable to the Cleveland branch were $450 thousand and $1.2 million, respectively. For the three and nine months period ended September 30, 2018, net income attributable to the Cleveland branch was a net income of $217 thousand and net income of $258 thousand, respectively. It is impracticable to determine the pro-forma impact to the 2017 revenues and net income if the acquisition had occurred on January 1, 2017 as the Company does not have access to those records for a single branch.

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

As of September 30, 2018 there have not been any changes to the initial fair values recorded as part of the business combination.

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

Note 2.    Business Combinations, Continued

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

In periods following the merger, the financial statements of the combined entity have included the results attributable to Capstone beginning on the date the merger was completed. In the three and nine month period ended September 30, 2018, the revenues attributable to Capstone were approximately $6.6 million and $21.1 million. In the three and nine month period ended September 30, 2018, the net income attributable to Capstone was approximately $3.4 million and $9.8 million, respectively.

The pro-forma impact to 2017 revenues if the merger had occurred on January 1, 2017 would have been $6.2 million and $18.8 million for the three and nine month period ending September 30, 2017, respectively. The pro-forma impact to 2017 net income if the merger had occurred on January 1, 2017 would have been $237 thousand and $710 thousand for the three and nine month period ending September 30, 2017, respectively. While certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Capstone's provision for credit losses or any adjustments to estimate any additional income that would have been recorded as a result of fair value adjustments for the first nine months of 2017 that may have occurred had the acquired loans been recorded at fair value as of the beginning of 2017. In addition there are no adjustments to reflect any expenses that potentially could have been reduced for the first nine months of 2017 had the merger occurred on January 1, 2017. There were $4.6 million in nonrecurring pro forma adjustments to expense included in the reported proforma revenue and earnings.

The fair value estimates of Capstone’s assets and liabilities recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date. As of September 30, 2018 there was a $11 thousand adjustment to reduce fair values initially recorded as part of the business combination.

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed, and goodwill recognized:

Calculation of Purchase Price
Shares of SMBK common stock issued to Capstone shareholders as of November 1, 2017	2,908,094
Market price of SMBK common stock on November 1, 2017	$23.49
Estimated fair value of SMBK common stock issued (in thousands)	68,311
Estimated fair value of Capstone stock options (in thousands)	1,585
Cash consideration paid (in thousands)	15,826
Total consideration (in thousands)	$85,722

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.    Business Combinations, Continued

Allocation of Purchase Price (in thousands)
Total consideration above	$85,722
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	16,810
Investment securities available-for-sale	51,638
Restricted investments	1,049
Loans	413,012
Premises and equipment	8,668
Bank owned life insurance	10,031
Core deposit intangible	5,530
Other real estate owned	410
Prepaid and other assets	6,360
Deposits	(454,154)
FHLB advances and other borrowings	(4,887)
Payables and other liabilities	(6,803)
Total fair value of net assets acquired	47,664
Goodwill	$38,058

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

Pursuant to the Tennessee Bancshares merger agreement, each outstanding share of Tennessee Bancshares common stock was converted into and cancelled in exchange for 0.8065 shares of SmartFinancial common stock. SmartFinancial issued 1,458,981 shares of SmartFinancial common stock as consideration for the merger. SmartFinancial did not issue fractional shares of its common stock in connection with the merger, but instead paid cash in lieu of fractional shares based on the volume weighted average closing price of SmartFinancial common stock on the Nasdaq Capital Market for the 10 consecutive trading days ending on (and including) April 27, 2018 (calculated as $23.92).

After the merger, shareholders of SmartFinancial owned approximately 89% of the outstanding common stock of the combined entity on a fully diluted basis, after taking into account the exchange ratio.

The merger was effected by the issuance of shares of SmartFinancial stock along with cash consideration to the fractional shareholders of Tennessee Bancshares, Inc. The assets and liabilities of Tennessee Bancshares as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of SmartFinancial. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill from the transaction was $15.8 million, none of which is deductible for income tax purposes.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2.    Business Combinations, Continued

In periods following the Tennessee Bancshares merger, the financial statements of the combined entity will include the results attributable to Southern Community Bank beginning on the date the merger was completed. In the three and nine months period ended September 30, 2018, the revenues attributable to Southern Community Bank were approximately $3.2 million and $5.5 million, respectively. In the three and nine months period ended September 30, 2018, the net income attributable to Southern Community Bank was approximately $1.1 million and $1.9 million, respectively.

The pro-forma impact to 2017 revenues if the merger had occurred on January 1, 2017 would have been $3.7 million and $11.0 million for the three and nine month period ending September 30, 2017, respectively. The pro-forma impact to 2017 net income if the merger had occurred on January 1, 2017 would have been $909 thousand and $2.7 million for the three and nine month period ending September 30, 2017, respectively.

While certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Southern Community Bank's provision for credit losses or any adjustments to estimate any additional income that would have been recorded as a result of fair value adjustments for the first nine months of 2017 that may have occurred had the acquired loans been recorded at fair value as of the beginning of 2017. In addition there are no adjustments to reflect any expenses that potentially could have been reduced for the first nine months of 2017 had the merger occurred on January 1, 2017 . There were $2.0 million nonrecurring pro forma adjustments to expense included in the reported proforma earnings.

The fair value estimates of Tennessee Bancshares assets and liabilities recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date. As of September 30, 2018 there was one adjustment for approximately $51 thousand to fair values initially recorded as part of the business combination.

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed, and goodwill recognized:

Calculation of Purchase Price
Shares of SMBK common stock issued to TN Bancshares shareholders as of May 1, 2018	1,458,981
Market price of SMBK common stock on May 1, 2018	$23.85
Estimated fair value of SMBK common stock issued (in thousands)	34,797
Cash consideration paid	5
Total consideration (in thousands)	$34,802

Allocation of Purchase Price (in thousands)
Total consideration above	$34,802
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	5,723
Investment securities available-for-sale	24,563
Restricted investments	464
Loans	180,490
Premises and equipment	9,470
Core deposit intangible	2,290
Other real estate owned	674
Prepaid and other assets	2,207
Deposits	(202,272)
FHLB advances and other borrowings	(4,000)
Payables and other liabilities	(586)
Total fair value of net assets acquired	19,023
Goodwill	$15,779

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Earnings per share

The following is a summary of the basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income available to common shareholders	$4,323,960	$1,684,869	$11,670,286	$4,782,007
Weighted average common shares outstanding	12,718,861	8,234,783	12,049,151	7,994,661
Effect of dilutive stock options	98,695	85,991	94,687	79,185
Diluted shares	12,817,556	8,320,774	12,143,838	8,073,846
Basic earnings per common share	$0.34	$0.20	$0.97	$0.60
Diluted earnings per common share	$0.34	$0.20	$0.96	$0.59

For the three and nine months ended September 30, 2018 and 2017, the effects of outstanding antidilutive stock options are excluded from the computation of diluted earnings per common share because the exercise price of such options is higher than the market price. There were no antidilutive stock options for the three and nine months ended September 30, 2018. There were 13,166 antidilutive stock options for the three and nine months ended September 30, 2017..

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities

The amortized cost and fair value of securities available-for-sale at September 30, 2018 and December 31, 2017 are summarized as follows (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$29,127	$—	$(1,143)	$27,984
Municipal securities	40,438	4	(829)	39,613
Other debt securities	976	—	(52)	924
Mortgage-backed securities (GSEs)	107,374	168	(3,024)	104,518
	$177,915	$172	$(5,048)	$173,039

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$26,207	$1	$(432)	$25,776
Municipal securities	9,122	28	(147)	9,003
Other debt securities	974	—	(24)	950
Mortgage-backed securities (GSEs)	117,263	136	(1,184)	116,215
	$153,566	$165	$(1,787)	$151,944

At September 30, 2018 and December 31, 2017, securities with a fair value totaling approximately $109.5 million and $97.2 million, respectively were pledged to secure public funds and securities sold under agreements to repurchase.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities, Continued

For the three months ended September 30, 2018, there were no available-for-sale securities sold. For the nine months ended September 30, 2018, a security was called for less than the amortized cost resulting in a realized loss of $1,200. For the three and nine months ended September 30, 2017, there were available-for-sale securities sold with proceeds totaling $12,363,748 which resulted in gross gains realized of $145,288 and gross losses realized of $1,780.

The amortized cost and estimated fair value of securities at September 30, 2018, by contractual maturity for non-mortgage backed securities, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	21,555	20,879
Due from five years to ten years	14,608	13,817
Due after ten years	34,378	33,825
	70,541	68,521
Mortgage-backed securities	107,374	104,518
	$177,915	$173,039

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$14,425	$(575)	$13,559	$(568)	$27,984	$(1,143)
Municipal securities	31,075	(648)	2,559	(181)	33,634	(829)
Other debt securities	—	—	924	(52)	924	(52)
Mortgage-backed securities (GSEs)	49,185	(1,713)	32,074	(1,311)	81,259	(3,024)
	$94,685	$(2,936)	$49,116	$(2,112)	$143,801	$(5,048)

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$1,358	$(1)	$13,420	$(431)	$14,778	$(432)
Municipal securities	3,418	(43)	2,112	(104)	5,530	(147)
Other debt securities	950	(24)	—	—	950	(24)
Mortgage-backed securities (GSEs)	61,332	(407)	35,048	(777)	96,380	(1,184)
	$67,058	$(475)	$50,580	$(1,312)	$117,638	$(1,787)

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Securities, Continued

At September 30, 2018, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

U.S. Government-sponsored enterprises: At September 30, 2018, 8 (or eight) investments in U.S. GSE securities had unrealized losses. These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is more likely than not that the Bank will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at September 30, 2018.

Municipal securities: At September 30, 2018, 32 investments in obligations of municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at September 30, 2018.

Other debt securities: At September 30, 2018, 1 (or one) investment in other debt securities had unrealized losses. The Bank believes the unrealized loss on this investment was caused by the interest rate environment and does not relate to the underlying credit quality of the issuer. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its amortized cost bases, which may be maturity, the Bank does not consider this investment to be other-than temporarily impaired at September 30, 2018.

Mortgage-backed securities: At September 30, 2018, 66 investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem these investments to be other-than-temporarily impaired at September 30, 2018.

Note 5. Loans and Allowance for Loan Losses

Portfolio Segmentation:

At September 30, 2018 and December 31, 2017, loans are summarized as follows (in thousands):

	September 30, 2018			December 31, 2017
	PCI Loans[1]	All Other Loans	Total	PCI Loans[1]	All Other Loans	Total
Commercial real estate	$17,632	$748,454	$766,086	$17,903	$625,085	$642,988
Consumer real estate	5,799	344,623	350,422	7,450	286,007	293,457
Construction and land development	4,372	161,534	165,906	5,120	130,289	135,409
Commercial and industrial	762	289,022	289,784	858	237,229	238,087
Consumer and other	583	12,413	12,996	1,463	11,854	13,317
Total loans	29,148	1,556,046	1,585,194	32,794	1,290,464	1,323,258
Less: Allowance for loan losses	(19)	(7,137)	(7,156)	(16)	(5,844)	(5,860)
Loans, net	$29,129	$1,548,909	$1,578,038	$32,778	$1,284,620	$1,317,398
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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

The allowance for loan losses related to specific loans is based on management's estimate of potential losses on impaired loans as determined by (1) the present value of expected future cash flows; (2) the fair value of collateral if the loan is determined to be collateral dependent; or (3) the loan's observable market price. The Company's homogeneous loan pools include commercial real estate loans, consumer real estate loans, construction and land development loans, commercial and industrial loans, and consumer and other loans. The general allocations to these loan pools are based on the historical loss rates for specific loan types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors.

The qualitative factors considered by management include, among other factors, (1) changes in local and national economic conditions; (2) changes in asset quality; (3) changes in loan portfolio volume; (4) the composition and concentrations of credit; (5) the impact of competition on loan structuring and pricing; (6) the impact of interest rate changes on portfolio risk; and (7) effectiveness of the Company's loan policies, procedures and internal controls. The total allowance established for each homogeneous loan pool represents the product of the historical loss ratio adjusted for qualitative factors and the total dollar amount of the loans in the pool.

The composition of loans by loan classification for impaired and performing loan status at September 30, 2018 and December 31, 2017, is summarized in the tables below (in thousands):

	September 30, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$747,256	$343,265	$160,987	$288,603	$12,345	$1,552,456
Impaired loans	1,198	1,358	547	419	68	3,590
	748,454	344,623	161,534	289,022	12,413	1,556,046
PCI loans	17,632	5,799	4,372	762	583	29,148
Total	$766,086	$350,422	$165,906	$289,784	$12,996	$1,585,194

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$624,638	$284,585	$129,742	$237,016	$11,842	$1,287,823
Impaired loans	447	1,422	547	213	12	2,641
	625,085	286,007	130,289	237,229	11,854	1,290,464
PCI loans	17,903	7,450	5,120	858	1,463	32,794
Total loans	$642,988	$293,457	$135,409	$238,087	$13,317	$1,323,258

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$3,226	$1,511	$709	$1,220	$205	$6,871
PCI loans	19	—	—	—	—	19
Impaired loans	—	87	—	142	37	266
Total	$3,245	$1,598	$709	$1,362	$242	$7,156

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$2,444	$1,340	$521	$890	$204	$5,399
PCI loans	16	—	—	—	—	16
Impaired loans	5	256	—	172	12	445
Total	$2,465	$1,596	$521	$1,062	$216	$5,860

The following tables detail the changes in the allowance for loan losses for the three month period ending September 30, 2018 and September 30, 2017, by loan classification (in thousands):

	September 30, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$3,135	$1,528	$744	$1,367	$300	$7,074
Loans charged off	—	(2)	—	(100)	(156)	(258)
Recoveries of loans charged off	—	5	—	9	22	36
Provision (reallocation) charged to expense	110	67	(35)	86	76	304
Ending balance	$3,245	$1,598	$709	$1,362	$242	$7,156

	September 30, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,489	$1,653	$609	$644	$103	$5,498
Loans charged off	—	(104)	—	(18)	(66)	(188)
Recoveries of charge-offs	2	11	2	23	15	53
Provision (reallocation) charged to expense	52	(145)	(46)	96	73	30
Ending balance	$2,543	$1,415	$565	$745	$125	$5,393

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

The following tables detail the changes in the allowance for loan losses for the nine month period ending September 30, 2018 and year ending December 31, 2017, by loan classification (in thousands):

	September 30, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,465	$1,596	$521	$1,062	$216	$5,860
Loans charged off	(38)	(27)	—	(178)	(257)	(500)
Recoveries of loans charged off	—	55	7	65	62	189
Provision (reallocation) charged to expense	818	(26)	181	413	221	1,607
Ending balance	$3,245	$1,598	$709	$1,362	$242	$7,156

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,369	$1,382	$717	$520	$117	$5,105
Loans charged off	—	(111)	—	(24)	(141)	(276)
Recoveries of charge-offs	8	99	13	67	61	248
Provision (reallocation) charged to expense	88	226	(209)	499	179	783
Ending balance	$2,465	$1,596	$521	$1,062	$216	$5,860

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
Non PCI Loans	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$743,995	$339,665	$160,767	$287,585	$12,199	$1,544,211
Watch	3,833	3,082	61	409	119	7,504
Special mention	—	546	159	632	—	1,337
Substandard	626	1,330	547	387	95	2,985
Doubtful	—	—	—	9	—	9
Total	$748,454	$344,623	$161,534	$289,022	$12,413	$1,556,046

PCI Loans
Pass	$13,897	$3,464	$3,725	$214	$478	$21,778
Watch	1,484	823	647	—	18	2,972
Special mention	1,379	241	—	119	13	1,752
Substandard	872	1,271	—	429	74	2,646
Doubtful	—	—	—	—	—	—
Total	$17,632	$5,799	$4,372	$762	$583	$29,148
Total loans	$766,086	$350,422	$165,906	$289,784	$12,996	$1,585,194

	December 31, 2017
Non PCI Loans	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$616,028	$279,464	$129,359	$233,942	$11,624	$1,270,417
Watch	7,673	2,543	383	3,007	62	13,668
Special mention	1,006	2,627	—	64	155	3,852
Substandard	378	1,159	547	157	—	2,241
Doubtful	—	214	—	59	13	286
Total	$625,085	$286,007	$130,289	$237,229	$11,854	$1,290,464

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

The following tables present the aging of the recorded investment in loans as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	30-60 Days Past Due and Accruing	61-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and NonAccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$341	$222	$301	$—	$864	$17,632	$747,590	$766,086
Consumer real estate	1,071	10	—	936	2,017	5,799	342,606	350,422
Construction and land development	391	424	—	547	1,362	4,372	160,172	165,906
Commercial and industrial	96	314	487	311	1,208	762	287,814	289,784
Consumer and other	118	85	55	49	307	583	12,106	12,996
Total	$2,017	$1,055	$843	$1,843	$5,758	$29,148	$1,550,288	$1,585,194

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Past Due Loans (continued):

	December 31, 2017
	30-60 Days Past Due and Accruing	61-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and NonAccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$517	$—	$728	$128	$1,373	$17,903	$623,712	$642,988
Consumer real estate	769	194	33	991	1,987	7,450	284,020	293,457
Construction and land development	65	—	326	547	938	5,120	129,351	135,409
Commercial and industrial	86	200	131	85	502	858	236,727	238,087
Consumer and other	109	56	291	13	469	1,463	11,385	13,317
Total	$1,546	$450	$1,509	$1,764	$5,269	$32,794	$1,285,195	$1,323,258

Impaired Loans:

The following is an analysis of the impaired loan portfolio, including PCI loans, detailing the related allowance recorded as of September 30, 2018 and December 31, 2017 (in thousands):

				For the nine months ended
	At September 30, 2018			September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$1,198	$1,211	$—	$802	$27
Consumer real estate	981	992	—	769	22
Construction and land development	547	547	—	547	—
Commercial and industrial	72	73	—	62	5
Consumer and other	15	14	—	8	1
	2,813	2,837	—	2,188	55
Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	6	—
Consumer real estate	376	388	87	576	13
Construction and land development	—	—	—	—	—
Commercial and industrial	348	354	142	280	10
Consumer and other	53	57	37	68	3
	777	799	266	930	26
PCI loans:
Commercial real estate	30	127	19	11	3
Total impaired loans	$3,620	$3,763	$285	$3,129	$84

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

Troubled Debt Restructurings:

At September 30, 2018 and December 31, 2017, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Troubled Debt Restructurings (continued):

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of September 30, 2018 and December 31, 2017, management had approximately, $693 thousand and $41 thousand, respectively, in loans that met the criteria for restructured, none of which were on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

There was one commercial real estate loan for approximately $622 thousand and one consumer real estate loan for approximately $34 thousand modified as troubled debt restructurings during the nine month period ended September 30, 2018. There were no loans that were modified as troubled debt restructurings during the twelve month period ended December 31, 2017. There were no loans that were modified as troubled debt restructurings during the past three months and for which there was a subsequent payment default.

Foreclosure Proceedings and Balances:

As of September 30, 2018 the Company had $425 thousand in residential real estate included in foreclosed assets and there were no consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure.

Purchased Credit Impaired Loans:

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of is as follows (in thousands):

	September 30, 2018	December 31, 2017
Commercial real estate	$24,790	$23,366
Consumer real estate	8,401	10,764
Construction and land development	5,473	6,285
Commercial and industrial	2,851	1,452
Consumer and other	892	1,710
Total loans	42,407	43,577
Less remaining purchase discount	(13,259)	(10,783)
Total loans, net of purchase discount	29,148	32,794
Less: Allowance for loan losses	(19)	(16)
Carrying amount, net of allowance	$29,129	$32,778

Activity related to the accretable yield on loans acquired with deteriorated credit quality is as follows for the three and nine months period ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Accretable yield, beginning of period	$7,206	$8,475	$9,287	$8,950
Additions	—	—	1,292	—
Accretion income	(746)	(1,061)	(3,776)	(2,731)
Reclassification to accretable	2,516	134	2,898	743
Other changes, net	243	460	(482)	1,046
Accretable yield	$9,219	$8,008	$9,219	$8,008

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses, Continued

Purchased Credit Impaired Loans (continued):

Purchased credit impaired loans acquired from Southern Community Bank during the three and nine month period ended September 30, 2018 for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

Three and Nine Months Ended September 30,
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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at September 30, 2018 is as follows:

Commitments to extend credit	$304.2	million
Standby letters of credit	$10.6	million
Various legal claims also arise from time to time in the normal course of business. In the opinion of management, the resolution of claims outstanding at September 30, 2018 will not have a material effect on the Company's consolidated financial statements.

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

Federal Home Loan Bank ("FHLB") Advances, Subordinated Debt and Other Borrowings: The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements, and are considered Level 2 inputs. The carrying value of FHLB floating rate borrowings and floating rate other borrowings and subordinated debt approximates their fair value and are considered Level 1 inputs. The fair value of the subordinated debt borrowings are estimated using discounted cash flows and are considered Level 3 inputs

Commitments to Extend Credit and Standby Letters of Credit: Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure.

Measurements of Fair Value:

Assets and liabilities recorded at fair value on a recurring basis are as follows (in thousands):

	Balance as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$27,984	$—	$27,984	$—
Mortgage-backed securities	104,518	—	104,518	—
Other debt securities	924	—	924	—
Municipal securities	39,613	—	39,613	—
Total securities available-for-sale	$173,039	$—	$173,039	$—

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

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Balance as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$522	$—	$—	$522
Foreclosed assets	4,230	—	—	4,230

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$769	$—	$—	$769
Foreclosed assets	3,254	—	—	3,254

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Fair Value Disclosures, Continued

Assets Measured at Fair Value on a Nonrecurring Basis (continued):

For Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017, the significant unobservable inputs used in the fair value measurements are presented below (in thousands).

	Balance as of September 30, 2018	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$522	Appraisal and Cashflow	Appraisal and Cashflow Discounts	35%
Foreclosed assets	4,230	Appraisal	Appraisal Discounts	12%

	Balance as of December 31, 2017	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$769	Appraisal	Appraisal Discounts	36%
Foreclosed assets	3,254	Appraisal	Appraisal Discounts	18%

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Fair Value Disclosures, Continued

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3		Estimated Fair Value
Assets:
Cash and cash equivalents	$130,104	130,104	—	—		$130,104
Securities available-for-sale	173,039	—	173,039	—		173,039
Restricted investments	10,736	N/A	N/A	N/A		N/A
Loans, net	1,578,038	—	—	1,576,607		1,576,607

Liabilities:
Noninterest-bearing demand deposits	301,197	—	301,197	—		301,197
Interest-bearing demand deposits	267,146	—	267,146	—		267,146
Money Market and Savings deposits	570,172	—	570,172	—		570,172
Time deposits	568,796	—	570,407	—		570,407
Securities sold under agreements to repurchase	16,786	—	16,786	—		16,786
Federal Home Loan Bank advances and other borrowings	25,324	—	25,324	—		25,324
Subordinated debt	39,158	—	—	39,201	39,158	39,201

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Note 9.    Related Party Transactions

On March 1, 2018, two directors agreed to purchase from the Bank 21,250 shares of the Company's stock for the closing market price of $21.70 per share. The shares were held by the Bank as collateral on a past due loan with an unrelated borrower. Steven B. Tucker purchased 6,250 shares and W. Miller Welborn purchased 15,000 shares for the benefit of a trust.

Note 10.     Subsequent Events

On June 27, 2018, the Company entered into an agreement and plan of merger with Foothills Bancorp, Inc. ("Foothills Bancorp"), a Tennessee corporation and Foothills Bank and Trust, a Tennessee-chartered commercial bank and wholly owned subsidiary of Foothills Bancorp .
Under the terms of the merger agreement, at the effective time of the merger, each outstanding share of Foothills Bancorp common stock will be converted into the right to receive $1.75 in cash and 0.666 shares of SmartFinancial common stock, (the "Stock Consideration"). As of October 31, 2018, Foothills Bancorp had 1,776,925 shares of common stock outstanding.

On November 1, 2018, the merger was complete and the Company paid $3,110,603 in cash and issued 1,183,232 shares of SmartFinancial common stock to Foothills Bancorp shareholders.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11.     Derivatives

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current period earnings.

Derivatives designated as fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to LIBOR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. The Company has elected early adoption of FASB ASU 2017-12, which allows such partial term hedge designations.

On September 14, 2018, the Company entered into eight swap transactions with a notional amount of $25 million designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities.
A summary of the Company's fair value hedge relationships as of September 30, 2018 are as follows (in thousands):

					September 30, 2018
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
Asset derivatives
Interest rate swap agreements - securities	Other assets	9.59	3.10%	3 month LIBOR	$11,000	$14

Liability derivatives
Interest rate swap agreements - securities	Other assets	9.63	3.13%	3 month LIBOR	$14,000	-$21

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11.     Derivatives (continued):

There were no fair value hedge relationships as of December 31, 2017.

The effects of the Company's fair value hedge relationships on the income statement during the three and nine months ended September 30, 2018 were as follows (in thousands):

Nine Months Ended September 30, 2018
Interest Income
Total amount of income and expense line items presented in the consolidated statements of income	$65,439

Gain (loss) on fair value hedging relationship
Interest rate swap agreements - securities:
Hedged items	(7)
Derivative designated as hedging instruments	7

Three Months Ended September 30, 2018
Interest Income
Total amount of income and expense line items presented in the consolidated statements of income	$23,068

Gain (loss) on fair value hedging relationship
Interest rate swap agreements - securities:
Hedged items	(7)
Derivative designated as hedging instruments	7

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at September 30, 2018 which includes a $3 million security purchased but in the process of settling after September 30, 2018:

	Carrying Amount of the Hedged Assets (in thousands)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	September 30, 2018	September 30, 2018

Securities available-for-sale	$27,639	$7

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12.     Subordinated debt

On September 28, 2018, the Company completed an offering of $40 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2028 (the “Notes”) to certain institutional accredited investors. The Company used the net proceeds of the offering to repay the outstanding balance on the Company’s existing revolving line of credit to Capstar Bank in the amount of $15,000,000. The additional proceeds were used to pay the cash consideration to holders of Foothills Bancorp, Inc. common stock and holders of options to purchase Foothills Bancorp, Inc. common stock in connection with the Company’s acquisition of Foothills Bancorp, Inc., and for other general corporate purposes, including improving the Company’s and the Bank’s liquidity position.

The Notes will initially bear interest at a rate of 5.625% per annum from and including September 28, 2018, to but excluding October 2, 2023, with interest during this period payable semi-annually in arrears. From and including October 2, 2023, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month LIBOR, or an alternative rate determined in accordance with the terms of the Notes if three-month LIBOR cannot be determined, plus 255 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company, in whole or in part, on or after October 2, 2023, and at any time, in whole but not in part, upon the occurrence of certain events. The Notes have been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes.

The Notes debt issuance costs totaled $841,556 and will be amortized through the Notes' maturity date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the "Bank"). The Company provides a variety of financial services to individuals and corporate customers through its offices in Tennessee, Alabama, Florida, and Georgia. The Bank's primary deposit products are noninterest-bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the third quarter and the first nine months of 2018:

•
Net income available to common shareholders totaled $4.3 million and $11.7 million, during the third quarter and the first nine months of 2018, respectively, compared to $1.7 million and $4.8 million for the same periods in 2017.

•	Earnings per diluted common share was $0.34 and $0.96 during the third quarter and the first nine months of 2018, respectively, compared to $0.20 and $0.59 for the same periods in 2017.

•	Annualized return on average assets was 0.85 percent third quarter of 2018 and 0.82 percent for first nine months of 2018.

•	Yield on earning assets, taxable equivalent, of 5.03 percent, an increase of 0.33 percentage points from a year ago.

•	Noninterest expense to average assets of 2.90 percent, a decrease of 0.44 percentage points from a year ago.

•	Completed subordinated debt offering of $40 million during the quarter.

Analysis of Results of Operations

Third quarter of 2018 compared to 2017

Net income was $4.3 million in the third quarter of 2018, which increased from $1.7 million in the third quarter of 2017. Net income available to common shareholders was $4.3 million, or $0.34 per diluted common share, in the third quarter of 2018, compared to $1.7 million, or $0.20 per diluted common share, in the third quarter of 2017. Net interest income to average assets of 3.70 percent in the third quarter of 2018 decreased from 3.81 percent in the third quarter of 2017 as a result of increases in the cost of interest-bearing liabilities compared to the prior year. Noninterest income to average assets of 0.36 percent decreased from 0.43 percent in the third quarter of 2017. Noninterest expense to average assets decreased from 3.34 percent in the third quarter of 2017 to 2.90 percent in third quarter of 2018.

First nine months of 2018 compared to 2017

Net income was $11.7 million for the first nine months of 2018, which increased from $5.0 million for the first nine months of 2017. Net income available to common shareholders was $11.7 million, or $0.96 per diluted common share, for the first nine months of 2018, compared to $4.8 million, or $0.59 per diluted common share, for the first nine months of 2017. Net interest income to average assets of 3.90 percent for the first nine months of 2018 increased from 3.81 percent for the first nine months of 2017 as the average earning asset balances and yields increased compared to the prior year. Noninterest income to average assets of 0.36 percent decreased from 0.42 percent for the first nine months of 2017. Noninterest expense to average assets decreased from 3.27 percent for the first nine months of 2017 to 3.06 percent for the first nine months of 2018.

Net Interest Income and Yield Analysis

Third quarter of 2018 compared to 2017

Net interest income, taxable equivalent, improved to $18.9 million in the third quarter of 2018 from $10.9 million in the third quarter of 2017. The increase in net interest income was primarily due to increases in average balances and yields of the loan and securities portfolios. Average earning assets increased from $1.0 billion in the third quarter of 2017 to $1.8 billion in the third quarter of 2018 primarily as a result of the mergers in the fourth quarter of 2017 and the second quarter of 2018. Over this period, average loan balances increased by $708.9 million, average interest-bearing deposits increased by $624.1 million, and average noninterest-bearing deposits increased $127.0 million. Net interest income to average assets of 3.70 percent for the third quarter in 2018 decreased from 3.81 percent during the same period in 2017. Net interest margin, taxable equivalent, was 4.11 percent in the quarter, compared to 4.26 percent a year ago as a result of of increases in the cost of interest-bearing liabilities. The yield on earning assets increased from 4.80 percent a year ago to 5.03 percent in the quarter due to higher loan balances and higher yields on loans and securities.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$1,577,222	$21,573	5.43%	$868,357	$11,496	5.25%
Investment securities and interest-bearing due from banks (2)	232,041	1,361	2.33%	165,205	757	2.11%
Federal funds and other	13,033	170	5.17%	9,290	86	3.67%
Total interest-earning assets	1,822,296	23,104	5.03%	1,042,852	12,339	4.80%
Noninterest-earning assets	198,215			95,600
Total assets	$2,020,511			$1,138,452

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$239,220	$283	0.47%	$153,838	$118	0.30%
Money market and savings deposits	615,334	1,595	1.03%	329,933	519	0.62%
Time deposits	564,945	2,090	1.47%	311,668	736	0.94%
Total interest-bearing deposits	1,419,499	3,968	1.11%	795,439	1,373	0.68%
Securities sold under agreement to repurchase	17,694	12	0.27%	20,589	15	0.29%
Federal Home Loan Bank advances and other borrowings	17,719	228	5.11%	381	5	5.21%
Total interest-bearing liabilities	1,454,912	4,208	1.15%	816,409	1,393	0.68%
Noninterest-bearing deposits	307,007			179,968
Other liabilities	8,529			5,978
Total liabilities	1,770,448			1,002,355
Shareholders’ equity	250,063			136,097
Total liabilities and shareholders’ equity	$2,020,511			$1,138,452

Net interest income, taxable equivalent		$18,896			$10,946
Interest rate spread (3)			3.88%			4.12%
Tax equivalent net interest margin (4)			4.11%			4.26%

Percentage of average interest-earning assets to average interest-bearing liabilities			125.25%			127.74%
Percentage of average equity to average assets			12.38%			11.95%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $700 thousand and $594 thousand for the quarters ended September 30, 2018 and 2017, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $2 thousand for the period ended September 30, 2018 and $5 thousand for the period ended September 30, 2017.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $35 thousand for the period ended September 30, 2018 and $16 thousand for the period ended September 30, 2017.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

First nine months of 2018 compared to 2017

Net interest income, taxable equivalent, improved to $55.3 million for the first nine months of 2018 from $31.1 million for the first nine months of 2017. The increase in net interest income was primarily due to increases in average balances and yields of the loan and securities portfolios. Average earning assets increased from $1.0 billion for the first nine months of 2017 to $1.7 billion for the first nine months of 2018, primarily as a result of the mergers in the second half of 2017 and the first half of 2018. Over this period, average loan balances increased by $639.7 million, average interest-bearing deposits increased by $569.7 million and average noninterest-bearing deposits increased $111.7 million. Net interest income to average assets of 3.90 percent for the first nine months of 2018 increased from 3.81 percent during the same period in 2017. Net interest margin, taxable equivalent, was 4.34 percent in for the first nine months of 2018, compared to 4.13 percent a year ago as result of increases in yields on earning assets. The yield on earning assets increased from 4.63 percent a year ago to 5.14 percent for the first nine months of 2018 due to higher loan balances and higher yields on loans and securities.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$1,478,097	$61,457	5.56%	$838,389	$32,468	5.18%
Investment securities and interest-bearing due from banks (2)	215,953	3,638	2.25%	161,042	2,141	1.78%
Federal funds and other	10,371	414	5.34%	6,963	237	4.55%
Total interest-earning assets	1,704,421	65,509	5.14%	1,006,394	34,846	4.63%
Noninterest-earning assets	189,873			81,239
Total assets	$1,894,294			$1,087,633

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$244,386	$868	0.47%	$156,473	$326	0.28%
Money market and savings deposits	579,920	3,883	0.90%	302,185	1,271	0.56%
Time deposits	510,421	4,857	1.27%	306,399	2,115	0.92%
Total interest-bearing deposits	1,334,727	9,608	0.96%	765,057	3,712	0.65%
Securities sold under agreement to repurchase	16,513	35	0.28%	19,732	47	0.32%
Federal Home Loan Bank advances and other borrowings	22,352	587	3.51%	3,744	31	1.11%
Total interest-bearing liabilities	1,373,592	10,230	1.00%	788,533	3,790	0.64%
Noninterest-bearing deposits	274,202			162,525
Other liabilities	11,376			3,744
Total liabilities	1,659,170			954,802
Shareholders’ equity	235,124			132,831
Total liabilities and shareholders’ equity	$1,894,294			$1,087,633

Net interest income, taxable equivalent		$55,279			$31,056
Interest rate spread (3)			4.14%			3.99%
Tax equivalent net interest margin (4)			4.34%			4.13%

Percentage of average interest-earning assets to average interest-bearing liabilities			124.08%			127.63%
Percentage of average equity to average assets			12.41%			12.21%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $1.3 million and $1.2 million for the quarters ended September 30, 2018 and 2017, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $5 thousand for the period ended September 30, 2018 and $7 thousand for the period ended September 30, 2017.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $65 thousand for the period ended September 30, 2018 and $32 thousand for the period ended September 30, 2017.

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

Third quarter of 2018 compared to 2017

Net interest income, taxable equivalent, increased by $7.9 million between the quarters ended September 30, 2018 and 2017. The following is an analysis of the changes in net interest income comparing the changes attributable attributable to rates and those attributable to volumes (in thousands):

	Three Months Ended September 30,
	2018	Compared to	2017
	Increase (decrease) due to
	Rate	Volume	Net
Interest-earning assets:
Loans (1)	$697	$9,380	$10,077
Investment securities and interest-bearing due from banks (2)	249	355	604
Federal funds and other	49	35	84
Total interest-earning assets	995	9,770	10,765

Interest-bearing liabilities:
Interest-bearing demand deposits	100	65	165
Money market and savings deposits	630	446	1,076
Time deposits	754	600	1,354
Total interest-bearing deposits	1,484	1,111	2,595
Securities sold under agreement to repurchase	(1)	(2)	(3)
Federal Home Loan Bank advances and other borrowings	(5)	228	223
Total interest-bearing liabilities	1,478	1,337	2,815
Net interest income	$(483)	$8,433	$7,950

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $700 thousand and $594 thousand for the quarters ended September 30, 2018 and 2017, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $2 thousand for the period ended September 30, 2018 and $5 thousand for the period ended September 30, 2017.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $35 thousand for the period ended September 30, 2018 and $16 thousand for the period ended September 30, 2017.

First nine months of 2018 compared to 2017

Net interest income, taxable equivalent, increased by $24.2 million between the first nine months of September 30, 2018 from the same period in 2017. The following is an analysis of the changes in net interest income comparing the changes attributable attributable to rates and those attributable to volumes (in thousands):

	Nine Months Ended September 30,
	2018	Compared to	2017
	Increase (decrease) due to
	Rate	Volume	Net
Interest-earning assets:
Loans (1)	$4,204	$24,785	$28,989
Investment securities and interest-bearing due from banks (2)	766	731	1,497
Federal funds and other	61	116	177
Total interest-earning assets	5,031	25,632	30,663

Interest-bearing liabilities:
Interest-bearing demand deposits	358	184	542
Money market and savings deposits	1,449	1,163	2,612
Time deposits	1,338	1,404	2,742
Total interest-bearing deposits	3,145	2,751	5,896
Securities sold under agreement to repurchase	(4)	(8)	(12)
Federal Home Loan Bank advances and other borrowings	402	154	556
Total interest-bearing liabilities	3,543	2,897	6,440
Net interest income	$1,488	$22,735	$24,223

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $1.3 million and $1.2 million for the quarters ended September 30, 2018 and 2017, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $5 thousand for the period ended September 30, 2018 and $7 thousand for the period ended September 30, 2017.

(1)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017, respectively. The taxable-equivalent adjustment was $65 thousand for the period ended September 30, 2018 and $32 thousand for the period ended September 30, 2017.

Noninterest Income

Third quarter of 2018 compared to 2017

Noninterest income totaled $1.8 million in the third quarter of 2018, compared to $1.2 million in the third quarter of 2017. Noninterest income to average assets of 0.36 percent for the quarter decreased from 0.43 percent in 2017. Noninterest income increased due to increases in customer service fees as a result of greater deposit account volumes from the mergers in the second half of 2017 and first half of 2018, increases in the volume of loans sold, and higher other noninterest income primarily from company owned life insurance and investment commissions. Interchange and debit card transaction fees in 2018 are net of associated fees, due to a change in accounting standards which is detailed in Note 1.

	Three months ended September 30,
(Dollars in thousands)	2018	2017
Customer service fees	$623	$294
Gain (loss) on sale of securities, net	—	144
Gain on sale of loans and other assets	494	224
Gain on sale of foreclosed assets	—	—
Interchange and debit card transaction fees	144	233
Other noninterest income	570	352
Total noninterest income	$1,831	$1,247

First nine months of 2018 compared to 2017

Noninterest income totaled $4.9 million first nine months of 2018, compared to $3.45 million first nine months of 2017. Noninterest income to average assets of 0.35 percent for the period decreased from 0.42 percent in 2017. Noninterest income increased due to increases in customer service fees as a result of greater deposit account volumes from the mergers in the second half of 2017 and first half of 2018, increases in the volume of loans sold, higher other noninterest income primarily from company owned life insurance and investment commissions. Interchange and debit card transaction fees in 2018 are net of associated fees, due to a change in accounting standards which is detailed in Note 1.

	Nine months ended
(Dollars in thousands)	2018	2017
Customer service fees	$1,753	$850
Gain (loss) on sale of securities, net	(1)	144
Gain on sale of loans and other assets	1,140	910
Gain on sale of foreclosed assets	—	—
Interchange and debit card transaction fees	411	648
Other noninterest income	1,601	895
Total noninterest income	$4,904	$3,446

Noninterest Expense

Third quarter of 2018 compared to 2017

Noninterest expense totaled $14.8 million in the third quarter of 2018 compared to $9.6 million in the third quarter of 2017. Noninterest expense to average assets decreased from 3.34 percent a year ago to 2.90 percent in the quarter. The increase in noninterest expense compared to the prior year was primarily due to the acquisition of Capstone and Tennessee Bancshares which resulted in higher salary and employee benefit expenses, higher occupancy expenses, higher depository expense, and merger expenses of $838 thousand for the third quarter of 2018.

	Three months ended September 30,
(Dollars in thousands)	2018	2017
Salaries and employee benefits	$7,934	$5,035
Net occupancy and equipment expense	1,638	1,114
Depository insurance	158	102
Sale of foreclosed assets and related expense, net	79	47
Advertising	228	177
Data processing	407	483
Professional services	922	472
Amortization of intangible assets	248	78
Service contracts	507	363
Merger expenses	838	303
Other operating expenses	1,800	1,400
Total noninterest expense	$14,759	$9,574

First nine months of 2018 compared to 2017

Noninterest expense totaled $43.3 million first nine months of 2018 compared to $26.6 million for the first nine months of 2017. Noninterest expense to average assets decreased from 3.27 percent a year ago to 3.06 percent in the quarter. The increase in noninterest expense compared to the prior year was primarily due to the acquisition of Capstone and Tennessee Bancshares which resulted in higher salary and employee benefit expenses, higher occupancy expenses, higher data processing expenses, higher depository expense, and merger expenses of $2.5 million for first nine months of 2018.

	Nine months ended September 30,
(Dollars in thousands)	2018	2017
Salaries and employee benefits	$22,759	$14,472
Net occupancy and equipment expense	4,694	3,055
Depository insurance	577	316
Sale of foreclosed assets and related expense, net	508	73
Advertising	627	471
Data processing	1,534	1,292
Professional services	2,739	1,483
Amortization of intangible assets	664	192
Service contracts	1,477	972
Merger expenses	2,458	723
Other operating expenses	5,258	3,516
Total noninterest expense	$43,295	$26,564

Taxes

Third quarter of 2018 compared to 2017

In the third quarter of 2018 income tax expense totaled $1.3 million compared to $882 thousand a year ago. The effective tax rate was approximately 34.4 percent a year ago compared to approximately 23.2 percent in the third quarter of 2018, which decreased primarily due to the Tax Cuts and Jobs Act which resulted in a lower federal tax rate for corporations.

First nine months of 2018 compared to 2017

In the first nine months of 2018 income tax expense totaled $3.5 million compared to $2.6 million a year ago. The effective tax rate was approximately 33.9 percent a year ago compared to approximately 23.3 percent in the first nine months of 2018 primarily due to the Tax Cuts and Jobs Act which resulted in a lower federal tax rate for corporations.

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $1.6 billion at September 30, 2018 compared to $1.3 billion at December 31, 2017. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential fixed rate mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic net loans increased by $255.2 million, or 32.2 percent, from December 31, 2017, to $1.0 billion at September 30, 2018 with approximately 62.3 percent of the growth from new organic loans and the remainder from purchased non-credit impaired loans which renewed and transfered to the originated portfolio. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed since purchase.

Purchased Loans

Purchased non-credit impaired loans of $499.9 million at September 30, 2018 increased from $490.9 million at December 31, 2017 as a result of the Tennessee Bancshares acquisition. Since December 31, 2017, our net purchased credit impaired (“PCI”) loans decreased by $3.6 million to $29.1 million at September 30, 2018. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or our future acquisition activity.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	September 30, 2018
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$501,808	$246,646	$17,632	$766,086	48.3%
Consumer real estate-mortgage	206,505	138,118	5,799	350,422	22.1%
Construction and land development	127,455	34,079	4,372	165,906	10.5%
Commercial and industrial	212,348	76,674	762	289,784	18.3%
Consumer and other	8,005	4,408	583	12,996	0.8%
Total gross loans receivable, net of deferred fees	1,056,121	499,925	29,148	1,585,194	100.0%
Allowance for loan losses	(7,137)	—	(19)	(7,156)
Total loans, net	$1,048,984	$499,925	$29,129	$1,578,038

	December 31, 2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$387,313	$237,772	$17,903	$642,988	48.6%
Consumer real estate-mortgage	173,988	112,019	7,450	293,457	22.2%
Construction and land development	97,116	33,173	5,120	135,409	10.2%
Commercial and industrial	135,271	101,958	858	238,087	18.0%
Consumer and other	5,925	5,929	1,463	13,317	1.0%
Total gross loans receivable, net of deferred fees	799,613	490,851	32,794	1,323,258	100.0%
Allowance for loan losses	(5,844)	—	(16)	(5,860)
Total loans, net	$793,769	$490,851	$32,778	$1,317,398

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year (in thousands).

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$102,770	$378,193	$285,123	$766,086	$446,806	$216,510
Consumer real estate-mortgage	37,592	134,192	178,638	350,422	128,274	184,556
Construction and land development	66,684	65,137	34,085	165,906	47,028	52,194
Commercial and industrial	98,749	123,192	67,842	289,784	149,709	41,325
Consumer and other	4,976	7,277	742	12,996	6,790	1,229
Total Loans	$310,771	$707,991	$566,430	$1,585,194	$778,607	$495,814

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.17 percent as of September 30, 2018, which decreased from 0.25 percent as of December 31, 2017. Total nonperforming assets as a percentage of total assets as of September 30, 2018 totaled 0.34 percent compared to 0.38 percent as of December 31, 2017. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless the pools are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets for the periods presented (dollars in thousands).

	September 30, 2018	December 31, 2017
Nonaccrual loans	$1,843	$1,764
Accruing loans past due 90 days or more (1)	843	1,509
Total nonperforming loans	2,686	3,273
Foreclosed assets	4,230	3,254
Total nonperforming assets	$6,916	$6,527

Restructured loans not included above	$693	$41
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At September 30, 2018 potential problem loans amounted to approximately $1.6 million or 0.10 percent of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of September 30, 2018 and December 31, 2017, our allowance for loan losses was $7.2 million and $5.9 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in 2018 as compared to 2017 is the result of increases in the organic loan portfolio. Our allowance for loan loss as a percentage of total loans has increased from 0.44 percent at December 31, 2017 to 0.45 percent at September 30, 2018.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. As of September 30, 2018 the balance on PCI loans was $42.4 million while the carrying value was $29.1 million. These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount to determine if additional provisioning should be recognized. At September 30, 2018, there were $19 thousand of allowances on PCI loans.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans as of September 30, 2018 and December 31, 2017 and the percentage of loans in each category to total loans (in thousands):

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$3,245	45.4%	$2,465	42.1%
Consumer real estate-mortgage	1,598	22.3%	1,596	27.2%
Construction and land development	709	9.9%	521	8.9%
Commercial and industrial	1,362	19.0%	1,062	18.1%
Consumer and other	242	3.4%	216	3.7%
Total allowance for loan losses	$7,156	100.0%	$5,860	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired, non PCI, loans were approximately $445 thousand at December 31, 2017 compared to $266 thousand at September 30, 2018.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods ended September 30, 2018 and December 31, 2017 including the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	Nine Months Ended	Twelve Months Ended
	September 30, 2018	December 31, 2017
Balance at beginning of period	$5,860	$5,105
Provision for loan losses	1,607	783
Charged-off loans:
Commercial real estate-mortgage	(38)	—
Consumer real estate-mortgage	(27)	(111)
Construction and land development	—	—
Commercial and industrial	(178)	(24)
Consumer and other	(257)	(141)
Total charged-off loans	(500)	(276)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	—	8
Consumer real estate-mortgage	55	99
Construction and land development	7	13
Commercial and industrial	65	67
Consumer and other	62	61
Total recoveries of previously charged-off loans	189	248
Net charge-offs	(311)	(28)
Balance at end of period	$7,156	$5,860

Ratio of allowance for loan losses to total loans outstanding at end of period	0.45%	0.44%
Ratio of net charge-offs (recoveries) to average loans outstanding for the period (annualized)	0.03%	—%

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

Investment Portfolio

Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to fair values of $173.0 million and $151.9 million at September 30, 2018 and December 31, 2017, respectively. Our investments to assets ratio decreased slightly from 8.8 percent at December 31, 2017 to 8.4 percent at September 30, 2018. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the amortized cost of the Company’s investment securities. In the periods ended September 30, 2018 and December 31, 2017 all investment securities were classified as available for sale (in thousands).

	September 30, 2018	December 31, 2017
U.S. Government agencies	$29,127	$26,207
State and political subdivisions	40,438	9,122
Other debt securities	976	974
Mortgage-backed securities	107,374	117,263
Total securities	$177,915	$153,566

The following table presents the contractual maturity of investment securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at September 30, 2018 (in thousands).  The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
U.S. Government agencies	$—	$21,000	$8,127	$—	$29,127
State and political subdivisions	—	554	5,508	34,376	40,438
Other debt securities	—	—	976	—	976
Mortgage-backed securities	—	10,340	20,007	77,027	107,374
Total securities available for sale	$—	$31,894	$34,618	$111,403	$177,915
Weighted average yield (1)	—%	1.85%	2.26%	3.19%	2.68%
(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2018, brokered deposits represented approximately 11.7 percent of total deposits.

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three and nine months ended September 30, 2018 was 1.11 percent and 0.96 percent, respectively, compared to 0.68 percent and 0.65 percent for the same periods in 2017. The increase in the costs were due to changes in deposit mix and higher rates on interest-bearing deposit accounts.

Total deposits as of September 30, 2018 were $1.7 billion, which was an increase of $268.7 million from December 31, 2017. As of September 30, 2018 the Company had outstanding time deposits under $100,000 with balances of $132.6 million and time deposits over $100,000 with balances of $436.2 million.

The following table summarizes the maturities of time deposits $100,000 or more as of September 30, 2018 (in thousands).

September 30, 2018
Three months or less	$44,693
Three to six months	73,128
Six to twelve months	128,288
More than twelve months	190,132
Total	$436,241

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Short-term borrowings totaled $24.8 million at September 30, 2018 and $33.6 million at December 31, 2017, and consisted entirely of federal funds purchased. Long-term debt totaled $39.2 million at September 30, 2018 and consisting of $40 million in subordinated debt and $800 thousand in amortized offering costs. The debt has a maturity of October 2, 2028 and may be called after five years. The coupon rate of the debt 5.625 percent for the first five years and a floating rate of Libor plus 2.55 percent for the final five years. Long-term debt totaled $10.0 million December 31, 2017 and consisted of one line of credit that matures in 2022 and paid down to $0 as of September 30, 2018 .

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At September 30, 2018 and December 31, 2017, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

Liquidity and Off-Balance Sheet Arrangements

At September 30, 2018, we had $304.2 million of pre-approved but unused lines of credit and $10.6 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

Interest Rate Sensitivity

Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. The primary measurements we use to help us manage interest rate sensitivity are an earnings simulation model and an economic value of equity model. As of September 30, 2018, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 3.05 percent and 4.77 percent, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 6.94 percent relative to the current financial statement structure over the next twelve months. We do not believe there have been any material changes to the Company’s interest rate sensitivity from September 30, 2018 to the period ended September 30, 2018.

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

The Company has $0 thousand of investments that mature throughout the next 12 months. The Company also anticipates $14.0 million of principal payments from mortgage-backed securities. The Company also has unused borrowing capacity available with the Federal Home Loan Bank of Cincinatti, the Federal Reserve, and several correspondent banks. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required for a Smaller Reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to SmartFinancial (including its consolidated subsidiaries) required to be included in SmartFinancial’s periodic filings under the Exchange Act.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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
.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits

3.1	Second Amended and Restated Charter of SmartFinancial, Inc
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc
4.1	Specimen Common Stock Certificate
4.2	Form of 5.625% Fixed-to-Floating Subordinated Note due October 2, 2028 (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 1, 2018)
10.1	Form of Subordinated Note Purchase Agreement dated September 28, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2018)
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002
101	Interactive Data Files

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartFinancial, Inc.

Date:	November 9, 2018	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	November 9, 2018	/s/ Christopher Bryan Johnson
Christopher Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)