Form 10-K
period 2018-12-31
SMARTFINANCIAL INC.
filed 2019-03-18
CIK 1038773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________________

FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
Common Stock, $1.00 Par Value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If emerging growth company, indicate by check market if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

As of June 30, 2018, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $294.2 million. As of March 6, 2019, there were 13,946,283 shares outstanding of the registrant’s common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2019, are incorporated by reference in Part III of this Form 10-K.

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

•
expected revenue synergies and cost savings from our recently completed acquisition of Foothills Bancorp, Inc. (“Foothills”) and the proposed acquisition of Entegra Financial (“Entegra”) may not be fully realized or may take longer than anticipated to be realized;

•	disruption from these merger with customers, suppliers or employees or other business partners’ relationships;

•	the risk of successful integration of the targets’ businesses with our business;

•	lower than expected revenue following these mergers;

•	SmartFinancial’s ability to manage the combined company’s growth following the mergers;

•	the possibility that the Entegra merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;

•	the dilution caused by SmartFinancial’s issuance of additional shares of its common stock in connection with the Foothills merger and the Entegra merger;

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

PART I

ITEM 1. BUSINESS

OVERVIEW

SmartFinancial, Inc. (“SmartFinancial” or the “Company”) was incorporated on September 19, 1983, under the laws of the State of Tennessee. SmartFinancial is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.
The primary activity of SmartFinancial currently is, and is expected to remain for the foreseeable future, the ownership and operation of SmartBank (the "Bank"). As a bank holding company, SmartFinancial intends to facilitate SmartBank’s ability to serve its customers’ requirements for financial services. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws.

SmartBank

SmartBank is a Tennessee-chartered commercial bank established in 2007 which has its principal office in Pigeon Forge, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, consumer loans and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in obligations of the U.S. Government, U.S. Government agencies, and various states and their political subdivisions. In addition to deposits, sources of funds for the Bank’s loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.  At December 31, 2018, SmartBank had 29 full-service branches located in Tennessee, Alabama, and Florida, two loan production offices, two mortgage loan production offices, and two service centers.

Foothills Merger

On June 28, 2018, the Company along with the Bank entered into an agreement and plan of merger with Foothills Bancorp, Inc., a Tennessee corporation and Foothills Bank, a Tennessee-chartered commercial bank and wholly owned subsidiary of Foothills Bancorp. The merger was consummated on November 1, 2018, with Foothills Bancorp stockholders receiving stock of the Company. After the merger, original stockholders of SmartFinancial owned approximately 91 percent of the outstanding common stock of the combined entity on a fully diluted basis while the previous Foothills Bancorp stockholders owned approximately 9 percent. The assets and liabilities of Foothills Bancorp, as of the effective date of the merger, were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $7.5 million. As a result of the merger the Company assets increased approximately $218 million and liabilities increased approximately $196 million.

Tennessee Bancshares Merger

On December 12, 2017, the Company along with the Bank entered into an agreement and plan of merger with Tennessee Bancshares, Inc., a Tennessee corporation and Southern Community Bank, a Tennessee-chartered commercial bank and wholly owned subsidiary of Tennessee Bancshares. The merger was consummated on May 1, 2018, with Tennessee Bancshares stockholders receiving stock of the Company. After the merger, original stockholders of SmartFinancial owned approximately 89 percent of the outstanding common stock of the combined entity on a fully diluted basis while the previous Tennessee Bancshares stockholders owned approximately 11 percent. The assets and liabilities of Tennessee Bancshares, as of the effective date of the merger, were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $16 million. As a result of the merger the Company assets increased approximately $226 million and liabilities increased approximately $207 million.

Capstone Merger

On May 22, 2017, the stockholders of the Company approved a merger with Capstone Bancshares, Inc. ("Capstone"), the one bank holding company of Capstone Bank, which was consummated on November 1, 2017. Capstone stockholders received either stock, cash, or a combination of stock and cash. After the merger, stockholders of SmartFinancial owned approximately 74 percent of the outstanding common stock of the combined entity on a fully diluted basis. The assets and liabilities of Capstone, as of the effective date of the merger, were recorded at their respective estimated fair values and combined with those of SmartFinancial. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $38 million. As a result of the merger Company assets increased approximately $536 million and liabilities increased approximately $466 million. The merger had a significant impact on all aspects of the Company's financial statements, and as a result, financial results after the merger may not be comparable to financial results prior to the merger.

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

SBLF Preferred Stock

On March 6, 2017, the Company redeemed its $12 million of Senior Non-Cumulative Perpetual Preferred Stock, Series A (“SmartFinancial SBLF Stock”), to the United States Secretary of the Treasury and paid $195 thousand in accrued dividends. More details about the SBLF Preferred Stock can be found in Note 16 in the “Notes to Consolidated Financial Statements.”

Employees

As of December 31, 2018, SmartFinancial and SmartBank had 387 full-time equivalent employees. The employees are not represented by a collective bargaining unit. SmartFinancial believes that its relationship with its employees is good.

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

Competition

We compete in the highly competitive banking and financial services industry. Our profitability depends principally on our ability to effectively compete in the markets in which we conduct business. We expect competition in the industry to continue to increase mainly as a result of the improvement in financial technology used by both existing and new banking and financial services firms. Competition may further intensify as additional companies enter the markets where we conduct business and we enter mature markets in accordance with our expansion strategy.

We experience strong competition from both bank and non-bank competitors. Broadly speaking, we compete with national banks, super-regional banks, smaller community banks and non-traditional internet-based banks. In addition, we compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bond issuers, and other securities firms. Many of these non-bank competitors are not subject to the same regulatory oversight, affording them a competitive advantage in some instances. In many cases, our competitors have substantially greater resources and offer certain services that we are unable to provide to our customers.

We encounter strong pricing competition in providing our services. Additionally, other banks offer different products or services from those that we provide. The larger national and super-regional banks may have significantly greater lending limits and may offer additional products than we are capable of providing. We attempt to compete successfully with our competitors, regardless of their size, by emphasizing customer service while continuing to provide a wide variety of services.

Supervision and Regulation

General

The U.S. banking industry is highly regulated under federal and state law. The following is a general summary of the material aspects of certain statutes and regulations applicable to SmartFinancial and SmartBank. This supervisory framework could materially impact the conduct and profitability of SmartFinancial’s and SmartBank’s activities. A change in applicable laws or regulations, or in the manner such laws or regulations are interpreted by regulatory agencies or courts, may have a material effect on SmartFinancial’s and SmartBank’s business, operations, and earnings.

SmartFinancial is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (which we refer to as the “BHC Act”). As a result, SmartFinancial is subject to supervision, regulation, and examination by the Federal Reserve and is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require pursuant to the BHC Act and applicable regulations. SmartFinancial is also under the jurisdiction of the SEC for matters relating to the offering and sale of SmartFinancial’s securities and is subject to the SEC’s rules and regulations relating to periodic reporting, reporting to stockholders, proxy solicitations, and insider-trading.

SmartBank is a Tennessee-chartered commercial bank and is a member of the Federal Reserve System. As a Tennessee-chartered bank, SmartBank is subject to supervision, regulation, and examination by the Tennessee Department of Financial Institutions ("TDFI"). As a member of the Federal Reserve System, SmartBank is also subject to supervision, regulation, and examination by the Federal Reserve. In addition, SmartBank’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"), and SmartBank is subject to regulation by the FDIC as the insurer of its deposits.

The bank and bank holding company regulatory scheme has two primary goals: to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This comprehensive system of supervision and regulation is intended primarily for the protection of the FDIC’s Deposit Insurance Fund, bank depositors, and the public, rather than SmartFinancial’s stockholders or creditors. To this end, federal and state banking laws and regulations control, among other things, the types of activities in which SmartFinancial and SmartBank may engage, permissible investments that SmartFinancial and SmartBank may make, the level of reserves that SmartBank must maintain against deposits, minimum equity capital levels, the nature and amount of collateral required for loans, maximum interest rates that can be charged, the ability of SmartFinancial and SmartBank to pay dividends and the amount of dividends paid, and corporate activities regarding mergers, acquisitions, and the establishment and closing of branch offices. In addition, federal and state laws impose substantial requirements on SmartBank in the areas of consumer protection and detection and reporting of potential or suspected money laundering and terrorist financing activities.

The sections below summarize certain elements of the bank holding company and bank regulatory framework applicable to SmartFinancial and SmartBank. This summary is not, however, intended to describe all laws, regulations, and policies applicable to SmartFinancial and SmartBank, and you should refer to the full text of the referenced statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal level. We are unable to predict any such future changes or the effects, if any, that any such changes could have on SmartFinancial’s business, revenues, and financial results.

Regulation of SmartFinancial

As a regulated bank holding company, SmartFinancial is subject to various laws and regulations that affect SmartFinancial’s business. These laws and regulations, among other things, prescribe minimum capital requirements, limit transactions with affiliates, impose limitations on the business activities in which SmartFinancial can engage, restrict SmartFinancial’s ability to pay dividends to its stockholders, restrict the ability of institutions to guarantee its debt, and impose certain specific accounting requirements on SmartFinancial that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than generally accepted accounting principles.

Permitted Activities

Under the BHC Act, a bank holding company that is not a financial holding company (as discussed below) is generally permitted to engage in, or acquire direct or indirect control of more than 5 percent of any class of the voting shares of any company that is not a bank or bank holding company and that is engaged in, the following activities (in each case subject to certain conditions and restrictions and prior approval of the Federal Reserve):

•	banking or managing or controlling banks;

•	furnishing services to or performing services for its subsidiaries; and

•
any activity that the Federal Reserve determines by regulation or order to be so closely related to banking as to be a proper incident to the business of banking, including, for example, factoring accounts receivable, making, acquiring, brokering, or servicing loans and usual related activities, leasing personal or real property, operating a nonbank depository institution, such as a savings association, performing trust company functions, conducting financial and investment advisory activities, underwriting and dealing in government obligations and money market instruments, performing selected insurance underwriting activities, issuing and selling money orders and similar consumer-type payment instruments, and engaging in certain community development activities.

While the Federal Reserve has in the past found these activities acceptable for other bank holding companies, the Federal Reserve may not allow SmartFinancial to conduct any or all of these activities, which are reviewed by the Federal Reserve on a case by case basis upon application by a bank holding company.

Acquisitions Subject to Prior Regulatory Approval

The BHC Act generally requires the prior approval of the Federal Reserve for a bank holding company to acquire substantially all the assets of a bank or to acquire direct or indirect ownership or control of more than 5 percent of any class of the voting shares of any bank, bank holding company, savings and loan holding company, or savings association, or to increase any such non-majority ownership or control of any bank, bank holding company, savings and loan holding company, or savings association, or to merge or consolidate with any bank holding company.

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

Federal and state laws, including the BHC Act and the Change in Bank Control Act, impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. “Control” of a depository institution or bank holding company is a facts and circumstances analysis, but generally an investor is deemed to control a depository institution or bank holding company if the investor owns or controls 25 percent or more of any class of voting securities. Ownership or control of 10 percent or more of any class of voting securities, where either the depository institution or bank holding company is a public company, like SmartFinancial, or no other person will own or control a greater percentage of that class of voting securities after the acquisition, is also presumed to result in the investor controlling the depository institution or bank holding company, although this is subject to rebuttal.

The BHC Act was substantially amended through the Financial Services Modernization Act of 1999, commonly referred to as the Gramm-Leach Bliley Act, or the GLBA. The GLBA eliminated long-standing barriers to affiliations among banks, securities firms, insurance companies, and other financial services providers. A bank holding company whose subsidiary deposit institutions are “well capitalized” and “well managed” may elect to become a “financial holding company” and thereby engage without prior Federal Reserve approval in certain banking and non-banking activities that are deemed to be financial in nature or incidental to financial activity. These “financial in nature” activities include securities underwriting, dealing, and market making; organizing, sponsoring, and managing mutual funds; insurance underwriting and agency; merchant banking activities; and other activities that the Federal Reserve has determined to be closely related to banking. Generally, no regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. SmartFinancial has not elected to become a financial holding company.

A dominant theme of the GLBA is functional regulation of financial services, with the primary regulator of a company or its subsidiaries being the agency which traditionally regulates the activity in which the company or its subsidiaries wish to engage. For example, the SEC regulates bank holding company securities transactions, and the various banking regulators oversee banking activities.

Bank Holding Company Obligations to Bank Subsidiaries

Under current law and Federal Reserve policy, a bank holding company is expected to act as a source of financial and managerial strength to its depository institution subsidiaries and to maintain resources adequate to support such subsidiaries, which could require SmartFinancial to commit resources to support SmartBank in situations where additional investments may not otherwise be warranted. As a result of these obligations, a bank holding company may be required to contribute additional capital to its subsidiaries.

Bank Holding Company Dividends

The Federal Reserve’s policy regarding dividends generally is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of any bank subsidiary or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if:

•	the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	the company’s prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

•	the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

If an insured member bank controlled by a bank holding company becomes “significantly undercapitalized” under the applicable federal bank capital ratios, or if the bank is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, the Federal Reserve may require prior approval for any capital distribution by the bank holding company. For more information, see “Capitalization Levels and Prompt Corrective Action” below.

In addition, because SmartFinancial is a legal entity separate and distinct from SmartBank and does not conduct stand-alone operations, the company’s ability to pay dividends largely depends on the ability of SmartBank to pay dividends to SmartFinancial, which is also subject to regulatory restrictions as described below in “Bank Dividends.”

Under Tennessee law, SmartFinancial is not permitted to pay cash dividends if, after giving effect to the payment of such dividends, the company would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (which we refer to as the “Dodd-Frank Act”) significantly changed the regulatory structure for financial institutions like SmartBank and their holding companies with respect to lending, deposit, investment, trading, and operating activities. Although the Dodd-Frank Act is primarily aimed at the activities of investment banks and large commercial banks, many of the provisions of the legislation impact the operations of community banks like SmartBank. The following aspects of the Dodd-Frank Act are, or may be, applicable to SmartFinancial’s or SmartBank’s operations:

•	Tier 1 capital treatment for certain “hybrid” capital items such as trust preferred securities was eliminated, subject to various grandfathering and transition rules.

•
The deposit insurance assessment base calculation now equals a depository institution’s average consolidated total assets minus its average tangible equity during the assessment period. Previously, the deposit insurance assessment was calculated based on the insured deposits held by the institution.

•
The ceiling on the size of the Deposit Insurance Fund was removed and the minimum designated reserve ratio of the Deposit Insurance Fund increased 20 basis points to 1.35 percent of estimated annual insured deposits or assessment base. The FDIC also was directed to offset the effect of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

•
Bank holding companies and banks must be “well capitalized” and “well managed” in order to acquire banks located outside of their home state, which codified longstanding Federal Reserve policy. Any bank holding company electing to be treated as a financial holding company must be and remain “well capitalized” and “well managed.”

•	Capital requirements for insured depository institutions are now countercyclical, such that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	The Federal Reserve established interchange transaction fees for electronic debit transactions under a restrictive “reasonable and proportional cost” per transaction standard.

•
The “opt in” provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1997 have been eliminated, which allows a state bank to establish de novo branches in a state other than the bank’s home state if the law of such other state would permit a bank chartered in that state to open a branch at that location.

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

•
A new federal agency was created, the Bureau of Consumer Financial Protection (also known as the Consumer Financial Protection Bureau, or CFPB), which has broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, and credit cards. The CFPB is also responsible for examining large financial institutions (i.e., those with more than $10 billion in assets) for, and enforcing, compliance with federal consumer financial protection laws and regulations.

•
The regulation of consumer protections relative to mortgage originations, addressing loan originator compensation, minimum repayment standards, including restrictions on variable-rate lending by requiring the ability to repay be determined based on the maximum rate that will apply during the first five years of a variable-rate loan term, prepayment considerations, and new disclosures, has been expanded.

Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (which we refer to as the “Regulatory Relief Act”) was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While it maintains the majority of the regulatory structure established by the Dodd-Frank Act, the Regulatory Relief Act amends certain aspects for smaller depository institutions with less than $10 billion in assets, such as SmartBank. Portions of the Regulatory Relief Act address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; rules for certain bank holding companies; capital access; and protections for student borrowers. SmartFinancial and SmartBank will focus on the implementing rules, regulations, and guidance for the various provisions of the Regulatory Relief Act that impact their operations and activities.

Among other things, the Regulatory Relief Act simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion. The Regulatory Relief Act requires federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8 percent and not more than 10 percent, as well as procedures for treatment of a qualifying banking organization that has a community bank leverage ratio that falls below the required minimum. Qualifying banking organizations that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other capital and leverage requirements. On November 21, 2018, pursuant to the Regulatory Relief Act, the federal banking agencies issued a notice of proposed rulemaking proposing a community bank leverage ratio of 9 percent. The comment period for the proposed rule has since closed, but the regulation is not yet finalized. The final minimum community bank leverage ratio is not known at this time.

The Regulatory Relief Act also expands the universe of holding companies that are permitted to rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” (which we refer to as the “Small BHC Policy Statement”). The asset size of a qualifying holding company was increased from $1 billion to $3 billion on August 30, 2018, thus excluding holding companies with less than $3 billion in total consolidated assets from consolidated capital requirements.

Further, the Regulatory Relief Act decreased the burden for community banks in regards to call reports, the Volcker Rule (which generally restricts banks from engaging in certain investment activities and limits involvement with hedge funds and private equity firms), mortgage disclosures, and risk weights for some high-risk commercial real estate loans. On December 28, 2018, the federal banking agencies issued a final rule under the Regulatory Relief Act increasing the asset threshold to qualify for an 18-month on-site examination cycle from $1 billion to $3 billion for qualifying institutions that are well capitalized, well managed, and meet certain other requirements.

As of December 31, 2018, SmartFinancial had total consolidated assets of approximately $2.3 billion, meaning that it could qualify to rely on the Small BHC Policy Statement and qualify for an 18-month on-site examination cycle. However, in the event the Entegra merger is completed, SmartFinancial would have total consolidated assets of more than $3 billion and would not qualify for these regulatory relief measures.

The Dodd-Frank Act, even despite the regulatory relief afforded by the Regulatory Relief Act, or any number of the provisions of the Regulatory Relief Act itself, may have the effect of increasing SmartFinancial’s and SmartBank’s expenses, decreasing their revenues, and changing the activities in which they choose to engage. The environment in which banking organizations operate is ever-evolving and any number of changes, whether legal, regulatory, social, economic, or otherwise, may have long-term effects on the profitability of banking organizations that cannot now be foreseen. It is particularly difficult at this time to determine or predict the impact of the Regulatory Relief Act on SmartFinancial and SmartBank, in part because various implementing rules and regulations are required and many of these have not yet been written or finalized.

U.S. Basel III Capital Rules

The U.S. Basel III capital rules, which were effective January 1, 2015, currently apply to all national and state banks and savings associations and certain, generally larger, bank holding companies (which we refer to collectively as “covered banking organizations”). The requirements in the U.S. Basel III capital rules started to phase in on January 1, 2015, for many covered banking organizations, including SmartFinancial and SmartBank, and were fully phased in on January 1, 2019.

In recent years, bank holding companies with less than $1 billion in total consolidated assets and that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities, and do not have a material amount of debt or equity securities registered with the SEC have been exempt from the Federal Reserve’s consolidated capital requirements under the Small BHC Policy Statement. As discussed above, the Regulatory Relief Act increased the asset threshold for bank holding companies to qualify for the Small BHC Policy Statement from $1 billion to $3 billion. Accordingly, SmartFinancial currently is not subject to the Federal Reserve’s consolidated capital requirements (as of December 31, 2018, SmartFinancial had total consolidated assets of approximately $2.3 billion), but will become subject to these requirements if and when it reaches $3 billion in total consolidated assets. Despite SmartFinancial currently being exempt from these requirements, SmartBank remains subject to minimum capital requirements. In the event the Entegra merger is completed, however, SmartFinancial would have total consolidated assets of more than $3 billion and would become subject to the Federal Reserve’s consolidated capital requirements.

The U.S. Basel III capital rules impose the following minimum capital requirements:

•	a common equity Tier 1 risk-based capital ratio of 4.5 percent;

•	a Tier 1 risk-based capital ratio of 6 percent;

•	a total risk-based capital ratio of 8 percent;

•	a leverage ratio of 4 percent; and

•	for a very small number of the largest financial institutions in the United States, an enhanced supplementary leverage ratio of 3 percent.

Under the U.S. Basel III capital rules, Tier 1 capital is defined to include two components: common equity Tier 1 capital and additional Tier 1 capital. The highest form of capital, common equity Tier 1 capital, or CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock.

The rules permit bank holding companies with less than $15.0 billion in total consolidated assets, such as SmartFinancial, to continue to include trust-preferred securities and cumulative perpetual preferred stock issued before May 19, 2010, in Tier 1 capital, but not in CET1 capital, subject to certain restrictions. Tier 2 capital consists of an institution’s allowance for loan and lease losses, up to 1.25 percent of risk-weighted assets; qualifying perpetual preferred stock (and related surplus); certain qualifying hybrid capital instruments, perpetual debt, and mandatory convertible debt; certain qualifying subordinated debt instruments and intermediate-term preferred stock (and related surplus), subject to limitations; and a percentage of pretax net unrealized gains on available-for-sale equity securities with readily determinable fair values.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a capital conservation buffer on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 common equity, but the buffer applies to all three risk-based capital measurements (common equity Tier 1 capital, Tier 1 capital, and total capital). The capital conservation buffer, which was phased in incrementally over time and became fully phased in on January 1, 2019, consists of an additional amount of common equity Tier 1 capital equal to 2.5 percent of risk-weighted assets.

The U.S. Basel III capital standards require certain deductions from or adjustments to capital. Deductions from CET1 capital are required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuation allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions are necessary from different levels of capital. The U.S. Basel III capital rules generally also increased the risk weight for certain assets, meaning that more capital must be held against those assets. For example, under Basel III, commercial real estate loans that do not meet certain underwriting requirements must be risk-weighted at 150 percent, rather than at 100 percent which was the case prior to the U.S. Basel III capital rules becoming effective; however, the Regulatory Relief Act has reversed this for community banks with respect to some commercial real estate loans.

Additionally, the U.S. Basel III capital standards provide for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities), and (iii) investments in more than 10 percent of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10 percent of CET1 capital must be deducted from CET1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15 percent of CET1 capital must be deducted from CET1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income, or AOCI, is presumptively included in CET1 capital and often would operate to reduce this category of capital. The U.S. Basel III capital rules provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI, and SmartFinancial elected to opt out. The rules also have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate (as discussed above), mortgage servicing rights not includable in CET1 capital, equity exposures, and claims on securities firms, which are used in the denominator of the three risk-based capital ratios.

As discussed above under “Economic Growth, Regulatory Relief, and Consumer Protection Act,” pursuant to the Regulatory Relief Act, federal banking agencies have proposed a new minimum community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) of 9 percent for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. Qualifying banking organizations that exceed the minimum community bank leverage ratio would be deemed to be in compliance with all other risk-based and leverage capital requirements. At the same time, the agencies proposed corresponding capital adequacy levels. As proposed, a qualifying banking organization with a community bank leverage ratio of greater than 9 percent would be considered “well capitalized”; a qualifying banking organization with a community bank leverage ratio of 7.5 percent or greater would be considered “adequately capitalized”; a qualifying banking organization with a community bank leverage ratio of less than 7.5 percent would be considered “undercapitalized”; and a qualifying banking organization with a community bank leverage ratio of less than 6 percent would be considered “significantly capitalized” and would be required to provide its primary regulator with additional information in order to determine whether such organization would be classified as “critically undercapitalized.” The comment period for these proposed rules has closed, but the regulation is not yet finalized.

SmartFinancial management believes that SmartFinancial and SmartBank would meet all capital adequacy requirements under the community bank leverage ratio capital rules if such rules were currently effective.

The Regulatory Relief Act also makes important changes to the “prompt corrective action” framework discussed below in “Regulation of SmartBank-Capitalization Levels and Prompt Corrective Action.”

Anti-Tying Restrictions

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a bank holding company or its affiliates.

Executive Compensation and Corporate Governance

The Dodd-Frank Act generally requires public companies to include, at least once every three years, a separate non-binding “say on pay” vote in their proxy statement to allow stockholders the opportunity to vote on the compensation of the company’s named executive officers. In addition, if such public companies are involved in a merger, acquisition, or consolidation, or if they propose to sell or dispose of all or substantially all of their assets, stockholders generally have a right to an advisory vote on any golden parachute arrangements in connection with such transaction (frequently referred to as “say-on-golden parachute” vote). Other provisions of the Dodd-Frank Act may also impact SmartFinancial’s corporate governance. For instance, the Dodd-Frank Act required the SEC to adopt rules directing the national securities exchanges to prohibit the listing of any equity security of a company that does not have an independent compensation committee and requiring all exchange-traded companies to adopt clawback policies for incentive compensation paid to executive officers in the event of accounting restatements based on material non-compliance with financial reporting requirements.

Regulation of SmartBank

As a Tennessee-chartered commercial bank, SmartBank is subject to supervision, regulation, and examination by the TDFI, and, as a member of the Federal Reserve System, SmartBank is also subject to supervision, regulation, and examination by the Federal Reserve. Federal and state laws and regulations affect virtually all aspects of SmartBank’s operations, including its capital requirements, its ability to pay dividends, mergers and acquisitions, limitations on the amount that it can loan to a single borrower and related interests, permissible investments, and geographic and new product expansion, among other things. SmartBank generally must submit an application to, and receive the approval of, the TDFI and Federal Reserve before opening a new branch office or merging with another financial institution. The Commissioner of the TDFI and the Federal Reserve have the authority to enforce laws and regulations by ordering SmartBank, or a director, officer, or employee of SmartBank, to cease and desist from violating a law or regulation or from engaging in unsafe or unsound banking practices and by imposing other sanctions, including civil money penalties.

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted. and on the type of investments which may be made, by Tennessee-chartered banks. Tennessee-chartered banks are also subject to regulation by the TDFI with regard to capital requirements and the payment of dividends.

Tennessee has adopted the provisions of the Federal Reserve’s Regulation O with respect to restrictions on loans and other extensions of credit to bank “insiders.” Further, under Tennessee law, state banks are prohibited from lending to any one person, firm, or corporation amounts more than 15 percent of the bank’s equity capital accounts, except, (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples or (ii) with the prior approval of the bank’s board of directors or finance committee (however titled), the bank may make a loan to any person, firm, or corporation of up to 25 percent of its equity capital accounts.

Various state and federal consumer laws and regulations also affect the operations of SmartBank, including state usury laws, consumer credit and equal credit opportunity laws, and fair credit reporting laws. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991, generally prohibits insured state-chartered banks from conducting activities as principal that are not permitted for national banks.

SmartBank’s deposits are insured by the FDIC under the Federal Deposit Insurance Act.

Current Expected Credit Loss

A new accounting standard changing the current method for providing allowances for loan losses has been adopted by the Financial Accounting Standards Board. This new standard is referred to as Current Expected Credit Loss (or “CECL”) and becomes effective for SmartBank in 2020. The use of this standard will increase the types of data required to determine the appropriate level of SmartBank’s allowance for loan losses.

The use of this standard may increase SmartBank’s allowance for loan losses. Any increase in SmartBank’s allowance for loan losses or expenses incurred in order to make the determination for such allowance for loan losses could have a material adverse effect on SmartBank’s financial condition and results of operations. The direct effects of CECL on SmartBank are further discussed in Note 1-Summary of Significant Accounting Policies to our audited consolidated financial statements.

Capitalization Levels and Prompt Corrective Action

Federal law and regulations establish a capital-based regulatory framework designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive method of resolution in the event of bank failures. The capital-based regulatory framework contains five categories of regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Generally, to qualify as a “well capitalized” institution, a bank (i) must have a Tier 1 leverage capital ratio of no less than 5 percent, a common equity Tier 1 risk-based capital ratio of no less than 6.5 percent, a Tier 1 risk-based capital ratio of no less than 8 percent, and a total risk-based capital ratio of no less than 10 percent and (ii) must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. Generally, a bank is considered “adequately capitalized” if it maintains a Tier 1 leverage capital ratio of at least 4 percent, a common equity Tier 1 risk-based capital ratio of at least 4.5 percent, a Tier 1 risk-based capital ratio of at least 6 percent, and a total risk-based capital ratio of at least 8 percent.

Immediately upon becoming “undercapitalized” (i.e., a Tier 1 leverage capital ratio of less than 4 percent, a common equity Tier 1 risk-based capital ratio of less than 4.5 percent, a Tier 1 risk-based capital ratio of less than 6 percent, or a total risk-based capital ratio of less than 8 percent), a depository institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. Additionally, bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the Deposit Insurance Fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; (iv) requiring the institution to change and improve its management; (iv) prohibiting the acceptance of deposits from correspondent banks; (v) requiring prior Federal Reserve approval for any capital distribution by a bank holding company controlling the institution; and (vi) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

It should be noted that the minimum capital ratios referred to above in this section are merely guidelines, and federal and state bank regulators possess the discretionary authority to require higher capital ratios.

As previously discussed above, the Regulatory Relief Act simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion. The Regulatory Relief Act requires federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8 percent and not more than 10 percent, as well as procedures for treatment of a qualifying community bank that has a community bank leverage ratio that falls below the required minimum. Qualifying banks that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other capital and leverage requirements. On November 21, 2018, pursuant to the Regulatory Relief Act, the federal banking agencies issued a notice of proposed rulemaking proposing a community bank leverage ratio of 9 percent. The comment period for the proposed rule has since closed, but the regulation is not yet finalized and, therefore, the final minimum community bank leverage ratio is not known at this time.

Bank Reserves

The Federal Reserve requires all depository institutions, even if not members of the Federal Reserve System, to maintain reserves against some transaction accounts (primarily demand deposit and negotiable order of withdrawal (NOW) accounts). The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. An institution may borrow from the Federal Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Federal Reserve Bank’s credit standards.

Bank Dividends

Under federal law, an insured depository institution may not pay a dividend if it is undercapitalized or if paying the dividend would cause the institution to become undercapitalized. Tennessee law also places restrictions on the declaration and payment of dividends by state-chartered banks. For example, under Tennessee law, the board of directors of a Tennessee-chartered bank may only declare dividends from the surplus profits arising from the business of the bank and may not declare dividends in any calendar year that exceed the total of the bank’s retained net income of that year combined with its retained net income of the preceding two years without the prior approval of the Commissioner of the TDFI. Tennessee law also requires certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends. Furthermore, the TDFI also has the authority to prohibit the payment of dividends by a Tennessee-chartered bank when it determines payment of those dividends to be an unsafe and unsound banking practice.

Insurance of Accounts and Other Assessments

SmartBank pays deposit insurance assessments to the Deposit Insurance Fund, which are determined through a risk-based assessment system. SmartBank’s deposit accounts are currently insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor. SmartBank pays assessments to the FDIC for such deposit insurance. Under the current assessment system, the FDIC assigns an institution to a risk category based on the institution’s most recent supervisory and capital evaluations, which are designed to measure risk. Under the Federal Deposit Insurance Act, the FDIC may terminate a bank’s deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement, or condition imposed by the FDIC.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, a federal government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the last of the FICO bonds mature in 2019.

Restrictions on Transactions with Affiliates

SmartBank is also subject to federal laws that restrict certain transactions between it and its nonbank affiliates. An affiliate of a bank generally is any company or entity that controls, is controlled by, or is under common control with the bank, including, in the case of SmartBank, SmartFinancial. Under Sections 23A and 23B of the Federal Reserve Act (which we refer to as the “FRA”) and the Federal Reserve’s Regulation W, covered transactions by SmartBank with a single nonbank affiliate are generally limited to 10 percent of SmartBank’s capital and surplus and 20 percent of capital and surplus for all covered transactions with all nonbank affiliates. The definition of “covered transactions” includes transactions such as a loan by a bank to an affiliate, an investment by a bank in an affiliate, or a purchase by a bank of assets from an affiliate. A loan by a bank to a nonbank affiliate must be secured by collateral valued at 100 percent to 130 percent of the loan amount, depending on the type of collateral, and certain low quality assets and securities of an affiliate may not serve as collateral.

All such transactions must generally be consistent with safe and sound banking practices and must be on terms that are no less favorable to the bank than those that would be available from nonaffiliated third parties. Moreover, state banking laws impose restrictions on affiliate transactions similar to those imposed by federal law. Federal Reserve policies also prohibit the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

Loans to Insiders

Loans to executive officers or directors of a bank, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10 percent of any class of voting securities of a bank, or to any related interest of those persons, including any company controlled by such persons, are subject to Sections 22(g) and 22(h) of the FRA and their corresponding regulations, which are commonly referred to as “Regulation O.” Among other things, these loans must be made on terms substantially the same as those prevailing in transactions made to unaffiliated individuals and certain extensions of credit to these persons must first be approved in advance by a disinterested majority of the bank’s entire board of directors. Regulation O generally prohibits loans to any of these persons where the aggregate amount exceeds an amount equal to 15 percent of an institution’s unimpaired capital and surplus plus an additional 10 percent of unimpaired capital and surplus in the case of loans that are fully secured by certain readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which a bank is permitted to extend credit to its executive officers.

Community Reinvestment Act

The Community Reinvestment Act (which we refer to as the “CRA”) and its corresponding regulations are intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The CRA and its regulations provide for regulatory assessment of a bank’s record in meeting the credit needs of its service area. Federal banking agencies are required to make public the rating of a bank’s performance under the CRA. The federal banking agencies consider a bank’s CRA rating when a bank submits an application to establish banking centers, merge, or acquire the assets and assume the liabilities of another bank. In the case of an application by a bank holding company for approval of a merger or acquisition, the CRA performance record of all banks involved in the merger or acquisition are reviewed in connection with the application filing. An unsatisfactory record of CRA compliance can substantially delay, block, or result in the imposition of conditions in connection with expansionary activities. SmartBank’s last CRA performance evaluation was in August 2016, and SmartBank was assigned a rating of “Satisfactory.”

Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (which we refer to as the “Riegle-Neal Act”) provides that adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. Previously, under the Riegle-Neal Act, a bank’s ability to branch into a particular state was largely dependent upon whether that state “opted in” to de novo interstate branching. Many states did not “opt-in,” which resulted in branching restrictions in those states. The Dodd-Frank Act amended the Riegle-Neal Act legal framework for interstate branching to permit national banks and state banks to establish de novo branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Under current Tennessee law, SmartBank may open branch offices throughout Tennessee with the prior approval of the TDFI and adherence to applicable legal requirements.

Bank Secrecy Act

The Currency and Foreign Transactions Reporting Act of 1970, better known as the “Bank Secrecy Act,” requires all United States financial institutions to assist United States government agencies to detect and prevent money laundering. Specifically, the Bank Secrecy Act requires financial institutions to keep records of cash purchases of negotiable instruments, file reports of cash transactions exceeding a daily aggregate amount of $10,000, and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities, and to obtain and retain information regarding the identify and verification of the beneficial owners of business customers.

Anti-Money Laundering and Economic Sanctions

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (better known as the “USA PATRIOT Act”) provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, the USA PATRIOT Act imposed new requirements that obligate financial institutions, such as banks, to take certain steps to control the risks associated with money laundering and terrorist financing.

Among other requirements, the USA PATRIOT Act and its implementing regulations require banks, such as SmartBank, to establish anti-money laundering programs that include, at a minimum:

•
internal policies, procedures, and controls designed to implement and maintain the bank’s compliance with all of the requirements of the USA PATRIOT Act, the Bank Secrecy Act, and related laws and regulations;

•	systems and procedures for monitoring and reporting suspicious transactions and activities;

•	a designated compliance officer;

•	employee training;

•	an independent audit function to test the anti-money laundering program;

•	procedures to verify the identity of each customer upon the opening of accounts;

•	heightened due diligence policies, procedures, and controls applicable to certain foreign accounts and relationships; and

•	ongoing due diligence and monitoring of customer relationships, including the beneficial owners of business customers.

Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of the bank’s anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice, and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. Information regarding the identity and verification of the beneficial owners of business customers must also be obtained and retained. Furthermore, financial institutions are also required to comply with various reporting and recordkeeping requirements. Federal banking regulators consider an applicant’s effectiveness in combating money laundering, among other factors, in connection with an application to approve a bank merger or the acquisition of control of a bank or bank holding company.

The U.S. Department of the Treasury’s Office of Foreign Assets Control (which we refer to as “OFAC”) is responsible for helping to ensure that United States entities do not engage in transactions with the subjects of U.S. sanctions, as defined by various executive orders and acts of Congress. Currently, OFAC administers and enforces comprehensive U.S. economic sanctions programs against certain specified countries/regions. In addition to the country/region-wide sanctions programs, OFAC also administers complete embargoes against individuals and entities identified on OFAC’s list of Specially Designated Nationals and Blocked Persons, or “SDN List.” The SDN List includes thousands of parties that are located in many jurisdictions throughout the world, including in the United States and Europe. SmartBank is responsible for determining whether any potential and/or existing customers appear on the SDN List or are owned or controlled by a person on the SDN List. If any customer appears on the SDN List or is owned or controlled by a person or entity on the SDN List, such customer’s account must be placed on hold and a blocking or rejection report, as appropriate and if required, must be filed within 10 business days with OFAC. In addition, if a customer is a citizen of, has provided an address in, or is organized under the laws of any country or region for which OFAC maintains a comprehensive sanctions program, SmartBank must take certain actions with respect to such customer as dictated under the relevant OFAC sanctions program. SmartBank must maintain compliance with OFAC by implementing appropriate policies and procedures and by establishing a recordkeeping system that is reasonably appropriate to administer SmartBank’s compliance program. SmartBank has adopted policies, procedures, and controls to comply with the Bank Secrecy Act, the USA PATRIOT Act, and OFAC regulations.

Privacy and Data Security

Under the GLBA, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The GLBA also directed federal regulators to prescribe standards for the security of consumer information. SmartBank is subject to these standards, as well as standards for notifying customers in the event of a security breach. Laws, regulations, and guidance related to data protection, consumer privacy, third party vendor management, disaster recovery, and information security continue to develop and change as a result of the rapid increase in and evolution of electronic bank products and services. The federal banking agencies are likely to spend time developing additional rules, regulations, and guidance on the subject of cyber security in response to recent cyber-attacks against financial institutions and continued development of electronic and online banking products and services.

Consumer Laws and Regulations

SmartBank is also subject to other federal and state consumer-related laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Mortgage Disclosure Improvement Act, and the Real Estate Settlement Procedures Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with consumers when offering consumer financial products and services.

Rulemaking authority for these and other consumer financial protection laws transferred from the prudential regulators to the CFPB on July 21, 2011. In some cases, regulators such as the Federal Trade Commission, the U.S. Department of Housing and Urban Development, and the U.S. Department of Justice also retain certain rulemaking or enforcement authority. The CFPB also has broad authority to prohibit unfair, deceptive, and abusive acts and practices and to investigate and penalize financial institutions that violate this prohibition. While the statutory language of the Dodd-Frank Act sets forth the standards for acts and practices that violate the prohibition on unfair, deceptive, and abusive acts and practices, certain aspects of these standards are untested and it is currently not possible to predict how the CFPB will exercise this authority. In addition, consumer compliance examination authority remains with the prudential regulators for smaller depository institutions (i.e., those with $10 billion or less in total assets).

Pursuant to the Dodd-Frank Act, the CFPB established certain minimum standards for the origination of residential mortgages, including a requirement to determine the borrower’s ability to repay. The Dodd-Frank Act generally prohibits a financial institution from making a residential mortgage loan unless the institution makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to a foreclosure action if a financial institution has not complied with the ability to repay requirements, but also provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB’s implementing rules define a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rules also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43 percent. The Regulatory Relief Act has expanded the qualified mortgage safe harbor for financial institutions with total consolidated assets of less than $10 billion to generally include loans that the institution retains in portfolio and that comply with existing limits on prepayment penalties, that comply with existing limits on total points and fees of 3 percent of the loan amount, that do not have negative amortization or interest-only features, and for which the institution has considered and documented the consumer’s debt, income, and financial resources.

FIRREA and FDICIA

Far-reaching legislation, including the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (which we refer to as “FIRREA”) and the Federal Deposit Insurance Corporation Improvement Act of 1991 (which we refer to as “FDICIA”), has impacted the business of banking for years. FIRREA primarily affected the regulation of savings institutions, rather than the regulation of commercial banks and bank holding companies like SmartBank and SmartFinancial, but did include provisions affecting deposit insurance premiums, acquisitions of thrifts by banks and bank holding companies, liability of commonly controlled depository institutions, and receivership and conservatorship rights and procedures, and substantially increased penalties for violations of banking laws, regulations, and orders.

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

The additional supervisory powers and regulations mandated by FDICIA include a “prompt corrective action” program based upon five regulatory zones for banks, in which banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place a bank in receivership or require the sale of a bank to another depository institution when the bank’s ratio of tangible equity to total assets reaches 2 percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The Federal Reserve has adopted regulations implementing the prompt corrective action provisions of

FDICIA, which place financial institutions into one of the following five categories based upon capitalization ratios (as these ratios have been revised following the implementation of Basel III):

•
a “well capitalized” institution has a total risk-based capital ratio of at least 10 percent, a Tier 1 risk-based capital ratio of at least 8 percent, a common equity Tier 1 risk-based capital ratio of at least 6.5 percent, and a Tier 1 leverage capital ratio of at least 5 percent;

•
an “adequately capitalized” institution has a total risk-based capital ratio of at least 8 percent, a Tier 1 risk-based capital ratio of at least 6 percent, a common equity Tier 1 risk-based capital ratio of at least 4.5 percent, and a Tier 1 leverage capital ratio of at least 4 percent;

•
an “undercapitalized” institution has a total risk-based capital ratio of less than 8 percent, a Tier 1 risk-based capital ratio of less than 6 percent, a common equity Tier 1 risk-based capital ratio of less than 4.5 percent, or a Tier 1 leverage capital ratio of less than 4 percent;

•
a “significantly undercapitalized” institution has a total risk-based capital ratio of less than 6 percent, a Tier 1 risk-based capital ratio of less than 4 percent, a common equity Tier 1 risk-based capital ratio of less than 3 percent, or a Tier 1 leverage capital ratio of less than 3 percent; and

•	a “critically undercapitalized” institution has a ratio of tangible equity to total assets of 2 percent or less.

Institutions in any of the three undercapitalized categories would generally be prohibited from declaring dividends or making capital distributions. The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.

These levels will differ for community banks such as SmartBank who qualify for and elect to use the new community bank leverage ratio pursuant to the requirements of the Regulatory Relief Act. As previously discussed, the Regulatory Relief Act requires federal banking agencies to develop a community bank leverage ratio (defined as the ratio of tangible equity capital to average total consolidated assets) for banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The required regulations must specify a minimum community bank leverage ratio of not less than 8 percent and not more than 10 percent, as well as procedures for treatment of a qualifying banking organization that has a community bank leverage ratio that falls below the required minimum. Qualifying banking organizations that exceed the minimum community bank leverage ratio will be deemed to be in compliance with all other risk-based and leverage capital requirements. On November 21, 2018, the federal banking agencies issued a notice of proposed rulemaking proposing a community bank leverage ratio of 9 percent and corresponding capital adequacy levels. As proposed, a qualifying banking organization with a community bank leverage ratio of greater than 9 percent would be considered “well capitalized”; a qualifying banking organization with a community bank leverage ratio of 7.5 percent or greater would be considered “adequately capitalized”; a qualifying banking organization with a community bank leverage ratio of less than 7.5 percent would be considered “undercapitalized”; and a qualifying banking organization with a community bank leverage ratio of less than 6 percent would be considered “significantly capitalized” and would be required to provide its primary regulator with additional information in order to determine whether such organization would be classified as “critically undercapitalized.” The comment period for the proposed rule has closed, but the regulation is not yet finalized.

SmartFinancial's management believes that SmartBank and SmartFinancial would meet all capital adequacy requirements under the community bank leverage ratio capital rules if such rules were currently effective.

Various other sections of FDICIA impose substantial audit and reporting requirements and increase the role of independent accountants and outside directors. Set forth below is a list of certain other significant requirements under or provisions of FDICIA:

•	annual on-site examinations by regulators (except for smaller, well-capitalized banks with high management ratings, which must be examined every 18 months);

•	mandated annual independent audits by independent public accountants and an independent audit committee of outside directors for institutions with more than $500 million in assets;

•	uniform disclosure requirements for interest rates and terms of deposit accounts;

•	a requirement that the FDIC establish a risk-based deposit insurance assessment system;

•	authorization for the FDIC to impose one or more special assessments on insured banks to recapitalize the bank insurance fund (now called the Deposit Insurance Fund);

•	a requirement that each institution submit to its primary regulators an annual report on its financial condition and management, which report is available to the public;

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

•
the institution by each regulatory agency of noncapital safety and soundness standards for each institution it regulates which cover (i) internal controls, (ii) loan documentation, (iii) credit underwriting, (iv) interest rate exposure, (v) asset growth, (vi) compensation, fees, and benefits paid to employees, officers, and directors, (vii) operational and managerial standards, and (viii) asset quality, earnings, and stock valuation standards for preserving a minimum ratio of market value to book value for publicly traded shares (if feasible);

•	uniform regulations regarding real estate lending; and

•
a review by each regulatory agency of the risk-based capital rules to ensure they take into account adequate interest rate risk, concentration of credit risk, and the risks of non-traditional activities.

Future Legislative Developments

Legislation that could impact SmartFinancial and/or SmartBank is routinely introduced in Congress and the Tennessee legislature. Any such legislation could change current banking laws and the environment in which SmartFinancial and SmartBank operate in significant and unpredictable ways. SmartFinancial cannot now determine the effects (if any) that any such legislation, if enacted, or the regulations implementing the legislation or interpretations of such legislation or regulations, would have on SmartFinancial’s or SmartBank’s business, financial condition, or results of operations.

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

The Federal Reserve Board raised interest rates by 200 basis points since December 2016 after having held interest rates at almost zero over recent years. However, the consistently low rate environment has negatively impacted our net interest margin, notwithstanding decreases in nonperforming loans and improvements in deposit mix. Any reduction in net interest income will negatively affect our business, financial condition, liquidity, results of operations, and/or cash flows.

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

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent third party provider. As of December 31, 2018, SmartFinancial is considered to be in an asset-sensitive position, meaning income is generally expected to increase with an increase in short-term interest rates and, conversely, to decrease with a decrease in short-term interest rates. Based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, if short-term interest rates immediately increased by 200 basis points, we could expect net income to increase by approximately $2.0 million over a 12-month period. This result is primarily due to the floating rate securities and loans which we anticipate would reprice at a quicker rate than our interest bearing liabilities. The actual amount of any increase or decrease may be higher or lower than predicted by our simulation model.

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

The Basel III-based rules increase capital requirements and include two new capital measurements that will affect us, a risk-based common equity Tier 1 ratio and a capital conservation buffer. As an example, the Tier 1 capital ratio minimum requirement of 4 percent from January 1, 2015 is increasing to 8.5 percent by 2019. SmartBank has approximately $235.5 million of Tier 1 capital. Under the previous standard, we could have grown SmartBank's total asset size to approximately $5.9 billion with our current capital but will be limited to $2.8 billion in assets under the new Basel III standards to be fully phased in by 2019. In 2018, 89 percent of our average assets were earning assets and over 92 percent of our revenue was generated from net interest income. Therefore, a future reduction of potential earning assets by approximately 53 percent could drastically reduce our future income. More details about the new capital requirements can be found in Note 13-Regulatory Matters to our audited consolidated financial statements.

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

Risks Related to Our Company

If our allowance for loan losses and fair value adjustments with respect to acquired loans is not sufficient to cover actual loan losses, our earnings will be adversely affected.

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

We maintain an allowance for loan losses with respect to our loan portfolio, in an attempt to cover loan losses inherent in our loan portfolio. In determining the size of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. We also make various assumptions and judgments about the collectability of our loan portfolio, including the diversification in our loan portfolio, the effect of changes in the economy on real estate and other collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic conditions and their probable impact on borrowers, the amount of charge-offs for the period and the amount of nonperforming loans and related collateral security.

The application of the acquisition method of accounting in our acquisitions has impacted our allowance for loan losses. Under the acquisition method of accounting, all acquired loans were recorded in our consolidated financial statements at their fair values at the time of acquisition and the related allowance for loan losses was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair values are too high, we will incur losses associated with the acquired loans. The allowance, if any, associated with our purchased credit impaired loans reflects deterioration in cash flows since acquisition resulting from our quarterly re-estimation of cash flows which involves complex cash flow projections and significant judgment on timing of loan resolution.

If our analysis or assumptions prove to be incorrect, our current allowance may not be sufficient, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance for loan losses would materially decrease our net income and adversely affect our general financial condition. As an example, an increase in the amount of the reserve to organic loans of 0.05 percent in 2018 would have resulted in a reduction of approximately 3 percent to pre-tax income.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our operating results and financial condition.

Our success depends significantly on economic conditions in our market areas.

Unlike larger organizations that are more geographically diversified, our branches are currently concentrated in Eastern Tennessee and the Florida Panhandle. As a result of this geographic concentration, our financial results will depend largely upon economic conditions in these market areas. If the communities in which we operate do not grow or if prevailing economic conditions, locally or nationally, deteriorate, this may have a significant impact on the amount of loans that we originate, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. A return to economic downturn conditions caused by inflation, recession, unemployment, government action, natural disasters or other factors beyond our control would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have an adverse effect on our business. As an example, the Florida Panhandle area has been and will continue to be susceptible to major hurricanes, floods, and tropical storms including Hurricane Michael in 2018. In 2016, certain of our markets in Eastern Tennessee were disrupted by wildfires which damaged homes and businesses. In addition, some portions of our target market are in areas which a substantial portion of the economy is dependent upon tourism. The tourism industry tends to be more sensitive than the economy as a whole to changes in unemployment, inflation, wage growth, and other factors which affect consumer’s financial condition and sentiment.

Our organic loan growth may be limited by regulatory constraints

During 2018 many of the regulatory agencies, including ours, increased their focus on the application of an interagency guidance issued in 2006, titled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices.” The 2006 interagency guidance focuses on the risks of high levels of concentration in CRE lending at banking institutions, and specifically addresses two supervisory criteria:

•
Construction concentration criterion: Loans for construction, land, and land development (CLD or “construction”) represent 100 percent or more of a banking institution’s total risk-based capital, commonly referred to as the "100 ratio"

•
Total CRE concentration criterion: Total nonowner-occupied CRE loans (including CLD loans), as defined in the 2006 guidance (“total CRE”), represent 300 percent or more of the institution’s total risk-based capital, and growth in total CRE lending has increased by 50 percent or more during the previous 36 months, commonly referred to as the "300 ratio"

The guidance states that banking institutions exceeding the concentration levels mentioned in the two supervisory criteria should have in place enhanced credit risk controls, including stress testing of CRE portfolios. The guidance also states that institutions with CRE concentration levels above those specified in the two supervisory criteria may be identified for further supervisory analysis. Under the guidance for every $1 in increased capital only $1 can be leveraged to construction lending and only $3 can be lent to total CRE lending. In comparison $1 of capital can be leveraged into about $10 other types of lending. At the end of 2018 our loan portfolio was below both the 100 and 300 ratio as laid out in the guidance, but given the guidance our ability to grow those loan types could well be constrained by the amount we are also able to grow capital.

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

Over the last two years we have completed the acquisitions of Capstone, Tennessee Bancshares, and Foothills Bancorp and we anticipate consummating our proposed merger with Entegra Financial in mid-2019, subject to customary closing conditions. We expect to continue to expand in our current markets and in other select markets through additional branches or through additional acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including the risks detailed below.

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

Integrating Foothills Bank and, if our pending merger with Entegra Financial is completed, Entegra Bank into SmartBank’s may be more difficult, costly, or time-consuming than anticipated.

We are still in the process of integrating Foothills Bank’s business with that of SmartBank, and if the merger with Entegra Financial is completed as planned, we will begin the process of integrating Entegra Bank with that of SmartBank as well. A successful integration of these businesses with ours will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business with one or both of the targets’ businesses without encountering difficulties, such as:

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

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of one or both of the targets’ businesses. Further, we acquired Foothills and intend to acquire Entegra Financial with the expectation that the acquisitions will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of this acquisition is subject to a number of uncertainties, including whether we integrate Foothill's and/or Entegra Bank’s businesses, including its organizational culture, operations, technologies, services and products, in an efficient and effective manner, our ability to achieve the estimated noninterest expense savings we believe we can achieve, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, results of operations and financial condition. Additionally, we made fair value estimates of certain assets and liabilities in recording our acquisition of Foothills and will make fair value estimates of certain assets and liabilities in recording our acquisition of Entegra Bank. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

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

We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current markets, as well as other markets, throughout the region and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash or equity securities and related capital raising transactions may occur at any time. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and fully diluted earnings per share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in product presence and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2018, approximately 82 percent of our loans had real estate as a primary or secondary component of collateral, which includes 11 percent of our loans secured by construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Real estate values declined significantly during the recent economic crisis and may decline similarly in future periods. Although real estate prices in most of our markets have stabilized or are improving, a renewed decline in real estate values would expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.

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

As of December 31, 2018, our 10 largest borrowing relationships totaled approximately $180 million in commitments (including unfunded commitments), or approximately 10 percent of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We bank several large depository clients including three customers totaling approximately $160.6 million in deposits at December 31, 2018. Should those clients reduce their balances we would be forced to find other funding sources. In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits less than $250,000, we utilize or in the past have utilized several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank (FHLB) of Cincinnati advances, federal funds purchased and other sources. We utilize these noncore funding sources to fund the ongoing operations and growth of SmartBank. The availability of these noncore funding sources is subject to broad economic conditions and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available.

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

We have established mortgage banking operations which expose us to risks that are different from our retail and commercial banking operations. During higher and rising interest rate environments, the demand for mortgage loans and the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues, which could negatively impact our earnings. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (a) the existence of an active secondary market and (b) our ability to profitably sell loans into that market. Our mortgage banking operations incurred additional expenses over $3.0 million in 2018 and generated noninterest income of $1.4 million. Profitability of our mortgage operations will depend upon our ability to increase production and thus income while holding or reducing costs. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, we may be required to charge such shortfall to earnings.

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

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act, the Dodd-Frank Act and related rules implemented or to be implemented by the SEC and the NASDAQ Stock Market. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations and standards and this continued investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected. In 2018, we incurred over $840 thousand in direct external costs associated with being a public company, which does not include the increased internal costs of the personnel needed to comply with being a public company.

Inability to retain senior management and key employees or to attract new experienced financial services professionals could impair our relationship with our customers, reduce growth and adversely affect our business.

We have assembled a senior management team which has substantial background and experience in banking and financial services. Moreover, much of historical loan growth was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions.  Inability to retain these key personnel or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals' skills and customer relationships and/or the potential difficulty of promptly replacing them.

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

As of December 31, 2018, we had $79.0 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations. Future acquisitions could result in additional goodwill.

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

Our authorized capital includes 40,000,000 shares of common stock and 2,000,000 shares of preferred stock. As of December 31, 2018, we had 13,933,504 shares of common stock and no shares of preferred stock outstanding, and had reserved or otherwise set aside for issuance 170,625 shares underlying outstanding options and 2,479,055 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. Subject to NASDAQ rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of common stock or preferred stock for any corporate purpose. We anticipate that we will issue additional equity in connection with the acquisition of other strategic partners and that in the future we likely will seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the common stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2018, the principal offices of SmartFinancial are located at 5401 Kingston Pike, #600, Knoxville, Tennessee 37919. This property is owned by SmartBank and also serves as a branch location for the Bank’s customers. The Bank provides services or performs operational functions at 35 locations, of which 23 are owned and 12 that are leased. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company’s premises, equipment and lease commitments, see Note 5—Premises and Equipment to our audited consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

As of the end of 2018, neither SmartFinancial nor SmartBank was involved in any material litigation. SmartBank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against SmartFinancial or its subsidiary are without merit or that the ultimate liability, if any, resulting from them will not materially affect SmartBank’s financial condition or SmartFinancial’s consolidated financial position.

ITEM 4. MINE SAFETY DICLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 31, 2018, SmartFinancial had 13,933,504 shares of common stock outstanding. SmartFinancial’s common stock is listed on NASDAQ under the symbol “SMBK”.

There were approximately 3,338 holders of record of the common stock as of March 6, 2019.

During the fourth quarter of 2018 the Board of Directors of SmartFinancial approved a common stock repurchse program. There were no shares purchased under this program in 2018.

For information relating to compensation plans under which our equity securities are authorized for issuance, see Part III Items 11 and 12.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2018 and 2017 and our results of operations for each of the years in the three-year period ended December 31, 2018. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included

Business Overview

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during 2018:

•	Completed two acquisitions during the year which increased assets by approximately $444 million : Tennessee Bancshares the second quarter and Foothills Bancorp in the fourth quarter.

•	Earnings available to common shareholders increased to $18.1 million and earnings per share increased to $1.46.

•	Ended 2018 with record high total assets of $2.3 billion, net loans of $1.8 billion, and deposits of $1.9 billion.

•	Net interest margin, taxable equivalent, increased to 4.43 percent 2018 compared to 4.29 percent in 2017.

•	Efficiency ratio, which is equal to noninterest expense divided by the sum of net interest income and noninterest income, decreased to 70.7 percent in 2018, compared to 76.0 percent in 2017.

Analysis of Results of Operations

2018 compared to 2017

Net income was $18.1 million in 2018, compared to $5.0 million in 2017. Net income available to common shareholders was $18.1 million, or $1.45 per diluted common share, in 2018, compared to $4.8 million, or $0.55 per diluted common share, in 2017. Net interest income to average assets of 3.90 percent in 2018 held steady from in 2017. Noninterest income to average assets of 0.34 percent decreased from 0.42 percent in 2017 as growth in assets exceeded increases in noninterest income. Noninterest expense to average assets decreased from 3.29 percent in 2017 to 3.00 percent in 2018 as the company continued to capture economies of scale following the mergers. The resulting pretax income to average assets was 1.19 percent in 2018 compared to 1.00 percent in 2017. Finally, in 2018 the effective tax rate was 15.2 percent, which was lower than normal due to a tax benefit from options exercised while the rate of 56.2 percent in 2017 was elevated due to a $2.4 million after-tax charge to write down the Company's deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017.

2017 compared to 2016

Net income was $5.0 million in 2017 a decrease from $5.8 million in 2016 primarily due to a $2.4 million after-tax charge to write down the Company's deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017. Net income available to common shareholders was $4.8 million, or $0.55 per diluted common share, in 2017 compared to $4.8 million, or $0.78 per diluted common share, in 2016. Net interest income to average assets of 3.90 percent in 2017 increased from 3.77 percent in 2016 as a result of a higher percentage of average earning assets to average total assets. Noninterest income to average assets of 0.42 percent in 2017 increased slightly from 0.41 percent in 2016 due to higher customer service fees, higher interchange and debit cards fees, and higher other noninterest income. Noninterest expense to average assets increased from 3.20 percent in 2016 to 3.29 percent in 2017 primarily due to $2.4 million in merger expenses. The resulting pretax income to average assets was 1.00 percent in 2017 compared to 0.95 percent in 2016. Finally, the effective tax rate of 56.2 percent in 2017 was elevated due to a $2.4 million after-tax charge to write down the Company's deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017 while in 2016 the effective tax rate was 36.70 percent..

Net Interest Income and Yield Analysis

2018 compared to 2017

Net interest income, taxable equivalent, increased to $76.8 million in 2018 from $46.4 million in 2017. The increase in net interest income, taxable equivalent, was the result of a significant increase in earning assets primarily from the mergers but also from organic business activity. Average earning assets increased from $1.1 billion in 2017 to $1.7 billion in 2018. Over this period, average loan balances increased by $592.1 million and average securities balances increased by $33.0 million. In addition, total average interest-bearing deposits increased by $543.1 million. Net interest income to average assets of 3.90 percent in 2018 was unchanged from 3.90 percent in 2017. Net interest margin, taxable equivalent, was 4.43 percent in 2018, compared to 4.29 percent in 2017, with the increase due to higher yields on earning assets. Net interest margin, taxable equivalent, was slightly negatively impacted by an increase in the cost of interest bearing liabilities from 0.66 percent in 2017 to 1.10 percent in 2018. In 2019 we expect net interest income to average assets and net interest margin, taxable equivalent, to experience pressure as there is the potential for pressure to increase deposit rates as short term rates have continued to increase but do anticipate the effect of rate increases will be mitigated on the income side by increases in yields of our floating rate earning assets.

2017 compared to 2016

Net interest income, taxable equivalent, increased to $46.4 million in 2017 from $38.3 million in 2016. The increase in net interest income, taxable equivalent, was the result of a significant increase in earning assets primarily from the merger but also from organic business activity. Average earning assets increased from $944.6 million in 2016 to $1.1 billion in 2017 . Over this period, average loan balances increased by $149.6 million and average securities and interest bearing balances decreased by $17.3 million. In addition, total average interest-bearing deposits increased by $113.8 million. Net interest income to average assets of 3.90 percent in 2017 increased from 3.77 percent in 2016 . Net interest margin, taxable equivalent, was 4.29 percent in 2017 4.06 percent in 2016, with the increase due to higher yields on earning assets.. Net interest margin, taxable equivalent, was slightly negatively impacted by an increase in the cost of interest bearing liabilities from 0.56 percent in 2016 to 0.66 percent in 2017.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented.

	2018			2017			2016
(Dollars in thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest *	Cost*	Balance	Interest *	Cost*	Balance	Interest *	Cost*
Assets
Loans (1)	$1,511,724	$86,479	5.72%	$919,603	$48,834	5.31%	$769,990	$39,779	5.18%
Taxable Securities	143,281	3,512	2.46%	123,741	2,369	1.92%	142,271	2,358	1.66%
Tax-exempt securities (2)	19,734	767	3.90%	6,260	214	3.43%	4,996	162	3.25%
Federal funds and other earning assets	65,244	1,642	2.52%	36,754	723	1.97%	25,828	336	1.30%
Total interest-earning assets	1,739,983	92,400	5.32%	1,086,358	52,140	4.81%	943,085	42,635	4.53%
Noninterest-earning assets	222,734			102,231			69,147
Total assets	$1,962,717			$1,188,589			$1,012,232

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$242,859	1,290	0.53%	$166,382	539	0.32%	$150,649	286	0.19%
Money market and savings deposits	601,808	5,579	0.93%	342,637	1,759	0.51%	258,092	1,172	0.46%
Time deposits	536,964	7,419	1.39%	329,524	3,221	0.98%	316,046	2,647	0.84%
Total interest-bearing deposits	1,381,631	14,288	1.04%	838,543	5,519	0.66%	724,787	4,105	0.57%
Federal funds purchased and other borrowings	16,940	155	0.92%	20,771	90	0.43%	23,015	84	0.37%
Federal Home Loan Bank advances	6,939	118	1.71%	2,260	16	0.71%	15,360	93	0.61%
Long-term debt	18,855	1,005	5.34%	1,699	68	4.01%	448	17	3.81%
Total interest-bearing liabilities	1,424,365	15,566	1.10%	863,273	5,693	0.66%	763,610	4,299	0.56%
Noninterest-bearing deposits	285,729			172,842			139,652
Other liabilities	10,172			6,670			5,492
Total liabilities	1,720,266			1,042,785			908,754
Stockholders’ equity	242,451			145,804			103,478
Total liabilities and stockholders’ equity	$1,962,717			$1,188,589			$1,012,232
Net interest income, taxable equivalent		$76,834			$46,447			$38,336
Interest rate spread (3)			4.22%			4.15%			3.95%
Tax equivalent net interest margin (4)			4.43%			4.29%			4.06%

Percentage of average interest-earning assets to average interest-bearing liabilities			122.2%			125.8%			123.7%
Percentage of average equity to average assets			12.4%			12.3%			10.2%
* Taxable equivalent basis

(1)
Loans include nonaccrual loans. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017 and 2016. The taxable-equivalent adjustment was $10 thousand for 2018, $28 thousand for 2017 and $16 thousand for 2016. Loan fees included in loan income was $2.7 million, $2.5 million, and $2.6 million for 2018, 2017 and 2016, respectively.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017 and 2016. The taxable-equivalent adjustment was $180 thousand, $90 thousand and $55 thousand for 2018, 2017 and 2016, respectively.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate and Volume Analysis

Net interest income, taxable equivalent, increased by $30.4 million between the years ended December 31, 2018 and 2017 and by $8.1 million between the years ended December 31, 2017 and 2016. The following is an analysis of the changes in net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2018 Compared to 2017 Increase (decrease) due to			2017 Compared to 2016 Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans (1)	$6,203	$31,442	$37,645	$1,284	$7,771	$9,055
Taxable Securities	768	375	1,143	319	(308)	11
Tax-exempt securities (2)	91	462	553	11	41	52
Federal funds and other earning assets	358	561	919	245	142	387
Total interest-earning assets	7,420	32,840	40,260	1,859	7,646	9,505

Interest-bearing demand deposits	506	245	751	223	30	253
Money market and savings deposits	2,498	1,322	3,820	197	390	587
Time deposits	2,165	2,033	4,198	460	114	574
Total interest-bearing deposits	5,169	3,600	8,769	880	534	1,414
Federal funds purchased and other borrowings	81	(16)	65	14	(8)	6
Federal Home Loan Bank advances	69	33	102	3	(80)	(77)
Long-term debt	249	688	937	3	48	51
Total interest-bearing liabilities	5,568	4,305	9,873	948	446	1,394

Net interest income	$1,852	$28,535	$30,387	$911	$7,200	$8,111

(1)
Loans include nonaccrual loans. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent in 2018 and 34.0 percent in 2017 and 2016. The taxable-equivalent adjustment was $10 thousand for 2018, $28 thousand for 2017 and $16 thousand for 2016. Loan fees included in loan income was $2.7 million, $2.5 million, and $2.6 million for 2018, 2017 and 2016, respectively.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of of 21.0 percent in 2018 and 34.0 percent in 2017 and 2016. The taxable-equivalent adjustment was $180 thousand, $90 thousand and $55 thousand for 2018, 2017 and 2016, respectively.

Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid..  Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume.  The change attributed to rates and volumes (change in rate times change in volume) is considered above as a change in volume.

Noninterest Income

The following table provides a summary of noninterest income for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Customer service fees	$2,416	$1,374	$1,128
Interchange and debit card transaction fees	573	952	732
Gain on sale of securities	1	144	199
Gain on sale of loans and other assets	1,433	1,276	1,139
Other noninterest income	2,161	1,281	986
Total noninterest income	$6,584	$5,027	$4,183

2018 compared to 2017

Noninterest income totaled $6.6 million in 2018, which was an increase from $5.0 million in 2017. Noninterest income to average assets of 0.34 percent decreased from 0.42 percent in 2017. Primary drivers of the decrease were a change in the accounting treatment form interchange and debit card transaction fees, which starting in 2018 are shown net of direct costs. In 2018, there were gains of $1.4 million on the sale of mortgage loans, SBA loans and other assets compared to $1.3 million in 2017. Other noninterest income of $2.2 million in 2018 increased from $1.3 million in 2017 primarily due to higher income from bank owned life insurance and higher income from investment operations. In 2018, we expect noninterest income to average assets to increase as a result of increased loan sales from the mortgage unit, higher service charges on deposit accounts, increases in income from investment services, and greater other noninterest income.

2017 compared to 2016

Noninterest income totaled $5.0 million in 2017, which was an increase from $4.2 million in 2016. Noninterest income to average assets of 0.42 percent in 2017 increased slightly from 0.41 percent in 2016. Primary drivers of the increase were higher gains higher customer service fees, higher interchange and debit cards fees, and higher other noninterest income. In 2017, there were $1.4 million in customer service fees compared to $1.1 million in 2016 due to higher volumes. Interchange an debit card fees increased from$732 thousand in 2016 to $952 thousand in 2017 due to higher volumes. Other noninterest income of $1.3 million in 2017 increased from $986 thousand in 2016 primarily due to increased revenue as a result of the merger.

Noninterest Expense

The following table provides a summary of noninterest expense for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Salaries and employee benefits	$30,630	$20,743	$17,715
Net occupancy and equipment expense	6,303	4,271	3,996
FDIC insurance	786	466	606
Foreclosed assets	776	132	236
Advertising	873	638	616
Data processing	1,906	1,875	1,893
Professional services	3,647	2,085	2,123
Amortization of other intangible assets	976	346	305
Software as services contracts	2,054	1,398	1,154
Merger expenses	3,781	2,417	—
Other operating expenses	7,224	4,758	3,856
Total noninterest expense	$58,956	$39,130	$32,500

2018 compared to 2017

Noninterest expense totaled $59.0 million in 2018 compared to $39.1 million in 2017. Noninterest expense to average assets decreased from 3.29 percent in 2017 to 3.00 percent in 2018. Salaries and employee benefits, occupancy and equipment, and other noninterest expense categories in 2018 were all higher as a result of post-merger expenses including ten additional months of Capstone expenses, seven additional months of Tennessee Bancshares expenses, and two additional months of Foothills expenses. In 2019, we expect noninterest expense to average assets to increase as anticipated increases in merger expenses offset reductions in core operating expenses.

2017 compared to 2016

Noninterest expense totaled $39.1 million in 2017 compared to $32.5 million in 2016 . Noninterest expense to average assets increased from 3.20 percent in 2016 to 3.29 percent in 2017. Salaries and employee benefits, occupancy and equipment, data processing, and other noninterest expense categories in 2017 were all higher as a result of two full months of post-merger expense. In 2017 noninterest expense was also elevated by $2.4 million of merger expenses, compared to none in 2016.

Income Taxes

2018 compared to 2017

In 2018, income tax expense totaled $3.2 million compared to $6.4 million in 2017. In 2018 the effective tax rate was 15.2 percent, which was lower than normal due to a tax benefit from options exercised in the prior period while the rated of 56.2 percent in 2017 was elevated due to a $2.4 million after-tax charge to write down the Company's deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017. In 2019, we expect our effective tax rate to be in the range of 25 percent.

2017 compared to 2016

In 2017, income tax expense totaled $6.4 million compared to $3.4 million in 2016. The effective tax rate of 56.2 percent in 2017 was elevated due to a $2.4 million after-tax charge to reduce the value of the Company's deferred tax assets as a result of the tax law signed in December compared to 36.7 percent in 2016

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $1.8 billion at December 31, 2018 and $1.3 billion at December 31, 2017. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our net organic loans increased $356.6 million, or 44.9 percent to $1.2 billion at December 31, 2018, from December 31, 2017, primarily as a result of the mergers. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, continued training and recruiting of experienced loan officers has provided us with the opportunity to close larger and more complex deals than we historically have. Finally, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed.

Purchased Loans

Purchased non-credit impaired loans of $584.5 million at December 31, 2018 increased by $93.6 million from December 31, 2017 as a result of the mergers. Also during 2018, our purchased credit impaired (“PCI”) loans increased by $1.4 million to $34.2 million at December 31, 2018. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or our future acquisition activity.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	2018
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$555,915	$286,430	$17,682	$860,027	48.4%
Consumer real estate-mortgage	224,958	173,584	8,712	407,254	22.9%
Construction and land development	134,232	49,061	4,602	187,895	10.6%
Commercial and industrial	234,877	70,820	2,557	308,254	17.3%
Consumer and other	8,627	4,577	605	13,809	0.8%
Total gross loans receivable, net of deferred fees	1,158,609	584,472	34,158	1,777,239	100.0%
Allowance for loan losses	(8,275)	—	—	(8,275)
Total loans, net	$1,150,333	$584,473	$34,158	$1,768,964

	2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$387,313	$237,772	$17,903	$642,988	48.6%
Consumer real estate-mortgage	173,988	112,019	7,450	293,457	22.2%
Construction and land development	97,116	33,173	5,120	135,409	10.2%
Commercial and industrial	135,271	101,958	858	238,087	18.0%
Consumer and other	5,925	5,929	1,463	13,317	1.0%
Total gross loans receivable, net of deferred fees	799,613	490,851	32,794	1,323,258	100.0%
Allowance for loan losses	(5,844)	—	(16)	(5,860)
Total loans, net	$793,769	$490,851	$32,778	$1,317,398

	2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$297,689	$102,576	$14,943	$415,208	51.0%
Consumer real estate-mortgage	135,923	42,875	9,004	187,802	23.1%
Construction and land development	108,390	7,801	1,678	117,869	14.5%
Commercial and industrial	68,235	15,219	1,568	85,022	10.5%
Consumer and other	6,786	689	—	7,475	0.9%
Total gross loans receivable, net of deferred fees	617,023	169,160	27,193	813,376	100.0%
Allowance for loan losses	(5,105)	—	—	(5,105)
Total loans, net	$611,918	$169,160	$27,193	$808,271

	2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$229,203	$120,524	$20,050	$369,777	50.8%
Consumer real estate-mortgage	95,233	53,697	12,764	161,694	22.2%
Construction and land development	73,028	29,755	2,695	105,478	14.5%
Commercial and industrial	53,761	28,422	2,768	84,951	11.7%
Consumer and other	4,692	1,123	—	5,815	0.8%
Total gross loans receivable, net of deferred fees	455,917	233,521	38,277	727,715	100.0%
Allowance for loan losses	(4,354)	—	—	(4,354)
Total loans, net	$451,563	$233,521	$38,277	$723,361

	2014
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$186,444	$3,905	$3,102	$193,451	53.2%
Consumer real estate-mortgage	75,066	1,968	4,380	81,414	22.4%
Construction and land development	52,421	48	36	52,505	14.5%
Commercial and industrial	33,716	—	3	33,719	9.3%
Consumer and other	2,314	—	—	2,314	0.6%
Total gross loans receivable, net of deferred fees	349,961	5,921	7,521	363,403	100.0%
Allowance for loan losses	(3,880)	—	—	(3,880)
Total loans, net	$346,081	$5,921	$7,521	$359,523

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year (dollars in thousands).

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$119,165	$430,911	$309,951	$860,027	$484,199	$256,663
Consumer real estate-mortgage	46,742	172,854	187,658	407,254	133,332	227,180
Construction and land development	84,855	70,949	32,091	187,895	43,704	59,336
Commercial and industrial	107,826	127,006	73,422	308,254	164,744	35,684
Consumer and other	6,286	6,314	1,209	13,809	6,308	1,215
Total Loans	$364,874	$808,034	$604,331	$1,777,239	$832,287	$580,078

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

Nonperforming loans as a percentage of gross loans, net of deferred fees, was 0.18 percent as of December 31, 2018, compared to 0.25 percent as of December 31, 2017. Total nonperforming assets as a percentage of total assets as of December 31, 2018 totaled 0.25 percent compared to 0.34 percent as of December 31, 2017. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless they are 90 days or greater past due. In 2018, there was $124 thousand in interest income recognized on nonaccrual and restructured loans compared to the $222 thousand in gross interest income that would have been recognized if the loans had been current in accordance with their original terms.

The following table summarizes the Company's nonperforming assets as of December 31 for the periods presented.

(Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans	$2,696	$1,764	$1,415	$2,252	$5,067
Accruing loans past due 90 days or more (1)	584	1,509	699	502	—
Total nonperforming loans	3,280	3,273	2,114	2,754	5,067
Foreclosed assets	2,495	3,254	2,386	5,358	4,983
Total nonperforming assets	$5,775	$6,527	$4,500	$8,112	$10,050
Restructured loans not included above	$116	$41	$166	$3,693	$1,937

(1)	Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At December 31, 2018 problem loans amounted to approximately $784.0 thousand or 0.04 percent of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank's primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of December 31, 2018 and December 31, 2017, our allowance for loan losses was $8.3 million and $5.9 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in 2018 as compared to 2017 is primarily the result of increases in organic loan growth offset slightly by improving overall credit metrics within our portfolio. Our allowance for loan loss as a percentage of total loans has increased from 0.44 percent at December 31, 2017 to 0.47 percent at December 31, 2018. As a percentage of organic loans the allowance for loan losses decreased slightly from 0.73 percent at December 31, 2017 to 0.71 percent at December 31, 2018. In 2019, we expect the allowance to organic loans to remain in the range of 0.70 to 0.80 percent.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. At December 31, 2018, the remaining accretable yield was approximately $7.1 million. Also at the end of 2018, the balance on PCI loans was $48.4 million and the carrying value was $34.2 million, for a net difference of $14.2 million in discounts. These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount to determine if additional provisioning should be recognized. At December 31, 2018, there was no allowance on PCI loans. The judgments and estimates associated with our allowance determination are described in Note 1 in the “Notes to Consolidated Financial Statements.”

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$3,639	44.0%	$2,465	42.1%	$2,369	46.4%	$1,906	43.8%	$1,734	44.7%
Consumer real estate-mortgage	1,789	21.6%	1,596	27.2%	1,382	27.1%	1,015	23.3%	906	23.3%
Construction and land development	795	9.6%	521	8.9%	717	14.0%	627	14.4%	690	17.8%
Commercial and industrial	1,746	21.1%	1,062	18.1%	520	10.2%	777	17.8%	524	13.5%
Consumer and other	306	3.7%	216	3.7%	117	2.3%	29	0.7%	26	0.7%
Total allowance for loan losses	$8,275	100.0%	$5,860	100.0%	$5,105	100.0%	$4,354	100.0%	$3,880	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans offset by improvements of our loan portfolio and the reduction of nonperforming loans and net charge-offs, which is largely influenced by the overall improvement in the economies in our market areas. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans were approximately $534 thousand at December 31, 2018, compared to $445 thousand at December 31, 2017. Additional information on the allocation of the allowance between performing and impaired loans is provided in Note 4-Loans and Allowance for Loan Losses to our audited consolidated financial statements.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for each of the years in the five-year period ended December 31, 2018 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	2018	2017	2016	2015	2014
Balance at beginning of period	$5,860	$5,105	$4,354	$3,880	$4,136
Provision for loan losses	2,936	783	788	923	432
Charged-off loans:
Commercial real estate	(38)	—	—	(95)	—
Consumer real estate	(275)	(111)	(102)	(247)	(623)
Construction and land development	—	—	(14)	(50)	(7)
Commercial and industrial	(177)	(24)	(35)	—	(118)
Consumer and other	(370)	(141)	(155)	(114)	(65)
Total charged-off loans	(860)	(276)	(306)	(506)	(813)
Recoveries of previously charged-off loans:
Commercial real estate	2	8	45	—	2
Consumer real estate	100	99	76	—	—
Construction and land development	9	13	22	26	—
Commercial and industrial	72	67	58	19	—
Consumer and other	156	61	68	12	123
Total recoveries of previously charged-off loans	339	248	269	57	125
Net charge-offs	(521)	(28)	(37)	(449)	(688)
Balance at end of period	$8,275	$5,860	$5,105	$4,354	$3,880
Ratio of allowance for loan losses to total loans outstanding at end of period	0.47%	0.44%	0.63%	0.60%	1.07%
Ratio of net charge-offs to average loans outstanding for the period	(0.03)%	—%	—%	(0.09)%	(0.20)%

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

Investment Portfolio

Our investment portfolio which is carried at fair market value, consisting primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities amounted to $201.7 million and $151.9 million at December 31, 2018 and 2017, respectively. This increase was a result of purchasing additional investments from liquidity received through the sale of the investment portfolios after the two mergers. In 2016, the investment portfolio amounted to $131.0 million million and it increased in 2017 to $151.9 million as a result purchasing additional investments from liquidity received through the sale of the investment portfolios after the Capstone merger. Our investment to asset ratio has decreased from 12.1 percent at December 31, 2016, to 8.8 percent at December 31, 2017, and then increased slightly to 8.9 percent at December 31, 2018. Over the last several years we have reduced the ratio of investments to total assets and the absolute level of investment securities on our balance sheet as we have allocated more funding to loans. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the amortized cost of the Company’s investment securities. In 2018, 2017, and 2016, all investment securities were classified as available for sale.

Investment Securities
(in thousands)

	2018	2017	2016
U.S. Government-sponsored enterprises (GSEs)	$44,117	$26,207	$18,279
Municipal securities	55,248	9,122	8,182
Other debt securities	977	974	—
Mortgage-backed securities	103,875	117,263	104,585
Total securities	$204,217	$153,566	$131,046

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

Expected Maturity of Investment Securities
As of December 31, 2018
(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Government-sponsored enterprises (GSEs)	$3,000	$33,000	$8,117	$—	$44,117
Municipal securities	112	—	5,494	49,642	55,248
Other debt securities	—	—	977	—	977
Mortgage-backed securities	—	9,820	18,944	75,111	103,875
Total securities available for sale	$3,112	$42,820	$33,532	$124,753	$204,217
Weighted average yield (1)	1.45%	2.39%	2.23%	3.33%	2.95%
(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts ("IRAs") and certificates of deposit ("CDs"). These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2018, brokered deposits represented approximately 12.6 percent of total deposits.

The composition of the deposit portfolio, by category, as of December 31, 2018 was as follows: 33.8 percent in time deposits, 33.4 percent in money market and savings, 16.2 percent in interest-bearing demand deposit, and 16.6 percent in noninterest-bearing demand deposits. The composition of the deposit portfolio, by category, as of December 31, 2017 was as follows: 30.8 percent in time deposits, 37.8 percent in money market and savings, 16.1 percent in interest-bearing demand deposit, and 15.3 percent in noninterest-bearing demand deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for 2018 and 2017.

	2018			2017
	Average			Average
(Dollars in thousands)	Balance	% of Total	Average Rate	Balance	% of Total	Average Rate
Noninterest-bearing demand	$285,729	17.1%	—	$172,842	17.1%	—
Interest-bearing demand	242,859	14.6%	0.53%	166,382	16.5%	0.32%
Money market and savings	601,808	36.1%	0.93%	342,637	33.9%	0.51%
Time deposits	536,964	32.2%	1.39%	329,524	32.5%	0.98%
Total average deposits	$1,667,360	100.0%	0.86%	$1,011,385	100.0%	0.54%

During 2018 the overall mix of average deposits has shifted to a higher percentage of noninterest-bearing demand deposits, interest-bearing demand accounts, and time deposits with a reduction in the percentage of deposits held in money market and savings deposits. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.86 percent in 2018 compared to 0.54 percent in 2017 as deposit costs increased with rising interest rates.

Total deposits as of December 31, 2018 were $1,922.0 million, which was an increase of $483.4 million from December 31, 2017. As of December 31, 2018, the Company had outstanding time deposits under $100,000 of $309.3 million, time deposits over $100,000 of $605.3 million, and a time deposit fair value adjustment of $759 thousand. The following table summarizes the maturities of time deposits $100,000 or more as of December 31, 2018.

December 31,
(Dollars in thousands)	2018

Remaining maturity:
Three months or less	$97,907
Three to six months	99,517
Six to twelve months	217,597
More than twelve months	190,282
Total	$605,303

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital for debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Short-term borrowings totaled $11.2 million December 31, 2018, and consisted primarily of federal funds purchased. Short-term borrowings totaled $33.6 million at December 31, 2017, and consisted entirely of federal funds purchased. Short-term borrowings totaled $18.5 million at December 31, 2016, and consisted of $5.0 million in FHLB advances maturing within twelve months and $13.5 million federal funds purchased. Long-term debt totaled $39.2 million at December 31, 2018 and consisted of subordinated debt. Long-term debt totaled $10 million at December 31, 2017 and consisted of one line of credit that matures in 2022. There was no long-term debt outstanding at December 31, 2016.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Banks' Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At December 31, 2018 and 2017, our capital ratios, including our Banks’ capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our Bank, if necessary. Additional information on capital is provided in Note 14-Regulatory Matters to our audited consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2018, we had $333.9 million of pre-approved but unused lines of credit and $12.2 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additional information about our off-balance sheet risk exposure is presented in Note 13—Commitments and Contingencies to our audited consolidated financial statements.

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

We were in compliance with our earnings simulation model policies as of December 31, 2018, indicating what we believe to be a slightly asset sensitive profile.

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

At December 31, 2018, our model results indicated that we were within these policy limits.

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

Allowance for loan losses – In establishing the allowance we take into account reserves required for impaired loans, historical charge-offs for loan types, and a variety of qualitative factors including economic outlook, portfolio concentrations, and changes in portfolio credit quality. Many of the qualitative factors are measurable but there is also a level of subjective assumptions. If those assumptions change it could have a material impact on the level of the allowance required and as a result the earnings of the Company. As an example an increase in the amount of the reserve to organic loans of 0.05 percent in 2018 would have resulted in a reduction of approximately 3 percent in pre-tax income.

Fair values for acquired assets and assumed liabilities- Assets and liabilities acquired are recorded at their respective fair values as of the date of the acquisition. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities is allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As of December 31, 2018 there was approximately $66.1 million in goodwill. The Company has not identified any triggering events that would indicate potential impairment of goodwill.

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

Valuation of foreclosed assets - Foreclosed assets are initially recorded at fair value less selling costs. If the fair value decreases the assets are written down. As of December 31, 2018, there was approximately $2.5 million in foreclosed assets carried at a 23.3 percent discount to appraisal values.

Valuation of deferred tax assets- Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not that the tax position will be realized or sustained upon examination. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2018, there were approximately $5.6 million in net deferred tax assets.

Evaluation of investment securities for other than temporary impairment- We evaluate investment securities for other than temporary impairment taking into account if we do not have the intent to sell a debt security prior to recovery and it is more likely than not that we will not have to sell the debt security prior to recovery, the security would not be considered other than temporarily impaired unless a credit loss has occurred in the security. Temporary impairments are recognized on the balance sheet in other comprehensive income / loss. If a security becomes permanently impaired the impairment expense would be recognized and reduce earnings. As of December 31, 2018, there was approximately $3.0 million in gross unrealized losses on investment securities that were classified as temporarily impaired.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SMARTFINANCIAL, INC. AND SUBSIDIARY

Report on Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by SEC guidance, management excluded from its assessment the operations of the Southern Community Bank acquisition made during 2018, which is described in Note 2 of the Consolidated Financial Statements. The total assets of Southern Community Bank acquired represented approximately 10 percent of the Company’s total consolidated assets as of December 31, 2018 and 8 percent of consolidated revenue for the year then ended. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective based on the specified criteria. As permitted by SEC guidance, management excluded from its assessment the operations of the Foothills Bank & Trust acquisition made during 2018, which is described in Note 2 of the Consolidated Financial Statements. The total assets of Foothills Bank & Trust acquired represented approximately 10 percent of the Company’s total consolidated assets as of December 31, 2018 and 1 percent of consolidated revenue for the year then ended. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective based on the specified criteria.

Dixon Hughes Goodman LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SmartFinancial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of SmartFinancial, Inc. and Subsidiary (the "Company") as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial tatements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2018.

Atlanta, Georgia
March 18, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SmartFinancial, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SmartFinancial, Inc. and Subsidiary (the “Company”)’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, SmartFinancial, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2018 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended and our report dated March 18, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in Management’s Report on Internal Control over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2018 has excluded Southern Community Bank (“Southern”) acquired on May 1, 2018 and Foothills Bank & Trust (“Foothills”) acquired on November 1, 2018. We have also excluded Southern and Foothills from the scope of our audit of internal control over financial reporting. Southern and Foothills represented 8 percent and 1 percent of consolidated revenues (total interest income and total noninterest income) for the year ended December 31, 2018, and 10 percent and 10 percent of consolidated total assets as of December 31, 2018, respectively.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 18, 2019

SmartFinancial, Inc. and Subsidiary
Consolidated Financial Statements
Consolidated Balance Sheets
December 31, 2018 and 2017

	2018	2017
ASSETS

Cash and due from banks	$40,015,438	$64,097,287
Interest-bearing deposits at other financial institutions	75,807,021	41,965,597
Federal funds sold	—	6,964,000

Total cash and cash equivalents	115,822,459	113,026,884

Securities available-for-sale	201,687,683	151,944,567
Restricted investments, at cost	11,499,000	6,430,700
Loans, net of allowance for loan losses of $8,275,055 in 2018 and $5,860,291 in 2017	1,768,963,569	1,317,397,909
Bank premises and equipment, net	56,012,184	43,000,249
Foreclosed assets	2,495,458	3,254,392
Goodwill and core deposit intangible, net	79,033,607	50,836,840
Cash surrender value of life insurance	24,381,485	21,646,894
Other assets	14,513,890	13,232,247

Total assets	$2,274,409,335	$1,720,770,682

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand deposits	$319,861,237	$220,520,287
Interest-bearing demand deposits	311,482,434	231,643,508
Money market and savings deposits	641,944,880	543,644,830
Time deposits	648,675,440	442,774,094

Total deposits	1,921,963,991	1,438,582,719

Securities sold under agreement to repurchase	11,755,923	24,054,730
Federal funds purchased and other borrowings	11,242,533	43,600,000
Subordinated debt	39,176,947	—
Accrued expenses and other liabilities	7,258,460	8,681,393

Total liabilities	1,991,397,854	1,514,918,842

Stockholders' equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; None issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock - $1 par value; 40,000,000 shares authorized; 13,933,504 and 11,152,561 shares issued and outstanding in 2018 and 2017, respectively	13,933,504	11,152,561
Additional paid-in capital	231,851,730	174,008,753
Retained earnings	39,990,990	21,888,575
Accumulated other comprehensive loss	(2,764,743)	(1,198,049)

Total stockholders' equity	283,011,481	205,851,840

Total liabilities and stockholders' equity	$2,274,409,335	$1,720,770,682

See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Income
For the years ended December 31, 2018 and 2017

	2018	2017
INTEREST INCOME
Loans, including fees	$86,469,051	$48,805,647
Securities and interest-bearing deposits at other financial institutions	5,147,002	2,862,825
Federal funds sold and other earning assets	594,093	353,924
Total interest income	92,210,146	52,022,396

INTEREST EXPENSE
Deposits	14,288,090	5,518,350
Securities sold under agreements to repurchase	44,509	61,933
Subordinated debt	603,045	—
Federal funds purchased and other borrowings	630,533	113,070
Total interest expense	15,566,177	5,693,353
Net interest income before provision for loan losses	76,643,969	46,329,043
Provision for loan losses	2,936,472	782,687
Net interest income after provision for loan losses	73,707,497	45,546,356

NONINTEREST INCOME
Customer service fees	2,416,126	1,374,068
Interchange and debit card transaction fees	573,194	952,294
Gain on sale of securities	1,255	143,508
Gain on sale of loans and other assets	1,432,652	1,275,925
Other noninterest income	2,160,888	1,281,493
Total noninterest income	6,584,115	5,027,288

NONINTEREST EXPENSES
Salaries and employee benefits	30,629,961	20,743,153
Net occupancy and equipment expense	6,303,466	4,271,289
FDIC insurance	786,105	465,844
Foreclosed assets	775,535	131,703
Advertising	872,547	637,600
Data processing	1,905,777	1,875,462
Professional services	3,647,164	2,084,735
Amortization of intangible assets	976,195	346,435
Software as services contracts	2,054,411	1,398,018
Merger expenses	3,780,785	2,417,070
Other operating expenses	7,223,848	4,758,480
Total noninterest expenses	58,955,794	39,129,789
Income before income tax expense	21,335,818	11,443,855
Income tax expense	3,233,403	6,428,791
Net income	18,102,415	5,015,064
Preferred stock dividends	—	195,000
Net income available to common stockholders	$18,102,415	$4,820,064

EARNINGS PER COMMON SHARE
Basic	$1.46	$0.56
Diluted	1.45	0.55
Weighted average common shares outstanding
Basic	12,423,618	8,639,212
Diluted	12,517,640	8,793,527
Dividends per common share	N/A	N/A
See Notes to Consolidated Financial Statements
SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2018 and 2017

	2018	2017
Net income	$18,102,415	$5,015,064

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the year, net of tax (benefit) expense of $(514,287) and $55,405 in 2018 and 2017, respectively	(1,565,719)	90,381

Reclassification adjustment for gains included in net income, net of tax expense of $280 and $54,533 in 2018 and 2017, respectively	(975)	(88,975)
	(1,566,694)	1,406

Effect of tax rate change on unrealized gains (losses) on available-for-sale securities	—	(197,215)

Total other comprehensive loss	(1,566,694)	(195,809)

Comprehensive income	$16,535,721	$4,819,255

See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2018 and 2017

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
BALANCE, December 31, 2016	$12,000	$5,896,033	$83,463,051	$16,871,296	$(1,002,240)	$105,240,140

Net income	—	—	—	5,015,064	—	5,015,064

Other comprehensive gain	—	—	—	—	1,406	1,406

Reclassification adjustment for tax rate change		—	—	197,215	(197,215)	—

Issuance of common stock	—	1,840,000	31,094,676	—	—	32,934,676

Issuance of stock grants	—	1,511	30,280	—	—	31,791

Shares issued to shareholders of Capstone Bancshares, Inc.	—	2,908,094	66,875,727	—	—	69,783,821

Redemption of preferred stock	(12,000)	—	(11,988,000)	—	—	(12,000,000)

Exercise of stock options	—	506,923	4,378,723	—	—	4,885,646

Dividends on preferred stock	—	—	—	(195,000)	—	(195,000)

Stock compensation expense	—	—	154,296	—	—	154,296

BALANCE, December 31, 2017	—	11,152,561	174,008,753	21,888,575	(1,198,049)	205,851,840

Net income	—	—	—	18,102,415	—	18,102,415

Other comprehensive loss	—	—	—	—	(1,566,694)	(1,566,694)

Shares issued to shareholders of FootHills BancCorp, net	—	1,183,232	22,783,563	—	—	23,966,795

Issuance of stock grants and restricted stock	—	5,947	3,115	—	—	9,062

Shares issued to shareholders of TN Bancshares Inc, net	—	1,458,981	33,272,941	—	—	34,731,922

Exercise of stock options	—	132,783	1,386,461	—	—	1,519,244

Stock compensation expense	—	—	396,897	—	—	396,897

BALANCE, December 31, 2018	$—	$13,933,504	$231,851,730	$39,990,990	$(2,764,743)	$283,011,481

See Notes to Consolidated Financial Statements.

SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,102,415	$5,015,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	(3,717,501)	(1,691,396)
Provision for loan losses	2,936,472	782,687
Stock compensation expense	396,897	154,296
Gains from redemption and sale of securities available-for-sale	(1,255)	(143,508)
Deferred income tax expense	2,431,705	1,599,000
Income on bank owned life insurance, net	(595,718)	(295,040)
Loss on disposal of fixed assets	41,215	—
Net gains from sale of loans and other assets	(1,432,652)	(1,275,925)
Net losses from sale of foreclosed assets	643,215	47,795
Loans originated for sale	(52,070,349)	(35,547,322)
Proceeds from sale of loans originated for sale	55,761,398	35,576,882
Changes in other assets and liabilities:
Accrued interest receivable	(377,666)	(331,347)
Accrued interest payable	816,740	31,488
Other assets and liabilities	(2,110,950)	(2,682,548)

Net cash provided by operating activities	20,823,966	1,240,126

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available-for-sale	(72,149,260)	(53,998,043)
Proceeds from sales, maturities, and paydowns of securities available-for-sale	93,478,332	82,636,066
(Purchase) redemption of restricted investments	(4,053,000)	246,350
Purchase of bank owned life insurance	—	(10,000,000)
Loan originations and principal collections, net	(117,642,156)	(66,724,124)
Purchase of bank premises and equipment	(3,846,490)	(2,798,898)
Proceeds from sale of foreclosed assets	4,972,526	82,864
Net cash and cash equivalents paid (received) in business combinations	4,365,193	(178,312)

Net cash used in investing activities	(94,874,855)	(50,734,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	95,073,483	50,474,866
Net decrease in securities sold under agreements to repurchase	(12,599,642)	(2,567,254)
Issuance of common stock	1,528,306	37,852,113
Payment of dividends on preferred stock	—	(195,000)
Redemption of preferred stock	—	(12,000,000)
Net proceeds from subordinated debt	39,158,444	—
Repayment of Federal Home Loan Bank advances and other borrowings	(221,691,352)	(119,196,383)
Proceeds from Federal Home Loan Bank advances and other borrowings	175,377,225	139,404,205

Net cash provided by financing activities	76,846,464	93,772,547

	2018	2017
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,795,575	44,278,576

CASH AND CASH EQUIVALENTS, beginning of year	113,026,884	68,748,308

CASH AND CASH EQUIVALENTS, end of year	$115,822,459	$113,026,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$14,749,437	$5,399,749
Cash paid during the period for income taxes	856,756	3,531,984

NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized losses on securities available-for-sale	$2,081,261	$(2,276)
Acquisition of real estate through foreclosure	4,439,866	588,775
Transfer from Bank premises to foreclosed assets	(1,289,102)	—
Change in goodwill due to acquisitions	23,212,962	38,707,620
Financed sales of foreclosed assets	1,601,471	—

See Notes to Consolidated Financial Statements

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 1. Summary of Significant Accounting Policies

Nature of Business:

SmartFinancial, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the "Bank"). The Company provides a variety of financial services to individuals and corporate customers through its offices in Tennessee, Alabama, Florida, and Georgia. The Company's primary deposit products are interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets and deferred taxes, other than temporary impairments of securities, the fair value of financial instruments, goodwill, and business combination elements (Day 1 and Day 2 Valuation).

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

The Bank is required to maintain average balances in cash or on deposit with the Federal Reserve Bank. The reserve requirement was $36.7 million and $16.5 million at December 31, 2018 and 2017, respectively.

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

Securities:

Management has classified all securities as available-for-sale. Securities available-for-sale are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The Company evaluates securities quarterly for other than temporary impairment using relevant accounting guidance specifying that (a) if the Company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other than temporarily impaired unless a credit loss has occurred in the security. If management does not intend to sell the security and it is more likely than not that they will not have to sell the security before recovery of the cost basis, management will recognize the credit component of an other-than- temporary impairment of a debt security in earnings and the remaining portion in other comprehensive loss.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 1. Summary of Significant Accounting Policies, Continued

Securities (continued):

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

Restricted Investments:

The Company is required to maintain an investment in capital stock of various entities. Based on redemption provisions of these entities, the stock has no quoted market value and is carried at cost. At their discretion, these entities may declare dividends on the stock. Management reviews restricted investments for impairment based on the ultimate recoverability of the cost basis in these stocks.

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

Loans Held for Sale:

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value. When a loan is placed in the held-for-sale category, we stop amortizing the related deferred fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold. Loans held for sale primarily represent mortgage loans on one-to-four family dwellings ("Mortgage") and to a lesser extent the portion of Small Business Administration (“SBA”) loans intended to be sold. Realized gains and losses for Mortgage loans are recognized when legal title to the loans has been transferred to the purchaser and sales proceeds have been received and are reflected in the accompanying consolidated statement of income in gains on sale of loans and other assets. We generally sell the guaranteed portion of SBA loans in the secondary market and retain the unguaranteed portion in our portfolio. Upon sale of the guaranteed portion of an SBA loan, we recognize a portion of the gain on sale into income and defer a portion of the gain related to the relative fair value of the unguaranteed loan balance we retain. The deferred gain is amortized into income over the remaining life of the loan. Gains and losses on sales of loans held for sale are included in the Consolidated Statements of Operations in gains on sale of loans and other assets.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 1. Summary of Significant Accounting Policies, Continued

Acquired Loans:

Acquired loans are those acquired in business combinations by the Company or Bank. The fair values of acquired loans with evidence of credit deterioration, Purchased Credit Impaired loans (“PCI loans”), are recorded net of a nonaccretable discount and accretable discount. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is the nonaccretable discount, which is included in the carrying amount of acquired loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from nonaccretable to accretable with a positive impact on the accretable discount. Acquired loans are initially recorded at fair value at acquisition date. Accretable discounts related to certain fair value adjustments are accreted into income over the estimated lives of the loans.

The Company accounts for PCI loans acquired in the acquisition using the expected cash flows method of recognizing discount accretion based on the acquired loans' expected cash flows. Management recasts the estimate of cash flows expected to be collected on each acquired impaired loan pool periodically. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. Acquired impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans, even if they would otherwise qualify for such treatment. Purchased performing loans are recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. Such estimated credit losses are recorded as nonaccretable discounts in a manner similar to purchased impaired loans. The fair value discount other than for credit loss is accreted as an adjustment to yield over the estimated lives of the loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition.

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
December 31, 2018 and 2017

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
December 31, 2018 and 2017

Note 1. Summary of Significant Accounting Policies, Continued

Foreclosed Assets:

Foreclosed assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent write-downs to the value are expensed. The amount of residential real estate where physical possession had been obtained included within foreclosed assets at December 31, 2018 and 2017 was $400 thousand and $546 thousand, respectively. There was no residential real estate in process of foreclosure at December 31, 2018 and December 31, 2017.

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

Goodwill and Intangible Assets:

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity does a qualitative assessment and determines that this is the case, or if a qualitative assessment is not performed, it is required to perform additional goodwill impairment testing to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on a qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The Company performs its annual goodwill impairment test as of December 31 of each year. For 2018, the results of the qualitative assessment provided no indication of potential impairment. Goodwill will continue to be monitored for triggering events that may indicate impairment prior to the next scheduled annual impairment test.

Intangible assets consist of core deposit premiums created as a result of Business Combinations by the Company or Bank where deposits are assumed. The core deposit premium is initially recognized based on a valuation performed as of the consummation date. The core deposit premium is amortized over the average remaining life of the acquired customer deposits. Amortization expense relating to these intangible assets was $976 thousand and $346 thousand for the years ended December 31, 2018 and 2017, respectively. The intangible assets were evaluated for impairment as of December 31, 2018, and based on that evaluation it was determined that there was no impairment.

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 1. Summary of Significant Accounting Policies, Continued

Derivative Instruments:

In accordance with ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the accompanying consolidated balance sheet at their respective fair values. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings in the period of change.

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

Advertising Costs:

The Company expenses all advertising costs as incurred. Advertising expense was $873 thousand and $638 thousand for the years ended December 31, 2018 and 2017, respectively.

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

Stock Compensation Plans:

At December 31, 2018, the Company had options outstanding under stock-based compensation plans, which are described in more detail in Note 11. The plans have been accounted for under the accounting guidance (FASB ASC 718, Compensation - Stock Compensation) which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and stock or other stock based awards.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 1. Summary of Significant Accounting Policies, Continued

Stock Compensation Plans(continued):

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

Comprehensive Income:

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Unrealized gains and losses on available for sale securities are the only component of accumulated other comprehensive loss.

Fair Value of Financial Instruments:

Fair values of financial instruments are estimates using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 1. Summary of Significant Accounting Policies, Continued

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

Earnings Per Common Share:

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to restricted stock and outstanding stock options and are determined using the treasury stock method.

Segment Reporting:

ASC Topic 280, Segment Reporting, provides for the identification of reportable segments on the basis of distinct business units and their financial information to the extent such units are reviewed by an entity’s chief decision maker (which can be an individual or group of management persons). ASC Topic 280 permits aggregation or combination of segments that have similar characteristics. In the Company’s operations, each bank branch is viewed by management as being a separately identifiable business or segment from the perspective of monitoring performance and allocation of financial resources. Although the branches operate independently and are managed and monitored separately, each is substantially similar in terms of business focus, type of customers, products, and services. Accordingly, the Company’s consolidated financial statements reflect the presentation of segment information on an aggregated basis in one reportable segment.

Recently Issued Not Yet Effective Accounting Pronouncements:

The following is a summary of recent authoritative pronouncements not yet in effect that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In February 2016, the FASB issued guidance that requires lessees to recognize almost all leases on their balance sheet as a right of-use asset and a lease liability in ASU 2016-2: Leases (Topic 842). For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 including interim periods within those fiscal years. The Company has several lease agreements, such as branch locations, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated balance sheets, along with our regulatory capital ratios.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

In December 2018, the FASB also issued ASU 2018-20, Leases (Topic 842) - Narrow-Scope Improvements for Lessors, which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-2, ASU 2018-11 and ASU 2018-20 on January 1, 2019, the Company expects to recognize right-of-use assets and related lease liabilities totaling $2.6 million and $2.7 million, respectively. The Company expects to elect to apply certain practical expedients provided under ASU 2016-02 whereby the Company will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The Company expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet. The Company expect to utilize the modified-retrospective transition approach prescribed by ASU 2018-11.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changed the credit loss model on financial instruments measured at amortized cost, available for sale securities and certain purchased financial instruments. Credit losses on financial instruments measured at amortized cost will be determined using a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Purchased financial assets with more-than insignificant credit deterioration since origination ("PCD assets" which are currently named "PCI Loans") measured at amortized cost will have an allowance for credit losses established at acquisition as part of the purchase price. Subsequent increases or decreases to the allowance for credit losses on PCD assets will be recognized in the income statement. Interest income should be recognized on PCD assets based on the effective interest rate, determined excluding the discount attributed to credit losses at acquisition. Credit losses relating to available-for-sale debt securities will be recognized through an allowance for credit losses. The amount of the credit loss is limited to the amount by which fair value is below amortized cost of the available-for-sale debt security. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for the Company and other SEC filers. Early adoption is permitted and if early adopted, all provisions must be adopted in the same period. The amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period adopted. A prospective approach is required for securities with other than temporary impairment recognized prior to adoption.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

The guidance of ASU 2016-13 was recently amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which changed the effective date for non-public companies and clarified that operating lease receivables are not within the scope of the standard.

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

As part of its Simplification Initiative, the FASB has issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU No. 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation (which previously only included payments to employees), to include share-based payment transactions for acquiring goods and services from non-employees. This required entities to apply the requirements of Topic 718 to non-employee awards, except for specific guidance on inputs to an option pricing model and the attribution of cost (i.e., the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). Additionally, the amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in the grantor’s own operations by issuing share-based payment awards, and clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments are effective for fiscal years beginning after December 15, 2018, and for the interim periods within those years. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 clarifies certain aspects of ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which was issued in April 2015. Specifically, ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 does not affect the accounting for the service element of a hosting arrangement that is a service contract. ASU 2018-15 will be effective for us on January 1, 2020, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. ASU 2018-16 will be effective for the Company on January 1, 2019 and is not expected to have a significant impact on our financial statements.

Recently Issued and Adopted Accounting Pronouncements:

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

Under ASU 2014-09, we adopted new policies related to revenue recognition. In general, for revenue not associated with financial instruments, guarantees and lease contracts, we apply the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when performance obligation is satisfied. Our contracts with customers are generally short term in nature, typically due within one year or less or cancellable by us or our customer upon a short notice period. Performance obligations for our customer contracts are generally satisfied at a single point in time, typically when the transaction is complete, or over time. For performance obligations satisfied over time, we primarily use the output method, directly measuring the value of the products/services transferred to the customer, to determine when performance obligations have been satisfied. We typically receive payment from customers and recognize revenue concurrent with the satisfaction of our performance obligations. In most cases, this occurs within a single financial reporting period. For payments received in advance of the satisfaction of performance obligations, revenue recognition is deferred until such time the performance obligations have been satisfied. In cases where we have not received payment despite satisfaction of our performance obligations, we accrue an estimate of the amount due in the period our performance obligations have been satisfied. For contracts with variable components, only amounts for which collection is probable are accrued. We generally act in a principal capacity, on our own behalf, in most of

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 1. Summary of Significant Accounting Policies, Continued

Recently Issued and Adopted Accounting Pronouncements (continued):

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

Based on our underlying contracts, ASU 2014-09 requires us to report network costs associated with debit card and ATM transactions netted against the related fees from such transactions. Previously, such network costs were reported as a component of other noninterest expense. For the twelve months period ended December 31, 2018, gross interchange and debit card transaction fees totaled $1.6 million while related network costs totaled $1.0 million. On a net basis, we reported $573 thousand as interchange and debit card transaction fees in the accompanying Consolidated Statement of Income for the twelve months period ended December 31, 2018.

For the twelve months period ended December 31, 2017 we reported interchange and debit card transaction fees totaling $952 thousand on a gross basis in the accompanying Consolidated Statement of Income while related network costs totaling $595 thousand were reported in other operating expenses included as a component of other noninterest expense.

ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities, makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in Accumulated Other Comprehensive Income. ASU 2016-01 became effective for the Company on January 1, 2018 and there was no adjustment to retained earnings. ASU 2016-01 also emphasizes the e xisting requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting this standard. The refined calculation is disclosed Note 16 - Fair Value Disclosures.

ASU 2017-09, Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815 to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities to better align the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting. The Company early adopted the standard and it does not have a significant impact on our financial statements.

Reclassifications:

Certain captions and amounts in the 2017 consolidated financial statements were reclassified to conform to the 2018 presentation. Such reclassifications had no effect on net income and shareholders’ equity.

Pending Merger with Entegra Financial, Corp.

On January 15, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Entegra Financial, Corp., a North Carolina corporation (“Entegra”). The Merger Agreement was approved and adopted by the board of directors of SmartFinancial and the board of directors of Entegra. Under the terms and subject to the conditions of the Merger Agreement each outstanding share of Entegra common stock (other than certain excluded) will be converted into the right to receive 1.215 shares of SmartFinancial common stock. As of January 15, 2019, Entegra had 6,917,703 (unaudited) shares of common stock outstanding.

Acquisition of Foothills Bancorp, Inc.

On November 1, 2018, the Company completed it's merger with Foothills Bancorp, Inc., a Tennessee corporation ("Foothills Bancorp"), pursuant to an Agreement and Plan of Merger dated June 27, 2018 (the "Foothills Bancorp merger agreement"), by and among SmartFinancial, FootHills Bancorp, and Foothills Bank, a Tennessee-chartered commercial bank and wholly owned subsidiary of Foothills Bancorp. Foothills Bancorp merged with and into SmartFinancial, with SmartFinancial continuing as the surviving corporation. Immediately following the merger, Foothills Bank merged with and into the Bank continuing as the surviving banking corporation.
Pursuant to the Foothills Bancorp merger agreement, each outstanding share of Foothills Bancorp common stock was converted into and cancelled in exchange to the right to receive $1.75 in cash and 0.666 shares of SmartFinancial common stock. SmartFinancial issued 1,183,232 shares of SmartFinancial common stock and paid $3.1 million in cash as consideration for the merger plus $3.0 million in consideration for Foothills Banccorp Director and management stock options. SmartFinancial did not issue fractional shares of its common stock in connection with the merger, but instead paid cash in lieu of fractional shares based on the volume weighted average closing price of SmartFinancial common stock on the Nasdaq Capital Market for the 10 consecutive trading days ending on (and including) October 31, 2018 (calculated as $22.46).
After the merger, shareholders of SmartFinancial owned approximately 91 percent of the outstanding common stock of the combined entity on a fully diluted basis, after taking into account the exchange ratio.

The merger was effected by the issuance of shares of SmartFinancial stock along with cash consideration to the shareholders of Foothills Bancorp. The assets and liabilities of Foothills Bancorp as of the effective date of the merger were recorded at their respective estimated fair values and combined with those of SmartFinancial. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill from the transaction was $7.5 million, none of which is deductible for income tax purposes.

In periods following the Foothills Bancorp merger, the financial statements of the combined entity will include the results attributable to Foothills Bank beginning on the date the merger was completed. In the twelve months period ended December 31, 2018, the revenues and net income attributable to Foothills Bank were approximately $1.5 million and $876 thousand, respectively.

The pro-forma impact to 2018 revenues and net income if the merger had occurred on January 1, 2018 would have been $11.0 million and $1.6 million for the twelve months period ending December 31, 2018, respectively. While certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Foothills Bank's provision for credit losses or any adjustments to estimate any additional income that would have been recorded as a result of fair value adjustments for 2018 that may have occurred had the acquired loans been recorded at fair value as of the beginning of 2018. In addition there are no adjustments to reflect any expenses that potentially could have been reduced for 2018 had the merger occurred on January 1, 2018. There were $2.3 million nonrecurring pro forma adjustments to expense included in the reported proforma earnings for twelve month period ending December 31, 2018.

The fair value estimates of Foothills Bancorp assets and liabilities recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date. As of December 31, 2018 there were no adjustments initially recorded as part of the business combination.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 2. Business Combinations

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed, and goodwill recognized:

Calculation of Purchase Price
Shares of SMBK common stock issued to Foothills Bancorp shareholders as of November 1, 2018	1,183,232
Market price of SMBK common stock on November 1, 2018	$20.34
Estimated fair value of SMBK common stock issued (in thousands)	24,067
Cash consideration paid (in thousands)	6,069
Total consideration (in thousands)	$30,136

Allocation of Purchase Price (in thousands)
Total consideration above	$30,136
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	4,882
Investment securities available-for-sale	48,091
Restricted investments	551
Loans	153,692
Premises and equipment	3,622
Core deposit intangible	3,670
Prepaid and other assets	3,944
Deposits	(185,259)
FHLB advances and other borrowings	(10,257)
Payables and other liabilities	(276)
Total fair value of net assets acquired	22,660
Goodwill	$7,476

Acquisition of Tennessee Bancshares, Inc.

On May 1, 2018, the Company completed its merger with Tennessee Bancshares, Inc., a Tennessee corporation (“Tennessee Bancshares”), pursuant to an Agreement and Plan of Merger dated December 12, 2017 (the “Tennessee Bancshares merger agreement”), by and among SmartFinancial, Tennessee Bancshares, and Southern Community Bank, a Tennessee-chartered commercial bank. Tennessee Bancshares merged with and into SmartFinancial, with SmartFinancial continuing as the surviving corporation. Immediately following the merger, Southern Community Bank merged with and into the Bank continuing as the surviving banking corporation.

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

After the merger, shareholders of SmartFinancial owned approximately 89 percent of the outstanding common stock of the combined entity on a fully diluted basis, after taking into account the exchange ratio.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 2. Business Combination, Continued

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

In periods following the Tennessee Bancshares merger, the financial statements of the combined entity will include the results attributable to Southern Community Bank beginning on the date the merger was completed. In the twelve months period ended December 31, 2018, the revenues and net income attributable to Southern Community Bank were approximately $8.4 million million and $3.5 million million, respectively.

The pro-forma impact to 2018 revenues and net income if the merger had occurred on January 1, 2018 would have been $14.7 million and $3.6 million for the twelve months period ending December 31, 2018, respectively. While certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Southern Community Bank's provision for credit losses or any adjustments to estimate any additional income that would have been recorded as a result of fair value adjustments for 2018 that may have occurred had the acquired loans been recorded at fair value as of the beginning of 2018. In addition there are no adjustments to reflect any expenses that potentially could have been reduced for 2018 had the merger occurred on January 1, 2018 . There were $2.0 million nonrecurring pro forma adjustments to expense included in the reported proforma earnings for the twelve months period ending December 31, 2018.

The fair value estimates of Tennessee Bancshares assets and liabilities recorded are preliminary and subject to refinement as additional information becomes available. Under current accounting principles, the Company’s estimates of fair values may be adjusted for a period of up to one year from the acquisition date. As of December 31, 2018 there was one adjustment for approximately $51 thousand to fair values initially recorded as part of the business combination.

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed, and goodwill recognized:

Calculation of Purchase Price
Shares of SMBK common stock issued to TN Bancshares shareholders as of May 1, 2018	1,458,981
Market price of SMBK common stock on May 1, 2018	$23.85
Estimated fair value of SMBK common stock issued (in thousands)	34,797
Cash consideration paid (in thousands)	5
Total consideration (in thousands)	$34,802

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

Acquisition of Capstone Bancshares, Inc.

On May 22, 2017, the shareholders of the Company approved a merger with Capstone Bancshares, Inc. ("Capstone"), the one bank holding company of Capstone Bank, which became effective November 1, 2017. Capstone shareholders received either: (a) 0.85 shares of SmartFinancial common stock, (b) $18.50 in cash, or (c) a combination of 80 percent SmartFinancial common stock and 20 percent cash. Elections were limited by the requirement that 80 percent of the total shares of Capstone common stock be exchanged for SmartFinancial common stock and 20 percent be exchanged for cash. Therefore, the allocation of SmartFinancial common stock and cash that a Capstone shareholder received depended on the elections of other Capstone shareholders, and were allocated in accordance with the procedures set forth in the merger agreement. Capstone shareholders also received cash instead of any fractional shares they would have otherwise received in the merger.

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

In periods following the merger, the financial statements of the combined entity will include the results attributable to Capstone beginning on the date the merger was completed. In the period ended December 31, 2017, the revenues and net income attributable to Capstone were $5.0 million and $186 thousand, respectively. The pro-forma impact to 2017 revenues and net income if the merger had occurred on December 31, 2016 would have been $24.9 million and $947 thousand, respectively.

While certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the merger taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Capstone's provision for credit losses or any adjustments to estimate any additional income that would have been recorded as a result of fair value adjustments for the twelve months of 2017 that may have occurred had the acquired loans been recorded at fair value as of the beginning of 2017. In addition there are no adjustments to reflect any expenses that potentially could have been reduced for the twelve months of 2017 had the merger occurred on January 1, 2017. There were $4.6 million in nonrecurring pro forma adjustments to expense included in the reported proforma revenue and earnings. For the twelve months period ended December 31, 2018, the revenues and net income attributable to Capstone were $27.8 million and $13.5 million, respectively. For the twelve months period ended December 31, 2018, there was an $11 thousand adjustment to reduce fair values initially recorded as part of the business combination.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

Acquisition of branch from Atlantic Capital Bank, N.A.

On December 8, 2016, the Bank entered into a purchase and assumption agreement with Atlantic Capital Bank, N.A. that provided for the acquisition and assumption by the Bank of certain assets and liabilities associated with Atlantic Capital Bank’s branch office located at 3200 Keith Street NW, Cleveland, Tennessee 37312. The purchase was completed on May 19, 2017 for total cash consideration of $1.2 million. The assets and liabilities as of the effective date of the transaction were recorded at their respective estimated fair values. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill. In the periods following the acquisition, the financial statements will include the results attributable to the Cleveland branch purchase beginning on the date of purchase. For the twelve months period ended December 31, 2018, the revenues and net income attributable to the Cleveland branch were $1.6 million and $546 thousand, respectively. For the twelve months period ended December 31, 2017, the revenues and net income attributable to the Cleveland branch were $903 thousand and $63 thousand, respectively. It is impracticable to determine the pro-forma impact to the 2017 revenues and net income if the acquisition had occurred on January 1, 2017 as the Company does not have access to those records for a single branch. The following table details the financial impact of the transaction, including the allocation of the purchase price to the fair values of net assets assumed and goodwill recognized:

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

As of December 31, 2018 there have not been any changes to the initial fair values recorded as part of the business combination.

Note 3. Securities

The amortized cost and fair value of securities available-for-sale at December 31, 2018 and 2017 are summarized as follow (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$44,117	$12	$(626)	$43,503
Municipal securities	55,248	276	(363)	55,161
Other debt securities	977	—	(67)	910
Mortgage-backed securities	103,875	153	(1,914)	102,114
Total	$204,217	$441	$(2,970)	$201,688

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$26,207	$1	$(432)	$25,776
Municipal securities	9,122	28	(147)	9,003
Other debt securities	974	—	(24)	950
Mortgage-backed securities	117,263	136	(1,184)	116,215
Total	$153,566	$165	$(1,787)	$151,944

The amortized cost and estimated market value of securities at December 31, 2018, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 3. Securities, Continued

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	36,112	35,780
Due from five years to ten years	14,588	14,145
Due after ten years	49,642	49,649
	100,342	99,574
Mortgage-backed securities	103,875	102,114
Total	$204,217	$201,688

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of December 31, 2018 and 2017 (in thousands):

	As of December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$14,763	$(237)	$13,728	$(389)	$28,491	$(626)
Municipal securities	16,455	(150)	4,767	(213)	21,222	(363)
Other debt securities	—	—	910	(67)	910	(67)
Mortgage-backed securities	10,516	(155)	69,884	(1,759)	80,400	(1,914)
Total	$41,734	$(542)	$89,289	$(2,428)	$131,023	$(2,970)

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$1,358	$(1)	$13,420	$(431)	$14,778	$(432)
Municipal securities	3,418	(43)	2,112	(104)	5,530	(147)
Other debt securities	950	(24)	—	—	950	(24)
Mortgage-backed securities	61,332	(407)	35,048	(777)	96,380	(1,184)
Total	$67,058	$(475)	$50,580	$(1,312)	$117,638	$(1,787)

At December 31, 2018, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

U.S. Government-sponsored enterprises: At December 31, 2018, eight investments in U.S. GSE securities had unrealized losses. These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments does not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is more likely than not that the Bank will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at December 31, 2018.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 3. Securities, Continued

Municipal securities: At December 31, 2018, twenty two investments in obligations of municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other than temporarily impaired at December 31, 2018.

Other debt securities: At December 31, 2018, one investment in other debt securities had unrealized losses. The Bank believes the unrealized losses on this investment was caused by the interest rate environment and does not relate to the underlying credit quality of the issuers. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of their amortized cost basis, which may be maturity, the Bank does not consider this investment to be other than temporarily impaired at December 31, 2018.

Mortgage-backed securities: At December 31, 2018, sixty six investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other than temporarily impaired at December 31, 2018.

Sales of available-for-sale securities for the years ended December 31, 2018 and 2017, were as follows (in thousands):

	2018	2017
Proceeds	$2,970	$12,614
Gains realized	1	145
Losses realized	—	2

Securities with a carrying value of $103.7 million and $97.2 million at December 31, 2018 and 2017, respectively, were pledged to secure various deposits, securities sold under agreements to repurchase, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Home Loan Bank.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 4. Loans and Allowance for Loan Losses

Portfolio Segmentation:

At December 31, 2018 and 2017, loans consisted of the following (in thousands):

	December 31, 2018			December 31, 2017
	PCI Loans	All Other Loans	Total	PCI Loans	All Other Loans	Total
Commercial real estate	$17,682	$842,345	$860,027	$17,903	$625,085	$642,988
Consumer real estate	8,712	398,542	407,254	7,450	286,007	293,457
Construction and land development	4,602	183,293	187,895	5,120	130,289	135,409
Commercial and industrial	2,557	305,697	308,254	858	237,229	238,087
Consumer and other	605	13,204	13,809	1,463	11,854	13,317
Total loans	34,158	1,743,081	1,777,239	32,794	1,290,464	1,323,258
Less: Allowance for loan losses	—	(8,275)	(8,275)	(16)	(5,844)	(5,860)

Loans, net	$34,158	$1,734,806	$1,768,964	$32,778	$1,284,620	$1,317,398

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
December 31, 2018 and 2017

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

The composition of loans by loan classification for impaired and performing loan status at December 31, 2018 and 2017, is summarized in the tables below (amounts in thousands):

	December 31, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$841,709	$397,306	$182,746	$304,673	$13,088	$1,739,522
Impaired loans	636	1,236	547	1,024	116	3,559
	842,345	398,542	183,293	305,697	13,204	1,743,081
PCI loans	17,682	8,712	4,602	2,557	605	34,158
Total	$860,027	$407,254	$187,895	$308,254	$13,809	$1,777,239

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$624,638	$284,585	$129,742	$237,016	$11,842	$1,287,823
Impaired loans	447	1,422	547	213	12	2,641
	625,085	286,007	130,289	237,229	11,854	1,290,464
PCI loans	17,903	7,450	5,120	858	1,463	32,794
Total loans	$642,988	$293,457	$135,409	$238,087	$13,317	$1,323,258

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of December 31, 2018 and 2017 (amounts in thousands):

	December 31, 2018
			Construction	Commercial	Consumer
	Commercial	Consumer	and Land	and	and
	Real Estate	Real Estate	Development	Industrial	Other	Total
Performing loans	$3,639	$1,763	$795	$1,304	$240	$7,741
PCI loans	—	—	—	—	—	—
Impaired loans	—	26	—	442	66	534
Total	$3,639	$1,789	$795	$1,746	$306	$8,275

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

The following tables detail the changes in the allowance for loan losses for the year ending December 31, 2018 and December 31, 2017, by loan classification (amounts in thousands):

	December 31, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,465	$1,596	$521	$1,062	$216	$5,860
Loans charged off	(38)	(275)	—	(177)	(370)	(860)
Recoveries of loans charged off	2	100	9	72	156	339
Provision (reallocation) charged to operating expense	1,210	368	265	789	304	2,936
Ending balance	$3,639	$1,789	$795	$1,746	$306	$8,275

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,369	$1,382	$717	$520	$117	$5,105
Loans charged off	—	(111)	—	(24)	(141)	(276)
Recoveries of loans charged off	8	99	13	67	61	248
Provision (reallocation) charged to operating expense	88	226	(209)	499	179	783
Ending balance	$2,465	$1,596	$521	$1,062	$216	$5,860

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of December 31, 2018 and 2017 (amounts in thousands):

Non PCI Loans

	December 31, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$834,912	$394,728	$182,524	$303,805	$12,927	$1,728,896
Watch	6,791	2,678	64	1,090	135	10,758
Special mention	—	14	158	137	—	309
Substandard	642	1,122	547	462	142	2,915
Doubtful	—	—	—	203	—	203
Total	$842,345	$398,542	$183,293	$305,697	$13,204	$1,743,081

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

PCI Loans

	December 31, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$14,050	$5,617	$4,033	$2,382	$541	$26,623
Watch	1,805	756	569	—	17	3,147
Special mention	1,030	446	—	50	10	1,536
Substandard	797	1,893	—	125	37	2,852
Doubtful	—	—	—	—	—	—
Total	$17,682	$8,712	$4,602	$2,557	$605	$34,158
Total loans	$860,027	$407,254	$187,895	$308,254	$13,809	$1,777,239

Non PCI Loans

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$616,028	$279,464	$129,359	$233,942	$11,624	$1,270,417
Watch	7,673	2,543	383	3,007	62	13,668
Special mention	1,006	2,627	—	64	155	3,852
Substandard	378	1,159	547	157	—	2,241
Doubtful	—	214	—	59	13	286
Total	$625,085	$286,007	$130,289	$237,229	$11,854	$1,290,464

PCI Loans

	December 31, 2017
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$14,386	$4,151	$4,134	$68	$819	$23,558
Watch	261	1,345	649	120	262	2,637
Special mention	—	456	—	58	24	538
Substandard	3,084	1,192	337	588	107	5,308
Doubtful	172	306	—	24	251	753
Total	$17,903	$7,450	$5,120	$858	$1,463	$32,794
Total loans	$642,988	$293,457	$135,409	$238,087	$13,317	$1,323,258

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

The following tables present the aging of the recorded investment in loans and leases as of December 31, 2018 and 2017 (amounts in thousands):

	December 31, 2018
	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due	PCI Loans	Current Loans	Total Loans
Commercial real estate	$377	$19	$—	$272	$668	$17,682	$841,677	$860,027
Consumer real estate	1,168	462	454	844	2,928	8,712	395,614	407,254
Construction and land development	343	—	—	547	890	4,602	182,403	187,895
Commercial and industrial	155	—	101	909	1,165	2,557	304,532	308,254
Consumer and other	117	—	29	124	270	605	12,934	13,809
Total	$2,160	$481	$584	$2,696	$5,921	$34,158	$1,737,160	$1,777,239

	December 31, 2017
	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due	PCI Loans	Current Loans	Total Loans
Commercial real estate	$517	$—	$728	$128	$1,373	$17,903	$623,712	$642,988
Consumer real estate	769	194	33	991	1,987	7,450	284,020	293,457
Construction and land development	65	—	326	547	938	5,120	129,351	135,409
Commercial and industrial	86	200	131	85	502	858	236,727	238,087
Consumer and other	109	56	291	13	469	1,463	11,385	13,317
Total	$1,546	$450	$1,509	$1,764	$5,269	$32,794	$1,285,195	$1,323,258

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 4. Loans and Allowance for Loan Losses, Continued

Impaired Loans:

A loan held for investment is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following is an analysis of the impaired loan portfolio detailing the related allowance recorded as of and for the years ended December 31, 2018 and 2017 (amounts in thousands):

				For the year ended
	At December 31, 2018			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Non PCI Loans:
Commercial real estate	$636	$648	$—	$855	$33
Consumer real estate	1,073	1,089	—	934	29
Construction and land development	547	547	—	547	—
Commercial and industrial	69	70	—	69	6
Consumer and other	29	33	—	15	3
	2,354	2,387	—	2,420	71

PCI loans: None in 2018

Impaired loans with a valuation allowance:
Non PCI Loans:
Commercial real estate	—	—	—	—	—
Consumer real estate	163	205	26	365	—
Construction and land development	—	—	—	—	—
Commercial and industrial	955	973	442	476	37
Consumer and other	87	87	66	86	3
	1,205	1,265	534	927	40
PCI loans:
Commercial real estate	—	—	—	11	—

Total impaired loans	$3,559	$3,652	$534	$3,358	$111

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

Troubled Debt Restructurings:

At December 31, 2018 and 2017, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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
December 31, 2018 and 2017

Note 4. Loans and Allowance for Loan Losses, Continued

Troubled Debt Restructurings (continued):

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of December 31, 2018 and 2017, management had approximately $116 thousand and $41 thousand , respectively, in loans that met the criteria for restructured. No restructured loans were on nonaccrual as of December 31, 2018 and 2017. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following table presents a summary of loans that were modified as troubled debt restructurings during the year ended December 31, 2018 (amounts in thousands):

December 31, 2018	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	1	$62	$62
Commercial and industrial	1	18	18

There were no loans modified as troubled debt restructurings during the year ended December 31, 2017.

There were no loans that were modified as troubled debt restructurings during the past twelve months and for which there was a subsequent payment default.

Purchased Credit Impaired Loans:

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	2018	2017
Commercial real estate	$24,849	$23,366
Consumer real estate	11,108	10,764
Construction and land development	5,731	6,285
Commercial and industrial	5,824	1,452
Consumer and other	892	1,710
Total loans	$48,404	$43,577
Less remaining purchase discount	(14,246)	(10,783)
Total, gross	34,158	32,794
Less: Allowance for loan losses	—	(16)
Carrying amount, net of allowance	$34,158	$32,778

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 4. Loans and Allowance for Loan Losses, Continued

Purchased Credit Impaired Loans (continued):

The following is a summary of the accretable discount on acquired loans for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Accretable yield, beginning of period	$9,287	$8,950
Additions	2,416	2,581
Accretion income	(5,368)	(4,217)
Reclassification from nonaccretable	1,494	926
Other changes, net	(777)	1,047
Accretable yield, end of period	$7,052	$9,287

The Company increased the allowance for loan losses on purchase credit impaired loans in the amount of approximately $16 thousand during the year ended December 31, 2017. There were no allowance for loan losses on purchase credit impaired loans at the year ended December 31, 2018.

Purchased credit impaired loans acquired from TN Bancshares during the year ended December 31, 2018 for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

2018
Contractual principal and interest at acquisition	$15,133
Nonaccretable difference	5,302
Expected cash flows at acquisition	9,831
Accretable yield	1,292
Basis in PCI loans at acquisition-estimated fair value	$8,539

Purchased credit impaired loans acquired from Foothills Bancorp during the year ended December 31, 2018 for which it was probable at acquisition that all contractually required payments would not be collected are as follows (in thousands):

2018
Contractual principal and interest at acquisition	$12,125
Nonaccretable difference	2,748
Expected cash flows at acquisition	9,377
Accretable yield	1,124
Basis in PCI loans at acquisition-estimated fair value	$8,253

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 4. Loans and Allowance for Loan Losses, Continued

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

	2018	2017
Balance, beginning of year	$18,330	$12,999
Disbursements	34,639	14,533
Repayments	(21,723)	(9,202)
Balance, end of year	$31,246	$18,330

At December 31, 2018, the Company had pre-approved but unused lines of credit totaling approximately $4.5 million to related parties.

Note 5. Premises and Equipment

A summary of premises and equipment at December 31, 2018 and 2017, is as follows (in thousands):

	2018	2017
Land and land improvements	$14,712	$10,854
Building and leasehold improvements	36,640	28,576
Furniture, fixtures and equipment	12,318	10,073
Construction in progress	2,875	1,495
Total, gross	66,545	50,998
Accumulated depreciation	(10,533)	(7,998)
Total, net	$56,012	$43,000

At December 31, 2018 management estimates the cost necessary to complete the construction in progress will be approximately $542 thousand.

The Company leases several branch locations and also has two ground leases under non-cancelable operating lease agreements. The leases expire between May 2019 and May 2033. Lease expense under the leases was $795 thousand and $722 thousand in 2018 and 2017, respectively. At December 31, 2018, the remaining minimum lease payments relating to these leases were as follows (in thousands):

2019	$644
2020	622
2021	462
2022	259
2023	121
Thereafter	864
Total	$2,972

Depreciation expense was $2.6 million and $1.8 million for the years ended December 31, 2018 and 2017, respectively.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 6. Deposits

The aggregate amount of time deposits in denominations of $250,000 or more was approximately $165.1 million and $171.3 million at December 31, 2018 and 2017, respectively. At December 31, 2018, the scheduled maturities of time deposits are as follows (in thousands):

2019	$449,948
2020	120,376
2021	28,094
2022	20,446
2023	29,053
Thereafter	—
Total	$647,917

As of December 31, 2018 and 2017, there was a fair value adjustment of $759.1 thousand and $1.1 million, respectively, to time deposits as a result of business combinations.

At December 31, 2018 and 2017, the Company had $747 thousand and $155 thousand, respectively, of deposit accounts in overdraft status that have been reclassified to loans on the accompanying consolidated balance sheets. From time to time, the Company engages in deposit transactions with its directors, executive officers and their related interests (collectively referred to as "related parties"). Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits was $24.3 million and $16.7 million at December 31, 2018 and 2017, respectively.

Note 7. Goodwill and Intangible Assets

Goodwill and intangible assets:

Past business combinations have created $66.1 million in goodwill for the Company. Finite lived intangible assets of the Company represent a core deposit premium recorded upon the purchase of certain assets and liabilities from other financial institutions.

The following table presents information about our core deposit premium intangible asset at December 31 (in thousands):

	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible asset:
Core deposit intangible	$14,549	$1,602	$8,589	$626

The following table presents information about aggregate amortization expense for 2018 and 2017 and for the succeeding fiscal years as follows (in thousands):

	2018	2017
Aggregate amortization expense of core deposit premium intangible	$976	$346

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 7. Goodwill and Intangible Assets, Continued

Goodwill and intangible assets (continued):

Estimated aggregate amortization expense of the core deposit premium intangible for the year ending December 31 (in thousands):

2019	$1,368
2020	1,351
2021	1,334
2022	1,317
2023	1,301
Thereafter	6,276
Total	$12,947

Note 8.    Income Taxes

Income tax expense in the consolidated statements of income for the years ended December 31, 2018 and 2017, includes the following (in thousands):

	2018	2017
Current tax expense
Federal	$661	$1,962
State	141	428
Deferred tax expense (benefit) related to:
Federal	1,992	1,441
State	439	158
Change in tax rate	—	2,440
Total income tax expense	$3,233	$6,429

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory income tax rate of 21 percent in 2018 and 34 percent in 2017. The reasons for this difference are as follows (in thousands):

	2018	2017
Federal income tax expense computed at the statutory rate	$4,481	$3,891
State income taxes, net of federal tax benefit	551	491
Nondeductible acquisition expenses	138	364
Tax benefit from stock options	(1,786)	—
Change in tax rate	—	2,440
Other	(151)	(757)
Total income tax expense	$3,233	$6,429

During 2018, the Company identified an error in the computation and disclosure of deferred taxes for 2017. The error resulted from exclusion of a tax benefit from non-qualified options exercised in 2017. The Company has elected to correct the error in its current year financial statements which reduced tax provision by approximately $1.6 million for the year ended December 31, 2018.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 8.    Income Taxes, Continued

The components of the net deferred tax asset as of December 31, 2018 and 2017, were as follows (in thousands):

	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,172	$1,561
Fair value adjustments	6,086	4,829
Unrealized losses on investment securities	659	424
Unrealized losses on hedges	280	—
Foreclosed real estate	271	301
Deferred compensation	833	849
Federal net operating loss carryforward	350	—
Other	440	849
Total deferred tax assets	11,091	8,813
Deferred tax liabilities:
Accumulated depreciation	1,875	1,194
Core deposit intangible	3,332	1,945
Other	286	223
Total deferred tax liabilities	5,493	3,362
Net deferred tax asset	$5,598	$5,451

The Company has a Federal net operating loss carryforward of $1.7 million acquired with the acquisition of Foothills Bancorp. This federal net operating loss does not expire. The income tax returns of the Company for 2017, 2016, and 2015 are subject to examination by the federal and state taxing authorities, generally for three years after they were filed.

Note 9.     Federal Home Loan Bank Advances and Other Borrowings

Line of Credit:

On October 31, 2017, the Company entered into a loan agreement (the “Loan Agreement ”) with CapStar Bank (the “Lender”) providing for a revolving line of credit of up to $15 million. The Company may borrow and reborrow under the revolving line of credit until the line of credit termination date of January 15, 2019, after which no advances under the revolving line of credit may be reborrowed. The balance of the line on January 15, 2019 when it converted to a term loan was $0 and there may be no further borrrowings. The term loan commencement date would have begun on January 16, 2019. Line of Credit borrowings and the term loan will accrue interest at the Lender’s prime rate minus 0.25 percent, subject to a 3.50 percent floor.

Beginning 90 days after the effective date of the revolving line of credit, the Company is required to pay quarterly payments of interest. In addition, commencing on January 15, 2019, the Company must pay quarterly principal amortization payments of $262.5 thousand for each fiscal quarter in 2019, $287.5 thousand for each fiscal quarter in 2020, $312.5 thousand for each fiscal quarter in 2021 and $337.5 thousand for each fiscal quarter in 2022 until and including the maturity date. The scheduled principal amortization payments are based upon the assumption that the revolving line of credit is fully drawn, and the required payments will be reduced on a pro-rata basis relative to the amount borrowed if the revolving line of credit is not fully drawn. The loan will mature on October 15, 2022, at which time all outstanding amounts under the loan agreement will become due and payable. In connection with entering into the Loan Agreement, the Company issued to the Lender a line of credit note dated as of October 31, 2017.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 9.     Federal Home Loan Bank Advances and Other Borrowings, Continued

Line of Credit (continued):

The Loan Agreement contains typical representations, warranties and covenants for a revolving line of credit, and the loan agreement has certain financial covenants and capital ratio requirements. Pursuant to the Loan Agreement, the Bank may not permit non-performing assets to be greater than 3.25 percent of total assets. The Bank must not permit its Texas ratio (nonperforming assets divided by the sum of tangible equity plus the allowance for loan and lease losses) to be greater than 35.00 percent, and must not permit its liquidity ratio to be less than 9.00 percent (or less than 10.00 percent for two consecutive quarters). The Bank shall not permit, at the end of each quarter, its returns on average assets to be less than 0.45 percent from December 31, 2017 through and including September 30, 2018 and 0.50 percent at December 31, 2018 and thereafter. The Bank shall not permit the debt service coverage ratio, as of June 30 and December 31 of each fiscal year, commencing on December 31, 2017, to be less than 1.25:1.00.

The regulatory covenant states the Company will be "well capitalized," or such other successor term with a similar meaning, for all applicable state and federal regulatory purposes at all times, and will not be subject to any written agreement, order, capital directive or prompt corrective action directive by any Governmental Authority having regulatory authority over the Company, except where such order, capital directive or prompt corrective action directive does not result in, nor could reasonably be expected to result in, a Material Adverse Effect, or if required by any Governmental Authority having regulatory authority over the Borrower in order to remain "well capitalized" and in compliance with all applicable regulatory requirements, will have such higher amounts of Total Risk-based Capital and Tier 1 Risk-based Capital and/or such greater Tier 1 Leverage Ratio as specified by such Governmental Authority. Each Financial Institution Subsidiary of the Company will be "well capitalized," or such other successor term with a similar meaning, for all applicable state and federal regulatory purposes at all times, and such Financial Institution Subsidiary (i) will have a Total Risk-based Capital Ratio of 10.50 percent or greater, a Tier 1 Risk based Capital Ratio of 9.50 percent or greater, and a Tier 1 Leverage Ratio of 8.00 percent or greater (each as defined by applicable federal and state regulations or orders) and not be subject to any written agreement, order, capital directive or prompt corrective action directive by any Governmental Authority having regulatory authority over such Financial Institution Subsidiary, except where such order, capital directive or prompt corrective action directive does not result in, nor could reasonably be expected to result in, a Material Adverse Effect, or (ii) if required by any Governmental Authority having regulatory authority over such Financial Institution Subsidiary in order to remain "well capitalized" and in compliance with all applicable regulatory requirements, will have such higher amounts of Total Risk-based Capital and Tier 1 Risk-based Capital and/or such greater Tier 1 Leverage Ratio as specified by such Governmental Authority. Notwithstanding the foregoing, if at any time any such Governmental Authority changes the definition of "well capitalized" either by amending such ratios or otherwise, such amended definition, and any such amended or new ratios, shall automatically, and in lieu of the existing definitions and ratios set forth in this Section, be incorporated by reference into this Agreement as the minimum standard for the Company or any Financial Institution Subsidiary, as the case may be, on and as of the date that any such amendment becomes effective by applicable statute, regulation, order or otherwise.

The interest coverage ratio covenant states the Company shall not permit, as of June 30 and December 31 of each fiscal year, commencing December 31, 2017, its interest coverage ratio to be less than 2.50:1.00.

As of December 31, 2018, the Company and the Bank were in compliance with all of the loan covenants. As of December 31, 2017, the Company and the Bank were in compliance with all loan covenants except for the return on assets. The return on assets covenant was not met due to the tax law enacted in December 2017 which caused the Company to write down the deferred tax asset to the new tax rate. Capstar waived the covenant for December 2017 since the non-compliance was due to the tax law change and not caused by operations of the Company or Bank.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 9.     Federal Home Loan Bank Advances and Other Borrowings, Continued

Line of Credit (continued):

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

As of December 31, 2017, the outstanding borrowings under the line of credit were $10 million and the rate was 4.25 percent. The Loan Agreement was paid in full on September 28, 2018 and no borrowings were outstanding as of December 31, 2018.

The primary source of liquidity for the Company is the payment of dividends from the Bank. As of December 31, 2018 and 2017, the Bank was under no dividend restrictions that requires regulatory approval prior to the payment of a dividend from the Bank to the Company.

FHLB borrowings:

The Bank has agreements with the Federal Home Loan Bank of Cincinnati (FHLB) that can provide advances to the Bank in an amount up to $59.4 million. All of the loans are secured by first mortgages on 1-4 family residential, multi-family properties and commercial properties and are pledged as collateral for these advances. Additionally, the Bank pledged securities to FHLB with a carrying amount of $16.3 million at December 31, 2017. There were no securities pledged to FHLB at December 31, 2018.

At December 31, 2018 and 2017, there were no advances from the FHLB.

Borrowings:

On May 1, 2018, the Company entered into a loan agreement with Waters & Waters, LLC in the amount of $500 thousand at a rate of 4.75 percent with semi-annual payments of principal plus accrued interest over an amortization period of ten years. The outstanding principal balance and accrued interest will be due and payable on April 30, 2028.

Scheduled maturities:

At December 31, 2018, scheduled maturities of the federal funds purchased of $10.8 million, and other borrowings of $480.3 thousand are as follows (amounts in thousands):

2019	$10,803
2020	43
2021	45
2022	47
2023	50
Thereafter	254
Total	$11,242

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 10.     Subordinated debt

On September 28, 2018, the Company completed an offering of $40 million in aggregate principal amount of fixed-to-floating rate subordinated notes due 2028 (the “Notes”) to certain institutional accredited investors. The Company used the net proceeds of the offering to repay the outstanding balance on the Company’s existing revolving line of credit to Capstar Bank in the amount of $15 million. The additional proceeds were used to pay the cash consideration to holders of Foothills Bancorp, Inc. common stock and holders of options to purchase Foothills Bancorp, Inc. common stock in connection with the Company’s acquisition of Foothills Bancorp, Inc., and for other general corporate purposes, including improving the Company’s and the Bank’s liquidity position. As a result $12 million was downstreamed to the Bank.

The Notes initially bears interest at a rate of 5.625 percent per annum from and including September 28, 2018, to but excluding October 2, 2023, with interest during this period payable semi-annually in arrears. From and including October 2, 2023, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month LIBOR, or an alternative rate determined in accordance with the terms of the Notes if three-month LIBOR cannot be determined, plus 255 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company, in whole or in part, on or after October 2, 2023, and at any time, in whole but not in part, upon the occurrence of certain events. The Notes have been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes.

The Notes debt issuance costs totaled $842 thousand and will be amortized through the Notes' maturity date. Amortization expense totaled $19 thousand during the twelve month period December 31, 2018.

As of December 31, 2018, the principal balance was $40 million and debt issuance cost balance was $823 thousand.

Note 11.    Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401 (k) of the Internal Revenue Code covering substantially all employees. After one year of service the Company matches 100 percent of employee contributions up to 3 percent of compensation and 50 percent of employee contributions on the next 2 percent of compensation. The Company's contribution to the Plan was $715,698 in 2018 and $427,975 in 2017.

Stock Option Plans:

The Company has one currently active equity incentive plan administered by the Board of Directors, the 2015 Stock Incentive plan, and four plans or programs, pursuant to which the Company has outstanding prior grants. These plans are described below:

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 11.    Employee Benefit Plans, Continued

Stock Option Plans (continued):

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

A summary of the status of these stock option plans is presented in the following table:

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2017	316,574	$11.82
Granted	—	—
Exercised	(132,783)	11.39
Forfeited	(13,166)	31.96
Outstanding at December 31, 2018	170,625	$10.61

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2016	717,524	$10.57
Granted	—	—
Exercised	(506,923)	9.64
Forfeited	(24,496)	19.90
Capstone options assumed in business combination	130,469	11.76
Outstanding at December 31, 2017	316,574	$11.82

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 11.    Employee Benefit Plans, Continued

Stock Option Plans (continued):

Information pertaining to options outstanding at December 31, 2018, is as follows:

	Options Outstanding			Options Exercisable
		Weighted- Average Remaining	Weighted- Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
6.60	30,000	3.2 years	6.60	30,000	6.60
6.80	14,250	2.2 years	6.80	14,250	6.80
9.48	25,625	4.2 years	9.48	25,625	9.48
9.60	35,125	5.2 years	9.60	35,125	9.60
11.76	13,599	2.4 years	11.76	13,599	11.76
14.40	11,792	0.2 years	14.40	11,792	14.40
15.05	40,234	6.8 years	15.05	26,827	15.05

Outstanding, end of year	170,625	4.2 years	10.61	157,218	10.23

The Company recognized stock option compensation expense of $133,884 and $97,966 for the periods ended December 31, 2018 and 2017, respectively. Stock appreciation rights compensation expense of $33,916 and $21,829 was recognized for the period ended December 31, 2018 and 2017, respectively. Direct stock grant expense issued to local advisory board members of $9,062 and $31,791was included in salary and benefit expense for the period ended December 31, 2018 and 2017, respectively. The total fair value of shares underlying the options which vested during the periods ended December 31, 2018 and 2017, was $243,831 and $313,977, respectively. The income tax benefit recognized for the exercise of options for the periods ended December 31, 2018 and 2017 was $318,826 and $1,331,689 respectively.

The intrinsic value of options exercised during the periods ended December 31, 2018 and 2017 was $1,523,014 and $5,468,780, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2018 was $1,307,043 and $1,263,872, respectively. Cash received from options exercised under all share-based payment arrangements for the period ended December 31, 2018 was $1,519,244.

Information related to non-vested options for the period ended December 31, 2018, is as follows:

	Number	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2017	23,455	$12.31
Granted	—	—
Vested	(13,346)	15.05
Forfeited/expired	3,298	15.05
Nonvested at December 31, 2018	13,407	$15.05

As of December 31, 2018, there was approximately $124,450 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.0 year. There were no stock options granted during the twelve months period ended December 31, 2018 and December 31, 2017.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 11.    Employee Benefit Plans, Continued

Restricted Stock Awards:

On August 4, 2017, the Board of Directors of the Company made grants of 27,500 shares of restricted stock under the Company’s 2015 Stock Incentive Plan to certain executives of the Company. The restricted shares of stock, which are subject to the terms of a Restricted Stock Grant Agreement between the Company and each recipient, will fully vest on the fifth anniversary of the grant date. Prior to vesting, the recipient will be entitled to vote the shares and receive dividends, if any, declared by the Company with respect to its common stock. Compensation expense for restricted stock is based on the fair value of the restricted stock awards at the time of the grant, which is equal to the market value of the Company’s common stock on the date of grant. The value of the restricted stock grants that are expected to vest is amortized monthly into compensation expense over the five year vesting period. The restricted shares had a fair value of $24.58 per share on the date of issuance.

On January 25, 2018, the Board of Directors of the Company made grants of 7,553 shares of restricted stock under the Company’s 2015 Stock Incentive Plan to certain executives and directors of the Company. Restricted shares of stock are subject to the terms of a Restricted Stock Grant Agreement between the Company and each recipient. Two thousand (2000) shares will fully vest on the fifth anniversary of the grant date, 4627 shares vested within six months, and 926 shares vested upon two directors' retirement. Prior to vesting, the recipient will be entitled to vote the shares and receive dividends, if any, declared by the Company with respect to its common stock. Compensation expense for restricted stock is based on the fair value of the restricted stock awards at the time of the grant, which is equal to the market value of the Company’s common stock on the date of grant. The value of the restricted stock grants that are expected to vest is amortized monthly into compensation expense over the five year and six month vesting periods. The restricted shares had a fair value of $21.61 per share on the date of issuance.

For the period ended December 31, 2018 and 2017, compensation expense of $263,013 and $56,330, respectively, was recognized related to restricted stock awards. As of December 31, 2018, there was $519,727 of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan.

The following table summarizes activity relating to non-vested restricted stock awards:

Number
Nonvested at December 31, 2017	27,500
Granted	7,553
Vested	(5,553)
Forfeited/expired	—
Nonvested at December 31, 2018	29,500

Note 12.    Securities Sold Under Agreements to Repurchase

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

At December 31, 2018 and 2017, the Company had securities sold under agreements to repurchase of $11.8 million and $24.1 million, respectively, with commercial checking customers which were secured by $11.8 million and $24.1 million of agency and of mortgage-backed securities, respectively.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 13.    Commitments and Contingencies

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

A summary of the Company's total contractual amount for all off-balance sheet commitments at December 31, 2018 is as follows:

Commitments to extend credit	$333.9	million
Standby letters of credit	12.2	million

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

At December 31, 2018 and 2017, the carrying amount of liabilities related to the Company's obligation to perform under standby letters of credit was insignificant. The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on standby letters of credit for the years ended December 31, 2018 and 2017.

Contingencies:

In the normal course of business, the Company may become involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's consolidated financial statements.

Note 14.    Regulatory Matters

Regulatory Capital Requirements:

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk‑based capital ratios. The capital conservation buffer is being phased in at the rate of 0.625 percent per year from 0.0 percent in 2015 to 2.50 percent on January 1, 2019. The capital conservation buffer for 2017 is 1.2

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 14.    Regulatory Matters, Continued

5 percent and for 2018 is 1.875 percent. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2018, the Company and Bank meet all capital adequacy requirements to which they are subject.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 14.    Regulatory Matters, Continued

Regulatory Capital Requirements (continued):

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. Management currently believes, based on internal capital analysis and earnings projections, the Bank's capital position is adequate to meet current and future regulatory minimum capital requirements.

Regulatory Restrictions on Dividends:

Pursuant to Tennessee banking law, the Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to the Company in a calendar year in excess of the total of the Bank's retained net income for that year plus the retained net income for the preceding two years. During the year ended December 31, 2018, SmartBank paid no dividends to the Company. As of December 31, 2018, the Bank could pay approximately $33.4 million of additional dividends to the Company without prior approval of the Commissioner of the TDFI.

Regulatory Capital Levels:

Actual and required capital levels at December 31, 2018 and 2017 are presented below (dollars in thousands):
are

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
SmartFinancial, Inc. (2)

SmartBank
Total Capital (to Risk-Weighted Assets)	$243,774	12.74%	$153,017	8.00%	$191,271	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	235,499	12.31%	114,763	6.00%	153,017	8.00%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	235,499	12.31%	86,072	4.50%	124,326	6.50%
Tier 1 Capital (to Average Assets)	235,499	11.17%	84,300	4.00%	105,375	5.00%
(1) The prompt corrective action provisions are applicable at the Bank level only.
(2) Reporting regulations were revised during 2018 the capital ratios reported for SmartFinancial Inc. at December 31, 2017 were not required to be reported at December 31, 2018.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 14.    Regulatory Matters, Continued

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

Note 15.    Concentrations of Credit Risk

The Company originates primarily commercial, residential, and consumer loans to customers in Tennessee, Florida, Georgia and Alabama. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

Eighty-two percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market areas. Commercial real estate, including commercial construction loans, represented 55 percent of the loan portfolio at December 31, 2018, and 56 percent of the loan portfolio at December 31, 2017. Accordingly, the ultimate collectability of the loan portfolio and recovery of the carrying amount of foreclosed assets is susceptible to changes in real estate conditions in the Company's primary market areas. The other concentrations of credit by type of loan are set forth in Note 4.

The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25 percent of statutory capital, or approximately $77.8 million.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 16.    Fair Value of Assets and Liabilities

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
December 31, 2018 and 2017

Note 16.    Fair Value of Assets and Liabilities, Continued

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

Federal Home Loan Bank ("FHLB") Advances, Subordinated Debt and Other Borrowings: The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements, and are considered Level 2 inputs. The carrying value of FHLB floating rate borrowings and floating rate other borrowings and subordinated debt approximates their fair value and are considered Level 1 inputs. The fair value of the subordinated debt borrowings are estimated using discounted cash flows and are considered Level 3 inputs

Derivative Financial Instruments - Fair value is estimated using pricing models of derivatives with similar characteristics or discounted cash flow models where future floating cash flows are projected and discounted back; and accordingly, these derivatives are classified within Level 2 of the fair value hierarchy. See Note 21—Derivative Financial Instruments for additional information.

Commitments to Extend Credit and Standby Letters of Credit: Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure.

Measurements of Fair Value:

Assets recorded at fair value on a recurring basis are as follows, in thousands

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$43,503	$—	$43,503	$—
Municipal securities	55,161	—	55,161	—
Other debt securities	910	—	910	—
Mortgage-backed securities	102,114	—	102,114	—
Total securities available-for-sale	$201,688	$—	$201,688	$—
Derivative financial instruments	$1,174	$—	$1,174

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 16.    Fair Value of Assets and Liabilities, Continued

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

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$671	$—	$—	$671
Foreclosed assets	2,495	—	—	2,495

	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$769	$—	$—	$769
Foreclosed assets	3,254	—	—	3,254

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2018 and 2017, the significant unobservable inputs used in the fair value measurements are presented below.

	Balance as of December 31, 2018 (in thousands)	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$671	Third Party Appraisal	Appraisal Discounts	44.3%
Foreclosed assets	2,495	Third Party Appraisal	Appraisal Discounts	23.3%

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 16.    Fair Value of Assets and Liabilities, Continued

	Balance as of December 31, 2017 (in thousands)	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$769	Cash Flow	Discounted Cash Flow / Appraisal Discounts	35.5%
Foreclosed assets	3,254	Appraisal	Appraisal Discounts	17.8%

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
December 31, 2018 and 2017

Note 16.    Fair Value of Assets and Liabilities, Continued

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2018 and December 31, 2017 are as follows (in thousands):

	December 31, 2018
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3		Estimated Fair Value
Assets:
Cash and cash equivalents	$115,822	115,822	—	—		$115,822
Securities available-for-sale	201,688	—	201,688	—		201,688
Restricted investments	11,499	N/A	N/A	N/A		N/A
Loans, net	1,768,964	—	—	1,766,838		1,766,838

Liabilities:
Noninterest-bearing demand deposits	319,861	—	319,861	—		319,861
Interest-bearing demand deposits	311,482	—	311,482	—		311,482
Money Market and Savings deposits	641,945	—	641,945	—		641,945
Time deposits	648,675	—	649,169	—		649,169
Securities sold under agreements to repurchase	11,756	—	11,756	—		11,756
Federal Home Loan Bank advances and other borrowings	11,243	—	11,243	—		11,243
Subordinated debt	39,177	—	—	39,190	39,158	39,190
Derivative financial instruments	1,174	—	1,174	—		1,174

	December 31, 2017
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$113,027	113,027	—	—	$113,027
Securities available-for-sale	151,944	—	151,944	—	151,944
Restricted investments	6,431	N/A	N/A	N/A	N/A
Loans, net	1,317,398	—	—	1,292,303	1,292,303

Liabilities:
Noninterest-bearing demand deposits	220,520	—	220,520	—	220,520
Interest-bearing demand deposits	231,644	—	231,644	—	231,644
Money Market and Savings deposits	543,645	—	543,645	—	543,645
Time deposits	442,774	—	443,547	—	443,547
Securities sold under agreements to repurchase	24,055	—	24,055	—	24,055
Federal Home Loan Bank advances and other borrowings	43,600	—	43,600	—	43,600

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 16.    Fair Value of Assets and Liabilities, Continued

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

Note 17.    Small Business Lending Fund

In connection with the Company's merger with Legacy SmartFinancial, Inc. in 2015, the Company assumed Legacy SmartFinancial's obligations under a stock purchase agreement with the U.S. Department of the Treasury and issued 12,000 shares of preferred stock at $1,000 per share under the Small Business Lending Fund Program (the "SBLF Program"). The Company paid cash dividends at a one percent rate or $120 thousand for the year ended December 31, 2015 on the preferred shares. On February 4, 2016 the dividend rate for the preferred shares increased to nine percent and as a result the Company incurred preferred stock dividends of $1.0 million for the year ended December 31, 2016 .

On January 30, 2017, the Company completed a public offering of 2,010,084 shares of its common stock, par value $1.00 per share, with the gross proceeds to the Company of approximately $33.2 million. On March 6, 2017, the Company used proceeds from the offering to redeem the $12 million of preferred stock and pay the $195 thousand accrued dividend.

Note 18.    Concentration in Deposits

The Company had a concentration in its deposits of three customers totaling approximately $116.1 million at December 31, 2017 and three customers totaling approximately $160.6 million concentration of deposits at December 31, 2018.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 19.    Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were antidilutive shares of 13,166 for the year ended December 31, 2017. There were no antidulutive shares at December 31, 2018.

(Dollars in thousands, except share amounts)	2018	2017
Basic earnings per share computation:
Net income available to common stockholders	$18,102	$4,820
Average common shares outstanding – basic	12,423,618	8,639,212
Basic earnings per share	$1.46	$0.56
Diluted earnings per share computation:
Net income available to common stockholders	$18,102	$4,820
Average common shares outstanding – basic	12,423,618	8,639,212
Incremental shares from assumed conversions:
Stock options and restricted stock	94,022	154,315
Average common shares outstanding - diluted	12,517,640	8,793,527
Diluted earnings per share	$1.45	$0.55

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 20.    Condensed Parent Information

(Dollars in thousands)

CONDENSED BALANCE SHEETS
	December 31,	December 31,
	2018	2017
ASSETS
Cash	$13,684	$3,936
Investment in subsidiaries	308,422	168,104
Other assets	99	42,766

Total assets	$322,205	$214,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$17	$(1,046)
Other borrowings	39,177	10,000

Total liabilities	39,194	8,954

Stockholders’ equity	283,011	205,852

Total liabilities and stockholders’ equity	$322,205	$214,806

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 20.    Condensed Parent Information, Continued

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
	2018	2017
INCOME
Interest income	$21	$—

EXPENSES
Interest expense	1,005	69
Other operating expenses	2,822	2,657

(Loss) before equity in undistributed earnings of subsidiaries and income tax benefit	(3,806)	(2,726)

Equity in undistributed earnings of subsidiaries	22,741	7,134

Income tax (benefit) expense	(833)	607

Net income	18,102	5,015

Preferred stock dividend requirements	—	195

Net income available to common stockholders	$18,102	$4,820

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,102	$5,015
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed income of subsidiary	(22,741)	(7,134)
Other	1,631	(2,449)

Net cash used in operating activities	(3,008)	(4,568)

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 20.    Condensed Parent Information, Continued

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of note payable	—	10,000
Repayment of note payable	(10,000)	—
Redemption of preferred stock	—	(12,000)
Issuance of subordination debt	39,158	—
Proceeds from issuance of common stock	1,528	37,853
Payment of dividends on preferred stock	—	(195)

Net cash provided by financing activities	30,686	35,658

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid for business combinations	(5,930)	(14,222)
Equity contribution to subsidiary	(12,000)	(15,000)

Net cash used in investing activities	(17,930)	(29,222)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,748	1,868

CASH AND CASH EQUIVALENTS, beginning of year	3,936	2,068

CASH AND CASH EQUIVALENTS, end of year	$13,684	$3,936

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 21. Derivatives

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current period earnings.

Derivatives designated as fair value hedges:

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

On September 14, 2018 and December 4, 2018, the Company entered into fifteen swap transactions with a notional amount of $35 million designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities.
A summary of the Company's fair value hedge relationships as of December 31, 2018 are as follows (in thousands):

					December 31, 2018
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value

Liability derivatives
Interest rate swap agreements - securities	Other liabilities	9.23	3.10%	3 month LIBOR	$35,000	-$1,174

There were no fair value hedge relationships as of December 31, 2017.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 21. Derivatives, Continued

Derivatives designated as fair value hedges (continued):

The effects of the Company's fair value hedge relationships on the income statement during the twelve months ended December 31, 2018 were as follows (in thousands):

Twelve Months Ended December 31, 2018
Interest Income
Total amount of income and expense line items presented in the consolidated statements of income	$92,210

Gain (loss) on fair value hedging relationship
Interest rate swap agreements - securities:
Hedged items	(1,174)
Derivative designated as hedging instruments	1,174

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2018:

	Carrying Amount of the Hedged Assets (in thousands)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	December 31, 2018	December 31, 2018

Securities available-for-sale	$39,730	$1,174

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SmartFinancial maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. SmartFinancial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2018. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, SmartFinancial’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of SmartFinancial’s management on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 2, 2019 under the headings “Proposal One Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance and Board of Directors,” “Compensation of Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 2, 2019 under the headings, “Proposal One Election of the Directors” and “Compensation of Directors and Executive Officers.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item will be included in SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 2, 2019 under the heading, “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes information concerning SmartFinancial’s equity compensation plans at December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:
2002 Long-Term Incentive Plan	56,042	$8.29	—
SmartFinancial 2010 Incentive Plan	—	11.67	519,750
2015 Stock Incentive Plan	40,234	15.05	1,959,305
Capstone Stock Option Plan	13,599	11.76	—
Equity compensation plans not approved by shareholders	60,750	9.55	—
Total	170,625	$10.61	2,479,055

Equity Compensation Plans not Approved by Shareholders

During 2013 and 2014, Cornerstone issued non-qualified options to employees and directors. These non-qualified options are governed by the grant document issued to the holders. The non-qualified stock options for employees were issued at the market value of the common stock on the grant date and vest 30% on the second anniversary of the grant date, 60% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date. The non-qualified stock options for directors are issued at the market value of the common stock on the grant date and vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date. The term of all grants were determined by the compensation committee, not to exceed ten years. As of December 31, 2018, a total of 128,500 non-qualified stock options had been issued to Company employees and directors, of which 60,750 remained outstanding and exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 2, 2019 under the heading, “Proposal One Election of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 2, 2019 under the heading, “Proposal Three Ratification of Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:
(1)	Financial Statements

The following report and consolidated financial statements of SmartFinancial and Subsidiary are included in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit Index

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of May 22, 2017, by and among SmartFinancial, Inc., SmartBank, Capstone Bancshares, Inc. and Capstone Bank†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed November 7, 2017

2.2	Agreement and Plan of Merger, dated as of December 12, 2017, by and among SmartFinancial, Inc., Tennessee Bancshares, Inc., and Southern Community Bank†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed December 13, 2017

2.3	Agreement and Plan of Merger, dated as of June 27, 2018, by and among SmartFinancial, Inc., Foothills Bancorp, Inc., and Foothills Bank & Trust†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed June 27, 2018

3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015

3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015

4.1	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2016

4.3	Form of Fixed-to-Floating Rate Subordinated Note due October 2, 2028	Incorporated by reference to Exhibit 4.1 to Form 8-K filed October 1, 2018

10.1**	SmartFinancial, Inc. 2015 Stock Incentive Plan	Incorporated by reference to Exhibit H to the Form S-4 filed April 16, 2015

10.2**	Form of 2015 Stock Incentive Agreement	Incorporated by reference to Exhibit 10.2 to From 10-K filed March 30, 2016

10.3**	SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 8-K filed September 2, 2015

10.4**	Form of Incentive Stock Option Certificate under SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.7 to Form 8-K filed September 2, 2015

10.5**	SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.6**	Form of Management Incentive Stock Option Agreement under SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.8 to Form 8-K filed September 2, 2015

10.7**	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Jr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 2, 2015

10.8**	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Sr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.3 to Form 8-K filed September 2, 2015

10.9**	Employment Agreement, dated as of April 15, 2015, by and among C. Bryan Johnson, SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2015

10.10**	Employment Agreement with Gary W. Petty, Jr. dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc., Cornerstone Community Bank, and Gary W. Petty, Jr.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 10, 2014

10.11**	First Amendment to Employment Agreement by and among Gary W. Petty, Jr., SmartFinancial, Inc. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 9, 2015

10.12	Form of Subscription Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2015

10.13	Form of Registration Rights Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 20, 2015

10.14**	Employment Agreement with Nathaniel F. Hughes, dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 10, 2014

10.15**	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 5, 2004

10.16**	Form of Unqualified Stock OPtion Award Agreement under 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.22 to Form 10-K filed March 30, 2016

10.17**	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 8, 2017

10.18**	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 8, 2017

10.19**	Employment Agreement, dated as of February 1, 2015, by and among Rhett Jordan, SmartFinancial, Inc. and SmartBank	Incorporated by Reference to Exhibit 10.21 to Form 10-K filed March 16, 2018

10.20**	Employment Agreement, dated as of February 1, 2015, by and among Greg L. Davis and SmartBank	Incorporated by Reference to Exhibit 10.21 to Form 10-K filed March 16, 2018

10.21**	Employment Agreement, dated as of May 22, 2017, by and between SmartBank and Robert Kuhn	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 7, 2017

10.22*	Capstone Bancshares, Inc. 2008 Long-Term Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 7, 2017

10.23*	Form of Award Agreement under Capstone Bancshares, Inc. 2008 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Form 8-K filed November 7, 2017

10.24*	Salary Continuation Agreement, dated August 11, 2010, by and between Capstone Bank and Robert W. Kuhn	Incorporated by reference to Exhibit 10.4 to Form 8-K filed November 7, 2017

10.25	Loan Agreement, dated as of October 31, 2017, by and between SmartFinancial, Inc. and CapStar Bank	Incorporated by reference to Exhibit 2.2 to Form 10-Q filed November, 14, 2017

10.26	Stock Pledge and Security Agreement, dated as of October 31, 2017, by and between SmartFinancial, Inc. and CapStar Bank	Incorporated by reference to Exhibit 2.3 to Form 10-Q filed November, 14, 2017

10.27	Line of Credit Note, dated as of October 31, 2017, executed by SmartFinancial, Inc. in favor of CapStar Bank	Incorporated by reference to Exhibit 2.4 to Form 10-Q filed November, 14, 2017

10.28	Form of Subordinated Note Purchase Agreement dated September 28, 2018, for SmartFinancial, Inc. Fixed-to-Floating Rate Subordinate Notes due October 2, 2028	Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2018

16.1	Letter to the Securities and Exchange Commission from Mauldin & Jenkins, LLC	Incorporated by reference to Exhibit 16.1 to Form 8-K filed March 27, 2018

21.1	SmartFinancial, Inc. List of Subsidiaries	Filed herewith

23.1	Consent of Dixon Hughes Goodman LLP	Filed herewith

23.2	Consent of Mauldin & Jenkins, LLC	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32.0	Section 906 certifications of Principal Executive Officer and Principal Financial Officer	Filed herewith

101.INS*	XBRL Instance Document	Filed herewith

101.SCH*	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

† Schedules and exhibits to which have been omitted pursuant to Items 601(b)(2) of Regulations S-K. SmartFinancial agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

** Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTFINANCIAL, INC.

Date: March 18, 2019	By:	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer and Director
(principal executive officer)

By:	/s/ C. Bryan Johnson
C. Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Y. Carroll, Jr.	President and Chief Executive Officer and Director	March 18, 2019
William Y. Carroll, Jr.
(Principal Executive Officer)

/s/ C. Bryan Johnson	Executive Vice President and Chief Financial Officer	March 18, 2019
C. Bryan Johnson
(Principal Financial Officer and Principal Accounting Officer)

/s/ Victor L. Barrett	Director	March 18, 2019
Victor L. Barrett

/s/ Monique P. Berke	Director	March 18, 2019
Monique P. Berke

/s/ William Y. Carroll, Sr.	Director	March 18, 2019
William Y. Carroll, Sr.

/s/ Frank S. McDonald	Director	March 16, 2018
Frank S. McDonald

/s/ Ted C. Miller	Director	March 18, 2019
Ted C. Miller

/s/ David A. Ogle	Director	March 18, 2019
David A. Ogle

/s/ Doyce Payne	Director	March 18, 2019
Doyce Payne

/s/ Miller Welborn	Director	March 18, 2019
Miller Welborn

/s/ Keith E. Whaley	Director	March 18, 2019
Keith E. Whaley

/s/ Geoffrey A. Wolpert	Director	March 18, 2019
Geoffrey A. Wolpert

/s/ Steven B. Tucker	Director	March 18, 2019
Steven B. Tucker

/s/ J. Beau Wicks	Director	March 18, 2019
J. Beau Wicks

/s/ Clifton Miller	Director	March 18, 2019
Clifton Miller