Form 10-K/A
period 2018-12-31
SMARTFINANCIAL INC.
filed 2019-03-20
CIK 1038773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________________

FORM 10-K/A
Amendment No. 1
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
Emerging Growth Company ☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

As of June 30, 2018, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $294.2 million. As of March 6, 2019, there were 13,946,283 shares outstanding of the registrant’s common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None in this Amendment No. 1.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by SmartFinancial, Inc. (the “Company”) to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 18, 2019 (the “Original Filing”). The Company is filing this Amendment solely for the purpose of including in Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, the Report of Independent Registered Public Accounting Firm of Mauldin & Jenkins, LLC, dated March 16, 2018, with respect to the 2017 consolidated financial statements of the Company, which was inadvertently omitted from the Original Filing.

As required by Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment speaks as of the date of the Original Filing and does not reflect events that may have occurred subsequent to the Original Filing. There have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART II

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

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 18, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors
SmartFinancial, Inc.
Knoxville, Tennessee

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SmartFinancial, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mauldin & Jenkins, LLC

We served as the Company’s auditor from 2013 to 2018.

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

Note 14.    Regulatory Matters

Regulatory Capital Requirements:

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk‑based capital ratios. The capital conservation buffer is being phased in at the rate of 0.625 percent per year from 0.0 percent in 2015 to 2.50 percent on January 1, 2019. The capital conservation buffer for 2017 is 1.25 percent and for 2018 is 1.875 percent. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2018, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

Reports of Independent Registered Public Accounting Firms
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

(3)	The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit Index

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of May 22, 2017, by and among SmartFinancial, Inc., SmartBank, Capstone Bancshares, Inc. and Capstone Bank†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed November 7, 2017

2.2	Agreement and Plan of Merger, dated as of December 12, 2017, by and among SmartFinancial, Inc., Tennessee Bancshares, Inc., and Southern Community Bank†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed December 13, 2017

2.3	Agreement and Plan of Merger, dated as of June 27, 2018, by and among SmartFinancial, Inc., Foothills Bancorp, Inc., and Foothills Bank & Trust†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed June 27, 2018

3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015

3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015

4.1	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2016

4.3	Form of Fixed-to-Floating Rate Subordinated Note due October 2, 2028	Incorporated by reference to Exhibit 4.1 to Form 8-K filed October 1, 2018

10.1**	SmartFinancial, Inc. 2015 Stock Incentive Plan	Incorporated by reference to Exhibit H to the Form S-4 filed April 16, 2015

10.2**	Form of 2015 Stock Incentive Agreement	Incorporated by reference to Exhibit 10.2 to From 10-K filed March 30, 2016

10.3**	SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 8-K filed September 2, 2015

10.4**	Form of Incentive Stock Option Certificate under SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.7 to Form 8-K filed September 2, 2015

10.5**	SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.6**	Form of Management Incentive Stock Option Agreement under SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.8 to Form 8-K filed September 2, 2015

10.7**	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Jr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 2, 2015

10.8**	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Sr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.3 to Form 8-K filed September 2, 2015

10.9**	Employment Agreement, dated as of April 15, 2015, by and among C. Bryan Johnson, SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2015

10.10**	Employment Agreement with Gary W. Petty, Jr. dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc., Cornerstone Community Bank, and Gary W. Petty, Jr.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 10, 2014

10.11**	First Amendment to Employment Agreement by and among Gary W. Petty, Jr., SmartFinancial, Inc. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 9, 2015

10.12	Form of Subscription Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2015

10.13	Form of Registration Rights Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 20, 2015

10.14**	Employment Agreement with Nathaniel F. Hughes, dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 10, 2014

10.15**	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 5, 2004

10.16**	Form of Unqualified Stock OPtion Award Agreement under 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.22 to Form 10-K filed March 30, 2016

10.17**	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 8, 2017

10.18**	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 8, 2017

10.19**	Employment Agreement, dated as of February 1, 2015, by and among Rhett Jordan, SmartFinancial, Inc. and SmartBank	Incorporated by Reference to Exhibit 10.21 to Form 10-K filed March 16, 2018

10.20**	Employment Agreement, dated as of February 1, 2015, by and among Greg L. Davis and SmartBank	Incorporated by Reference to Exhibit 10.22 to Form 10-K filed March 16, 2018

10.21**	Employment Agreement, dated as of May 22, 2017, by and between SmartBank and Robert Kuhn	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 7, 2017

10.22*	Capstone Bancshares, Inc. 2008 Long-Term Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 7, 2017

10.23*	Form of Award Agreement under Capstone Bancshares, Inc. 2008 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Form 8-K filed November 7, 2017

10.24*	Salary Continuation Agreement, dated August 11, 2010, by and between Capstone Bank and Robert W. Kuhn	Incorporated by reference to Exhibit 10.4 to Form 8-K filed November 7, 2017

10.25	Loan Agreement, dated as of October 31, 2017, by and between SmartFinancial, Inc. and CapStar Bank	Incorporated by reference to Exhibit 2.2 to Form 10-Q filed November, 14, 2017

10.26	Stock Pledge and Security Agreement, dated as of October 31, 2017, by and between SmartFinancial, Inc. and CapStar Bank	Incorporated by reference to Exhibit 2.3 to Form 10-Q filed November, 14, 2017

10.27	Line of Credit Note, dated as of October 31, 2017, executed by SmartFinancial, Inc. in favor of CapStar Bank	Incorporated by reference to Exhibit 2.4 to Form 10-Q filed November, 14, 2017

10.28	Form of Subordinated Note Purchase Agreement dated September 28, 2018, for SmartFinancial, Inc. Fixed-to-Floating Rate Subordinate Notes due October 2, 2028	Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2018

16.1	Letter to the Securities and Exchange Commission from Mauldin & Jenkins, LLC	Incorporated by reference to Exhibit 16.1 to Form 8-K filed March 27, 2018

21.1	SmartFinancial, Inc. List of Subsidiaries	Previously filed as Exhibit 21.1 to the Original Filing

23.1	Consent of Dixon Hughes Goodman LLP	Filed herewith

23.2	Consent of Mauldin & Jenkins, LLC	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32.0	Section 906 certifications of Principal Executive Officer and Principal Financial Officer	Filed herewith

101.INS*	XBRL Instance Document	(previously filed as Exhibit 101 to the Original Filing)

101.SCH*	XBRL Taxonomy Extension Schema	(previously filed as Exhibit 101 to the Original Filing)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	(previously filed as Exhibit 101 to the Original Filing)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	(previously filed as Exhibit 101 to the Original Filing)

101.LAB*	XBRL Taxonomy Extension Label Linkbase	(previously filed as Exhibit 101 to the Original Filing)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	(previously filed as Exhibit 101 to the Original Filing)

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

SMARTFINANCIAL, INC.

Date: March 20, 2019	By:	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

By:	/s/ C. Bryan Johnson
C. Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)