Form 10-Q
period 2019-03-31
SMARTFINANCIAL INC.
filed 2019-05-10
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit such files).
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or and emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check market if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common	SMBK	NASDAQ

As of May 1, 2019 there were 13,951,590 shares of common stock, $1.00 par value per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Certain of the statements made in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” and “estimate,” and similar expressions, are intended to identify such forward-looking statements, but other statements not based on historical information may also be considered forward-looking, including statements pertaining to the intent, belief, or current expectations of SmartFinancial’s management regarding the company’s strategic direction, plans, objectives, prospects, or future results or financial performance. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of SmartFinancial to differ materially from any results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other factors include, among others, (1) the risk that the recent announcement of the termination of our agreement and plan of merger with Entegra Financial Corp. (the “Entegra Merger Agreement”) could have adverse effects on the market price of our common stock; (2) the risk that the termination of the Entegra Merger Agreement or the announcement of the same could have an adverse effect on our business generally, including our ability to retain customers, retain or hire key personnel, or maintain relationships with customers or suppliers; (3) reputational risk from the announcement of the termination of the Entegra Merger Agreement.; (4) the fact that we have incurred significant costs and expenses related to the Entegra Merger Agreement and the transactions that were contemplated by the Entegra Merger Agreement; (5) the risk of litigation related to the termination of the Entegra Merger Agreement or the abandonment of the transactions that were contemplated by the Entegra Merger Agreement; (6) potential changes to, or the risk that we may not be able to execute on, our business strategy as a result of the termination of the Entegra Merger Agreement; (7) the risk that cost savings and revenue synergies from recently completed acquisitions may not be realized or may take longer than anticipated to realize, (8) disruption from recently completed acquisitions with customer, supplier, employee, or other business relationships, (9) our ability to successfully integrate the businesses acquired as part of previous acquisitions with the business of SmartBank, (10) changes in management’s plans for the future, (11) prevailing, or changes in, economic or political conditions, particularly in our market areas, (12) credit risk associated with our lending activities, (13) changes in interest rates, loan demand, real estate values, or competition, (14) changes in accounting principles, policies, or guidelines, (15) changes in applicable laws, rules, or regulations, and (16) other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services. Certain additional factors which could affect the forward-looking statements can be found in SmartFinancial’s annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, in each case filed with or furnished to the Securities and Exchange Commission (the “SEC”) and available on the SEC’s website (www.sec.gov). SmartFinancial disclaims any obligation to update or revise any forward-looking statements contained in this report, which speak only as of the date hereof, whether as a result of new information, future events, or otherwise.

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

PART I –FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$47,667,920	$40,015,438
Interest-bearing deposits at other financial institutions	85,326,515	75,807,021
Total cash and cash equivalents	132,994,435	115,822,459

Securities available-for-sale, at fair value	198,272,685	201,687,683
Restricted investments, at cost	12,397,950	11,499,000
Loans, net of allowance for loan losses of $8,704,413 at March 31, 2019 and $8,275,055 at December 31, 2018	1,831,864,834	1,768,963,569
Bank premises and equipment, net	56,582,528	56,012,184
Foreclosed assets	2,066,263	2,495,458
Goodwill and core deposit intangible, net	78,690,076	79,033,607
Cash surrender value of life insurance	24,539,512	24,381,485
Other assets	16,572,478	14,513,890
Total assets	$2,353,980,761	$2,274,409,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$329,095,443	$319,861,237
Interest-bearing demand deposits	331,628,819	311,482,434
Money market and savings deposits	698,430,851	641,944,880
Time deposits	635,175,084	648,675,440
Total deposits	1,994,330,197	1,921,963,991

Securities sold under agreement to repurchase	7,069,668	11,755,923
Federal Home Loan Bank advances and other borrowings	8,604,917	11,242,533
Subordinated debt	39,198,068	39,176,947
Accrued expenses and other liabilities	14,297,108	7,258,460
Total liabilities	2,063,499,958	1,991,397,854

Shareholders' equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; None issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock - $1 par value; 40,000,000 shares authorized; 13,951,590 and 13,933,504 shares issued and outstanding in 2019 and 2018, respectively	13,951,590	13,933,504
Additional paid-in capital	232,240,747	231,851,730
Retained earnings	44,722,239	39,990,990
Accumulated other comprehensive loss	(433,773)	(2,764,743)
Total shareholders' equity	290,480,803	283,011,481

Total liabilities and shareholders' equity	$2,353,980,761	$2,274,409,335

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Loans, including fees	$24,974,939	$18,227,880
Securities and interest-bearing deposits at other financial institutions	1,787,632	1,049,356
Federal funds sold and other earning assets	179,964	100,818
Total interest income	26,942,535	19,378,054
INTEREST EXPENSE
Deposits	5,250,501	2,401,462
Securities sold under agreements to repurchase	7,788	12,496
Subordinated debt	583,621	—
Federal Home Loan Bank advances and other borrowings	103,385	152,775
Total interest expense	5,945,295	2,566,733
Net interest income before provision for loan losses	20,997,240	16,811,321
Provision for loan losses	797,129	688,796
Net interest income after provision for loan losses	20,200,111	16,122,525
NONINTEREST INCOME
Customer service fees	654,000	578,003
Gain on sale of loans and other assets	281,903	325,345
Interchange and debit card transaction fees	174,912	145,536
Other noninterest income	587,355	406,308
Total noninterest income	1,698,170	1,455,192
NONINTEREST EXPENSES
Salaries and employee benefits	8,398,191	7,176,344
Net occupancy and equipment expense	1,640,126	1,533,413
FDIC insurance	178,832	101,804
Foreclosed assets	61,918	189,427
Advertising	295,237	184,476
Data processing	614,858	526,308
Professional services	796,856	898,360
Amortization of intangible assets	343,531	187,757
Software as service contracts	567,296	478,607
Merger expenses	923,141	497,740
Other operating expenses	1,759,512	1,448,255
Total noninterest expenses	15,579,498	13,222,491
Income before income tax expense	6,318,783	4,355,226
Income tax expense	1,587,534	940,455
Net income available to common shareholders	$4,731,249	$3,414,771
EARNINGS PER COMMON SHARE
Basic	$0.34	$0.30
Diluted	0.34	0.30
Weighted average common shares outstanding
Basic	13,942,016	11,210,836
Diluted	14,018,163	11,319,694

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income available to common shareholders	$4,731,249	$3,414,771
Other comprehensive loss, net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of tax expense (benefit) of $700,014 and $(445,994) in 2019 and 2018, respectively	2,330,970	(1,371,394)

Total other comprehensive income (loss)	2,330,970	(1,371,394)

Comprehensive income	$7,062,219	$2,043,377

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - (Unaudited)
For the Three Months Ended March 31, 2019 and 2018

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

BALANCE, December 31, 2018	$13,933,504	$231,851,730	$39,990,990	$(2,764,743)	$283,011,481

Net income	—	—	4,731,249	—	4,731,249

Other comprehensive income	—	—	—	2,330,970	2,330,970

Issuance of stock grants and restricted stock	3,298	61,409	—	—	64,707

Exercise of stock options	14,788	184,219	—	—	199,007

Stock compensation expense	—	143,389	—	—	143,389

BALANCE, March 31, 2019	$13,951,590	$232,240,747	$44,722,239	$(433,773)	$290,480,803

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

BALANCE, December 31, 2017	$11,152,561	$174,008,753	$21,888,575	$(1,198,049)	$205,851,840

Net income	—	—	3,414,771	—	3,414,771

Other comprehensive loss	—	—	—	(1,371,394)	(1,371,394)

Exercise of stock options	81,245	869,276	—	—	950,521

Stock compensation expense	—	103,177	—	—	103,177

BALANCE, March 31, 2018	$11,233,806	$174,981,206	$25,303,346	$(2,569,443)	$208,948,915

The Notes to Consolidated Financial Statements are an integral part of these statements

SMARTFINANICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,731,249	$3,414,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(560,383)	(645,364)
Provision for loan losses	797,129	688,796
Stock compensation expense	143,389	103,177
Deferred income tax expense	1,038,865	1,315,696
Income on bank owned life insurance	(158,027)	(150,066)
Loss on disposal of fixed assets	6,961	40,956
Net gains from sale of loans and other assets	(281,903)	(325,345)
Net losses from sale of foreclosed assets	25,558	146,540
Loans originated for sale	(16,804,564)	(10,213,891)
Proceeds from sale of loans originated for sale	16,061,157	11,217,169
Changes in other assets and liabilities:
Accrued interest receivable	(1,092,865)	(352,171)
Accrued interest payable	747,512	21,507
Other assets and liabilities	3,040,906	(2,618,866)
Net cash provided by operating activities	7,694,984	2,642,909
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, maturities, and paydowns of securities available-for-sale	8,172,785	5,007,826
Purchase of securities available-for-sale	(1,053,710)	(11,239,649)
Purchase of restricted investments	(898,950)	(1,377,600)
Loan originations and principal collections, net	(61,010,912)	(50,058,787)
Purchase of bank premises and equipment	(1,296,250)	(1,830,300)
Proceeds from sale of foreclosed assets	458,157	320,417
Net cash used in investing activities	(55,628,880)	(59,178,093)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	72,166,029	60,954,797
Net decrease in securities sold under agreements to repurchase	(4,686,255)	(8,086,929)
Issuance of common stock	263,714	950,521
Proceeds from Federal Home Loan Bank advances and other borrowings	50,094,474	65,000,000
Repayment of Federal Home Loan Bank advances and other borrowings	(52,732,090)	(78,600,000)
Net cash provided by financing activities	65,105,872	40,218,389
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,171,976	(16,316,795)
CASH AND CASH EQUIVALENTS, beginning of year	115,822,459	113,026,884
CASH AND CASH EQUIVALENTS, end of period	$132,994,435	$96,710,089

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,197,783	$2,545,226

NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized losses on securities available for sale	$(3,030,984)	$1,817,388
Acquisition of real estate through foreclosure	54,520	135,038
Financed sales of foreclosed assets	—	257,416
Change in goodwill due to acquisition	—	10,778

The Notes to Consolidated Financial Statements are an integral part of these statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Interim Financial Information (Unaudited):

The financial information in this report for March 31, 2019 and March 31, 2018 has not been audited. The information included herein should be read in conjunction with the Company’s annual consolidated financial statements and footnotes included in the Company's most recent Annual Report on Form 10-K. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of SmartFinancial’s management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the Company's financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year.

Basis of Presentation and Accounting Estimates:

All adjustments consisting of normal recurring accruals that in the opinion of management are necessary for a fair presentation of the financial position and the results of operations for the periods covered by the report have been included. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with those appearing in the most recent Annual Report previously filed on Form 10-K.

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

Recently Issued and Adopted Accounting Pronouncements:

As of January 1, 2019, the Company adopted certain accounting standard updates related to accounting for leases (Topic 842 - Leases), primarily Accounting Standards Update ASU 2016-02 and subsequent updates. Among other things, these updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee's right to use, or control the use of, a specified asset for the lease term. The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact the Company's consolidated financial statements in relation to contracts whereby the Company acts as a lessor. The Company adopted the updates using a modified-retrospective transition approach and recognized right-of-use lease assets and related lease liabilities totaling $2.3 million each as of January 1, 2019. As of March 31, 2019, right-of-use lease assets and related lease liabilities totaled $2.2 million each.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach was applied on January 1, 2019.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information, Continued

Recently Issued and Adopted Accounting Pronouncements (continued):

The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). We elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations or office space, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated balance sheet. The new guidance requires these lease agreements to be recognized on the consolidated balance sheet as a right-of-use asset and a corresponding lease liability. The new guidance did not have a material impact on the consolidated statements of income or the consolidated statements of cash flows. See Note 8 Leases for more information.

In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company adopted ASU 2018-11 on its required effective date of January 1, 2019 and elected both transition options mentioned above.

As of January 1, 2019, the Company adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU expands the scope of Topic 718, Compensation-Stock Compensation (which previously only included payments to employees), to include share-based payment transactions for acquiring goods and services from non-employees. This required entities to apply the requirements of Topic 718 to non-employee awards, except for specific guidance on inputs to an option pricing model and the attribution of cost (i.e., the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). Additionally, the amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in the grantor’s own operations by issuing share-based payment awards, and clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

As of January 1, 2019, the Company adopted ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The premium on individual callable debt securities shall be amortized to the earliest call date. This guidance does not apply to securities for which prepayments are estimated on a large number of similar loans where prepayments are probable and reasonably estimable. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Not Yet Effective Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2018 as filed with the Securities and Exchange Commission. The following is a summary of recent authoritative pronouncements issued since December 31, 2018 but not yet effective that could impact the accounting, reporting, and/or disclosure of financial information by the Company .

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information, Continued

Recently Not Yet Effective Accounting Pronouncements (continued):

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

Reclassifications:

Certain captions and amounts in the 2018 consolidated financial statements were reclassified to conform to the 2019 presentation and these reclassifications had no impact on net income or shareholders' equity as previously reported.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Earnings per share

The following is a summary of the basic and diluted earnings per share for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Net income available to common shareholders	$4,731,249	$3,414,771
Weighted average common shares outstanding	13,942,016	11,210,836
Effect of dilutive stock options	76,147	108,858
Diluted shares	14,018,163	11,319,694
Basic earnings per common share	$0.34	$0.30
Diluted earnings per common share	$0.34	$0.30

There were no antidilutive shares for the three month periods ending March 31, 2019 and 2018.

Note 3. Securities

The amortized cost and fair value of securities available-for-sale at March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$39,106	$21	$(299)	$38,828
Municipal securities	58,260	1,506	(838)	58,928
Other debt securities	978	—	(43)	935
Mortgage-backed securities (GSEs)	100,600	95	(1,113)	99,582
	$198,944	$1,622	$(2,293)	$198,273

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$44,117	$12	$(626)	$43,503
Municipal securities	55,248	276	(363)	55,161
Other debt securities	977	—	(67)	910
Mortgage-backed securities (GSEs)	103,875	153	(1,914)	102,114
	$204,217	$441	$(2,970)	$201,688

At March 31, 2019 and December 31, 2018, securities with a carrying value totaling approximately $108.0 million and $97.2 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

For the three months ended March 31, 2019 and March 31, 2018, there were no available-for-sale securities sold which resulted in no gross gains or losses realized. For the three months ended March 31, 2019, there was one security called/redeemed for $5 million.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities, Continued

The amortized cost and estimated fair value of securities at March 31, 2019, by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one year to five years	31,111	30,930
Due from five years to ten years	14,567	14,352
Due after ten years	52,666	53,409
	98,344	98,691
Mortgage-backed securities	100,600	99,582
	$198,944	$198,273

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$—	$—	$28,807	$(299)	$28,807	$(299)
Municipal securities	—	—	4,059	(838)	4,059	(838)
Other debt securities	—	—	935	(43)	935	(43)
Mortgage-backed securities (GSEs)	8,915	(29)	72,886	(1,084)	81,801	(1,113)
	$8,915	$(29)	$106,687	$(2,264)	$115,602	$(2,293)

	As of December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$14,763	$(237)	$13,728	$(389)	$28,491	$(626)
Municipal securities	16,455	(150)	4,767	(213)	21,222	(363)
Other debt securities	—	—	910	(67)	910	(67)
Mortgage-backed securities (GSEs)	10,516	(155)	69,884	(1,759)	80,400	(1,914)
	$41,734	$(542)	$89,289	$(2,428)	$131,023	$(2,970)

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities, Continued

At March 31, 2019, the categories of temporarily impaired securities, and management’s evaluation of those securities, are as follows:

U.S. Government-sponsored enterprises: At March 31, 2019, 8 (or eight) investments in U.S. GSE securities had unrealized losses. These unrealized losses related principally to changes in market interest rates. The contractual terms of the investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Bank does not intend to sell the investments and it is more likely than not that the Bank will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at March 31, 2019.

Municipal securities: At March 31, 2019, 8 (or eight) investments in obligations of municipal securities had unrealized losses. The Bank believes the unrealized losses on those investments were caused by the interest rate environment and do not relate to the underlying credit quality of the issuers. Because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not consider these investments to be other-than temporarily impaired at March 31, 2019.

Other debt securities: At March 31, 2019, 1 (or one) investment in other debt securities had unrealized losses. The Bank believes the unrealized loss on this investment was caused by the interest rate environment and does not relate to the underlying credit quality of the issuer. Because the Bank does not intend to sell the investment and it is not more likely than not that the Bank will be required to sell the investment before recovery of its amortized cost bases, which may be maturity, the Bank does not consider this investment to be other-than temporarily impaired at March 31, 2019.

Mortgage-backed securities: At March 31, 2019, 68 (or sixty-eight) investments in residential mortgage-backed securities had unrealized losses.  This impairment is believed to be caused by the current interest rate environment.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Because the decline in market value is attributable to the current interest rate environment and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Bank does not deem these investments to be other-than-temporarily impaired at March 31, 2019.

Note 4. Loans and Allowance for Loan Losses

Portfolio Segmentation:

At March 31, 2019 and December 31, 2018, loans are summarized as follows (in thousands):

	March 31, 2019			December 31, 2018
	PCI Loans[1]	All Other Loans	Total	PCI Loans[1]	All Other Loans	Total
Commercial real estate	$17,299	$871,643	$888,942	$17,682	$842,345	$860,027
Consumer real estate	8,146	402,835	410,981	8,712	398,542	407,254
Construction and land development	4,670	182,339	187,009	4,602	183,293	187,895
Commercial and industrial	2,300	339,171	341,471	2,557	305,697	308,254
Consumer and other	453	11,713	12,166	605	13,204	13,809
Total loans	32,868	1,807,701	1,840,569	34,158	1,743,081	1,777,239
Less: Allowance for loan losses	(54)	(8,650)	(8,704)	—	(8,275)	(8,275)
Loans, net	$32,814	$1,799,051	$1,831,865	$34,158	$1,734,806	$1,768,964
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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management:

The composition of loans by loan classification for impaired and performing loan status at March 31, 2019 and December 31, 2018, is summarized in the tables below (in thousands):

	March 31, 2019
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$871,007	$401,937	$181,684	$338,806	$11,660	$1,805,094
Impaired loans	636	898	655	365	53	2,607
	871,643	402,835	182,339	339,171	11,713	1,807,701
PCI loans	17,299	8,146	4,670	2,300	453	32,868
Total	$888,942	$410,981	$187,009	$341,471	$12,166	$1,840,569

	December 31, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$841,709	$397,306	$182,746	$304,673	$13,088	$1,739,522
Impaired loans	636	1,236	547	1,024	116	3,559
	842,345	398,542	183,293	305,697	13,204	1,743,081
PCI loans	17,682	8,712	4,602	2,557	605	34,158
Total loans	$860,027	$407,254	$187,895	$308,254	$13,809	$1,777,239

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$4,023	$1,902	$846	$1,545	$114	$8,430
PCI loans	40	14	—	—	—	54
Impaired loans	11	33	8	164	4	220
Total	$4,074	$1,949	$854	$1,709	$118	$8,704

	December 31, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$3,639	$1,763	$795	$1,304	$240	$7,741
PCI loans	—	—	—	—	—	—
Impaired loans	—	26	—	442	66	534
Total	$3,639	$1,789	$795	$1,746	$306	$8,275

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):
The following tables detail the changes in the allowance for loan losses for the three month periods ending March 31, 2019 and March 31, 2018, by loan classification (in thousands):

	March 31, 2019
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$3,639	$1,789	$795	$1,746	$306	$8,275
Loans charged off	—	(2)	—	(318)	(130)	(450)
Recoveries of loans charged off	2	4	2	12	62	82
Provision (reallocation) charged to expense	433	158	57	269	(120)	797
Ending balance	$4,074	$1,949	$854	$1,709	$118	$8,704

	March 31, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,465	$1,596	$521	$1,062	$216	$5,860
Loans charged off	(38)	—	—	(78)	(42)	(158)
Recoveries of charge-offs	—	23	2	40	21	86
Provision (reallocation) charged to expense	498	(100)	104	186	1	689
Ending balance	$2,925	$1,519	$627	$1,210	$196	$6,477

The following table details the changes in the allowance for loan losses for the year ending December 31, 2018, by loan classification (in thousands):

	December 31, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,465	$1,596	$521	$1,062	$216	$5,860
Loans charged off	(38)	(275)	—	(177)	(370)	(860)
Recoveries of charge-offs	2	100	9	72	156	339
Provision (reallocation) charged to expense	1,210	368	265	789	304	2,936
Ending balance	$3,639	$1,789	$795	$1,746	$306	$8,275

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
Non PCI Loans	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$863,455	$400,139	$180,904	$333,423	$11,527	$1,789,448
Watch	7,547	1,775	623	4,228	131	14,304
Special mention	—	15	157	1,155	—	1,327
Substandard	641	906	655	357	55	2,614
Doubtful	—	—	—	8	—	8
Total	$871,643	$402,835	$182,339	$339,171	$11,713	$1,807,701

PCI Loans
Pass	$12,825	$5,555	$3,554	$2,196	$397	$24,527
Watch	2,736	581	1,116	—	16	4,449
Special mention	1,010	440	—	—	9	1,459
Substandard	728	1,570	—	104	31	2,433
Doubtful	—	—	—	—	—	—
Total	$17,299	$8,146	$4,670	$2,300	$453	$32,868
Total loans	$888,942	$410,981	$187,009	$341,471	$12,166	$1,840,569

	December 31, 2018
Non PCI Loans	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$834,912	$394,728	$182,524	$303,805	$12,927	$1,728,896
Watch	6,791	2,678	64	1,090	135	10,758
Special mention	—	14	158	137	—	309
Substandard	642	1,122	547	462	142	2,915
Doubtful	—	—	—	203	—	203
Total	$842,345	$398,542	$183,293	$305,697	$13,204	$1,743,081

PCI Loans
Pass	$14,050	$5,617	$4,033	$2,382	$541	$26,623
Watch	1,805	756	569	—	17	3,147
Special mention	1,030	446	—	50	10	1,536
Substandard	797	1,893	—	125	37	2,852
Doubtful	—	—	—	—	—	—
Total	$17,682	$8,712	$4,602	$2,557	$605	$34,158
Total loans	$860,027	$407,254	$187,895	$308,254	$13,809	$1,777,239

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

The following tables present the aging of the recorded investment in loans as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	30-60 Days Past Due and Accruing	61-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and NonAccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$1,625	$764	$—	$272	$2,661	$17,299	$868,982	$888,942
Consumer real estate	1,492	123	73	807	2,495	8,146	400,340	410,981
Construction and land development	—	79	—	655	734	4,670	181,605	187,009
Commercial and industrial	92	165	114	296	667	2,300	338,504	341,471
Consumer and other	132	131	23	42	328	453	11,385	12,166
Total	$3,341	$1,262	$210	$2,072	$6,885	$32,868	$1,800,816	$1,840,569

	December 31, 2018
	30-60 Days Past Due and Accruing	61-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and NonAccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$377	$19	$—	$272	$668	$17,682	$841,677	$860,027
Consumer real estate	1,168	462	454	844	2,928	8,712	395,614	407,254
Construction and land development	343	—	—	547	890	4,602	182,403	187,895
Commercial and industrial	155	—	101	909	1,165	2,557	304,532	308,254
Consumer and other	117	—	29	124	270	605	12,934	13,809
Total	$2,160	$481	$584	$2,696	$5,921	$34,158	$1,737,160	$1,777,239

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Impaired Loans:

The following is an analysis of the impaired loan portfolio, including PCI loans, detailing the related allowance recorded as of March 31, 2019 and December 31, 2018 (in thousands):

				For the three months ended
	At March 31, 2019			March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$589	$601	$—	$613	$20
Consumer real estate	863	879	—	967	4
Construction and land development	599	599	—	573	—
Commercial and industrial	31	32	—	50	1
Consumer and other	27	31	—	28	1
	2,109	2,142	—	2,231	26
Impaired loans with a valuation allowance:
Commercial real estate	47	47	11	24	1
Consumer real estate	35	40	33	99	—
Construction and land development	56	56	8	28	—
Commercial and industrial	334	349	164	644	9
Consumer and other	26	26	4	57	—
	498	518	220	852	10
PCI loans:
Commercial real estate	2,535	2,837	40	845	(10)
Consumer real estate	1,101	1,271	14	367	3
Total impaired loans	$6,243	$6,768	$274	$4,295	$29

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Impaired Loans (continued):

				For the year ended
	At December 31, 2018			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$636	$648	$—	$855	$33
Consumer real estate	1,073	1,089	—	934	29
Construction and land development	547	547	—	547	—
Commercial and industrial	69	70	—	69	6
Consumer and other	29	33	—	15	3
	2,354	2,387	—	2,420	71
Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—	—
Consumer real estate	163	205	26	365	—
Construction and land development	—	—	—	—	—
Commercial and industrial	955	973	442	476	37
Consumer and other	87	87	66	86	3
	1,205	1,265	534	927	40
PCI loans:
Commercial real estate	0	0	0	11	0
Total impaired loans	$3,559	$3,652	$534	$3,358	$111

Troubled Debt Restructurings:

At March 31, 2019 and December 31, 2018, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses, Continued

Troubled Debt Restructurings (continued):

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of March 31, 2019 and December 31, 2018, management had approximately $62 thousand and $116 thousand, respectively, in loans that met the criteria for restructured, none of which were on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

There were no loans that were modified as troubled debt restructurings during the three month period ended March 31, 2019 and 2018. There were no loans that were modified as troubled debt restructurings during the past three months and for which there was a subsequent payment default.

Foreclosure Proceedings and Balances:

As of March 31, 2019, there was no residential real estate included in foreclosed assets and there were no consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure.

Purchased Credit Impaired Loans:

The Company has acquired loans where there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans as of as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

	March 31, 2019	December 31, 2018
Commercial real estate	$24,226	$24,849
Consumer real estate	10,464	11,108
Construction and land development	5,724	5,731
Commercial and industrial	5,369	5,824
Consumer and other	721	892
Total loans	46,504	48,404
Less remaining purchase discount	(13,636)	(14,246)
Total loans, net of purchase discount	32,868	34,158
Less: Allowance for loan losses	(54)	—
Carrying amount, net of allowance	$32,814	$34,158

Activity related to the accretable yield on loans acquired with deteriorated credit quality is as follows for the three month periods ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Accretable yield, beginning of period	$7,052	$9,287
Additions	—	—
Accretion income	(1,254)	(1,101)
Reclassification to accretable	1,035	262
Other changes, net	1,811	(668)
Accretable yield	$8,644	$7,780

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

A summary of the Bank’s total contractual amount for all off-balance sheet commitments at March 31, 2019 is as follows:

Commitments to extend credit	$356.0	million
Standby letters of credit	$14.6	million

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

At March 31, 2019 and December 31, 2018, the carrying amount of liabilities related to the Company's obligation to perform under standby letters of credit was insignificant. The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on standby letters of credit for the period ending March 31, 2019.

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

Level 2 - Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

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

Measurements of Fair Value:

Assets and liabilities recorded at fair value on a recurring basis are as follows (in thousands):

	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$38,828	$—	$38,828	$—
Mortgage-backed securities	99,582	—	99,582	—
Other debt securities	935	—	935	—
Municipal securities	58,928	—	58,928	—
Total securities available-for-sale	$198,273	$—	$198,273	$—
Derivative financial instruments	$2,063	$—	$2,063	$—

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Debt securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$43,503	$—	$43,503	$—
Mortgage-backed securities	102,114	—	102,114	—
Other debt securities	910	—	910	—
Municipal securities	55,161	—	55,161	—
Total securities available-for-sale	$201,688	$—	$201,688	$—
Derivative financial instruments	$1,174	—	$1,174	—
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Fair Value Disclosures, Continued

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$3,860	$—	$—	$3,860
Foreclosed assets	2,066	—	—	2,066

	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$671	$—	$—	$671
Foreclosed assets	2,495	—	—	2,495

For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements are presented below (in thousands).

	Balance as of March 31, 2019	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$3,860	Appraisal and Cashflow	Appraisal and Cashflow Discounts	7%
Foreclosed assets	2,066	Appraisal	Appraisal Discounts	20%

	Balance as of December 31, 2018	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
Impaired loans	$671	Appraisal	Appraisal Discounts	44%
Foreclosed assets	2,495	Appraisal	Appraisal Discounts	23%

Impaired Loans: Loans considered impaired under ASC 310-10-35, Receivables, are loans for which, based on current information and events, it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. An impaired loan can be measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. The fair value of impaired loans were measured based on the value of the collateral securing these loans or the discounted cash flows of the loans, as applicable. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments at March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31, 2019
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$132,994	132,994	—	—	$132,994
Securities available-for-sale	198,273	—	198,273	—	198,273
Restricted investments	12,398	N/A	N/A	N/A	N/A
Loans, net	1,831,865	—	—	1,824,680	1,824,680

Liabilities:
Noninterest-bearing demand deposits	329,095	—	329,095	—	329,095
Interest-bearing demand deposits	331,629	—	331,629	—	331,629
Money Market and Savings deposits	698,431	—	698,431	—	698,431
Time deposits	635,175	—	635,272	—	635,272
Securities sold under agreements to repurchase	7,070	—	7,070	—	7,070
Federal Home Loan Bank advances and other borrowings	8,605	—	8,605	—	8,605
Subordinated debt	39,198	—	—	37,606	37,606
Derivative financial instruments	2,063	—	2,063	—	2,063

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6. Fair Value Disclosures, Continued

Carrying value and estimated fair value (continued):

	December 31, 2018
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$115,822	115,822	—	—	$115,822
Securities available-for-sale	201,688	—	201,688	—	201,688
Restricted investments	11,499	N/A	N/A	N/A	N/A
Loans, net	1,768,964	—	—	1,766,838	1,766,838

Liabilities:
Noninterest-bearing demand deposits	319,861	—	319,861	—	319,861
Interest-bearing demand deposits	311,482	—	311,482	—	311,482
Money Market and Savings deposits	641,945	—	641,945	—	641,945
Time deposits	648,675	—	649,169	—	649,169
Securities sold under agreements to repurchase	11,756	—	11,756	—	11,756
Federal Home Loan Bank advances and other borrowings	11,243	—	11,243	—	11,243
Subordinated debt	39,177	—	—	39,190	39,190
Derivative financial instruments	1,174	—	1,174	—	1,174

Limitations:

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

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7.     Derivatives

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

In September 2018, December 2018, and February 2019, the Company entered into sixteen swap transactions with a notional amount of $36 million designated as fair value hedges. These derivatives are intended to protect against the effects of changing interest rates on the fair values of fixed rate securities.

A summary of the Company's fair value hedge relationships as of March 31, 2019 and December 31, 2018 are as follows
(in thousands):

					March 31, 2019
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value

Liability derivatives
Interest rate swap agreements - securities	Other liabilities	8.95	3.09%	3 month LIBOR	$36,000	-$2,063

					December 31, 2018
	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value

Liability derivatives
Interest rate swap agreements - securities	Other liabilities	9.23	3.10%	3 month LIBOR	$35,000	-$1,174

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7.     Derivatives, Continued

Derivatives designated as fair value hedges (continued):

The effects of the Company's fair value hedge relationships on the income statement during the three months ended March 31, 2019 were as follows (in thousands):

Three Months Ended March 31, 2019
Interest Income
Total amount of income and expense line items presented in the consolidated statements of income	$26,943

Gain (loss) on fair value hedging relationship
Interest rate swap agreements - securities:
Hedged items	(2,063)
Derivative designated as hedging instruments	2,063

There were no hedging relationships as of March 31, 2018.

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at March 31, 2019 and December 31, 2018:

	Carrying Amount of the Hedged Assets (in thousands)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Line item on the balance sheet	March 31, 2019	March 31, 2019

Securities available-for-sale	$41,587	$2,063

Line item on the balance sheet	December 31, 2018	December 31, 2018

Securities available-for-sale	$39,730	$1,174

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 Leases (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Lessee Accounting:

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space with terms extending through 2033. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (dollars in thousands):

Lease Right-of-Use Assets	Classification	March 31, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$2,215

Lease Liabilities
Operating lease liabilities	Operating lease liabilities	$2,222

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

As of March 31, 2019, the weighted average remaining lease term was 7.81 years and the weighted average discount rate was 3.24%.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8. Leases, Continued

The following table represents lease costs and other lease information, in thousands. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance.

Three Months Ended
Lease Costs	March 31, 2019

Operating lease costs	$146
Short term lease costs	36
Variable lease costs	23
Total	205

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$139

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2019 were as follows (in thousands):

Amounts
March 31, 2020	$533
March 31, 2021	531
March 31, 2022	332
March 31, 2023	213
March 31, 2024	107
Thereafter	842
Total future minimum lease payments	2,558
Amounts representing interest	(336)
Present value of net future minimum lease payments	$2,222

Note 9.     Subsequent Events

On April 24, 2019 the Company announced that Entegra Financial Corp. (Nasdaq: ENFC) (“Entegra”) elected to terminate effective April 23, 2019, the previously announced Agreement and Plan of Merger dated January 15, 2019 (the “Merger Agreement”), among SmartFinancial, Entegra, and CT Merger Sub, Inc. Entegra elected to terminate the Merger Agreement in order to enter into a definitive merger agreement with a large North Carolina-based financial institution that made a competing offer to acquire Entegra, an offer that SmartFinancial chose not to match. Under the terms of the Merger Agreement, SmartFinancial has received a termination fee of $6.4 million.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the first quarter of 2019:

•	Net income available to common shareholders totaled $4.7 million during the first quarter of 2019 compared to $3.4 million for the same period in 2018.

•	Earnings per diluted common share was $0.34 during the first quarter of 2019, compared to $0.30 for the same period in 2018.

•	Annualized return on average assets was 0.84 percent for the first quarter of 2019, compared to 0.80 percent a year ago.

•	Yield on earning assets, taxable equivalent, of 5.25 percent, an increase of 0.24 percentage points from the first quarter of 2018.

•	Noninterest expense to average assets of 2.77 percent, a decrease of 0.32 percentage points from a year ago.

Analysis of Results of Operations

First quarter of 2019 compared to 2018

Net income available to common shareholders was $4.7 million, or $0.34 per diluted common share, in the first quarter of 2019, compared to $3.4 million, or $0.30 per diluted common share, in the first quarter of 2018. Net interest income to average assets of 3.73 percent in the first quarter of 2019 decreased from 3.93 percent in the first quarter of 2018 primarily due to higher deposit costs. Noninterest income to average assets of 0.30 percent in first quarter of 2019 decreased from 0.34 percent in the first quarter of 2018. Noninterest expense to average assets decreased from 3.09 percent in the first quarter of 2018 to 2.77 percent in first quarter of 2019.

Net Interest Income and Yield Analysis

First quarter of 2019 compared to 2018

Net interest income, taxable equivalent, improved to $21.1 million in the first quarter of 2019 from $16.8 million in the first quarter of 2018. Net interest income was positively impacted compared to the prior year due to increases in average loan and securities balances and increases in the yields of the loan and securities portfolios. Average earning assets increased from $1.6 billion in the first quarter of 2018 to $2.1 billion in the first quarter of 2019 primarily as a result of the mergers in the second and fourth quarters of 2018. Over this period, average loan balances increased by $449.7 million, average interest-bearing deposits increased by $378.4 million, and average noninterest-bearing deposits increased $88.8 million. Net interest income to average assets of 3.73 percent for the first quarter in 2019 decreased from 3.93 percent during the same period in 2018. Net interest margin, taxable equivalent, decreased to 4.10 percent in the quarter, compared to 4.35 percent a year ago as a result of of increases in the cost of interest-bearing liabilities. The yield on earning assets increased from 5.01 percent a year ago to 5.25 percent in the quarter due to higher loan balances and higher yields on loans and securities.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Loans[1]	$1,802,014	$24,977	5.62%	$1,352,319	$18,230	5.47%
Taxable securities	147,346	971	2.67%	151,573	872	2.33%
Tax-exempt securities[2]	53,492	537	4.07%	6,366	46	2.93%
Federal funds sold and other earning assets	86,688	573	2.68%	58,869	242	1.67%
Total interest-earning assets	2,089,540	27,058	5.25%	1,569,127	19,390	5.01%
Noninterest-earning assets	193,698			166,035
Total assets	$2,283,238			$1,735,162

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$306,164	$474	0.63%	$249,846	$320	0.52%
Money market and savings deposits	665,018	1,978	1.21%	526,093	870	0.67%
Time deposits	637,767	2,799	1.78%	454,660	1,211	1.08%
Total interest-bearing deposits	1,608,949	5,251	1.32%	1,230,599	2,401	0.79%
Securities sold under agreement to repurchase	7,971	8	0.41%	16,186	12	0.31%
Federal funds purchased and other borrowings	10,217	103	4.09%	26,655	153	2.32%
Subordinated debt	39,184	584	6.04%	—	—
Total interest-bearing liabilities	1,666,321	5,946	1.45%	1,273,440	2,566	0.82%
Noninterest-bearing deposits	320,134			231,355
Other liabilities	10,707			8,656
Total liabilities	1,997,162			1,513,451
Stockholders’ equity	286,076			221,711
Total liabilities and stockholders’ equity	$2,283,238			$1,735,162

Net interest income, taxable equivalent		$21,112			$16,824
Interest rate spread[3]			3.80%			4.19%
Tax equivalent net interest margin[4]			4.10%			4.35%

Percentage of average interest-earning assets to average interest-bearing liabilities			125.40%			123.22%
Percentage of average equity to average assets			12.53%			12.78%

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $687 thousand and $640 thousand for the quarters ended March 31, 2019 and 2018, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent. The taxable-equivalent adjustment was $2 thousand for the period ended March 31, 2019 and $2 thousand for the period ended March 31, 2018.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent. The taxable-equivalent adjustment was $113 thousand for the period ended March 31, 2019 and $10 thousand for the period ended March 31, 2018.

(3)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate and Volume Analysis

Changes in net interest income are attributed to changes in average balances (volume change) and changes in average rates (rate change) in the period presented for earning assets and sources of funds on which interest is received or paid.  Volume change is calculated as change in volume times the previous rate, and rate change is change in rate times the previous volume.  The change attributed to rates and volumes (change in rate times change in volume) is considered as a change in volume.

First quarter of 2019 compared to 2018

Net interest income, taxable equivalent, increased by $4.3 million between the quarters ended March 31, 2019 and 2018. The following is an analysis of the changes in net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	Three Months Ended March 31,
	2019	Compared to	2018
	Increase (decrease) due to
Interest Earning Assets	Rate	Volume	Net
Loans[1]	$682	$6,065	$6,747
Taxable securities	123	(24)	99
Tax-exempt securities[2]	151	340	491
Federal funds sold and other earning assets	216	115	331
Total interest-earning assets	1,172	6,496	7,668

Interest-bearing liabilities:
Interest-bearing demand deposits	82	72	154
Money market and savings deposits	878	230	1,108
Time deposits	1,100	488	1,588
Total interest-bearing deposits	2,060	790	2,850
Securities sold under agreement to repurchase	2	(6)	(4)
Federal funds purchased and other borrowings	44	(94)	(50)
Subordinated debt	584	—	584
Total interest-bearing liabilities	2,690	690	3,380
Net interest income	$(1,518)	$5,806	$4,288

(1)
Loans include nonaccrual loans. Loan fees included in loan income was $687 thousand and $640 thousand for the quarters ended March 31, 2019 and 2018, respectively. Yields related to loans exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent. The taxable-equivalent adjustment was $2 thousand for the period ended March 31, 2019 and $2 thousand for the period ended March 31, 2018.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent. The taxable-equivalent adjustment was $113 thousand for the period ended March 31, 2019 and $10 thousand for the period ended March 31, 2018.

Noninterest Income

First quarter of 2019 compared to 2018

Noninterest income totaled $1.7 million in the first quarter of 2019, compared to $1.5 million in the first quarter of 2018. Noninterest income to average assets of 0.30 percent for the quarter decreased from 0.34 percent in 2018. Noninterest income increased due to increases in customer service fees as a result of greater deposit account volumes from the mergers in the second and fourth quarters of 2018 and higher other noninterest income primarily from investment commissions.

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Customer service fees	$654	$578
Gain on sale of loans and other assets	282	325
Interchange and debit card transaction fees	175	146
Other noninterest income	587	406
Total noninterest income	$1,698	$1,455

Noninterest Expense

First quarter of 2019 compared to 2018

Noninterest expense totaled $15.6 million in the first quarter of 2019 compared to $13.2 million in the first quarter of 2018. Noninterest expense to average assets decreased from 3.09 percent a year ago to 2.77 percent in the quarter. The increase in noninterest expense compared to the prior year was primarily due to the acquisitions of Tennessee Bancshares, Inc. and Foothills Bancorp, Inc. which resulted in higher salary and employee benefit expenses, higher occupancy expenses, higher depository expense, and higher amortization of intangibles. Merger expenses in 2019 were higher than 2018 due to the planned merger with Entegra Financial, which was subsequently terminated (See Note 9 of the Company's consolidated financial statements).

	Three months ended March 31,
(Dollars in thousands)	2019	2018
Salaries and employee benefits	$8,398	$7,176
Net occupancy and equipment expense	1,640	1,533
FDIC insurance	179	102
Foreclosed assets	62	190
Advertising	295	184
Data processing	615	526
Professional services	797	898
Amortization of intangible assets	343	188
Software as service contracts	567	479
Merger expenses	923	498
Other operating expenses	1,760	1,448
Total noninterest expense	$15,579	$13,222

Taxes

First quarter of 2019 compared to 2018

In the first quarter of 2019 income tax expense totaled $1.6 million compared to $940 thousand a year ago. The effective tax rate was approximately 25.1 percent in the first quarter of 2019 compared to 21.6 percent a year ago.

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $1.8 billion at March 31, 2019 compared to $1.8 billion at December 31, 2018. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential fixed rate mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic net loans increased by $133.5 million, or 11.6 percent, from December 31, 2018, to $1.3 billion at March 31, 2019. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed since purchase.

Purchased Loans

Purchased non-credit impaired loans of $515.3 million at March 31, 2019 decreased from $584.5 million at December 31, 2018. Since December 31, 2018, our net purchased credit impaired (“PCI”) loans decreased by $1.3 million to $32.8 million at March 31, 2019. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or our future acquisition activity.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	March 31, 2019
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$615,600	$256,043	$17,299	$888,942	48.2%
Consumer real estate-mortgage	$243,509	$159,326	8,146	410,981	22.3%
Construction and land development	$145,771	$36,568	4,670	187,009	10.2%
Commercial and industrial	$279,278	$59,893	2,300	341,471	18.6%
Consumer and other	$8,283	$3,430	453	12,166	0.7%
Total gross loans receivable, net of deferred fees	$1,292,441	$515,260	32,868	1,840,569	100.0%
Allowance for loan losses	$(8,650)	$—	(54)	(8,704)
Total loans, net	$1,283,791	$515,260	$32,814	$1,831,865

	December 31, 2018
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$555,915	$286,430	$17,682	$860,027	48.4%
Consumer real estate-mortgage	224,958	173,584	8,712	407,254	22.9%
Construction and land development	134,232	49,061	4,602	187,895	10.6%
Commercial and industrial	234,877	70,820	2,557	308,254	17.3%
Consumer and other	8,627	4,577	605	13,809	0.8%
Total gross loans receivable, net of deferred fees	1,158,609	584,472	34,158	1,777,239	100.0%
Allowance for loan losses	(8,275)	—	—	(8,275)
Total loans, net	$1,150,334	$584,472	$34,158	$1,768,964

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year (in thousands).

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$112,499	$435,860	$340,582	$888,941	$531,545	$244,897
Consumer real estate-mortgage	46,331	169,204	195,446	410,981	168,706	195,944
Construction and land development	77,019	72,456	37,534	187,009	50,350	59,640
Commercial and industrial	112,114	152,227	77,130	341,471	203,145	26,212
Consumer and other	5,619	5,553	995	12,167	5,909	639
Total Loans	$353,582	$835,300	$651,687	$1,840,569	$959,655	$527,332

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.12 percent as of March 31, 2019, which decreased from 0.18 percent as of December 31, 2018. Total nonperforming assets as a percentage of total assets as of March 31, 2019 totaled 0.18 percent compared to 0.25 percent as of December 31, 2018. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless the pools are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets for the periods presented (dollars in thousands).

	March 31, 2019	December 31, 2018
Nonaccrual loans	$2,072	$2,696
Accruing loans past due 90 days or more (1)	210	584
Total nonperforming loans	2,282	3,280
Foreclosed assets	2,066	2,495
Total nonperforming assets	$4,348	$5,775

Restructured loans not included above	$62	$116
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At March 31, 2019 potential problem loans amounted to approximately $0.4 million or 0.02 percent of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of March 31, 2019 and December 31, 2018, our allowance for loan losses was $8.7 million and $8.3 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in March 31, 2019 as compared to December 31, 2018 is the result of increases in balance of our organic loan portfolio. Our allowance for loan loss as a percentage of total loans was 0.47 percent at March 31, 2019 and December 31, 2018.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition. As of March 31, 2019 the balance on PCI loans was $46.5 million while the carrying value was $32.8 million. At March 31, 2019, there were $54 thousand of allowances on PCI loans.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans as of March 31, 2019 and December 31, 2018 and the percentage of loans in each category to total loans (in thousands):

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$4,074	46.8%	$3,639	44.0%
Consumer real estate-mortgage	1,949	22.4%	1,789	21.6%
Construction and land development	854	9.8%	795	9.6%
Commercial and industrial	1,709	19.6%	1,746	21.1%
Consumer and other	118	1.4%	306	3.7%
Total allowance for loan losses	$8,704	100.0%	$8,275	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired, non PCI, loans were approximately $534 thousand at December 31, 2018 compared to $220 thousand at March 31, 2019.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods ended March 31, 2019 and December 31, 2018 including the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	Three Months Ended	Twelve Months Ended
	March 31, 2019	December 31, 2018
Balance at beginning of period	$8,275	$5,860
Provision for loan losses	797	2,936
Charged-off loans:
Commercial real estate-mortgage	—	(38)
Consumer real estate-mortgage	(2)	(275)
Construction and land development	—	—
Commercial and industrial	(318)	(177)
Consumer and other	(130)	(370)
Total charged-off loans	(450)	(860)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	2	2
Consumer real estate-mortgage	4	100
Construction and land development	2	9
Commercial and industrial	12	72
Consumer and other	62	156
Total recoveries of previously charged-off loans	82	339
Net charge-offs	(368)	(521)
Balance at end of period	$8,704	$8,275

Ratio of allowance for loan losses to total loans outstanding at end of period	0.47%	0.47%
Ratio of net charge-offs (recoveries) to average loans outstanding for the period (annualized)	0.08%	(0.03)%

We assess the adequacy of the allowance at the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon our evaluation of the loan portfolio, past loan loss experience, known and inherent risks in the portfolio, the views of the Bank’s regulators, adverse situations that may affect borrowers' ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Investment Portfolio

Our investment portfolio, consisting primarily of Federal agency bonds, mortgage-backed securities, and state and municipal securities amounted to fair values of $198.3 million and $201.7 million at March 31, 2019 and December 31, 2018, respectively. Our investments to assets ratio decreased slightly from 8.9 percent at December 31, 2018 to 8.4 percent at March 31, 2019. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the amortized cost of the Company’s investment securities. In the periods ended March 31, 2019 and December 31, 2018 all investment securities were classified as available for sale (in thousands).

	March 31, 2019	December 31, 2018
U.S. Government agencies	$39,106	$44,117
State and political subdivisions	58,260	55,248
Other debt securities	978	974
Mortgage-backed securities	100,600	103,875
Total securities	$198,944	$204,214

The following table presents the contractual maturity of investment securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at March 31, 2019 (in thousands).  The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
U.S. Government agencies	$—	$31,000	$8,106	$—	$39,106
State and political subdivisions	—	111	5,483	52,666	58,260
Other debt securities	—	—	978	—	978
Mortgage-backed securities	—	9,285	17,864	73,451	100,600
Total securities available for sale	$—	$40,396	$32,431	$126,117	$198,944
Weighted average yield (1)	—%	2.22%	2.26%	3.43%	2.99%
(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of March 31, 2019, brokered deposits represented approximately 13.3 percent of total deposits.

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended March 31, 2019 was 1.32 percent compared to 0.79 percent for the same period in 2018. The increase in cost was due to changes in deposit mix and higher rates on interest-bearing deposit accounts.

Total deposits as of March 31, 2019 were $2.0 billion, which was an increase of $72.4 million from December 31, 2018. As of March 31, 2019 the Company had outstanding time deposits under $100,000 with balances of $330.1 million and time deposits over $100,000 with balances of $305.1 million.

The following table summarizes the maturities of time deposits $100,000 or more as of March 31, 2019 (in thousands).

March 31, 2019
Three months or less	$35,797
Three to six months	43,206
Six to twelve months	121,493
More than twelve months	104,589
Total	$305,085

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Short-term borrowings totaled $8.6 million at March 31, 2019 and $11.2 million at December 31, 2018, and consisted primarily of federal funds purchased. Long-term debt totaled $39.2 million at March 31, 2019 and December 31, 2018 and consisted of subordinated debt.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At March 31, 2019 and December 31, 2018, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

Liquidity and Off-Balance Sheet Arrangements

At March 31, 2019, we had $356 million of pre-approved but unused lines of credit and $14.6 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

Interest Rate Sensitivity

Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. The primary measurements we use to help us manage interest rate sensitivity are an earnings simulation model and an economic value of equity model. As of December 31, 2018, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.32 percent and 2.46 percent, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of (2.77) percent relative to the current financial statement structure over the next twelve months. We do not believe there have been any material changes to the Company’s interest rate sensitivity from December 31, 2018 to the period ended March 31, 2019.

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

The Company has no investments that mature throughout the next 12 months. The Company also anticipates $22.2 million of principal payments from mortgage-backed securities over the same period. The Company also has unused borrowing capacity available with the Federal Home Loan Bank of Cincinatti, the Federal Reserve, and several correspondent banks. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required for a Smaller Reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2019 (the “Evaluation Date”). Based on such evaluation, SmartFinancial's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I--Item 1A--Risk Factors” in our Form 10-K for the year ended December 31, 2018. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. There have been no material changes from the risk factors described in our Form 10-K for the year ended December 31, 2018.
.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)    On January 24, 2019 (the “Grant Date”), pursuant to the SmartFinancial, Inc. 2015 Stock Incentive Plan (the “Plan”), the Board of Directors of the Company approved grants of performance-based restricted stock (the “Restricted Stock Awards”) to certain officers and employees of the Company and SmartBank, including William (“Billy”) Y. Carroll, Jr., the President and Chief Executive Officer of the Company and SmartBank; C. Bryan Johnson, the Chief Financial Officer of the Company and SmartBank; Rhett D. Jordan, the Chief Credit Officer of SmartBank; and Wesley M. (“Miller”) Welborn, Chairman of the Company and SmartBank (such individuals, collectively, the “Designated Officers”). The Restricted Stock Award for each Designated Officer is subject to the terms of a Performance-Based Restricted Stock Award Agreement entered into by the Company and the Designated Officer, the form of which is filed herewith as Exhibit 10.2 (the “Form of Performance-Based Restricted Stock Award Agreement”). The number of shares of performance-based restricted stock granted to each Designated Officer is set forth below.

NAME	SHARES OF RESTRICTED STOCK GRANTED
William (“Billy”) Y. Carroll, Jr.	6,500
C. Bryan Johnson	1,500
Rhett D. Jordan	2,500
Wesley M. (“Miller”) Welborn	4,400

Generally, up to 50% of each Designated Officer’s restricted shares can be earned if the Company achieves certain core diluted earnings per share targets for the fiscal year ending December 31, 2019, and up to 50% of each Designated Officer’s restricted shares can be earned if the Company achieves certain core return on average assets targets for the fiscal year ending

December 31, 2019. All restricted shares so earned generally will vest on January 1, 2024, subject to the Designated Officer’s continuous employment until such date.

If a Designated Officer’s employment is terminated for “cause” (as defined in the Form of Performance-Based Restricted Stock Award Agreement) or by the Designated Officer without “good reason” (as defined in the Form of Performance-Based Restricted Stock Award Agreement), any unvested restricted shares will be forfeited by the Designated Officer.

If a Designated Officer’s employment is terminated without cause or by the Designated Officer with good reason, or in the event of a Designated Officer’s “retirement” (as defined in the Form of Performance-Based Restricted Stock Award Agreement), any restricted shares that have been earned but that have not vested will vest on a pro rata basis based on the number of full calendar months the Designated Officer has been employed since the Grant Date. Any restricted shares that have been earned but that have not vested will vest on an accelerated basis in full upon the death or disability (as defined in the Plan) of a Designated Officer. In the event of a change in control (as defined in the Form of Performance-Based Restricted Stock Award Agreement), all unvested restricted shares, whether or not they have been earned, will vest on an accelerated basis in full.

The foregoing summary of the terms of the Restricted Stock Awards is not complete and is qualified in its entirety by reference to the Form of Performance-Based Restricted Stock Award Agreement, which is incorporated herein by reference.

(b)    None

Item 6. Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of January 15, 2019, by and among SmartFinancial, Inc., CT Merger Sub, Inc., and Entegra Financial Corp.*	Incorporated by reference to Exhibit 2.1 to Form 8-K filed January 16, 2019
3.1	Second Amended and Restated Charter of SmartFinancial, Inc	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2016
4.2	The rights of securities holders are defined in the Charter and Bylaws provided in Exhibits 3.1 and 3.2
10.1	Employment Agreement, dated January 15, 2019, by and among SmartFinancial, Inc., SmartBank, and David A. Bright	Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 16, 2019
10.2	Employment Agreement, dated January 15, 2019, by and among SmartFinancial, Inc., SmartBank, and Ryan M. Scaggs	Incorporated by reference to Exhibit 10.2 to Form 8-K filed January 16, 2019
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files	Filed herewith.

* The registrant has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartFinancial, Inc.

Date:	May 10, 2019	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	May 10, 2019	/s/ Christopher Bryan Johnson
Christopher Bryan Johnson
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)