Form 10-Q
period 2019-06-30
SMARTFINANCIAL INC.
filed 2019-08-08
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to

Commission File Number:333-203449

(Exact name of registrant as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5401 Kingston Pike, Suite 600 Knoxville, Tennessee	37919
(Address of principal executive offices)	(Zip Code)

865-453-2650	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal
year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00	SMBK	The Nasdaq Stock Market

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or and emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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
Yes  ☐    No  ☒

As of August 1, 2019 there were 13,953,209 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	(Unaudited) June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$44,500	$40,015
Interest-bearing deposits with banks	75,371	75,807
Federal funds sold	79,663	—
Total cash and cash equivalents	199,534	115,822
Securities available-for-sale, at fair value	174,114	201,688
Other investments	12,905	11,499
Loans held for sale	4,087	1,979
Loans	1,832,902	1,775,260
Less: Allowance for loan losses	(9,097)	(8,275)
Loans, net	1,823,805	1,766,985
Premises and equipment, net	56,589	56,012
Other real estate owned	1,814	2,495
Goodwill and core deposit intangible, net	78,348	79,034
Bank owned life insurance	24,695	24,381
Other assets	15,366	14,514
Total assets	$2,391,257	$2,274,409
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$357,220	$319,861
Interest-bearing demand	333,705	311,482
Money market and savings	648,132	641,945
Time deposits	673,243	648,676
Total deposits	2,012,300	1,921,964
Securities sold under agreement to repurchase	8,219	11,756
Federal Home Loan Bank advances and other borrowings	15,460	11,243
Subordinated debt	39,219	39,177
Other liabilities	16,448	7,258
Total liabilities	2,091,646	1,991,398
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 13,953,209 and 13,933,504 shares issued and outstanding, respectively	13,953	13,933
Additional paid-in capital	232,386	231,852
Retained earnings	53,843	39,991
Accumulated other comprehensive loss	(571)	(2,765)
Total shareholders' equity	299,611	283,011
Total liabilities and shareholders' equity	$2,391,257	$2,274,409

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans, including fees	$25,278	$21,652	$50,253	$39,880
Securities available-for-sale:
Taxable	871	897	1,842	1,770
Tax-exempt	411	76	836	112
Federal funds sold and other earning assets	743	368	1,315	609
Total interest income	27,303	22,993	54,246	42,371
INTEREST EXPENSE
Deposits	5,788	3,238	11,039	5,639
Securities sold under agreements to repurchase	6	11	14	23
Federal Home Loan Bank advances and other borrowings	117	206	221	360
Subordinated debt	590	—	1,173	—
Total interest expense	6,501	3,455	12,447	6,022
Net interest income	20,802	19,538	41,799	36,349
Provision for loan losses	393	617	1,190	1,305
Net interest income after provision for loan losses	20,409	18,921	40,609	35,044
NONINTEREST INCOME
Customer service fees	707	557	1,361	1,135
Gain (loss) on sale of securities, net	33	(1)	33	(1)
Mortgage banking	392	322	674	688
Interchange and debit card transaction fees	143	121	318	267
Merger termination fee	6,400	—	6,400	—
Other	741	578	1,328	984
Total noninterest income	8,416	1,577	10,114	3,073
NONINTEREST EXPENSE
Salaries and employee benefits	8,984	7,649	17,382	14,825
Occupancy and equipment	1,658	1,522	3,298	3,055
FDIC insurance	180	317	359	419
Other real estate and loan related expense	242	926	732	1,596
Advertising and marketing	259	215	554	399
Data processing	577	600	1,192	1,127
Professional services	489	587	1,151	1,259
Amortization of intangibles	342	229	686	417
Software as service contracts	568	492	1,136	970
Merger related and restructuring expenses	1,796	1,123	2,719	1,621
Other	1,714	1,611	3,179	2,848
Total noninterest expense	16,809	15,271	32,388	28,536
Income before income tax expense	12,016	5,227	18,335	9,581
Income tax expense	2,895	1,295	4,483	2,235
Net income	$9,121	$3,932	$13,852	$7,346
EARNINGS PER COMMON SHARE
Basic	$0.65	$0.32	$0.99	$0.63
Diluted	$0.65	$0.32	$0.99	$0.62
Weighted average common shares outstanding
Basic	13,951,643	12,201,185	13,946,856	11,708,746
Diluted	14,046,500	12,320,498	14,036,790	11,822,497

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$9,121	$3,932	$13,852	$7,346
Other comprehensive income, net of tax:
Unrealized holding gains (losses) and hedge effects on securities available-for-sale arising during the period	(112)	(397)	2,219	(1,769)
Reclassification adjustment for (gains) losses realized	(25)	1	(25)	1
Total other comprehensive income (loss)	(137)	(396)	2,194	(1,768)
Comprehensive income	$8,984	$3,536	$16,046	$5,578

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - (Unaudited)
For the Three and Six Months Ended June 30, 2019 and 2018
(Dollars in thousands, except for share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total
Balance, December 31, 2017	11,152,561	$11,153	$174,009	$21,889	$(1,198)	$205,852
Net income	—	—	—	7,346	—	7,346
Other comprehensive loss	—	—	—	—	(1,768)	(1,768)
Common stock issued pursuant to:
Stock awards	394	—	9	—	—	9
Exercise of stock options	92,645	93	978	—	—	1,071
Shareholders of TN Bancshares, Inc.	1,458,981	1,459	33,273	—	—	34,732
Stock compensation expense	—	—	244	—	—	244
Balance, June 30, 2018	12,704,581	$12,705	$208,513	$29,235	$(2,966)	$247,487

Balance, December 31, 2018	13,933,504	$13,934	$231,852	$39,991	$(2,765)	$283,011
Net income	—	—	—	13,852	—	13,852
Other comprehensive income	—	—	—	—	2,194	2,194
Common stock issued pursuant to:
Stock awards	3,298	3	61	—	—	65
Exercise of stock options	16,407	16	196	—	—	213
Stock compensation expense	—	—	276	—	—	276
Balance, June 30, 2019	13,953,209	$13,953	$232,386	$53,843	$(571)	$299,611

Balance, March 31, 2018	11,233,806	$11,234	$174,981	$25,303	$(2,569)	$208,949
Net income	—	—	—	3,932	—	3,932
Other comprehensive loss	—	—	—	—	(396)	(396)
Common stock issued pursuant to:
Stock awards	394	—	9	—	—	9
Exercise of stock options	11,400	11	109	—	—	120
Shareholders of TN Bancshares, Inc.	1,458,981	1,459	33,273	—	—	34,732
Stock compensation expense	—	—	141	—	—	141
Balance, June 30, 2018	12,704,581	$12,705	$208,513	$29,235	$(2,966)	$247,487

Balance, March 31, 2019	13,951,590	$13,952	$232,241	$44,722	$(434)	$290,481
Net income	—	—	—	9,121	—	9,121
Other comprehensive loss	—	—	—	—	(137)	(137)
Common stock issued pursuant to:
Exercise of stock options	1,619	2	12	—	—	14
Stock compensation expense	—	—	133	—	—	133
Balance, June 30, 2019	13,953,209	$13,953	$232,386	$53,843	$(571)	$299,611

The accompanying notes are an integral part of the financial statements.

SMARTFINANICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,852	$7,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,088	1,908
Accretion of fair value purchase accounting adjustments, net	(3,091)	(4,205)
Provision for loan losses	1,190	1,305
Stock compensation expense	276	244
(Gains) losses from redemption and sale on securities available-for-sale	(33)	1
Deferred income tax expense	1,039	945
Increase in cash surrender value of bank owned life insurance	(314)	(297)
Loss on disposal of fixed assets	14	41
Net (gains) losses from sale of other real estate owned	(16)	372
Net gains from sale of loans	(674)	(688)
Origination of loans held for sale	(33,491)	(29,499)
Proceeds from sales of loans held for sale	32,057	25,648
Net change in:
Accrued interest receivable	(612)	(250)
Accrued interest payable	454	48
Other assets	(593)	2,546
Other liabilities	5,792	(1,324)
Net cash provided by operating activities	17,938	4,141
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available-for-sale	16,515	24,563
Proceeds from maturities and calls of securities available-for-sale	10,305	2,525
Proceeds from paydowns of securities available-for-sale	6,554	7,436
Purchases of securities available-for-sale	(1,054)	(17,240)
Purchases of other investments	(1,406)	(1,378)
Net cash and cash equivalents received in business combination	—	5,653
Net increase in loans	(55,323)	(65,138)
Purchases of premises and equipment	(2,011)	(992)
Proceeds from sale of other real estate owned	1,100	2,126
Net cash used in investing activities	(25,320)	(42,445)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	90,136	75,410
Net decrease in securities sold under agreements to repurchase	(3,537)	(5,420)
Issuance of common stock	278	1,080
Proceeds from Federal Home Loan Bank advances and other borrowings	120,176	127,040
Repayment of Federal Home Loan Bank advances and other borrowings	(115,959)	(102,600)
Net cash provided by financing activities	91,094	95,510
NET INCREASE IN CASH AND CASH EQUIVALENTS	83,712	57,206
CASH AND CASH EQUIVALENTS, beginning of period	115,822	113,027
CASH AND CASH EQUIVALENTS, end of period	$199,534	$170,233
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$11,993	$5,974
Cash paid during the period for income taxes	2,630	713
NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized (gains) losses on securities available-for-sale	$(2,664)	$2,348
Acquisition of real estate through foreclosure	403	2,351
Financed sales of other real estate owned	—	257
Change in goodwill due to acquisition	—	15,739
Initial recognition of operating lease right-of-use assets	2,344	—
Initial recognition of operating lease liabilities	2,344	—
The accompanying notes are an integral part of the financial statements.

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

Basis of Presentation and Accounting Estimates:

The consolidated financial information in this report for June 30, 2019 and June 30, 2018 has not been audited by an independent registered public accounting firm. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles and to general industry practices. In the opinion of the Company’s management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the Company's financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the U.S, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets and deferred taxes, other than temporary impairments of securities, the fair value of financial instruments, goodwill, and the fair value of assets acquired and liabilities assumed in acquisitions.

Recently Issued and Adopted Accounting Pronouncements:

As of January 1, 2019, the Company adopted certain accounting standard updates related to accounting for leases (Topic 842 - Leases), primarily Accounting Standards Update ASU 2016-02 and subsequent updates. Among other things, these updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee's right to use, or control the use of, a specified asset for the lease term. The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact the Company's consolidated financial statements in relation to contracts whereby the Company acts as a lessor. The Company adopted the updates using a modified-retrospective transition approach and recognized right-of-use lease assets and related lease liabilities as of January 1, 2019. See Note 8 Leases for more information.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In March 2019, the FASB issued ASU 2019-01, Leases: Codification Improvements (“ASU 2019-01”). ASU 2019-01 provides clarifications to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing essential information about leasing transactions. Specifically, ASU 2019-01 (i) allows the fair value of the underlying asset reported by lessors that are not manufacturers or dealers to continue to be its cost and not fair value as measured under the fair value definition, (ii) allows for the cash flows received for sales-type and direct financing leases to continue to be presented as results from investing, and (iii) clarifies that entities do not have to disclose the effect of the lease standard on adoption year interim amounts. ASU 2019-01 will be effective for us on January 1, 2020 and will not have any material impact on our consolidated financial statements.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

On July 17, 2019 the Financial Accounting Standards Board unanimously voted to propose a delay for the implementation of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326).  The Board decided that CECL will be effective for PBEs that are SEC Filers, excluding SRCs as currently defined by the SEC, for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For calendar-year-end companies, this will be January 1, 2020.  The determination of whether an entity is an SRC will be based on an entity’s most recent assessment in accordance with SEC regulations.  For all other entities, the Board decided that CECL will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies).  The Board decided that the comment period for the proposed Update would be 30 days.

Reclassifications:

Certain captions and amounts in the 2018 consolidated financial statements were reclassified to conform to the 2019 financial statement presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Earnings Per Share

Basic earnings per common share represents net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance (excluding tax impact). Potential common shares that may be issued by the Company relate solely to outstanding stock options, determined using the treasury stock method, and restricted stock awards, determined by the fair value of the Company's stock on date of grant.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$9,121	$3,932	$13,852	$7,346

Weighted average basic common shares outstanding	13,951,643	12,201,185	13,946,856	11,708,746
Effect of dilutive securities	94,857	119,313	89,934	113,751
Weighted average dilutive shares outstanding	14,046,500	12,320,498	14,036,790	11,822,497

Basic earnings per common share	$0.65	$0.32	$0.99	$0.63
Diluted earnings per common share	$0.65	$0.32	$0.99	$0.62

There were no antidilutive shares for the three and six month periods ended June 30, 2019 and 2018.

Note 3. Securities

The amortized cost and fair value of securities available-for-sale are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019:
U.S. Government-sponsored enterprises (GSEs)	$24,031	$22	$(65)	$23,988
Municipal securities	56,251	492	(17)	56,726
Other debt securities	979	—	(42)	937
Mortgage-backed securities (GSEs)	92,718	154	(409)	92,463
	$173,979	$668	$(533)	$174,114

December 31, 2018:
U.S. Government-sponsored enterprises (GSEs)	$44,117	$12	$(626)	$43,503
Municipal securities	55,248	276	(363)	55,161
Other debt securities	977	—	(67)	910
Mortgage-backed securities (GSEs)	103,875	153	(1,914)	102,114
	$204,217	$441	$(2,970)	$201,688

At June 30, 2019 and December 31, 2018, securities with a carrying value totaling approximately $102.0 million and $103.7 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

For the three and six months ended June 30, 2019, there were approximately $17 million available-for-sale securities sold which resulted in approximately $34 thousand gross gains and $1 thousand losses realized. For the three and six months ended June 30, 2018, there were approximately $25 million available-for-sale securities sold which resulted in no net gains or losses. For the three and six months ended June 30, 2019, there were approximately $5 million and $10 million available-for-sale securities redeemed, respectively. For the three and six months ended June 30, 2018, a security was called for less than the amortized cost resulting in a realized loss of $1 thousand.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The amortized cost and estimated fair value of securities at June 30, 2019, by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$294	$297
Due from one year to five years	16,000	15,935
Due from five years to ten years	13,302	13,283
Due after ten years	51,665	52,136
	81,261	81,651
Mortgage-backed securities	92,718	92,463
	$173,979	$174,114

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2019:
U.S. Government- sponsored enterprises (GSEs)	$—	$—	$10,935	$(65)	$10,935	$(65)
Municipal securities	—	—	2,021	(17)	2,021	(17)
Other debt securities	—	—	937	(42)	937	(42)
Mortgage-backed securities (GSEs)	5,165	(20)	43,805	(389)	48,970	(409)
	$5,165	$(20)	$57,698	$(513)	$62,863	$(533)

December 31, 2018:
U.S. Government- sponsored enterprises (GSEs)	$14,763	$(237)	$13,728	$(389)	$28,491	$(626)
Municipal securities	16,455	(150)	4,767	(213)	21,222	(363)
Other debt securities	—	—	910	(67)	910	(67)
Mortgage-backed securities (GSEs)	10,516	(155)	69,884	(1,759)	80,400	(1,914)
	$41,734	$(542)	$89,289	$(2,428)	$131,023	$(2,970)

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At June 30, 2019, the categories of temporarily impaired securities in an unrealized loss position twelve months or greater are as follows (dollars in thousands):

	Gross Unrealized Loss	Number of Securities
U.S. Government-sponsored enterprises (GSEs)	$(65)	3
Municipal securities	(17)	4
Other debt securities	(42)	1
Mortgage-backed securities (GSEs)	(389)	47
	$(513)	55

The Company reviews the securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment. A determination as to whether a security's decline in fair value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can very by security. Some factors the Company may consider in the other-than-temporary impairment analysis include the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions.

Based on this evaluation, the Company concluded that any unrealized losses at June 30, 2019 represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and the current market condition, and not credit deterioration of the issuers. As of June 30, 2019, the Company does not intend to sell any of the securities, does not expect to be required to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	June 30, 2019	December 31, 2018
Federal Reserve Bank stock	$7,909	$7,010
Federal Home Loan Bank stock	4,646	4,139
First National Bankers Bank stock	350	350
	$12,905	$11,499
Our restricted investments consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2019, the Company determined that there was no impairment on its other investment securities.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses

Portfolio Segmentation:

Major categories of loans are summarized as follows (in thousands):

	June 30, 2019			December 31, 2018
	PCI Loans[1]	All Other Loans[2]	Total	PCI Loans[1]	All Other Loans[2]	Total
Commercial real estate	$17,040	$861,547	$878,587	$17,682	$842,345	$860,027
Consumer real estate	7,412	398,844	406,256	8,712	398,542	407,254
Construction and land development	4,669	200,027	204,696	4,602	183,293	187,895
Commercial and industrial	2,137	333,361	335,498	2,557	305,697	308,254
Consumer and other	400	11,552	11,952	605	13,204	13,809
Total loans	31,658	1,805,331	1,836,989	34,158	1,743,081	1,777,239
Less: Allowance for loan losses	(54)	(9,043)	(9,097)	—	(8,275)	(8,275)
Loans, net	$31,604	$1,796,288	$1,827,892	$34,158	$1,734,806	$1,768,964
1 Purchased Credit Impaired loans (“PCI loans”) are loans with evidence of credit deterioration at purchase.
2 Includes loans held for sale.

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

The composition of loans by loan classification for impaired and performing loan status is summarized in the tables below (in thousands):

	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
June 30, 2019:
Performing loans	$861,288	$398,061	$199,326	$333,109	$11,552	$1,803,336
Impaired loans	259	783	701	252	—	1,995
	861,547	398,844	200,027	333,361	11,552	1,805,331
PCI loans	17,040	7,412	4,669	2,137	400	31,658
Total	$878,587	$406,256	$204,696	$335,498	$11,952	$1,836,989

December 31, 2018:
Performing loans	$841,709	$397,306	$182,746	$304,673	$13,088	$1,739,522
Impaired loans	636	1,236	547	1,024	116	3,559
	842,345	398,542	183,293	305,697	13,204	1,743,081
PCI loans	17,682	8,712	4,602	2,557	605	34,158
Total loans	$860,027	$407,254	$187,895	$308,254	$13,809	$1,777,239

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans (in thousands):

	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
June 30, 2019:
Performing loans	$4,062	$1,935	$946	$1,641	$114	$8,698
PCI loans	40	14	—	—	—	54
Impaired loans	—	240	—	105	—	345
Total	$4,102	$2,189	$946	$1,746	$114	$9,097

December 31, 2018:
Performing loans	$3,639	$1,763	$795	$1,304	$240	$7,741
PCI loans	—	—	—	—	—	—
Impaired loans	—	26	—	442	66	534
Total	$3,639	$1,789	$795	$1,746	$306	$8,275

The following tables detail the changes in the allowance for loan losses by loan classification (in thousands):

	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Three Months Ended June 30, 2019:
Beginning balance	$4,074	$1,949	$854	$1,709	$118	$8,704
Loans charged off	—	—	—	(14)	(80)	(94)
Recoveries of charge-offs	22	16	2	41	13	94
Provision (reallocation) charged to expense	6	224	90	10	63	393
Ending balance	$4,102	$2,189	$946	$1,746	$114	$9,097

Three Months Ended June 30, 2018:
Beginning balance	$2,925	$1,519	$627	$1,210	$196	$6,477
Loans charged off	—	(25)	—	—	(59)	(84)
Recoveries of charge-offs	—	27	3	16	18	64
Provision (reallocation) charged to expense	210	7	114	141	145	617
Ending balance	$3,135	$1,528	$744	$1,367	$300	$7,074

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Six Months Ended June 30, 2019:
Beginning balance	$3,639	$1,789	$795	$1,746	$306	$8,275
Loans charged off	—	(2)	—	(333)	(210)	(545)
Recoveries of charge-offs	24	20	4	53	76	177
Provision (reallocation) charged to expense	439	382	147	280	(58)	1,190
Ending balance	$4,102	$2,189	$946	$1,746	$114	$9,097

Six Months Ended June 30, 2018:
Beginning balance	$2,465	$1,596	$521	$1,062	$216	$5,860
Loans charged off	(38)	(25)	—	(78)	(101)	(242)
Recoveries of charge-offs	—	50	5	56	40	151
Provision (reallocation) charged to expense	708	(93)	218	327	145	1,305
Ending balance	$3,135	$1,528	$744	$1,367	$300	$7,074

The following tables outline the amount of each loan classification and the amount categorized into each risk rating (in thousands):

	June 30, 2019
Non PCI Loans:	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$848,287	$395,438	$198,469	$326,328	$11,459	$1,779,981
Watch	12,387	2,353	624	5,492	44	20,900
Special mention	500	8	156	1,181	—	1,845
Substandard	373	875	778	352	25	2,403
Doubtful	—	170	—	8	24	202
Total	$861,547	$398,844	$200,027	$333,361	$11,552	$1,805,331

PCI Loans:
Pass	$12,795	$5,050	$3,576	$2,039	$354	$23,814
Watch	2,463	453	1,093	3	14	4,026
Special mention	920	434	—	—	7	1,361
Substandard	862	1,475	—	95	25	2,457
Doubtful	—	—	—	—	—	—
Total	$17,040	$7,412	$4,669	$2,137	$400	$31,658
Total loans	$878,587	$406,256	$204,696	$335,498	$11,952	$1,836,989

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2018
Non PCI Loans:	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$834,912	$394,728	$182,524	$303,805	$12,927	$1,728,896
Watch	6,791	2,678	64	1,090	135	10,758
Special mention	—	14	158	137	—	309
Substandard	642	1,122	547	462	142	2,915
Doubtful	—	—	—	203	—	203
Total	$842,345	$398,542	$183,293	$305,697	$13,204	$1,743,081

PCI Loans:
Pass	$14,050	$5,617	$4,033	$2,382	$541	$26,623
Watch	1,805	756	569	—	17	3,147
Special mention	1,030	446	—	50	10	1,536
Substandard	797	1,893	—	125	37	2,852
Doubtful	—	—	—	—	—	—
Total	$17,682	$8,712	$4,602	$2,557	$605	$34,158
Total loans	$860,027	$407,254	$187,895	$308,254	$13,809	$1,777,239

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

The following tables present an aging analysis of our loan portfolio (in thousands):

	June 30, 2019
	30-60 Days Past Due and Accruing	61-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and NonAccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$133	$—	$139	$124	$396	$17,040	$861,151	$878,587
Consumer real estate	1,026	226	441	1,024	2,717	7,412	396,127	406,256
Construction and land development	838	112	—	624	1,574	4,669	198,453	204,696
Commercial and industrial	417	30	95	336	878	2,137	332,483	335,498
Consumer and other	131	—	15	40	186	400	11,366	11,952
Total	$2,545	$368	$690	$2,148	$5,751	$31,658	$1,799,580	$1,836,989

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2018
	30-60 Days Past Due and Accruing	61-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and NonAccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$377	$19	$—	$272	$668	$17,682	$841,677	$860,027
Consumer real estate	1,168	462	454	844	2,928	8,712	395,614	407,254
Construction and land development	343	—	—	547	890	4,602	182,403	187,895
Commercial and industrial	155	—	101	909	1,165	2,557	304,532	308,254
Consumer and other	117	—	29	124	270	605	12,934	13,809
Total	$2,160	$481	$584	$2,696	$5,921	$34,158	$1,737,160	$1,777,239

Impaired Loans:

The following is an analysis of the impaired loan portfolio, including PCI loans, detailing the related allowance recorded (in thousands):

	June 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance:
Commercial real estate	$259	$263	$—	$636	$648	$—
Consumer real estate	385	386	—	1,073	1,089	—
Construction and land development	701	701	—	547	547	—
Commercial and industrial	—	—	—	69	70	—
Consumer and other	—	—	—	29	33	—
	1,345	1,350	—	2,354	2,387	—
Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	398	399	240	163	205	26
Construction and land development	—	—	—	—	—	—
Commercial and industrial	252	267	105	955	973	442
Consumer and other	—	—	—	87	87	66
	650	666	345	1,205	1,265	534
PCI loans:
Commercial real estate	2,523	2,834	40	—	—	—
Consumer real estate	1,096	1,261	14	—	—	—
	3,619	4,095	54	—	—	—
Total impaired loans	$5,614	$6,111	$399	$3,559	$3,652	$534

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$424	$5	$793	$8
Consumer real estate	624	—	841	7
Construction and land development	650	2	547	—
Commercial and industrial	16	—	67	2
Consumer and other	14	—	8	—
	1,728	7	2,256	17
Impaired loans with a valuation allowance:
Commercial real estate	24	—	—	—
Consumer real estate	217	2	460	—
Construction and land development	28	—	—	—
Commercial and industrial	293	—	300	3
Consumer and other	13	—	103	1
	575	2	863	4
PCI loans:
Commercial real estate	2,529	—	14	—
Consumer real estate	1,099	—	—	—
	3,628	—	14	—
Total impaired loans	$5,931	$9	$3,133	$21

	Six Months Ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$495	$25	$670	$15
Consumer real estate	774	4	699	12
Construction and land development	616	1	547	—
Commercial and industrial	33	1	58	3
Consumer and other	19	—	5	—
	1,937	31	1,979	30
Impaired loans with a valuation allowance:
Commercial real estate	16	—	8	—
Consumer real estate	199	9	642	11
Construction and land development	19	—	—	—
Commercial and industrial	514	9	257	5
Consumer and other	38	—	72	2
	786	18	979	18
PCI loans:
Commercial real estate	1,686	(9)	5	3
Consumer real estate	732	2	—	—
	2,418	(7)	5	3
Total impaired loans	$5,141	$42	$2,963	$51

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Troubled Debt Restructurings:

At June 30, 2019 and December 31, 2018, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of June 30, 2019 and December 31, 2018, management had approximately $62 thousand and $116 thousand, respectively, in loans that met the criteria for restructured, none of which were on nonaccrual.

There were no loans that were modified as troubled debt restructurings during the six month period ended June 30, 2019. There was one commercial real estate loan for approximately $622 thousand modified as troubled debt restructurings during the six month period ended June 30, 2018.

There were no loans that were modified as troubled debt restructurings during the past six months and for which there was a subsequent payment default.

Foreclosure Proceedings and Balances:

As of June 30, 2019, there was $257 thousand residential real estate included in other real estate owned and there were no consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure.

Purchased Credit Impaired Loans:

The Company has acquired loans where there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans are as follows (in thousands):

	June 30, 2019	December 31, 2018
Commercial real estate	$23,895	$24,849
Consumer real estate	9,556	11,108
Construction and land development	5,700	5,731
Commercial and industrial	5,125	5,824
Consumer and other	612	892
Total loans	44,888	48,404
Less: Remaining purchase discount	(13,230)	(14,246)
Total loans, net of purchase discount	31,658	34,158
Less: Allowance for loan losses	(54)	—
Carrying amount, net of allowance	$31,604	$34,158

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Activity related to the accretable yield on loans acquired with deteriorated credit quality is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Accretable yield, beginning of period	$8,644	$7,780	$7,052	$9,287
Additions	—	1,292	—	1,292
Accretion income	(1,026)	(1,928)	(2,280)	(3,029)
Reclassification	323	120	1,358	382
Other changes, net	339	(58)	2,150	(726)
Accretable yield, end of period	$8,280	$7,206	$8,280	$7,206

Note 5. Commitments and Contingent Liabilities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized on the balance sheet. The majority of all commitments to extend credit are variable rate instruments while the standby letters of credit are primarily fixed rate instruments. The Company's exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	June 30, 2019	December 31, 2018
Commitments to extend credit	$376,037	$333,900
Standby letters of credit	15,090	12,200

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At June 30, 2019 and December 31, 2018, the carrying amount of liabilities related to the Company's obligation to perform under standby letters of credit was insignificant.

The Company is subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company will be material to the Company's consolidated financial position. On an on-going basis the Company assesses any potential liabilities or contingencies in connection with such legal proceedings. For those matters where it is deemed probable that the Company will incur losses and the amount of the losses can be reasonably estimated, the Company would record an expense and corresponding liability in its consolidated financial statements.

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

ASC Topic 820 provides a consistent definition of fair value, which focuses on exit price in an orderly transaction between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact business at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2019:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$23,988	$—	$23,988	$—
Municipal securities	56,726	—	56,726	—
Other debt securities	937	—	937	—
Mortgage-backed securities (GSEs)	92,463	—	92,463	—
Total securities available-for-sale	$174,114	$—	$174,114	$—

Liabilities:
Derivative financial instruments	$3,411	$—	$3,411	$—

December 31, 2018:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$43,503	$—	$43,503	$—
Municipal securities	55,161	—	55,161	—
Other debt securities	910	—	910	—
Mortgage-backed securities (GSEs)	102,114	—	102,114	—
Total securities available-for-sale	$201,688	$—	$201,688	$—

Liabilities:
Derivative financial instruments	$1,174	—	$1,174	—

In the periods presented, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2019:
Impaired loans	$3,870	$—	$—	$3,870
Other real estate owned	1,814	—	—	1,814
December 31, 2018:
Impaired loans	$671	$—	$—	$671
Other real estate owned	2,495	—	—	2,495

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (in thousands).

	Fair Value	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
June 30, 2019:
Impaired loans	$3,870	Appraisal and cashflow	Appraisal and cashflow discounts	9%
Other real estate owned	1,814	Appraisal	Appraisal discounts	12%
December 31, 2018:
Impaired loans	$671	Appraisal	Appraisal Discounts	44%
Other real estate owned	2,495	Appraisal	Appraisal Discounts	23%

Impaired Loans: Loans considered impaired under ASC 310-10-35, Receivables, are loans for which, based on current information and events, it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. An impaired loan can be measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. The fair value of impaired loans was measured based on the value of the collateral securing these loans or the discounted cash flows of the loans, as applicable. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.

Other real estate owned: Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at fair value less estimated costs to sell upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, a loss is recognized in noninterest expense.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
June 30, 2019:
Assets:
Cash and cash equivalents	$199,534	$199,534	$—	$—	$199,534
Securities available-for-sale	174,114	—	174,114	—	174,114
Other investments	12,905	N/A	N/A	N/A	N/A
Loans, net	1,827,892	—	—	1,822,099	1,822,099
Liabilities:
Noninterest-bearing demand deposits	357,220	—	357,220	—	357,220
Interest-bearing demand deposits	333,705	—	333,705	—	333,705
Money market and savings deposits	648,132	—	648,132	—	648,132
Time deposits	673,243	—	674,278	—	674,278
Securities sold under agreements to repurchase	8,219	—	8,219	—	8,219
Federal Home Loan Bank advances and other borrowings	15,460	—	15,460	—	15,460
Subordinated debt	39,219	—	—	37,618	37,618
Derivative financial instruments	3,411	—	3,411	—	3,411

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2018:
Assets:
Cash and cash equivalents	$115,822	$115,822	$—	$—	$115,822
Securities available-for-sale	201,688	—	201,688	—	201,688
Other investments	11,499	N/A	N/A	N/A	N/A
Loans, net	1,768,964	—	—	1,766,838	1,766,838
Liabilities:
Noninterest-bearing demand deposits	319,861	—	319,861	—	319,861
Interest-bearing demand deposits	311,482	—	311,482	—	311,482
Money market and savings deposits	641,945	—	641,945	—	641,945
Time deposits	648,676	—	649,169	—	649,169
Securities sold under agreements to repurchase	11,756	—	11,756	—	11,756
Federal Home Loan Bank advances and other borrowings	11,243	—	11,243	—	11,243
Subordinated debt	39,177	—	—	39,190	39,190
Derivative financial instruments	1,174	—	1,174	—	1,174

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

Note 7.     Derivatives

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative net investment hedge instrument as well as the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate tax-exempt callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to LIBOR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. The Company has elected early adoption of ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which allows such partial term hedge designations.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the Company's fair value hedge relationships for the periods presented are as follows (in thousands):

Liability derivatives	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
June 30, 2019:
Interest rate swap agreements - securities	Other liabilities	8.70	3.09%	3 month LIBOR	$36,000	$(3,411)
December 31, 2018:
Interest rate swap agreements - securities	Other liabilities	9.23	3.10%	3 month LIBOR	$35,000	$(1,174)

The effects of the Company's fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income on tax-exempt securities	$449	$—	$906	$—
Effects of fair value hedge relationships	(38)	—	(70)	—
Reported interest income on tax-exempt securities	$411	$—	$836	$—

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss) on fair value hedging relationship	2019	2018	2019	2018
Interest rate swap agreements - securities:
Hedged items	$1,348	—	$2,237	—
Derivative designated as hedging instruments	(1,348)	—	(2,237)	—

There were no hedging relationships for the three and six months ending June 30, 2018.
The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in thousands):

Line item on the balance sheet	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
June 30, 2019:
Securities available-for-sale	$42,850	$3,411
December 31, 2018:
Securities available-for-sale	$39,730	$1,174

Note 8. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 and all subsequent ASUs that modified this topic (collectively referred to as "Topic 842"). For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Substantially all of the leases in which the Company is the lessee are comprised of real estate for branches and office space with terms extending through 2033. All of our leases are classified as operating leases, and therefore, were previously not recognized

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (dollars in thousands):

	Classification	June 30, 2019
Assets:
Operating lease right-of-use assets	Other assets	$2,085
Liabilities:
Operating lease liabilities	Other liabilities	$2,099

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

As of June 30, 2019, the weighted average remaining lease term was 7.49 years and the weighted average discount rate was 3.23%.

The following table represents lease costs and other lease information, in thousands. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease costs:
Operating lease costs	$157	$315
Short-term lease costs	5	11
Variable lease costs	23	46
Total	$185	$372
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$150	$302

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2019 were as follows (in thousands):

Amounts
June 30, 2020	$466
June 30, 2021	486
June 30, 2022	222
June 30, 2023	152
June 30, 2024	74
Thereafter	699
Total future minimum lease payments	2,099
Amounts representing interest	(319)
Present value of net future minimum lease payments	$1,780

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

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical in nature and can generally be identified by such words as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “may,” “estimate,” and similar expressions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results of SmartFinancial to differ materially from future results expressed or implied by such forward-looking statements. Such risks, uncertainties, and other factors include, among others, (1) the risk of litigation related to the termination of our agreement and plan of merger with Entegra Financial Corp. (the “Entegra Merger Agreement”) or the abandonment of the transactions that were contemplated by the Entegra Merger Agreement; (2) reputational risk resulting from the termination of the Entegra Merger Agreement; (3) potential changes to, or the risk that we may not be able to execute on, our business strategy as a result of the termination of the Entegra Merger Agreement; (4) the risk that cost savings and revenue synergies from recently completed acquisitions may not be realized or may take longer than anticipated to realize, (5) disruption from recently completed acquisitions with customer, supplier, employee, or other business relationships, (6) our ability to successfully integrate the businesses acquired as part of previous acquisitions with the business of SmartBank, (7) changes in management’s plans for the future, (8) prevailing, or changes in, economic or political conditions, particularly in our market areas, (9) credit risk associated with our lending activities, (10) changes in interest rates, loan demand, real estate values, or competition, (11) changes in accounting principles, policies, or guidelines, (12) changes in applicable laws, rules, or regulations, and (13) other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services. These and other factors that could cause results to differ materially from those described in the forward-looking statements can be found in SmartFinancial’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, in each case filed with or furnished to the Securities and Exchange Commission (the “SEC”) and available on the SEC’s website (www.sec.gov). Undue reliance should not be placed on forward-looking statements. SmartFinancial disclaims any obligation to update or revise any forward-looking statements contained in this release, which speak only as of the date hereof, whether as a result of new information, future events, or otherwise.

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

Certain captions and amounts in the prior periods presented were reclassified to conform to the current presentation. Such reclassifications had no effect on net income or shareholders' equity.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the second quarter and the first six months of 2019:

•	Net income totaled $9.1 million during the second quarter of 2019 compared to $3.9 million for the same period in 2018.

•	Net income totaled $13.9 million during the first six months of 2019 compared to $7.3 million for the same period in 2018.

•	Recorded a $6.4 million merger termination fee.

•
Earnings per diluted common share was $0.65 during the second quarter of 2019, compared to $0.32 for the same period in 2018. Earnings per diluted common share was $0.99 during the first six months of 2019 compared to $0.62 for the same period in 2018.

•
Annualized return on average assets was 1.56% for the second quarter of 2019 compared to 0.82% for the same period in 2018. For the first six months of 2019 the annualized return on average assets was 1.21% compared to 0.84% for the same period in 2018.

Analysis of Results of Operations

Second quarter of 2019 compared to 2018

Net income was $9.1 million, or $0.65 per diluted common share, for the second quarter of 2019, compared to $3.9 million, or $0.32 per diluted common share, for the second quarter of 2018. The tax equivalent net interest margin was 3.94% for the second quarter of 2019 compared to 4.57% for the second quarter of 2018. Noninterest income to average assets was 1.44% for second quarter of 2019, increasing from 0.33% for the second quarter of 2018. Noninterest expense to average assets was 2.88% for second quarter of 2019, decreasing from 3.15% for the second quarter of 2018. The results above include a $6.4 million termination fee received for the merger termination of Entegra Financial Corp. during the second quarter of 2019, and the operating effects of the Tennessee Bancshares, Inc. and Foothills Bancorp, Inc. acquisitions which were completed in the second and fourth quarters of 2018, respectively.

First six months of 2019 compared to 2018

Net income was $13.9 million, or $0.99 per diluted common share, for the first six months of 2019, compared to $7.3 million, or $0.62 per diluted common share, for the first six months of 2018. The tax equivalent net interest margin was 4.04% for the first six months of 2019 compared to 4.48% for the first six months of 2018. Noninterest income to average assets was 0.88% for the first six months of 2019, increasing from 0.33% for the first six months of 2018. Noninterest expense to average assets was 2.82% for the first six months of 2019, decreasing from 3.14% for the first six months of 2018. The results above include a $6.4 million termination fee received for the merger termination of Entegra Financial Corp. during the second quarter of 2019, and the operating effects of the Tennessee Bancshares, Inc. and Foothills Bancorp, Inc. acquisitions which were completed in the second and fourth quarters of 2018, respectively.

Net Interest Income and Yield Analysis

Second quarter of 2019 compared to 2018

Net interest income, taxable equivalent, increased to $20.9 million for the second quarter of 2019 from $19.6 million for the second quarter of 2018. Net interest income was positively impacted compared to the prior year due to increases in average loan and securities balances and increases in the yields of the securities portfolios. Average earning assets increased from $1.72 billion for the second quarter of 2018 to $2.13 billion for the second quarter of 2019 primarily as a result of the acquisitions completed during 2018, and to a lesser extent, continued organic growth. Over this period, average loan balances increased by $331.6 million, average interest-bearing deposits increased by $280.5 million, and average noninterest-bearing deposits increased $53.5 million. The tax equivalent net interest margin decreased to 3.94% for the second quarter of 2019, compared to 4.57% for the second quarter of 2018, primarily resulting from increases in the cost of interest-bearing deposits. The yield on earning assets decreased from 5.37% for the second quarter of 2018 to 5.17% for the second quarter of 2019, primarily due to lower loan yields stemming from decreased accretion income on acquired loans. The cost of average interest-bearing deposits increased from 0.96% for the second quarter of 2018 to 1.42% for the second quarter of 2019 due to increases in deposit rates from federal rate increases and increased competition.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans[1]	$1,832,639	$25,278	5.53%	$1,501,008	$21,654	5.79%
Taxable securities	136,859	871	2.55%	149,169	898	2.41%
Tax-exempt securities[2]	56,475	527	3.75%	11,698	96	3.29%
Federal funds sold and other earning assets	102,253	743	2.91%	56,287	368	2.62%
Total interest-earning assets	2,128,226	27,419	5.17%	1,718,162	23,016	5.37%
Noninterest-earning assets	215,010			205,909
Total assets	$2,343,236			$1,924,071

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$329,556	$464	0.57%	$244,208	$265	0.44%
Money market and savings deposits	673,502	2,272	1.35%	597,353	1,418	0.95%
Time deposits	629,480	3,052	1.94%	510,445	1,555	1.22%
Total interest-bearing deposits	1,632,538	5,788	1.42%	1,352,006	3,238	0.96%
Securities sold under agreement to repurchase	7,249	6	0.33%	15,643	11	0.28%
Federal funds purchased and other borrowings	16,436	117	2.87%	22,780	206	3.64%
Subordinated debt	39,205	590	6.03%	—	—	0.00%
Total interest-bearing liabilities	1,695,428	6,501	1.54%	1,390,429	3,455	1.00%
Noninterest-bearing deposits	336,871			283,413
Other liabilities	14,367			16,944
Total liabilities	2,046,666			1,690,786
Stockholders’ equity	296,570			233,285
Total liabilities and stockholders’ equity	$2,343,236			$1,924,071

Net interest income, taxable equivalent		$20,918			$19,561
Interest rate spread			3.63%			4.38%
Tax equivalent net interest margin			3.94%			4.57%

Percentage of average interest-earning assets to average interest-bearing liabilities			125.53%			123.53%
Percentage of average equity to average assets			12.66%			12.00%

(1)	Includes nonaccrual loans and accretion income on acquired loans included was $1.4 million and $2.6 million for the quarters ended June 30, 2019 and 2018, respectively.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent. The taxable-equivalent adjustment was $116 thousand for the period ended June 30, 2019 and $20 thousand for the period ended June 30, 2018.

First six months of 2019 compared to 2018

Net interest income, taxable equivalent, increased to $42 million for the first six months of 2019 from $36.4 million for the first six months of 2018. Net interest income was positively impacted compared to the prior year due to increases in average loan and securities balances and increases in the yields of the securities portfolios. Average earning assets increased from $1.64 billion for the first six months of 2018 to $2.10 billion for the first six months of 2019 primarily as a result of the acquisitions completed during 2018, and to a lesser extent, continued organic growth. Over this period, average loan balances increased by $393.4 million, average interest-bearing deposits increased by $329.1 million, and average noninterest-bearing deposits increased $71.0 million. The tax equivalent net interest margin decreased to 4.04% for the first six months of 2019, compared to 4.48% for the first six months of 2018, primarily resulting from increases in the cost of interest-bearing deposits. The yield on loans decreased from 5.65% for the first six months of 2018 to 5.58% for the first six months of 2019, primarily due to lower loan yields stemming from decreased accretion income from acquired loans. The cost of average interest-bearing deposits increased from 0.88% for the first six months of 2018 to 1.37% for the first six months of 2019 due to increases in deposit rates from federal rate increases and increased competition.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans[1]	$1,817,411	$50,253	5.58%	$1,424,021	$39,884	5.65%
Taxable securities	141,994	1,842	2.62%	150,365	1,770	2.37%
Tax-exempt securities[2]	55,070	1,065	3.90%	9,046	142	3.17%
Federal funds sold and other earning assets	85,798	1,315	3.09%	55,349	610	2.22%
Total interest-earning assets	2,100,273	54,475	5.23%	1,638,781	42,406	5.22%
Noninterest-earning assets	213,122			191,358
Total assets	$2,313,395			$1,830,139

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$318,091	$887	0.56%	$247,011	$585	0.48%
Money market and savings deposits	669,067	4,302	1.30%	561,920	2,288	0.82%
Time deposits	633,601	5,850	1.86%	482,707	2,766	1.16%
Total interest-bearing deposits	1,620,759	11,039	1.37%	1,291,638	5,639	0.88%
Securities sold under agreement to repurchase	7,608	14	0.37%	15,913	24	0.30%
Federal funds purchased and other borrowings	13,343	221	3.34%	24,707	360	2.94%
Subordinated debt	39,195	1,173	6.04%	—	—	0.00%
Total interest-bearing liabilities	1,680,905	12,447	1.49%	1,332,258	6,023	0.91%
Noninterest-bearing deposits	328,549			257,528
Other liabilities	12,589			12,823
Total liabilities	2,022,043			1,602,609
Stockholders’ equity	291,352			227,530
Total liabilities and stockholders’ equity	$2,313,395			$1,830,139

Net interest income, taxable equivalent		$42,028			$36,383
Interest rate spread			3.74%			4.31%
Tax equivalent net interest margin			4.04%			4.48%

Percentage of average interest-earning assets to average interest-bearing liabilities			124.95%			123.01%
Percentage of average equity to average assets			12.59%			12.43%

(1)	Includes nonaccrual loans and accretion income on acquired loans included was $3.3 million and $3.9 million for the six months ended June 30, 2019 and 2018, respectively.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent. The taxable-equivalent adjustment was $229 thousand for the period ended June 30, 2019 and $34 thousand for the period ended June 30, 2018.

Noninterest Income

Second quarter of 2019 compared to 2018

Noninterest income totaled $8.4 million in the second quarter of 2019, compared to $1.6 million in the second quarter of 2018. Noninterest income to average assets of 1.44% for the quarter decreased from 0.33% in 2018. Noninterest income increased primarily due to the $6.4 million merger termination fee received in the second quarter of 2019. Other increases were due to customer service fees as a result of greater deposit account volumes from the acquisition in the fourth quarter of 2018, increased income from mortgage banking and wealth investment commissions.

First six months of 2019 compared to 2018

Noninterest income totaled $10.1 million for the first six months of 2019, compared to $3.1 million first six months of 2018. Noninterest income to average assets of 0.88% for the period increased from 0.33% percent in 2018 . Noninterest income increased primarily due to the merger termination fee received in the second quarter of 2019 and due to customer service fees increasing due to the merger in the fourth quarter of 2018. The following table summarizes noninterest income by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Customer service fees	$707	$557	1,361	$1,135
Gain (loss) on sale of securities, net	33	(1)	33	(1)
Mortgage banking	392	322	674	688
Interchange and debit card transaction fees	143	121	318	267
Merger termination fee	6,400	—	6,400	—
Other	741	578	1,328	984
Total noninterest income	$8,416	$1,577	$10,114	$3,073

Noninterest Expense

Second quarter of 2019 compared to 2018

Noninterest expense totaled $16.8 million in the second quarter of 2019 compared to $15.3 million in the second quarter of 2018. Noninterest expense to average assets decreased from 3.18% a year ago to 2.88% in the quarter. The increase in noninterest expense compared to the prior year was primarily due to the acquisition of Tennessee Bancshares, Inc. in May 2018 and Foothills Bancorp, Inc. in the fourth quarter of 2018 which resulted in higher salary and employee benefit expenses, higher occupancy expenses, and higher amortization of intangibles. Merger and restructuring expenses in 2019 were higher than 2018 due to the planned merger with Entegra Financial, which was subsequently terminated.

First six months of 2019 compared to 2018

Noninterest expense totaled $32.4 million first six months of 2019 compared to $28.5 million for the first six months of 2018.
Noninterest expense to average assets decreased from 3.14% a year ago to 2.82% in the quarter. The increase in noninterest expense compared to the prior year was primarily due to the acquisition of Tennessee Bancshares, Inc. in May 2018 and Foothills Bancorp, Inc. in the fourth quarter of 2018 which resulted in higher salary and employee benefit expenses, higher occupancy expenses, higher advertising and marketing expense, and higher data processing expenses. Merger and restructuring expenses of $2.7 million in 2019 were higher than 2018 due to the planned merger with Entegra Financial, which was subsequently terminated.

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Salaries and employee benefits	$8,984	$7,649	$17,382	$14,825
Occupancy and equipment	1,658	1,522	3,298	3,055
FDIC insurance	180	317	359	419
Other real estate and loan related expense	242	926	732	1,596
Advertising and marketing	259	215	554	399
Data processing	577	600	1,192	1,127
Professional services	489	587	1,151	1,259
Amortization of intangibles	343	229	686	417
Software as service contracts	568	492	1,136	970
Merger related and restructuring expenses	1,796	1,123	2,719	1,621
Other	1,714	1,611	3,179	2,848
Total noninterest expense	$16,809	$15,271	$32,388	$28,536

Taxes

Second quarter of 2019 compared to 2018

In the second quarter of 2019 income tax expense totaled $2.9 million compared to $1.3 million a year ago. The effective tax rate was approximately 24.1% in the second quarter of 2019 compared to 24.8% a year ago.

First six months of 2019 compared to 2018

In the first six months of 2019 income tax expense totaled $4.5 million compared to $2.2 million. The effective tax rate was approximately 23.33% a year ago compared to approximately 24.45% percent in the first six months of 2019.

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $1.83 billion at June 30, 2019 compared to $1.77 billion at December 31, 2018. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential fixed rate mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic net loans increased by $194.3 million, or 16.9%, from December 31, 2018, to $1.34 billion at June 30, 2019. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed since purchase.

Purchased Loans

Purchased non-credit impaired loans of $451.6 million at June 30, 2019 decreased from $584.5 million at December 31, 2018. Since December 31, 2018, our net purchased credit impaired (“PCI”) loans decreased by $2.6 million to $31.6 million at June 30, 2019. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or future acquisition activity.

The following tables summarize the composition of our loan portfolio for the periods presented (in thousands):

	June 30, 2019
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$626,399	$235,148	$17,040	$878,587	47.8%
Consumer real estate-mortgage	255,191	143,653	7,412	406,256	22.1%
Construction and land development	179,793	20,234	4,669	204,696	11.1%
Commercial and industrial	283,534	49,827	2,137	335,498	18.3%
Consumer and other	8,802	2,750	400	11,952	0.7%
Total gross loans receivable, net of deferred fees	1,353,719	451,612	31,658	1,836,989	100.0%
Allowance for loan losses	(9,043)	$—	(54)	(9,097)
Total loans, net	$1,344,676	$451,612	$31,604	$1,827,892

	December 31, 2018
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$555,915	$286,430	$17,682	$860,027	48.4%
Consumer real estate-mortgage	224,958	173,584	8,712	407,254	22.9%
Construction and land development	134,232	49,061	4,602	187,895	10.6%
Commercial and industrial	234,877	70,820	2,557	308,254	17.3%
Consumer and other	8,627	4,577	605	13,809	0.8%
Total gross loans receivable, net of deferred fees	1,158,609	584,472	34,158	1,777,239	100.0%
Allowance for loan losses	(8,275)	—	—	(8,275)
Total loans, net	$1,150,334	$584,472	$34,158	$1,768,964

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year (in thousands).

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$110,936	$447,516	$320,135	$878,587	$492,311	$275,339
Consumer real estate-mortgage	44,559	171,054	190,643	406,256	164,810	196,887
Construction and land development	72,340	81,967	50,389	204,696	21,957	110,399
Commercial and industrial	108,429	168,293	58,776	335,498	120,572	106,497
Consumer and other	5,145	6,111	696	11,952	5,333	1,475
Total Loans	$341,409	$874,941	$620,639	$1,836,989	$804,983	$690,597

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.15% as of June 30, 2019, which decreased from 0.18% as of December 31, 2018. Total nonperforming assets as a percentage of total assets as of June 30, 2019 totaled 0.19% compared to 0.25% as of December 31, 2018. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless the pools are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets for the periods presented (in thousands).

	June 30, 2019	December 31, 2018
Nonaccrual loans	$2,148	$2,696
Accruing loans past due 90 days or more (1)	690	584
Total nonperforming loans	2,838	3,280
Other real estate owned	1,814	2,495
Total nonperforming assets	$4,652	$5,775

Restructured loans not included above	$62	$116
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At June 30, 2019 potential problem loans amounted to approximately $457 thousand or 0.02% of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of June 30, 2019 and December 31, 2018, our allowance for loan losses was $9.1 million and $8.3 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses at June 30, 2019, as compared to December 31, 2018 is primarily due to increased balances of our organic loan portfolio. Our allowance for loan loss as a percentage of total loans was 0.50% at June 30, 2019 and 0.47% at December 31, 2018.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition. As of June 30, 2019 the notional balances on PCI loans was $44.9 million while the carrying value was $31.6 million. At June 30, 2019, there were $54 thousand of allowances on PCI loans.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans for the periods presented and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$4,102	45.1%	$3,639	44.0%
Consumer real estate-mortgage	2,189	24.1%	1,789	21.6%
Construction and land development	946	10.4%	795	9.6%
Commercial and industrial	1,746	19.2%	1,746	21.1%
Consumer and other	114	1.2%	306	3.7%
Total allowance for loan losses	$9,097	100.0%	$8,275	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired, non PCI, loans were approximately $534 thousand at December 31, 2018 compared to $345 thousand at June 30, 2019.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods presented including the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$8,704	$6,477	$8,275	$5,860
Provision for loan losses	393	617	1,190	1,305
Charged-off loans:
Commercial real estate-mortgage	—	—	—	(38)
Consumer real estate-mortgage	—	(25)	(2)	(25)
Construction and land development	—	—	—	—
Commercial and industrial	(14)	—	(333)	(78)
Consumer and other	(80)	(59)	(210)	(101)
Total charged-off loans	(94)	(84)	(545)	(242)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	22	—	24	—
Consumer real estate-mortgage	16	27	20	50
Construction and land development	2	3	4	5
Commercial and industrial	41	16	53	56
Consumer and other	13	18	76	40
Total recoveries of previously charged-off loans	94	64	177	151
Net charge-offs	—	(20)	(368)	(91)
Balance at end of period	$9,097	$7,074	$9,097	$7,074

Ratio of allowance for loan losses to total loans outstanding at end of period	0.50%	0.45%	0.50%	0.45%
Ratio of net charge-offs (recoveries) to average loans outstanding for the period (annualized)	—%	0.01%	0.04%	0.01%

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

Securities Portfolio

Our securities portfolio, consisting primarily of Federal agency bonds, state and municipal securities, and mortgage-backed securities amounted to fair values of $174.1 million and $201.7 million at June 30, 2019 and December 31, 2018, respectively. Our investments to assets ratio decreased slightly from 8.9 percent at December 31, 2018 to 7.3 percent at June 30, 2019. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the amortized cost of the Company’s securities. In the periods presented, all investment securities were classified as available-for-sale (in thousands).

	June 30, 2019	December 31, 2018
U.S. Government agencies	$24,031	$44,117
State and political subdivisions	56,251	55,248
Other debt securities	979	977
Mortgage-backed securities	92,718	103,875
Total securities	$173,979	$204,217

The following table presents the contractual maturity of the Company's securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at June 30, 2019 (in thousands).  The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total

U.S. Government agencies	$—	$16,000	$8,031	$—	$24,031
State and political subdivisions	294	—	4,292	51,665	56,251
Other debt securities	—	—	979	—	979
Mortgage-backed securities	—	4,316	16,788	71,614	92,718
Total securities available for sale	$294	$20,316	$30,090	$123,279	$173,979
Weighted average yield (1)	2.94%	1.70%	2.24%	3.04%	3.01%
(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2019, brokered deposits represented approximately 11.9% of total deposits.

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended June 30, 2019 was 1.42% compared to 0.96% for the same period in 2018 and 1.37% and 0.88% for the six months ended June 30, 2019 and June 30, 2018, respectively. The increase in cost was due to increased competition and increases in deposit rates from federal rate increases and higher rates on interest-bearing deposit accounts.

Total deposits as of June 30, 2019 were $2.0 billion, which was an increase of $90.3 million from December 31, 2018. As of June 30, 2019 the Company had outstanding time deposits under $250,000 with balances of $329.7 million and time deposits over $250,000 with balances of $343.5 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

June 30, 2019
Three months or less	$110,876
Three to six months	119,698
Six to twelve months	76,529
More than twelve months	36,403
Total	$343,506

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Short-term borrowings totaled $15.5 million at June 30, 2019 and $11.2 million at December 31, 2018, and consisted primarily of federal funds purchased. Long-term debt totaled $39.2 million at June 30, 2019 and December 31, 2018 and consisted of subordinated debt.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At June 30, 2019 and December 31, 2018, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

Liquidity and Off-Balance Sheet Arrangements

At June 30, 2019, we had $376.0 million of pre-approved but unused lines of credit and $15.1 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

Interest Rate Sensitivity

Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. The primary measurements we use to help us manage interest rate sensitivity are an earnings simulation model and an economic value of equity model. As of March 31, 2019, the model simulations projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 2.47% and 3.07%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of (3.07)% relative to the current financial statement structure over the next twelve months. We do not believe there have been any material changes to the Company’s interest rate sensitivity from March 31, 2019 to the period ended June 30, 2019.

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

The Company has no significant investments that mature throughout the next 12 months. The Company also anticipates $13.1 million of principal payments from mortgage-backed securities over the same period. The Company also has unused borrowing capacity available with the Federal Home Loan Bank of Cincinatti, the Federal Reserve, and several correspondent banks. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required for a Smaller Reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2019 (the “Evaluation Date”). Based on such evaluation, SmartFinancial's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

SmartFinancial, Inc. and its wholly owned subsidiary, SmartBank, are periodically involved as a plaintiff or a defendant in various legal actions in the ordinary course of business. While the outcome of these matters is not currently determinable,  management does not expect the disposition of any of these matters to have a material adverse impact on the Company’s financial condition, financial statements or results of operations.

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
.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Second Amended and Restated Charter of SmartFinancial, Inc	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2016
4.2	The rights of securities holders are defined in the Charter and Bylaws provided in Exhibits 3.1 and 3.2
10.1	Executive Severance Agreement and Release of Claims dated May 2, 2019, by and among SmartFinancial, Inc., SmartBank, and C. Bryan Johnson	Incorporated by reference to Exhibit 10.2 Form 8-K filed May 6, 2019
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartFinancial, Inc.

Date:	August 8, 2019	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	August 8, 2019	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)