Form 10-Q
period 2019-09-30
SMARTFINANCIAL INC.
filed 2019-11-08
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to

Commission File Number:333-203449

(Exact name of registrant as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5401 Kingston Pike, Suite 600 Knoxville, Tennessee	37919
(Address of principal executive offices)	(Zip Code)

865-437-5700	Not Applicable
(Registrant’s telephone number, including area code)	(Former name, former address and former fiscal
year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of Exchange on which Registered
Common Stock, par value $1.00	SMBK	The Nasdaq Stock Market

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
Yes  ☐    No  ☒

As of November 6, 2019 there were 13,961,723 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	(Unaudited) September 30, 2019	December 31, 2018
ASSETS:
Cash and due from banks	$23,110	$40,015
Interest-bearing deposits with banks	146,300	75,807
Federal funds sold	1,524	—
Total cash and cash equivalents	170,934	115,822
Securities available-for-sale, at fair value	171,507	201,688
Other investments	12,913	11,499
Loans held for sale	3,068	1,979
Loans	1,864,679	1,775,260
Less: Allowance for loan losses	(9,792)	(8,275)
Loans, net	1,854,887	1,766,985
Premises and equipment, net	58,386	56,012
Other real estate owned	1,561	2,495
Goodwill and core deposit intangible, net	77,534	79,034
Bank owned life insurance	24,796	24,381
Other assets	14,899	14,514
Total assets	$2,390,485	$2,274,409
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$365,024	$319,861
Interest-bearing demand	351,474	311,482
Money market and savings	634,934	641,945
Time deposits	646,641	648,676
Total deposits	1,998,073	1,921,964
Securities sold under agreement to repurchase	4,368	11,756
Federal Home Loan Bank advances and other borrowings	25,460	11,243
Subordinated debt	39,240	39,177
Other liabilities	17,304	7,258
Total liabilities	2,084,445	1,991,398
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 13,957,973 and 13,933,504 shares issued and outstanding, respectively	13,958	13,933
Additional paid-in capital	232,573	231,852
Retained earnings	59,806	39,991
Accumulated other comprehensive loss	(297)	(2,765)
Total shareholders' equity	306,040	283,011
Total liabilities and shareholders' equity	$2,390,485	$2,274,409

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$25,515	$21,571	$75,768	$61,451
Securities available-for-sale:
Taxable	748	839	2,591	2,611
Tax-exempt	338	129	1,173	240
Federal funds sold and other earning assets	743	529	2,059	1,137
Total interest income	27,344	23,068	81,591	65,439

Interest expense:
Deposits	5,605	3,969	16,644	9,608
Securities sold under agreements to repurchase	5	11	19	35
Federal Home Loan Bank advances and other borrowings	10	209	231	568
Subordinated debt	584	19	1,757	19
Total interest expense	6,204	4,208	18,651	10,230
Net interest income	21,140	18,860	62,940	55,209
Provision for loan losses	724	302	1,914	1,607
Net interest income after provision for loan losses	20,416	18,558	61,026	53,602

Noninterest income:
Customer service fees	767	624	2,129	1,753
Gain (loss) on sale of securities, net	1	—	34	(1)
Mortgage banking	518	493	1,192	1,181
Interchange and debit card transaction fees	148	144	467	409
Merger termination fee	—	—	6,400	—
Other	762	570	2,089	1,562
Total noninterest income	2,196	1,831	12,311	4,904

Noninterest expense:
Salaries and employee benefits	9,072	7,934	26,357	22,759
Occupancy and equipment	1,635	1,638	4,967	4,694
FDIC insurance	(219)	158	140	577
Other real estate and loan related expense	335	578	1,067	2,173
Advertising and marketing	263	228	817	627
Data processing	273	407	1,465	1,534
Professional services	573	727	1,724	1,987
Amortization of intangibles	341	248	1,027	664
Software as service contracts	560	507	1,696	1,477
Merger related and restructuring expenses	73	838	2,792	2,458
Other	1,802	1,497	5,045	4,346
Total noninterest expense	14,708	14,760	47,097	43,296
Income before income tax expense	7,904	5,629	26,240	15,210
Income tax expense	1,941	1,305	6,425	3,540
Net income	$5,963	$4,324	$19,815	$11,670

Earnings per common share:
Basic	$0.43	$0.34	$1.42	$0.97
Diluted	$0.42	$0.34	$1.41	$0.96
Weighted average common shares outstanding:
Basic	13,955,859	12,718,861	13,949,325	12,049,151
Diluted	14,053,432	12,817,556	14,038,414	12,143,838
The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$5,963	$4,324	$19,815	$11,670
Other comprehensive income, net of tax:
Unrealized holding gains (losses) and hedge effects on securities available-for-sale arising during the period	275	(700)	2,493	(2,469)
Reclassification adjustment for (gains) losses realized	(1)	—	(25)	1
Total other comprehensive income (loss)	274	(700)	2,468	(2,468)
Comprehensive income	$6,237	$3,624	$22,283	$9,202

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - (Unaudited)
For the Three and Nine Months Ended September 30, 2019 and 2018
(Dollars in thousands, except for share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Total
Balance, December 31, 2017	11,152,561	$11,153	$174,009	$21,889	$(1,198)	$205,853
Net income	—	—	—	11,670	—	11,670
Other comprehensive loss	—	—	—	—	(2,468)	(2,468)
Common stock issued pursuant to:
Stock awards	5,947	6	3	—	—	9
Exercise of stock options	132,783	133	1,386	—	—	1,519
Shareholders of TN Bancshares, Inc.	1,458,981	1,459	33,273	—	—	34,732
Stock compensation expense	—	—	327	—	—	327
Balance, September 30, 2018	12,750,272	$12,751	$208,998	$33,559	$(3,666)	$251,642

Balance, December 31, 2018	13,933,504	$13,933	$231,852	$39,991	$(2,765)	$283,011
Net income	—	—	—	19,815	—	19,815
Other comprehensive income	—	—	—	—	2,468	2,468
Common stock issued pursuant to:
Stock awards	3,298	3	61	—	—	64
Exercise of stock options	21,171	22	228	—	—	250
Stock compensation expense	—	—	432	—	—	432
Balance, September 30, 2019	13,957,973	$13,958	$232,573	$59,806	$(297)	$306,040

Balance, June 30, 2018	12,704,581	$12,705	$208,513	$29,235	$(2,966)	$247,487
Net income	—	—	—	4,324	—	4,324
Other comprehensive loss	—	—	—	—	(700)	(700)
Common stock issued pursuant to:
Stock awards	5,553	6	(6)	—	—	—
Exercise of stock options	40,138	40	407	—	—	447
Stock compensation expense	—	—	84	—	—	84
Balance, September 30, 2018	12,750,272	$12,751	$208,998	$33,559	$(3,666)	$251,642

Balance, June 30, 2019	13,953,209	$13,953	$232,386	$53,843	$(571)	$299,611
Net income	—	—	—	5,963	—	5,963
Other comprehensive income	—	—	—	—	274	274
Common stock issued pursuant to:
Exercise of stock options	4,764	5	33	—	—	38
Stock compensation expense	—	—	154	—	—	154
Balance, September 30, 2019	13,957,973	$13,958	$232,573	$59,806	$(297)	$306,040

The accompanying notes are an integral part of the financial statements.

SMARTFINANICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$19,815	$11,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,296	2,943
Accretion of fair value purchase accounting adjustments, net	(4,337)	(5,426)
Provision for loan losses	1,914	1,607
Stock compensation expense	432	327
(Gain) loss from redemption and sale on securities available-for-sale	(34)	1
Deferred income tax expense	1,178	1,097
Increase in cash surrender value of bank owned life insurance	(415)	(441)
Loss on disposal of fixed assets	14	41
Net (gains) losses from sale of other real estate owned	(43)	434
Net gains from sale of loans	(1,192)	(1,181)
Origination of loans held for sale	(49,333)	(42,313)
Proceeds from sales of loans held for sale	49,435	45,750
Net change in:
Accrued interest receivable	(207)	(678)
Accrued interest payable	900	228
Other assets	(330)	3,039
Other liabilities	5,029	2,008
Net cash provided by operating activities	26,122	19,106
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	16,515	24,563
Proceeds from maturities and calls of securities available-for-sale	15,555	2,525
Proceeds from paydowns of securities available-for-sale	10,166	14,457
Purchases of securities available-for-sale	(6,074)	(41,804)
Purchases of other investments	(1,414)	(3,840)
Net cash and cash equivalents received in business combination	—	5,653
Net increase in loans	(85,424)	(82,165)
Purchases of premises and equipment	(4,506)	(1,885)
Proceeds from sale of other real estate owned	1,395	3,446
Net cash used in investing activities	(53,787)	(79,050)
Cash flows from financing activities:
Net increase in deposits	75,634	65,879
Net decrease in securities sold under agreements to repurchase	(7,388)	(7,268)
Issuance of common stock	314	1,528
Net proceeds from subordinated debt	—	39,158
Proceeds from Federal Home Loan Bank advances and other borrowings	145,176	160,700
Repayment of Federal Home Loan Bank advances and other borrowings	(130,959)	(182,976)
Net cash provided by financing activities	82,777	77,021
Net change in cash and cash equivalents	55,112	17,077
Cash and cash equivalents, beginning of period	115,822	113,027
Cash and cash equivalents, end of period	$170,934	$130,104
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17,751	$10,003
Cash paid during the period for income taxes	3,635	726
Noncash investing and financing activities:
Change in unrealized (gains) losses on securities available-for-sale	$(3,263)	$3,255
Acquisition of real estate through foreclosure	417	3,151
Financed sales of other real estate owned	—	257
Change in goodwill due to acquisition	(473)	15,791
Initial recognition of operating lease right-of-use assets	2,344	—
Initial recognition of operating lease liabilities	2,344	—
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

Basis of Presentation and Accounting Estimates:

The consolidated financial information in this report for September 30, 2019 and September 30, 2018 has not been audited by an independent registered public accounting firm. The consolidated financial statements presented herein conform to U.S. generally accepted accounting principles ("GAAP") and to general industry practices. In the opinion of the Company’s management, the accompanying interim financial statements contain all material adjustments necessary to present fairly the Company's financial condition, the results of operations, and cash flows for the interim period. Results for interim periods are not necessarily indicative of the results to be expected for a full year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets and deferred taxes, other than temporary impairments of securities, the fair value of financial instruments, goodwill, and the fair value of assets acquired and liabilities assumed in acquisitions.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities must classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 was effective for interim and annual reporting periods beginning after December 15, 2018. All entities were required to use a modified retrospective approach for leases that existed or were entered into after the beginning of the earliest comparative period in the financial statements. As the Company elected the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach was applied on January 1, 2019.

The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). We elected to apply certain practical adoption expedients provided under the updates whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

direct costs for any existing leases. The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations or office space, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated balance sheet. The new guidance requires these lease agreements to be recognized on the consolidated balance sheet as a right-of-use asset and a corresponding lease liability. The new guidance did not have a material impact on the Company's consolidated statements of income or the consolidated statements of cash flows. See Note 8 Leases for more information.

In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments had the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company adopted ASU 2018-11 on its required effective date of January 1, 2019 and elected both transition options mentioned above.

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

Recently Issued Not Yet Effective Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2018 as filed in its Annual Report on Form 10-K with the Securities and Exchange Commission ("SEC"). The following is a summary of recent authoritative pronouncements issued but not yet effective that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In March 2019, the FASB issued ASU 2019-01, Leases: Codification Improvements (“ASU 2019-01”). ASU 2019-01 provides clarifications to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing essential information about leasing transactions. Specifically, ASU 2019-01 (i) allows the fair value of the underlying asset reported by lessors that are not manufacturers or dealers to continue to be its cost and not fair value as measured under the fair value definition, (ii) allows for the cash flows received for sales-type and direct financing leases to continue to be presented as results from investing, and (iii) clarifies that entities do not have to disclose the effect of the lease standard on adoption year interim amounts. ASU 2019-01 will be effective for us on January 1, 2020 and should not have any material impact on our consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changed the credit loss model on financial instruments measured at amortized cost, available for sale securities and certain purchased financial instruments. Credit losses on financial instruments measured at amortized cost will be determined using a current expected credit loss ("CECL") model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Purchased financial assets with more-than-insignificant credit deterioration since origination ("PCD assets" which are currently named "PCI Loans") measured at amortized cost will have an allowance for credit losses established at acquisition as part of the purchase price. Subsequent

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

increases or decreases to the allowance for credit losses on PCD assets will be recognized in the income statement. Interest income should be recognized on PCD assets based on the effective interest rate, determined excluding the discount attributed to credit losses at acquisition. Credit losses relating to available-for-sale debt securities will be recognized through an allowance for credit losses. The amount of the credit loss is limited to the amount by which fair value is below amortized cost of the available-for-sale debt security. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for the Company and other SEC filers. Early adoption is permitted and if early adopted, all provisions must be adopted in the same period. The amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period adopted. A prospective approach is required for securities with other than temporary impairment recognized prior to adoption. The Company is continuing its implementation efforts through its company-wide implementation team. The implementation team meets periodically to discuss the latest developments and ensure progress is being made. The team also keeps current on evolving interpretations and industry practices related to ASU 2016-13 via webcasts, publications, conferences, and peer bank meetings. The team continues to evaluate and validate data resources and different loss methodologies. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular an increase to the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

On October 16, 2019, the Financial Accounting Standards Board approved a delay for the implementation of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The Board decided that CECL will be effective for larger Public Business Entities ("PBEs") that are SEC filers, excluding Smaller Reporting Companies ("SRCs") as currently defined by the SEC, for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For calendar-year-end companies, this will be January 1, 2020.  The determination of whether an entity is an SRC will be based on an entity’s most recent assessment in accordance with SEC regulations and the Company meets the regulations as a SRC.  For all other entities, the Board decided that CECL will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies).

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

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$5,963	$4,324	$19,815	$11,670

Weighted average basic common shares outstanding	13,955,859	12,718,861	13,949,325	12,049,151
Effect of dilutive securities	97,573	98,695	89,089	94,687
Weighted average dilutive shares outstanding	14,053,432	12,817,556	14,038,414	12,143,838

Basic earnings per common share	$0.43	$0.34	$1.42	$0.97
Diluted earnings per common share	$0.42	$0.34	$1.41	$0.96

There were no antidilutive shares for the three and nine month periods ended September 30, 2019 and 2018.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3. Securities

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019:
U.S. Government-sponsored enterprises (GSEs)	$19,023	$42	$(47)	$19,018
Municipal securities	59,272	816	(7)	60,081
Other debt securities	3,480	12	(47)	3,445
Mortgage-backed securities (GSEs)	88,998	323	(358)	88,963
	$170,773	$1,193	$(459)	$171,507

December 31, 2018:
U.S. Government-sponsored enterprises (GSEs)	$44,117	$12	$(626)	$43,503
Municipal securities	55,248	276	(363)	55,161
Other debt securities	977	—	(67)	910
Mortgage-backed securities (GSEs)	103,875	153	(1,914)	102,114
	$204,217	$441	$(2,970)	$201,688

At September 30, 2019 and December 31, 2018, securities with a carrying value totaling approximately $96.4 million and $103.7 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

For the three months ended September 30, 2019, there were no available-for-sale securities sold. For the nine months ended September 30, 2019, approximately $16.5 million available-for-sale securities were sold which resulted in approximately $35 thousand gross gains and $1 thousand losses realized. For the three months ended September 30, 2018, there were no available-for-sale securities sold. For the nine months ended September 30, 2018, there were approximately $25 million available-for-sale securities sold which resulted in $1 thousand losses realized. For the three and nine months ended September 30, 2019, there were approximately $5 million and $16 million available-for-sale securities redeemed, respectively. For the three months ended September 30, 2018, there were no available-for-sale securities redeemed. For the nine months ended September 30, 2018, a security was called for less than the amortized cost resulting in a realized loss of $1 thousand.

The amortized cost and estimated fair value of securities at September 30, 2019, by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$3,293	$3,283
Due from one year to five years	10,850	10,816
Due from five years to ten years	12,691	12,726
Due after ten years	54,941	55,719
	81,775	82,544
Mortgage-backed securities	88,998	88,963
	$170,773	$171,507

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2019:
U.S. Government- sponsored enterprises (GSEs)	$2,999	$(24)	$5,977	$(23)	$8,976	$(47)
Municipal securities	970	(3)	527	(4)	1,497	(7)
Other debt securities	—	—	933	(47)	933	(47)
Mortgage-backed securities (GSEs)	11,732	(80)	25,969	(278)	37,701	(358)
	$15,701	$(107)	$33,406	$(352)	$49,107	$(459)

December 31, 2018:
U.S. Government- sponsored enterprises (GSEs)	$14,763	$(237)	$13,728	$(389)	$28,491	$(626)
Municipal securities	16,455	(150)	4,767	(213)	21,222	(363)
Other debt securities	—	—	910	(67)	910	(67)
Mortgage-backed securities (GSEs)	10,516	(155)	69,884	(1,759)	80,400	(1,914)
	$41,734	$(542)	$89,289	$(2,428)	$131,023	$(2,970)

At September 30, 2019, the categories of temporarily impaired securities in an unrealized loss position twelve months or greater are as follows (dollars in thousands):

	Gross Unrealized Loss	Number of Securities
U.S. Government-sponsored enterprises (GSEs)	$(23)	2
Municipal securities	(4)	1
Other debt securities	(47)	1
Mortgage-backed securities (GSEs)	(278)	36
	$(352)	40

The Company reviews the securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment. A determination as to whether a security's decline in fair value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Company may consider in the other-than-temporary impairment analysis include the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions.

Based on this evaluation, the Company concluded that any unrealized losses at September 30, 2019 represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and current market conditions, and not credit deterioration of the issuers. As of September 30, 2019, the Company does not intend to sell any of the securities, does not expect to be required to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	September 30,	December 31,
	2019	2018
Federal Reserve Bank stock	$7,917	$7,010
Federal Home Loan Bank stock	4,646	4,139
First National Bankers Bank stock	350	350
	$12,913	$11,499
Our restricted investments consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2019, the Company determined that there was no impairment on its other investment securities.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4. Loans and Allowance for Loan Losses

Portfolio Segmentation:

Major categories of loans are summarized as follows (in thousands):

	September 30, 2019			December 31, 2018
	PCI Loans[1]	All Other Loans[2]	Total	PCI Loans[1]	All Other Loans[2]	Total
Commercial real estate	$17,880	$872,582	$890,462	$17,682	$842,345	$860,027
Consumer real estate	7,169	398,362	405,531	8,712	398,542	407,254
Construction and land development	4,629	215,122	219,751	4,602	183,293	187,895
Commercial and industrial	434	340,773	341,207	2,557	305,697	308,254
Consumer and other	359	10,437	10,796	605	13,204	13,809
Total loans	30,471	1,837,276	1,867,747	34,158	1,743,081	1,777,239
Less: Allowance for loan losses	(116)	(9,676)	(9,792)	—	(8,275)	(8,275)
Loans, net	$30,355	$1,827,600	$1,857,955	$34,158	$1,734,806	$1,768,964
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

The composition of loans by loan classification for impaired and performing loan status is summarized in the tables below (in thousands):

	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
September 30, 2019:
Performing loans	$872,325	$397,217	$214,422	$340,322	$10,437	$1,834,723
Impaired loans	257	1,145	700	451	—	2,553
	872,582	398,362	215,122	340,773	10,437	1,837,276
PCI loans	17,880	7,169	4,629	434	359	30,471
Total loans	$890,462	$405,531	$219,751	$341,207	$10,796	$1,867,747

December 31, 2018:
Performing loans	$841,709	$397,306	$182,746	$304,673	$13,088	$1,739,522
Impaired loans	636	1,236	547	1,024	116	3,559
	842,345	398,542	183,293	305,697	13,204	1,743,081
PCI loans	17,682	8,712	4,602	2,557	605	34,158
Total loans	$860,027	$407,254	$187,895	$308,254	$13,809	$1,777,239

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans (in thousands):

	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
September 30, 2019:
Performing loans	$4,225	$1,983	$1,043	$1,725	$71	$9,047
Impaired loans	—	206	—	423	—	629
	4,225	2,189	1,043	2,148	71	9,676
PCI loans	35	81	—	—	—	116
Total loans	$4,260	$2,270	$1,043	$2,148	$71	$9,792

December 31, 2018:
Performing loans	$3,639	$1,763	$795	$1,304	$240	$7,741
Impaired loans	—	26	—	442	66	534
	3,639	1,789	795	1,746	306	8,275
PCI loans	—	—	—	—	—	—
Total loans	$3,639	$1,789	$795	$1,746	$306	$8,275

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables detail the changes in the allowance for loan losses by loan classification (in thousands):

	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Three Months Ended September 30, 2019:
Beginning balance	$4,102	$2,189	$946	$1,746	$114	$9,097
Charged off loans	(36)	(1)	—	(20)	(50)	(107)
Recoveries of charge-offs	39	17	3	12	7	78
Provision (reallocation) charged to expense	155	65	94	410	—	724
Ending balance	$4,260	$2,270	$1,043	$2,148	$71	$9,792

Three Months Ended September 30, 2018:
Beginning balance	$3,135	$1,528	$744	$1,367	$300	$7,074
Charged off loans	—	(2)	—	(100)	(156)	(258)
Recoveries of charge-offs	—	5	2	9	22	38
Provision (reallocation) charged to expense	110	67	(37)	86	76	302
Ending balance	$3,245	$1,598	$709	$1,362	$242	$7,156

	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Nine Months Ended September 30, 2019:
Beginning balance	$3,639	$1,789	$795	$1,746	$306	$8,275
Charged off loans	(36)	(3)	—	(353)	(260)	(652)
Recoveries of charge-offs	63	37	7	66	82	255
Provision (reallocation) charged to expense	594	447	241	689	(57)	1,914
Ending balance	$4,260	$2,270	$1,043	$2,148	$71	$9,792

Nine Months Ended September 30, 2018:
Beginning balance	$2,465	$1,596	$521	$1,062	$216	$5,860
Charged off loans	(38)	(27)	—	(178)	(257)	(500)
Recoveries of charge-offs	—	55	7	65	62	189
Provision (reallocation) charged to expense	818	(26)	181	413	221	1,607
Ending balance	$3,245	$1,598	$709	$1,362	$242	$7,156

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan classification and the amount categorized into each risk rating (in thousands):

	September 30, 2019
Non PCI Loans:	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$856,238	$394,525	$209,029	$332,165	$10,273	$1,802,230
Watch	15,488	2,503	5,164	7,433	42	30,630
Special mention	489	9	155	612	1	1,266
Substandard	367	1,159	774	556	97	2,953
Doubtful	—	166	—	7	24	197
Total	$872,582	$398,362	$215,122	$340,773	$10,437	$1,837,276

PCI Loans:
Pass	$13,760	$4,969	$516	$53	$325	$19,623
Watch	2,497	383	4,113	1	15	7,009
Special mention	886	435	—	—	5	1,326
Substandard	737	1,382	—	380	14	2,513
Doubtful	—	—	—	—	—	—
Total	$17,880	$7,169	$4,629	$434	$359	$30,471
Total loans	$890,462	$405,531	$219,751	$341,207	$10,796	$1,867,747

	December 31, 2018
Non PCI Loans:	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$834,912	$394,728	$182,524	$303,805	$12,927	$1,728,896
Watch	6,791	2,678	64	1,090	135	10,758
Special mention	—	14	158	137	—	309
Substandard	642	1,122	547	462	142	2,915
Doubtful	—	—	—	203	—	203
Total	$842,345	$398,542	$183,293	$305,697	$13,204	$1,743,081

PCI Loans:
Pass	$14,050	$5,617	$4,033	$2,382	$541	$26,623
Watch	1,805	756	569	—	17	3,147
Special mention	1,030	446	—	50	10	1,536
Substandard	797	1,893	—	125	37	2,852
Doubtful	—	—	—	—	—	—
Total	$17,682	$8,712	$4,602	$2,557	$605	$34,158
Total loans	$860,027	$407,254	$187,895	$308,254	$13,809	$1,777,239

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

The following tables present an aging analysis of our loan portfolio (in thousands):

	September 30, 2019
	30-60 Days Past Due and Accruing	61-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$175	$—	$—	$124	$299	$17,880	$872,283	$890,462
Consumer real estate	321	391	497	1,403	2,612	6,672	396,247	405,531
Construction and land development	271	—	—	621	892	4,629	214,230	219,751
Commercial and industrial	684	166	95	377	1,322	339	339,546	341,207
Consumer and other	184	77	16	39	316	343	10,137	10,796
Total	$1,635	$634	$608	$2,564	$5,441	$29,863	$1,832,443	$1,867,747

	December 31, 2018
	30-60 Days Past Due and Accruing	61-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$377	$19	$—	$272	$668	$17,682	$841,677	$860,027
Consumer real estate	1,168	462	454	844	2,928	8,712	395,614	407,254
Construction and land development	343	—	—	547	890	4,602	182,403	187,895
Commercial and industrial	155	—	101	909	1,165	2,557	304,532	308,254
Consumer and other	117	—	29	124	270	605	12,934	13,809
Total	$2,160	$481	$584	$2,696	$5,921	$34,158	$1,737,160	$1,777,239

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans:

The following is an analysis of the impaired loan portfolio, including PCI loans, detailing the related allowance recorded (in thousands):

	September 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance:
Commercial real estate	$257	$262	$—	$636	$648	$—
Consumer real estate	751	751	—	1,073	1,089	—
Construction and land development	700	700	—	547	547	—
Commercial and industrial	—	—	—	69	70	—
Consumer and other	—	—	—	29	33	—
	1,708	1,713	—	2,354	2,387	—
Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	394	394	206	163	205	26
Construction and land development	—	—	—	—	—	—
Commercial and industrial	451	451	423	955	973	442
Consumer and other	—	—	—	87	87	66
	845	845	629	1,205	1,265	534
PCI loans:
Commercial real estate	2,516	2,834	35	—	—	—
Consumer real estate	1,206	1,261	81	—	—	—
	3,722	4,095	116	—	—	—
Total impaired loans	$6,275	$6,653	$745	$3,559	$3,652	$534

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$258	$3	$1,117	$12
Consumer real estate	568	4	887	10
Construction and land development	701	3	547	—
Commercial and industrial	—	—	77	2
Consumer and other	—	—	16	1
	1,527	10	2,644	25
Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—
Consumer real estate	396	4	290	2
Construction and land development	—	—	—	—
Commercial and industrial	352	1	393	5
Consumer and other	—	—	73	1
	748	5	756	8
PCI loans:
Commercial real estate	2,520	—	29	—
Consumer real estate	1,151	—	—	—
	3,671	—	29	—
Total impaired loans	$5,946	$15	$3,429	$33

	Nine Months Ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$435	$28	$802	$27
Consumer real estate	768	8	769	22
Construction and land development	637	5	547	—
Commercial and industrial	25	1	62	5
Consumer and other	14	1	8	1
	1,879	43	2,188	55
Impaired loans with a valuation allowance:
Commercial real estate	12	1	6	—
Consumer real estate	248	6	576	13
Construction and land development	14	—	—	—
Commercial and industrial	498	10	280	10
Consumer and other	28	—	68	3
	800	17	930	26
PCI loans:
Commercial real estate	1,894	(10)	11	3
Consumer real estate	851	3	—	—
	2,745	(7)	11	3
Total impaired loans	$5,424	$53	$3,129	$84

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Troubled Debt Restructurings:

At September 30, 2019 and December 31, 2018, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of September 30, 2019 and December 31, 2018, management had approximately $61 thousand and $116 thousand, respectively, in loans that met the criteria for restructured, none of which were on nonaccrual.

There were no loans that were modified as TDRs during the nine month period ended September 30, 2019. There was one commercial real estate loan for approximately $622 thousand and one consumer real estate loan for approximately $34 thousand modified as TDRs during the nine month period ended September 30, 2018.

There were no loans that were modified as troubled debt restructurings during the past nine months and for which there was a subsequent payment default.

Foreclosure Proceedings and Balances:

As of September 30, 2019, there was no residential real estate included in other real estate owned and there were no consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure.

Purchased Credit Impaired Loans:

The Company has acquired loans where there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Commercial real estate	$24,651	$24,849
Consumer real estate	9,127	11,108
Construction and land development	2,697	5,731
Commercial and industrial	5,633	5,824
Consumer and other	556	892
Total loans	42,664	48,404
Less: Remaining purchase discount	(12,193)	(14,246)
Total loans, net of purchase discount	30,471	34,158
Less: Allowance for loan losses	(116)	—
Carrying amount, net of allowance	$30,355	$34,158

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Activity related to the accretable yield on loans acquired with deteriorated credit quality is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Accretable yield, beginning of period	$8,280	$7,206	$7,052	$9,287
Additions	—	—	—	1,292
Accretion income	(1,073)	(746)	(3,353)	(3,776)
Reclassification	1,033	2,516	2,392	2,898
Other changes, net	390	243	2,539	(482)
Accretable yield, end of period	$8,630	$9,219	$8,630	$9,219

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Commitments to extend credit	$383,315	$333,900
Standby letters of credit	8,021	12,200

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At September 30, 2019 and December 31, 2018, the carrying amount of liabilities related to the Company's obligation to perform under standby letters of credit was insignificant.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2019:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$19,018	$—	$19,018	$—
Municipal securities	60,081	—	60,081	—
Other debt securities	3,445	—	3,445	—
Mortgage-backed securities (GSEs)	88,963	—	88,963	—
Total securities available-for-sale	$171,507	$—	$171,507	$—

Liabilities:
Derivative financial instruments	$4,456	$—	$4,456	$—

December 31, 2018:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$43,503	$—	$43,503	$—
Municipal securities	55,161	—	55,161	—
Other debt securities	910	—	910	—
Mortgage-backed securities (GSEs)	102,114	—	102,114	—
Total securities available-for-sale	$201,688	$—	$201,688	$—

Liabilities:
Derivative financial instruments	$1,174	—	$1,174	—

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

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
September 30, 2019:
Impaired loans	$3,822	$—	$—	$3,822
Other real estate owned	1,561	—	—	1,561

December 31, 2018:
Impaired loans	$671	$—	$—	$671
Other real estate owned	2,495	—	—	2,495

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (in thousands).

	Fair Value	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
September 30, 2019:
Impaired loans	$3,822	Appraisal and cashflow	Appraisal and cashflow discounts	16%
Other real estate owned	1,561	Appraisal	Appraisal discounts	8%

December 31, 2018:
Impaired loans	$671	Appraisal	Appraisal Discounts	44%
Other real estate owned	2,495	Appraisal	Appraisal Discounts	23%

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
September 30, 2019:
Assets:
Cash and cash equivalents	$170,934	$170,934	$—	$—	$170,934
Securities available-for-sale	171,507	—	171,507	—	171,507
Other investments	12,913	N/A	N/A	N/A	N/A
Loans, net	1,857,955	—	—	1,849,197	1,849,197
Liabilities:
Noninterest-bearing demand deposits	365,024	—	365,024	—	365,024
Interest-bearing demand deposits	351,474	—	351,474	—	351,474
Money market and savings deposits	634,934	—	634,934	—	634,934
Time deposits	646,641	—	647,780	—	647,780
Securities sold under agreements to repurchase	4,368	—	4,368	—	4,368
Federal Home Loan Bank advances and other borrowings	25,460	—	25,460	—	25,460
Subordinated debt	39,240	—	—	37,379	37,379
Derivative financial instruments	4,456	—	4,456	—	4,456

December 31, 2018:
Assets:
Cash and cash equivalents	$115,822	$115,822	$—	$—	$115,822
Securities available-for-sale	201,688	—	201,688	—	201,688
Other investments	11,499	N/A	N/A	N/A	N/A
Loans, net	1,768,964	—	—	1,766,838	1,766,838
Liabilities:
Noninterest-bearing demand deposits	319,861	—	319,861	—	319,861
Interest-bearing demand deposits	311,482	—	311,482	—	311,482
Money market and savings deposits	641,945	—	641,945	—	641,945
Time deposits	648,676	—	649,169	—	649,169
Securities sold under agreements to repurchase	11,756	—	11,756	—	11,756
Federal Home Loan Bank advances and other borrowings	11,243	—	11,243	—	11,243
Subordinated debt	39,177	—	—	39,190	39,190
Derivative financial instruments	1,174	—	1,174	—	1,174

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

A summary of the Company's fair value hedge relationships for the periods presented are as follows (in thousands):

Liability derivatives	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
September 30, 2019:
Interest rate swap agreements - securities	Other liabilities	8.45	3.09%	3 month LIBOR	$36,000	$(4,456)
December 31, 2018:
Interest rate swap agreements - securities	Other liabilities	9.23	3.10%	3 month LIBOR	$35,000	$(1,174)

The effects of the Company's fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income on tax-exempt securities	$400	$247	$1,305	$247
Effects of fair value hedge relationships	(62)	(7)	(132)	(7)
Reported interest income on tax-exempt securities	$338	$240	$1,173	$240

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (loss) on fair value hedging relationship	2019	2018	2019	2018
Interest rate swap agreements - securities:
Hedged items	$1,045	7	$3,282	7
Derivative designated as hedging instruments	(1,045)	(7)	(3,282)	(7)
The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in thousands):

Line item on the balance sheet	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
September 30, 2019:
Securities available-for-sale	$43,808	$4,456
December 31, 2018:
Securities available-for-sale	$39,730	$1,174

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (dollars in thousands):

		September 30,
	Classification	2019
Assets:
Operating lease right-of-use assets	Other assets	$2,134
Liabilities:
Operating lease liabilities	Other liabilities	$2,150

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

As of September 30, 2019, the weighted average remaining lease term was 7.47 years and the weighted average discount rate was 3.24%.

The following table represents lease costs and other lease information, in thousands. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands).

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Lease costs:
Operating lease costs	$149	$464
Short-term lease costs	2	13
Variable lease costs	23	69
Total	$174	$546
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$145	$447

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2019 were as follows (in thousands):

Amounts
September 30, 2020	$521
September 30, 2021	487
September 30, 2022	250
September 30, 2023	140
September 30, 2024	67
Thereafter	685
Total future minimum lease payments	2,150
Amounts representing interest	(311)
Present value of net future minimum lease payments	$1,839

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9.     Subsequent Events

On October 29, 2019, the Company entered into an Agreement and Plan of Merger (the"Merger Agreement") with Progressive Financial Group Inc., a Tennessee corporation (“PFG”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, PFG will merge with and into the Company, with the Company continuing as the surviving entity (the "Merger"). Following the Merger, Progressive Savings Bank, a Tennessee state-chartered banking association and wholly-owned subsidiary of PFG, will merge with and into SmartBank, the Company's banking subsidiary, with SmartBank continuing as the surviving bank.

Subject to the terms, conditions and adjustments set forth in the Merger Agreement, at the effective time of the Merger, PFG shareholders will have the right to receive their pro rata share of an aggregate of $14,595,354.37 in cash and 1,292,592.556 shares of SmartFinancial common stock, $1.00 par value (collectively, the “Merger Consideration”), provided, however, that the cash portion of the Merger Consideration is subject to adjustment as described in the Merger Agreement.  Based on the outstanding shares of PFG common stock as of the date hereof, it is expected that each share of PFG common stock will represent the right to receive approximately $704.375 in cash and 62.3808 shares of SmartFinancial common stock.

The Merger Agreement contains customary representations, warranties, and covenants of both SmartFinancial and PFG. The completion of the Merger is subject to approval of PFG shareholders, regulatory approvals, and other customary closing conditions, and is expected to be completed in the first half of 2020.

On November 6, 2019, the Company announced that its board of directors has approved the initiation of a regular quarterly dividend and the Company declared a quarterly cash dividend of $0.05 per share of the Company common stock payable on December 6, 2019, to shareholders of record as of the close of business on November 21, 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the "Bank"). The Company provides a variety of financial services to individuals and corporate customers through its offices in Tennessee, Alabama, and the Florida Panhandle. The Bank's primary deposit products are noninterest-bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning and protections of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are not historical in nature and can generally be identified by such words as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “may,” “estimate,” and similar expressions. All forward-looking statements are subject to risks, uncertainties, and other factors that may cause the actual results of SmartFinancial to differ materially from future results expressed or implied by such forward-looking statements. Such risks, uncertainties, and other factors include, among others, (1) the risk of litigation related to the termination of our agreement and plan of merger with Entegra Financial Corp. (the “Entegra Merger Agreement”) or the abandonment of the transactions that were contemplated by the Entegra Merger Agreement; (2) reputational risk resulting from the termination of the Entegra Merger Agreement; (3) potential changes to, or the risk that we may not be able to execute on, our business strategy as a result of the termination of the Entegra Merger Agreement; (4) the risk that cost savings and revenue synergies from recently completed or pending acquisitions may not be realized or may take longer than anticipated to realize; (5) disruption from recently completed acquisitions with customer, supplier, employee, or other business relationships; (6) our ability to successfully integrate the businesses acquired as part of previous acquisitions with the business of SmartBank; (7) changes in management’s plans for the future; (8) prevailing, or changes in, economic or political conditions, particularly in our market areas, (9) credit risk associated with our lending activities; (10) changes in interest rates, loan demand, real estate values, or competition; (11) changes in accounting principles, policies, or guidelines; (12) changes in applicable laws, rules, or regulations; and (13) other general competitive, economic, political, and market factors, including those affecting our business, operations, pricing, products, or services. These and other factors that could cause results to differ materially from those described in the forward-looking statements can be found in SmartFinancial’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, in each case filed with or furnished to the Securities and Exchange Commission (the “SEC”) and available on the SEC’s website (www.sec.gov). Undue reliance should not be placed on forward-looking statements. SmartFinancial disclaims any obligation to update or revise any forward-looking statements contained in this release, which speak only as of the date hereof, whether as a result of new information, future events, or otherwise.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the third quarter and the first nine months of 2019:

•	Net income totaled $6.0 million, or $0.42 per diluted common share, during the third quarter of 2019 compared to $4.3 million, or $0.34 per diluted common share, for the same period in 2018.

•	Net income totaled $19.8 million, or $1.41 per diluted common share, during the first nine months of 2019 compared to $11.7 million, or $0.96 per diluted common share, for the same period in 2018.

•
Annualized return on average assets was 1.01% for the third quarter of 2019 compared to 0.85% for the same period in 2018. For the first nine months of 2019 the annualized return on average assets was 1.14% compared to 0.82% for the same period in 2018.

Analysis of Results of Operations

Third quarter of 2019 compared to 2018

Net income was $6.0 million, or $0.42 per diluted common share, for the third quarter of 2019, compared to $4.3 million, or $0.34 per diluted common share, for the third quarter of 2018. The tax equivalent net interest margin was 3.91% for the third quarter of 2019 compared to 4.11% for the third quarter of 2018. Noninterest income to average assets was 0.37% for third quarter of 2019, increasing from 0.36% for the third quarter of 2018. Noninterest expense to average assets was 2.48% for third quarter of 2019, decreasing from 2.90% for the third quarter of 2018. The results above include the operating effects of the Tennessee Bancshares, Inc. and Foothills Bancorp, Inc. acquisitions which were completed in the second and fourth quarters of 2018, respectively.

First nine months of 2019 compared to 2018

Net income was $19.8 million, or $1.41 per diluted common share, for the first nine months of 2019, compared to $11.7 million, or $0.96 per diluted common share, for the first nine months of 2018. The tax equivalent net interest margin was 3.99% for the first nine months of 2019 compared to 4.34% for the first nine months of 2018. Noninterest income to average assets was 0.71% for the first nine months of 2019, increasing from 0.35% for the first nine months of 2018. Noninterest expense to average assets was 2.71% for the first nine months of 2019, decreasing from 3.06% for the first nine months of 2018. The results above include a $6.4 million termination fee received for the termination of the merger with Entegra Financial Corp. during the second quarter of 2019, and the operating effects of the Tennessee Bancshares, Inc. and Foothills Bancorp, Inc. acquisitions which were completed in the second and fourth quarters of 2018, respectively.

Net Interest Income and Yield Analysis

Third quarter of 2019 compared to 2018

Net interest income, taxable equivalent, increased to $21.3 million for the third quarter of 2019 from $18.9 million for the third quarter of 2018. Net interest income was positively impacted compared to the prior year primarily due to increases in loan and securities balances, average interest-earning assets increased from $1.82 billion for the third quarter of 2018 to $2.16 billion for the third quarter of 2019, primarily as a result of the acquisitions completed during 2018, and to a lesser extent, continued organic growth. Over this period, average loan balances increased by $269.0 million, average interest-bearing deposits increased by $202.3 million, and average noninterest-bearing deposits increased $46.3 million. The tax equivalent net interest margin decreased to 3.91% for the third quarter of 2019, compared to 4.11% for the third quarter of 2018, primarily resulting from increases in the cost of interest-bearing deposits. The yield on earning assets increased from 5.03% for the third quarter of 2018 to 5.05% for the third quarter of 2019, primarily due to increased loan yields. The cost of average interest-bearing deposits increased from 1.11% for the third quarter of 2018 to 1.37% for the third quarter of 2019 due to the continued competition for deposits, as well as a higher interest rate environment during the period.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans[1]	$1,846,196	25,515	5.48%	$1,577,222	21,573	5.43%
Taxable securities	118,955	748	2.49%	141,750	839	2.35%
Tax-exempt securities[2]	56,598	448	3.14%	17,329	166	3.80%
Federal funds sold and other earning assets	135,444	743	2.18%	85,995	526	2.43%
Total interest-earning assets	2,157,193	27,454	5.05%	1,822,296	23,104	5.03%
Noninterest-earning assets	191,940			198,215
Total assets	$2,349,133			$2,020,511

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$343,827	$511	0.59%	$239,220	$283	0.47%
Money market and savings deposits	637,290	1,829	1.14%	615,334	1,595	1.03%
Time deposits	640,679	3,265	2.02%	564,945	2,091	1.47%
Total interest-bearing deposits	1,621,796	5,605	1.37%	1,419,499	3,969	1.11%
Securities sold under agreement to repurchase	6,490	5	0.31%	17,694	11	0.25%
Federal funds purchased and other borrowings	6,820	10	0.58%	16,415	209	5.05%
Subordinated debt	39,226	584	5.91%	1,304	19	5.78%
Total interest-bearing liabilities	1,674,332	6,204	1.47%	1,454,912	4,208	1.15%
Noninterest-bearing deposits	353,315			307,007
Other liabilities	18,286			8,529
Total liabilities	2,045,933			1,770,448
Stockholders’ equity	303,200			250,063
Total liabilities and stockholders’ equity	$2,349,133			$2,020,511

Net interest income, taxable equivalent		$21,250			$18,896
Interest rate spread			3.58%			3.88%
Tax equivalent net interest margin			3.91%			4.11%

Percentage of average interest-earning assets to average interest-bearing liabilities			128.84%			125.25%
Percentage of average equity to average assets			12.91%			12.38%

(1)	Includes nonaccrual loans and accretion income on acquired loans of $1.2 million and $1.2 million for the quarters ended September 30, 2019 and 2018, respectively.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent. The taxable-equivalent adjustment was $110 thousand for the period ended September 30, 2019 and $37 thousand for the period ended September 30, 2018.

First nine months of 2019 compared to 2018

Net interest income, taxable equivalent, increased to $81.9 million for the first nine months of 2019 from $65.5 million for the first nine months of 2018. Net interest income was positively impacted compared to the prior year due to increases in average loan and securities balances and increases in the yields of the securities portfolios. Average earning assets increased from $1.70 billion for the first nine months of 2018 to $2.12 billion for the first nine months of 2019, primarily as a result of the acquisitions completed during 2018, and to a lesser extent, continued organic growth. Over this period, average loan balances increased by $349.0 million, average interest-bearing deposits increased by $286.4 million, and average noninterest-bearing deposits increased $62.7 million. The tax equivalent net interest margin decreased to 3.99% for the first nine months of 2019, compared to 4.34% for the first nine months of 2018, primarily resulting from increases in the cost of interest-bearing deposits. The yield on loans decreased from 5.56% for the first nine months of 2018 to 5.54% for the first nine months of 2019, primarily due to decreased accretion income from acquired loans. The cost of average interest-bearing deposits increased from 0.96% for the first nine months of 2018 to 1.37% for the first nine months of 2019 due to increases in deposit rates from federal rate increases and increased competition.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2019			2018
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans[1]	$1,827,112	$75,768	5.54%	$1,478,097	$61,457	5.56%
Taxable securities	134,230	2,591	2.58%	147,465	2,611	2.37%
Tax-exempt securities[2]	55,585	1,512	3.64%	11,834	305	3.45%
Federal funds sold and other earning assets	102,528	2,056	2.68%	67,025	1,136	2.27%
Total interest-earning assets	2,119,455	81,927	5.17%	1,704,421	65,509	5.14%
Noninterest-earning assets	205,984			189,873
Total assets	$2,325,439			$1,894,294

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$326,764	$1,397	0.57%	$244,386	$868	0.47%
Money market and savings deposits	658,358	6,131	1.25%	579,920	3,883	0.90%
Time deposits	635,986	9,116	1.92%	510,421	4,857	1.27%
Total interest-bearing deposits	1,621,108	16,644	1.37%	1,334,727	9,608	0.96%
Securities sold under agreement to repurchase	7,231	19	0.35%	16,513	35	0.28%
Federal funds purchased and other borrowings	11,146	231	2.77%	21,921	568	3.46%
Subordinated debt	39,205	1,757	5.99%	431	19	5.89%
Total interest-bearing liabilities	1,678,690	18,651	1.49%	1,373,592	10,230	1.00%
Noninterest-bearing deposits	336,895			274,202
Other liabilities	14,509			11,376
Total liabilities	2,030,094			1,659,170
Stockholders’ equity	295,345			235,124
Total liabilities and stockholders’ equity	$2,325,439			$1,894,294

Net interest income, taxable equivalent		$63,276			$55,279
Interest rate spread			3.68%			4.14%
Tax equivalent net interest margin			3.99%			4.34%

Percentage of average interest-earning assets to average interest-bearing liabilities			126.26%			124.08%
Percentage of average equity to average assets			12.70%			12.41%

(1)	Includes nonaccrual loans and accretion income on acquired loans included was $4.3 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)
Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent. The taxable-equivalent adjustment was $336 thousand for the period ended September 30, 2019 and $61 thousand for the period ended September 30, 2018.

Noninterest Income

Third quarter of 2019 compared to 2018

Noninterest income totaled $2.2 million in the third quarter of 2019, compared to $1.8 million in the third quarter of 2018. Noninterest income to average assets of 0.37% for the quarter increased from 0.36% in 2018. Noninterest income increased primarily due to increases in customer service fees as a result of greater deposit account volumes from the acquisition in the fourth quarter of 2018. Mortgage banking income and wealth investment commissions also increased in the third quarter of 2019.

First nine months of 2019 compared to 2018

Noninterest income totaled $12.3 million for the first nine months of 2019, compared to $4.9 million first nine months of 2018. Noninterest income to average assets of 0.71% for the period increased from 0.35% in 2018 . Noninterest income increased primarily due to the merger termination fee received in the second quarter of 2019 and due to customer service fees increasing due to the merger in the fourth quarter of 2018. The following table summarizes noninterest income by category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Customer service fees	$767	$624	2,129	$1,753
Gain (loss) on sale of securities, net	1	—	34	(1)
Mortgage banking	518	493	1,192	1,181
Interchange and debit card transaction fees	148	144	467	409
Merger termination fee	—	—	6,400	—
Other	762	570	2,089	1,562
Total noninterest income	$2,196	$1,831	$12,311	$4,904

Noninterest Expense

Third quarter of 2019 compared to 2018

Noninterest expense totaled $14.7 million in the third quarter of 2019 compared to $14.8 million in the third quarter of 2018. Noninterest expense to average assets decreased from 2.90% a year ago to 2.48% in the current quarter. Noninterest expense was constant for the comparable periods, with same changes within the noninterest expense categories. The increase in higher salary and employee benefit expenses compared to the prior year was primarily due to the acquisition of Tennessee Bancshares, Inc. in May 2018 and Foothills Bancorp, Inc. in the fourth quarter of 2018. This increase was offset by a decrease in FDIC insurance expense (the Company recognized a credit during the third quarter of 2019 from the FDIC, as result of the FDIC Deposit Insurance exceeding 1.38% of insured deposits at June 30, 2019) and a decrease in merger and restructuring expenses.

First nine months of 2019 compared to 2018

Noninterest expense totaled $47.1 million first nine months of 2019 compared to $43.3 million for the first nine months of 2018.
Noninterest expense to average assets decreased from 3.06% a year ago to 2.71% for the nine month periods. The increase in noninterest expense compared to the prior year was primarily due to the acquisition of Tennessee Bancshares, Inc. in May 2018 and Foothills Bancorp, Inc. in the fourth quarter of 2018 which resulted in higher salary and employee benefit expenses, higher occupancy expenses, higher advertising and marketing expense.

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Salaries and employee benefits	$9,072	$7,934	$26,357	$22,759
Occupancy and equipment	1,635	1,638	4,967	4,694
FDIC insurance	(219)	158	140	577
Other real estate and loan related expense	335	578	1,067	2,173
Advertising and marketing	263	228	817	627
Data processing	273	407	1,465	1,534
Professional services	573	727	1,724	1,987
Amortization of intangibles	341	248	1,027	664
Software as service contracts	560	507	1,696	1,477
Merger related and restructuring expenses	73	838	2,792	2,458
Other	1,802	1,497	5,045	4,346
Total noninterest expense	$14,708	$14,760	$47,097	$43,296

Taxes

Third quarter of 2019 compared to 2018

In the third quarter of 2019 income tax expense totaled $1.9 million compared to $1.3 million a year ago. The effective tax rate was approximately 24.6% in the third quarter of 2019 compared to 23.2% a year ago. The decrease is due to the percentage of tax-exempt income to taxable income declining during the comparable periods.

First nine months of 2019 compared to 2018

In the first nine months of 2019 income tax expense totaled $6.4 million compared to $3.5 million a year ago. The effective tax rate was approximately 24.5% in the first nine months of 2019 compared to 23.3% a year ago. The decrease is due to the percentage of tax-exempt income to taxable income declining during the comparable periods.

Loan Portfolio Composition

The Company had total net loans outstanding, including organic and purchased loans, of approximately $1.86 billion at September 30, 2019 compared to $1.77 billion at December 31, 2018. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential fixed rate mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our organic net loans increased by $276.5 million, or 24.0%, from December 31, 2018, to $1.43 billion at September 30, 2019. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, the overall business environment continues to rebound from recessionary conditions. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed since purchase.

Purchased Loans

Purchased non-credit impaired loans of $400.8 million at September 30, 2019 decreased from $584.5 million at December 31, 2018. Since December 31, 2018, our net purchased credit impaired (“PCI”) loans decreased by $3.8 million to $30.4 million at September 30, 2019. The activity within the purchased credit impaired loans will be impacted by how quickly these loans are resolved and/or future acquisition activity.

The following tables summarize the composition of our loan portfolio for the periods presented (in thousands):

	September 30, 2019
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$659,260	$213,322	$17,880	$890,462	47.7%
Consumer real estate-mortgage	266,895	131,467	7,169	405,531	21.7%
Construction and land development	202,010	13,112	4,629	219,751	11.8%
Commercial and industrial	300,223	40,550	434	341,207	18.3%
Consumer and other	8,088	2,349	359	10,796	0.6%
Total gross loans receivable, net of deferred fees	1,436,476	400,800	30,471	1,867,747	100.0%
Allowance for loan losses	(9,676)	$—	(116)	(9,792)
Total loans, net	$1,426,800	$400,800	$30,355	$1,857,955

	December 31, 2018
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$555,915	$286,430	$17,682	$860,027	48.4%
Consumer real estate-mortgage	224,958	173,584	8,712	407,254	22.9%
Construction and land development	134,232	49,061	4,602	187,895	10.6%
Commercial and industrial	234,877	70,820	2,557	308,254	17.3%
Consumer and other	8,627	4,577	605	13,809	0.8%
Total gross loans receivable, net of deferred fees	1,158,609	584,472	34,158	1,777,239	100.0%
Allowance for loan losses	(8,275)	—	—	(8,275)
Total loans, net	$1,150,334	$584,472	$34,158	$1,768,964

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year (in thousands).

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$123,638	$427,359	$339,465	$890,462	$542,840	$223,985
Consumer real estate-mortgage	43,388	167,985	194,158	405,531	183,424	178,719
Construction and land development	67,514	90,794	61,443	219,751	66,119	86,129
Commercial and industrial	97,094	183,253	60,860	341,207	209,380	34,732
Consumer and other	4,905	5,593	298	10,796	5,748	132
Total Loans	$336,539	$874,984	$656,224	$1,867,747	$1,007,511	$523,697

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.17% as of September 30, 2019, which decreased from 0.18% as of December 31, 2018. Total nonperforming assets as a percentage of total assets as of September 30, 2019 totaled 0.20% compared to 0.25% as of December 31, 2018. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets unless the pools are 90 days or greater past due.

The following table summarizes the Company's nonperforming assets for the periods presented (in thousands).

	September 30,	December 31,
	2019	2018
Nonaccrual loans	$2,564	$2,696
Accruing loans past due 90 days or more (1)	608	584
Total nonperforming loans	3,172	3,280
Other real estate owned	1,561	2,495
Total nonperforming assets	$4,733	$5,775

Restructured loans not included above	$61	$116
(1)    Balances include PCI loans past due 90 days or more that are grouped in pools which accrue interest based on pool yields.

Potential Problem Loans

At September 30, 2019 potential problem loans amounted to approximately $554 thousand or 0.03% of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of September 30, 2019 and December 31, 2018, our allowance for loan losses was $9.8 million and $8.3 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses at September 30, 2019, as compared to December 31, 2018 is primarily due to increased balances of our organic loan portfolio. Our allowance for loan loss as a percentage of total loans was 0.53% at September 30, 2019 and 0.47% at December 31, 2018.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition. As of September 30, 2019 the notional balances on PCI loans was $42.7 million while the carrying value was $30.5 million. At September 30, 2019, there were $116 thousand of loan loss allowances on PCI loans.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans for the periods presented and the percentage of loans in each category to total loans (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$4,260	43.5%	$3,639	44.0%
Consumer real estate-mortgage	2,270	23.2%	1,789	21.6%
Construction and land development	1,043	10.7%	795	9.6%
Commercial and industrial	2,148	21.9%	1,746	21.1%
Consumer and other	71	0.7%	306	3.7%
Total allowance for loan losses	$9,792	100.0%	$8,275	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired, non PCI, loans were approximately $534 thousand at December 31, 2018 compared to $629 thousand at September 30, 2019.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods presented including the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$9,097	$7,074	$8,275	$5,860
Provision for loan losses	724	302	1,914	1,607
Charged-off loans:
Commercial real estate-mortgage	(36)	—	(36)	(38)
Consumer real estate-mortgage	(1)	(2)	(3)	(27)
Construction and land development	—	—	—	—
Commercial and industrial	(20)	(100)	(353)	(178)
Consumer and other	(50)	(156)	(260)	(257)
Total charged-off loans	(107)	(258)	(652)	(500)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	39	—	63	—
Consumer real estate-mortgage	17	5	37	55
Construction and land development	3	2	7	7
Commercial and industrial	12	9	66	65
Consumer and other	7	22	82	62
Total recoveries of previously charged-off loans	78	38	255	189
Net loan charge-offs	(29)	(220)	(397)	(311)
Balance at end of period	$9,792	$7,156	$9,792	$7,156

Ratio of allowance for loan losses to total loans outstanding at end of period	0.53%	0.45%	0.53%	0.45%
Ratio of net loan charge-offs to average loans outstanding for the period (annualized)	0.01%	0.06%	0.03%	0.03%

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

Securities Portfolio

Our securities portfolio, consisting primarily of Federal agency bonds, state and municipal securities, and mortgage-backed securities amounted to fair values of $171.5 million and $201.7 million at September 30, 2019 and December 31, 2018, respectively. Our investments to assets ratio decreased from 8.9 percent at December 31, 2018 to 7.2 percent at September 30, 2019. Our investment portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income.

The following table shows the amortized cost of the Company’s securities. In the periods presented, all investment securities were classified as available-for-sale (in thousands).

	September 30,	December 31,
	2019	2018
U.S. Government agencies	$19,023	$44,117
State and political subdivisions	59,272	55,248
Other debt securities	3,480	977
Mortgage-backed securities	88,998	103,875
Total securities	$170,773	$204,217

The following table presents the contractual maturity of the Company's securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at September 30, 2019 (in thousands).  The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total

U.S. Government agencies	$3,000	$10,850	$5,173	$—	$19,023
State and political subdivisions	294	—	4,038	54,940	59,272
Other debt securities	—	—	3,480	—	3,480
Mortgage-backed securities	—	4,553	14,955	69,490	88,998
Total securities available for sale	$3,294	$15,403	$27,646	$124,430	$170,773
Weighted average yield (1)	1.54%	1.60%	2.65%	2.95%	3.04%
(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2019, brokered deposits represented approximately 10.9% of total deposits.

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended September 30, 2019 was 1.37% compared to 1.11% for the same period in 2018 and 1.37% and 0.96% for the nine months ended September 30, 2019 and September 30, 2018, respectively. The increased cost on interest-bearing deposits was due to market competition and changes in rates caused by federal rate-changes during the periods.

Total deposits as of September 30, 2019 were $2.0 billion, which was an increase of $76.1 million from December 31, 2018. As of September 30, 2019 the Company had outstanding time deposits under $250,000 with balances of $504.9 million and time deposits over $250,000 with balances of $141.7 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

September 30,
2019
Three months or less	$38,468
Three to six months	18,481
Six to twelve months	39,287
More than twelve months	45,487
Total	$141,723

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. At September 30, 2019, short-term borrowings totaled $4.8 million and consisted primarily of repurchase agreements, compared to $23.0 million at December 31, 2018, with $11.8 million in repurchase agreements and $11.2 million Federal Home Loan Bank advances. Long-term debt totaled $64.2 million at September 30, 2019 , with $25.0 million in Federal Home Loan Bank advances and $39.2 million in subordinated debt, compared to $39.2 million at December 31, 2018 , which consisted of subordinated debt.

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At September 30, 2019 and December 31, 2018, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.

Liquidity and Off-Balance Sheet Arrangements

At September 30, 2019, we had $383.3 million of pre-approved but unused lines of credit and $8.0 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

Interest Rate Sensitivity

Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. The primary measurements we use to help us manage interest rate sensitivity are an earnings simulation model and an economic value of equity model. As of September 31, 2019, the model simulations using Dynamic Interest Rate Risk approach projected that 100 and 200 basis point increases in interest rates would result in positive variances in net interest income of 3.39% and 5.05%, respectively, relative to the current financial statement structure over the next twelve months, while a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of (6.94)% relative to the current financial statement structure over the next twelve months.  Management will use the model results to further refine future strategic action plans.

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

The Company has $3.3 million in investments that mature throughout the next 12 months. The Company also anticipates $7.1 million of principal payments from mortgage-backed securities over the same period. The Company also has unused borrowing capacity in the amount of $95.1 million available with the Federal Home Loan Bank of Cincinnati, the Federal Reserve, and several correspondent banks. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required for a Smaller Reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2019 (the “Evaluation Date”). Based on such evaluation, SmartFinancial's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

SmartFinancial, Inc.

Date:	November 8, 2019	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	November 8, 2019	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)