Form 10-K
period 2019-12-31
SMARTFINANCIAL INC.
filed 2020-03-12
CIK 1038773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________________

FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from __________ to __________

Commission File Number: 001-37391
_________________________________________________________

__________________________________________
(Exact name of registrant as specified in its charter)

Tennessee	62-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5401 Kingston Pike, Suite 600 Knoxville, Tennessee	37919
(Address of principal executive offices)	(Zip Code)
(865) 437-5700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $1.00 per share	SMBK	The Nasdaq Stock Market

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
Yes  ☐  No  ☒

As of June 30, 2019, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $273.6 million. As of March 6, 2020, there were 15,337,750 shares outstanding of the registrant’s common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2020, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

SmartFinancial, Inc. (“SmartFinancial”) may from time to time make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:
•weakness or a decline in the U.S. economy, in particular in Tennessee, and other markets in which we operate;
•the possibility that our asset quality would decline or that we experience greater loan losses than anticipated;
•the impact of liquidity needs on our results of operations and financial condition;
•competition from financial institutions and other financial service providers;
•the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
•the impact of recently enacted and future legislation and regulation on our business;
•negative changes in the real estate markets in which we operate and have our primary lending activities, which may result in an unanticipated decline in real estate values in our market area;
•risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
•claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
•expected revenue synergies and cost savings from our recently completed acquisition of Progressive Financial Group, Inc ("PFG") may not be fully realized or may take longer than anticipated to be realized;
•disruption from the merger with customers, suppliers or employees or other business partners’ relationships;
•the risk of successful integration of the PFG's businesses with our business;
•lower than expected revenue following these mergers;
•SmartFinancial’s ability to manage the combined company’s growth following the mergers;
•the dilution caused by SmartFinancial’s issuance of additional shares of its common stock in connection with the PFG merger;
•cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market;
•results of examinations by our primary regulators, the Tennessee Department of Financial Institutions (the “TDFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
•government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;
•our inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
•the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio;
•unanticipated credit deterioration in our loan portfolio or higher than expected loan losses within one or more segments of our loan portfolio;
•unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
•unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;
•changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;

•our ability to retain the services of key personnel; and
•the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

The primary activity of SmartFinancial currently is, and is expected to remain for the foreseeable future, the ownership and operation of SmartBank (the “Bank”). As a bank holding company, SmartFinancial intends to facilitate SmartBank’s ability to serve its customers’ requirements for financial services. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws.

SmartBank

SmartBank is a Tennessee-chartered commercial bank established in 2007 with its principal office in Pigeon Forge, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, consumer loans and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in obligations of the U.S. Government, U.S. Government agencies, and various states and their political subdivisions. In addition to deposits, sources of funds for the Bank’s loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses.  As of March 1, 2020, which includes the merger of Progressive Financial Group, Inc ("PFG"), SmartBank has 35 full-service branches located in East and Middle Tennessee, Alabama, and the Florida panhandle, two loan production offices, and two service centers.

Progressive Merger

On October 29, 2019, the Company along with the Bank entered into an agreement and plan of merger with Progressive Financial Group, Inc. ("PFG"), a Tennessee corporation. The merger was consummated on March 1, 2020, with PFG stockholders receiving stock of the Company. After the merger, original stockholders of SmartFinancial owned approximately 92% of the outstanding common stock of the combined entity on a fully diluted basis while the previous PFG stockholders owned approximately 8%. As of December 31, 2019, PFG reported $295.3 million in consolidated assets, $189.4 million in loans, and $258.9 million in deposits.

Foothills Merger

On June 28, 2018, the Company along with the Bank entered into an agreement and plan of merger with Foothills Bancorp, Inc., a Tennessee corporation and Foothills Bank, a Tennessee-chartered commercial bank and wholly owned subsidiary of Foothills Bancorp. The merger was consummated on November 1, 2018, with Foothills Bancorp stockholders receiving stock of the Company. After the merger, original stockholders of SmartFinancial owned approximately 91% of the outstanding common stock of the combined entity on a fully diluted basis while the previous Foothills Bancorp stockholders owned approximately 9%. The assets and liabilities of Foothills Bancorp, as of the effective date of the merger, were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $7.5 million. As a result of the merger the Company assets increased approximately $218 million and liabilities increased approximately $196 million.

Tennessee Bancshares Merger

On December 12, 2017, the Company along with the Bank entered into an agreement and plan of merger with Tennessee Bancshares, Inc., a Tennessee corporation and Southern Community Bank, a Tennessee-chartered commercial bank and wholly owned subsidiary of Tennessee Bancshares. The merger was consummated on May 1, 2018, with Tennessee Bancshares stockholders receiving stock of the Company. After the merger, original stockholders of SmartFinancial owned approximately 89% of the outstanding common stock of the combined entity on a fully diluted basis while the previous Tennessee Bancshares stockholders owned approximately 11%. The assets and liabilities of Tennessee Bancshares, as of the effective date of the merger, were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $16 million. As a result of the merger the Company assets increased approximately $226 million and liabilities increased approximately $207 million.

Employees

As of December 31, 2019, SmartFinancial and SmartBank had 399 full-time equivalent employees.

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

Competition

We compete in a highly competitive banking and financial services industry. Our profitability depends principally on our ability to effectively compete in the markets in which we conduct business. We expect competition in the industry to continue to increase mainly as a result of the improvement in financial technology used by both existing and new banking and financial services firms. Competition may further intensify as additional companies enter the markets where we conduct business and we enter mature markets in accordance with our expansion strategy.

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

We encounter strong pricing competition in providing our services. Additionally, other banks offer different products or services from those that we provide. The larger national and super-regional banks may have significantly greater lending limits and may offer additional products than we are capable of providing.We attempt to compete successfully with our competitors, regardless of their size, through the selection of banking products and services offered, the level of service provided, the convenience and ability of services, and the degree of expertise and the personal manner in which services are offered.

We attempt to compete successfully with our competitors, regardless of their size, by emphasizing customer service while continuing to provide a wide variety of services.

Supervision and Regulation

We are extensively regulated under federal and state law. The following is a brief summary that does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and SmartBank’s business. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us and

SmartBank, are difficult to predict. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to us or to SmartBank. Changes in applicable laws, regulations or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on our and SmartBank’s business, operations, and earnings.

We, SmartBank, and our nonbank affiliates must undergo regular on-site examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the DIF of the FDIC, and the U.S. banking and financial system rather than holders of our capital stock.

Regulation of the Company

We are registered as a bank holding company with the Federal Reserve under the Bank Holding Company Act, as amended (“BHC Act”). As such, we are subject to comprehensive supervision, and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects bank holding companies, such as the Company, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company. Like all bank holding companies, we are regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits, have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us or our subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and preferred stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock.

Activity Limitations

•Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks
•and certain other activities determined by the Federal Reserve to be closely related to banking. In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

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

Source of Strength Obligations

A bank holding company is required to act as a source of financial and managerial strength to its subsidiary bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as SmartBank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of SmartBank, this agency is the Federal Reserve) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to SmartBank in the event of financial distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of SmartBank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. SmartBank is an FDIC-insured depository institution and thus subject to these requirements.

Acquisitions

The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Tennessee or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the companies in combatting money laundering.

Change in Control

Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, or before acquiring control of any state member bank, such as SmartBank. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

Governance and Financial Reporting Obligations

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and NASDAQ. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities.

Corporate Governance

The Dodd-Frank Act addresses many investor protections, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers.

Incentive Compensation

The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and SmartBank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2019, these rules have not been implemented by the banking agencies. We have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles-that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

Shareholder Say-On-Pay Votes

The Dodd-Frank Act requires public companies to take shareholders’ votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. The say-on-pay, the say-on-parachute and the say-on-frequency votes are explicitly nonbinding and cannot override a decision of our Board of Directors.

Other Regulatory Matters

We are subject to oversight by the SEC, the PCAOB, NASDAQ and various state securities and insurance regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.

Capital Requirements

SmartBank is required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks, are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) signed into law in May 2018 scaled back certain requirements of the Dodd-Frank Act and provided other regulatory relief. Among the provisions of the Economic Growth Act was a requirement that the Federal Reserve raise the asset threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement (“Policy Statement”) to $3 billion. As a result, as of the effective date of that change in 2018, the Company was no longer required to comply with the risk-based capital rules applicable to the Bank as described above. The Federal Reserve may however, require smaller bank holding companies subject to the Policy Statement to maintain certain minimum capital levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

The following is a brief description of the relevant provisions of these capital rules and their potential impact on SmartBank’s capital levels.

SmartBank is subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital and a total capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock and retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies (unless exempt) is 4%.

In addition, effective January 1, 2019, the capital rules required a capital conservation buffer of CET1 of 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Company’s or SmartBank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions.

To be well-capitalized, SmartBank must maintain at least the following capital ratios:

• 6.5% CET1 to risk-weighted assets;
• 8.0% Tier 1 capital to risk-weighted assets;
• 10.0% Total capital to risk-weighted assets; and
• 5.0% leverage ratio.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to SmartBank, the Company’s capital ratios as of December 31, 2019 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

On October 29, 2019, the federal banking agencies issued a final rule to simplify the regulatory capital requirements for eligible banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act (the “Regulatory Relief Act”). A qualifying community banking organization that exceeds the CBLR threshold would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer described above, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations. The Regulatory Relief Act defines a “qualifying community banking organization” as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion. Under the final rule, if a qualifying community banking organization elects to use the CBLR framework, it will be considered “well-capitalized” so long as its CBLR is greater than 9%. The CBLR framework will first be available for banking organizations, such as the Bank, to use in its March 31, 2020 regulatory reports.

In 2019, SmartBank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer. Based on current estimates, we believe that SmartBank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2020. For additional information relating to capital ratios, see Note 15—Regulatory Matters to our audited consolidated financial statements.

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the CECL accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. In June 2016, the FASB issued ASU 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable. For SEC reporting companies with December 31 fiscal-year ends, such as the Company, CECL will become effective beginning with the first quarter of 2023. For additional information relating to CECL, Note 1—Summary of Significant Accounting Policies to our audited consolidated financial statements.

Payment of Dividends

We are a legal entity separate and distinct from SmartBank and our other subsidiaries. The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from SmartBank and our non-bank subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that SmartBank may pay.

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

In addition, we and SmartBank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice. The Federal Reserve has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The Federal Reserve has indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings.

Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

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

Regulation of the Bank

SmartBank, which is a member of the Federal Reserve System, is subject to comprehensive supervision and regulation by the Federal Reserve, and is subject to its regulatory reporting requirements, as well as supervision and regulation by the Tennessee Department of Financial Institutions (“TDFI”). As a member bank of the Federal Reserve System, SmartBank is required to hold stock in its district Federal Reserve Bank in an amount equal to 6% of its capital stock and surplus (half paid to acquire stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded.

The deposits of SmartBank are insured by the FDIC up to applicable limits, and, accordingly, SmartBank is also subject to certain FDIC regulations and the FDIC has backup examination authority and some enforcement powers over SmartBank.

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the type of investments which may be made by Tennessee-chartered banks. Tennessee-chartered banks are also subject to regulation by the TDFI with regard to capital requirements and the payment of dividends.

In addition, as discussed in more detail below, SmartBank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the CFPB. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection law.

Broadly, regulations applicable to SmartBank include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital ratios; the granting of credit under equal and fair conditions; the disclosure of the costs and terms of such credit; requirements to maintain reserves against deposits and loans; limitations on the types of investment that may be made by SmartBank; requirements governing risk management practices; restrictions on the ability of institutions to guarantee its debt; and certain specific accounting requirements on SmartFinancial that may be more restrictive and may result in greater or earlier charges to earnings or reductions in its capital than generally accepted accounting principles.

Transactions with Affiliates and Insiders

SmartBank is subject to restrictions on extensions of credit and certain other transactions between SmartBank and the Company or any nonbank affiliate. Generally, these covered transactions with either the Company or any affiliate are limited to 10% of SmartBank’s capital and surplus, and all such transactions between SmartBank and the Company and all of its nonbank affiliates combined are limited to 20% of SmartBank’s capital and surplus. Loans and other extensions of credit from SmartBank to the Company or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between SmartBank and the Company or any affiliate are required to be on an arm’s length basis.

Federal banking laws also place similar restrictions on certain extensions of credit by insured banks, such as SmartBank, to their directors, executive officers and principal shareholders. Tennessee has adopted the provisions of the Federal Reserve’s Regulation O with respect to restrictions on loans and other extensions of credit to bank “insiders.” Further, under Tennessee law, state banks are prohibited from lending to any one person, firm, or corporation amounts more than 15% of the bank’s equity capital accounts, except, (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples or (ii) with the prior approval of the bank’s board of directors or finance committee (however titled), the bank may make a loan to any person, firm, or corporation of up to 25% of its equity capital accounts.

Reserves

Federal Reserve rules require depository institutions, such as SmartBank, to maintain reserves against their transaction accounts, primarily NOW and regular checking accounts. For 2019, the first $16.3 million of covered balances were exempt from these reserve requirements, aggregate balances between $16.3 million and $124.2 million are were subject to a 3% reserve requirement, and aggregate balances above $124.2 million were subject to a reserve requirement of $3.2 million plus 10% of the amount over $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

FDIC Insurance Assessments and Depositor Preference

SmartBank’s deposits are insured by the FDIC’s DIF up to the limits under applicable law, which currently are set at $250,000 per depositor, per insured bank, for each account ownership category. SmartBank is subject to FDIC assessments for its deposit insurance. The FDIC calculates quarterly deposit insurance assessments based on an institution’s average total consolidated assets less its average tangible equity, and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In addition, in 2019 SmartBank was subject to quarterly assessments by the FDIC to pay interest on Financing Corporation bonds, ending in the first quarter 2019.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company.

Standards for Safety and Soundness

The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Anti-Money Laundering

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act, and its implementing regulations adopted by the FinCEN, a bureau of the U.S. Department of the Treasury, requires financial institutions to establish anti-money laundering programs with minimum standards that include:

•the development of internal policies, procedures, and controls;
•the designation of a compliance officer;
•an ongoing employee training program; and
•an independent audit function to test the programs.

In addition, FinCEN issued rules that became effective on May 11, 2018, that require, subject to certain exclusions and exemptions, covered financial institutions to identify and verify the identity of beneficial owners of legal entity customers.

Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

Economic Sanctions

The OFAC is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

Concentrations in Lending

During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by CRE lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
•Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by CRE due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance

Community Reinvestment Act

SmartBank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The Federal Reserve’s assessment of SmartBank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company. Following the enactment of the Gramm-Leach-Bliley Act (“GLB”), CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become or remain a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. SmartBank has a rating of “Satisfactory” in its most recent CRA evaluation.

Privacy, Credit Reporting, and Data Security

The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators to prescribe standards for the security of consumer information. SmartBank is subject to such standards, as well as standards for notifying customers in the event of a security breach. SmartBank utilizes credit bureau data in underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, and sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act. We are also required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Anti-Tying Restrictions

In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for them on the condition that (1) the customer obtain or provide some additional credit, property, or services from or to the bank or bank holding company or their subsidiaries or (2) the customer not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products. The law also expressly permits banks to engage in other forms of tying and authorizes the Federal Reserve to grant additional exceptions by regulation or order. Also, certain foreign transactions are exempt from the general rule.

Consumer Regulation

Activities of SmartBank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

•limit the interest and other charges collected or contracted for by SmartBank, including rules respecting the terms of credit cards and of debit card overdrafts;
•govern SmartBank’s disclosures of credit terms to consumer borrowers;
•require SmartBank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the communities it serves;
•prohibit SmartBank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
•govern the manner in which SmartBank may collect consumer debts; and
•prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

Mortgage Regulation

The CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act, (the“ATR/QM rule”), which requires lenders to consider, among other things, income, employment status, assets, payment amounts, and credit history before approving a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43%. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, the securitizer of asset-backed securities must retain not less than 5% of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.”

The CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with certain standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs), periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.

Non-Discrimination Policies

SmartBank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

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

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of any underlying property that serves as collateral for such loans may be adversely affected by any reduced demand resulting from higher interest rates. In addition, an increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. If interest rates were to decrease, our yield on our variable rate loans and on our new loans would decrease, reducing our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent third party provider. As of December 31, 2019, SmartFinancial is considered to be in an asset-sensitive position, meaning income is generally expected to increase with an increase in short-term interest rates and, conversely, to decrease with a decrease in short-term interest rates. Based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, if short-term interest rates immediately increased by 200 basis points, we could expect net interest income to increase by approximately $2.5 million over a 12-month period. If short-term interest rates immediately decreased by 200 basis points, we could expect net interest income to decrease by approximately $6.0 million over the next 12-month period.

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

Several U.S. financial institutions have recently experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date, none of these types of attacks have had a material effect on our business or operations. However, no assurances can be provided that we may not suffer from such an attack in the future that may cause us material harm. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm to us.

In addition, we provide our customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. Although we regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cyber security breaches, including firewalls and penetration testing, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminal intent on committing cyber-crime. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the TDFI and to a lesser extent, the FDIC and the CFPB. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations. Proposed legislative and regulatory actions, including changes to financial regulation, may not occur on the timeframe that is expected, or at all, which could result in additional uncertainty for our business.

We are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers. Further, new proposals for legislation continue to be introduced in the U.S. Congress that could change regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the bank holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. As a result, we may not be able to serve existing indebtedness, and such default may require us to declare bankruptcy. Any capital contributions by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and to other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be incurred by us to make a required capital injection to the Bank becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve and the TDFI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, interest rate sensitivity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to the Company could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Changes in U.S. trade policies and other factors beyond the Company's control, including the imposition of tariffs and retaliatory tariffs, may adversely impact its business, financial condition and results of operations.

In recent years, there has been discussion and dialogue regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that the Company's customers import or export, including among others, agricultural products, could cause the prices of its customers' products to increase, which could reduce demand for such products, or reduce its customer margins, and adversely impact their revenues, financial results and ability to service debt. This, in turn, could adversely affect the Company's financial condition and results of operations.

In addition, to the extent changes in the political environment have a negative impact on the Company or on the markets in which the Company operates its business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On November 30, 2018, the United States, Canada and Mexico signed a new trade deal, the U.S.-Mexico-Canada Agreement, to replace the North American Free Trade Agreement, which the President of the United States signed into law on January 29, 2020. The full impact of this agreement on the Company, its customers and on the economic conditions in its geographic markets is currently unknown. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact the Company's and/or its customers' costs, demand for its customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact the Company's business, financial condition and results of operations.

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

As of December 31, 2019, our allowance for loan losses as a percentage of total loans was 0.54% and as a percentage of total nonperforming loans was 305.76%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. Federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our operating results and financial condition.

Our success depends significantly on economic conditions in our market areas.

Unlike larger organizations that are more geographically diversified, our branches are currently concentrated in East and Middle Tennessee, Alabama and the Florida Panhandle. As a result of this geographic concentration, our financial results will depend largely upon economic conditions in these market areas. If the communities in which we operate do not grow or if prevailing economic conditions, locally or nationally, deteriorate, this may have a significant impact on the amount of loans that we originate, the ability of our borrowers to repay these loans and the value of the collateral securing these loans. A return to economic downturn conditions caused by inflation, recession, unemployment, government action, health emergencies, disease pandemics, natural disasters or other factors beyond our control would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would have an adverse effect on our business. In addition, some portions of our target market are in areas which a substantial portion of the economy is dependent upon tourism. The tourism industry tends to be more sensitive than the economy as a whole to changes in unemployment, inflation, wage growth, and other factors which affect consumer’s financial condition and sentiment.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

We experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, internet banks, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in our service area. These competitors often have far greater resources than we do and are able to conduct more extensive and broader marketing efforts to reach both commercial and individual clients. Our competitors may be able to offer more attractive interest rates and other financial terms than we offer or have the ability to offer. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business. We compete with these other financial institutions both in attracting deposits and in making loans. In addition, we must attract our client base from other existing financial institutions and from new residents. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete with an array of financial institutions in our service area. Our ability to compete successfully will depend on a number of factors, including, among other things, our ability to recruit and retain experienced and talented bankers at competitive compensation levels, build and maintain long-term client relationships while ensuring high ethical standards and safe and sound banking practices, compete with the scope, relevance and pricing of the products and services we provide, maintain a competitive level of client satisfaction with our products and services, keep pace with technological advances and invest in new technology, and depend on general economic trend and trends within our industry.

Increased competition could require us to increase the rates that we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Our organic loan growth may be limited by regulatory constraints.

During 2019 many of the regulatory agencies, including ours, increased their focus on the application of an interagency guidance issued in 2006, titled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices.” The 2006 interagency guidance focuses on the risks of high levels of concentration in CRE lending at banking institutions, and specifically addresses two supervisory criteria:

•Construction concentration criterion: Loans for construction, land, and land development (CLD or “construction”) represent 100% or more of a banking institution’s total risk-based capital, commonly referred to as the "100 ratio"
•Total CRE concentration criterion: Total nonowner-occupied CRE loans (including CLD loans), as defined in the 2006 guidance (“total CRE”), represent 300% or more of the institution’s total risk-based capital, and growth in total CRE lending has increased by 50% or more during the previous 36 months, commonly referred to as the "300 ratio"

The guidance states that banking institutions exceeding the concentration levels mentioned in the two supervisory criteria should have in place enhanced credit risk controls, including stress testing of CRE portfolios. The guidance also states that institutions with CRE concentration levels above those specified in the two supervisory criteria may be identified for further supervisory analysis. Under the guidance for every $1 in increased capital only $1 can be leveraged to construction lending and only $3 can be lent to total CRE lending. In comparison $1 of capital can be leveraged into about $10 other types of lending. At the end of 2019 our loan portfolio was below both the 100 and 300 ratio as laid out in the guidance, but given the guidance our ability to grow those loan types could be constrained by the amount we are also able to grow capital.

Changes in accounting standards, including the implementation of Current Expected Credit Loss methodology, could materially affect how we report our financial results.

The Financial Accounting Standards Board adopted a new accounting standard for determining the amount of our allowance for credit losses (ASU 2016-13 Financial Instruments - Credit Losses (Topic 326)) that will be effective for us January 1, 2023, we believe that adoption of ASU 2016-13 will result in an increase to our allowance for loan and lease losses, referred to as Current Expected Credit Loss (“CECL”). Implementation of CECL will require that we determine periodic estimates of lifetime expected future credit losses on loans in the allowance for loan and lease losses in the period when the loans are booked. The ongoing impact of CECL will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Should these factors materially change, we may be required to increase or decrease our allowance for loan and lease losses, decreasing or increasing our net income, and introducing additional volatility into our net income.

We may be alleged to have infringed upon intellectual property rights owned by others, or may be unable to protect our intellectual property.

Competitors or other third parties may allege that we, or consultants or other third parties retained or indemnified by us, infringe on their intellectual property rights. We also may face allegations that our employees have misappropriated intellectual property of their former employers or other third parties. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us may cause us to spend significant amounts to defend the claim (even if we ultimately prevail); to pay significant money damages; to lose significant revenues; to be prohibited from using the relevant systems, processes, technologies or other intellectual property; to cease offering certain products or services or to incur significant license, royalty or technology development expenses. Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such indemnifying party may refuse, or be unable, to uphold its contractual obligations.

Moreover, we rely on a variety of measures to protect our intellectual property and proprietary information, including copyrights, trademarks and controls on access and distribution. These measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage, and in any event, we may be required to litigate to protect our intellectual property and proprietary information from misappropriation or infringement by others, which is expensive, could cause a diversion of resources and may not be successful. Third parties may challenge, invalidate or circumvent our intellectual property, or our intellectual property may not be sufficient to provide us with competitive advantages. In addition, the usage of branding that could be confused with ours could create negative perceptions and risks to our brand and reputation. Our competitors or other third parties may independently design around or develop technology similar to ours or otherwise duplicate our services or products such that we could not assert our intellectual property rights against them. In addition, our contractual arrangements may not effectively prevent disclosure of our intellectual property or confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure.

To the extent that we are unable to identify and consummate attractive acquisitions, or increase loans through organic loan growth, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

A substantial part of our historical growth has been a result of acquisitions and we intend to continue to grow our business through strategic acquisitions of banking franchises coupled with organic loan growth. Previous availability of attractive acquisition targets may not be indicative of future acquisition opportunities, and we may be unable to identify any acquisition targets that meet our investment objectives. To the extent that we are unable to find suitable acquisition candidates, an important component of our strategy may be lost. We also face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions. If we are able to identify attractive acquisition opportunities, we must generally satisfy a number of conditions prior to completing any such transaction, including certain bank regulatory approvals, which have become substantially more difficult, time-consuming and unpredictable as a result of the recent financial crisis. Additionally, any future acquisitions may not produce the revenue, earnings or synergies that we anticipated. As our purchased credit impaired loan portfolio, which produces substantially higher yields than our organic and purchased non-credit impaired loan portfolios, is paid down, we expect downward pressure on our income. If we are unable to replace our purchased credit impaired loans and the related accretion with a significantly higher level of new performing loans and other earning assets due to our inability to identify attractive acquisition opportunities, a decline in loan demand, competition from other financial institutions in our markets, stagnation or continued deterioration of economic conditions, or other conditions, our financial condition and earnings may be adversely affected.

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

Our acquisition activities could involve a number of additional risks, including the risks of:

•incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management's attention being diverted from the operation of our existing business;
•using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;
•incurring time and expense required to integrate the operations and personnel of the combined businesses, creating an adverse short-term effect on results of operations; and
•losing key employees and customers as a result of an acquisition that is poorly received.

Our recent acquisition and future expansion may result in additional risks.

Over the last two years we have completed the acquisitions of Tennessee Bancshares, and Foothills Bancorp. We expect to continue to expand in our current markets and in other select markets through additional branches or through additional acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including the risks detailed below.

Growth. As a result of our merger activity, we may be unable to successfully:

•maintain loan quality in the context of significant loan growth;
•obtain regulatory and other approvals;
•attract sufficient deposits and capital to fund anticipated loan growth;
•maintain adequate common equity and regulatory capital;
•avoid diversion or disruption of our existing operations or management as well as those of the acquired institution;
•maintain adequate management personnel and systems to oversee and support such growth;
•maintain adequate internal audit, loan review and compliance functions; and
•implement additional policies, procedures and operating systems required to support such growth.

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

The merger with Progressive Financial Group, Inc. ("PFG"). The merger with PFG was completed on March 1, 2020, and we have begun the process of integrating PFG with SmartBank. A successful integration of this business with ours will depend substantially on our ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business without encountering difficulties, such as:

•the loss of key employees;
•disruption of operations and business;
•inability to maintain and increase competitive presence;
•loan and deposit attrition, customer loss and revenue loss, including as a result of any decision we may make to close one or more locations;
•possible inconsistencies in standards, control procedures and policies;
•unexpected problems with costs, operations, personnel, technology and credit; and/or
•problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of PFG. Further, we expect that the acquisition will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of this acquisition is subject to a number of uncertainties, including whether we integrate PFG business, including its organizational culture, operations, technologies, services and products, in an efficient and effective manner, our ability to achieve the estimated noninterest expense savings we believe we can achieve, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely affect our business, results of operations and financial condition. Additionally, will make fair value estimates of certain assets and liabilities in recording our acquisition of PFG. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the acquisition. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

We may face risks with respect to future acquisitions.

When we attempt to expand our business through mergers and acquisitions, we seek targets that are culturally similar to us, have experienced management and possess either market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans which are highlighted above, in general acquiring other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions, including, among other things:

•the time and costs associated with identifying and evaluating potential acquisition and merger targets;
•inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;

•the time and costs of evaluating new markets, hiring experienced local management, including as a result of de novo expansion into a market, and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the significant costs of the expansion that we may incur, particularly in the first 12 to 24 months of operations;
•our ability to finance an acquisition and possible dilution to our existing shareholders;
•the diversion of our management’s attention to the negotiation of a transaction and integration of an acquired company’s operations with ours;
•the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;
•entry into new markets where we have limited or no direct prior experience;
•closing delays and increased expenses related to the resolution of lawsuits filed by our shareholders or shareholders of companies we may seek to acquire;
•the inability to receive regulatory approvals timely or at all, including as a result of community objections, or such approvals being restrictively conditional; and
•risks associated with integrating the operations, technologies and personnel of the acquired business.

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

At December 31, 2019, approximately 82% of our loans had real estate as a primary or secondary component of collateral, which includes 12% of our loans secured by construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Real estate values declined significantly during the recent economic crisis and may decline similarly in future periods. Although real estate prices in most of our markets have stabilized or are improving, a renewed decline in real estate values would expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.

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

If a commercial real estate loan did default there would be legal expenses associated with obtaining the real estate which is typically collateral for the loan. In the last several years the amount of these legal expenses has been low, compared to periods when the defaults of commercial real estate loans have been higher. Once we obtain the collateral for the commercial real estate loan it is put into other real estate owned. Other real estate owned assets generally do not produce income but do have the costs associated with the ownership of real estate, principally real estate taxes and maintenance costs. Since these assets have a cost to maintain our goal is to keep costs at a minimum by liquidating the assets as soon as possible. Among other reasons the rate of loan defaults increase as the economy worsens and declining economic environment and political turmoil generally results in downward pressure on foreclosed asset values and increased marketing periods.

Our largest loan relationships currently make up a significant percentage of our total loan portfolio.

As of December 31, 2019, our 10 largest borrowing relationships totaled approximately $154 million in outstanding balances, or approximately 8% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our corporate structure provides for decision-making authority by our regional presidents and banking teams. Our business, financial condition, results of operations and prospects could be negatively affected if our employees do not follow our internal policies or are negligent in their decision-making.

We attract and retain our management talent by empowering them to make certain business decisions on a local level. Lending authorities are assigned to relationship managers, regional presidents and regional credit officers to make credit decisions based on their experience. Additionally, all loans not in full compliance with the bank’s loan policy must be approved by an additional level of authority. Moreover, for decisions that fall outside of the assigned individual authorities at every level, our teams are required to obtain approval from our Officer Loan Committee and/or Directors Loan Committee.  Our local bankers may not follow our internal procedures or otherwise act in our best interests with respect to their decision-making. A failure of our employees to follow our internal policies, or actions taken by our employees that are negligent could have a material adverse effect on our business, financial condition, results of operations and prospects.

Declines in the businesses or industries of our customers could cause increased credit losses and decreased loan balances, which could adversely affect our financial results.

The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could have an adverse effect on our business, financial condition and results of operations. A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans to such businesses. We further anticipate an increase in the amount of loans to small to medium-sized businesses during 2020.

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

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our OREO fair value appraisals.

As of December 31, 2019, we held an OREO balance of $1.8 million. Our OREO portfolio historically has been insignificant, and generally consisted of properties that we obtained through foreclosure or through a deed in lieu of foreclosure. Properties in our OREO portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property is assumed, except when a different disposition strategy is expected. Judgment is required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is shortened during periods of market volatility. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of our OREO properties.

Our use of appraisals in deciding whether to make a loan secured by real property does not ensure the value of the real property collateral.

In considering whether to make a loan secured by real property we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is conducted, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors the value of collateral securing a loan may be less than estimated, and if a default occurs we may not recover the outstanding balance of the loan.

Interest rates on our outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments.

LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.

Our adjustable-rate commercial real estate loans are generally based on the Wall Street Journal Prime Rate (WSJPR) or London Interbank Offered Rate (LIBOR). However, we may not be able to successfully eliminate all loans tied to LIBOR prior to 2022. Even with “fallback” provisions contained within remaining LIBOR tied loans, changes to or the discontinuance of LIBOR could result in customer uncertainty and disputes around how variable rates should be calculated. All of this could result in damage to our reputation, loss of customers and additional costs to us, all of which could be material.

Liquidity risk could impair our ability to fund our operations and jeopardize our financial condition.

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs.

The objective of managing liquidity risk is to ensure that our cash flow requirements resulting from depositor, borrower and other creditor demands as well as our operating cash needs, are met, and that our cost of funding such requirements and needs is reasonable. We maintain an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk. Generally we rely on deposits, repayments of loans and cash flows from our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with Federal Home Loan Bank of Cincinnati (“FHLB Cincinnati”) advances, federal funds purchased and other sources of short-term and long-term borrowings, to make loans, acquire investment securities and other assets and to fund continuing operations.

An inability to maintain or raise funds in amounts necessary to meet our liquidity needs could have a substantial negative effect, individually or collectively, on SmartFinancial and SmartBank’s liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation or any other decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets, cause our regulators to criticize our operations and have a material adverse effect on our results of operations or financial condition.

Deposit levels may be affected by a number of factors, including demands by customers, rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, prolonged government shutdowns and other factors. Furthermore, loans generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB Cincinnati advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets.

We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. If we are unable to access any of these secondary funding sources when needed, we might be unable to meet our customers’ or creditors’ needs, which would adversely affect our financial condition, results of operations, and liquidity.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, or instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

We face additional risks due to our increase in mortgage banking activities that have and could negatively impact our net income and profitability.

We have established mortgage banking operations which expose us to risks that are different from our retail and commercial banking operations. During higher and rising interest rate environments, the demand for mortgage loans and the level of refinancing activity tends to decline, which can lead to reduced volumes of business and lower revenues, which could negatively impact our earnings. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. Because we sell a portion of the mortgage loans we originate, the profitability of our mortgage banking operations also depends in large part on our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (a) the existence of an active secondary market and (b) our ability to profitably sell loans into that market. Profitability of our mortgage operations will depend upon our ability to increase production and thus income while holding or reducing costs. In addition, mortgages sold to third-party investors are typically subject to certain repurchase provisions related to borrower refinancing, defaults, fraud or other reasons stipulated in the applicable third-party investor agreements. If the fair value of a loan when repurchased is less than the fair value when sold, we may be required to charge such shortfall to earnings.

Any expansion into new lines of business might not be successful.

As part of our ongoing strategic plan, we will continue to consider expansion into new lines of business through the acquisition of third parties, or through organic growth and development. There are substantial risks associated with such efforts, including risks that (a) revenues from such activities might not be sufficient to offset the development, compliance, and other implementation costs, (b) competing products and services and shifting market preferences might affect the profitability of such activities, (c) regulatory compliance obligations prevent the success of a new line of business, and (d) our internal controls might be inadequate to manage the risks associated with new activities. Furthermore, it is possible that our unfamiliarity with new lines of business might adversely affect the success of such actions. If any such expansions into new product markets are not successful, there could be an adverse effect on our financial condition and results of operations.

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

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage or to the extent that we incur civil money penalties that are not covered by insurance, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

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

We have assembled a senior management team which has substantial background and experience in banking and financial services. Moreover, much of historical loan growth was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations as discussed in “Part 1 – Item 1. Business – Supervision and Regulation – Regulation of the Company – Incentive Compensation.” Inability to retain these key personnel or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals' skills and customer relationships and/or the potential difficulty of promptly replacing them. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings.

Employee misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in fraudulent, illegal, wrongful or suspicious activities, and/or activities resulting in consumer harm that adversely affects our customers and/or our business. The precautions we take to detect and prevent such misconduct may not always be effective and regulatory sanctions and/or penalties, serious harm to our reputation, financial condition, customer relationships and ability to attract new customers. In addition, improper use or disclosure of confidential information by our employees, even if inadvertent, could result in serious harm to our reputation, financial condition and current and future business relationships. The precautions we take to detect and prevent such misconduct may not always be effective.

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

As of December 31, 2019, we had $77.2 million of goodwill and other intangible assets. A significant decline in our financial condition, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our financial condition and results of operations. Future acquisitions could result in additional goodwill.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance.

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

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay. For example, the Federal Reserve could decide at any time that paying any dividends on our common stock could be an unsafe or unsound banking practice. For a discussion of current regulatory limits on our ability to pay dividends, see “Part I – Item 1. Business – Supervision and Regulation – Regulation of the Company – Payment of Dividends” in this Report for further information.

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

The market price of our common stock may fluctuate in the future. These fluctuations may be unrelated to our performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

We may issue additional shares of stock or equity derivative securities, including awards to current and future executive officers, directors and employees, which could result in the dilution of shareholders’ investment.

Our authorized capital includes 40,000,000 shares of common stock and 2,000,000 shares of preferred stock. As of December 31, 2019, we had 14,008,233 shares of common stock and no shares of preferred stock outstanding, and had reserved or otherwise set aside for issuance 136,658 shares underlying outstanding options and 1,916,507 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. Subject to NASDAQ rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of common stock or preferred stock for any corporate purpose. We anticipate that we will issue additional equity in connection with the acquisition of other strategic partners and that in the future we likely will seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the common stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

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

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and time desired.

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•actual or anticipated variations in our quarterly results of operations;
•recommendations by securities analysts;
•operating and stock price performance of other companies that investors deem comparable to us;
•news reports relating to trends, concerns and other issues in the financial services industry generally;
•perceptions in the marketplace regarding us and/or our competitors;
•fluctuations in the stock price and operating results of our competitors;
•domestic and international economic factors unrelated to our performance;
•general market conditions and, in particular, developments related to market conditions for the financial services industry;
•new technology used, or services offered, by competitors; and
•changes in government regulations.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described herein, and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

If equity research analysts do not publish research or reports about our business, or if they do publish such reports but issue unfavorable commentary or downgrade our common stock the price and trading volume of our common stock could decline.

The trading market for our common stock could be affected by whether equity research analysts publish research or reports about us and our business. We cannot predict at this time whether any research analysts will publish research and reports on us and our common stock. If one or more equity analysts do cover us and our common stock and publish research reports about us, the price of our stock could decline if one or more securities analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.
If any of the analysts who elect to cover us downgrades our stock, our stock price could decline rapidly. If any of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Although there are currently no shares of our preferred stock issued and outstanding, our articles of incorporation authorize us to issue up to 2 million shares of one or more series of preferred stock. Our board of directors also has the power, without shareholder approval (subject to Nasdaq shareholder approval rules), to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our shareholders (subject to Nasdaq hareholder approval rules) may impede a takeover of us and prevent a transaction perceived to be favorable to our shareholders.

We have the ability to incur debt and pledge our assets, including our stock in the Bank, to secure that debt.

We have the ability to incur debt and pledge our assets to secure that debt. Absent special and unusual circumstances, a holder of indebtedness for borrowed money has rights that are superior to those of holders of common stock. For example, interest must be paid to the lender before dividends can be paid to the shareholders, and loans must be paid off before any assets can be distributed to shareholders if we were to liquidate. Furthermore, we would have to make principal and interest payments on our indebtedness, which could reduce our profitability or result in net losses on a consolidated basis even if the Bank were profitable.

There are substantial regulatory limitations on changes of control of bank holding companies.

We are a bank holding company regulated by the Federal Reserve. Subject to certain exceptions, the Change in Bank Control Act of 1978, as amended (“CIBCA”), and its implementing regulations require that any individual or company acquiring “control” of a bank or bank holding company, either directly or indirectly, give the Federal Reserve 60 days’ prior written notice of the proposed acquisition. If within that time period the Federal Reserve has not issued a notice disapproving the proposed acquisition, extended the period for an additional period up to 90 days or requested additional information, the acquisition may proceed. An acquisition may be made before expiration of the disapproval period if the Federal Reserve issues written notice that it intends not to disapprove the acquisition. Acquisition of 25% or more of any class of voting securities constitutes control, and it is generally presumed for purposes of the CIBCA that the acquisition of 10% or more of any class of voting securities would constitute the acquisition of control, although such a presumption of control may be rebutted.

Also, under the CIBCA, the shareholdings of individuals and companies that are deemed to be “acting in concert” would be aggregated for purposes of determining whether such holders “control” a bank or bank holding company. “Acting in concert” under the CIBCA generally means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a bank holding company, whether or not pursuant to an express agreement. The manner in which this definition is applied in individual circumstances can vary and cannot always be predicted with certainty. Many factors can lead to a rebuttable presumption of acting in concert, including where: (i) the shareholders are commonly controlled or managed; (ii) the shareholders are parties to an oral or written agreement or understanding regarding the acquisition, voting or transfer of control of voting securities of a bank or bank holding company; (iii) the shareholders are immediate family members; or (iv) both a shareholder and a controlling shareholder, partner, trustee or management official of such shareholder own equity in the bank or bank holding company.

Furthermore, under the Bank Holding Company Act of 1956, as amended (“BHCA”) and its implementing regulations, and subject to certain exceptions, any company would be required to obtain Federal Reserve approval prior to obtaining control of a bank or bank holding company. Control under the BHCA exists where a company acquires 25% or more of any class of voting securities, has the ability to elect a majority of a bank holding company’s directors, is found to exercise a “controlling influence” over a bank or bank holding company’s management and policies, and in certain other circumstances. There is a presumption of non-control for any holder of less than 5% of any class of voting securities. Regulatory determination of “control” of a depository institution or holding company, under either the BHCA or CIBCA, is based on all of the relevant facts and circumstances. Potential investors are advised to consult with their legal counsel regarding the applicable regulations and requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The headquarters of SmartFinancial is located at 5401 Kingston Pike, #600, Knoxville, Tennessee 37919. This property is owned by SmartBank and also serves as a branch location for the Bank’s customers. As of March 1, 2020, which includes the merger of PFG, the Bank has 35 full service branches, two loan production offices and two operation centers for a total of 39 locations, of which 28 are owned and 11 that are leased. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company’s premises, equipment and lease commitments, see Note 5—Premises and Equipment to our audited consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

As of the end of 2019, neither SmartFinancial nor SmartBank was involved in any material litigation. SmartBank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against SmartFinancial or its subsidiary are without merit or that the ultimate liability, if any, resulting from them will not materially affect SmartBank’s financial condition or SmartFinancial’s consolidated financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

SmartFinancial’s common stock is listed on the Nasdaq Capital Market under the symbol “SMBK”.

As of March 6, 2020, there were approximately 2,166 holders of record of SmartFinancial’s common stock and 15,337,750 shares outstanding.

Dividends from SmartBank are the Company’s primary source of funds to pay dividends on its common stock. Additional information regarding restrictions on the ability of SmartBank to pay dividends to the Company and for the Company to pay dividends to its shareholders is contained in “Part I – Item 1. Business – Supervision and Regulation – Payment of Dividends”.

Equity Compensation Plan Information

For information relating to compensation plans under which our equity securities are authorized for issuance, see Part III Items 11 and 12.

Issuer Purchases of Equity Securities

During the fourth quarter of 2018 the Board of Directors of SmartFinancial approved a common stock repurchase program that authorized the Company to repurchase up to $10 million of its common stock. The program allows the Company to repurchase its common shares in the open market, by block purchase, in privately negotiated transactions, or as otherwise determined by the Company in one or more transactions. There were no shares purchased under this program in 2019.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of our operations for the years ended December 31, 2019 and 2018 and our results of operations for each of the years in the three-year period ended December 31, 2019. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Forward-Looking Statements” and “Risk Factors” sections of this Annual Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Business Overview

We are a bank holding company that was incorporated on September 19, 1983 under the laws of the State of Tennessee, and operate primarily through our wholly-owned bank subsidiary, SmartBank. SmartBank provides a comprehensive suite of commercial and consumer banking services to clients through 35 full-service bank branches and two loan production offices in select markets in East and Middle Tennessee, Alabama and the Florida Panhandle.

While we offer a wide range of commercial banking services, we focus on making loans secured primarily by commercial real estate and other types of secured and unsecured commercial loans to small and medium-sized businesses in a number of industries, as well as loans to individuals for a variety of purposes. Our principal sources of funds for loans and investing in securities are deposits and, to a lesser extent, borrowings. We offer a broad range of deposit products, including checking (“NOW”), savings, money market accounts and certificates of deposit. We actively pursue business relationships by utilizing the business contacts of our senior management, other bank officers and our directors, thereby capitalizing on our knowledge of our local market areas.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during 2019:

•Earnings available to common shareholders increased to $26.5 million and earnings per share increased to $1.90.
•Ended 2019 with record high total assets of $2.4 billion, net loans of $1.9 billion, and deposits of $2.0 billion.
•Recorded a $6.4 million merger termination fee in noninterest income from the termination of the Entegra merger.
•Efficiency ratio, which is equal to noninterest expense divided by the sum of net interest income and noninterest income, decreased to 63.7% in 2019, compared to 70.8% in 2018.
•Initiation of a quarterly dividend in the fourth quarter of 2019.
•Signed Agreement and Plan of Merger for the acquisition of Progressive Financial Group, Inc. ("PFG") on October 29, 2019, which was subsequently completed on March 1, 2020.

Analysis of Results of Operations

2019 compared to 2018

Net income was $26.5 million in 2019, compared to $18.1 million in 2018. Net income available to common shareholders was $26.5 million, or $1.89 per diluted common share, in 2019, compared to $18.1 million, or $1.45 per diluted common share, in 2018. The net interest margin, taxable equivalent, for 2019 was 3.95% compared to 4.43% for 2018. Noninterest income to average assets increased from 0.34% in 2018, to 0.65% in 2019, primarily due to the $6.4 million termination fee from the termination of the Entegra merger. Noninterest expense to average assets decreased from 3.00% in 2018 to 2.70% in 2019 as the Company continued to capture economies of scale following the mergers with Foothills Bancorp, Inc. (“Foothills”) and Tennessee Bancshares, Inc. (“Tennessee Bancshares”). Income tax expense was $6.9 million in 2019 with an effective tax rate of 20.6%, compared to $3.2 million in 2018 with an effective tax rate of 15.2%.

2018 compared to 2017

Net income was $18.1 million in 2018, compared to $5.0 million in 2017. Net income available to common shareholders was $18.1 million, or $1.45 per diluted common share, in 2018, compared to $4.8 million, or $0.55 per diluted common share, in 2017. The net interest margin, taxable equivalent, was 4.43% in 2018, compared to 4.29% in 2017, with the increase due to higher yields on earning assets. Noninterest income to average assets decreased from 0.42% in 2017 to 0.34% in 2018 as growth in assets exceeded increases in noninterest income. Noninterest expense to average assets decreased from 3.29% in 2017 to 3.00% in 2018 as the Company continued to capture economies of scale following the mergers with Foothills and Tennessee Bancshares. The resulting pretax income to average assets was 1.19% in 2018 compared to 1.00% in 2017. Finally, in 2018 the effective tax rate was 15.2%, which was lower than normal due to a tax benefit from options exercised in 2018 in 2017 the rate was 56.2% due to a $2.4 million after-tax charge to write down the Company's deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017.

Net Interest Income and Yield Analysis

2019 compared to 2018

The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). We seek to maximize net interest income without exposing the Company to an excessive level of interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities. Our net interest margin is also adversely impacted by the reversal of interest on nonaccrual loans and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments.

Net interest income, taxable equivalent, increased to $84.3 million in 2019 from $76.8 million in 2018. The increase in net interest income, taxable equivalent, was the result of a significant increase in earning assets primarily from the mergers with Foothills and Tennessee Bancshares but also from organic growth. Average earning assets increased from $1.7 billion in 2018 to $2.1 billion in 2019. Over this period, average loan balances increased by $329.1 million and average securities balances decreased by $23.1 million. In addition, total average interest-bearing deposits increased by $238.8 million. Net interest margin, taxable equivalent, was 3.95% in 2019, compared to 4.43% in 2018, with the decrease due to lower yields on earning assets from 5.32% in 2018 to 5.10% in 2019 an increase cost of interest bearing liabilities from 1.10% in 2018 to 1.46% in 2019.

2018 compared to 2017

Net interest income, taxable equivalent, increased to $76.8 million in 2018 from $46.4 million in 2017. The increase in net interest income, taxable equivalent, was the result of a significant increase in earning assets primarily from the mergers but also from organic business activity. Average earning assets increased from $1.1 billion in 2017 to $1.7 billion in 2018. Over this period, average loan balances increased by $592.1 million and average securities balances increased by $33.0 million. In addition, total average interest-bearing deposits increased by $543.1 million. Net interest margin, taxable equivalent, was 4.43% in 2018, compared to 4.29% in 2017, with the increase due to higher yields on earning assets. Net interest margin, taxable equivalent, was slightly negatively impacted by an increase in the cost of interest bearing liabilities from 0.66% in 2017 to 1.10 percent in 2018.

Summary of Average Balances, Interest and Rates

The following table presents, for the periods indicated, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	2019			2018			2017
(Dollars in thousands)	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets
Loans[1]	$1,840,821	$101,002	5.49%	$1,511,724	$86,479	5.72%	$919,603	$48,834	5.31%
Taxable Securities	129,705	3,289	2.54%	143,281	3,512	2.46%	123,741	2,369	1.92%
Tax-exempt securities[2]	56,458	1,972	3.49%	19,734	767	3.90%	6,260	214	3.43%
Federal funds and other earning assets	110,380	2,646	2.40%	65,244	1,642	2.52%	36,754	723	1.97%
Total interest-earning assets	2,137,364	108,909	5.10%	1,739,983	92,400	5.32%	1,086,358	52,140	4.81%
Noninterest-earning assets	201,976			222,734			102,231
Total assets	$2,339,340			$1,962,717			$1,188,589

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$333,100	1,883	0.57%	$242,859	1,290	0.53%	$166,382	539	0.32%
Money market and savings deposits	651,855	7,827	1.20%	601,808	5,579	0.93%	342,637	1,759	0.51%
Time deposits	635,451	12,205	1.92%	536,964	7,419	1.39%	329,524	3,221	0.98%
Total interest-bearing deposits	1,620,406	21,915	1.35%	1,381,631	14,288	1.04%	838,543	5,519	0.66%
Securities sold under agreement to repurchase	6,750	23	0.34%	15,046	45	0.30%	19,850	62	0.31%
Federal funds purchased and other borrowings	14,776	296	2.00%	17,806	630	3.55%	4,880	112	2.30%
Subordinated debt	39,216	2,341	5.97%	9,822	603	6.16%	—	—	—%
Total interest-bearing liabilities	1,681,148	24,575	1.46%	1,424,305	15,566	1.10%	863,273	5,693	0.66%
Noninterest-bearing deposits	343,611			285,729			172,842
Other liabilities	15,852			10,172			6,670
Total liabilities	2,040,611			1,720,266			1,042,785
Stockholders’ equity	298,729			242,451			145,804
Total liabilities and stockholders’ equity	$2,339,340			$1,962,717			$1,188,589
Net interest income, taxable equivalent		$84,334			$76,834			$46,447
Interest rate spread[3]			3.64%			4.22%			4.15%
Tax equivalent net interest margin[4]			3.95%			4.43%			4.29%

Percentage of average interest-earning assets to average interest-bearing liabilities			127.14%			122.16%			125.84%
Percentage of average equity to average assets			12.77%			12.35%			12.27%

(1)Loans include nonaccrual loans. Loan fees included in loan income was $3.2 million, $2.7 million, and $2.5 million for 2019, 2018 and 2017, respectively.
(2)Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0% in 2019 and 2018 and 34.0% in 2017. The taxable-equivalent adjustment was $454 thousand, $180 thousand and $90 thousand for 2019, 2018 and 2017, respectively.
(3)Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)Net interest margin, tax equilivent, represents net interest income divided by average interest-earning assets.

Rate and Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates.Net interest income, taxable equivalent, increased by $7.5 million between the years ended December 31, 2019 and 2018 and by $30.4 million between the years ended December 31, 2018 and 2017. The following is an analysis of the changes in net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2019 Compared to 2018 Increase (decrease) due to			2018 Compared to 2017 Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans[1]	$(4,301)	$18,824	$14,523	$6,203	$31,442	$37,645
Taxable Securities	111	(334)	(223)	768	375	1,143
Tax-exempt securities[2]	(227)	1,432	1,205	91	462	553
Federal funds and other earning assets	(133)	1,137	1,004	358	561	919
Total interest-earning assets	(4,550)	21,059	16,509	7,420	32,840	40,260

Interest-bearing demand deposits	115	478	593	506	245	751
Money market and savings deposits	1,783	465	2,248	2,498	1,322	3,820
Time deposits	3,417	1,369	4,786	2,165	2,033	4,198
Total interest-bearing deposits	5,315	2,312	7,627	5,169	3,600	8,769
Federal funds purchased and other borrowings	3	(25)	(22)	(2)	(15)	(17)
Federal Home Loan Bank advances	(226)	(108)	(334)	221	297	518
Long-term debt	(73)	1,811	1,738	603	—	603
Total interest-bearing liabilities	5,019	3,990	9,009	5,991	3,882	9,873

Net interest income	$(9,569)	$17,069	$7,500	$1,429	$28,958	$30,387

(1)Loans include nonaccrual loans. Loan fees included in loan income was $3.2 million, $2.7 million, and $2.5 million for 2019, 2018 and 2017, respectively.
(2)Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of of 21.0% in 2018 and 34.0% in 2017 and 2016. The taxable-equivalent adjustment was $454 thousand, $180 thousand and $90 thousand for 2019, 2018 and 2017, respectively.

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

Noninterest Income

Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated service charges on deposit accounts and mortgage banking fees.

The following table provides a summary of noninterest income for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2019	2018	2017
Service charges on deposit accounts	$2,902	$2,416	$1,374
Gain (loss) on sale of securities, net	34	1	144
Mortgage banking	1,566	1,433	1,276
Interchange and debit card transaction fees	628	573	952
Merger termination fee	6,400	—	—
Other	3,785	2,161	1,281
Total noninterest income	$15,315	$6,584	$5,027

2019 compared to 2018

Noninterest income totaled $15.3 million in 2019, which was an increase from $6.6 million in 2018. Noninterest income to average assets of 0.65% increased from 0.34% in 2018 primarily due to the $6.4 million merger termination fee we received in connection with the termination of the Entegra merger in the second quarter of 2019. In addition, the Company had increases in services charges on deposit accounts of $486 thousand, mortgage banking fees of $133 thousand and other income of $1.6 million in 2019. The increase in other noninterest income is primarily due to an increase in wealth income of $557 thousand and a one-time payment received from the Alabama Department of Economic and Community Affairs ("ADECA"). ADECA was a program that guaranteed 50% of a loan's obligation for loans approved and originated through the program. In September 2019, the ADECA program was dissolved and total proceeds of $1.2 million was received in October 2019, of which $720 thousand was recorded as noninterest income, and the remainder of the proceeds were held in reserve for potential future losses on specific identified loans that were covered in the program.

2018 compared to 2017

Noninterest income totaled $6.6 million in 2018, which was an increase from $5.0 million in 2017. Noninterest income to average assets of 0.34% decreased from 0.42% in 2017. Primarily due to a change in the accounting treatment of interchange and debit card transaction fees, which starting in 2018 were shown net of direct costs. In 2018, there were gains of $1.4 million on the sale of mortgage loans, SBA loans and other assets compared to $1.3 million in 2017. Other noninterest income of $2.2 million in 2018 increased from $1.3 million in 2017 primarily due to higher income from bank owned life insurance and higher income from investment operations.

Noninterest Expense

The following table provides a summary of noninterest expense for the periods presented.

	Year ended December 31,
(Dollars in thousands)	2019	2018	2017
Salaries and employee benefits	$36,635	$30,630	$20,743
Occupancy and equipment	6,716	6,303	4,271
FDIC insurance	140	786	466
Other real estate and loan related expenses	1,320	2,913	132
Advertising and marketing	983	873	638
Data processing	1,995	1,906	1,875
Professional services	2,375	2,694	2,085
Amortization of intangibles	1,368	976	346
Software as services contracts	2,195	2,054	1,398
Merger related and restructuring expenses	3,219	3,781	2,417
Other	6,205	6,041	4,759
Total noninterest expense	$63,151	$58,957	$39,130

2019 compared to 2018

Noninterest expense totaled $63.2 million in 2019 compared to $59.0 million in 2018. Noninterest expense to average assets decreased from 3.00% in 2018 to 2.70% in 2019. Salaries and employee benefits, occupancy and equipment, and other noninterest expense categories in 2019 were all higher primarily as a result of a full year of post-merger expenses from the mergers in 2018 and to the lessor extent, the increased hiring of talented associates during 2019.

2018 compared to 2017

Noninterest expense totaled $59.0 million in 2018 compared to $39.1 million in 2017. Noninterest expense to average assets decreased from 3.29% in 2017 to 3.00% in 2018. Salaries and employee benefits, occupancy and equipment, and other noninterest expense categories in 2018 were all higher as a result of post-merger expenses including ten additional months of Capstone expenses, seven additional months of Tennessee Bancshares expenses, and two additional months of Foothills expenses.

Income Taxes

2019 compared to 2018

In 2019, income tax expense totaled $6.9 million compared to $3.2 million in 2018. In 2019 the effective tax rate was 20.6%, which was lower than normal due to a tax benefit of $1.1 million associated with a program the State of Tennessee manages for community investment loans. The Bank strategically originated loans in this program to reduce its 2019 tax liability. In 2018 the effective tax rate was 15.2%, which was also lower than normal due to a tax benefit from options exercised in the prior period.

2018 compared to 2017

In 2018, income tax expense totaled $3.2 million compared to $6.4 million in 2017. In 2018 the effective tax rate was 15.2%, which was lower than normal due to a tax benefit from options exercised in the prior period while the rate of 56.2% in 2017 was elevated due to a $2.4 million after-tax charge to write down the Company's deferred tax assets as a result of the Tax Cuts and Jobs Act of 2017.

Loan Portfolio Composition

Our loans represent the largest portion of our earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. The Company had total net loans outstanding, including organic and purchased loans, of approximately $1.9 billion at December 31, 2019 and $1.8 billion at December 31, 2018. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio. We do not generally originate traditional long-term residential mortgages for our portfolio but we do originate and hold traditional second mortgage residential real estate loans, adjustable rate mortgages and home equity lines of credit. Even if the principal purpose of the loan is not to finance real estate, when reasonable, we attempt to obtain a security interest in the real estate in addition to any other available collateral to increase the likelihood of ultimate repayment or collection of the loan.

Organic Loans

Our net organic loans increased $366.8 million, or 31.9%, to $1.5 billion at December 31, 2019, compared to December 31, 2018. This increase was primarily as a result of organic growth throughout our footprint. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets. In addition, continued training and recruiting of experienced loan officers has provided us with the opportunity to close larger and more complex deals than we historically have. Organic loans include loans which were originally purchased non-credit impaired loans but have been renewed.

Purchased Loans

Purchased non-credit impaired loans of $349.0 million at December 31, 2019 decreased by $235.4 million from December 31, 2018 as a result of contractual paydowns and payoff of loans. Also during 2019, our purchased credit impaired (“PCI”) loans decreased by $7.3 million to $26.8 million at December 31, 2019.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	2019
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$705,691	$184,360	$15,255	$905,306	47.6%
Consumer real estate-mortgage	301,771	115,026	6,541	423,338	22.2%
Construction and land development	210,421	12,747	4,458	227,626	12.0%
Commercial and industrial	306,521	30,147	407	337,075	17.7%
Consumer and other	2,817	6,760	326	9,903	0.5%
Total gross loans receivable, net of deferred fees	1,527,221	349,040	26,987	1,903,248	100.0%
Allowance for loan losses	(10,087)	—	(156)	(10,243)
Total loans, net	$1,517,134	$349,040	$26,831	$1,893,005

	2018
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$555,914	$286,431	$17,682	$860,027	48.4%
Consumer real estate-mortgage	224,958	173,584	8,712	407,254	22.9%
Construction and land development	134,232	49,061	4,602	187,895	10.6%
Commercial and industrial	234,877	70,820	2,557	308,254	17.3%
Consumer and other	8,627	4,577	605	13,809	0.8%
Total gross loans receivable, net of deferred fees	1,158,608	584,473	34,158	1,777,239	100.0%
Allowance for loan losses	(8,275)	—	—	(8,275)
Total loans, net	$1,150,333	$584,473	$34,158	$1,768,964

	2017
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$387,313	$237,772	$17,903	$642,988	48.6%
Consumer real estate-mortgage	173,988	112,019	7,450	293,457	22.2%
Construction and land development	97,116	33,173	5,120	135,409	10.2%
Commercial and industrial	135,271	101,958	858	238,087	18.0%
Consumer and other	5,925	5,929	1,463	13,317	1.0%
Total gross loans receivable, net of deferred fees	799,613	490,851	32,794	1,323,258	100.0%
Allowance for loan losses	(5,844)	—	(16)	(5,860)
Total loans, net	$793,769	$490,851	$32,778	$1,317,398

	2016
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$297,689	$102,576	$14,943	$415,208	51.0%
Consumer real estate-mortgage	135,923	42,875	9,004	187,802	23.1%
Construction and land development	108,390	7,801	1,678	117,869	14.5%
Commercial and industrial	68,235	15,219	1,568	85,022	10.5%
Consumer and other	6,786	689	—	7,475	0.9%
Total gross loans receivable, net of deferred fees	617,023	169,160	27,193	813,376	100.0%
Allowance for loan losses	(5,105)	—	—	(5,105)
Total loans, net	$611,918	$169,160	$27,193	$808,271

	2015
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$229,203	$120,524	$20,050	$369,777	50.8%
Consumer real estate-mortgage	95,233	53,697	12,764	161,694	22.2%
Construction and land development	73,028	29,755	2,695	105,478	14.5%
Commercial and industrial	53,761	28,422	2,768	84,951	11.7%
Consumer and other	4,692	1,123	—	5,815	0.8%
Total gross loans receivable, net of deferred fees	455,917	233,521	38,277	727,715	100.0%
Allowance for loan losses	(4,354)	—	—	(4,354)
Total loans, net	$451,563	$233,521	$38,277	$723,361

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year (dollars in thousands).

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$110,682	$431,498	$363,126	$905,306	$597,479	$197,146
Consumer real estate-mortgage	40,731	174,928	207,679	423,338	133,332	180,911
Construction and land development	63,033	99,844	64,749	227,626	80,511	84,082
Commercial and industrial	90,617	179,730	66,728	337,075	211,574	34,884
Consumer and other	4,354	5,410	139	9,903	5,436	114
Total Loans	$309,417	$891,410	$702,421	$1,903,248	$1,096,694	$497,137

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

PCI loans with common risk characteristics are grouped in pools at acquisition and performance is based on our ability to reasonably estimate the amount and timing of future cash flows rather than a borrower's ability to repay contractual loan amounts. Since we are able to reasonably estimate the amount and timing of future cash flows on the Company's PCI loan pools, none of these loans have been identified as nonaccrual.

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

Assets acquired as a result of foreclosure are recorded at estimated fair value in other real estate owned. Any excess of cost over estimated fair value at the time of foreclosure is charged to the allowance for loan losses. Valuations are periodically performed on these properties, and any subsequent write-downs are charged to earnings. Routine maintenance and other holding costs are included in noninterest expense.

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

Nonperforming loans as a percentage of gross loans, net of deferred fees, was 0.18% as of December 31, 2019 and 2018. Total nonperforming assets as a percentage of total assets as of December 31, 2019 totaled 0.21% compared to 0.25% as of December 31, 2018. PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets. In 2019, there was $78 thousand in interest income recognized on nonaccrual and restructured loans compared to the $159 thousand in gross interest income that would have been recognized if the loans had been current in accordance with their original terms.

The following table summarizes the Company's nonperforming assets as of December 31 for the periods presented (dollars in thousands):

	2019	2018	2017	2016	2015
Nonaccrual loans	$2,743	$2,696	$1,764	$1,415	$2,252
Accruing loans past due 90 days or more	607	584	1,509	699	502
Total nonperforming loans	3,350	3,280	3,273	2,114	2,754
Other real estate owned	1,757	2,495	3,254	2,386	5,358
Total nonperforming assets	$5,107	$5,775	$6,527	$4,500	$8,112
Restructured loans not included above	$61	$116	$41	$166	$3,693

Potential Problem Loans

At December 31, 2019 problem loans amounted to approximately $533 thousand or 0.03% of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank's primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

The allowance for loan losses is an estimate of probable incurred losses in the loan portfolio. Loans are charged-off against the allowance when management believes a loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management’s methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and the formula driven allowances on pools of loans with similar risk characteristics. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of December 31, 2019 and December 31, 2018, our allowance for loan losses was $10.2 million and $8.3 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in 2019 as compared to 2018 is primarily the result of increases in organic loan growth offset slightly by improving overall credit metrics within our portfolio. Our allowance for loan loss as a percentage of total loans has increased from 0.47% at December 31, 2018 to 0.54% at December 31, 2019. This increase is primarily driven by acquired non-credit impaired loans being renewed or refinanced and included in our organic loan growth. As a percentage of organic loans the allowance for loan losses decreased slightly from 0.71% at December 31, 2018 to 0.67% at December 31, 2019. This decrease is primarily due to a lower loan loss rate and qualitative factors.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. At December 31, 2019, the remaining accretable yield was approximately $8.5 million. Also at the end of 2019, the balance on PCI loans was $38.4 million and the carrying value was $27.0 million, for a net difference of $11.4 million in discounts. These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount to determine if additional provisioning should be recognized. At December 31, 2019, there was $156 thousand allowance on PCI loans. The judgments and estimates associated with our allowance determination are described in Note 1 in the “Notes to Consolidated Financial Statements.”

The following table sets forth, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$4,508	44.1%	$3,639	44.0%	$2,465	42.1%	$2,369	46.4%	$1,906	43.8%
Consumer real estate-mortgage	2,576	25.1%	1,789	21.6%	1,596	27.2%	1,382	27.1%	1,015	23.3%
Construction and land development	1,127	11.0%	795	9.6%	521	8.9%	717	14.0%	627	14.4%
Commercial and industrial	1,957	19.1%	1,746	21.1%	1,062	18.1%	520	10.2%	777	17.8%
Consumer and other	75	0.7%	306	3.7%	216	3.7%	117	2.3%	29	0.7%
Total allowance for loan losses	$10,243	100.0%	$8,275	100.0%	$5,860	100.0%	$5,105	100.0%	$4,354	100.0%

The increase in the overall allowance for loan losses is due to the increased balance of organic loans. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans were approximately $475 thousand at December 31, 2019, compared to $534 thousand at December 31, 2018. Additional information on the allocation of the allowance between performing and impaired loans is provided in Note 4-Loans and Allowance for Loan Losses to our audited consolidated financial statements.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for each of the years in the five-year period ended December 31, 2019 and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	2019	2018	2017	2016	2015
Balance at beginning of period	$8,275	$5,860	$5,105	$4,354	$3,880
Provision for loan losses	2,599	2,936	783	788	923
Charged-off loans:
Commercial real estate	(36)	(38)	—	—	(95)
Consumer real estate	(4)	(275)	(111)	(102)	(247)
Construction and land development	—	—	—	(14)	(50)
Commercial and industrial	(659)	(177)	(24)	(35)	—
Consumer and other	(344)	(370)	(141)	(155)	(114)
Total charged-off loans	(1,043)	(860)	(276)	(306)	(506)
Recoveries of previously charged-off loans:
Commercial real estate	65	2	8	45	—
Consumer real estate	164	100	99	76	—
Construction and land development	8	9	13	22	26
Commercial and industrial	77	72	67	58	19
Consumer and other	98	156	61	68	12
Total recoveries of previously charged-off loans	412	339	248	269	57
Net charge-offs	(631)	(521)	(28)	(37)	(449)
Balance at end of period	$10,243	$8,275	$5,860	$5,105	$4,354
Ratio of allowance for loan losses to total loans outstanding at end of period	0.54%	0.47%	0.44%	0.63%	0.60%
Ratio of net charge-offs to average loans outstanding for the period	(0.03)%	(0.03)%	—%	—%	(0.09)%

Investment Portfolio

Our investment portfolio is the second largest component of our interest earning assets. The portfolio serves the following purposes: (i) to optimize the Bank’s income consistent with the investment portfolio’s liquidity and risk objectives; (ii) to balance market and credit risks of other assets and the Bank’s liability structure; (iii) to profitably deploy funds which are not needed to fulfill loan demand, deposit redemptions or other liquidity purposes; and (iv) provide collateral which the Bank is required to pledge against public funds.

Our investment portfolio is carried at fair market value, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our investment portfolio decreased from $201.7 million at December 31, 2018 to $178.3 million December 31, 2019, primarily as a result of liquidating certain investments to provide more funding for our loan production. Our investment portfolio increased from $153.6 million in 2017 to $201.7 million in 2018 as a result of liquidating the investment portfolios from the two mergers and using the funds to purchase additional investments. Our investment to asset ratio has increased slightly from 8.8% at December 31, 2017, to 8.9% at December 31, 2018, and then decreased to 7.3% at December 31, 2019. Over the last several years we have reduced the ratio of investments to our total assets and the investment portfolio on our balance sheet as we have allocated more funding to loans.

The following table shows the amortized cost of the Company’s securities. In 2019, 2018, and 2017, all investment securities were classified as available for sale (dollars in thousands).

	2019	2018	2017
U.S. Government-sponsored enterprises (GSEs)	$19,015	$44,117	$26,207
Municipal securities	63,792	55,248	9,122
Other debt securities	3,481	977	974
Mortgage-backed securities	91,531	103,875	117,263
Total securities	$177,819	$204,217	$153,566

The following table presents the contractual maturity of the Company's securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at December 31, 2019 (dollars in thousands). The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Government-sponsored enterprises (GSEs)	$3,000	$11,015	$5,000	$—	$19,015
Municipal securities	292	—	4,033	59,467	63,792
Other debt securities	—	—	3,481	—	3,481
Mortgage-backed securities	—	5,351	15,148	71,032	91,531
Total securities available for sale	$3,292	$16,366	$27,662	$130,499	$177,819
Weighted average yield[1]	1.55%	1.61%	2.71%	3.22%	2.96%
1Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts ("IRAs") and certificates of deposit ("CDs"). These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2019, brokered deposits represented approximately 12.8% of total deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for 2019, 2018 and 2017 (dollars in thousands):

	2019			2018			2017
	Average	% of	Average	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$343,611	17.5%	—	$285,729	17.1%	—	$172,842	17.1%	—
Interest-bearing demand	333,100	17.0%	0.57%	242,859	14.6%	0.53%	166,382	16.5%	0.32%
Money market and savings	651,855	33.2%	1.20%	601,808	36.1%	0.93%	342,637	33.9%	0.51%
Time deposits	635,451	32.3%	1.92%	536,964	32.2%	1.39%	329,524	32.5%	0.98%
Total average deposits	$1,964,017	100.0%	1.12%	$1,667,360	100.0%	0.86%	$1,011,385	100.0%	0.54%

During 2019 average deposits increased in all categories. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 1.12% in 2019 compared to 0.86% in 2018 as deposit costs increased with rising interest rates.

Total deposits as of December 31, 2019 were $2.0 billion, which was an increase of $125.3 million from December 31, 2018. As of December 31, 2019, the Company had outstanding time deposits under $250,000 of $543.1 million, time deposits over $250,000 of $136.5 million, and a time deposit fair value adjustment of $206 thousand. The following table summarizes the maturities of time deposits $250,000 or more as of December 31, 2019.

December 31,
(Dollars in thousands)	2019

Remaining maturity:
Three months or less	$17,088
Three to six months	23,972
Six to twelve months	40,314
More than twelve months	55,083
Total	$136,457

Borrowings

Other than deposits, the Company also uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital for debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Borrowings totaled $25.4 million at December 31, 2019, and consisted primarily of Federal Home Loan Bank borrowings. Short-term borrowings totaled $11.2 million at December 31, 2018, and consisted entirely of federal funds purchased. Long-term debt totaled $39.3 million at December 31, 2019 and $39.2 million at December 31, 2018 and consisted entirely of subordinated debt.

Liquidity

Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve discount window.

Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, and increases in customer deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of December 31, 2019, we had $69.6 million of unsecured federal funds lines with no funds advanced. In addition, we have access to the Federal Reserve’s discount window in the amount $6.7 million with no borrowings outstanding as of December 31, 2019. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $9.6 million as of December 31, 2019.

At December 31, 2019, we had a $25 million outstanding advance from the FHLB, which is a 10 year advance maturing on September 10, 2029 at a fixed interest rate of 0.93%, with a put option exercisable on September 10, 2020 and then quarterly thereafter. Based on the values of loans pledged as collateral, we had $47.1 million of additional borrowing availability with the FHLB as of December 31, 2019. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

Capital Requirements

The Bank is required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.

The Bank is subject to the following risk-based capital ratios: a common equity Tier 1 (“CET1”) risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks is 4%.

In addition, the capital rules require a capital conservation buffer of up to 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer was phased in, and was 1.875% as of January 1, 2018 and 2.50% as of January 1, 2019.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

•6.5% CET1 to risk-weighted assets;
•8.0% Tier 1 capital to risk-weighted assets;
•10.0% Total capital to risk-weighted assets; and
•5.0% leverage ratio.

The Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) signed into law in May 2018 scaled back certain requirements of the Dodd-Frank Act and provided other regulatory relief. Among the provisions of the Economic Growth Act was a requirement that the Federal Reserve raise the asset threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement (“Policy Statement”) to $3 billion. As a result, as of the effective date of that change in 2018, the Company was no longer required to comply with the risk-based capital rules applicable to the Bank as described above. The Federal Reserve may however, require smaller bank holding companies subject to the Policy Statement to maintain certain minimum capital levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

On September 17, 2019, the federal banking agencies jointly finalized a rule to simplify the regulatory capital requirements for qualifying community banking organizations that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act (the “Regulatory Relief Act”). Under the final rule, if a qualifying community banking organization opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities.

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable.

The capital requirements applicable to the Bank are provided in Note 15-Regulatory Matters to our audited consolidated financial statements.

Contractual Obligations

The following tables present, as of December 31, 2019 our significant fixed and determinable contractual obligations (dollars in thousands).

	As of December 31, 2019 payments due in
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating leases	$754	$1,136	$627	$2,963	$5,480
Time deposits	507,836	139,066	32,433	—	679,335
Securities sold under agreement to repurchase	6,184	—	—	—	6,184
FHLB advances and other borrowings	43	92	102	25,202	25,439
Subordinated debt	—	—	—	40,000	40,000
Total	$514,817	$140,294	$33,162	$68,165	$756,438

Off-Balance Sheet Arrangements

At December 31, 2019, we had $384.4 million of pre-approved but unused lines of credit and $11.7 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additional information about our off-balance sheet risk exposure is presented in Note 14-Commitments and Contingencies to our audited consolidated financial statements.

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

Fair values for acquired assets and assumed liabilities – Assets and liabilities acquired are recorded at their respective fair values as of the date of the acquisition. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities is allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As of December 31, 2019 there was approximately $65.6 million in goodwill. The Company has not identified any triggering events that would indicate potential impairment of goodwill.

Cash flow estimates on purchased credit-impaired loans – Purchase credit impaired loans do not have traditional loan yields and interest income; instead they have accretable yield and accretion. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized in interest income as accretion over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows. The amount expected to be accreted divided by the accretable discount is the accretable yield. Cash flow estimates are re-evaluated quarterly. If the estimated cash flows increase then the accretable yield over the life of the loan increases. If, however, the estimated cash flows decrease then impairment is generally recognized immediately.

Valuation of Other Real Estate Owned ("OREO") – Other real estate owned properties are initially recorded at fair value less selling costs. If the fair value decreases the assets are written down and are periodically reviewed for further impairment, if needed.

Valuation of deferred tax assets- Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not that the tax position will be realized or sustained upon examination. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2019, there were approximately $3.5 million in net deferred tax assets.

Evaluation of investment securities for other than temporary impairment- We evaluate investment securities for other than temporary impairment taking into account if we do not have the intent to sell a debt security prior to recovery and it is more likely than not that we will not have to sell the debt security prior to recovery, the security would not be considered other than temporarily impaired unless a credit loss has occurred in the security. Temporary impairments are recognized on the balance sheet in other comprehensive income / loss. If a security becomes permanently impaired the impairment expense would be recognized and reduce earnings. As of December 31, 2019, there was approximately $534 thousand in gross unrealized losses on investment securities that were classified as temporarily impaired.

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

Earnings Simulation Model We believe interest rate risk is effectively measured by our earnings simulation modeling. Earning assets, interest-bearing liabilities and off-balance sheet financial instruments are combined with simulated forecasts of interest rates for the next 12 months and 24 months. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net interest income in instantaneous changes to interest rates. We also periodically monitor simulations based on various rate scenarios such as non-parallel shifts in market interest rates over time. For changes up or down in rates from our dynamic interest rate forecast over the next 12 and 24 months, limits in the decline in net interest income are as follows:

	Estimated % Change in Net Interest Income Over 12 Months		Maximum Percentage Decline in Net Interest Income from the Budgeted or Base Case Projection of Net Interest Income
December 31, 2019	Increase +	Decrease -	Next 12 Months
An instantaneous, parallel rate increase or decrease of the following at the beginning of the first quarter:
± 100 basis points	2.67%	(4.63)%	8%
± 200 basis points	3.64%	(4.27)%	14%

Economic Value of Equity Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity.

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

December 31, 2019	Current Estimated Instantaneous Rate Change		Maximum Percentage Decline in Economic Value of Equity from the Economic Value of Equity at Currently Prevailing Interest Rates
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Increase +	Decrease -
±100 basis points	2.35%	(5.96)%	10%
±200 basis points	1.37%	(11.38)%	15%
At December 31, 2019, our model results indicated that we were within these policy limits.

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

For the years ended December 31, 2019 and 2018

SmartFinancial, Inc. and Subsidiary

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of SmartFinancial, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2019, the Company's internal control over financial reporting is effective based on the criteria set forth by COSO.

Dixon Hughes Goodman LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is included herein.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the stockholders and the board of directors of SmartFinancial, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SmartFinancial, Inc. and Subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP
We have served as the Company's auditor since 2018.

Atlanta, Georgia
March 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of SmartFinancial, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SmartFinancial, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, SmartFinancial, Inc. and subsidiary (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2019 and 2018 and for each of the two years in the period ended December 31, 2019, and our report dated March 12, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 12, 2020

SmartFinancial, Inc. and Subsidiary
Consolidated Financial Statements
Consolidated Balance Sheets
December 31, 2019 and 2018
(Dollars in thousands, except per share data)

	2019	2018
ASSETS:
Cash and due from banks	$33,205	$40,015
Interest-bearing deposits with banks	127,329	75,807
Federal funds sold	23,437	—
Total cash and cash equivalents	183,971	115,822
Securities available-for-sale, at fair value	178,348	201,688
Other investments	12,913	11,499
Loans held for sale	5,856	1,979
Loans	1,897,392	1,775,260
Less: Allowance for loan losses	(10,243)	(8,275)
Loans, net	1,887,149	1,766,985
Premises and equipment, net	59,433	56,012
Other real estate owned	1,757	2,495
Goodwill and core deposit intangible, net	77,193	79,034
Bank owned life insurance	24,949	24,381
Other assets	17,554	14,514
Total assets	$2,449,123	$2,274,409

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$364,155	$319,861
Interest-bearing demand	380,234	311,482
Money market and savings	623,284	641,945
Time deposits	679,541	648,676
Total deposits	2,047,214	1,921,964
Securities sold under agreement to repurchase	6,184	11,756
Federal Home Loan Bank advances and other borrowings	25,439	11,243
Subordinated debt	39,261	39,177
Other liabilities	18,278	7,258
Total liabilities	2,136,376	1,991,398
Stockholders' equity:
Preferred stock - $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock - $1 par value; 40,000,000 shares authorized; 14,008,233 and 13,933,504 shares issued and outstanding, respectively	14,008	13,933
Additional paid-in capital	232,732	231,852
Retained earnings	65,839	39,991
Accumulated other comprehensive income (loss)	168	(2,765)
Total stockholders' equity	312,747	283,011
Total liabilities and stockholders' equity	$2,449,123	$2,274,409

The accompanying notes are an integral part of the financial statements.

SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Income
For the years ended December 31, 2019 and 2018
(Dollars in thousands, except per share data)

	2019	2018
Interest Income:
Loans, including fees	$101,002	$86,469
Securities available-for-sale:
Taxable	3,289	3,512
Tax-exempt	1,518	587
Federal funds sold and other earning assets	2,646	1,642
Total interest income	108,455	92,210

Interest Expense:
Deposits	21,915	14,288
Securities sold under agreements to repurchase	23	45
Federal Home Loan Bank advances and other borrowings	296	630
Subordinated debt	2,341	603
Total interest expense	24,575	15,566
Net interest income	83,880	76,644
Provision for loan losses	2,599	2,936
Net interest income after provision for loan losses	81,281	73,708

Noninterest Income:
Customer service fees	2,902	2,416
Gain on sale of securities	34	1
Mortgage banking	1,566	1,433
Interchange and debit card transaction fees	628	573
Merger termination fee	6,400	—
Other	3,785	2,161
Total noninterest income	15,315	6,584

Noninterest Expense:
Salaries and employee benefits	36,635	30,630
Occupancy and equipment	6,716	6,303
FDIC insurance	140	786
Other real estate and loan related expenses	1,320	2,913
Advertising and marketing	983	873
Data processing	1,995	1,906
Professional services	2,375	2,694
Amortization of intangibles	1,368	976
Software as services contracts	2,195	2,054
Merger related and restructuring expenses	3,219	3,781
Other operating expenses	6,205	6,041
Total noninterest expenses	63,151	58,957
Income before income tax expense	33,445	21,335
Income tax expense	6,897	3,233
Net income	$26,548	$18,102

Earnings per common share:
Basic	$1.90	$1.46
Diluted	1.89	1.45
Weighted average common shares outstanding:
Basic	13,953,497	12,423,618
Diluted	14,046,366	12,517,640
The accompanying notes are an integral part of the financial statements.

SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2019 and 2018
(Dollars in thousands)

	2019	2018
Net income	$26,548	$18,102
Other comprehensive income:
Unrealized holding gains (losses) and hedge effects on securities available-for-sale arising during the period	3,092	(1,058)
Tax effect	(802)	277
Reclassification adjustment for realized gains included in net income	(34)	(1)
Tax effect	9	—
Unrealized gains (losses) on securities available-for-sale arising during the period, net of tax	2,265	(782)

Unrealized gains (losses) on fair value municipal security hedges	905	(1,064)
Tax effect	(237)	279
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	668	(785)

Total other comprehensive income (loss)	2,933	(1,567)
Comprehensive income	$29,481	$16,535

The accompanying notes are an integral part of the financial statements.

SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2019 and 2018
(Dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance, December 31, 2017	11,152,561	$11,153	$174,009	$21,889	$(1,198)	$205,853
Net income	—	—	—	18,102	—	18,102
Other comprehensive loss	—	—	—	—	(1,567)	(1,567)
Common stock issued pursuant to:
Stock awards	1,320	1	8	—	—	9
Exercise of stock options	132,783	132	1,387	—	—	1,519
Restricted stock	4,627	5	(5)	—	—	—
Shareholders of TN Bancshares, Inc.	1,458,981	1,459	33,273	—	—	34,732
Shareholders of Foothills BancCorp, Inc.	1,183,232	1,183	22,784	—	—	23,967
Stock compensation expense	—	—	396	—	—	396
Balance, December 31, 2018	13,933,504	13,933	231,852	39,991	(2,765)	283,011
Net income	—	—	—	26,548	—	26,548
Other comprehensive gain	—	—	—	—	2,933	2,933
Common stock issued pursuant to:
Stock awards	3,298	3	61	—	—	64
Exercise of stock options	31,931	32	342	—	—	374
Restricted stock	39,500	40	(40)	—	—	—
Stock compensation expense	—	—	517	—	—	517
Common stock dividends ($0.05 per share)	—	—	—	(700)	—	(700)
Balance, December 31, 2019	14,008,233	$14,008	$232,732	$65,839	$168	$312,747

The accompanying notes are an integral part of the financial statements.

SmartFinancial, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 2019 and 2018
(Dollars in thousands)

	2019	2018
Cash flows from operating activities:
Net income	$26,548	$18,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,300	3,291
Accretion of fair value purchase accounting adjustments, net	(5,712)	(7,008)
Provision for loan losses	2,599	2,936
Stock compensation expense	517	397
Gain from redemption and sale of securities available-for-sale	(34)	(1)
Deferred income tax expense	780	2,432
Increase in cash surrender value of bank owned life insurance	(568)	(596)
Loss on disposal of fixed assets	35	41
Net (gains) losses from sale of other real estate owned	(17)	643
Net gains from sale of loans	(1,566)	(1,433)
Origination of loans held for sale	(69,056)	(52,070)
Proceeds from sales of loans held for sale	66,744	55,761
Net change in:
Accrued interest receivable	(347)	(378)
Accrued interest payable	398	817
Other assets	(2,106)	1,651
Other liabilities	7,351	(3,761)
Net cash provided by operating activities	29,866	20,824
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	16,515	72,655
Proceeds from maturities and calls of securities available-for-sale	15,555	2,970
Proceeds from paydowns of securities available-for-sale	14,258	17,854
Purchase of securities available-for-sale	(17,601)	(72,149)
Purchase of other investments	(1,414)	(4,053)
Net cash and cash equivalents received in business combinations	—	4,365
Net increase in loans	(117,216)	(117,642)
Purchase of premises and equipment	(6,269)	(3,847)
Proceeds from sale of other assets owned	1,395	4,972
Net cash used in investing activities	(94,777)	(94,875)
Cash flow from financing activities:
Net increase in deposits	124,698	95,073
Net decrease in securities sold under agreements to repurchase	(5,572)	(12,600)
Issuance of common stock	438	1,528
Net proceeds from subordinated debt	—	39,158
Proceeds from Federal Home Loan Bank advances and other borrowings	153,581	175,378
Repayment of Federal Home Loan Bank advances and other borrowings	(139,385)	(221,691)
Cash dividends paid	(700)	—
Net cash provided by financing activities	133,060	76,846
Net change in cash and cash equivalents	68,149	2,795
Cash and cash equivalents, beginning of year	115,822	113,027
Cash and cash equivalents, end of period	$183,971	$115,822
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$24,177	$14,749
Cash paid during the period for income taxes	6,765	857
Cash received from income tax refunds	561	—
Noncash investing and financing activities:
Acquisition of real estate through foreclosure	639	4,440
Financed sales of other real estate owned	—	1,601
Transfer from bank premises to other real estate owned	—	(1,289)
Change in goodwill due to acquisitions	(473)	23,213
Initial recognition of operating lease right-of-use assets	6,081	—
Initial recognition of operating lease liabilities	6,081	—
The accompanying notes are an integral part of the financial statements.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 1. Summary of Significant Accounting Policies

Nature of Business:

SmartFinancial, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the "Bank"). The Company provides a variety of financial services to individuals and corporate customers through its offices in East and Middle Tennessee, Alabama and Florida panhandle. The Company's primary deposit products are interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Variable interest entities (“VIE”) are legal entities that either do not have sufficient equity to finance their activities without the support from other parties or whose equity investors lack a controlling financial interest. The Company has an investment in a limited liability entity that have been evaluated and determined to be a VIE. Consolidation of a VIE is appropriate if a reporting entity holds a controlling financial interest in the VIE and is the primary beneficiary. The Company is not the primary beneficiary and does not hold a controlling interest in the VIE as it does not have the power to direct the activities that most significantly impact the VIEs economic performance. As such, assets and liabilities of this entity is not consolidated into the financial statements of the Company. The recorded investment of this entity is reported within other assets.

Accounting Estimates:

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned and deferred taxes, other than temporary impairments of securities, the fair value of financial instruments, goodwill, and business combination elements (Day 1 and Day 2 Valuation).

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

The Bank is required to maintain average balances in cash or on deposit with the Federal Reserve Bank. The reserve requirement was $49.2 million and $36.7 million at December 31, 2019 and 2018, respectively.

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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 1. Summary of Significant Accounting Policies, Continued
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

Loans Held for Sale:

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans held for sale are included in the Consolidated Statements of Income in mortgage banking.

Loans held-for-sale are sold to investors with best effort intent and ability to sell loans as long as they meet the underwriting standards of the potential investor.

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

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet the contractual terms of the obligation payments as they become due, or at the time the loan is 90 days past due, unless the loan is well-secured and in the process of collection. Unsecured loans are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income or charged to the allowance, unless management believes that the accrual of interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is recognized on the cash basis, until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and the loan has been performing according to the contractual terms for a period of not less than six months.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

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

The Company accounts for PCI loans acquired in the acquisition using the expected cash flows method of recognizing discount accretion based on the acquired loans' expected cash flows. Management recasts the estimate of cash flows expected to be collected on each acquired impaired loan pool periodically. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. Purchased performing loans are recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio at the time of purchase. Such estimated credit losses are recorded as nonaccretable discounts in a manner similar to purchased impaired loans. The fair value discount other than for credit loss is accreted as an adjustment to yield over the estimated lives of the loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition.

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

An unallocated component may be maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. As part of the risk management program, an independent review is performed on the loan portfolio according to policy, which supplements management’s assessment of the loan portfolio and the allowance for loan losses. The result of the independent review is reported directly to the Audit

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 1. Summary of Significant Accounting Policies, Continued
Committee of the Board of Directors. Loans, for which the terms have been modified at the borrower's request, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

Other Real Estate Owned ("OREO"):

OREO acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs. Any write-down to fair value less cost to sell, at the time of transfer to OREO is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Costs of improvements are capitalized, whereas costs relating to holding OREO and subsequent write-downs to the value are expensed. The amount of residential real estate where physical possession had been obtained included with in OREO assets at December 31, 2019 and December 31, 2018 was $215 thousand and $400 thousand. There was no residential real estate in process of foreclosure at December 31, 2019 and December 31, 2018.

Premises and Equipment:

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 1. Summary of Significant Accounting Policies, Continued
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

Other acquired intangible assets with finite lives, such as core deposit intangibles, are initially recorded at fair value and amortized on an accelerated basis typically between five to twelve years over their estimated useful lives. Intangible assets are evaluated for impairment when events or changes in circumstances indicate a potential impairment exist.

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

Derivative Financial Instruments:

The Company applies hedge accounting to certain interest rate derivatives entered into for risk management purposes. In accordance with ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the accompanying consolidated balance sheet at their respective fair values. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. If the derivative instrument is not designated as a hedge, changes in the fair value of the derivative instrument are recognized in earnings in the period of change.

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

Advertising Costs:

The Company expenses all advertising and marketing costs as incurred.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 1. Summary of Significant Accounting Policies, Continued
examination. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Stock Compensation Plans:

The Company had options outstanding under stock-based compensation plans, which are described in more detail in Note 12-Employee Benefits. The plans have been accounted for under the accounting guidance (FASB ASC 718, Compensation - Stock Compensation) which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and stock or other stock based awards.

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

Comprehensive Income:

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as (1) unrealized gains and losses on available-for-sale securities and (2) unrealized gains and losses on effective portions of fair value security hedges, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.
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

Earnings Per Common Share:

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock.

Operating Segments:

The Company’s chief operating decision maker primarily manages operations and assesses financial performance on a Company-wide basis. However, in addition to the discrete financial information that is provided for the Company as a whole, financial information is also provided for the wealth management services and mortgage origination segments, respectively. While the chief operating decision maker uses the financial information related to these segments to analyze business performance and allocate resources, these segments do not meet the quantitative threshold under GAAP to be considered a reportable segment. As such, these operating segments, along with the banking operations segment, are aggregated into a single

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 1. Summary of Significant Accounting Policies, Continued
reportable operating segment in the Consolidated Financial Statements. No revenues are derived from foreign countries or from external customers that comprise more than 10% of the Company’s revenues.

Recently Issued Not Yet Effective Accounting Pronouncements:

The following is a summary of recent authoritative pronouncements not yet in effect that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In March 2019, the FASB issued ASU 2019-01, Leases: Codification Improvements (“ASU 2019-01”). ASU 2019-01 provides clarifications to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing essential information about leasing transactions. Specifically, ASU 2019-01 (i) allows the fair value of the underlying asset reported by lessors that are not manufacturers or dealers to continue to be its cost and not fair value as measured under the fair value definition, (ii) allows for the cash flows received for sales-type and direct financing leases to continue to be presented as results from investing, and (iii) clarifies that entities do not have to disclose the effect of the lease standard on adoption year interim amounts. ASU 2019-01 will be effective for us on January 1, 2020 and did not have any material impact on our consolidated financial statements.

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

On October 16, 2019, the Financial Accounting Standards Board approved a delay for the implementation of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The Board decided that CECL will be effective for larger Public Business Entities ("PBEs") that are SEC filers, excluding Smaller Reporting Companies ("SRCs") as currently defined by the SEC, for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For calendar-year-end companies, this will be January 1, 2020. The determination of whether an entity is an SRC will be based on an entity’s most recent assessment in accordance with SEC regulations and the Company meets the regulations as a SRC. For all other entities, the Board decided that CECL will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The Company is identified as an SRC and adoption will be in its first fiscal year after the effective date of December 15, 2022.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 1. Summary of Significant Accounting Policies, Continued
Recently Issued and Adopted Accounting Pronouncements:

As of January 1, 2019, the Company adopted certain accounting standard updates related to accounting for leases (Topic 842 - Leases), primarily Accounting Standards Update ASU 2016-02 and subsequent updates. Among other things, these updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee's right to use, or control the use of, a specified asset for the lease term. The updates did not significantly change lease accounting requirements applicable to lessors and did not significantly impact the Company's consolidated financial statements in relation to contracts whereby the Company acts as a lessor. The Company adopted the updates using a modified-retrospective transition approach and recognized right-of-use lease assets and related lease liabilities as of January 1, 2019. See Note 6-Leases for more information.

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

The Company also elected certain relief options offered in ASU 2016-02 including the package of practical expedients, the option not to separate lease and non-lease components and instead to account for them as a single lease component, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company elected to apply certain practical adoption expedients provided under the updates whereby the Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company did not elect the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. The Company has several lease agreements, such as branch locations or office space, which are considered operating leases, and therefore, were not previously recognized on the Company’s consolidated balance sheet. The new guidance requires these lease agreements to be recognized on the consolidated balance sheet as a right-of-use asset and a corresponding lease liability. The new guidance did not have a material impact on the Company's consolidated statements of income or the consolidated statements of cash flows. See Note 6-Leases for more information.
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

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 1. Summary of Significant Accounting Policies, Continued
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

Reclassifications:

Certain captions and amounts in the 2018 consolidated financial statements were reclassified to conform to the 2019 presentation. Such reclassifications had no effect on net income and stockholders' equity, as previously reported.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 2. Business Combinations

Acquisition of Progressive Financial Group, Inc.

On March 1, 2020 the Company completed its merger with Progressive Financial Group, Inc., a Tennessee corporation (“Progressive”), pursuant to an Agreement and Plan of Merger dated October 29, 2019 (the “Merger Agreement”).

Pursuant to the Merger Agreement, each outstanding share of Progressive common stock was converted into and cancelled in exchange to the right to receive $474.82 in cash, and 62.3808 shares of SmartFinancial common stock. SmartFinancial issued 1,292,592 shares of SmartFinancial common stock and paid $9.8 million in cash as consideration for the Merger. Also in accordance with the terms of the Merger Agreement, Progressive also effected a distribution to its shareholders prior to March 1, 2020 of $4.8 million, which was the approximate balance of Progressive’s accumulated adjustment account.

Acquisition of Foothills Bancorp, Inc.

On November 1, 2018, the Company completed its merger with Foothills Bancorp, Inc., a Tennessee corporation ("Foothills Bancorp"), pursuant to an Agreement and Plan of Merger dated June 27, 2018 (the "Foothills Bancorp merger agreement"). Fair values were subject to refinement for up to one year after the closing date. The measurement period ended on September 30, 2019, with one change made before September 30, 2019 for $473 thousand to values initially recorded as part of the business combination.

Pursuant to the Foothills Bancorp merger agreement, each outstanding share of Foothills Bancorp common stock was converted into and cancelled in exchange to the right to receive $1.75 in cash and 0.666 shares of SmartFinancial common stock. SmartFinancial issued 1,183,232 shares of SmartFinancial common stock and paid $3.1 million in cash as consideration for the merger plus $3.0 million in consideration for Foothills Bancorp Director and management stock options.

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

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed, and goodwill recognized, as of acquisition date:

Calculation of Purchase Price
Shares of SMBK common stock issued to Foothills Bancorp shareholders as of November 1, 2018	1,183,232
Market price of SMBK common stock on November 1, 2018	$20.34
Estimated fair value of SMBK common stock issued (in thousands)	24,067
Cash consideration paid (in thousands)	6,069
Total consideration (in thousands)	$30,136

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

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

Acquisition of Tennessee Bancshares, Inc.

On May 1, 2018, the Company completed its merger with Tennessee Bancshares, Inc., a Tennessee corporation (“Tennessee Bancshares”), pursuant to an Agreement and Plan of Merger dated December 12, 2017 (the “Tennessee Bancshares merger agreement”). The measurement period ended on April 30, 2019, with one change made during the year ended December 31, 2018 for $54 thousand to values initially recorded as part of the business combination.

Pursuant to the Tennessee Bancshares merger agreement, each outstanding share of Tennessee Bancshares common stock was converted into and cancelled in exchange for 0.8065 shares of SmartFinancial common stock. SmartFinancial issued 1,458,981 shares of SmartFinancial common stock as consideration for the merger.

In periods following the Tennessee Bancshares merger, the financial statements of the combined entity will include the results attributable to Southern Community Bank beginning on the date the merger was completed. In the twelve months period ended December 31, 2018, the revenues and net income attributable to Southern Community Bank were approximately $8.4 million and $3.5 million, respectively. There were $2.0 million nonrecurring pro forma adjustments to expense included in the reported proforma earnings for the twelve months period ending December 31, 2018.

The pro-forma impact to 2018 revenues and net income if the merger had occurred on January 1, 2018 would have been $14.7 million and $3.6 million for the twelve months period ending December 31, 2018, respectively.

The following table details the financial impact of the merger, including the calculation of the purchase price, the allocation of the purchase price to the fair values of net assets assumed, and goodwill recognized, as of acquisition date:

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
December 31, 2019 and 2018

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

Termination of Entegra Merger

The Company elected to terminate, effective April 23, 2019, the Agreement and Plan of Merger dated January 15, 2019 (the “Merger Agreement”), among the Company, Entegra, and CT Merger Sub, Inc. Entegra elected to terminate the Merger Agreement in order to enter into a definitive merger agreement with a large North Carolina-based financial institution that made a competing offer to acquire Entegra, an offer that SmartFinancial chose not to match.

Under the terms of the Merger Agreement, the Company received a termination fee of $6.4 million.

Note 3. Securities

The amortized cost and fair value of securities available-for-sale at December 31, 2019 and 2018 are summarized as follow (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$19,015	$41	$(56)	$19,000
Municipal securities	63,792	618	(19)	64,391
Other debt securities	3,481	22	(33)	3,470
Mortgage-backed securities (GSEs)	91,531	382	(426)	91,487
Total	$177,819	$1,063	$(534)	$178,348

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 3. Securities, Continued

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored enterprises (GSEs)	$44,117	$12	$(626)	$43,503
Municipal securities	55,248	276	(363)	55,161
Other debt securities	977	—	(67)	910
Mortgage-backed securities (GSEs)	103,875	153	(1,914)	102,114
Total	$204,217	$441	$(2,970)	$201,688

The amortized cost and estimated market value of securities at December 31, 2019, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$3,292	$3,290
Due from one year to five years	11,015	10,962
Due from five years to ten years	12,514	12,569
Due after ten years	59,467	60,040
	86,288	86,861
Mortgage-backed securities	91,531	91,487
Total	$177,819	$178,348

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of December 31, 2019 and 2018 (in thousands):

	As of December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government- sponsored enterprises (GSEs)	$2,972	$(43)	$5,987	$(13)	$8,959	$(56)
Municipal securities	3,656	(16)	527	(3)	4,183	(19)
Other debt securities	—	—	947	(33)	947	(33)
Mortgage-backed securities (GSEs)	13,208	(194)	19,988	(232)	33,196	(426)
Total	$19,836	$(253)	$27,449	$(281)	$47,285	$(534)

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 3. Securities, Continued

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

At December 31, 2019, the categories of temporarily impaired securities in an unrealized loss position twelve months or greater are as follows (dollars in thousands):

	Gross Unrealized Loss	Number of Securities
U.S. Government- sponsored enterprises (GSEs)	$(13)	2
Municipal securities	(3)	1
Other debt securities	(33)	1
Mortgage-backed securities (GSEs)	(232)	31
	$(281)	35

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

Based on this evaluation, the Company concluded that any unrealized losses at December 31, 2019 represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and current market conditions, and not credit deterioration of the issuers. As of December 31, 2019, the Company does not intend to sell any of the securities, does not expect to be required to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

Sales and redemption of available-for-sale securities for the years ended December 31, 2019 and 2018, were as follows (in thousands):

	2019	2018
Proceeds from sales and redemption	$32,070	$75,625
Gains realized	35	1
Losses realized	1	0

Securities with a carrying value of $92.3 million and $103.7 million at December 31, 2019 and 2018, respectively, were pledged to secure various deposits, securities sold under agreements to repurchase, as collateral for federal funds purchased from other financial institutions and serve as collateral for borrowings at the Federal Home Loan Bank.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 3. Securities, Continued

Restricted Investments:

Our other investments consist of Restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2019, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	As of December 31,
	2019	2018
Federal Reserve Bank stock	$7,917	7,010
Federal Home Loan Bank stock	4,646	4,139
First National Bankers Bank stock	350	350
	$12,913	$11,499

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 4. Loans and Allowance for Loan Losses

Portfolio Segmentation:

At December 31, 2019 and 2018, loans consisted of the following (in thousands):

	December 31, 2019			December 31, 2018
	PCI Loans	All Other Loans	Total	PCI Loans	All Other Loans	Total
Commercial real estate	$15,255	$890,051	$905,306	$17,682	$842,345	$860,027
Consumer real estate	6,541	416,797	423,338	8,712	398,542	407,254
Construction and land development	4,458	223,168	227,626	4,602	183,293	187,895
Commercial and industrial	407	336,668	337,075	2,557	305,697	308,254
Consumer and other	326	9,577	9,903	605	13,204	13,809
Total loans	26,987	1,876,261	1,903,248	34,158	1,743,081	1,777,239
Less: Allowance for loan losses	(156)	(10,087)	(10,243)	—	(8,275)	(8,275)

Loans, net	$26,831	$1,866,174	$1,893,005	$34,158	$1,734,806	$1,768,964

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

Commercial and Industrial: The commercial and industrial loan portfolio segment includes commercial and financial loans. These loans include those loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or expansion projects. Loans are repaid by business cash flows. Collection risk in this portfolio is driven by the creditworthiness of the underlying borrower, particularly cash flows from the customers' business operations.

Consumer and Other: The consumer loan portfolio segment includes direct consumer installment loans, overdrafts and other revolving credit loans, and educational loans. Loans in this portfolio are sensitive to unemployment and other key consumer economic measures.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

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

Credit quality and trends in the loan portfolio segments are measured and monitored regularly. Detailed reports, by product, collateral, accrual status, etc., are reviewed by Director and Loan Committees.

The allowance for loan losses is a valuation reserve established through provisions for loan losses charged against income. The allowance for loan losses, which is evaluated quarterly, is maintained at a level that management deems sufficient to absorb probable losses inherent in the loan portfolio. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses. The allowance for loan losses is comprised of specific valuation allowances for loans evaluated individually for impairment and general allocations for pools of homogeneous loans with similar risk characteristics and trends.

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
December 31, 2019 and 2018

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

The composition of loans by loan classification for impaired and performing loan status at December 31, 2019 and 2018, is summarized in the tables below (amounts in thousands):

	December 31, 2019
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$889,795	$415,250	$222,621	$336,508	$9,577	$1,873,751
Impaired loans	256	1,547	547	160	—	2,510
	890,051	416,797	223,168	336,668	9,577	1,876,261
PCI loans	15,255	6,541	4,458	407	326	26,987
Total	$905,306	$423,338	$227,626	$337,075	$9,903	$1,903,248

	December 31, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Performing loans	$841,709	$397,306	$182,746	$304,673	$13,088	$1,739,522
Impaired loans	636	1,236	547	1,024	116	3,559
	842,345	398,542	183,293	305,697	13,204	1,743,081
PCI loans	17,682	8,712	4,602	2,557	605	34,158
Total loans	$860,027	$407,254	$187,895	$308,254	$13,809	$1,777,239

The following tables show the allowance for loan losses allocation by loan classification for impaired and performing loans as of December 31, 2019 and 2018 (amounts in thousands):

	December 31, 2019
			Construction	Commercial	Consumer
	Commercial	Consumer	and Land	and	and
	Real Estate	Real Estate	Development	Industrial	Other	Total
Performing loans	$4,491	$2,159	$1,127	$1,766	$69	$9,612
Impaired loans	—	343	—	132	—	475
	4,491	2,502	1,127	1,898	69	10,087
PCI loans	17	74	—	59	6	156
Total	$4,508	$2,576	$1,127	$1,957	$75	$10,243

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

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

The following tables detail the changes in the allowance for loan losses for the year ending December 31, 2019 and December 31, 2018, by loan classification (amounts in thousands):

	December 31, 2019
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$3,639	$1,789	$795	$1,746	$306	$8,275
Loans charged off	(36)	(4)	—	(659)	(344)	(1,043)
Recoveries of loans charged off	65	164	8	77	98	412
Provision for loan losses	840	627	324	793	15	2,599
Ending balance	$4,508	$2,576	$1,127	$1,957	$75	$10,243

	December 31, 2018
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$2,465	$1,596	$521	$1,062	$216	$5,860
Loans charged off	(38)	(275)	—	(177)	(370)	(860)
Recoveries of loans charged off	2	100	9	72	156	339
Provision for loan losses	1,210	368	265	789	304	2,936
Ending balance	$3,639	$1,789	$795	$1,746	$306	$8,275

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating as of December 31, 2019 and 2018 (amounts in thousands):

	December 31, 2019
Non PCI Loans	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$860,447	$413,192	$216,459	$328,564	$9,462	$1,828,124
Watch	25,180	989	6,089	6,786	40	39,084
Special mention	4,057	738	—	1,033	—	5,828
Substandard	367	1,713	620	228	51	2,979
Doubtful	—	165	—	57	24	246
Total	$890,051	$416,797	$223,168	$336,668	$9,577	$1,876,261

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 4. Loans and Allowance for Loan Losses, Continued

Credit Risk Management (continued):

	December 31, 2019
PCI Loans	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$12,473	$5,258	$902	$41	$300	$18,974
Watch	2,234	38	3,556	—	13	5,841
Special mention	139	60	—	—	—	199
Substandard	409	1,185	—	366	13	1,973
Doubtful	—	—	—	—	—	—
Total	$15,255	$6,541	$4,458	$407	$326	$26,987
Total loans	$905,306	$423,338	$227,626	$337,075	$9,903	$1,903,248

	December 31, 2018
Non PCI Loans	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$834,912	$394,728	$182,524	$303,805	$12,927	$1,728,896
Watch	6,791	2,678	64	1,090	135	10,758
Special mention	—	14	158	137	—	309
Substandard	642	1,122	547	462	142	2,915
Doubtful	—	—	—	203	—	203
Total	$842,345	$398,542	$183,293	$305,697	$13,204	$1,743,081

	December 31, 2018
PCI Loans	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$14,050	$5,617	$4,033	$2,382	$541	$26,623
Watch	1,805	756	569	—	17	3,147
Special mention	1,030	446	—	50	10	1,536
Substandard	797	1,893	—	125	37	2,852
Doubtful	—	—	—	—	—	—
Total	$17,682	$8,712	$4,602	$2,557	$605	$34,158
Total loans	$860,027	$407,254	$187,895	$308,254	$13,809	$1,777,239

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

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

The following tables present the aging of the recorded investment in loans and leases as of December 31, 2019 and 2018 (amounts in thousands):

	December 31, 2019
	30-60 Days Past Due and Accruing	61-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due	PCI Loans	Current Loans	Total Loans
Commercial real estate	$466	$22	$—	$124	$612	$15,255	$889,439	$905,306
Consumer real estate	1,564	30	—	1,872	3,466	6,541	413,331	423,338
Construction and land development	507	—	607	620	1,734	4,458	221,434	227,626
Commercial and industrial	559	—	—	57	669	407	335,999	337,075
Consumer and other	86	—	—	70	170	326	9,407	9,903
Total	$3,182	$119	$607	$2,743	$6,651	$26,987	$1,869,610	$1,903,248

	December 31, 2018
	30-60 Days Past Due and Accruing	61-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due	PCI Loans	Current Loans	Total Loans
Commercial real estate	$377	$19	$—	$272	$668	$17,682	$841,677	$860,027
Consumer real estate	1,168	462	454	844	2,928	8,712	395,614	407,254
Construction and land development	343	—	—	547	890	4,602	182,403	187,895
Commercial and industrial	155	—	101	909	1,165	2,557	304,532	308,254
Consumer and other	117	—	29	124	270	605	12,934	13,809
Total	$2,160	$481	$584	$2,696	$5,921	$34,158	$1,737,160	$1,777,239

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 4. Loans and Allowance for Loan Losses, Continued

Impaired Loans:

A loan held for investment is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following is an analysis of the impaired loan portfolio, including PCI loans, detailing the related allowance recorded (in thousands):

	December 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance:
Commercial real estate	$256	$261	$—	$636	$648	$—
Consumer real estate	553	553	—	1,073	1,089	—
Construction and land development	547	547	—	547	547	—
Commercial and industrial	—	—	—	69	70	—
Consumer and other	—	—	—	29	33	—
	1,356	1,361	—	2,354	2,387	—

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	994	994	343	163	205	26
Construction and land development	—	—	—	—	—	—
Commercial and industrial	160	160	132	955	973	442
Consumer and other	—	—	—	87	87	66
	1,154	1,154	475	1,205	1,265	534
PCI loans:
Commercial real estate	17	99	17	—	—	—
Consumer real estate	1,205	1,371	74	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	396	534	59	—	—	—
Consumer and other	45	51	6	—	—	—
	1,663	2,055	156	—	—	—

Total impaired loans	$4,173	$4,570	$631	$3,559	$3,652	$534

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 4. Loans and Allowance for Loan Losses, Continued

Impaired Loans (continued):

	December 31, 2019		December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$399	$30	$855	$33
Consumer real estate	725	15	934	29
Construction and land development	619	5	547	—
Commercial and industrial	20	1	69	6
Consumer and other	11	1	15	3
	1,774	52	2,420	71

Impaired loans with a valuation allowance:
Commercial real estate	9	1	—	—
Consumer real estate	397	17	365	—
Construction and land development	11	—	—	—
Commercial and industrial	430	16	476	37
Consumer and other	23	—	86	3
	870	34	927	40
PCI loans:
Commercial real estate	1,518	(25)	11	—
Consumer real estate	922	42	—	—
Construction and land development	—	—	—	—
Commercial and industrial	79	9	—	—
Consumer and other	9	1	—	—
	2,528	27	11	—

Total impaired loans	$5,172	$113	$3,358	$111

Troubled Debt Restructurings:

At December 31, 2019 and 2018, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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
December 31, 2019 and 2018

Note 4. Loans and Allowance for Loan Losses, Continued

 Troubled Debt Restructurings (continued):

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of December 31, 2019 and 2018, management had approximately $61 thousand and $116 thousand , respectively, in loans that met the criteria for restructured. No restructured loans were on nonaccrual as of December 31, 2019 and 2018. A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following table presents a summary of loans that were modified as troubled debt restructurings during the year ended December 31, 2019 (amounts in thousands):

December 31, 2019	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	1	$61	$61

There were no loans that were modified as troubled debt restructurings during the past twelve months and for which there was a subsequent payment default.

Purchased Credit Impaired Loans:

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	2019	2018
Commercial real estate	$21,570	$24,849
Consumer real estate	8,411	11,108
Construction and land development	5,394	5,731
Commercial and industrial	2,540	5,824
Consumer and other	504	892
Total loans	38,419	48,404
Less remaining purchase discount	(11,432)	(14,246)
Total loans, net of purchase discount	26,987	34,158
Less: Allowance for loan losses	(156)	—
Carrying amount, net of allowance	$26,831	$34,158

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 4. Loans and Allowance for Loan Losses, Continued

Purchased Credit Impaired Loans (continued):

The following is a summary of the accretable yield on acquired loans for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Accretable yield, beginning of period	$7,052	$9,287
Additions	—	2,416
Accretion income	(4,627)	(5,368)
Reclassification from nonaccretable	3,555	1,494
Other changes, net	2,474	(777)
Accretable yield, end of period	$8,454	$7,052

There were $156 thousand allowance for loan losses on purchase credit impaired loans at the year ended December 31, 2019. There were no allowance for loan losses on purchase credit impaired loans at the year ended December 31, 2018.

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
December 31, 2019 and 2018

Note 4. Loans and Allowance for Loan Losses, Continued

Related Party Loans:

In the ordinary course of business, the Company has granted loans to certain related interests, including directors, executive officers, and their affiliates (collectively referred to as "related parties"). Such loans are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. A summary of activity in loans to related parties is as follows (in thousands):

	2019	2018
Balance, beginning of year	$31,246	$18,330
Disbursements	16,297	34,639
Repayments	(23,452)	(21,723)
Balance, end of year	$24,091	$31,246

At December 31, 2019, the Company had pre-approved but unused lines of credit totaling approximately $5.2 million to related parties.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018
Note 5. Premises and Equipment
A summary of premises and equipment at December 31, 2019 and 2018, is as follows (in thousands):

	Useful Life	2019	2018
Land and land improvements	Indefinite	$14,712	$14,712
Building and leasehold improvements	15-40 years	38,640	36,640
Furniture, fixtures and equipment	3-7 years	13,744	12,318
Construction in progress		5,523	2,875
Total, gross		72,619	66,545
Accumulated depreciation		(13,186)	(10,533)
Total, net		$59,433	$56,012

At December 31, 2019 management estimates the cost necessary to complete the construction in progress will be approximately $1.4 million.

Depreciation and amortization expense was $2.8 million and $2.6 million for the years ended December 31, 2019 and 2018, respectively.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 6. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 and all subsequent ASUs that modified this topic (collectively referred to as "Topic 842"). For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Substantially all of the leases in which the Company is the lessee are comprised of real estate for branches and office space with terms extending through 2034. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (dollars in thousands):

		December 31,
	Classification	2019
Assets:
Operating lease right-of-use assets	Other assets	$5,470
Liabilities:
Operating lease liabilities	Other liabilities	$5,479

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

As of December 31, 2019, the weighted average remaining lease term was 11.55 years and the weighted average discount rate was 2.73%.
The following table represents lease costs and other lease information as of December 31, 2019, in thousands. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands).

2019
Lease costs:
Operating lease costs	$703
Short-term lease costs	12
Variable lease costs	95
Total	$810
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$693

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 6. Leases, Continued

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2019 were as follows (in thousands):

2020	$898
2021	773
2022	594
2023	445
2024	366
Thereafter	3,382
Total future minimum lease payments	6,458
Amounts representing interest	(979)
Present value of net future minimum lease payments	$5,479

Lease expense for the years ended December 31, 2019 and 2018, was $875 thousand and $795 thousand, respectively.

The Company entered into two leasing arrangements for branch offices with companies that are wholly owned by a board of director’s immediate family. The Company has determined that these leasing arrangements were considered economically fair and in the best interest of the Company. For the years ended December 31, 2019 and 2018, the Company paid $89 thousand and $42 thousand, respectively, for base rent payments.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 7. Deposits

The aggregate amount of time deposits in denominations of $250,000 or more was $136.5 million and $165.1 million at December 31, 2019 and 2018, respectively. At December 31, 2019, the scheduled maturities of time deposits are as follows (in thousands):

2020	$507,836
2021	104,137
2022	34,929
2023	13,988
2024	18,445
Thereafter	—
Total	$679,335

As of December 31, 2019 and 2018, there was a fair value adjustment of $206 thousand and $759 thousand, respectively, to time deposits as a result of business combinations.
At December 31, 2019 and 2018, the Company had $254 thousand and $747 thousand, respectively, of deposit accounts in overdraft status that have been reclassified to loans on the accompanying consolidated balance sheets. From time to time, the Company engages in deposit transactions with its directors, executive officers and their related interests (collectively referred to as "related parties"). Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits was $16.8 million and $24.3 million at December 31, 2019 and 2018, respectively.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 8. Goodwill and Intangible Assets

Goodwill and Intangible Assets:

In accordance with FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year. For 2019, the results of the qualitative assessment provided no indication of potential impairment. Goodwill will continue to be monitored for triggering events that may indicate impairment prior to the next scheduled annual impairment test. As of December 31, 2019 and 2018, the Company had $65.6 million and $66.1 million, respectively of goodwill.

The Company's intangible assets, consist of core deposit intangibles, and is initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits. The intangible assets were evaluated for impairment as of December 31, 2019, and based on that evaluation it was determined that there was no impairment.

The following table presents information about our core deposit premium intangible asset at December 31 (in thousands):

	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible asset:
Core deposit intangible	$14,549	$2,970	$14,549	$1,602

The following table presents information about aggregate amortization expense for 2019 and 2018 and for the succeeding fiscal years as follows (in thousands):

	2019	2018
Aggregate amortization expense of core deposit premium intangible	$1,368	$976

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 8. Goodwill and Intangible Assets, Continued

Goodwill and Intangible Assets (continued):

Estimated aggregate amortization expense of the core deposit premium intangible for the year ending December 31 (in thousands):

2020	$1,351
2021	1,334
2022	1,317
2023	1,302
2024	1,301
Thereafter	4,974
Total	$11,579

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 9. Income Taxes

Income tax expense in the consolidated statements of income for the years ended December 31, 2019 and 2018, includes the following (in thousands):

	2019	2018
Current tax expense
Federal	$5,143	$661
State	974	141
Deferred tax expense related to:
Federal	678	1,992
State	102	439
Total income tax expense	$6,897	$3,233

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory income tax rate of 21 percent. The reasons for this difference are as follows (in thousands):

	2019	2018
Federal income tax expense computed at the statutory rate	$7,024	$4,481
State income taxes, net of federal tax benefit	872	551
Nondeductible acquisition expenses	—	138
Tax-exempt interest	(469)	(121)
Tax benefit from stock options	(24)	(1,786)
Other	(506)	(30)
Total income tax expense	$6,897	$3,233

During 2018, the Company recorded a tax benefit from stock options exercised during 2017. This reduced our tax provision by $1.6 million for the year ended December 31, 2018.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 9. Income Taxes, Continued

The components of the net deferred tax asset as of December 31, 2019 and 2018, were as follows (in thousands):

	2019	2018
Deferred tax assets:
Allowance for loan losses	$2,688	$2,172
Fair value adjustments	4,098	6,086
Unrealized losses on securities	—	659
Unrealized losses on hedges or derivative securities	79	280
OREO	25	271
Deferred compensation	976	833
Lease liability	1,438	—
Federal net operating loss carryforward	221	350
Other	442	440
Total deferred tax assets	9,967	11,091
Deferred tax liabilities:
Accumulated depreciation	1,610	1,875
Core deposit intangible	2,971	3,332
Right of use asset	1,435	—
Unrealized gains on investment securities	139	—
Other	332	286
Total deferred tax liabilities	6,487	5,493
Net deferred tax asset	$3,480	$5,598

The Company has a Federal net operating loss carryforward of $1.1 million acquired with the acquisition of Foothills Bancorp. This federal net operating loss does not expire. The income tax returns of the Company for 2018, 2017, and 2016 are subject to examination by the federal and state taxing authorities, generally for three years after they were filed.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018
Note 10.     Federal Home Loan Bank Advances and Other Borrowings

FHLB borrowings:

The Bank has agreements with the Federal Home Loan Bank of Cincinnati ("FHLB") that can provide advances to the Bank in an amount up to $47.1 million. All of the loans are secured by first mortgages on 1-4 family residential, multi-family properties and commercial properties and are pledged as collateral for these advances. There were no securities pledged to FHLB at December 31, 2019 and 2018.

At December 31, 2019, FHLB advances consist of the following (amounts in thousands):

Long-term advance dated September 10, 2019, requiring monthly interest payments, fixed at 0.93%, with a put option exercisable in September 10, 2020 and then quarterly thereafter, principal due in September 2029.	$25,000

There we no FHLB advances at December 31, 2018.

On agreements with put options, the FHLB has the right, at its discretion, to terminate the entire advance prior to the stated maturity date. The termination option may only be exercised on the expiration date of the predetermined lockout period and on a quarterly basis thereafter.

Borrowings:

On May 1, 2018, the Company entered into a loan agreement in the amount of $500 thousand at a rate of 4.75% with semi-annual payments of principal plus accrued interest over an amortization period of ten years. The outstanding principal balance of the borrowing at December 31, 2019 and 2018 was $439 thousand and $480 thousand, respectively, with a maturity on April 30, 2028.

Scheduled maturities:

At December 31, 2019, scheduled maturities of the FHLB advances and other borrowings are as follows (amounts in thousands):

2020	$43
2021	45
2022	47
2023	50
2024	52
Thereafter	25,202
Total	$25,439

There were no federal funds purchased as of December 31, 2019. Federal funds purchased as of December 31, 2018 totaled $10.8 million.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 11.     Subordinated debt

On September 28, 2018 the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which was outstanding as of December 31, 2019 and 2018. Unamortized debt issuance cost was $739 thousand and $823 thousand at December 31, 2019 and 2018, respectively.

The Notes initially bears interest at a rate of 5.625% per annum from and including September 28, 2018, to but excluding October 2, 2023, with interest during this period payable semi-annually in arrears. From and including October 2, 2023, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month LIBOR, or an alternative rate determined in accordance with the terms of the Notes if three-month LIBOR cannot be determined, plus 255 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company, in whole or in part, on or after October 2, 2023, and at any time, in whole but not in part, upon the occurrence of certain events. The Notes have been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes.

The Notes debt issuance costs totaled $842 thousand and will be amortized through the Notes' maturity date. Amortization expense totaled $84 thousand and $19 thousand during the twelve month periods of December 31, 2019 and 2018, respectively.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 12.     Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401 (k) of the Internal Revenue Code covering substantially all employees. After one year of service the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company's expense related to the Plan was $818 thousand in 2019 and $716 thousand in 2018.

Stock Option Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as ‘Rights”). At December 31, 2019, the Company had one active equity incentive plan administered by the Board of Directors, the 2015 Stock Incentive Plan. The Company had 33,059 Rights issued and 1,916,507 Rights available for grants or awards under this plan.

In addition to the 2015 Stock Incentive Plan, the Company has 38,250 Rights issued from the Cornerstone Bancshares, Inc. 2002 Long Term Incentive Plan, 51,750 Rights issued from the Cornerstone Non-Qualified Plan Options, and 13,599 Rights issued from the Capstone Stock Option Plan. These plans do not have any Rights available for future grants or awards.

A summary of the status of these stock option plans is presented in the following table:

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2018	170,625	$10.61
Granted	—	—
Exercised	(31,931)	11.85
Forfeited	(2,036)	12.20
Outstanding at December 31, 2019	136,658	$10.29
Exercisable at December 31, 2019	136,658	$10.29

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2017	316,574	$11.82
Granted	—	—
Exercised	(132,783)	11.39
Forfeited	(13,166)	31.96
Outstanding at December 31, 2018	170,625	$10.61
Exercisable at December 31, 2018	157,218	$11.78

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 12. Employee Benefit Plans, Continued

Stock Option Plans (continued):

Information pertaining to options outstanding at December 31, 2019, is as follows:

	Options Outstanding			Options Exercisable
		Weighted- Average Remaining	Weighted- Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$6.60	25,000	1.9 years	$6.60	25,000	$6.60
6.80	13,250	1.2 years	6.80	13,250	6.80
9.48	21,000	2.9 years	9.48	21,000	9.48
9.60	30,750	3.2 years	9.60	30,750	9.60
11.76	13,599	0.7 years	11.76	13,599	11.76
15.05	33,059	5.5 years	15.05	33,059	15.05

Outstanding, end of year	136,658	3.01 years	$10.29	136,658	$10.29

The Company recognized stock option compensation expense of $121 thousand and $134 thousand for the periods ended December 31, 2019 and 2018, respectively. Stock appreciation rights compensation expense of $134 thousand and $34 thousand was recognized for the period ended December 31, 2019 and 2018, respectively. Direct stock grant expense issued to local advisory board members of $65 thousand and $9 thousand was included in salary and benefit expense for the period ended December 31, 2019 and 2018, respectively. The total fair value of shares underlying the options which vested during the periods ended December 31, 2019 and 2018, was $317 thousand and $244 thousand, respectively. The income tax benefit recognized for the exercise of options for the periods ended December 31, 2019 and 2018 was $61 thousand and $319 thousand respectively.

The intrinsic value of options exercised during the periods ended December 31, 2019 and 2018 was $372 thousand and $1.5 million, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2019 was $1.8 million. Cash received from options exercised under all share-based payment arrangements for the period ended December 31, 2019 was $374 thousand.

Information related to non-vested options for the period ended December 31, 2019, is as follows:

	Number	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2018	13,407	$15.05
Granted	—	—
Vested	(13,407)	15.05
Forfeited/expired	—	—
Nonvested at December 31, 2019	—	$—

As of December 31, 2019, all options are fully vested and currently no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans. There were no stock options granted during the twelve months period ended December 31, 2019 and December 31, 2018.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 12. Employee Benefit Plans, Continued

Restricted Stock Awards:

A summary of the activity of the Company's unvested restricted stock awards for the year ended December 31, 2019 is presented below:

The following table summarizes activity relating to non-vested restricted stock awards:

	Number	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2018	29,500	$24.38
Granted	40,400	18.49
Vested	(3,000)	20.90
Forfeited/expired	(1,500)	18.12
Nonvested at December 31, 2019	65,400	$21.04

The Company measures the fair value of restricted shares based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. For the years ended December 31, 2019 and 2018, compensation expense was $396 thousand and $263 thousand, respectively, for restricted stock awards. As of December 31, 2019, there was$844 thousand of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 3.18 years. The grant-date fair value of restricted stock grants vested was $63 thousand for the year ended December 31, 2019, no restricted stock vested during the year ended December 31, 2018.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 13. Securities Sold Under Agreements to Repurchase

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

At December 31, 2019 and 2018, the Company had securities sold under agreements to repurchase of $6.2 million and $11.8 million, respectively, with commercial checking customers which were secured by the Company's securities.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 14. Commitments and Contingencies

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

A summary of the Company's total contractual amount for all off-balance sheet commitments at December 31, 2019 is as follows (in thousands):

Commitments to extend credit	$384,411
Standby letters of credit	11,727

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

At December 31, 2019 and 2018, the carrying amount of liabilities related to the Company's obligation to perform under standby letters of credit was insignificant. The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on standby letters of credit for the years ended December 31, 2019 and 2018.

Contingencies:

In the normal course of business, the Company may become involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's consolidated financial statements.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018
Note 15. Regulatory Matters

Regulatory Capital Requirements:

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in at the rate of 0.625% per year from 0.0% in 2015 to 2.50% on January 1, 2019. The capital conservation buffer for 2018 is 1.875% and for 2019 is 2.50%. At December 31, 2019 and 2018 the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

Regulatory Restrictions on Dividends:

Pursuant to Tennessee banking law, the Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to the Company in a calendar year in excess of the total of the Bank's retained net income for that year plus the retained net income for the preceding two years. During the year ended December 31, 2019, SmartBank paid no dividends to the Company. As of December 31, 2019, the Bank could pay approximately $55.5 million of additional dividends to the Company without prior approval of the Commissioner of the TDFI.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 15. Regulatory Matters, Continued

Regulatory Capital Levels:

Actual and required capital levels at December 31, 2019 and 2018 are presented below (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$287,937	14.02%	$164,313	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	238,433	11.61%	123,235	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	238,433	11.61%	92,426	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	238,433	10.34%	92,258	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$273,432	13.31%	$164,305	8.00%	$205,382	10.00%
Tier 1 Capital (to Risk Weighted Assets)	263,189	12.81%	123,229	6.00%	164,305	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	263,189	12.81%	92,422	4.50%	133,498	6.50%
Tier 1 Capital (to Average Assets)[2]	263,189	11.41%	92,254	4.00%	115,317	5.00%

December 31, 2018
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$257,545	13.47%	$152,971	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	210,093	10.99%	114,728	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	210,093	10.99%	86,046	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	210,093	9.91%	84,821	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$243,774	12.74%	$153,017	8.00%	$191,271	10.00%
Tier 1 Capital (to Risk Weighted Assets)	235,499	12.31%	114,763	6.00%	153,017	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	235,499	12.31%	86,072	4.50%	124,326	6.50%
Tier 1 Capital (to Average Assets)	235,499	11.17%	84,300	4.00%	105,375	5.00%
1The prompt corrective action provisions are applicable at the Bank level only.
2Average assets for the above calculations were based on the most recent quarter.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 16. Concentrations of Credit Risk

The Company originates primarily commercial, residential, and consumer loans to customers in Tennessee, Florida, Georgia and Alabama. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

Eighty-two percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market areas. Commercial real estate, including commercial construction loans, represented 56% of the loan portfolio at December 31, 2019, and 55% of the loan portfolio at December 31, 2018. Accordingly, the ultimate collectability of the loan portfolio and recovery of the carrying amount of OREO is susceptible to changes in real estate conditions in the Company's primary market areas. The other concentrations of credit by type of loan are set forth in Note 4.

The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $84.3 million.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 17. Fair Value of Assets and Liabilities

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

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities.

Level 2 - Valuation is based on inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

The following methodologies were used by the Company in estimating fair value disclosures for financial instruments:

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

Restricted Investments: It is not practicable to determine the fair value of restricted investments due the restrictions placed on its transferability and are not readily marketable and are evaluated for impairment based on the ultimate recoverability of the par value.

Loans: Fair value for variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair value for fixed rate loans are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. These methods are considered Level 3 inputs.

Deposits: The fair values for demand deposits (for example, interest and noninterest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

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

Measurements of Fair Value:

Assets recorded at fair value on a recurring basis are as follows, in thousands

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2019
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$19,000	$—	$19,000	$—
Municipal securities	64,391	—	64,391	—
Other debt securities	3,470	—	3,470	—
Mortgage-backed securities	91,487	—	91,487	—
Total securities available-for-sale	$178,348	$—	$178,348	$—

Liabilities:
Derivative financial instruments	$3,446	$—	$3,446	$—

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2018
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$43,503	$—	$43,503	$—
Municipal securities	55,161	—	55,161	—
Other debt securities	910	—	910	—
Mortgage-backed securities	102,114	—	102,114	—
Total securities available-for-sale	$201,688	$—	$201,688	$—

Liabilities:
Derivative financial instruments	$1,174	$—	$1,174	$—

The Company has no assets or liabilities whose fair values are measured on a recurring basis using Level 3 inputs. Additionally, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

Assets Measured at Fair Value on a Nonrecurring Basis:

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis, (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2019:
Impaired loans	$2,185	$—	$—	$2,185
OREO	1,757	—	—	1,757

December 31, 2018:
Impaired loans	$671	$—	$—	$671
OREO	2,495	—	—	2,495

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

For Level 3 assets measured at fair value, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

	Fair Value	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
December 31, 2019:
Impaired loans	$2,185	Appraisal and cashflow	Appraisal and cashflow discounts	22%
OREO	1,757	Appraisal	Appraisal discounts	29%

December 31, 2018:
Impaired loans	$671	Appraisal	Appraisal discounts	44%
OREO	2,495	Appraisal	Appraisal discounts	23%

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

OREO: OREO assets, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at fair value less estimated costs to sell upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, a loss is recognized in noninterest expense.

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments at December 31, 2019 and December 31, 2018 are as follows (in thousands):

	December 31, 2019
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$183,971	183,971	—	—	$183,971
Securities available-for-sale	178,348	—	178,348	—	178,348
Restricted investments	12,913	N/A	N/A	N/A	N/A
Loans, net	1,893,005	—	—	1,879,825	1,879,825

Liabilities:
Noninterest-bearing demand deposits	364,155	—	364,155	—	364,155
Interest-bearing demand deposits	380,234	—	380,234	—	380,234
Money Market and Savings deposits	623,284	—	623,284	—	623,284
Time deposits	679,541	—	681,902	—	681,902
Securities sold under agreements to repurchase	6,184	—	6,184	—	6,184
Federal Home Loan Bank advances and other borrowings	25,439	—	24,845	—	24,845
Subordinated debt	39,261	—	—	35,868	35,868
Derivative financial instruments	3,446	—	3,446	—	3,446

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

	December 31, 2018
		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Assets:
Cash and cash equivalents	$115,822	115,822	—	—	$115,822
Securities available-for-sale	201,688	—	201,688	—	201,688
Restricted investments	11,499	N/A	N/A	N/A	N/A
Loans, net	1,768,964	—	—	1,766,838	1,766,838

Liabilities:
Noninterest-bearing demand deposits	319,861	—	319,861	—	319,861
Interest-bearing demand deposits	311,482	—	311,482	—	311,482
Money Market and Savings deposits	641,945	—	641,945	—	641,945
Time deposits	648,675	—	648,169	—	649,169
Securities sold under agreements to repurchase	11,756	—	11,756	—	11,756
Federal Home Loan Bank advances and other borrowings	11,243	—	11,243	—	11,243
Subordinated debt	39,177	—	—	39,190	39,190
Derivative financial instruments	1,174	—	1,174	—	1,174

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 18. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were no antidilutive shares for the years ended December 31, 2019 and 2018.

(Dollars in thousands, except share and per share amounts)	2019	2018
Basic earnings per share computation:
Net income available to common stockholders	$26,548	$18,102
Average common shares outstanding – basic	13,953,497	12,423,618
Basic earnings per share	$1.90	$1.46
Diluted earnings per share computation:
Net income available to common stockholders	$26,548	$18,102
Average common shares outstanding – basic	13,953,497	12,423,618
Incremental shares from assumed conversions:
Stock options and restricted stock	92,869	94,022
Average common shares outstanding - diluted	14,046,366	12,517,640
Diluted earnings per share	$1.89	$1.45

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 19. Condensed Parent Information

(Dollars in thousands)

CONDENSED BALANCE SHEETS
December 31, 2019 and 2018
(Dollars in thousands)
	2019	2018
ASSETS:
Cash	$13,155	$13,684
Investment in subsidiaries	337,503	308,422
Other assets	1,996	99

Total assets	$352,654	$322,205

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Other liabilities	$646	$17
Other borrowings	39,261	39,177

Total liabilities	39,907	39,194

Stockholders’ equity	312,747	283,011

Total liabilities and stockholders’ equity	$352,654	$322,205

CONDENSED STATEMENTS OF INCOME
Years ended December 31, 2019 and 2018
(Dollars in thousands)
	2019	2018
INCOME:
Interest income	$—	$21
Merger termination fee	6,400	—
Total income	6,400	21

EXPENSES:
Interest expense	2,341	1,005
Other operating expenses	2,755	2,822
Total expense	5,096	3,827

Income (loss) before equity in undistributed earnings of subsidiaries and income tax benefit	1,304	(3,806)
Income tax expense	(389)	(833)
Income before equity in undistributed net income of subsidiaries	915	(4,639)
Equity in undistributed earnings of subsidiaries	25,633	22,741
Net income	$26,548	$18,102

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 19. Condensed Parent Information, Continued

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2019 and 2018
(Dollars in thousands)
	2019	2018
Cash flows from operating activities:
Net income	$26,548	$18,102
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed income of subsidiary	(25,633)	(22,741)
Other assets	(1,894)	568
Other liabilities	712	1,063
Net cash used in operating activities	(267)	(3,008)

Cash flows from investing activities:
Net cash paid for business combinations	—	(5,930)
Equity contribution to subsidiary	—	(12,000)
Net cash used in investing activities	—	(17,930)

Cash flows from financing activities:
Repayment of note payable	—	(10,000)
Issuance of subordination debt	—	39,158
Proceeds from issuance of common stock	438	1,528
Cash dividends paid	(700)	—
Net cash (used) provided by financing activities	(262)	30,686

Net change in cash and cash equivalents	(529)	9,748

Cash and cash equivalents, beginning of year	13,684	3,936

Cash and cash equivalents, end of period	$13,155	$13,684

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 20. Derivatives

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

A summary of the Company's fair value hedge relationships as of December 31, 2019 and 2018 are as follows (in thousands):

Liability derivatives	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
December 31, 2019:
Interest rate swap agreements - securities	Other liabilities	8.20	3.09%	3 month LIBOR	$36,000	$(3,446)
December 31, 2018:
Interest rate swap agreements - securities	Other liabilities	9.23	3.10%	3 month LIBOR	$35,000	$(1,174)

The effects of the Company's fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Twelve Months Ended December 31,
	2019	2018
Interest income on tax-exempt securities	$1,741	$1,145
Effects of fair value hedge relationships	(223)	(51)
Reported interest income on tax-exempt securities	$1,518	$1,094

	Twelve Months Ended December 31,
Gain (loss) on fair value hedging relationship	2019	2018
Interest rate swap agreements - securities:
Hedged items	$(3,446)	$(1,174)
Derivative designated as hedging instruments	$3,446	$1,174

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2019 and 2018 (in thousands):

Line item on the balance sheet	Carrying Amount of the Hedged Assets (in thousands)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
December 31, 2019
Securities available-for-sale	$42,710	$3,446
December 31, 2018
Securities available-for-sale	$39,730	$1,174

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 21. Other Comprehensive (loss) income.

The tax effects allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	Before Tax Amount	Tax Expense Benefit	Net of Tax Amount
December 31, 2019
Securities available-for-sale:
Change in net unrealized gain/loss during the period	$3,092	$802	$2,290
Reclassification adjustment for gains in net income	(34)	(9)	(25)
Total securities available-for-sale	3,058	793	2,265

Derivative financial instruments:
Change in net unrealized gain/loss during the period	905	237	668

Total other comprehensive income (loss)	$3,963	$1,030	$2,933

December 31, 2018
Securities available-for-sale:
Change in net unrealized gain/loss during the period	$(1,058)	$(277)	$(781)
Reclassification adjustment for gains in net income	(1)	—	(1)
Total securities available-for-sale	(1,059)	(277)	(782)

Derivative financial instruments:
Change in net unrealized gain/loss during the period	(1,064)	(279)	(785)

Total other comprehensive income (loss)	$(2,123)	$(556)	$(1,567)

SmartFinancial, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Activity in accumulated other comprehensive income, net of tax, was as follows (dollars in thousands):

	Securities Available-for-Sale	Fair Value Municipal Security Hedges	Accumulated Other Comprehensive Income
Balance, January 1, 2019	$(1,979)	$(786)	$(2,765)

Other comprehensive income (loss)	2,395	563	2,958
Reclassification of amounts included in net income	(25)	—	(25)
Net other comprehensive income (loss) during period	2,370	563	2,933

Balance, December 31, 2019	$391	$(223)	$168

Balance, January 1, 2018	$(1,198)	$—	$(1,198)

Other comprehensive income (loss)	(780)	(786)	(1,566)
Reclassification of amounts included in net income	(1)	—	(1)
Net other comprehensive income (loss) during period	(781)	(786)	(1,567)

Balance, December 31, 2018	$(1,979)	$(786)	$(2,765)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SmartFinancial maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. SmartFinancial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2019. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, SmartFinancial’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of SmartFinancial’s management on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 28, 2020 under the headings “Proposal One Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance and Board of Directors,” “Compensation of Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 28, 2020 under the headings, “Proposal One Election of the Directors” and “Compensation of Directors and Executive Officers.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item will be included in SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 28, 2020 under the heading, “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes information concerning SmartFinancial’s equity compensation plans at December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:
2002 Long-Term Incentive Plan	38,250	$6.67	—
2015 Stock Incentive Plan	33,059	15.05	1,916,507
Capstone Stock Option Plan	13,599	11.76	—
Equity compensation plans not approved by shareholders	51,750	9.55	—
Total	136,658	$10.29	1,916,507

Equity Compensation Plans not Approved by Shareholders

During 2013 and 2014, Cornerstone issued non-qualified options to employees and directors. These non-qualified options are governed by the grant document issued to the holders. The non-qualified stock options for employees were issued at the market value of the common stock on the grant date and vest 30% on the second anniversary of the grant date, 60% on the third anniversary of the grant date and 100% on the fourth anniversary of the grant date. The non-qualified stock options for directors are issued at the market value of the common stock on the grant date and vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date. The term of all grants were determined by the compensation committee, not to exceed ten years. As of December 31, 2019, a total of 128,500 non-qualified stock options had been issued to Company employees and directors, of which 51,750 remained outstanding and exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 28, 2020 under the heading, “Proposal One Election of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is incorporated by reference to SmartFinancial's proxy statement for the annual meeting of stockholders to be held May 28, 2020 under the heading, “Proposal Two Ratification of Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:
(1)	Financial Statements

The following report and consolidated financial statements of SmartFinancial and Subsidiary are included in Item 8:

Report of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit Index

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of May 22, 2017, by and among SmartFinancial, Inc., SmartBank, Capstone Bancshares, Inc. and Capstone Bank†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed November 7, 2017

2.2	Agreement and Plan of Merger, dated as of December 12, 2017, by and among SmartFinancial, Inc., Tennessee Bancshares, Inc., and Southern Community Bank†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed December 13, 2017

2.3	Agreement and Plan of Merger, dated as of June 27, 2018, by and among SmartFinancial, Inc., Foothills Bancorp, Inc., and Foothills Bank & Trust†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed June 27, 2018

2.4	Agreement and Plan of Merger, dated as of October 29, 2019, by and between SmartFinancial, Inc. and Progressive Financial Group Inc.†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 30, 2019

3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015

3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015

4.1	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2016

4.3	Form of Fixed-to-Floating Rate Subordinated Note due October 2, 2028	Incorporated by reference to Exhibit 4.1 to Form 8-K filed October 1, 2018

10.1**	SmartFinancial, Inc. 2015 Stock Incentive Plan	Incorporated by reference to Exhibit H to the Form S-4 filed April 16, 2015

10.2**	Form of 2015 Stock Incentive Agreement	Incorporated by reference to Exhibit 10.2 to From 10-K filed March 30, 2016

10.3**	SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 8-K filed September 2, 2015

10.4**	Form of Incentive Stock Option Certificate under SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.7 to Form 8-K filed September 2, 2015

10.5**	SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.6**	Form of Management Incentive Stock Option Agreement under SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.8 to Form 8-K filed September 2, 2015

10.7**	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Jr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 2, 2015

10.8**	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Sr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.3 to Form 8-K filed September 2, 2015

10.9**	Employment Agreement, dated as of April 15, 2015, by and among C. Bryan Johnson, SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2015

10.10**	Employment Agreement with Gary W. Petty, Jr. dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc., Cornerstone Community Bank, and Gary W. Petty, Jr.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 10, 2014

10.11**	First Amendment to Employment Agreement by and among Gary W. Petty, Jr., SmartFinancial, Inc. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 9, 2015

10.12	Form of Subscription Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2015

10.13	Form of Registration Rights Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 20, 2015

10.14**	Employment Agreement with Nathaniel F. Hughes, dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 10, 2014

10.15**	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 5, 2004

10.16**	Form of Unqualified Stock Option Award Agreement under 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.22 to Form 10-K filed March 30, 2016

10.17**	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 8, 2017

10.18**	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 8, 2017

10.19**	Employment Agreement, dated as of February 1, 2015, by and among Rhett Jordan, SmartFinancial, Inc. and SmartBank	Incorporated by Reference to Exhibit 10.21 to Form 10-K filed March 16, 2018

10.20**	Employment Agreement, dated as of February 1, 2015, by and among Greg L. Davis and SmartBank	Incorporated by Reference to Exhibit 10.21 to Form 10-K filed March 16, 2018

10.21**	Employment Agreement, dated as of May 22, 2017, by and between SmartBank and Robert Kuhn	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 7, 2017

10.22*	Capstone Bancshares, Inc. 2008 Long-Term Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 7, 2017

10.23*	Form of Award Agreement under Capstone Bancshares, Inc. 2008 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Form 8-K filed November 7, 2017

10.24*	Salary Continuation Agreement, dated August 11, 2010, by and between Capstone Bank and Robert W. Kuhn	Incorporated by reference to Exhibit 10.4 to Form 8-K filed November 7, 2017

10.25	Loan Agreement, dated as of October 31, 2017, by and between SmartFinancial, Inc. and CapStar Bank	Incorporated by reference to Exhibit 2.2 to Form 10-Q filed November, 14, 2017

10.26	Stock Pledge and Security Agreement, dated as of October 31, 2017, by and between SmartFinancial, Inc. and CapStar Bank	Incorporated by reference to Exhibit 2.3 to Form 10-Q filed November, 14, 2017

10.27	Line of Credit Note, dated as of October 31, 2017, executed by SmartFinancial, Inc. in favor of CapStar Bank	Incorporated by reference to Exhibit 2.4 to Form 10-Q filed November, 14, 2017

10.28	Form of Subordinated Note Purchase Agreement dated September 28, 2018, for SmartFinancial, Inc. Fixed-to-Floating Rate Subordinate Notes due October 2, 2028	Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2018

16.1	Letter to the Securities and Exchange Commission from Mauldin & Jenkins, LLC	Incorporated by reference to Exhibit 16.1 to Form 8-K filed March 27, 2018

21.1	SmartFinancial, Inc. List of Subsidiaries	Filed herewith

23.1	Consent of Dixon Hughes Goodman LLP	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32.0	Section 906 certifications of Principal Executive Officer and Principal Financial Officer	Filed herewith

101.INS*	XBRL Instance Document	Filed herewith

101.SCH*	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

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

SMARTFINANCIAL, INC.

Date: March 12, 2020	By:	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer and Director
(principal executive officer)

By:	/s/ Ron Gorczynski
Ron Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Y. Carroll, Jr.	President and Chief Executive Officer and Director	March 12, 2020
William Y. Carroll, Jr.
(Principal Executive Officer)

/s/ Ron Gorczynski	Executive Vice President and Chief Financial Officer	March 12, 2020
Ron Gorczynski
(Principal Financial Officer and Principal Accounting Officer)

/s/ Victor L. Barrett	Director	March 12, 2020
Victor L. Barrett

/s/ Monique P. Berke	Director	March 12, 2020
Monique P. Berke

/s/ William Y. Carroll, Sr.	Director	March 12, 2020
William Y. Carroll, Sr.

/s/ Frank S. McDonald	Director	March 12, 2020
Frank S. McDonald

/s/ Ted C. Miller	Director	March 12, 2020
Ted C. Miller

/s/ Miller Welborn	Director	March 12, 2020
Miller Welborn

/s/ Keith E. Whaley	Director	March 12, 2020
Keith E. Whaley

/s/ Geoffrey A. Wolpert	Director	March 12, 2020
Geoffrey A. Wolpert

/s/ Steven B. Tucker	Director	March 12, 2020
Steven B. Tucker

/s/ J. Beau Wicks	Director	March 12, 2020
J. Beau Wicks

/s/ Clifton Miller	Director	March 12, 2020
Clifton Miller

/s/ Ottis Phillips	Director	March 12, 2020
Ottis Phillips