Form 10-K/A
period 2019-12-31
SMARTFINANCIAL INC.
filed 2020-03-16
CIK 1038773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________________

FORM 10-K/A
(Amendment No. 1)
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
EXPLANATORY NOTE

SmartFinancial, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 12, 2020. The sole purpose of this Amendment is to:

a.refile Exhibit 32 that was originally filed with the Form 10-K to (a) correct a typographical error within the exhibit that resulted in the exhibit inadvertently referring to C. Bryan Johnson, rather than Ronald J. Gorczynski, as the Executive Vice President and Chief Financial Officer of the Company, and (b) correct a reference in the exhibit to the year ended December 31, 2018 that should have instead referred to the year ended December 31, 2019; and
b.refile Exhibit 21.1 to include Rains Agency Inc., which the Company acquired as an indirect subsidiary on March 1, 2020.

This Amendment speaks as of the original filing date, does not reflect events occurring after the filing of the Form 10-K and does not modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing, and except for the change to Exhibit 21.1 and Exhibit 32 described above, this Amendment does not otherwise update any exhibits as originally filed or previously amended. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including additional certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

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

(3)	The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit Index

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of May 22, 2017, by and among SmartFinancial, Inc., SmartBank, Capstone Bancshares, Inc. and Capstone Bank†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed November 7, 2017

2.2	Agreement and Plan of Merger, dated as of December 12, 2017, by and among SmartFinancial, Inc., Tennessee Bancshares, Inc., and Southern Community Bank†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed December 13, 2017

2.3	Agreement and Plan of Merger, dated as of June 27, 2018, by and among SmartFinancial, Inc., Foothills Bancorp, Inc., and Foothills Bank & Trust†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed June 27, 2018

2.4	Agreement and Plan of Merger, dated as of October 29, 2019, by and between SmartFinancial, Inc. and Progressive Financial Group Inc.†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 30, 2019

3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015

3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015

4.1	The right of securities holders are defined in the Charter and Bylaws provided in exhibits 3.1 and 3.2

4.2	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2016

4.3	Form of Fixed-to-Floating Rate Subordinated Note due October 2, 2028	Incorporated by reference to Exhibit 4.1 to Form 8-K filed October 1, 2018

10.1**	SmartFinancial, Inc. 2015 Stock Incentive Plan	Incorporated by reference to Exhibit H to the Form S-4 filed April 16, 2015

10.2**	Form of 2015 Stock Incentive Agreement	Incorporated by reference to Exhibit 10.2 to From 10-K filed March 30, 2016

10.3**	SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 8-K filed September 2, 2015

10.4**	Form of Incentive Stock Option Certificate under SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.7 to Form 8-K filed September 2, 2015

10.5**	SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.6**	Form of Management Incentive Stock Option Agreement under SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.8 to Form 8-K filed September 2, 2015

10.7**	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Jr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 2, 2015

10.8**	Employment Agreement, dated as of February 1, 2015, by and among William Y. Carroll, Sr., SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.3 to Form 8-K filed September 2, 2015

10.9**	Employment Agreement, dated as of April 15, 2015, by and among C. Bryan Johnson, SmartFinancial, Inc. and SmartBank	Incorporated by reference to Exhibit 10.4 to Form 8-K filed September 2, 2015

10.10**	Employment Agreement with Gary W. Petty, Jr. dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc., Cornerstone Community Bank, and Gary W. Petty, Jr.	Incorporated by reference to Exhibit 10.3 to Form 8-K filed December 10, 2014

10.11**	First Amendment to Employment Agreement by and among Gary W. Petty, Jr., SmartFinancial, Inc. and Cornerstone Community Bank dated December 8, 2015	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 9, 2015

10.12	Form of Subscription Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2015

10.13	Form of Registration Rights Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 20, 2015

10.14**	Employment Agreement with Nathaniel F. Hughes, dated as of December 5, 2014, by and between Cornerstone Bancshares, Inc. and Nathaniel F. Hughes	Incorporated by reference to Exhibit 10.2 to Form 8-K filed December 10, 2014

10.15**	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 5, 2004

10.16**	Form of Unqualified Stock Option Award Agreement under 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.22 to Form 10-K filed March 30, 2016

10.17**	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 8, 2017

10.18**	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 8, 2017

10.19**	Employment Agreement, dated as of February 1, 2015, by and among Rhett Jordan, SmartFinancial, Inc. and SmartBank	Incorporated by Reference to Exhibit 10.21 to Form 10-K filed March 16, 2018

10.20**	Employment Agreement, dated as of February 1, 2015, by and among Greg L. Davis and SmartBank	Incorporated by Reference to Exhibit 10.21 to Form 10-K filed March 16, 2018

10.21**	Employment Agreement, dated as of May 22, 2017, by and between SmartBank and Robert Kuhn	Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 7, 2017

10.22*	Capstone Bancshares, Inc. 2008 Long-Term Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 7, 2017

10.23*	Form of Award Agreement under Capstone Bancshares, Inc. 2008 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Form 8-K filed November 7, 2017

10.24*	Salary Continuation Agreement, dated August 11, 2010, by and between Capstone Bank and Robert W. Kuhn	Incorporated by reference to Exhibit 10.4 to Form 8-K filed November 7, 2017

10.25	Loan Agreement, dated as of October 31, 2017, by and between SmartFinancial, Inc. and CapStar Bank	Incorporated by reference to Exhibit 2.2 to Form 10-Q filed November, 14, 2017

10.26	Stock Pledge and Security Agreement, dated as of October 31, 2017, by and between SmartFinancial, Inc. and CapStar Bank	Incorporated by reference to Exhibit 2.3 to Form 10-Q filed November, 14, 2017

10.27	Line of Credit Note, dated as of October 31, 2017, executed by SmartFinancial, Inc. in favor of CapStar Bank	Incorporated by reference to Exhibit 2.4 to Form 10-Q filed November, 14, 2017

10.28	Form of Subordinated Note Purchase Agreement dated September 28, 2018, for SmartFinancial, Inc. Fixed-to-Floating Rate Subordinate Notes due October 2, 2028	Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2018

16.1	Letter to the Securities and Exchange Commission from Mauldin & Jenkins, LLC	Incorporated by reference to Exhibit 16.1 to Form 8-K filed March 27, 2018

21.1	SmartFinancial, Inc. List of Subsidiaries	Filed herewith

23.1	Consent of Dixon Hughes Goodman LLP	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 12, 2020.

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32.0	Section 906 certifications of Principal Executive Officer and Principal Financial Officer	Filed herewith

101.INS*	XBRL Instance Document	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 12, 2020.

101.SCH*	XBRL Taxonomy Extension Schema	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 12, 2020.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 12, 2020.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 12, 2020.

101.LAB*	XBRL Taxonomy Extension Label Linkbase	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 12, 2020.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 12, 2020.

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

SMARTFINANCIAL, INC.

Date: March 13, 2020	By:	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer and Director
(principal executive officer)

By:	/s/ Ron Gorczynski
Ron Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.