Form 10-Q
period 2020-03-31
SMARTFINANCIAL INC.
filed 2020-05-11
CIK 1038773

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to

Commission File Number: 001-37661

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
Yes  ☐    No  ☒

As of May 8, 2020 there were 15,216,932 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	(Unaudited) March 31, 2020	December 31, 2019
ASSETS:
Cash and due from banks	$38,802	$33,205
Interest-bearing deposits with banks	194,454	127,329
Federal funds sold	75,833	23,437
Total cash and cash equivalents	309,089	183,971
Securities available-for-sale, at fair value	201,002	178,348
Other investments	14,113	12,913
Loans held for sale	6,045	5,856
Loans	2,139,247	1,897,392
Less: Allowance for loan losses	(13,431)	(10,243)
Loans, net	2,125,816	1,887,149
Premises and equipment, net	73,801	59,433
Other real estate owned	5,894	1,757
Goodwill and core deposit intangible, net	86,503	77,193
Bank owned life insurance	30,671	24,949
Other assets	20,781	17,554
Total assets	$2,873,715	$2,449,123
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$431,781	$364,155
Interest-bearing demand	444,141	380,234
Money market and savings	730,392	623,284
Time deposits	735,616	679,541
Total deposits	2,341,930	2,047,214
Securities sold under agreement to repurchase	6,164	6,184
Federal Home Loan Bank advances and other borrowings	125,439	25,439
Subordinated debt	39,283	39,261
Other liabilities	24,699	18,278
Total liabilities	2,537,515	2,136,376
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 15,221,990 and 14,008,233 shares issued and outstanding, respectively	15,222	14,008
Additional paid-in capital	254,356	232,732
Retained earnings	67,869	65,839
Accumulated other comprehensive income (loss)	(1,247)	168
Total shareholders' equity	336,200	312,747
Total liabilities and shareholders' equity	$2,873,715	$2,449,123

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Interest income:
Loans, including fees	$26,434	$24,975
Securities available-for-sale:
Taxable	679	971
Tax-exempt	283	424
Federal funds sold and other earning assets	602	573
Total interest income	27,998	26,943
Interest expense:
Deposits	4,754	5,251
Securities sold under agreements to repurchase	5	8
Federal Home Loan Bank advances and other borrowings	84	103
Subordinated debt	584	584
Total interest expense	5,427	5,946
Net interest income	22,571	20,997
Provision for loan losses	3,200	797
Net interest income after provision for loan losses	19,371	20,200
Noninterest income:
Service charges on deposit accounts	770	654
Mortgage banking	584	282
Investment services	437	169
Insurance commissions	269	—
Interchange and debit card transaction fees	276	175
Other	482	418
Total noninterest income	2,818	1,698
Noninterest expense:
Salaries and employee benefits	10,006	8,398
Occupancy and equipment	1,911	1,640
FDIC insurance	180	179
Other real estate and loan related expense	545	490
Advertising and marketing	198	295
Data processing	538	615
Professional services	711	662
Amortization of intangibles	362	344
Software as service contracts	470	567
Merger related and restructuring expenses	2,096	923
Other	1,776	1,466
Total noninterest expense	18,793	15,579
Income before income tax expense	3,396	6,319
Income tax expense	664	1,588
Net income	$2,732	$4,731
Earnings per common share:
Basic	$0.19	$0.34
Diluted	$0.19	$0.34
Weighted average common shares outstanding:
Basic	14,395,103	13,942,016
Diluted	14,479,671	14,018,163
The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$2,732	$4,731
Other comprehensive income:
Unrealized holding gains and hedge effects on securities available-for-sale arising during the period	1,095	2,851
Tax effect	(244)	(748)
Unrealized gains on securities available-for-sale arising during the period, net of tax	851	2,103
Unrealized gains (losses) on fair value municipal security hedges	(3,072)	309
Tax effect	806	(81)
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	(2,266)	228
Total other comprehensive income (loss)	(1,415)	2,331
Comprehensive income	$1,317	$7,062

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - (Unaudited)
For the Three Months Ended March 31, 2020 and 2019
(Dollars in thousands, except for share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2018	13,933,504	$13,934	$231,852	$39,991	$(2,765)	$283,011
Net income	—	—	—	4,731	—	4,731
Other comprehensive income	—	—	—	—	2,331	2,331
Common stock issued pursuant to:
Stock awards	3,298	3	61	—	—	65
Exercise of stock options	14,788	15	184	—	—	199
Stock compensation expense	—	—	143	—	—	143
Balance, March 31, 2019	13,951,590	$13,952	$232,241	$44,722	$(434)	$290,481

Balance, December 31, 2019	14,008,233	$14,008	$232,732	$65,839	$168	$312,747
Net income	—	—	—	2,732	—	2,732
Other comprehensive loss	—	—	—	—	(1,415)	(1,415)
Common stock issued pursuant to:
Exercise of stock options	14,858	15	158	—	—	173
Restricted stock, net of forfeitures	31,900	32	(32)	—	—	—
Shareholders of Progressive Financial Group, Inc.	1,292,578	1,293	23,254	—	—	24,547
Stock compensation expense	—	—	110	—	—	110
Common stock dividend ($0.05 per share)	—	—	—	(702)	—	(702)
Purchase of common stock	(125,579)	(126)	(1,866)	—	—	(1,992)
Balance, March 31, 2020	15,221,990	$15,222	$254,356	$67,869	$(1,247)	$336,200

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$2,732	$4,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,634	1,156
Accretion of fair value purchase accounting adjustments, net	(1,841)	(1,717)
Provision for loan losses	3,200	797
Stock compensation expense	110	143
Deferred income tax expense	90	1,039
Increase in cash surrender value of bank owned life insurance	(162)	(158)
Loss on disposal of fixed assets	—	7
Net losses from sale of other real estate owned	14	26
Net gains from sale of loans	(576)	(282)
Origination of loans held for sale	(15,195)	(16,805)
Proceeds from sales of loans held for sale	15,582	16,061
Net change in:
Accrued interest receivable	35	(1,093)
Accrued interest payable	784	748
Other assets	685	(1,660)
Other liabilities	2,010	4,702
Net cash provided by operating activities	9,102	7,695
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	2,115	—
Proceeds from maturities and calls of securities available-for-sale	3,250	5,000
Proceeds from paydowns of securities available-for-sale	3,816	3,173
Purchases of securities available-for-sale	(3,377)	(1,054)
Purchases of other investments	(507)	(899)
Net increase in loans	(52,721)	(61,011)
Purchases of premises and equipment	(2,429)	(1,296)
Proceeds from sale of other real estate owned	120	458
Net cash and cash equivalents received from business combination	46,132	—
Net cash used in investing activities	(3,601)	(55,629)
Cash flows from financing activities:
Net increase in deposits	22,158	72,166
Net decrease in securities sold under agreements to repurchase	(20)	(4,686)
Proceeds from Federal Home Loan Bank advances and other borrowings	100,000	50,094
Repayment of Federal Home Loan Bank advances and other borrowings	—	(52,732)
Cash dividends paid	(702)	—
Issuance of common stock	173	264
Purchase of common stock	(1,992)	—
Net cash provided by financing activities	119,617	65,106
Net change in cash and cash equivalents	125,118	17,172
Cash and cash equivalents, beginning of period	183,971	115,822
Cash and cash equivalents, end of period	$309,089	$132,994
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,643	$5,198
Cash paid during the period for income taxes	—	—
Noncash investing and financing activities:
Acquisition of real estate through foreclosure	676	55
Change in goodwill due to acquisitions	8,302	—
Initial recognition of operating lease right-of-use assets	222	2,344
Initial recognition of operating lease liabilities	222	2,344
The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business:

SmartFinancial, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the "Bank"). The Company provides a variety of financial services to individuals and corporate customers through its offices in East and Middle Tennessee, Alabama, and the Florida Panhandle. The Bank's primary deposit products are noninterest-bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

Basis of Presentation and Accounting Estimates:

The accounting and financial reporting policies of SmartFinancial (the "Company") and its wholly-owned subsidiary conform to U.S. generally accepted accounting principles (“GAAP”) and reporting guidelines of banking regulatory authorities and regulators. The accompanying interim consolidated financial statements for the Company and its wholly-owned subsidiary have not been audited. All material intercompany balances and transactions have been eliminated.
In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets and deferred taxes, other than temporary impairments of securities, the fair value of financial instruments, goodwill, and the fair value of assets acquired and liabilities assumed in acquisitions. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in the Company's annual report on Form 10-K for the year ended December 31, 2019.

Recently Issued and Adopted Accounting Pronouncements:

As of January 1, 2020, the Company adopted ASU 2019-01, Leases: Codification Improvements (“ASU 2019-01”). ASU 2019-01 provides clarification to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing essential information about leasing transactions. Specifically, ASU 2019-01 (i) allows the fair value of the underlying asset reported by lessors that are not manufacturers or dealers to continue to be its cost and not fair value as measured under the fair value definition, (ii) allows for the cash flows received for sales-type and direct financing leases to continue to be presented as results from investing, and (iii) clarifies that entities do not have to disclose the effect of the lease standard on adoption year interim amounts. The adoption of ASU 2019-01 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Not Yet Effective Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2019 as filed in its Annual Report on Form 10-K with the Securities and Exchange Commission ("SEC"). The following is a summary of recent authoritative pronouncements issued but not yet effective that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In October 2019, the Financial Accounting Standards Board approved a delay for the implementation of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The Board decided that CECL will be effective for larger Public Business Entities ("PBEs") that are SEC filers, excluding Smaller Reporting Companies ("SRCs") as currently defined by the SEC, for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For calendar-year-end companies, this will be January 1, 2020.  The determination of whether an entity is an SRC will be based on an entity’s most recent assessment in accordance with SEC regulations and the Company meets the regulations as a SRC.  For all other entities, the Board decided that CECL will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The Company does not plan to adopt this standard early and being that the Company is an SRC, adoption is required for fiscal years beginning after December 15, 2022.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify various aspects of the current guidance to promote consistent application of the standard among reporting entities by moving certain exceptions to the general principles. The amendments are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not plan to adopt this standard early and adoption should not have a material impact on the Company's consolidated financial statements.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of March 31, 2020, the Bank had provided modifications to approximately $70.1 million in loans, per the guidance stated above. This interagency guidance could have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Reclassifications:

Certain captions and amounts in the 2019 consolidated financial statements were reclassified to conform to the 2020 financial statement presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2. Business Combinations

Acquisition of Progressive Financial Inc.

On March 1, 2020, the Company completed the merger of Progressive Financial Group, Inc., a Tennessee corporation ("PFG"), pursuant to an Agreement and Plan of Merger dated October 29, 2019 (the "Merger Agreement").

In connection with the merger, the Company acquired $301 million of assets and assumed $272 million of liabilities. Pursuant to the Merger Agreement, each outstanding share of Progressive common stock was converted into and cancelled in exchange to the right to receive $474.82 in cash, and 62.3808 shares of SmartFinancial common stock. SmartFinancial issued 1,292,578 shares of SmartFinancial common stock and paid $9.8 million in cash as consideration for the Merger. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $8.3 million, representing the intangible value of Progressive's business and reputation within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company is amortizing the related core deposit intangible of $1.4 million using the effective yield method over 120 months (10 years), which represents the expected useful life of the asset.

The Company's operating results for the period ended March 31, 2020, include the operating results of the acquired business for the period subsequent to the merger date of March 1, 2020.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As recorded	Fair value	As recorded
	by PFG	adjustments (1)	by the Company
Assets:
Cash & cash equivalents	$55,971	$—	$55,971
Investment securities available-for-sale	27,054	203	27,257
Restricted investments	692	—	692
Loans	191,672	(3,691)	187,981
Allowance for loan losses	(2,832)	2,832	—
Premises and equipment, net	15,681	(2,919)	12,762
Bank owned life insurance	5,560	—	5,560
Deferred tax asset, net	—	813	813
Intangibles	—	1,370	1,370
Other real estate owned	3,695	(100)	3,595
Interest Receivable	1,061	(280)	781
Prepaids	375	(174)	201
Goodwill	231	(231)	—
Other assets	1,881	—	1,881
Total assets acquired	$301,041	$(2,177)	$298,864

Liabilities:
Deposits	$271,276	$—	$271,276
Time deposit premium	—	729	729
Payables and other liabilities	776	—	776
Total liabilities assumed	272,052	729	272,781
Excess of assets assumed over liabilities assumed	$28,989
Aggregate fair value adjustments		$(2,906)
Total identifiable net assets			26,083
Consideration transferred:
Cash			9,838
Common stock issued (1,292,578 shares)			24,547
Total fair value of consideration transferred			34,385

Goodwill			$8,302
(1) Fair values are preliminary and are subject to refinement for a period of one year after the closing date of an acquisition as information relative to the closing date fair value becomes available.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table presents additional information related to the acquired loan portfolio at the acquisition date (in thousands):

March 1, 2020
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$21,107
Non-accretable differences	4,706
Cash flows expected to be collected	16,401
Accretable yield	2,515
Fair value	$13,886

The following table discloses the impact of the merger with PFG since the acquisition date through March 31, 2020. The table also presents certain pro forma information (net interest income and noninterest income ("Revenue") and net income) as if the PFG acquisition had occurred on January 1, 2019. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

Merger-related cost from the PFG acquisition of $2.1 million have been excluded from the three months period of 2020 pro- forma information presented below and included in the three months period of 2019 pro-forma information below. The actual results and pro-forma information were as follows (in thousands):

	Three Months Ended March 31,
	Revenue	Net Income
2020:
Actual PFG results included in statement of income since acquisition date	$505	$117
Supplemental consolidation pro-forma as if PFG had been acquired January 1, 2019	28,050	4,013

2019:
Supplemental consolidation pro-forma as if PFG had been acquired January 1, 2019	$26,766	$3,513

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were 64 thousand antidilutive shares for the period ended March 31, 2020, and none for the period ended March 31, 2019.

	Three Months Ended March 31,
	2020	2019
Basic earnings per share computation:
Net income available to common stockholders	$2,732	$4,731
Average common shares outstanding - basic	14,395,103	13,942,016
Basic earnings per share	$0.19	$0.34

Diluted earnings per share computation:
Net income available to common stockholders	$2,732	$4,731
Average common shares outstanding - basic	14,395,103	13,942,016
Incremental shares from assumed conversions:
Stock options and restricted stock	84,568	76,147
Average common shares outstanding - diluted	14,479,671	14,018,163
Diluted earnings per common share	$0.19	$0.34

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 4. Securities

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020:
U.S. Government-sponsored enterprises (GSEs)	$17,012	$96	$(63)	$17,045
Municipal securities	82,599	970	(252)	83,317
Other debt securities	5,461	129	(128)	5,462
Mortgage-backed securities (GSEs)	94,306	1,482	(610)	95,178
	$199,378	$2,677	$(1,053)	$201,002

December 31, 2019:
U.S. Government-sponsored enterprises (GSEs)	$19,015	$41	$(56)	$19,000
Municipal securities	63,792	618	(19)	64,391
Other debt securities	3,481	22	(33)	3,470
Mortgage-backed securities (GSEs)	91,531	382	(426)	91,487
	$177,819	$1,063	$(534)	$178,348

At March 31, 2020, and December 31, 2019, securities with a carrying value totaling approximately $95.7 million and $92.3 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

For the three months ended March 31, 2020, approximately $2.1 million available-for-sale securities were sold and there were no gains or losses realized. For the three months ended March 31, 2019, there were no available-for-sale securities sold. For the three months ended March 31, 2020, there were approximately $3.3 million available-for-sale securities redeemed. For the three months ended March 31, 2019, there were approximately $5 million available-for-sale securities redeemed.

The amortized cost and estimated fair value of securities at March 31, 2020, by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$8,491	$8,440
Due from one year to five years	5,177	5,182
Due from five years to ten years	19,145	19,254
Due after ten years	72,258	72,947
	105,071	105,823
Mortgage-backed securities	94,307	95,179
	$199,378	$201,002

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2020:
U.S. Government- sponsored enterprises (GSEs)	$696	$(63)	$—	$—	$696	$(63)
Municipal securities	16,370	(250)	527	(2)	16,897	(252)
Other debt securities	1,970	(10)	863	(118)	2,833	(128)
Mortgage-backed securities (GSEs)	29,967	(425)	7,125	(185)	37,092	(610)
	$49,003	$(748)	$8,515	$(305)	$57,518	$(1,053)

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2019:
U.S. Government- sponsored enterprises (GSEs)	$2,972	$(43)	$5,987	$(13)	$8,959	$(56)
Municipal securities	3,656	(16)	527	(3)	4,183	(19)
Other debt securities	—	—	947	(33)	947	(33)
Mortgage-backed securities (GSEs)	13,208	(194)	19,988	(232)	33,196	(426)
	$19,836	$(253)	$27,449	$(281)	$47,285	$(534)

At March 31, 2020, the categories of temporarily impaired securities in an unrealized loss position twelve months or greater are as follows (dollars in thousands):

	Gross Unrealized Loss	Number of Securities
U.S. Government-sponsored enterprises (GSEs)	$—	—
Municipal securities	(2)	1
Other debt securities	(118)	1
Mortgage-backed securities (GSEs)	(185)	11
	$(305)	13

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

Based on this evaluation, the Company concluded that any unrealized losses at March 31, 2020, represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and current market conditions, and not credit deterioration of the issuers. As of March 31, 2020, the Company does not intend to sell any of the securities, does not expect to be required to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	March 31,	December 31,
	2020	2019
Federal Reserve Bank stock	$7,925	$7,917
Federal Home Loan Bank stock	5,838	4,646
First National Bankers Bank stock	350	350
	$14,113	$12,913

Our restricted investments consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2020, the Company determined that there was no impairment on its other securities.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 5. Loans and Allowance for Loan Losses

Portfolio Segmentation:

Major categories of loans are summarized as follows (in thousands):

	March 31, 2020			December 31, 2019
	PCI Loans[1]	All Other Loans[2]	Total	PCI Loans[1]	All Other Loans[2]	Total
Commercial real estate	$16,589	$992,446	$1,009,035	$15,255	$890,051	$905,306
Consumer real estate	11,950	476,823	488,773	6,541	416,797	423,338
Construction and land development	6,479	246,966	253,445	4,458	223,168	227,626
Commercial and industrial	143	377,030	377,173	407	336,668	337,075
Consumer and other	325	16,541	16,866	326	9,577	9,903
Total loans	35,486	2,109,806	2,145,292	26,987	1,876,261	1,903,248
Less: Allowance for loan losses	—	(13,431)	(13,431)	(156)	(10,087)	(10,243)
Loans, net	$35,486	$2,096,375	$2,131,861	$26,831	$1,866,174	$1,893,005
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

The composition of loans by loan classification for impaired and performing loan status is summarized in the tables below (in thousands):

	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
March 31, 2020:
Performing loans	$991,914	$475,303	$246,359	$376,872	$16,541	$2,106,989
Impaired loans	532	1,520	607	158	—	2,817
	992,446	476,823	246,966	377,030	16,541	2,109,806
PCI loans	16,589	11,950	6,479	143	325	35,486
Total loans	$1,009,035	$488,773	$253,445	$377,173	$16,866	$2,145,292

December 31, 2019:
Performing loans	$889,795	$415,250	$222,621	$336,508	$9,577	$1,873,751
Impaired loans	256	1,547	547	160	—	2,510
	890,051	416,797	223,168	336,668	9,577	1,876,261
PCI loans	15,255	6,541	4,458	407	326	26,987
Total loans	$905,306	$423,338	$227,626	$337,075	$9,903	$1,903,248

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans (in thousands):

	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
March 31, 2020:
Performing loans	$5,917	$2,922	$1,484	$2,427	$126	$12,876
Impaired loans	46	379	—	130	—	555
	5,963	3,301	1,484	2,557	126	13,431
PCI loans	—	—	—	—	—	—
Total loans	$5,963	$3,301	$1,484	$2,557	$126	$13,431

December 31, 2019:
Performing loans	$4,491	$2,159	$1,127	$1,766	$69	$9,612
Impaired loans	—	343	—	132	—	475
	4,491	2,502	1,127	1,898	69	10,087
PCI loans	17	74	—	59	6	156
Total loans	$4,508	$2,576	$1,127	$1,957	$75	$10,243

The following tables detail the changes in the allowance for loan losses by loan classification (in thousands):

	Three Months Ended March 31, 2020
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$4,508	$2,576	$1,127	$1,957	$75	$10,243
Charged off loans	—	(2)	—	(8)	(76)	(86)
Recoveries of charge-offs	2	6	2	42	22	74
Provision (reallocation) charged to expense	1,453	721	355	566	105	3,200
Ending balance	$5,963	$3,301	$1,484	$2,557	$126	$13,431

	Three Months Ended March 31, 2019
	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Beginning balance	$3,639	$1,789	$795	$1,746	$306	$8,275
Charged off loans	—	(2)	—	(318)	(130)	(450)
Recoveries of charge-offs	2	4	2	12	62	82
Provision (reallocation) charged to expense	433	158	57	269	(120)	797
Ending balance	$4,074	$1,949	$854	$1,709	$118	$8,704

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following tables outline the amount of each loan classification and the amount categorized into each risk rating (in thousands):

	March 31, 2020
Non PCI Loans:	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$903,306	$468,494	$238,701	$368,506	$16,423	$1,995,430
Watch	81,277	5,697	7,587	7,233	38	101,832
Special mention	7,225	748	—	1,020	—	8,993
Substandard	638	1,722	678	221	56	3,315
Doubtful	—	162	—	50	24	236
Total	992,446	476,823	246,966	377,030	16,541	2,109,806

PCI Loans:
Pass	13,220	8,122	2,169	48	300	23,859
Watch	2,189	743	3,743	—	14	6,689
Special mention	21	59	—	—	—	80
Substandard	1,159	3,026	567	95	11	4,858
Doubtful	—	—	—	—	—	—
Total	16,589	11,950	6,479	143	325	35,486
Total loans	$1,009,035	$488,773	$253,445	$377,173	$16,866	$2,145,292

	December 31, 2019
Non PCI Loans:	Commercial Real Estate	Consumer Real Estate	Construction and Land Development	Commercial and Industrial	Consumer and Other	Total
Pass	$860,447	$413,192	$216,459	$328,564	$9,462	$1,828,124
Watch	25,180	989	6,089	6,786	40	39,084
Special mention	4,057	738	—	1,033	—	5,828
Substandard	367	1,713	620	228	51	2,979
Doubtful	—	165	—	57	24	246
Total	890,051	416,797	223,168	336,668	9,577	1,876,261

PCI Loans:
Pass	12,473	5,258	902	41	300	18,974
Watch	2,234	38	3,556	—	13	5,841
Special mention	139	60	—	—	—	199
Substandard	409	1,185	—	366	13	1,973
Doubtful	—	—	—	—	—	—
Total	15,255	6,541	4,458	407	326	26,987
Total loans	$905,306	$423,338	$227,626	$337,075	$9,903	$1,903,248

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

The following tables present an aging analysis of our loan portfolio (in thousands):

	March 31, 2020
	30-60 Days Past Due and Accruing	61-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$4,305	$418	$—	$397	$5,120	$16,589	$987,326	$1,009,035
Consumer real estate	4,029	486	—	1,860	6,375	11,950	470,448	488,773
Construction and land development	564	40	—	679	1,283	6,479	245,683	253,445
Commercial and industrial	665	302	—	48	1,015	143	376,015	377,173
Consumer and other	373	6	10	76	465	325	16,076	16,866
Total	$9,936	$1,252	$10	$3,060	$14,258	$35,486	$2,095,548	$2,145,292

	December 31, 2019
	30-60 Days Past Due and Accruing	61-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Past Due and Nonaccrual	PCI Loans	Current Loans	Total Loans
Commercial real estate	$466	$22	$—	$124	$612	$15,255	$889,439	$905,306
Consumer real estate	1,564	30	—	1,872	3,466	6,541	413,331	423,338
Construction and land development	507	—	607	620	1,734	4,458	221,434	227,626
Commercial and industrial	559	53	—	57	669	407	335,999	337,075
Consumer and other	86	14	—	70	170	326	9,407	9,903
Total	$3,182	$119	$607	$2,743	$6,651	$26,987	$1,869,610	$1,903,248

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Impaired Loans:

The following is an analysis of the impaired loan portfolio, including PCI loans, detailing the related allowance recorded (in thousands):

	March 31, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans without a valuation allowance:
Commercial real estate	$136	$136	$—	$256	$261	$—
Consumer real estate	546	546	—	553	553	—
Construction and land development	607	607	—	547	547	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	1,289	1,289	—	1,356	1,361	—

Impaired loans with a valuation allowance:
Commercial real estate	396	402	46	—	—	—
Consumer real estate	974	974	379	994	994	343
Construction and land development	—	—	—	—	—	—
Commercial and industrial	158	158	130	160	160	132
Consumer and other	—	—	—	—	—	—
	1,528	1,534	555	1,154	1,154	475

PCI loans:
Commercial real estate	1,010	1,019	—	17	99	17
Consumer real estate	486	491	—	1,205	1,371	74
Construction and land development	253	254	—	—	—	—
Commercial and industrial	376	378	—	396	534	59
Consumer and other	14	14	—	45	51	6
	2,139	2,156	—	1,663	2,055	156

Total impaired loans	$4,956	$4,979	$555	$4,173	$4,570	$631

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$196	$3	$613	$20
Consumer real estate	550	4	967	4
Construction and land development	577	—	573	—
Commercial and industrial	—	—	50	1
Consumer and other	—	—	28	1
	1,323	7	2,231	26

Impaired loans with a valuation allowance:
Commercial real estate	198	2	24	1
Consumer real estate	984	9	99	—
Construction and land development	—	—	28	—
Commercial and industrial	159	2	644	9
Consumer and other	—	—	57	—
	1,341	13	852	10

PCI loans:
Commercial real estate	964	1	845	(10)
Consumer real estate	456	1	367	3
Construction and land development	231	—	—	—
Commercial and industrial	355	—	—	—
Consumer real estate	11	—	—	—
	2,017	2	1,212	(7)

Total impaired loans	$4,681	$22	$4,295	$29

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Troubled Debt Restructurings:

At March 31, 2020, and December 31, 2019, impaired loans included loans that were classified as Troubled Debt Restructurings ("TDRs"). The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

The most common concessions granted by the Company generally include one or more modifications to the terms of the debt, such as (i) a reduction in the interest rate for the remaining life of the debt; (ii) an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk; (iii) a temporary period of interest-only payments; and (iv) a reduction in the contractual payment amount for either a short period or remaining term of the loan. As of March 31, 2020, and December 31, 2019, management had approximately $9 thousand and $61 thousand, respectively, in loans that met the criteria for TDR, none of which were on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

There was one loan that was modified as a TDR during the three month period ended March 31, 2020, and no loans were modified during the three month period ended March 31, 2019. There were no loans that were modified as troubled debt restructurings during the past three months and for which there was a subsequent payment default.

Foreclosure Proceedings and Balances:

As of March 31, 2020, there were seven properties secured by real estate included in other real estate owned and there were no consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure.

Purchased Credit Impaired Loans:

The Company has acquired loans where there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Commercial real estate	$24,557	$21,570
Consumer real estate	14,703	8,411
Construction and land development	2,321	5,394
Commercial and industrial	7,806	2,540
Consumer and other	486	504
Total loans	49,873	38,419
Less: Remaining purchase discount	(14,387)	(11,432)
Total loans, net of purchase discount	35,486	26,987
Less: Allowance for loan losses	—	(156)
Carrying amount, net of allowance	$35,486	$26,831

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Activity related to the accretable yield on loans acquired with deteriorated credit quality is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Accretable yield, beginning of period	$8,454	$7,052
Additions	2,515	—
Accretion income	(2,077)	(1,254)
Reclassification	1,916	1,035
Other changes, net	171	1,811
Accretable yield, end of period	$10,979	$8,644

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 6. Goodwill and Intangible Assets

In accordance with FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year and at December 31, 2019, the results of the qualitative assessment provided no indication of potential impairment. Goodwill will continue to be monitored for triggering events that may indicate impairment prior to the next scheduled annual impairment test. As of March 31, 2020 the Company was closely monitoring the effects of COVID-19 on the economy and considered this a triggering event and performed an interim goodwill impairment analysis. The results was no impairment charge for the period. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

The Company's other intangible assets consist of core deposit intangibles, and is initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits.

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	March 31, 2020	December 31, 2019
Goodwill:
Balance, beginning of period	$65,614	$66,087
Adjustment to values initially recorded for Acquisition of Foothills Bancorp, Inc.	—	(473)
Acquisition of PFG	8,302	—
Balance, end of the period	$73,916	$65,614

	March 31, 2020	December 31, 2019
Core deposit intangible:
Balance, beginning of period	$14,549	$14,549
Acquisition of PFG	1,370	—
Balance, gross core deposit intangible	15,919	14,549
Less: accumulated amortization	(3,332)	(2,970)
Net core deposit intangible, net	$12,587	$11,579

The aggregate amortization of core deposit intangibles expense for March 31, 2020, and 2019, was $362 thousand and $344 thousand, respectively.

The estimated aggregate amortization expense for future periods for core deposit intangibles is as follows (in thousands):

Remainder of 2020	$1,207
2021	1,570
2022	1,526
2023	1,485
2024	1,456
Thereafter	5,343
Total	$12,587

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 7. Borrowings and Line of Credit

FHLB:

The Bank has agreements with the Federal Home Loan Bank of Cincinnati ("FHLB") that can provide additional advances to the Bank in an amount up to $52.0 million. All of the loans are secured by first mortgages on 1-4 family residential, multi-family properties and commercial properties and are pledged as collateral for these advances. There were no securities pledged to FHLB at March 31, 2020, or December 31, 2019.

FHLB advances consist of the following (dollars in thousands):

	March 31, 2020	December 31, 2019
Long-term advance dated September 10, 2019, requiring monthly interest payments, fixed at 0.93%, with a put option exercisable on September 10, 2020 and then quarterly thereafter, principal due in September 2029.[1]	$25,000	$25,000
Long-term advance dated February 28, 2020, requiring monthly interest payments, fixed at 0.46%, with a put option exercisable on February, 26, 2021 and then quarterly thereafter, principal due in February 2030.[1]	50,000	—
Total	$75,000	$25,000
1On agreements with put options, the FHLB has the right, at its discretion, to terminate the entire advance prior to the stated maturity date. The termination option may only be exercised on the expiration date of the predetermined lockout period and on a quarterly basis thereafter.

Federal Reserve of Atlanta Discount Window:

The Bank has agreements with the Federal Reserve Bank of Atlanta Discount Window ("FRB") that can provide additional advances to the Bank in an amount up to $50.0 million. All of the loans are secured by commercial loans, first mortgages of farmland properties and commercial construction properties and are pledged as collateral for these advances There were no securities pledged to the FRB at March 31, 2020. The Company did not have any borrowings from the FRB at December 31, 2019.

FRB advances consist of the following (dollars in thousands):

March 31, 2020
FRB advance dated March 27, 2020, fixed at 0.25%, with principal due in June 25, 2020	$50,000

Other borrowings:

On May 1, 2018, the Company entered into a loan agreement in the amount of $500 thousand at a rate of 4.75% with semi-annual payments of principal plus accrued interest over an amortization period of ten years. The outstanding principal balance of the borrowing at March 31, 2020, and December 31, 2019, was $439 thousand, with a maturity on April 30, 2028.

Line of Credit:

During the first quarter of 2020, the Company entered into a Loan and Security Agreement and revolving note with ServisFirst Bank, pursuant to which ServisFirst Bank has made a $25.0 million revolving line of credit available to the Company. The maturity of the line of credit is September 24, 2021. At March 31, 2020, there was no outstanding balance under the line of credit, and the entire amount of the line of credit remained available to the Company.

The Loan and Security Agreement requires the Company to comply with certain covenants including those related to asset quality, capital levels, and incurring new indebtedness above certain amounts. The Company was in compliance with all covenants associated with this line of credit at March 31, 2020.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Scheduled maturities:

At March 31, 2020, scheduled maturities of the FHLB advances, FRB advance and other borrowings are as follows (dollars in thousands):

Remainder of 2020	$50,043
2021	45
2022	47
2023	50
2024	52
Thereafter	75,202
Total	$125,439

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 8. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After one year of service the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company's contribution to the Plan for the three month period ending March 31, 2020, and 2019, respectively, was $251 thousand and $198 thousand.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At March 31, 2020, the Company had one active equity incentive plan administered by the Board of Directors, the 2015 Stock Incentive Plan. The Company had 32,034 Rights issued and 1,883,107 Rights available for grants or awards under this plan.

In addition to the 2015 Stock Incentive Plan, the Company has 38,250 Rights issued from the Cornerstone Bancshares, Inc. 2002 Long Term Incentive Plan, 49,250 Rights issued from the Cornerstone Non-Qualified Plan Options, and 2,266 Rights issued from the Capstone Stock Option Plan. These plans do not have any Rights available for future grants or awards.

Stock Options:

A summary of the status of stock option plans is presented in the following table:

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2019	136,658	$10.29
Granted	—	—
Exercised	(14,858)	11.62
Forfeited	—	—
Outstanding at March 31, 2020	121,800	$10.13

Information pertaining to stock options outstanding at March 31, 2020, is as follows:

	Options Outstanding			Options Exercisable
		Weighted- Average Remaining	Weighted- Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$6.60	25,000	1.6 years	$6.60	25,000	$6.60
6.80	13,250	0.9 years	6.80	13,250	6.80
9.48	21,000	2.7 years	9.48	21,000	9.48
9.60	28,250	3.2 years	9.60	28,250	9.60
11.76	2,266	2.2 years	11.76	2,266	11.76
$15.05	32,034	5.0 years	15.05	32,034	15.05
Outstanding, end of period	121,800	3.0 years	$10.13	121,800	$10.13

The Company did not recognize any stock option-based compensation expense during the three months ended March 31, 2020, as all stock options issued are fully vested. During the three month period ended March 31, 2019, stock option-based compensation expense was $31 thousand.

The intrinsic value of options exercised during the periods ended March 31, 2020, and 2019 was $65 thousand and $81 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at March 31,

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
2020, was $618 thousand. Cash received from options exercised under all share-based payment arrangements for the period ended March 31, 2020 was $173 thousand.

No shares vested during the periods ended March 31, 2020, and 2019, respectively. The income tax benefit recognized for the exercise of options for the periods ended March 31, 2020, and 2019, was $23 thousand and $22 thousand, respectively.

As of March 31, 2020, all options are fully vested and currently no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

Stock Appreciation Rights ("SARs"):

A summary of the status of SARs plans is presented in the following table:

	Number	Weighted Average Exercisable Price
Outstanding at December 31, 2019	67,000	$20.54
Granted	18,000	15.19
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2020	85,000	$19.40

Information pertaining to SARs outstanding at March 31, 2020, is as follows:

	SARs Outstanding			SARs Exercisable
		Weighted- Average Remaining	Weighted- Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.19	18,000	3.8 years	$15.19	—	$—
18.12	21,000	2.8 years	18.12	—	—
21.61	34,000	1.8 years	21.61	—	—
$21.72	12,000	0.8 years	21.72	12,000	21.72
Outstanding, end of period	85,000	2.3 years	$19.40	12,000	$21.72

SARs compensation expense of ($118) thousand and $21 thousand was recognized for the period ended March 31, 2020 and 2019, respectively. The credit in expense for the period ended March 31, 2020, was due to adjustments related to the current fair value evaluation of SARs.

Other stock based awards:

Direct stock grants of 3,298 shares were issued to local advisory board members during the three month period ended March 31, 2019. The expense for these grants was $65 thousand and was included in salary and benefit expense for the period ended March 31, 2019. There were no direct stock grants issued for the period ended March 31, 2020.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Restricted Stock Awards:

A summary of the activity of the Company's unvested restricted stock awards for the period ended March 31, 2020 is presented below:

	Number	Weighted Average Grant-Date Fair Value
Balance at December 31, 2019	65,400	$21.04
Granted	37,400	16.20
Vested	(4,500)	18.12
Forfeited/expired	(1,500)	18.12
Balance at March 31, 2020	96,800	$19.35

The Company measures the fair value of restricted shares based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. For the three months ended March 31, 2020 and 2019, compensation expense was $110 thousand and $112 thousand, respectively, for restricted stock awards. As of March 31, 2020, there was $1.3 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 3.59 years. The grant-date fair value of restricted stock grants vested was $82 thousand for the period ended March 31, 2020. No restricted stock vested during the period ended March 31, 2019.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 9. Commitments and Contingent Liabilities

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Commitments to extend credit	$419,287	$384,411
Standby letters of credit	22,994	11,727

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At March 31, 2020 and December 31, 2019, the carrying amount of liabilities related to the Company's obligation to perform under standby letters of credit was insignificant.

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
Note 10. Fair Value Disclosures

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
March 31, 2020:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$17,045	$—	$17,045	$—
Municipal securities	83,317	—	83,317	—
Other debt securities	5,462	—	5,462	—
Mortgage-backed securities (GSEs)	95,178	—	95,178	—
Total securities available-for-sale	$201,002	$—	$201,002	$—

Liabilities:
Derivative financial instruments	$6,885	$—	$6,885	$—

December 31, 2019:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$19,000	$—	$19,000	$—
Municipal securities	64,391	—	64,391	—
Other debt securities	3,470	—	3,470	—
Mortgage-backed securities (GSEs)	91,487	—	91,487	—
Total securities available-for-sale	$178,348	$—	$178,348	$—

Liabilities:
Derivative financial instruments	$3,446	—	$3,446	—

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

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
March 31, 2020:
Impaired loans	$2,262	$—	$—	$2,262
Other real estate owned	5,894	—	—	5,894

December 31, 2019:
Impaired loans	$2,185	$—	$—	$2,185
Other real estate owned	1,757	—	—	1,757

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

	Fair Value	Valuation Technique	Significant Other Unobservable Input	Weighted Average of Input
March 31, 2020:
Impaired loans	$2,262	Appraisal and cashflow	Appraisal and cashflow discounts	20%
Other real estate owned	5,894	Appraisal	Appraisal discounts	27%

December 31, 2019:
Impaired loans	$2,185	Appraisal	Appraisal and cashflow discounts	22%
Other real estate owned	1,757	Appraisal	Appraisal discounts	29%

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

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

		Fair Value Measurements Using
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
March 31, 2020:
Assets:
Cash and cash equivalents	$309,089	$309,089	$—	$—	$309,089
Securities available-for-sale	201,002	—	201,002	—	201,002
Other investments	14,113	N/A	N/A	N/A	N/A
Loans, net	2,131,861	—	—	2,115,550	2,115,550
Liabilities:
Noninterest-bearing demand deposits	431,781	—	431,781	—	431,781
Interest-bearing demand deposits	444,141	—	444,141	—	444,141
Money market and savings deposits	730,392	—	730,392	—	730,392
Time deposits	735,616	—	739,277	—	739,277
Securities sold under agreements to repurchase	6,164	—	6,164	—	6,164
Federal Home Loan Bank advances and other borrowings	125,439	—	124,797	—	124,797
Subordinated debt	39,283	—	—	34,379	34,379
Derivative financial instruments	6,885	—	6,885	—	6,885

December 31, 2019:
Assets:
Cash and cash equivalents	$183,971	$183,971	$—	$—	$183,971
Securities available-for-sale	178,348	—	178,348	—	178,348
Other investments	12,913	N/A	N/A	N/A	N/A
Loans, net	1,893,005	—	—	1,879,825	1,879,825
Liabilities:
Noninterest-bearing demand deposits	364,155	—	364,155	—	364,155
Interest-bearing demand deposits	380,234	—	380,234	—	380,234
Money market and savings deposits	623,284	—	623,284	—	623,284
Time deposits	679,541	—	681,902	—	681,902
Securities sold under agreements to repurchase	6,184	—	6,184	—	6,184
Federal Home Loan Bank advances and other borrowings	25,439	—	24,845	—	24,845
Subordinated debt	39,261	—	—	35,868	35,868
Derivative financial instruments	3,446	—	3,446	—	3,446

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

A summary of the Company's fair value hedge relationships for the periods presented are as follows (dollars in thousands):

Liability derivatives	Balance Sheet Location	Weighted Average Remaining Maturity (In Years)	Weighted Average Pay Rate	Receive Rate	Notional Amount	Estimated Fair Value
March 31, 2020:
Interest rate swap agreements - securities	Other liabilities	7.95	3.09%	3 month LIBOR	$36,000	$(6,885)
December 31, 2019:
Interest rate swap agreements - securities	Other liabilities	8.20	3.09%	3 month LIBOR	$36,000	$(3,446)

The effects of the Company's fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income on tax-exempt securities	$440	$456
Effects of fair value hedge relationships	(157)	(32)
Reported interest income on tax-exempt securities	$283	$424

	Three Months Ended March 31,
Gain (loss) on fair value hedging relationship	2020	2019
Interest rate swap agreements - securities:
Hedged items	$6,885	2,063
Derivative designated as hedging instruments	(6,885)	(2,063)

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in thousands):

Line item on the balance sheet	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
March 31, 2020:
Securities available-for-sale	$46,060	$6,885
December 31, 2019:
Securities available-for-sale	$42,710	$3,446

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 12. Leases

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		March 31,	December 31,
	Classification	2020	2019
Assets:
Operating lease right-of-use assets	Other assets	$5,493	$5,470
Liabilities:
Operating lease liabilities	Other liabilities	$5,508	$5,479

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

As of March 31, 2020, the weighted average remaining lease term was 11.17 years and the weighted average discount rate was 2.78%.
The following table represents lease costs and other lease information, in thousands. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands).

	Three Months Ended
	March 31,
	2020	2019
Lease costs:
Operating lease costs	$237	$146
Short-term lease costs	—	36
Variable lease costs	26	23
Total	$263	$205
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$230	$139

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2020, were as follows (in thousands):

Amounts
March 31, 2021	$729
March 31, 2022	846
March 31, 2023	668
March 31, 2024	463
March 31, 2025	366
Thereafter	3,381
Total future minimum lease payments	6,453
Amounts representing interest	(945)
Present value of net future minimum lease payments	$5,508

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 13. Regulatory Matters

Regulatory Capital Requirements:

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. Under Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.50%. At March 31, 2020, and 2019, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

Regulatory Restrictions on Dividends:

Pursuant to Tennessee banking law, the Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (TDFI), pay any dividends to the Company in a calendar year in excess of the total of the Bank's retained net income for that year plus the retained net income for the preceding two years. Under Tennessee corporate law, the Company is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, the Company's board of directors must consider its and the Bank's current and prospective capital, liquidity, and other needs. In addition to state law limitations on the Company's ability to pay dividends, the Federal Reserve imposes limitations on the Company's ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if the Company's regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer. During the three months ended March 31, 2020, the Bank paid $7.5 million in dividends to the Company. As of March 31, 2020, the Bank could pay approximately $52.0 million of additional dividends to the Company without prior approval of the Commissioner of the TDFI. Since the fourth quarter of 2019, the Company has paid a quarterly common stock dividend of $0.05 per share. The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company's board of directors and will depend on the Company's earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Regulatory Capital Levels:

Actual and required capital levels at March 31, 2020, and December 31, 2019 are presented below (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$306,982	13.13%	$187,099	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	254,268	10.87%	140,324	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	254,268	10.87%	105,243	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	254,268	10.28%	98,934	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$295,105	12.62%	$187,077	8.00%	$233,847	10.00%
Tier 1 Capital (to Risk Weighted Assets)	281,674	12.05%	140,308	6.00%	187,077	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	281,674	12.05%	105,231	4.50%	152,000	6.50%
Tier 1 Capital (to Average Assets)[2]	281,674	11.42%	98,636	4.00%	123,295	5.00%

December 31, 2019
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$287,937	14.02%	$164,313	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	238,433	11.61%	123,235	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	238,433	11.61%	92,426	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	238,433	10.34%	92,258	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$273,432	13.31%	$164,305	8.00%	$205,382	10.00%
Tier 1 Capital (to Risk Weighted Assets)	263,189	12.81%	123,229	6.00%	164,305	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	263,189	12.81%	92,422	4.50%	133,498	6.50%
Tier 1 Capital (to Average Assets)	263,189	11.41%	92,254	4.00%	115,317	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.
2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 14. Other Comprehensive (loss) income.

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended March 31, 2020
	Securities Available-for-Sale	Fair Value Municipal Security Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2020	$391	$(223)	$168
Other comprehensive income (loss)	851	(2,266)	(1,415)
Reclassification of amounts included in net income	—	—	—
Net other comprehensive income (loss) during period	851	(2,266)	(1,415)

Ending balance, March 31, 2020	$1,242	$(2,489)	$(1,247)

	Three Months Ended March 31, 2019
	Securities Available-for-Sale	Fair Value Municipal Security Hedges	Accumulated Other Comprehensive Income (Loss)
Beginning balance, January 1, 2019	$(1,979)	$(786)	$(2,765)
Other comprehensive income (loss)	2,103	228	2,331
Reclassification of amounts included in net income	—	—	—
Net other comprehensive income (loss) during period	2,103	228	2,331

Ending balance, March 31, 2019	$124	$(558)	$(434)

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

Forward-Looking Statements

SmartFinancial, Inc. (“SmartFinancial”) may from time to time make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, including statements regarding the potential effects of the COVID-19 pandemic on the Company’s business and financial results and conditions, are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

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
•the impact of recently enacted and future legislation and regulation on our business, including changes to statutes, regulations or regulatory policies or practices as a result of, or in response to COVID-19;
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
•adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of the Company’s participation in and execution of government programs related to the COVID-19 pandemic;
•the impact of the COVID-19 pandemic on the Company’s assets, business, cash flows, financial condition, liquidity, prospects and results of operations;
•potential increases in the provision for loan losses resulting from the COVID-19 pandemic; and
•the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

Non-GAAP Financial Measures

Under SEC Regulation G, public companies making disclosures containing financial measures that are not in accordance with GAAP must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure. The SEC has exempted from the definition of non-GAAP financial measures certain commonly used financial measures that are not based on GAAP. However, two non-GAAP financial measures commonly used by financial institutions, namely tax-equivalent net interest income and tax-equivalent net interest margin, have not been specifically exempted by the SEC, and may therefore constitute non-GAAP financial measures under Regulation G. We are unable to state with certainty whether the SEC would regard those measures as subject to Regulation G. Management believes that Non-GAAP financial measures provide additional useful information that allows investors to evaluate the ongoing performance of the company and provide meaningful comparisons to its peers. Management believes these non-GAAP financial measures also enhance investors' ability to compare period-to-period financial results and allow investors and company management to view our operating results excluding the impact of items that are not reflective of the underlying operating performance. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider SmartFinancial's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under GAAP.

Certain captions and amounts in the prior periods presented were reclassified to conform to the current presentation. Such reclassifications had no effect on net income or shareholders' equity.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the first quarter of 2020:

•Completed the acquisition of Progressive Financial Group, Inc. ("PFG") on March 1, 2020.
•Net income totaled $2.7 million, or $0.19 per diluted common share, during the first quarter of 2020 compared to $4.7 million, or $0.34 per diluted common share, for the same period in 2019.
•Return on average assets was 0.43% at March 31, 2020 compared to 0.84% at March 31, 2019.
•Allowance for loan losses increased to $13.4 million, an increase of 31.1%, in light of the current economic conditions.
•The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative relief package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations.

Analysis of Results of Operations

First quarter of 2020 compared to 2019

Net income was $2.7 million, or $0.19 per diluted common share, for the first quarter of 2020, compared to $4.7 million, or $0.34 per diluted common share, for the first quarter of 2019. The tax equivalent net interest margin was 3.90% for the first quarter of 2020 compared to 4.10% for the first quarter of 2019. Noninterest income to average assets was 0.44% for the first quarter of 2020, increasing from 0.30% for the first quarter of 2019. Noninterest expense to average assets increased to 2.96% in the first quarter of 2020, from 2.77% in the first quarter of 2019. The results above include one month of operating effects of the PFG acquisition, which was completed on March 1, 2020.

Net Interest Income and Yield Analysis

First quarter of 2020 compared to 2019

Net interest income, taxable equivalent, increased to $22.7 million for the first quarter of 2020, up from $21.1 million for the first quarter of 2019. Net interest income was positively impacted, compared to the prior year, primarily due to increases in loan balances Average interest-earning assets increased from $2.09 billion for the first quarter of 2019, to $2.34 billion for the first quarter of 2020, primarily as a result of the acquisition of PFG completed March 1, 2020, and continued organic growth. Over this period, average loan balances increased by $185.3 million, average interest-bearing deposits increased by $126.4 million, and average noninterest-bearing deposits increased $53.0 million. The tax equivalent net interest margin decreased to 3.90% for the first quarter of 2020, compared to 4.10% for the first quarter of 2019. The yield on earning assets decreased from 5.25% for the first quarter of 2019, to 4.83% for the first quarter of 2020, primarily due to rate cuts by the Federal Reserve over the past nine months and, to a lesser extent loan yields have declined from market competition. The cost of average interest-bearing deposits decreased from 1.32% for the first quarter of 2019, to 1.10% for the first quarter of 2020, primarily due to a lower interest rate environment during the period.

The following table summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Loans[1]	$1,987,291	26,434	5.35%	$1,802,014	24,975	5.62%
Taxable securities	116,837	679	2.34%	147,188	971	2.68%
Tax-exempt securities[2]	70,397	400	2.28%	53,650	539	4.07%
Federal funds sold and other earning assets	165,512	602	1.46%	86,688	573	2.68%
Total interest-earning assets	2,340,037	28,115	4.83%	2,089,540	27,058	5.25%
Noninterest-earning assets	216,498			193,698
Total assets	$2,556,535			$2,283,238

Liabilities and Stockholders’ Equity
Interest-bearing demand deposits	$389,500	$434	0.45%	$306,164	$422	0.56%
Money market and savings deposits	664,983	1,389	0.84%	665,018	2,029	1.24%
Time deposits	680,830	2,931	1.73%	637,767	2,800	1.78%
Total interest-bearing deposits	1,735,313	4,754	1.10%	1,608,949	5,251	1.32%
Securities sold under agreement to repurchase	5,601	5	0.36%	7,971	8	0.41%
Federal funds purchased and other borrowings	46,320	84	0.73%	10,217	103	4.09%
Subordinated debt	39,269	584	5.98%	39,184	584	6.04%
Total interest-bearing liabilities	1,826,503	5,427	1.20%	1,666,321	5,946	1.45%
Noninterest-bearing deposits	373,125			320,134
Other liabilities	27,215			10,707
Total liabilities	2,226,843			1,997,162
Stockholders’ equity	329,692			286,076
Total liabilities and stockholders’ equity	$2,556,535			$2,283,238

Net interest income, taxable equivalent		$22,688			$21,112
Interest rate spread			3.63%			3.80%
Tax equivalent net interest margin			3.90%			4.10%

Percentage of average interest-earning assets to average interest-bearing liabilities			128.12%			125.40%
Percentage of average equity to average assets			12.90%			12.53%
(1)Includes nonaccrual loans and accretion income on acquired loans of $1.8 million and $1.9 million for the quarters ended March 31, 2020 and 2019, respectively.
(2)Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0 percent. The taxable-equivalent adjustment was $117 thousand for the period ended March 31, 2020 and $115 thousand for the period ended March 31, 2019.

Noninterest Income

First quarter of 2020 compared to 2019

Noninterest income increased by $1.1 million, or 66.0%, during the first quarter of 2020 compared to the same period in 2019. This quarterly change in total noninterest income primarily resulted from the following:

•Increase in mortgage banking, from increased activity;
•Increase in investment services, stemming from personnel hires in 2019; and
•Addition of insurance commissions from the PFG acquisition.

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Service charges on deposit accounts	$770	$654
Mortgage banking	584	282
Investment services	437	169
Insurance commissions	269	—
Interchange and debit card transaction fees	276	175
Other	482	418
Total noninterest income	$2,818	$1,698

Noninterest Expense

First quarter of 2020 compared to 2019

Noninterest expense increased by $3.2 million, or 20.6%, in the first quarter of 2020 as compared to the same period in 2019. The quarterly increase in total noninterest expense primarily resulted from the following:

•Increase is salary and employee benefits from the addition of talented staff throughout 2019 and one month of salary and benefits related to the PFG acquisition;
•Increase in occupancy and equipment associated with ongoing infrastructure and facilities added to accommodate our growth in operations and to lesser extent the additional branches of the PFG acquisition; and
•Increase in merger related and restructuring expenses from the PFG acquisition.

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Salaries and employee benefits	$10,006	$8,398
Occupancy and equipment	1,911	1,640
FDIC insurance	180	179
Other real estate and loan related expense	545	490
Advertising and marketing	198	295
Data processing	538	615
Professional services	711	662
Amortization of intangibles	362	344
Software as service contracts	470	567
Merger related and restructuring expenses	2,096	923
Other	1,776	1,466
Total noninterest expense	$18,793	$15,579

Taxes

First quarter of 2020 compared to 2019

In the first quarter of 2020 income tax expense totaled $664 thousand compared to $1.6 million a year ago. The effective tax rate was approximately 19.6% in the first quarter of 2020 compared to 25.1% a year ago. The decrease is primarily due to the utilization of an NOL carryforward in March of 2020, that was available as part of the CARES Act.

Loan Portfolio

The Company had total net loans outstanding, including organic and purchased loans, of approximately $2.13 billion at March 31, 2020 compared to $1.89 billion at December 31, 2019. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio.

Organic Loans

Our organic net loans. which excludes loans purchased through the PFG and other acquisitions, increased by $97.0 million, or 6.4%, from December 31, 2019, to $1.61 billion at March 31, 2020. Our goal of streamlining the credit process has improved our efficiency and is a competitive advantage in many of our markets, and contributed to our organic loan growth.

Purchased Loans

Purchased non-credit impaired loans of $482.2 million at March 31, 2020 increased by $133.2 million from December 31, 2019. Since December 31, 2019, our net purchased credit impaired (“PCI”) loans increased by $8.7 million to $35.5 million at March 31, 2020. The increase in purchased non-credit impaired loans and PCI loans are related to the acquisition of PFG and offset by maturities, paydowns and payoffs.

The following tables summarize the composition of our loan portfolio (includes loans held for sale) for the periods presented (dollars in thousands):

	March 31, 2020
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$758,400	$234,046	$16,589	$1,009,035	47.0%
Consumer real estate-mortgage	309,672	167,151	11,950	488,773	22.8%
Construction and land development	219,172	27,794	6,479	253,445	11.8%
Commercial and industrial	329,987	47,043	143	377,173	17.6%
Consumer and other	9,343	7,198	325	16,866	0.8%
Total gross loans receivable, net of deferred fees	1,626,574	483,232	35,486	2,145,292	100.0%
Allowance for loan losses	(12,412)	$(1,019)	—	(13,431)
Total loans, net	$1,614,162	$482,213	$35,486	$2,131,861

	December 31, 2019
	Organic Loans	Purchased Non-Credit Impaired Loans	Purchased Credit Impaired Loans	Total Amount	% of Gross Total
Commercial real estate-mortgage	$705,691	$184,360	$15,255	$905,306	47.6%
Consumer real estate-mortgage	301,771	115,026	6,541	423,338	22.2%
Construction and land development	210,421	12,747	4,458	227,626	12.0%
Commercial and industrial	306,521	30,147	407	337,075	17.7%
Consumer and other	2,817	6,760	326	9,903	0.5%
Total gross loans receivable, net of deferred fees	1,527,221	349,040	26,987	1,903,248	100.0%
Allowance for loan losses	(10,087)	—	(156)	(10,243)
Total loans, net	$1,517,134	$349,040	$26,831	$1,893,005

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year (in thousands):

					Rate Structure for Loans
					Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial real estate-mortgage	$93,156	$430,195	$485,684	$1,009,035	$736,451	$179,854
Consumer real estate-mortgage	38,565	179,200	271,008	488,773	267,342	182,866
Construction and land development	71,456	97,634	84,355	253,445	100,953	81,036
Commercial and industrial	90,593	194,135	92,445	377,173	242,063	45,652
Consumer and other	6,223	9,056	1,587	16,866	8,975	107
Total Loans	$299,993	$910,220	$935,079	$2,145,292	$1,355,784	$489,515

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.14% as of March 31, 2020, which decreased from 0.18% as of December 31, 2019. Total nonperforming assets as a percentage of total assets as of March 31, 2020 totaled 0.31% compared to 0.21% as of December 31, 2019. The increase was primarily the result of the addition of other real estate owned from the PFG acquisition. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets.

The following table summarizes the Company's nonperforming assets for the periods presented (in thousands):

	March 31,	December 31,
	2020	2019
Nonaccrual loans	$3,060	$2,743
Accruing loans past due 90 days or more	10	607
Total nonperforming loans	3,070	3,350
Other real estate owned	5,894	1,757
Total nonperforming assets	$8,964	$5,107

Restructured loans not included above	$9	$61

Potential Problem Loans

At March 31, 2020 potential problem loans amounted to approximately $695 thousand or 0.03% of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower's ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators for loans classified as substandard or worse, but not considered nonperforming loans.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of March 31, 2020 and December 31, 2019, our allowance for loan losses was $13.4 million and $10.2 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses at March 31, 2020, as compared to December 31, 2019 is primarily due to the deterioration in the qualitative factors, such as unemployment and GDP, in our loan loss allowance methodology which was caused by the unstable economic conditions facing the U.S. economy related to the challenges being faced with the world wide COVID-19 pandemic. Our allowance for loan loss as a percentage of total loans was 0.63% at March 31, 2020 and 0.54% at December 31, 2019.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition. As of March 31, 2020 the notional balances on PCI loans was $49.9 million while the carrying value was $35.5 million. At March 31, 2020, there was no loan loss allowances on PCI loans.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans for the periods presented and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$5,963	44.5%	$4,508	44.1%
Consumer real estate-mortgage	3,301	24.6%	2,576	25.1%
Construction and land development	1,484	11.0%	1,127	11.0%
Commercial and industrial	2,557	19.0%	1,957	19.1%
Consumer and other	126	0.9%	75	0.7%
Total allowance for loan losses	$13,431	100.0%	$10,243	100.0%

The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired, non PCI, loans were approximately $156 thousand at December 31, 2019 compared to $0 thousand at March 31, 2020.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods presented including the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$10,243	$8,275
Provision for loan losses	3,200	797
Charged-off loans:
Commercial real estate-mortgage	—	—
Consumer real estate-mortgage	(2)	(2)
Construction and land development	—	—
Commercial and industrial	(8)	(318)
Consumer and other	(76)	(130)
Total charged-off loans	(86)	(450)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	2	2
Consumer real estate-mortgage	6	4
Construction and land development	2	2
Commercial and industrial	42	12
Consumer and other	22	62
Total recoveries of previously charged-off loans	74	82
Net loan charge-offs	(12)	(368)
Balance at end of period	$13,431	$8,704

Ratio of allowance for loan losses to total loans outstanding at end of period	0.63%	0.47%
Ratio of net loan charge-offs to average loans outstanding for the period (annualized)	—%	0.08%

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

Securities Portfolio

Our securities portfolio, consisting primarily of Federal agency bonds, state and municipal securities, and mortgage-backed securities amounted to fair values of $201.0 million and $178.3 million at March 31, 2020 and December 31, 2019, respectively. Our investments to assets ratio decreased from 7.3 percent at December 31, 2019 to 7.0 percent at March 31, 2020. Our securities portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income. All of the Company's securities are designated as available-for-sale.

The following table shows the amortized cost of the Company’s securities by investment categories (in thousands):

	March 31,	December 31,
	2020	2019
U.S. Government-sponsored enterprises (GSEs)	$17,012	$19,015
Municipal securities	82,599	63,792
Other debt securities	5,461	3,481
Mortgage-backed securities	94,306	91,531
Total securities	$199,378	$177,819

The following table presents the contractual maturity of the Company's securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at March 31, 2020.  The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs (dollars in thousands):

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Government agencies	$8,000	$3,007	$6,005	$—	$17,012
State and political subdivisions	490	2,170	7,679	72,260	82,599
Other debt securities	—	—	5,461	—	5,461
Mortgage-backed securities	—	4,738	14,275	75,293	94,306
Total securities	$8,490	$9,915	$33,420	$147,553	$199,378
Weighted average yield (1)	1.56%	1.67%	2.78%	3.00%	2.82%
(1)  Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company's lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company's primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of March 31, 2020, brokered deposits represented approximately 11.2% of total deposits.

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended March 31, 2020 was 1.10% compared to 1.32% for the same period in 2019, respectively. The decreased cost on interest-bearing deposits was due to changes in rates caused by federal rate-changes during the periods.

Total deposits as of March 31, 2020 were $2.3 billion, which was an increase of $294.7 million from December 31, 2019. This increase was primarily from the completed acquisition of PFG. As of March 31, 2020 the Company had outstanding time deposits under $250,000 with balances of $584.6 million and time deposits over $250,000 with balances of $151.0 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

March 31,
2020
Three months or less	$28,136
Three to six months	24,768
Six to twelve months	47,981
More than twelve months	50,106
Total	$150,991
Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Borrowings totaled $125.4 million at March 31, 2020, and primarily consisted of $75.0 million in Federal Home Loan Bank borrowings and $50.0 million from the Federal Reserve Discount Window. Short-term borrowings totaled $6.2 million at March 31, 2020 and December 31, 2019, respectively and consisted entirely of securities sold under repurchase agreements. Long-term debt totaled $39.3 million at March 31, 2020 and December 31, 2019, respectively and consisted entirely of subordinated debt. For more information regarding our borrowings, see "Part I - Item 1. Consolidated Financial Statements - Note 7 - Borrowings."

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At March 31, 2020 and December 31, 2019, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.. For more information regarding our capital, leverage and total capital ratios, see "Part I - Item 1. Consolidated Financial Statements - Note 13 - Regulatory Matters."

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At March 31, 2020, we had $419.3 million of pre-approved but unused lines of credit and $23.0 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.

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

	Estimated % Change in Net Interest Income Over 12 Months		Maximum Percentage Decline in Net Interest Income from the Budgeted or Base Case Projection of Net Interest Income
March 31, 2020:	Increase +	Decrease -	Next 12 Months
An instantaneous, parallel rate increase or decrease of the following at the beginning of the first quarter:
± 100 basis points	0.88%	0.39%	8%
± 200 basis points	0.13%	0.18%	14%

Economic Value of Equity Our economic value of equity model measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are determined by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity.

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

March 31, 2020:	Current Estimated Instantaneous Rate Change		Maximum Percentage Decline in Economic Value of Equity from the Economic Value of Equity at Currently Prevailing Interest Rates
Instantaneous, Parallel Change in Prevailing Interest Rates Equal to	Increase +	Decrease -
±100 basis points	(0.36)%	(5.17)%	10%
±200 basis points	(3.86)%	1.35%	15%

At March 31, 2020, our model results indicated that we were within these policy limits.

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

The Company has $8.5 million in investments that mature throughout the next 12 months. The Company also anticipates $14.4 million of principal payments from mortgage-backed securities over the same period. The Company also has unused borrowing capacity in the amount of $196.6 million available with the Federal Reserve, FHLB, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required for a Smaller Reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2020 (the “Evaluation Date”). Based on such evaluation, SmartFinancial's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2019. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results. The following risk factors have been included in this Quarterly Report on Form 10-Q in response to the global market disruptions that have resulted from the COVID-19 pandemic.

The ongoing COVID-19 pandemic and measures implemented to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

•credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries;
•declines in collateral values;
•third party disruptions, including outages at network providers and other suppliers;
•increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
•risk of litigation or other third-party claims, including with respect to our participation in the Payroll Protection Program and any other government-sponsored stimulus programs; and
•operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable
(b) Not applicable
(c) Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors has authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of March 31, 2020 we have purchased $2.0 million of the authorized $10.0 million and may purchase up to an additional $8.0 million in the Company's outstanding common stock.

The following table summarizes the Company's repurchase activity during the three months ended March 31, 2020.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2020 to January 31, 2020	—	$—	—	$10,000
February 1, 2020 to February 29, 2020	6,263	19.17	6,263	9,880
March 1, 2020 to March 31, 2020	119,316	15.68	119,316	8,009
Total	125,579	$15.86	125,579	$8,009

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On March 9, 2020 (the “Grant Date”), pursuant to the SmartFinancial, Inc. 2015 Stock Incentive Plan (the “Plan”), the Board of Directors of the Company approved grants of performance-based restricted stock (the “Restricted Stock Awards”) to certain officers and employees of the Company and SmartBank, including William (“Billy”) Y. Carroll, Jr., the President and Chief Executive Officer of the Company and SmartBank; Ronald J. Gorczynski, the Chief Financial Officer of the Company and SmartBank; and Wesley M. (“Miller”) Welborn, Chairman of the Company and SmartBank (such individuals, collectively, the “Designated Officers”). The Restricted Stock Award for each Designated Officer is subject to the terms of a Performance-Based Restricted Stock Award Agreement entered into by the Company and the Designated Officer, the form of which is filed herewith as Exhibit 10.7 (the “Form of Performance-Based Restricted Stock Award Agreement”). The number of shares of performance-based restricted stock granted to each Designated Officer is set forth below.

Name	Shares of Restricted Stock Granted
William ("Billy") Y. Carroll, Jr.	6,500
Wesley M. ("Miller") Welborn	4,400
Ronald J. Gorczynski	2,500

Generally, up to 50% of each Designated Officer’s restricted shares can be earned if the Company achieves certain operating earnings per share targets for the fiscal year ending December 31, 2020, and up to 50% of each Designated Officer’s restricted shares can be earned if the Company achieves certain operating return on average assets targets for the fiscal year ending December 31, 2020. All restricted shares so earned generally will vest on January 1, 2025, subject to the Designated Officer’s continuous employment until such date.

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

Item 6. Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of October 29, 2019, by and between SmartFinancial, Inc. and Progressive Financial Group, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 30, 2019
3.1	Second Amended and Restated Charter of SmartFinancial, Inc	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2016
4.2	The rights of securities holders are defined in the Charter and Bylaws provided in Exhibits 3.1 and 3.2
10.1	Executive Change in Control Agreement with W. Miller Welborn, dated as of March 9, 2020	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 11, 2020
10.2	Employment Agreement with William Y. Carroll, Jr., dated as of March 9, 2020	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 11, 2020
10.3	Employment Agreement with Ronald J. Gorczynski, dated as of March 9, 2020	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 11, 2020
10.4	Loan and Security Agreement, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and SerrvisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2020
10.5	Revolving Note, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 3, 2020
10.6	Pledge Agreement, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.3 to Form 8-K filed April 3, 2020
10.7	Form of Performance-Based Restricted Stock Award Agreement*	Filed herewith.
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files	Filed herewith.

*Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartFinancial, Inc.

Date:	May 11, 2020	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	May 11, 2020	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)