Form 10-Q
period 2020-06-30
SMARTFINANCIAL INC.
filed 2020-08-10
CIK 1038773

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes  ☐    No  ☒

As of August 03, 2020, there were 15,216,932 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	June 30,	December 31,
	2020	2019
ASSETS:
Cash and due from banks	$57,045	$33,205
Interest-bearing deposits with banks	258,271	127,329
Federal funds sold	84,151	23,437
Total cash and cash equivalents	399,467	183,971
Securities available-for-sale, at fair value	219,631	178,348
Other investments	14,829	12,913
Loans held for sale	6,330	5,856
Loans	2,408,284	1,897,392
Less: Allowance for loan losses	(16,254)	(10,243)
Loans, net	2,392,030	1,887,149
Premises and equipment, net	73,868	59,433
Other real estate owned	5,524	1,757
Goodwill and core deposit intangible, net	86,327	77,193
Bank owned life insurance	30,853	24,949
Other assets	37,126	17,554
Total assets	$3,265,985	$2,449,123

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$645,650	$364,155
Interest-bearing demand	479,212	380,234
Money market and savings	762,246	623,284
Time deposits	652,581	679,541
Total deposits	2,539,689	2,047,214
Borrowings	318,855	31,623
Subordinated debt	39,304	39,261
Other liabilities	24,649	18,278
Total liabilities	2,922,497	2,136,376
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 15,216,932 and 14,008,233 shares issued and outstanding, respectively	15,217	14,008
Additional paid-in capital	254,396	232,732
Retained earnings	73,283	65,839
Accumulated other comprehensive income	592	168
Total shareholders' equity	343,488	312,747
Total liabilities and shareholders' equity	$3,265,985	$2,449,123

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$28,663	$25,278	$55,097	$50,253
Securities available-for-sale:
Taxable	589	871	1,268	1,842
Tax-exempt	416	411	699	836
Federal funds sold and other earning assets	277	743	879	1,315
Total interest income	29,945	27,303	57,943	54,246
Interest expense:
Deposits	3,366	5,788	8,120	11,039
Borrowings	249	123	339	235
Subordinated debt	584	590	1,167	1,173
Total interest expense	4,199	6,501	9,626	12,447
Net interest income	25,746	20,802	48,317	41,799
Provision for loan losses	2,850	393	6,049	1,190
Net interest income after provision for loan losses	22,896	20,409	42,268	40,609
Noninterest income:
Service charges on deposit accounts	709	707	1,479	1,361
Gain on sale of securities	16	33	16	33
Mortgage banking	931	392	1,515	674
Investment services	363	255	801	424
Insurance commissions	473	—	742	—
Interchange and debit card transaction fees	508	143	784	318
Merger termination fee	—	6,400	—	6,400
Other	511	486	993	904
Total noninterest income	3,511	8,416	6,330	10,114
Noninterest expense:
Salaries and employee benefits	10,357	8,984	20,363	17,382
Occupancy and equipment	1,996	1,658	3,906	3,298
FDIC insurance	180	180	360	359
Other real estate and loan related expense	346	242	892	732
Advertising and marketing	202	259	400	554
Data processing	594	577	1,132	1,192
Professional services	868	489	1,578	1,151
Amortization of intangibles	405	342	767	686
Software as service contracts	561	568	1,031	1,136
Merger related and restructuring expenses	1,477	1,796	3,573	2,719
Other	1,820	1,714	3,598	3,179
Total noninterest expense	18,806	16,809	37,600	32,388
Income before income tax expense	7,601	12,016	10,998	18,335
Income tax expense	1,427	2,895	2,091	4,483
Net income	$6,174	$9,121	$8,907	$13,852
Earnings per common share:
Basic	$0.41	$0.65	$0.60	$0.99
Diluted	0.41	0.65	$0.60	$0.99
Weighted average common shares outstanding:
Basic	15,152,768	13,951,643	14,773,935	13,946,856
Diluted	15,202,335	14,046,500	14,842,486	14,036,790

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$6,174	$9,121	$8,907	$13,852
Other comprehensive income:
Unrealized holding gains and hedge effects on securities available-for-sale arising during the period	1,808	2,610	2,903	5,461
Tax effect	(394)	(683)	(638)	(1,431)
Reclassification adjustment for realized gains included in net income	16	33	16	33
Tax effect	(4)	(9)	(4)	(9)
Unrealized gains on securities available-for-sale arising during the period, net of tax	1,426	1,951	2,277	4,054
Unrealized gains (losses) on fair value municipal security hedges	691	(2,830)	(2,381)	(2,521)
Tax effect	(278)	742	528	661
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	413	(2,088)	(1,853)	(1,860)

Total other comprehensive income (loss)	1,839	(137)	424	2,194
Comprehensive income	$8,013	$8,984	$9,331	$16,046

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Total
Balance, December 31, 2018	13,933,504	$13,933	$231,852	$39,991	$(2,765)	$283,011
Net income	—	—	—	13,852	—	13,852
Other comprehensive income	—	—	—	—	2,194	2,194
Common stock issued pursuant to:
Stock awards	3,298	3	61	—	—	65
Exercise of stock options	16,407	16	196	—	—	213
Stock compensation expense	—	—	276	—	—	276
Balance, June 30, 2019	13,953,209	$13,953	$232,386	$53,843	$(571)	$299,611

Balance, December 31, 2019	14,008,233	$14,008	$232,732	$65,839	$168	$312,747
Net income	—	—	—	8,907	—	8,907
Other comprehensive loss	—	—	—	—	424	424
Common stock issued pursuant to:
Exercise of stock options	15,358	16	162	—	—	178
Restricted stock, net of forfeitures	32,318	32	(32)	—	—	—
Shareholders of Progressive Financial Group, Inc.	1,292,578	1,293	23,254	—	—	24,547
Stock compensation expense	—	—	223	—	—	223
Common stock dividend ($0.10 per share)	—	—	—	(1,463)	—	(1,463)
Repurchase of common stock	(131,555)	(132)	(1,943)	—	—	(2,075)
Balance, June 30, 2020	15,216,932	$15,217	$254,396	$73,283	$592	$343,488

Balance, March 31, 2019	13,951,590	$13,952	$232,241	$44,722	$(434)	$290,481
Net income	—	—	—	9,121	—	9,121
Other comprehensive gain	—	—	—	—	(137)	(137)
Common stock issued pursuant to:
Exercise of stock options	1,619	2	12	—	—	14
Restricted stock	—	—	—	—	—	—
Stock compensation expense	—	—	133	—	—	133
Balance, June 30, 2019	13,953,209	$13,953	$232,386	$53,843	$(571)	$299,611

Balance, March 31, 2020	15,221,990	$15,222	$254,356	$67,869	$(1,247)	$336,200
Net income	—	—	—	6,174	—	6,174
Other comprehensive gain	—	—	—	—	1,839	1,839
Common stock issued pursuant to:
Exercise of stock options	500	1	4	—	—	5
Restricted stock	418	—	—	—	—	—
Stock compensation expense	—	—	113	—	—	113
Common stock dividends ($0.05 per share)	—	—	—	(760)	—	(760)
Repurchase of common stock	(5,976)	(6)	(77)	—	—	(83)
Balance, June 30, 2020	15,216,932	$15,217	$254,396	$73,283	$592	$343,488

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$8,907	$13,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,788	2,088
Accretion of fair value purchase accounting adjustments, net	(2,729)	(3,091)
Provision for loan losses	6,049	1,190
Stock compensation expense	223	276
Gain from redemption and sale of securities available-for-sale	(16)	(33)
Deferred income tax expense	209	1,039
Increase in cash surrender value of bank owned life insurance	(345)	(314)
Loss on disposal of fixed assets	—	14
Net (gains) losses from sale of other real estate owned	81	(16)
Net gains from sale of loans	(1,515)	(674)
Origination of loans held for sale	(49,888)	(33,491)
Proceeds from sales of loans held for sale	50,929	32,057
Net change in:
Accrued interest receivable	(5,236)	(612)
Accrued interest payable	318	454
Other assets	(10,018)	(593)
Other liabilities	1,523	5,792
Net cash provided by operating activities	1,280	17,938
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	6,875	16,515
Proceeds from maturities and calls of securities available-for-sale	15,450	10,305
Proceeds from paydowns of securities available-for-sale	9,144	6,554
Purchases of securities available-for-sale	(41,958)	(1,054)
Purchases of other investments	(1,223)	(1,406)
Net increase in loans	(321,192)	(55,323)
Purchases of premises and equipment	(3,417)	(2,011)
Proceeds from sale of other real estate owned	406	1,100
Net cash and cash equivalents received from business combination	46,132	—
Net cash used in investing activities	(289,783)	(25,320)
Cash flows from financing activities:
Net increase in deposits	220,128	90,136
Net decrease in securities sold under agreements to repurchase	(527)	(3,537)
Proceeds from borrowings	338,340	120,176
Repayment borrowings	(50,581)	(115,959)
Cash dividends paid	(1,463)	—
Issuance of common stock	178	278
Purchase of common stock	(2,075)	—
Net cash provided by financing activities	504,000	91,094
Net change in cash and cash equivalents	215,497	83,712
Cash and cash equivalents, beginning of period	183,970	115,822
Cash and cash equivalents, end of period	$399,467	$199,534
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,308	$11,993
Cash paid during the period for income taxes	2,948	2,630
Noncash investing and financing activities:
Acquisition of real estate through foreclosure	971	403
Change in goodwill due to acquisitions	8,532	—
Initial recognition of operating lease right-of-use assets	484	2,344
Initial recognition of operating lease liabilities	484	2,344

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business:

SmartFinancial, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the "Bank"). The Company provides a variety of financial services to individuals and corporate customers through its offices in East and Middle Tennessee, Alabama, and the Florida Panhandle. The Bank’s primary deposit products are noninterest-bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

Basis of Presentation and Accounting Estimates:

The accounting and financial reporting policies of the Company and its wholly-owned subsidiary conform to U.S. generally accepted accounting principles (“GAAP”) and reporting guidelines of banking regulatory authorities and regulators. The accompanying interim consolidated financial statements for the Company and its wholly-owned subsidiary have not been audited. All material intercompany balances and transactions have been eliminated.

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets and deferred taxes, other than temporary impairments of securities, the fair value of financial instruments, goodwill, and the fair value of assets acquired and liabilities assumed in acquisitions. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

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

In October 2019, the Financial Accounting Standards Board approved a delay for the implementation of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The Board decided that CECL will be effective for larger Public Business Entities ("PBEs") that are SEC filers, excluding Smaller Reporting Companies ("SRCs") as currently defined by the SEC, for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For calendar-year-end companies, this will be January 1, 2020. The determination of whether an entity is an SRC will be based on an entity’s most recent assessment in accordance with SEC regulations and the Company meets the regulations as an SRC.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify various aspects of the current guidance to promote consistent application of the standard among reporting entities by moving certain exceptions to the general principles. The amendments are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not plan to adopt this standard early and adoption should not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference London Interbank Offered Rate (“LIBOR”). It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is implementing a transition plan to identify and modify its loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR. The Company is assessing ASU 2020-04 and its impact on the transition away from LIBOR for its loan and other financial instruments.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral. In regard to nonaccrual and charge-offs of loans, during short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or classified.

Reclassifications:

Certain captions and amounts in the 2019 consolidated financial statements were reclassified to conform to the 2020 financial statement presentation. These reclassifications had no impact on net income or shareholders’ equity as previously reported.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Business Combinations

Acquisition of Progressive Financial Inc.

On March 1, 2020, the Company completed the merger of Progressive Financial Group, Inc., a Tennessee corporation (“PFG”), pursuant to an Agreement and Plan of Merger dated October 29, 2019 (the “Merger Agreement”).

In connection with the merger, the Company acquired $301 million of assets and assumed $272 million of liabilities. Pursuant to the Merger Agreement, each outstanding share of Progressive common stock was converted into and cancelled in exchange to the right to receive $474.82 in cash, and 62.3808 shares of SmartFinancial common stock. SmartFinancial issued 1,292,578 shares of SmartFinancial common stock and paid $9.8 million in cash as consideration for the Merger. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $8.5 million, representing the intangible value of Progressive’s business and reputation within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company is amortizing the related core deposit intangible of $1.4 million using the effective yield method over 120 months (10 years), which represents the expected useful life of the asset.

The Company’s operating results for the three and six month periods ended June 30, 2020, include the operating results of the acquired business for the period subsequent to the merger date of March 1, 2020.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values (1) and are summarized in the table below (in thousands).

	As recorded	Fair value	As recorded
	by PFG	adjustments (1)	by the Company
Assets:
Cash & cash equivalents	$55,971	$—	$55,971
Investment securities available-for-sale	27,054	203	27,257
Restricted investments	692	—	692
Loans	191,672	(3,691)	187,981
Allowance for loan losses	(2,832)	2,832	—
Premises and equipment, net	15,681	(2,919)	12,762
Bank owned life insurance	5,560	—	5,560
Deferred tax asset, net	—	813	813
Intangibles	—	1,370	1,370
Other real estate owned	3,695	(329)	3,366
Interest Receivable	1,061	(280)	781
Prepaids	375	(174)	201
Goodwill	231	(231)	—
Other assets	1,881	—	1,881
Total assets acquired	$301,041	$(2,406)	$298,635

Liabilities:
Deposits	$271,276	$—	$271,276
Time deposit premium	—	729	729
Payables and other liabilities	776	—	776
Total liabilities assumed	272,052	729	272,781
Excess of assets assumed over liabilities assumed	$28,989
Aggregate fair value adjustments		$(3,135)
Total identifiable net assets			25,854
Consideration transferred:
Cash			9,838
Common stock issued (1,292,578 shares)			24,547
Total fair value of consideration transferred			34,385

Goodwill			$8,531

(1) Fair values are preliminary and are subject to refinement for a period of one year after the closing date of an acquisition as information relative to the closing date fair value becomes available.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents additional information related to the purchased credit impaired loans of the acquired loan portfolio at the acquisition date (in thousands):

March 1, 2020
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$21,107
Non-accretable differences	4,706
Cash flows expected to be collected	16,401
Accretable yield	2,515
Fair value	$13,886

The following table discloses the impact of the merger with PFG since the acquisition date through the three and six month periods ended June 30, 2020. The table also presents certain pro-forma information (net interest income and noninterest income (“Revenue”) and net income) as if the PFG acquisition had occurred on January 1, 2019. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

Merger-related costs from the PFG acquisition for the three and six month periods ended June 30, 2020, were $1.5 million and $3.6 million, respectively, have been excluded from the pro-forma information presented below. Merger related costs for the same periods of 2019 are included in pro-forma information.  The actual results and pro-forma information were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Revenue	Net Income	Revenue	Net Income
2020:
Actual PFG results included in statement of income since acquisition date	$3,655	$1,362	$4,160	$1,478
Supplemental consolidation pro-forma as if PFG had been acquired January 1, 2019	29,639	7,265	57,689	11,278

2019:
Supplemental consolidation pro-forma as if PFG had been acquired January 1, 2019	$33,289	$8,366	$60,055	$11,879

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

presented below. There were 116 thousand and 85 thousand antidilutive shares for the three and six month periods ended June 30, 2020, respectively, and none for the three and six month periods ended June 30, 2019.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic earnings per share computation:
Net income available to common stockholders	$6,174	$9,121	$8,907	$13,852
Average common shares outstanding – basic	15,152,768	13,951,643	14,773,935	13,946,856
Basic earnings per share	$0.41	$0.65	$0.60	$0.99
Diluted earnings per share computation:
Net income available to common stockholders	$6,174	$9,121	$8,907	$13,852
Average common shares outstanding – basic	15,152,768	13,951,643	14,773,935	13,946,856
Incremental shares from assumed conversions:
Stock options and restricted stock	49,567	94,857	68,551	89,934
Average common shares outstanding - diluted	15,202,335	14,046,500	14,842,486	14,036,790
Diluted earnings per common share	$0.41	$0.65	$0.60	$0.99

Note 4. Securities

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2020:
U.S. Government-sponsored enterprises (GSEs)	$31,337	$82	$(8)	$31,411
Municipal securities	86,469	1,716	(16)	88,169
Other debt securities	9,463	38	(44)	9,457
Mortgage-backed securities (GSEs)	88,913	2,034	(353)	90,594
Total	$216,182	$3,870	$(421)	$219,631

December 31, 2019:
U.S. Government-sponsored enterprises (GSEs)	$19,015	$41	$(56)	$19,000
Municipal securities	63,792	618	(19)	64,391
Other debt securities	3,481	22	(33)	3,470
Mortgage-backed securities (GSEs)	91,531	382	(426)	91,487
Total	$177,819	$1,063	$(534)	$178,348

At June 30, 2020, and December 31, 2019, securities with a carrying value totaling approximately $79.5 million and $92.3 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Proceeds from sale of securities available for sale, gross gains and gross losses on sales and redemptions for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Proceeds from sales	$4,760	$13,342	$6,875	$16,515
Gross gains	$16	$34	$16	$34
Gross losses	$-	$(1)	$-	$(1)

Proceeds from redemptions	$12,200	$5,000	$15,450	$10,305

The amortized cost and estimated fair value of securities at June 30, 2020, by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in one year or less	$440	$443
Due from one year to five years	3,874	3,872
Due from five years to ten years	32,291	32,540
Due after ten years	90,664	92,182
	127,269	129,037
Mortgage-backed securities	88,913	90,594
Total	$216,182	$219,631

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2020:
U.S. Government-sponsored enterprises (GSEs)	$6,583	$(8)	$—	$—	$6,583	$(8)
Municipal securities	3,546	(16)	—	—	3,546	(16)
Other debt securities	1,966	(14)	953	(30)	2,919	(44)
Mortgage-backed securities (GSEs)	14,209	(143)	11,222	(210)	25,431	(353)
Total	$26,304	$(181)	$12,175	$(240)	$38,479	$(421)

December 31, 2019:
U.S. Government-sponsored enterprises (GSEs)	$2,972	$(43)	$5,987	$(13)	$8,959	$(56)
Municipal securities	3,656	(16)	527	(3)	4,183	(19)
Other debt securities	—	—	947	(33)	947	(33)
Mortgage-backed securities (GSEs)	13,208	(194)	19,988	(232)	33,196	(426)
Total	$19,836	$(253)	$27,449	$(281)	$47,285	$(534)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At June 30, 2020, the categories of temporarily impaired securities in an unrealized loss position twelve months or greater are as follows (dollars in thousands):

	Gross
	Unrealized	Number of
	Loss	Securities
U.S. Government- sponsored enterprises (GSEs)	$—	—
Municipal securities	—	—
Other debt securities	(30)	1
Mortgage-backed securities (GSEs)	(210)	10
Total	$(240)	11

The Company reviews the securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment. A determination as to whether a security’s decline in fair value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Company may consider in the other-than-temporary impairment analysis include the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions.

Based on this evaluation, the Company concluded that any unrealized losses at June 30, 2020, represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and current market conditions, and not credit deterioration of the issuers. As of June 30, 2020, the Company does not intend to sell any of the securities, does not expect to be required to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	June 30,	December 31,
	2020	2019
Federal Reserve Bank stock	$8,641	$7,917
Federal Home Loan Bank stock	5,838	4,646
First National Bankers Bank stock	350	350
Total	$14,829	$12,913

Our restricted investments consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2020, the Company determined that there was no impairment on its other investments.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Allowance for Loan Losses

Portfolio Segmentation:

Major categories of loans are summarized as follows (in thousands):

	June 30, 2020			December 31, 2019
	PCI	All Other		PCI	All Other
	Loans[1]	Loans	Total	Loans[1]	Loans	Total
Commercial real estate	$16,517	$1,000,516	$1,017,033	$15,255	$890,051	$905,306
Consumer real estate	11,568	448,292	459,860	6,541	410,941	417,482
Construction and land development	6,427	272,789	279,216	4,458	223,168	227,626
Commercial and industrial	341	637,109	637,450	407	336,668	337,075
Consumer and other	106	14,619	14,725	326	9,577	9,903
Total loans	34,959	2,373,325	2,408,284	26,987	1,870,405	1,897,392
Less: Allowance for loan losses	—	(16,254)	(16,254)	(156)	(10,087)	(10,243)

Loans, net	$34,959	$2,357,071	$2,392,030	$26,831	$1,860,318	$1,887,149

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

The composition of loans by loan classification for impaired and performing loan status is summarized in the tables below (in thousands):

			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
June 30, 2020:
Performing loans	$999,567	$446,892	$272,789	$636,952	$14,619	$2,370,819
Impaired loans	949	1,400	—	157	—	2,506
	1,000,516	448,292	272,789	637,109	14,619	2,373,325
PCI loans	16,517	11,568	6,427	341	106	34,959
Total loans	$1,017,033	$459,860	$279,216	$637,450	$14,725	$2,408,284

December 31, 2019:
Performing loans	$889,795	$409,394	$222,621	$336,508	$9,577	$1,867,895
Impaired loans	256	1,547	547	160	—	2,510
	890,051	410,941	223,168	336,668	9,577	1,870,405
PCI loans	15,255	6,541	4,458	407	326	26,987
Total loans	$905,306	$417,482	$227,626	$337,075	$9,903	$1,897,392

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans (in thousands):

			Construction	Commercial	Consumer
	Commercial	Consumer	and Land	and	and
	Real Estate	Real Estate	Development	Industrial	Other	Total
June 30, 2020:
Performing loans	$6,551	$3,021	$1,795	$4,314	$108	$15,789
Impaired loans	44	292	—	129	—	465
	6,595	3,313	1,795	4,443	108	16,254
PCI loans	—	—	—	—	—	—
Total loans	$6,595	$3,313	$1,795	$4,443	$108	$16,254

December 31, 2019:
Performing loans	$4,491	$2,159	$1,127	$1,766	$69	$9,612
Impaired loans	—	343	—	132	—	475
	4,491	2,502	1,127	1,898	69	10,087
PCI loans	17	74	—	59	6	156
Total loans	$4,508	$2,576	$1,127	$1,957	$75	$10,243

The following tables detail the changes in the allowance for loan losses by loan classification (in thousands):

	Three Months Ended June 30, 2020
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Total
Beginning balance	$5,963	$3,301	$1,484	$2,557	$126	$13,431
Charged off loans	—	—	—	(9)	(66)	(75)
Recoveries of charge-offs	3	11	—	6	28	48
Provision (reallocation) charged to expense	629	1	311	1,889	20	2,850
Ending balance	$6,595	$3,313	$1,795	$4,443	$108	$16,254

	Three Months Ended June 30, 2019
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Total
Beginning balance	$4,074	$1,949	$854	$1,709	$118	$8,704
Charged off loans	—	—	—	(14)	(80)	(94)
Recoveries of charge-offs	22	16	2	41	13	94
Provision (reallocation) charged to expense	6	224	90	10	63	393
Ending balance	$4,102	$2,189	$946	$1,746	$114	$9,097

	Six Months Ended June 30, 2020
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Total
Beginning balance	$4,508	$2,576	$1,127	$1,957	$75	$10,243
Loans charged off	—	(2)	—	(17)	(142)	(161)
Recoveries of loans charged off	5	17	2	49	50	123
Provision (reallocation) charged to expense	2,082	722	666	2,454	125	6,049
Ending balance	$6,595	$3,313	$1,795	$4,443	$108	$16,254

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six Months Ended June 30, 2019
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Total
Beginning balance	$3,639	$1,789	$795	$1,746	$306	$8,275
Loans charged off	—	(2)	—	(333)	(210)	(545)
Recoveries of loans charged off	24	20	4	53	76	177
Provision (reallocation) charged to expense	439	382	147	280	(58)	1,190
Ending balance	$4,102	$2,189	$946	$1,746	$114	$9,097

The following tables outline the amount of each loan classification and the amount categorized into each risk rating (in thousands):

	June 30, 2020
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
Non PCI Loans:	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$526,141	$390,787	$227,302	$573,989	$14,259	$1,732,478
Watch	462,734	55,210	45,416	61,888	288	625,536
Special mention	10,586	599	—	892	—	12,077
Substandard	1,055	1,534	71	207	48	2,915
Doubtful	—	162	—	133	24	319
Total	1,000,516	448,292	272,789	637,109	14,619	2,373,325

PCI Loans:
Pass	8,082	9,028	1,353	249	83	18,795
Watch	7,314	922	4,520	—	16	12,772
Special mention	20	57	—	—	—	77
Substandard	1,101	1,561	554	92	7	3,315
Doubtful	—	—	—	—	—	—
Total	16,517	11,568	6,427	341	106	34,959
Total loans	$1,017,033	$459,860	$279,216	$637,450	$14,725	$2,408,284

	December 31, 2019
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
Non PCI Loans:	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$860,447	$407,336	$216,459	$328,564	$9,462	$1,822,268
Watch	25,180	989	6,089	6,786	40	39,084
Special mention	4,057	738	—	1,033	—	5,828
Substandard	367	1,713	620	228	51	2,979
Doubtful	—	165	—	57	24	246
Total	890,051	410,941	223,168	336,668	9,577	1,870,405

PCI Loans:
Pass	12,473	5,258	902	41	300	18,974
Watch	2,234	38	3,556	—	13	5,841
Special mention	139	60	—	—	—	199
Substandard	409	1,185	—	366	13	1,973
Doubtful	—	—	—	—	—	—
Total	15,255	6,541	4,458	407	326	26,987
Total loans	$905,306	$417,482	$227,626	$337,075	$9,903	$1,897,392

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

The following tables present an aging analysis of our loan portfolio (in thousands):

	June 30, 2020
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and	PCI	Current	Total
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	Loans	Loans	Loans
Commercial real estate	$1,019	$188	$1	$815	$2,023	$16,517	$998,493	$1,017,033
Consumer real estate	1,726	457	138	1,891	4,212	11,568	444,080	459,860
Construction and land development	602	—	265	—	867	6,427	271,922	279,216
Commercial and industrial	84	93	465	121	763	341	636,346	637,450
Consumer and other	134	2	8	72	216	106	14,403	14,725
Total	$3,565	$740	$877	$2,899	$8,081	$34,959	$2,365,244	$2,408,284

	December 31, 2019
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and	PCI	Current	Total
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	Loans	Loans	Loans
Commercial real estate	$466	$22	$—	$124	$612	$15,255	$889,439	$905,306
Consumer real estate	1,564	30	—	1,872	3,466	6,541	407,475	417,482
Construction and land development	507	—	607	620	1,734	4,458	221,434	227,626
Commercial and industrial	559	53	—	57	669	407	335,999	337,075
Consumer and other	86	14	—	70	170	326	9,407	9,903
Total	$3,182	$119	$607	$2,743	$6,651	$26,987	$1,863,754	$1,897,392

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans:

The following is an analysis of the impaired loan portfolio, including PCI loans, detailing the related allowance recorded (in thousands):

	June 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Commercial real estate	$553	$553	$—	$256	$261	$—
Consumer real estate	720	721	—	553	553	—
Construction and land development	—	—	—	547	547	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	1,273	1,274	—	1,356	1,361	—

Impaired loans with a valuation allowance:
Commercial real estate	396	402	44	—	—	—
Consumer real estate	680	680	292	994	994	343
Construction and land development	—	—	—	—	—	—
Commercial and industrial	157	157	129	160	160	132
Consumer and other	—	—	—	—	—	—
	1,233	1,239	465	1,154	1,154	475
PCI loans:
Commercial real estate	16	99	—	17	99	17
Consumer real estate	1,870	2,138	—	1,205	1,371	74
Construction and land development	—	—	—	—	—	—
Commercial and industrial	303	445	—	396	534	59
Consumer and other	30	35	—	45	51	6
	2,219	2,717	—	1,663	2,055	156

Total impaired loans	$4,725	$5,230	$465	$4,173	$4,570	$631

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$345	$1	$424	$5
Consumer real estate	633	10	624	—
Construction and land development	304	—	650	2
Commercial and industrial	—	—	16	—
Consumer and other	—	—	14	—
	1,282	11	1,728	7
Impaired loans with a valuation allowance:
Commercial real estate	396	—	24	—
Consumer real estate	827	5	217	2
Construction and land development	—	—	28	—
Commercial and industrial	158	3	293	—
Consumer and other	—	—	13	—
	1,381	8	575	2
PCI loans:
Commercial real estate	490	—	2,529	—
Consumer real estate	1,168	38	1,099	—
Construction and land development	116	—	—	—
Commercial and industrial	338	3	—	—
Consumer real estate	22	—	—	—
	2,134	41	3,628	—

Total impaired loans	$4,797	$60	$5,931	$9

	Six Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$315	$4	$495	$25
Consumer real estate	606	14	774	4
Construction and land development	385	—	616	1
Commercial and industrial	—	—	33	1
Consumer and other	—	—	19	—
	1,306	18	1,937	31
Impaired loans with a valuation allowance:
Commercial real estate	264	2	16	—
Consumer real estate	882	14	199	9
Construction and land development	—	—	19	—
Commercial and industrial	158	5	514	9
Consumer and other	—	—	38	—
	1,304	21	786	18
PCI loans:
Commercial real estate	333	1	1,686	(9)
Consumer real estate	1,174	39	732	2
Construction and land development	77	—	—	—
Commercial and industrial	361	3	—	—
Consumer and other	31	—	—	—
	1,976	43	2,418	(7)

Total impaired loans	$4,586	$82	$5,141	$42

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Troubled Debt Restructurings:

At June 30, 2020, and December 31, 2019, impaired loans included loans that were classified as TDRs. The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

In assessing whether or not a borrower is experiencing financial difficulties, the Company considers information currently available regarding the financial condition of the borrower. This information includes, but is not limited to, whether (i) the debtor is currently in payment default on any of its debt; (ii) a payment default is probable in the foreseeable future without the modification; (iii) the debtor has declared or is in the process of declaring bankruptcy; and (iv) the debtor’s projected cash flow is sufficient to satisfy contractual payments due under the original terms of the loan without a modification.

The Company considers all aspects of the modification to loan terms to determine whether or not a concession has been granted to the borrower. Key factors considered by the Company include the debtor’s ability to access funds at a market rate for debt with similar risk characteristics, the significance of the modification relative to unpaid principal balance or collateral value of the debt, and the significance of a delay in the timing of payments relative to the original contractual terms of the loan.

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

As of June 30, 2020, and December 31, 2019, management had approximately $9 thousand and $61 thousand, respectively, in loans that met the criteria for TDR, none of which were on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

There was one loan that was modified as a TDR during the six month period ended June 30, 2020, and no loans were modified during the six month period ended June 30, 2019. There were no loans that were modified as TDRs during the past six months and for which there was a subsequent payment default.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. The Coronavirus Aid Relief and Economic Security (“CARES”) Act along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 does not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. See Note 1 Summary of Significant Accounting Policies for more information.

Foreclosure Proceedings and Balances:

As of June 30, 2020, there were five residential properties secured by real estate included in other real estate owned and there were no consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchased Credit Impaired Loans:

The Company has acquired loans where there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Commercial real estate	$24,551	$21,570
Consumer real estate	14,191	8,411
Construction and land development	7,610	5,394
Commercial and industrial	2,212	2,540
Consumer and other	240	504
Total loans	48,804	38,419
Less: Remaining purchase discount	(13,845)	(11,432)
Total loans, net of purchase discount	34,959	26,987
Less: Allowance for loan losses	—	(156)
Carrying amount, net of allowance	$34,959	$26,831

Activity related to the accretable yield on loans acquired with deteriorated credit quality is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Accretable yield, beginning of period	$10,979	$8,644	$8,454	$7,052
Additions	—	—	2,515	—
Accretion income	(1,057)	(1,026)	(3,134)	(2,280)
Reclassification	247	323	2,163	1,358
Other changes, net	1,608	339	1,779	2,150
Accretable yield, end of period	$11,777	$8,280	$11,777	$8,280

Note 6. Goodwill and Intangible Assets

In accordance with FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year and at December 31, 2019, the results of the qualitative assessment provided no indication of potential impairment. Goodwill will continue to be monitored for triggering events that may indicate impairment prior to the next scheduled annual impairment test. Considering the recent economic conditions resulting from the COVID-19 pandemic, as of June 30, 2020, the Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  The results indicated that there was no impairment as of June 30, 2020. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

The Company’s other intangible assets consist of core deposit intangibles, and is initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	June 30,	December 31,
	2020	2019
Goodwill:
Balance, beginning of period	$65,614	$66,087
Adjustment to values initially recorded for Acquisition of Foothills Bancorp, Inc.	—	(473)
Acquisition of PFG	8,302	—
Adjustment to values initially recorded for Acquisition of PFG	229	—
Balance, end of the period	$74,145	$65,614

	June 30,	December 31,
	2020	2019
Core deposit intangible:
Balance, beginning of period	$14,550	$14,550
Acquisition of PFG	1,370	—
Balance, gross core deposit intangible	15,920	14,550
Less: accumulated amortization	(3,738)	(2,971)
Net core deposit intangible, net	$12,182	$11,579

The aggregate amortization of core deposit intangibles expense for the three and six month periods ended June 30, 2020, was $405 thousand and $767 thousand, respectively, and for the three and six months ended June 30, 2019, was $342 thousand and $686 thousand, respectively.

The estimated aggregate amortization expense for future periods for core deposit intangibles is as follows (in thousands):

Remainder of 2020	$802
2021	1,570
2022	1,526
2023	1,485
2024	1,456
Thereafter	5,343
Total	$12,182

Note 7. Borrowings and Line of Credit

Borrowings:

At June 30, 2020, total borrowings were $318.9 million compared to $31.6 million at December 31, 2020.  The $287.3 million increase was primarily due to borrowings from the Federal Reserve Bank Payroll Protection Program Liquidity Facility (“PPPLF”) of $237.8 million in the second quarter of 2020 and an increase in Federal Home Loan Bank (“FHLB”) borrowings of $50.0 million. Borrowings consist of the following (dollars in thousands):

	June 30,	December 31,
	2020	2019
Securities sold under customer repurchase agreements	$5,659	$6,184
FHLB borrowings	75,000	25,000
PPPLF borrowings	237,778	—
Other borrowings	418	439
Total	$318,855	$31,623

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Line of Credit:

The Company has a Loan and Security Agreement and revolving note with ServisFirst Bank, pursuant to which ServisFirst Bank has made a $25.0 million revolving line of credit available to the Company. The maturity of the line of credit is September 24, 2021. At June 30, 2020, there was no outstanding balance under the line of credit, and the entire amount of the line of credit remained available to the Company.

Note 8. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three and six month periods ending June 30, 2020, was $307 thousand and $558 thousand, respectively.  The Company’s contribution to the Plan for the three and six months periods ending June 30, 2019, was $217 thousand and $415 thousand, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At June 30, 2020, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which had 30,599 Rights issued and 1,882,689 Rights available for future grants or awards.

In addition, the Company has 38,250 Rights issued from the Cornerstone Bancshares, Inc. 2002 Long Term Incentive Plan, 48,750 Rights issued from the Cornerstone Non-Qualified Plan Options, and 2,266 Rights issued from the Capstone Stock Option Plan. These plans do not have any Rights available for future grants or awards.

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2019	136,658	$10.29
Granted	—	—
Exercised	(15,358)	11.56
Forfeited	(1,435)	15.05
Outstanding at June 30, 2020	119,865	$10.08

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Information pertaining to stock options outstanding at June 30, 2020, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$6.60	25,000	1.4 years	$6.60	25,000	$6.60
6.80	13,250	0.7 years	6.80	13,250	6.80
9.48	21,000	2.4 years	9.48	21,000	9.48
9.60	27,750	2.9 years	9.60	27,750	9.60
11.76	2,266	2.0 years	11.76	2,266	11.76
15.05	30,599	4.8 years	15.05	30,599	15.05
Outstanding, end of period	119,865	2.7 years	$10.08	119,865	$10.08

The Company did not recognize any stock option-based compensation expense during the three and six months ended June 30, 2020, as all stock options issued are fully vested. During the three and six month periods ended June 30, 2019, stock option-based compensation expense was $31 thousand and $62 thousand, respectively.

The intrinsic value of options exercised during the three and six month periods ended June 30, 2020 was $2 thousand and $66 thousand, respectively. The intrinsic value of options exercised during the three and six month periods ended June 30, 2019 was $32 thousand and $112 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at June 30, 2020, was $732 thousand. Cash received from options exercised under all share-based payment arrangements for the six month period ended June 30, 2020 was $178 thousand.

No options vested during the periods ended June 30, 2020, and 2019, respectively. The income tax expense/benefit recognized for the exercise of options during the three and six months ended June 30, 2020, was an expense of $2 thousand and a benefit of $22, thousand, respectively, and for the three and six months ended June 30, 2019, a benefit of $5 thousand and $27 thousand, respectively.

As of June 30, 2020, all options were fully vested and currently no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

Stock Appreciation Rights ("SARs"):

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2019	67,000	$20.54
Granted	18,000	15.19
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2020	85,000	$19.40

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Information pertaining to SARs outstanding at June 30, 2020, is as follows:

	SARs Outstanding			SARs Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.19	18,000	3.50 years	$15.19	—	$—
18.12	21,000	2.50 years	18.12	—	—
21.61	34,000	1.50 years	21.61	—	—
21.72	12,000	0.50 years	21.72	12,000	21.72
Outstanding, end of period	85,000	2.03 years	$19.40	12,000	$21.72

SARs compensation expense of $92 thousand and ($26) thousand was recognized for the three and six month periods ended June 30, 2020, respectively, and $60 thousand and $80 thousand for three and six month periods ended June 30, 2019, respectively. The credit in expense for the six month period ended June 30, 2020, was due to adjustments related to the fair value evaluation of SARs.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended June 30, 2020 is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2019	65,400	$21.04
Granted	37,818	16.16
Vested	(5,500)	19.12
Forfeited/expired	(1,500)	18.12
Balance at June 30, 2020	96,218	$19.28

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the three and six months ended June 30, 2020, was $114 thousand and $223 thousand, respectively, and was $102 thousand and $214 thousand, during the three and six month periods ended June 30, 2019, respectively. As of June 30, 2020, there was $1.2 million, respectively, of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 3.36 years. The grant-date fair value of restricted stock awards vested was $105 thousand for the period ended June 30, 2020.

Note 9. Commitments and Contingent Liabilities

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized on the balance sheet. The majority of all commitments to extend credit are variable rate instruments while the standby letters of credit are primarily fixed rate instruments. The Company’s exposure to credit loss is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Commitments to extend credit	$506,720	$384,411
Standby letters of credit	6,543	11,727

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At June 30, 2020, and December 31, 2019, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

The Company is subject in the normal course of business to various pending and threatened legal proceedings in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of litigation pending or threatened against the Company will be material to the Company’s consolidated financial position. On an on-going basis, the Company assesses any potential liabilities or contingencies in connection with such legal proceedings. For those matters where it is deemed probable that the Company will incur losses and the amount of the losses can be reasonably estimated, the Company would record an expense and corresponding liability in its consolidated financial statements.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$31,411	$—	$31,411	$—
Municipal securities	88,169	—	88,169	—
Other debt securities	9,457	—	9,457	—
Mortgage-backed securities (GSEs)	90,594	—	90,594	—
Total securities available-for-sale	$219,631	$—	$219,631	$—

Liabilities:
Derivative financial instruments	$7,090	$—	$7,090	$—

December 31, 2019:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$19,000	$—	$19,000	$—
Municipal securities	64,391	—	64,391	—
Other debt securities	3,470	—	3,470	—
Mortgage-backed securities (GSEs)	91,487	—	91,487	—
Total securities available-for-sale	$178,348	$—	$178,348	$—

Liabilities:
Derivative financial instruments	$3,446	—	$3,446	—

During the six month period ending June 30, 2020, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020:
Impaired loans	$4,260	$—	$—	$4,260
Other real estate owned	5,524	—	—	5,524

December 31, 2019:
Impaired loans	$2,185	$—	$—	$2,185
Other real estate owned	1,757	—	—	1,757

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
June 30, 2020:
Impaired loans	$4,260	Appraisal and cashflow	Appraisal and cashflow discounts	10%
Other real estate owned	5,524	Appraisal	Appraisal discounts	28%

December 31, 2019:
Impaired loans	$2,185	Appraisal	Appraisal and cashflow discounts	22%
Other real estate owned	1,757	Appraisal	Appraisal discounts	29%

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
June 30, 2020:
Assets:
Cash and cash equivalents	$399,467	$399,467	$—	$—	$399,467
Securities available-for-sale	219,631	—	219,631	—	219,631
Other investments	14,829	N/A	N/A	N/A	N/A
Loans, net and loans held for sale	2,398,360	—	—	2,385,657	2,385,657

Liabilities:
Noninterest-bearing demand deposits	645,650	—	645,650	—	645,650
Interest-bearing demand deposits	479,212	—	497,212	—	497,212
Money market and savings deposits	762,246	—	762,246	—	762,246
Time deposits	652,581	—	656,885	—	656,885
Borrowings	318,855	—	319,666	—	319,666
Subordinated debt	39,304	—	—	31,547	31,547
Derivative financial instruments	7,090	—	7,090	—	7,090

December 31, 2019:
Assets:
Cash and cash equivalents	$183,971	$183,971	$—	$—	$183,971
Securities available-for-sale	178,348	—	178,348	—	178,348
Other investments	12,913	N/A	N/A	N/A	N/A
Loans, net and loans held for sale	1,893,005	—	—	1,879,825	1,879,825

Liabilities:
Noninterest-bearing demand deposits	364,155	—	364,155	—	364,155
Interest-bearing demand deposits	380,234	—	380,234	—	380,234
Money market and savings deposits	623,284	—	623,284	—	623,284
Time deposits	679,541	—	681,902	—	681,902
Borrowings	31,623	—	31,029	—	31,029
Subordinated debt	39,261	—	—	35,868	35,868
Derivative financial instruments	3,446	—	3,446	—	3,446

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 11.Derivatives

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
June 30, 2020:
Interest rate swap agreements - securities	Other liabilities	7.63	3.08%	3 month LIBOR	$36,000	$(7,090)

December 31, 2019:
Interest rate swap agreements - securities	Other liabilities	8.20	3.09%	3 month LIBOR	$36,000	$(3,446)

The effects of the Company’s fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income on tax-exempt securities	$580	$449	$1,020	$906
Effects of fair value hedge relationships	(164)	(38)	(321)	(70)
Reported interest income on tax-exempt securities	$416	$411	$699	$836

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gain (loss) on fair value hedging relationship	2020	2019	2020	2019
Interest rate swap agreements - securities:
Hedged items	$205	$1,348	$3,644	$2,237
Derivative designated as hedging instruments	$(205)	$(1,348)	$(3,644)	$(2,237)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in thousands):

		Cumulative Amount of Fair
		Value Hedging Adjustment
	Carrying Amount	Included in the Carrying Amount
Line item on the balance sheet	of the Hedged Assets	of the Hedged Assets
June 30, 2020:
Securities available-for-sale	$46,177	$7,090
December 31, 2019:
Securities available-for-sale	$42,710	$3,446

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		June 30,	December 31,
	Classification	2020	2019
Assets:
Operating lease right-of-use assets	Other assets	$5,522	$5,470
Liabilities:
Operating lease liabilities	Other liabilities	$5,543	$5,479

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

As of June 30, 2020, the weighted average remaining lease term was 10.78 years and the weighted average discount rate was 2.71%.

The following table represents lease costs and other lease information, in thousands. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Lease costs:
Operating lease costs	$270	$157	$507	$315
Short-term lease costs	—	5	—	11
Variable lease costs	29	23	55	46
Total	$299	$185	$562	$372
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$265	$150	$495	$302

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2020, were as follows (in thousands):

Amounts
June 30, 2021	$529
June 30, 2022	932
June 30, 2023	754
June 30, 2024	492
June 30, 2025	366
Thereafter	3,381
Total future minimum lease payments	6,454
Amounts representing interest	(911)
Present value of net future minimum lease payments	$5,543

Note 13. Regulatory Matters

Regulatory Capital Requirements:

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. Under the standards initially adopted by the Basel Committee on Banking Supervision in December 2010, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is 2.50%. At June 30, 2020, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

Regulatory Restrictions on Dividends:

Pursuant to Tennessee banking law, the Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (the “TDFI”), pay any dividends to the Company in a calendar year in excess of the total of the Bank’s retained net income for that year plus the retained net income for the preceding two years.  Because this test involves a measure of net income, any charge on the Bank’s income statement, such as an impairment of goodwill, could impair the Bank’s ability to pay dividends to the Company. Under Tennessee corporate law, the Company is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business or its total assets would be less than the sum of its total liabilities plus any amounts needed

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

to satisfy any preferential rights if it were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, the Company’s board of directors must consider its and the Bank’s current and prospective capital, liquidity, and other needs. In addition to state law limitations on the Company’s ability to pay dividends, the Federal Reserve imposes limitations on the Company’s ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if the Company’s regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer.

During the three months ended June 30, 2020, the Bank did not pay dividends to the Company. During the six months ended June 30, 2020, the Bank paid $7.5 million in dividends to the Company. Since the fourth quarter of 2019, the Company has paid a quarterly common stock dividend of $0.05 per share. The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

Regulatory Capital Levels:

Actual and required capital levels at June 30, 2020, and December 31, 2019 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$315,306	13.25%	$190,305	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	259,748	10.92%	142,729	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	259,748	10.92%	107,047	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	259,748	8.83%	117,636	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$304,993	12.82%	$190,259	8.00%	$237,824	10.00%
Tier 1 Capital (to Risk Weighted Assets)	288,739	12.14%	142,694	6.00%	190,259	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	288,739	12.14%	107,021	4.50%	154,586	6.50%
Tier 1 Capital (to Average Assets)[2]	288,739	9.82%	117,619	4.00%	147,024	5.00%

December 31, 2019
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$287,937	14.02%	$164,313	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	238,433	11.61%	123,235	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	238,433	11.61%	92,426	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	238,433	10.34%	92,258	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$273,432	13.31%	$164,305	8.00%	$205,382	10.00%
Tier 1 Capital (to Risk Weighted Assets)	263,189	12.81%	123,229	6.00%	164,305	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	263,189	12.81%	92,422	4.50%	133,498	6.50%
Tier 1 Capital (to Average Assets)	263,189	11.41%	92,254	4.00%	115,317	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14. Other Comprehensive (Loss) Income.

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended June 30, 2020
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, April 1, 2020	$1,242	$(2,489)	$(1,247)

Other comprehensive income (loss)	1,414	413	1,827
Reclassification of amounts included in net income	12	—	12
Net other comprehensive income (loss) during period	1,426	413	1,839

Ending balance, June 30, 2020	$2,668	$(2,076)	$592

	Three Months Ended June 30, 2019
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, April 1, 2019	$124	$(558)	$(434)

Other comprehensive income (loss)	1,927	(2,088)	(161)
Reclassification of amounts included in net income	24	—	24
Net other comprehensive income (loss) during period	1,951	(2,088)	(137)

Ending balance, June 30, 2019	$2,075	$(2,646)	$(571)

	Six Months Ended June 30, 2020
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income
Beginning balance, January 1, 2020	$391	$(223)	$168

Other comprehensive income (loss)	2,265	(1,853)	412
Reclassification of amounts included in net income	12	—	12
Net other comprehensive income (loss) during period	2,277	(1,853)	424

Ending balance, June 30, 2020	$2,668	$(2,076)	$592

	Six Months Ended June 30, 2019
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income
Beginning balance, January 1, 2019	$(1,979)	$(786)	$(2,765)

Other comprehensive income (loss)	4,030	(1,860)	2,170
Reclassification of amounts included in net income	24	—	24
Net other comprehensive income (loss) during period	4,054	(1,860)	2,194

Ending balance, June 30, 2019	$2,075	$(2,646)	$(571)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the "Bank"). SmartBank provides a comprehensive suite of commercial and consumer banking services to clients through 36 full-service bank branches and two loan production offices in select markets in East and Middle Tennessee, Alabama and the Florida Panhandle.

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

Forward-Looking Statement

SmartFinancial, Inc. (“SmartFinancial”) may from time to time make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, including statements regarding the potential effects of the COVID-19 pandemic on the Company’s business and financial results and conditions, are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	weakness or a decline in the U.S. economy, in particular in Tennessee, and other markets in which we operate;
●	the possibility that our asset quality would decline or that we experience greater loan losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business, including changes to statutes, regulations or regulatory policies or practices as a result of, or in response to COVID-19 pandemic;
●	negative changes in the real estate markets in which we operate and have our primary lending activities, which may result in an unanticipated decline in real estate values in our market area;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	expected revenue synergies and cost savings from our recently completed acquisition of Progressive Financial Group, Inc ("PFG") may not be fully realized or may take longer than anticipated to be realized;
●	disruption from the merger with customers, suppliers or employees or other business partners’ relationships;
●	the risk of successful integration of the PFG’s businesses with our business;
●	lower than expected revenue following these mergers;
●	SmartFinancial’s ability to manage the combined company’s growth following the mergers;

●	the dilution caused by SmartFinancial’s issuance of additional shares of its common stock in connection with the PFG merger;
●	cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market;
●	results of examinations by our primary regulators, the TDFI, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio;
●	unanticipated credit deterioration in our loan portfolio or higher than expected loan losses within one or more segments of our loan portfolio;
●	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of the Company’s participation in and execution of government programs related to the COVID-19 pandemic;
●	the impact of the COVID-19 pandemic on the Company’s assets, business, cash flows, financial condition, liquidity, prospects and results of operations;
●	potential increases in the provision for loan losses resulting from the COVID-19 pandemic; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

Non-GAAP Financial Measures

Under SEC Regulation G, public companies making disclosures containing financial measures that are not in accordance with GAAP must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure. The SEC has exempted from the definition of non-GAAP financial measures certain commonly used financial measures that are not based on GAAP. However, two non-GAAP financial measures commonly used by financial institutions, namely tax-equivalent net interest income and tax-equivalent net interest margin, have not been specifically exempted by the SEC, and may therefore constitute non-GAAP financial measures under Regulation G. We are unable to state with certainty whether the SEC would regard those measures as subject to Regulation G. Management believes that Non-GAAP financial measures provide additional useful information that allows investors to evaluate the ongoing performance of the company and provide meaningful comparisons to its peers. Management believes these non-GAAP financial measures also enhance investors’ ability to compare period-to-period financial results and allow investors and company management to view our operating results excluding the impact of items that are not reflective of the underlying operating performance. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider SmartFinancial’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under GAAP.

Certain captions and amounts in the prior periods presented were reclassified to conform to the current presentation. Such reclassifications had no effect on net income or shareholders’ equity.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the second quarter and first six months of 2020:

●	Completed the acquisition and integration of Progressive Financial Group, Inc. ("PFG").
●	Originated approximately 2,800 Paycheck Protection Program (“PPP”) loans totaling $292.8 million during the second quarter of 2020.
●	Net income totaled $6.2 million, or $0.41 per diluted common share, during the second quarter of 2020 compared to $9.1 million, or $0.65 per diluted common share, for the same period in 2019.
●	Net income totaled $8.9 million, or $0.60 per diluted common share, during the first six months of 2020 compared to $13.9 million, or $0.99 per diluted common share, for the same period in 2019.
●	Return on average assets was 0.79% at June 30, 2020 compared to 1.56% at June 30, 2019.
●	Allowance for loan losses increased to $16.3 million, an increase of 21.0% from the first quarter of 2020, in response to the current economic conditions related to COVID-19.
●	The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. On March 27, 2020, the CARES Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the PPP, a nearly $350 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The initial $350 billion program was supplemented in late April 2020 with $310 billion in additional funding. On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law and made significant changes to the PPP to provide additional relief for small businesses. The new Act increased flexibility for small businesses that have been unable to rehire employees due to lack of employee availability or have been unable to operate as normal due to COVID-19 related restrictions. It extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules. The new Act also relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness. In addition, the new Act extended the payment deferral period for PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends. The new Act did not extend the period for new applicants to seek PPP loans, which closed on June 30, 2020.

Analysis of Results of Operations

Second quarter of 2020 compared to 2019

Net income was $6.2 million, or $0.41 per diluted common share, for the second quarter of 2020, compared to $9.1 million, or $0.65 per diluted common share, for the second quarter of 2019.  The decrease in net income for this period was primarily from the $6.4 million termination fee recognized in the second quarter of 2019. The tax equivalent net interest margin was 3.63% for the second quarter of 2020 compared to 3.94% for the second quarter of 2019. Noninterest income to average assets was 0.45% for the second quarter of 2020, decreasing from 1.44% for the second quarter of 2019.

Noninterest expense to average assets decreased to 2.41% in the second quarter of 2020, from 2.88% in the second quarter of 2019. The results above include a full-quarters of operating effects of the PFG acquisition, which was completed on March 1, 2020.

First six months of 2020 compared to 2019

Net income was $8.9 million, or $0.60 per diluted common share, for the first six months of 2020, compared to $13.9 million, or $0.99 per diluted common share, for the first six months of 2019. The decrease in net income for this period was primarily from the $6.4 million termination fee recognized in the second quarter of 2019. The tax equivalent net interest margin was 3.75% for the first six months of 2020 compared to 4.04% for the first six months of 2019. Noninterest income to average assets was 0.45% for the first six months of 2020, decreasing from 0.88% for the first six months of 2019. Noninterest expense to average assets decreased to 2.66% in the first six months of 2020, from 2.82% in the first six months of 2019. The results above include a full-quarters of operating effects of the PFG acquisition, which was completed on March 1, 2020.

Net Interest Income and Yield Analysis

Second quarter of 2020 compared to 2019

Net interest income, taxable equivalent, increased to $25.9 million for the second quarter of 2020, up from $20.9 million for the second quarter of 2019. Net interest income was positively impacted, compared to the prior year, primarily by the full-quarters effects of the Company’s March 1, 2020 acquisition of PFG, the increase in loan balances and the reduction in interest expense on interest bearing liabilities. Average interest-earning assets increased from $2.13 billion for the second quarter of 2019, to $2.87 billion for the second quarter of 2020, primarily as a result of the acquisition of PFG being completed on March 1, 2020, and the Company’s participation in the PPP. Over this period, average loan balances increased by $530.2 million, average interest-bearing deposits increased by $271.3 million, average noninterest-bearing deposits increased $250.5 million and average borrowings increased $213.5 million. The tax equivalent net interest margin decreased to 3.63% for the second quarter of 2020, compared to 3.94% for the second quarter of 2019. The yield on earning assets decreased from 5.17% for the second quarter of 2019, to 4.22% for the second quarter of 2020, primarily due to rate cuts by the Federal Reserve over the past year and, to a lesser extent loan yields declining from market competition. The cost of average interest-bearing deposits decreased from 1.42% for the second quarter of 2019, to 0.71% for the second quarter of 2020, primarily due to a lower interest rate environment during the period.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans, including fees[1]	$2,359,101	28,590	4.87%	$1,828,884	25,233	5.53%
Loans held for sale	6,868	73	4.28%	3,755	45	4.81%
Taxable securities	122,135	589	1.94%	136,859	871	2.55%
Tax-exempt securities[2]	86,227	570	2.66%	56,475	527	3.75%
Federal funds sold and other earning assets	297,696	277	0.37%	102,253	743	2.91%
Total interest-earning assets	2,872,027	30,099	4.22%	2,128,226	27,419	5.17%
Noninterest-earning assets	260,089			215,010
Total assets	$3,132,116			$2,343,236

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$453,795	$148	0.13%	$329,556	$464	0.57%
Money market and savings deposits	748,673	614	0.33%	673,502	2,272	1.35%
Time deposits	701,390	2,604	1.49%	629,480	3,052	1.94%
Total interest-bearing deposits	1,903,858	3,366	0.71%	1,632,538	5,788	1.42%
Borrowings	237,143	249	0.42%	23,685	123	2.08%
Subordinated debt	39,290	584	5.98%	39,205	590	6.03%
Total interest-bearing liabilities	2,180,291	4,199	0.77%	1,695,428	6,501	1.54%
Noninterest-bearing deposits	587,322			336,871
Other liabilities	24,642			14,367
Total liabilities	2,792,255			2,046,666
Stockholders’ equity	339,861			296,570
Total liabilities and stockholders’ equity	$3,132,116			$2,343,236
Net interest income, taxable equivalent		$25,900			$20,918
Interest rate spread			3.44%			3.63%
Tax equivalent net interest margin			3.63%			3.94%

Percentage of average interest-earning assets to average interest-bearing liabilities			131.73%			125.53%
Percentage of average equity to average assets			10.85%			12.66%

1Includes nonaccrual loans and accretion income on acquired loans of $888 thousand and $1.4 million for the quarters ended June 30, 2020 and 2019, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $154 thousand for the three month period ended June 30, 2020 and $116 thousand for the three month period ended June 30, 2019.

First six months of 2020 compared to 2019

Net interest income, taxable equivalent, increased to $48.6 million for the first six months of 2020, up from $42.0 million for the first six months of 2019. Net interest income was positively impacted, compared to the prior year, primarily due to increases in loan balances.  Average interest-earning assets increased from $2.10 billion for the first six months of 2019, to $2.60 billion for the first six months of 2020, primarily as a result of the acquisition of PFG completed March 1, 2020, and continued organic growth. Over this period, average loan balances increased by $358.0 million, average interest-bearing deposits increased by $200.9 million, average noninterest-bearing deposits increased $152.9 million and average borrowings increased $123.6 million. The tax equivalent net interest margin decreased to 3.75% for the first six months of 2020, compared to 4.04% for the first six months of 2019. The yield on earning assets decreased from 5.23% for the first six months of 2019, to 4.50% for the first six months of 2020, primarily due to rate cuts by the Federal Reserve over the past year and, to a lesser extent loan yields declining from market competition. The cost of average interest-bearing deposits decreased from 1.37% for the first six months of 2019, to 0.90% for the first six months of 2020, primarily due to a lower interest rate environment during the period.

	Six Months Ended June 30,
	2020			2019

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans, including fees[1]	$2,172,158	$54,979	5.09%	$1,814,127	$50,174	5.58%
Loans held for sale	5,581	118	4.26%	3,284	79	4.85%
Taxable Securities	119,474	1,268	2.13%	141,994	1,842	2.62%
Tax-exempt securities[2]	78,306	970	2.49%	55,070	1,065	3.90%
Federal funds and other earning assets	226,726	879	0.78%	85,798	1,315	3.09%
Total interest-earning assets	2,602,245	58,214	4.50%	2,100,273	54,475	5.23%
Noninterest-earning assets	238,749			213,122
Total assets	$2,840,994			$2,313,395

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$421,288	583	0.28%	$318,091	887	0.56%
Money market and savings deposits	707,003	2,003	0.57%	669,067	4,302	1.30%
Time deposits	693,382	5,534	1.61%	633,601	5,850	1.86%
Total interest-bearing deposits	1,821,673	8,120	0.90%	1,620,759	11,039	1.37%
Borrowings	144,532	339	0.47%	20,951	235	2.26%
Subordinated debt	39,279	1,167	5.97%	39,195	1,173	6.04%
Total interest-bearing liabilities	2,005,484	9,626	0.97%	1,680,905	12,447	1.49%
Noninterest-bearing deposits	481,432			328,549
Other liabilities	22,812			12,589
Total liabilities	2,509,728			2,022,043
Stockholders’ equity	331,266			291,352
Total liabilities and stockholders’ equity	$2,840,994			$2,313,395
Net interest income, taxable equivalent		$48,588			$42,028
Interest rate spread			3.53%			3.74%
Tax equivalent net interest margin			3.75%			4.04%

Percentage of average interest-earning assets to average interest-bearing liabilities			129.76%			124.95%
Percentage of average equity to average assets			11.66%			12.59%

1Includes nonaccrual loans and accretion income on acquired loans of $2.7 million and $3.3 million for the six months ended June 30, 2020 and 2019, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $271 thousand for the six month period ended June 30, 2020 and $229 thousand for the six month period ended June 30, 2019.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service charges on deposit accounts	$709	$707	$1,479	$1,361
Gain on sale of securities, net	16	33	16	33
Mortgage banking	931	392	1,515	674
Investment services	363	255	801	424
Insurance commissions	473	—	742	—
Interchange and debit card transaction fees	508	143	784	318
Merger termination fee	—	6,400	—	6,400
Other	511	486	993	904
Total noninterest income	$3,511	$8,416	$6,330	$10,114

Second quarter of 2020 compared to 2019

Noninterest income decreased by $4.9 million, or 58.3%, during the second quarter of 2020 compared to the same period in 2019. This quarterly change in total noninterest income primarily resulted from the following:

●	Increase in mortgage banking, from increased volume;
●	Increase in investment services, stemming from increased production from personnel hires in 2019;
●	Increase in interchange and debit card transaction fees, related to the PFG acquisition;
●	Addition of insurance commissions from the PFG acquisition; and
●	Increases offset by merger termination fee in the second quarter of 2019.

First six months of 2020 compared to 2019

Noninterest income decreased by $3.8 million, or 37.4%, during the first six months of 2020 compared to the same period in 2019. This change in total noninterest income primarily resulted from the following:

●	Increase in mortgage banking, from increased volume;
●	Increase in investment services, stemming from increased production from personnel hires in 2019;
●	Increase in interchange and debit card transaction fees, related to the PFG acquisition;
●	Addition of insurance commissions from the PFG acquisition; and
●	Increases offset by merger termination fee in the second quarter of 2019.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Salaries and employee benefits	$10,357	$8,984	$20,363	$17,382
Occupancy and equipment	1,996	1,658	3,906	3,298
FDIC insurance	180	180	360	359
Other real estate and loan related expense	346	242	892	732
Advertising and marketing	202	259	400	554
Data processing	594	577	1,132	1,192
Professional services	868	489	1,578	1,151
Amortization of intangibles	405	342	767	686
Software as service contracts	561	568	1,031	1,136
Merger related and restructuring expenses	1,477	1,796	3,573	2,719
Other	1,820	1,714	3,598	3,179
Total noninterest expense	$18,806	$16,809	$37,600	$32,388

Second quarter of 2020 compared to 2019

Noninterest expense increased by $2.0 million, or 11.9%, in the second quarter of 2020 as compared to the same period in 2019. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase is salary and employee benefits from the acquisition of PFG and the addition of staff throughout 2019;
●	Increase in occupancy and equipment associated with ongoing infrastructure and facilities added to accommodate our growth in operations and the additional branches of the PFG acquisition;
●	Increase in professional services from increases in legal and auditing services; and
●	Offset by a decrease in merger related and restructuring expenses.

First six months of 2020 compared to 2019

Noninterest expense increased by $5.2 million, or 16.1%, in the first six months of 2020 as compared to the same period in 2019. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase is salary and employee benefits from the acquisition of PFG and the addition of staff throughout 2019;
●	Increase in occupancy and equipment associated with ongoing infrastructure and facilities added to accommodate our growth in operations and the additional branches of the PFG acquisition; and
●	Increase in merger related and restructuring expenses from the PFG acquisition.

Taxes

Second quarter of 2020 compared to 2019

In the second quarter of 2020 income tax expense totaled $1.4 million compared to $2.9 million a year ago. The effective tax rate was approximately 18.8% in the second quarter of 2020 compared to 24.1% a year ago. The lower effective tax rate for the second quarter of 2020 compared to same quarter in 2019 was due to having a proportionately higher amount of non-taxable income in relation to income before taxes, as well as tax benefit derived from the reconciliation of our tax rates from operations.

First six months of 2020 compared to 2019

In the first six months of 2020 income tax expense totaled $2.1 million compared to $4.5 million a year ago. The effective tax rate was approximately 19.0% for first six months of 2020 compared to 24.5% a year ago. The lower effective tax rate for the first six months of 2020 compared to same period in 2019 was due to having a proportionately higher amount of non-taxable income in relation to income before taxes and, as part of the CARES Act legislation, a tax benefit realized from the recognition of net operating loss carryforwards from past acquisitions.

Loan Portfolio

The Company had total net loans outstanding, including organic and purchased loans, of approximately $2.39 billion at June 30, 2020 compared to $1.89 billion at December 31, 2019. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio.

Organic Loans

Our organic net loans, which excludes loans purchased through acquisitions, increased by $406.7 million, or 26.9%, from December 31, 2019, to $1.92 billion at June 30, 2020.  Included in the growth was $292.8 of PPP loans that were funded/originated during the second quarter of 2020.  Total deferred fees associated with the PPP loans was approximately $11.0 million and $1.9 million was accreted into income during the quarter ending June 30, 2020.

Purchased Loans

Purchased non-credit impaired loans of $439.1 million at June 30, 2020 increased by $90.0 million from December 31, 2019. Since December 31, 2019, our net purchased credit impaired (“PCI”) loans increased by $8.1 million to $35.0 million at June 30, 2020. The increase in purchased non-credit impaired loans and PCI loans is related to the acquisition of PFG and offset by maturities, paydowns and payoffs.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	June 30, 2020
		Purchased	Purchased
		Non-Credit	Credit		% of
	Organic	Impaired	Impaired	Total	Gross
	Loans	Loans	Loans	Amount	Total
Commercial real estate-mortgage	$779,131	$221,385	$16,517	$1,017,033	42.2%
Consumer real estate-mortgage	296,548	151,744	11,568	459,860	19.1%
Construction and land development	247,383	25,406	6,427	279,216	11.6%
Commercial and industrial	600,270	36,839	341	637,450	26.5%
Consumer and other	9,247	5,372	106	14,725	0.6%
Total gross loans receivable, net of deferred fees	1,932,579	440,746	34,959	2,408,284	100.0%
Allowance for loan losses	(14,590)	$(1,664)	—	(16,254)
Total loans, net	$1,917,989	$439,082	$34,959	$2,392,030

	December 31, 2019
		Purchased	Purchased
		Non-Credit	Credit		% of
	Organic	Impaired	Impaired	Total	Gross
	Loans	Loans	Loans	Amount	Total
Commercial real estate-mortgage	$705,691	$184,360	$15,255	$905,306	47.7%
Consumer real estate-mortgage	295,915	115,026	6,541	417,482	22.0%
Construction and land development	210,421	12,747	4,458	227,626	12.0%
Commercial and industrial	306,521	30,147	407	337,075	17.8%
Consumer and other	2,817	6,760	326	9,903	0.5%
Total gross loans receivable, net of deferred fees	1,521,365	349,040	26,987	1,897,392	100.0%
Allowance for loan losses	(10,087)	—	(156)	(10,243)
Total loans, net	$1,511,278	$349,040	$26,831	$1,887,149

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans at June 30, 2020, including the interest rate sensitivity for loans maturing after one year (in thousands):

					Rate Structure for Loans
					Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$111,355	$409,592	$496,779	$1,017,726	$667,884	$238,487
Consumer real estate-mortgage	33,994	175,642	250,224	459,860	209,176	216,690
Construction and land development	73,826	108,435	96,955	279,216	101,257	104,133
Commercial and industrial	68,536	481,552	88,940	639,028	526,982	43,510
Consumer and other	4,601	7,710	143	12,454	7,479	374
Total Loans	$292,312	$1,182,931	$933,041	$2,408,284	$1,512,778	$603,194

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.16% as of June 30, 2020, which decreased from 0.18% as of December 31, 2019. Total nonperforming assets as a percentage of total assets as of June 30, 2020 totaled 0.28% compared to 0.21% as of December 31, 2019. The increase was primarily the result of the addition of other real estate owned from the PFG acquisition. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets.

The following table summarizes the Company’s nonperforming assets for the periods presented (in thousands):

	June 30,	December 31,
	2020	2019
Nonaccrual loans	$2,899	$2,743
Accruing loans past due 90 days or more	877	607
Total nonperforming loans	3,776	3,350
Other real estate owned	5,524	1,757
Total nonperforming assets	$9,300	$5,107
Restructured loans not included above	$9	$61

Potential Problem Loans

At June 30, 2020 potential problem loans amounted to approximately $551 thousand or 0.02% of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators for loans classified as substandard or worse, but not considered nonperforming loans.

COVID-19 Loan Modifications

As a result of the CARES Act, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic.  At June 30, 2020, COVID-19 modified loans amounted to $616.7 million, or 25.6% of the total loans outstanding.

The Company offered deferrals options of: 1) three months deferral of payment and then three months of interest only, 2) three months of interest only, 3) three months deferral of payment, 4) six months of interest only, and expects $340.6 million to mature during the third quarter of 2020, with the remainder of the balance maturing during the fourth quarter of 2020.

Included in the COVID-19 modified loans were $145.4 million and $69.3 million of hospitality and restaurant loans, respectively. These sectors had increased vulnerability from COVID-19. At June 30, 2020, the short-term loan modifications were still expected to mature on the original maturity schedule.  All of the COVID-19 modified loans were transitioned into watchlist categories internally.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. Our provision for loan losses for the six months ended June 30, 2020, is $6.1 million compared to $1.2 million in the same period of 2019, an increase of $4.9 million.  As of June 30, 2020, and December 31, 2019, our allowance for loan losses was $16.3 million and $10.2 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses at June 30, 2020, as compared to December 31, 2019, is primarily due to the deterioration in the qualitative factors, such as unemployment and GDP, in our loan loss allowance methodology caused by the economic conditions related to the challenges being faced with the world wide COVID-19 pandemic. Our allowance for loan loss as a percentage of total loans was 0.67% at June 30, 2020 and 0.54% at December 31, 2019.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition. As of June 30, 2020, the notional balances on PCI loans was $48.8 million while the carrying value was $35.0 million. At June 30, 2020, there were no loan loss allowances on PCI loans.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans for the periods presented, and the percentage of loans in each category to total loans (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$6,595	42.2%	$4,508	47.7%
Consumer real estate-mortgage	3,313	19.1%	2,576	22.0%
Construction and land development	1,795	11.6%	1,127	12.0%
Commercial and industrial	4,443	26.5%	1,957	17.8%
Consumer and other	108	0.6%	75	0.5%
Total allowance for loan losses	$16,254	100.0%	$10,243	100.0%

The allocation by category is determined based on the loans individually assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired, non PCI, loans were approximately $475 thousand at December 31, 2019 compared to $465 thousand at June 30, 2020.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods presented including the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$13,431	$8,704	$10,243	$8,275
Provision for loan losses	2,850	393	6,049	1,190
Charged-off loans:
Commercial real estate-mortgage	—	—	—	—
Consumer real estate-mortgage	—	—	(2)	(2)
Construction and land development	—	—	—	—
Commercial and industrial	(9)	(14)	(17)	(333)
Consumer and other	(66)	(80)	(142)	(210)
Total charged-off loans	(75)	(94)	(161)	(545)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	3	22	5	24
Consumer real estate-mortgage	11	16	17	20
Construction and land development	—	2	2	4
Commercial and industrial	6	41	49	53
Consumer and other	28	13	50	76
Total recoveries of previously charged-off loans	48	94	123	177
Net loan charge-offs	(27)	—	(38)	(368)
Balance at end of period	$16,254	$9,097	$16,254	$9,097
Ratio of allowance for loan losses to total loans outstanding at end of period	0.67%	0.50%	0.67%	0.50%
Ratio of net loan charge-offs to average loans outstanding for the period (annualized)	—%	—%	—%	0.04%

We assess the adequacy of the allowance at the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon our evaluation of the loan portfolio, past loan loss experience, known and inherent risks in the portfolio, the views of the Bank’s regulators, adverse situations that may affect borrowers’ ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Securities Portfolio

Our securities portfolio, consisting primarily of Federal agency bonds, state and municipal securities, and mortgage-backed securities, amounted to fair values of $219.6 million and $178.3 million at June 30, 2020 and December 31, 2019, respectively. Our investments to assets ratio decreased from 7.3% at December 31, 2019 to 6.7% at June 30, 2020. Our securities portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income. All of the Company’s securities are designated as available-for-sale.

The following table shows the amortized cost of the Company’s securities by investment categories (in thousands):

	June 30,	December 31,
	2020	2019
U.S. Government-sponsored enterprises (GSEs)	$31,337	$19,015
Municipal securities	86,469	63,792
Other debt securities	9,463	3,481
Mortgage-backed securities	88,913	91,531
Total securities	$216,182	$177,819

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at June 30, 2020. The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs (dollars in thousands):

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Government agencies	$—	$149	$17,473	$13,715	$31,337
State and political subdivisions	440	2,743	6,338	76,950	86,471
Other debt securities	—	982	8,480	—	9,462
Mortgage-backed securities	—	4,156	13,340	71,416	88,912
Total securities	$440	$8,030	$45,631	$162,081	$216,182
Weighted average yield (1)	1.65%	1.50%	2.58%	2.53%	2.50%
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2020, brokered deposits represented approximately 7.7% of total deposits.

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended June 30, 2020 was 0.71% compared to 1.42% for the same period in 2019 and 0.90% and 1.37% for the six months ended June 30,2020 and June 2019, respectively. The decreased cost of interest-bearing deposits was due to changes in rates caused by federal rate-changes during the periods.

Total deposits as of June 30, 2020 were $2.5 billion, which was an increase of $492.5 million from December 31, 2019. This increase was primarily from the completed acquisition of PFG and deposits related to the PPP loans. As of June 30,

2020, the Company had outstanding time deposits under $250,000 with balances of $512.1 million and time deposits over $250,000 with balances of $140.5 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

June 30,
2020
Three months or less	$28,580
Three to six months	28,847
Six to twelve months	46,897
More than twelve months	36,128
Total	$140,452

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Borrowings totaled $318.9 million at June 30, 2020, and primarily consisted of $75.0 million in FHLB borrowings, $237.8 million from the PPPLF and short-term borrowings totaled $5.7 million and consisted entirely of securities sold under repurchase agreements. Long-term debt totaled $39.3 million at June 30, 2020 and December 31, 2019, respectively and consisted entirely of subordinated debt.  For more information regarding our borrowings, see "Part I - Item 1. Consolidated Financial Statements - Note 7 – Borrowings and Line of Credit."

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At June 30, 2020 and December 31, 2019, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary.. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements - Note 13 - Regulatory Matters.”

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At June 30, 2020, we had $506.7 million of pre-approved but unused lines of credit and $6.5 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements - Note 9 – Commitments and Contingent Liabilities.”

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

			Maximum Percentage Decline
			in Net Interest
			Income from the Budgeted
	Estimated % Change in Net		or Base Case
	Interest Income Over 12		Projection of Net Interest
	Months		Income
June 30, 2020:	Increase +	Decrease -	Next 12 Months
An instantaneous, parallel rate increase or decrease of the following at the beginning of the second quarter:
± 100 basis points	3.13%	0.50%	8%
± 200 basis points	4.86%	0.65%	14%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

			Maximum
			Percentage
			Decline in
			Economic Value
			of Equity from
			the Economic
			Value of Equity
	Current Estimated Instantaneous		at Currently
	Rate Change		Prevailing
June 30, 2020:	Increase +	Decrease -	Interest Rates

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
±100 basis points	4.85%	(4.27)%	10%
±200 basis points	5.20%	13.51%	15%

At June 30, 2020, our model results indicated that we were within these policy limits.

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

The Company has $440 thousand in investments that mature throughout the next 12 months. The Company also anticipates $22.7 million of principal payments from mortgage-backed securities over the same period. The Company also has unused borrowing capacity in the amount of $312.2 million available with the Federal Reserve, FHLB, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required for a Smaller Reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2020 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its  Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

●	credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries;
●	declines in collateral values;
●	third party disruptions, including outages at network providers and other suppliers;
●	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
●	risk of litigation or other third-party claims, including with respect to our participation in the Payroll Protection Program and any other government-sponsored stimulus programs; and
●	operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

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
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors has authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of June 30, 2020, we have purchased $2.1 million of the authorized $10.0 million and may purchase up to an additional $7.9 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended June 30, 2020.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of		Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
April 1, 2020 to April 30, 2020	5,976	$13.99	5,976	$7,925
May 1, 2020 to May 31, 2020	—	—	—	7,925
June 1, 2020 to June 30, 2020	—	—	—	7,925
Total	5,976	$13.99	5,976	$7,925

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description	Location
3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
10.1	Loan and Security Agreement, dated as of March 30, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2020
10.2	Revolving Note, dated as of March 30, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 3, 2020
10.3	Pledge Agreement, dated as of March 30, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.3 to Form 8-K filed April 3, 2020
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files (formatted as Inline XBRL)	Filed herewith.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

*     Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SmartFinancial, Inc.

Date:	August 10, 2020	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	August 10, 2020	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)