Form 10-Q
period 2020-09-30
SMARTFINANCIAL INC.
filed 2020-11-06
CIK 1038773

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes  ☐    No  ☒

As of November 06, 2020, there were 15,235,227 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	September 30,	December 31,
	2020	2019
ASSETS:
Cash and due from banks	$63,884	$33,205
Interest-bearing deposits with banks	411,625	127,329
Federal funds sold	66,306	23,437
Total cash and cash equivalents	541,815	183,971
Securities available-for-sale, at fair value	214,634	178,348
Other investments	14,829	12,913
Loans held for sale	11,292	5,856
Loans	2,404,057	1,897,392
Less: Allowance for loan losses	(18,817)	(10,243)
Loans, net	2,385,240	1,887,149
Premises and equipment, net	73,934	59,433
Other real estate owned	3,932	1,757
Goodwill and core deposit intangible, net	86,710	77,193
Bank owned life insurance	31,034	24,949
Other assets	24,168	17,554
Total assets	$3,387,588	$2,449,123

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$669,733	$364,155
Interest-bearing demand	534,128	380,234
Money market and savings	871,098	623,284
Time deposits	577,064	679,541
Total deposits	2,652,023	2,047,214
Borrowings	319,391	31,623
Subordinated debt	39,325	39,261
Other liabilities	27,060	18,278
Total liabilities	3,037,799	2,136,376
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 15,233,227 and 14,008,233 shares issued and outstanding, respectively	15,233	14,008
Additional paid-in capital	254,626	232,732
Retained earnings	78,918	65,839
Accumulated other comprehensive income	1,012	168
Total shareholders' equity	349,789	312,747
Total liabilities and shareholders' equity	$3,387,588	$2,449,123

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$28,621	$25,515	$83,718	$75,768
Securities available-for-sale:
Taxable	546	748	1,813	2,591
Tax-exempt	364	338	1,064	1,173
Federal funds sold and other earning assets	327	743	1,206	2,059
Total interest income	29,858	27,344	87,801	81,591
Interest expense:
Deposits	2,897	5,605	11,016	16,644
Borrowings	334	15	674	250
Subordinated debt	584	584	1,751	1,757
Total interest expense	3,815	6,204	13,441	18,651
Net interest income	26,043	21,140	74,360	62,940
Provision for loan losses	2,634	724	8,683	1,914
Net interest income after provision for loan losses	23,409	20,416	65,677	61,026
Noninterest income:
Service charges on deposit accounts	892	767	2,370	2,129
Gain (loss) on sale of securities	(9)	1	6	34
Mortgage banking	1,029	518	2,544	1,192
Investment services	359	260	1,159	684
Insurance commissions	560	—	1,302	—
Interchange and debit card transaction fees	868	148	1,652	467
Merger termination fee	—	—	—	6,400
Other	422	502	1,417	1,405
Total noninterest income	4,121	2,196	10,450	12,311
Noninterest expense:
Salaries and employee benefits	11,032	9,072	31,395	26,357
Occupancy and equipment	2,186	1,635	6,093	4,967
FDIC insurance	534	(219)	894	140
Other real estate and loan related expense	643	335	1,535	1,067
Advertising and marketing	253	263	653	817
Data processing	558	273	1,689	1,465
Professional services	594	573	2,172	1,724
Amortization of intangibles	402	341	1,169	1,027
Software as service contracts	573	560	1,604	1,696
Merger related and restructuring expenses	290	73	3,863	2,792
Other	2,102	1,802	5,699	5,045
Total noninterest expense	19,167	14,708	56,766	47,097
Income before income tax expense	8,363	7,904	19,361	26,240
Income tax expense	1,968	1,941	4,059	6,425
Net income	$6,395	$5,963	$15,302	$19,815
Earnings per common share:
Basic	$0.42	$0.43	$1.03	$1.42
Diluted	0.42	0.42	$1.02	$1.41
Weighted average common shares outstanding:
Basic	15,160,579	13,955,859	14,903,757	13,949,325
Diluted	15,210,611	14,053,432	14,965,455	14,038,414

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$6,395	$5,963	$15,302	$19,815
Other comprehensive income:
Unrealized holding gains (losses) and hedge effects on securities available-for-sale arising during the period	77	(2,078)	2,980	3,383
Tax effect	(142)	543	(779)	(888)
Reclassification adjustment for realized gains (losses) included in net income	(9)	1	6	34
Tax effect	2	—	(2)	(9)
Unrealized gains (losses) on securities available-for-sale arising during the period, net of tax	(72)	(1,534)	2,205	2,520
Unrealized gains (losses) on fair value municipal security hedges	538	2,451	(1,843)	(70)
Tax effect	(46)	(643)	482	18
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	492	1,808	(1,361)	(52)

Total other comprehensive income	420	274	844	2,468
Comprehensive income	$6,815	$6,237	$16,146	$22,283

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Total
Balance, December 31, 2018	13,933,504	$13,933	$231,852	$39,991	$(2,765)	$283,011
Net income	—	—	—	19,815	—	19,815
Other comprehensive gain	—	—	—	—	2,468	2,468
Common stock issued pursuant to:
Stock awards	3,298	3	61	—	—	64
Exercise of stock options	21,171	22	228	—	—	250
Stock compensation expense	—	—	432	—	—	432
Balance, September 30, 2019	13,957,973	$13,958	$232,573	$59,806	$(297)	$306,040

Balance, December 31, 2019	14,008,233	$14,008	$232,732	$65,839	$168	$312,747
Net income	—	—	—	15,302	—	15,302
Other comprehensive gain	—	—	—	—	844	844
Common stock issued pursuant to:
Exercise of stock options	27,858	28	254	—	—	282
Restricted stock, net of forfeitures	36,113	36	(36)	—	—	—
Shareholders of Progressive Financial Group, Inc.	1,292,578	1,293	23,254	—	—	24,547
Stock compensation expense	—	—	365	—	—	365
Common stock dividend ($0.15 per share)	—	—	—	(2,223)	—	(2,223)
Repurchase of common stock	(131,555)	(132)	(1,943)	—	—	(2,075)
Balance, September 30, 2020	15,233,227	$15,233	$254,626	$78,918	$1,012	$349,789

Balance, June 30, 2019	13,953,209	$13,953	$232,386	$53,843	$(571)	$299,611
Net income	—	—	—	5,963	—	5,963
Other comprehensive gain	—	—	—	—	274	274
Common stock issued pursuant to:
Exercise of stock options	4,764	5	33	—	—	38
Restricted stock	—	—	—	—	—	—
Stock compensation expense	—	—	154	—	—	154
Balance, September 30, 2019	13,957,973	$13,958	$232,573	$59,806	$(297)	$306,040

Balance, June 30, 2020	15,216,932	$15,217	$254,396	$73,283	$592	$343,488
Net income	—	—	—	6,395	—	6,395
Other comprehensive gain	—	—	—	—	420	420
Common stock issued pursuant to:
Exercise of stock options	12,500	12	92	—	—	104
Restricted stock	3,795	4	(4)	—	—	—
Stock compensation expense	—	—	142	—	—	142
Common stock dividends ($0.05 per share)	—	—	—	(760)	—	(760)
Repurchase of common stock	—	—	—	—	—	—
Balance, September 30, 2020	15,233,227	$15,233	$254,626	$78,918	$1,012	$349,789

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$15,302	$19,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,437	3,296
Accretion of fair value purchase accounting adjustments, net	(3,689)	(4,337)
Provision for loan losses	8,683	1,914
Stock compensation expense	365	432
Gain from redemption and sale of securities available-for-sale	(6)	(34)
Deferred income tax expense	(37)	1,178
Increase in cash surrender value of bank owned life insurance	(526)	(415)
Loss on disposal of fixed assets	—	14
Net (gains) losses from sale of other real estate owned	142	(43)
Net gains from sale of loans	(2,544)	(1,192)
Origination of loans held for sale	(99,223)	(49,333)
Proceeds from sales of loans held for sale	96,330	49,435
Net change in:
Accrued interest receivable	(3,221)	(207)
Accrued interest payable	807	900
Other assets	1,850	(330)
Other liabilities	3,556	5,029
Net cash provided by operating activities	22,226	26,122
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	11,759	16,515
Proceeds from maturities and calls of securities available-for-sale	45,800	15,555
Proceeds from paydowns of securities available-for-sale	18,622	10,166
Purchases of securities available-for-sale	(81,893)	(6,074)
Purchases of other investments	(1,223)	(1,414)
Net increase in loans	(316,075)	(85,424)
Purchases of premises and equipment	(4,450)	(4,506)
Proceeds from sale of other real estate owned	875	1,395
Net cash and cash equivalents received from business combination	46,132	—
Net cash used in investing activities	(280,453)	(53,787)
Cash flows from financing activities:
Net increase in deposits	332,319	75,634
Net increase (decrease) in securities sold under agreements to repurchase	9	(7,388)
Proceeds from borrowings	338,340	145,176
Repayment borrowings	(50,581)	(130,959)
Cash dividends paid	(2,223)	—
Issuance of common stock	282	314
Purchase of common stock	(2,075)	—
Net cash provided by financing activities	616,071	82,777
Net change in cash and cash equivalents	357,844	55,112
Cash and cash equivalents, beginning of period	183,971	115,822
Cash and cash equivalents, end of period	$541,815	$170,934
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12,633	$17,751
Cash paid during the period for income taxes	5,778	3,635
Noncash investing and financing activities:
Acquisition of real estate through foreclosure	971	417
Change in goodwill due to acquisitions	9,316	(473)
Initial recognition of operating lease right-of-use assets	484	2,344
Initial recognition of operating lease liabilities	484	2,344

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

In August 2020, the SEC issued amendments to its disclosure rules to modernize the requirements in Regulation S-K, Item 101 on description of a business, Item 103 on legal proceedings, and Item 105 on risk factors. These amendments are intended to improve the readability of disclosures, reduce repetition, and eliminate immaterial information, thereby simplifying compliance for registrants and making disclosures more meaningful for investors. The amendments to the disclosure requirements related to a registrant’s description of its business and risk factors are intended to expand the use of a principles-based approach that gives registrants more flexibility to tailor disclosures. The amendments to the disclosure requirements related to legal proceedings continue to reflect the current, more prescriptive approach because those requirements depend less on a registrant’s specific characteristics. Further, additional human capital disclosures are required as part of the amendments to the description of the business. The final rule is effective on November 9, 2020, and the Company will incorporate these changes as part of our annual filing on Form 10-K.

Operating, Accounting and Reporting Considerations related to COVID-19:

The COVID-19 pandemic has negatively impacted the global economy.  In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications – Section 4013 of the CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. See Note 5 Loans and Allowance for Loan Losses for more information.
●	Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loan Program (“EIDL”), administered directly by the SBA. The Company is a participant in the PPP. See Note 5 Loans and Allowance for Loan Losses for more information.
●	Mortgage Forbearance - Under the CARES Act, through the earlier of December 31, 2020, or the termination date of the COVID-19 national emergency, a borrower with a federally backed mortgage loan that is experiencing financial hardship due to COVID-19 may request a forbearance. A multifamily borrower with a federally backed multifamily mortgage loan that was current as of February 1, 2020, and is experiencing financial hardship due to COVID-19 may request forbearance on the loan for up to 30 days, with up to two additional 30-day periods at the borrower’s request.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020).  Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment. See Note 5 Loans and Allowance for Loan Losses for more information.
●	Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.
●	Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency.  The Company offered deferral options of: 1) three months deferral of payment and then three months of interest only, 2) three months of interest only, 3) three months deferral of payment, 4) six months of interest only. These modifications generally meet the criteria of both Section 4013 of the CARES Act and the joint interagency statement, and therefore, the Company does not account for such loan modifications as TDRs.   On August 3, 2020, the Federal Financial Institutions Examination Council on behalf of its members (collectively “the FFIEC members”) issued a joint statement on additional loan accommodations related to COVID-19.  The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013.  To be eligible, each loan modification must be (1) related to the COVID event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.  All of the Company’s loan modifications granted under Section 4013 of the CARES Act are in compliance with the aforementioned FFIEC requirements.  Accordingly, the Company does not account for such loan modifications as TDRs.

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

In connection with the merger, the Company acquired $301 million of assets and assumed $272 million of liabilities. Pursuant to the Merger Agreement, each outstanding share of Progressive common stock was converted into and cancelled in exchange to the right to receive $474.82 in cash, and 62.3808 shares of SmartFinancial common stock. SmartFinancial issued 1,292,578 shares of SmartFinancial common stock and paid $9.8 million in cash as consideration for the Merger. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $9.3 million, representing the intangible value of Progressive’s business and reputation within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company is amortizing the related core deposit intangible of $1.4 million using the effective yield method over 120 months (10 years), which represents the expected useful life of the asset.

The Company’s operating results for the three and nine month periods ended September 30, 2020, include the operating results of the acquired business for the period subsequent to the merger date of March 1, 2020.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values (1) and are summarized in the table below (in thousands).

	As recorded	Fair value	As recorded
	by PFG	adjustments (1)	by the Company
Assets:
Cash & cash equivalents	$55,971	$—	$55,971
Investment securities available-for-sale	27,054	203	27,257
Restricted investments	692	—	692
Loans	191,672	(3,691)	187,981
Allowance for loan losses	(2,832)	2,832	—
Premises and equipment, net	15,681	(2,919)	12,762
Bank owned life insurance	5,560	—	5,560
Deferred tax asset, net	—	1,173	1,173
Intangibles	—	1,370	1,370
Other real estate owned	3,695	(1,474)	2,221
Interest Receivable	1,061	(280)	781
Prepaids	375	(174)	201
Goodwill	231	(231)	—
Other assets	1,881	—	1,881
Total assets acquired	$301,041	$(3,191)	$297,850

Liabilities:
Deposits	$271,276	$—	$271,276
Time deposit premium	—	729	729
Payables and other liabilities	776	—	776
Total liabilities assumed	272,052	729	272,781
Excess of assets assumed over liabilities assumed	$28,989
Aggregate fair value adjustments		$(3,920)
Total identifiable net assets			25,069
Consideration transferred:
Cash			9,838
Common stock issued (1,292,578 shares)			24,547
Total fair value of consideration transferred			34,385

Goodwill			$9,316

(1) Fair values are preliminary and are subject to refinement for a period of one year after the closing date of an acquisition as information relative to the closing date fair value becomes available.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents additional information related to the purchased credit impaired loans (ASC 310-30) of the acquired loan portfolio at the acquisition date (in thousands):

March 1, 2020
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$21,107
Non-accretable differences	4,706
Cash flows expected to be collected	16,401
Accretable yield	2,515
Fair value	$13,886

The following table discloses the impact of the merger with PFG since the acquisition date through the three and nine month periods ended September 30, 2020. The table also presents certain pro-forma information (net interest income and noninterest income (“Revenue”) and net income) as if the PFG acquisition had occurred on January 1, 2019. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

Merger-related costs from the PFG acquisition for the three and nine month periods ended September 30, 2020, were $290 thousand and $3.9 million, respectively, have been excluded from the pro-forma information presented below.  The actual results and pro-forma information were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Revenue	Net Income	Revenue	Net Income
2020:
Actual PFG results included in statement of income since acquisition date	$3,029	$1,228	$7,189	$2,707
Supplemental consolidation pro-forma as if PFG had been acquired January 1, 2019	30,163	6,609	87,852	17,887

2019:
Supplemental consolidation pro-forma as if PFG had been acquired January 1, 2019	$27,409	$8,989	$87,464	$20,868

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

presented below. There were 114 thousand and 85 thousand antidilutive shares for the three and nine month periods ended September 30, 2020, respectively, and none for the three and nine month periods ended September 30, 2019.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic earnings per share computation:
Net income available to common stockholders	$6,395	$5,963	$15,302	$19,815
Average common shares outstanding – basic	15,160,579	13,955,859	14,903,757	13,949,325
Basic earnings per share	$0.42	$0.43	$1.03	$1.42
Diluted earnings per share computation:
Net income available to common stockholders	$6,395	$5,963	$15,302	$19,815
Average common shares outstanding – basic	15,160,579	13,955,859	14,903,757	13,949,325
Incremental shares from assumed conversions:
Stock options and restricted stock	50,032	97,573	61,698	89,089
Average common shares outstanding - diluted	15,210,611	14,053,432	14,965,455	14,038,414
Diluted earnings per common share	$0.42	$0.42	$1.02	$1.41

Note 4. Securities

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2020:
U.S. Government-sponsored enterprises (GSEs)	$30,311	$49	$(150)	$30,210
Municipal securities	88,864	1,948	(3)	90,809
Other debt securities	17,519	49	(66)	17,502
Mortgage-backed securities (GSEs)	74,424	1,938	(249)	76,113
Total	$211,118	$3,984	$(468)	$214,634

December 31, 2019:
U.S. Government-sponsored enterprises (GSEs)	$19,015	$41	$(56)	$19,000
Municipal securities	63,792	618	(19)	64,391
Other debt securities	3,481	22	(33)	3,470
Mortgage-backed securities (GSEs)	91,531	382	(426)	91,487
Total	$177,819	$1,063	$(534)	$178,348

At September 30, 2020, and December 31, 2019, securities with a carrying value totaling approximately $74.9 million and $92.3 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Proceeds from sale of securities available for sale, gross gains and gross losses on sales and redemptions for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Proceeds from sales	$4,884	$-	$11,759	$16,515
Gross gains	$17	$-	$43	$35
Gross losses	$(26)	$-	$(37)	$(1)

Proceeds from redemptions	$30,350	$5,250	$45,800	$15,555

The amortized cost and estimated fair value of securities at September 30, 2020, by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due in one year or less	$4,623	$4,679
Due from one year to five years	5,009	5,025
Due from five years to ten years	26,195	26,386
Due after ten years	100,867	102,431
	136,694	138,521
Mortgage-backed securities	74,424	76,113
Total	$211,118	$214,634

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
September 30, 2020:
U.S. Government-sponsored enterprises (GSEs)	$20,985	$(149)	5	$140	$(1)	1	$21,125	$(150)	6
Municipal securities	3,892	(3)	3	—	—	—	3,892	(3)	3
Other debt securities	3,980	(55)	2	973	(11)	1	4,953	(66)	3
Mortgage-backed securities (GSEs)	10,456	(114)	7	7,636	(135)	3	18,092	(249)	10
Total	$39,313	$(321)	17	$8,749	$(147)	5	$48,062	$(468)	22

December 31, 2019:
U.S. Government-sponsored enterprises (GSEs)	$2,972	$(43)	2	$5,987	$(13)	2	$8,959	$(56)	4
Municipal securities	3,656	(16)	4	527	(3)	1	4,183	(19)	5
Other debt securities	—	—	—	947	(33)	1	947	(33)	1
Mortgage-backed securities (GSEs)	13,208	(194)	10	19,988	(232)	31	33,196	(426)	41
Total	$19,836	$(253)	16	$27,449	$(281)	35	$47,285	$(534)	51

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the security has been in an unrealized loss position, changes in security ratings, financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions.

Based on this evaluation, the Company concluded that any unrealized losses at September 30, 2020, represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and current market conditions, and not credit deterioration of the issuers. As of September 30, 2020, the Company does not intend to sell any of the securities, does not expect to be required to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	September 30,	December 31,
	2020	2019
Federal Reserve Bank stock	$8,641	$7,917
Federal Home Loan Bank stock	5,838	4,646
First National Bankers Bank stock	350	350
Total	$14,829	$12,913

Our restricted investments consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2020, the Company determined that there was no impairment on its other investments.

Note 5. Loans and Allowance for Loan Losses

Portfolio Segmentation:

Major categories of loans are summarized as follows (in thousands):

	September 30, 2020			December 31, 2019
	PCI	All Other		PCI	All Other
	Loans[1]	Loans	Total	Loans[1]	Loans	Total
Commercial real estate	$16,469	$1,014,182	$1,030,651	$15,255	$890,051	$905,306
Consumer real estate	10,801	429,509	440,310	6,541	410,941	417,482
Construction and land development	6,409	268,763	275,172	4,458	223,168	227,626
Commercial and industrial	317	644,181	644,498	407	336,668	337,075
Consumer and other	87	13,339	13,426	326	9,577	9,903
Total loans	34,083	2,369,974	2,404,057	26,987	1,870,405	1,897,392
Less: Allowance for loan losses	—	(18,817)	(18,817)	(156)	(10,087)	(10,243)

Loans, net	$34,083	$2,351,157	$2,385,240	$26,831	$1,860,318	$1,887,149

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

As previously mentioned in Note 1 – Presentation of Financial Information, the CARES Act established the PPP, administered directly by the SBA.  The PPP provides loans of up to $10 million to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency.  PPP loans carry an interest rate of one percent, and a maturity of two or five years.  These loans are fully guaranteed by the SBA and are not included in the Company’s loan loss allowance calculations. The loans may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels.  PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company.  The SBA pays the Company fees for processing PPP loans in the following amounts: (1) five percent for loans of not more than $350,000; (2) three percent for loans of more than $350,000 and less than $2,000,000; and (3) one percent for loans of at least $2,000,000. These processing fees are accounted for as loan origination fees and recognized over the contractual loan term as a yield adjustment on the loans.  PPP loans are included in the Commercial and Industrial loan class. As of September 30, 2020, the Company had approximately 2,950 PPP loans outstanding, with an outstanding principal balance of $300.8 million.

The composition of loans by loan classification for impaired and performing loan status is summarized in the tables below (in thousands):

			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
September 30, 2020:
Performing loans	$1,013,631	$428,514	$268,763	$643,581	$13,339	$2,367,828
Impaired loans	551	995	—	600	—	2,146
	1,014,182	429,509	268,763	644,181	13,339	2,369,974
PCI loans	16,469	10,801	6,409	317	87	34,083
Total loans	$1,030,651	$440,310	$275,172	$644,498	$13,426	$2,404,057

December 31, 2019:
Performing loans	$889,795	$409,394	$222,621	$336,508	$9,577	$1,867,895
Impaired loans	256	1,547	547	160	—	2,510
	890,051	410,941	223,168	336,668	9,577	1,870,405
PCI loans	15,255	6,541	4,458	407	326	26,987
Total loans	$905,306	$417,482	$227,626	$337,075	$9,903	$1,897,392

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans (in thousands):

			Construction	Commercial	Consumer
	Commercial	Consumer	and Land	and	and
	Real Estate	Real Estate	Development	Industrial	Other	Total
September 30, 2020:
Performing loans	$7,729	$3,366	$2,060	$5,055	$121	$18,331
Impaired loans	—	78	—	408	—	486
	7,729	3,444	2,060	5,463	121	18,817
PCI loans	—	—	—	—	—	—
Total loans	$7,729	$3,444	$2,060	$5,463	$121	$18,817

December 31, 2019:
Performing loans	$4,491	$2,159	$1,127	$1,766	$69	$9,612
Impaired loans	—	343	—	132	—	475
	4,491	2,502	1,127	1,898	69	10,087
PCI loans	17	74	—	59	6	156
Total loans	$4,508	$2,576	$1,127	$1,957	$75	$10,243

The following tables detail the changes in the allowance for loan losses by loan classification (in thousands):

	Three Months Ended September 30, 2020
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Total
Beginning balance	$6,595	$3,313	$1,795	$4,443	$108	$16,254
Charged-off loans	—	(21)	—	(60)	(89)	(170)
Recoveries of charge-offs	11	17	—	55	16	99
Provision (reallocation) charged to expense	1,123	135	265	1,025	86	2,634
Ending balance	$7,729	$3,444	$2,060	$5,463	$121	$18,817

	Three Months Ended September 30, 2019
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Total
Beginning balance	$4,102	$2,189	$946	$1,746	$114	$9,097
Charged-off loans	(36)	(1)	—	(20)	(50)	(107)
Recoveries of charge-offs	39	17	3	12	7	78
Provision (reallocation) charged to expense	155	65	94	410	—	724
Ending balance	$4,260	$2,270	$1,043	$2,148	$71	$9,792

	Nine Months Ended September 30, 2020
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Total
Beginning balance	$4,508	$2,576	$1,127	$1,957	$75	$10,243
Loans charged-off	—	(23)	—	(77)	(231)	(331)
Recoveries of loans charged-off	16	34	2	103	67	222
Provision (reallocation) charged to expense	3,205	857	931	3,480	210	8,683
Ending balance	$7,729	$3,444	$2,060	$5,463	$121	$18,817

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2019
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Total
Beginning balance	$3,639	$1,789	$795	$1,746	$306	$8,275
Loans charged-off	(36)	(3)	—	(353)	(260)	(652)
Recoveries of loans charged-off	63	37	7	66	82	255
Provision (reallocation) charged to expense	594	447	241	689	(57)	1,914
Ending balance	$4,260	$2,270	$1,043	$2,148	$71	$9,792

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. Our provision for loan losses for the nine months ended September 30, 2020, is $8.7 million compared to $1.9 million in the same period of 2019, an increase of $6.8 million.  As of September 30, 2020, and December 31, 2019, our allowance for loan losses was $18.8 million and $10.2 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses at September 30, 2020, as compared to December 31, 2019, is primarily attributable to the ongoing economic uncertainties related to the COVID-19 pandemic. Also, during 2020, the Company updated the Allowance for Loan Loss policy to increase the additional basis points allowed for the unallocated risk portion from 100 basis points to 125 basis points.  In addition, the Company added a new qualitative factor based on the percentage of COVID modified loans / total loans.  The qualitative factors were also expanded to provide additional granularity related to the hospitality and restaurant industries which are most impacted by the pandemic within our footprint.  The changes in our economic factors and the addition of the COVID modified factors equated to an additional $8.3 million in reserve.  Our allowance for loan loss as a percentage of total loans was 0.78% at September 30, 2020 and 0.54% at December 31, 2019.

The following tables outline the amount of each loan classification and the amount categorized into each risk rating (in thousands):

	September 30, 2020
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
Non PCI Loans:	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$666,865	$394,794	$247,424	$619,308	$13,004	$1,941,395
Watch	336,122	32,578	21,269	23,655	294	413,918
Special mention	10,547	463	—	385	—	11,395
Substandard	648	1,588	70	728	17	3,051
Doubtful	—	86	—	105	24	215
Total	1,014,182	429,509	268,763	644,181	13,339	2,369,974

PCI Loans:
Pass	8,248	8,974	1,383	222	70	18,897
Watch	6,819	255	4,491	—	12	11,577
Special mention	19	56	—	—	—	75
Substandard	1,383	1,516	535	95	5	3,534
Doubtful	—	—	—	—	—	—
Total	16,469	10,801	6,409	317	87	34,083
Total loans	$1,030,651	$440,310	$275,172	$644,498	$13,426	$2,404,057

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2019
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
Non PCI Loans:	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$860,447	$407,336	$216,459	$328,564	$9,462	$1,822,268
Watch	25,180	989	6,089	6,786	40	39,084
Special mention	4,057	738	—	1,033	—	5,828
Substandard	367	1,713	620	228	51	2,979
Doubtful	—	165	—	57	24	246
Total	890,051	410,941	223,168	336,668	9,577	1,870,405

PCI Loans:
Pass	12,473	5,258	902	41	300	18,974
Watch	2,234	38	3,556	—	13	5,841
Special mention	139	60	—	—	—	199
Substandard	409	1,185	—	366	13	1,973
Doubtful	—	—	—	—	—	—
Total	15,255	6,541	4,458	407	326	26,987
Total loans	$905,306	$417,482	$227,626	$337,075	$9,903	$1,897,392

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

The following tables present an aging analysis of our loan portfolio (in thousands):

	September 30, 2020
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and	PCI	Current	Total
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	Loans	Loans	Loans
Commercial real estate	$561	$616	$—	$418	$1,595	$16,469	$1,012,587	$1,030,651
Consumer real estate	975	124	—	1,586	2,685	10,801	426,824	440,310
Construction and land development	10	—	—	—	10	6,409	268,753	275,172
Commercial and industrial	16	6	—	204	226	317	643,955	644,498
Consumer and other	70	522	—	40	632	87	12,707	13,426
Total	$1,632	$1,268	$—	$2,248	$5,148	$34,083	$2,364,826	$2,404,057

	December 31, 2019
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and	PCI	Current	Total
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	Loans	Loans	Loans
Commercial real estate	$466	$22	$—	$124	$612	$15,255	$889,439	$905,306
Consumer real estate	1,564	30	—	1,872	3,466	6,541	407,475	417,482
Construction and land development	507	—	607	620	1,734	4,458	221,434	227,626
Commercial and industrial	559	53	—	57	669	407	335,999	337,075
Consumer and other	86	14	—	70	170	326	9,407	9,903
Total	$3,182	$119	$607	$2,743	$6,651	$26,987	$1,863,754	$1,897,392

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans:

The following is an analysis of the impaired loan portfolio, including PCI loans, detailing the related allowance recorded (in thousands):

	September 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Commercial real estate	$551	$551	$—	$256	$261	$—
Consumer real estate	795	795	—	553	553	—
Construction and land development	—	—	—	547	547	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	1,346	1,346	—	1,356	1,361	—

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	200	200	78	994	994	343
Construction and land development	—	—	—	—	—	—
Commercial and industrial	600	600	408	160	160	132
Consumer and other	—	—	—	—	—	—
	800	800	486	1,154	1,154	475
PCI loans:
Commercial real estate	—	—	—	17	99	17
Consumer real estate	1,852	2,113	—	1,205	1,371	74
Construction and land development	—	—	—	—	—	—
Commercial and industrial	279	242	—	396	534	59
Consumer and other	26	24	—	45	51	6
	2,157	2,379	—	1,663	2,055	156

Total impaired loans	$4,303	$4,525	$486	$4,173	$4,570	$631

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$552	$3	$258	$3
Consumer real estate	758	3	568	4
Construction and land development	—	—	701	3
Commercial and industrial	—	—	—	—
Consumer and other	—	—	—	—
	1,310	6	1,527	10
Impaired loans with a valuation allowance:
Commercial real estate	198	—	—	—
Consumer real estate	440	4	396	4
Construction and land development	—	—	—	—
Commercial and industrial	379	2	352	1
Consumer and other	—	—	—	—
	1,017	6	748	5
PCI loans:
Commercial real estate	8	—	2,520	—
Consumer real estate	1,869	38	1,151	—
Construction and land development	—	—	—	—
Commercial and industrial	305	2	—	—
Consumer real estate	27	—	—	—
	2,209	40	3,671	—

Total impaired loans	$4,536	$52	$5,946	$15

	Nine Months Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$374	$7	$435	$28
Consumer real estate	653	17	768	8
Construction and land development	289	—	637	5
Commercial and industrial	—	—	25	1
Consumer and other	—	—	14	1
	1,316	24	1,879	43
Impaired loans with a valuation allowance:
Commercial real estate	198	2	12	1
Consumer real estate	712	18	248	6
Construction and land development	—	—	14	—
Commercial and industrial	269	7	498	10
Consumer and other	—	—	28	—
	1,179	27	800	17
PCI loans:
Commercial real estate	250	1	1,894	(10)
Consumer real estate	1,344	77	851	3
Construction and land development	58	—	—	—
Commercial and industrial	343	5	—	—
Consumer and other	29	—	—	—
	2,024	83	2,745	(7)

Total impaired loans	$4,519	$134	$5,424	$53

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Troubled Debt Restructurings:

At September 30, 2020, and December 31, 2019, impaired loans included loans that were classified as TDRs. The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

As of September 30, 2020, and December 31, 2019, management had approximately $8 thousand and $61 thousand, respectively, in loans that met the criteria for TDR, none of which were on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

There was one loan that was modified as a TDR during the nine month period ended September 30, 2020, and no loans were modified during the nine month period ended September 30, 2019. There were no loans that were modified as TDRs during the past nine months and for which there was a subsequent payment default.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. The Coronavirus Aid Relief and Economic Security (“CARES”) Act along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 does not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. See Note 1 Presentation of Financial Information for more information.  At September 30, 2020, the Company had 289 loans remaining under COVID-19 modifications that amounted to $232.5 million, or 9.7% of the total loans outstanding.

Foreclosure Proceedings and Balances:

As of September 30, 2020, there was only one residential property secured by real estate included in other real estate owned and there was one consumer mortgage loan collateralized by residential real estate property that was in the process of foreclosure.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchased Credit Impaired Loans:

The Company has acquired loans where there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Commercial real estate	$24,179	$21,570
Consumer real estate	13,353	8,411
Construction and land development	1,910	5,394
Commercial and industrial	7,567	2,540
Consumer and other	199	504
Total loans	47,208	38,419
Less: Remaining purchase discount	(13,125)	(11,432)
Total loans, net of purchase discount	34,083	26,987
Less: Allowance for loan losses	—	(156)
Carrying amount, net of allowance	$34,083	$26,831

Activity related to the accretable yield on loans acquired with deteriorated credit quality is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Accretable yield, beginning of period	$11,777	$8,280	$8,454	$7,052
Additions	—	—	2,515	—
Accretion income	(1,267)	(1,073)	(4,401)	(3,353)
Reclassification	265	1,033	2,428	2,392
Other changes, net	7,405	390	9,184	2,539
Accretable yield, end of period	$18,180	$8,630	$18,180	$8,630

Note 6. Goodwill and Intangible Assets

In accordance with FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year and at December 31, 2019, the results of the qualitative assessment provided no indication of potential impairment. Goodwill will continue to be monitored for triggering events that may indicate impairment prior to the next scheduled annual impairment test. Considering the recent economic conditions resulting from the COVID-19 pandemic, as of September 30, 2020, the Company performed a Step 1 goodwill impairment test (which compares the fair value of a reporting unit with its carrying amount, including goodwill).  The results indicated that there was no impairment as of September 30, 2020. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

The Company’s other intangible assets consist of core deposit intangibles, and is initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	September 30,	December 31,
	2020	2019
Goodwill:
Balance, beginning of period	$65,614	$66,087
Adjustment to values initially recorded for Acquisition of Foothills Bancorp, Inc.	—	(473)
Acquisition of PFG	8,302	—
Adjustment to values initially recorded for Acquisition of PFG	1,014	—
Balance, end of the period	$74,930	$65,614

	September 30,	December 31,
	2020	2019
Core deposit intangible:
Balance, beginning of period	$14,550	$14,550
Acquisition of PFG	1,370	—
Balance, gross core deposit intangible	15,920	14,550
Less: accumulated amortization	(4,140)	(2,971)
Net core deposit intangible, net	$11,780	$11,579

The aggregate amortization of core deposit intangibles expense for the three and nine month periods ended September 30, 2020, was $402 thousand and $1.2 million, respectively, and for the three and nine months ended September 30, 2019, was $341 thousand and $1.0 million, respectively.

The estimated aggregate amortization expense for future periods for core deposit intangibles is as follows (in thousands):

Remainder of 2020	$400
2021	1,570
2022	1,526
2023	1,485
2024	1,456
Thereafter	5,343
Total	$11,780

Note 7. Borrowings and Line of Credit

Borrowings:

At September 30, 2020, total borrowings were $319.4 million compared to $31.6 million at December 31, 2019.  The $287.8 million increase was primarily due to borrowings from the Federal Reserve Bank Payroll Protection Program Liquidity Facility (“PPPLF”) of $237.8 million in the second quarter of 2020 and an increase in Federal Home Loan Bank (“FHLB”) borrowings of $50.0 million. Borrowings consist of the following (dollars in thousands):

	September 30,	December 31,
	2020	2019
Securities sold under customer repurchase agreements	$6,193	$6,184
FHLB borrowings	75,000	25,000
PPPLF borrowings	237,780	—
Other borrowings	418	439
Total	$319,391	$31,623

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Line of Credit:

The Company has a Loan and Security Agreement and revolving note with ServisFirst Bank, pursuant to which ServisFirst Bank has made a $25.0 million revolving line of credit available to the Company. The maturity of the line of credit is September 24, 2021. At September 30, 2020, there was no outstanding balance under the line of credit, and the entire amount of the line of credit remained available to the Company.

Note 8. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three and nine month periods ending September 30, 2020, was $282 thousand and $840 thousand, respectively.  The Company’s contribution to the Plan for the three and nine months periods ending September 30, 2019, was $187 thousand and $602 thousand, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At September 30, 2020, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which had 28,549 rights issued and 1,878,894 Rights available for future grants or awards.

In addition, the Company has 33,250 Rights issued from the Cornerstone Bancshares, Inc. 2002 Long Term Incentive Plan, 41,250 Rights issued from the Cornerstone Non-Qualified Plan Options, and 2,266 Rights issued from the Capstone Stock Option Plan. These plans do not have any Rights available for future grants or awards.

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2019	136,658	$10.29
Granted	—	—
Exercised	(27,858)	10.13
Forfeited	(3,485)	15.05
Outstanding at September 30, 2020	105,315	$10.18

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Information pertaining to stock options outstanding at September 30, 2020, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$6.60	20,000	1.45 years	$6.60	20,000	$6.60
6.80	13,250	0.42 years	6.80	13,250	6.80
9.48	18,500	2.45 years	9.48	18,500	9.48
9.60	22,750	3.25 years	9.60	22,750	9.60
11.76	2,266	1.75 years	11.76	2,266	11.76
15.05	28,549	4.83 years	15.05	28,549	15.05
Outstanding, end of period	105,315	2.81 years	$10.18	105,315	$10.18

The Company did not recognize any stock option-based compensation expense during the three and nine months ended September 30, 2020, as all stock options issued are fully vested. During the three and nine month periods ended September 30, 2019, stock option-based compensation expense was $58 thousand and $122 thousand, respectively.

The intrinsic value of options exercised during the three and nine month periods ended September 30, 2020 was $75 thousand and $141 thousand, respectively. The intrinsic value of options exercised during the three and nine month periods ended September 30, 2019 was $53 thousand and $165 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at September 30, 2020, was $401 thousand. Cash received from options exercised under all share-based payment arrangements for the nine month period ended September 30, 2020 was $282 thousand.

No options vested during the periods ended September 30, 2020, and 2019, respectively. The income tax expense/benefit recognized for the exercise of options during the three and nine months ended September 30, 2020, was an expense of $3 thousand and a benefit of $19 thousand, respectively, and for the three and nine months ended September 30, 2019, a benefit of $10 thousand and $37 thousand, respectively.

As of September 30, 2020, all options were fully vested and currently no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

Stock Appreciation Rights ("SARs"):

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2019	67,000	$20.54
Granted	18,000	15.19
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2020	85,000	$19.40

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Information pertaining to SARs outstanding at September 30, 2020, is as follows:

	SARs Outstanding			SARs Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.19	18,000	3.25 years	$15.19	—	$—
18.12	21,000	2.25 years	18.12	—	—
21.61	34,000	1.25 years	21.61	—	—
21.72	12,000	0.25 years	21.72	12,000	21.72
Outstanding, end of period	85,000	1.78 years	$19.40	12,000	$21.72

SARs compensation expense of ($63) thousand and ($89) thousand was recognized for the three and nine month periods ended September 30, 2020, respectively, and ($7) thousand and $73 thousand for three and nine month periods ended September 30, 2019, respectively. The credit in expense for the three and nine month period ended September 30, 2020, and the three month period ended September 30, 2019, was due to adjustments related to the fair value evaluation of SARs.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended September 30, 2020 is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2019	65,400	$21.04
Granted	41,613	16.04
Vested	(7,295)	18.32
Forfeited/expired	(1,500)	18.12
Balance at September 30, 2020	98,218	$19.17

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the three and nine months ended September 30, 2020, was $142 thousand and $365 thousand, respectively, and was $95 thousand and $310 thousand, during the three and nine month periods ended September 30, 2019, respectively. As of September 30, 2020, there was $1.1 million, respectively, of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 3.10 years. The grant-date fair value of restricted stock awards vested was $134 thousand for the period ended September 30, 2020.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Commitments to extend credit	$468,447	$384,411
Standby letters of credit	5,530	11,727

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At September 30, 2020, and December 31, 2019, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$30,210	$—	$30,210	$—
Municipal securities	90,809	—	90,809	—
Other debt securities	17,502	—	17,502	—
Mortgage-backed securities (GSEs)	76,113	—	76,113	—
Total securities available-for-sale	$214,634	$—	$214,634	$—

Liabilities:
Derivative financial instruments	$6,791	$—	$6,791	$—

December 31, 2019:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$19,000	$—	$19,000	$—
Municipal securities	64,391	—	64,391	—
Other debt securities	3,470	—	3,470	—
Mortgage-backed securities (GSEs)	91,487	—	91,487	—
Total securities available-for-sale	$178,348	$—	$178,348	$—

Liabilities:
Derivative financial instruments	$3,446	—	$3,446	—

During the nine month period ending September 30, 2020, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020:
Impaired loans	$3,817	$—	$—	$3,817
Other real estate owned	3,932	—	—	3,932

December 31, 2019:
Impaired loans	$2,185	$—	$—	$2,185
Other real estate owned	1,757	—	—	1,757

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
September 30, 2020:
Impaired loans	$3,817	Appraisal	Appraisal discounts	11%
Other real estate owned	3,932	Appraisal	Appraisal discounts	23%

December 31, 2019:
Impaired loans	$2,185	Appraisal	Appraisal discounts	22%
Other real estate owned	1,757	Appraisal	Appraisal discounts	29%

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
September 30, 2020:
Assets:
Cash and cash equivalents	$541,815	$541,815	$—	$—	$541,815
Securities available-for-sale	214,634	—	214,634	—	214,634
Other investments	14,829	N/A	N/A	N/A	N/A
Loans and loans held for sale	2,415,349	—	—	2,406,262	2,406,262

Liabilities:
Noninterest-bearing demand deposits	669,733	—	669,733	—	669,733
Interest-bearing demand deposits	534,128	—	534,128	—	534,128
Money market and savings deposits	871,098	—	871,098	—	871,098
Time deposits	577,064	—	581,389	—	581,389
Borrowings	319,391	—	315,340	—	315,340
Subordinated debt	39,325	—	—	33,644	33,644
Derivative financial instruments	6,791	—	6,791	—	6,791

December 31, 2019:
Assets:
Cash and cash equivalents	$183,971	$183,971	$—	$—	$183,971
Securities available-for-sale	178,348	—	178,348	—	178,348
Other investments	12,913	N/A	N/A	N/A	N/A
Loans, net and loans held for sale	1,893,005	—	—	1,879,825	1,879,825

Liabilities:
Noninterest-bearing demand deposits	364,155	—	364,155	—	364,155
Interest-bearing demand deposits	380,234	—	380,234	—	380,234
Money market and savings deposits	623,284	—	623,284	—	623,284
Time deposits	679,541	—	681,902	—	681,902
Borrowings	31,623	—	31,029	—	31,029
Subordinated debt	39,261	—	—	35,868	35,868
Derivative financial instruments	3,446	—	3,446	—	3,446

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
September 30, 2020:
Interest rate swap agreements - securities	Other liabilities	7.38	3.08%	3 month LIBOR	$36,000	$(6,791)

December 31, 2019:
Interest rate swap agreements - securities	Other liabilities	8.20	3.09%	3 month LIBOR	$36,000	$(3,446)

The effects of the Company’s fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income on tax-exempt securities	$565	$400	$1,586	$1,305
Effects of fair value hedge relationships	(201)	(62)	(522)	(132)
Reported interest income on tax-exempt securities	$364	$338	$1,064	$1,173

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gain (loss) on fair value hedging relationship	2020	2019	2020	2019
Interest rate swap agreements - securities:
Hedged items	$299	$(1,045)	$(3,345)	$(3,282)
Derivative designated as hedging instruments	$(299)	$1,045	$3,345	$3,282

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in thousands):

		Cumulative Amount of Fair
		Value Hedging Adjustment
	Carrying Amount	Included in Other Comprehensive
Line item on the balance sheet	of the Hedged Assets	Income
September 30, 2020:
Securities available-for-sale	$43,643	$(2,145)
December 31, 2019:
Securities available-for-sale	$42,710	$3,446

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		September 30,	December 31,
	Classification	2020	2019
Assets:
Operating lease right-of-use assets	Other assets	$5,286	$5,470
Liabilities:
Operating lease liabilities	Other liabilities	$5,315	$5,479

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

As of September 30, 2020, the weighted average remaining lease term was 10.78 years and the weighted average discount rate was 2.72%.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease costs:
Operating lease costs	$272	$149	$779	$464
Short-term lease costs	—	2	—	13
Variable lease costs	29	23	84	69
Total	$301	$174	$863	$546
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$264	$145	$759	$447

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2020, were as follows (in thousands):

Amounts
September 30, 2021	$1,006
September 30, 2022	760
September 30, 2023	571
September 30, 2024	385
September 30, 2025	348
Thereafter	3,119
Total future minimum lease payments	6,189
Amounts representing interest	(874)
Present value of net future minimum lease payments	$5,315

Note 13. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015, subject to a phase-in period for certain aspects of the new rules. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer was phased in incrementally over time, beginning January 1, 2016 and became fully effective on January 1, 2019. As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At September 30, 2020, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the three months ended September 30, 2020, the Bank paid $1.4 million in dividends to the Company. During the nine months ended September 30, 2020, the Bank paid $8.9 million in dividends to the Company. Since the fourth quarter of 2019, the Company has paid a quarterly common stock dividend of $0.05 per share. The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

Regulatory Capital Levels:

Actual and required capital levels at September 30, 2020, and December 31, 2019 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$323,297	13.81%	$187,225	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	265,155	11.33%	140,419	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	265,155	11.33%	105,314	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	265,155	8.78%	120,766	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$312,869	13.37%	$187,217	8.00%	$234,022	10.00%
Tier 1 Capital (to Risk Weighted Assets)	294,052	12.57%	140,413	6.00%	187,217	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	294,052	12.57%	105,310	4.50%	152,114	6.50%
Tier 1 Capital (to Average Assets)[2]	294,052	9.74%	120,762	4.00%	150,953	5.00%

December 31, 2019
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$287,937	14.02%	$164,313	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	238,433	11.61%	123,235	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	238,433	11.61%	92,426	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	238,433	10.34%	92,258	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$273,432	13.31%	$164,305	8.00%	$205,382	10.00%
Tier 1 Capital (to Risk Weighted Assets)	263,189	12.81%	123,229	6.00%	164,305	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	263,189	12.81%	92,422	4.50%	133,498	6.50%
Tier 1 Capital (to Average Assets)	263,189	11.41%	92,254	4.00%	115,317	5.00%

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

Note 14. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended September 30, 2020
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, June 30, 2020	$2,668	$(2,076)	$592

Other comprehensive income (loss)	(64)	492	428
Reclassification of amounts included in net income	(8)	—	(8)
Net other comprehensive income (loss) during period	(72)	492	420

Ending balance, September 30, 2020	$2,596	$(1,584)	$1,012

	Three Months Ended September 30, 2019
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, June 30, 2019	$2,075	$(2,646)	$(571)

Other comprehensive income (loss)	(1,535)	1,808	273
Reclassification of amounts included in net income	1	—	1
Net other comprehensive income (loss) during period	(1,534)	1,808	274

Ending balance, September 30, 2019	$541	$(838)	$(297)

	Nine Months Ended September 30, 2020
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, December 31, 2019	$391	$(223)	$168

Other comprehensive income (loss)	2,201	(1,361)	840
Reclassification of amounts included in net income	4	—	4
Net other comprehensive income (loss) during period	2,205	(1,361)	844

Ending balance, September 30, 2020	$2,596	$(1,584)	$1,012

	Nine Months Ended September 30, 2019
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, December 31, 2018	$(1,979)	$(786)	$(2,765)

Other comprehensive income (loss)	2,495	(52)	2,443
Reclassification of amounts included in net income	25	—	25
Net other comprehensive income (loss) during period	2,520	(52)	2,468

Ending balance, September 30, 2019	$541	$(838)	$(297)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15. Subsequent Events

On October 8, 2020 the Company repaid $237.8 million to the Federal Reserve Bank (“FRB”) relating to the outstanding borrowings from the PPPLF.  These borrowings were used to assist with the funding of PPP loans.  The Company utilized its excess liquidity to fund the repayment.

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

Forward-Looking Statement

SmartFinancial, Inc. (“SmartFinancial”) may from time to time make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, including statements regarding the potential effects of the COVID-19 pandemic on the Company’s business and financial results and conditions, are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	weakness or a decline in the U.S. economy, in particular in Tennessee, and other markets in which we operate;
●	the possibility that our asset quality would decline or that we experience greater loan losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business, including changes to statutes, regulations or regulatory policies or practices as a result of, or in response to the COVID-19 pandemic;
●	negative changes in the real estate markets in which we operate and have our primary lending activities, which may result in an unanticipated decline in real estate values in our market area;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	expected revenue synergies and cost savings from our recently completed acquisition of Progressive Financial Group, Inc ("PFG") may not be fully realized or may take longer than anticipated to be realized;
●	disruption from the merger with customers, suppliers or employees or other business partners’ relationships;
●	the risk of successful integration of the PFG’s businesses with our business;
●	lower than expected revenue following these mergers;

●	SmartFinancial’s ability to manage the combined company’s growth following the mergers;
●	the dilution caused by SmartFinancial’s issuance of additional shares of its common stock in connection with the PFG merger;
●	cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market;
●	results of examinations by our primary regulators, the TDFI, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio;
●	unanticipated credit deterioration in our loan portfolio or higher than expected loan losses within one or more segments of our loan portfolio;
●	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of the Company’s participation in and execution of government programs related to the COVID-19 pandemic;
●	the impact of the COVID-19 pandemic on the Company’s assets, business, cash flows, financial condition, liquidity, prospects and results of operations;
●	potential increases in the provision for loan losses resulting from the COVID-19 pandemic; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the third quarter and first nine months of 2020:

●	Completed the acquisition and integration of Progressive Financial Group, Inc. ("PFG").
●	Originated approximately 2,950 Paycheck Protection Program (“PPP”) loans totaling $300.8 million.

●	Net income totaled $6.4 million, or $0.42 per diluted common share, during the third quarter of 2020 compared to $6.0 million, or $0.42 per diluted common share, for the same period in 2019.
●	Net income totaled $15.3 million, or $1.02 per diluted common share, during the first nine months of 2020 compared to $19.8 million, or $1.41 per diluted common share, for the same period in 2019.
●	Annualized return on average assets was 0.76% at September 30, 2020 compared to 1.01% at September 30, 2019.
●	Allowance for loan losses increased to $18.8 million, an increase of 40.1% from the first quarter of 2020, in response to the current economic conditions related to COVID-19.
●	The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. On March 27, 2020, the CARES Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the PPP, a nearly $350 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The initial $350 billion program was supplemented in late April 2020 with $310 billion in additional funding. On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law and made significant changes to the PPP to provide additional relief for small businesses. The new Act increased flexibility for small businesses that have been unable to rehire employees due to lack of employee availability or have been unable to operate as normal due to COVID-19 related restrictions. It extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules. The new Act also relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness. In addition, the new Act extended the payment deferral period for PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends. The PPP program expired August 8, 2020.

Analysis of Results of Operations

Third quarter of 2020 compared to 2019

Net income was $6.4 million, or $0.42 per diluted common share, for the third quarter of 2020, compared to $6.0 million, or $0.42 per diluted common share, for the third quarter of 2019.  The tax equivalent net interest margin was 3.39% for the third quarter of 2020 compared to 3.91% for the third quarter of 2019. Noninterest income to average assets was 0.49% for the third quarter of 2020, increasing from 0.37% for the third quarter of 2019. Noninterest expense to average assets decreased to 2.28% in the third quarter of 2020, from 2.48% in the third quarter of 2019.

First nine months of 2020 compared to 2019

Net income was $15.3 million, or $1.02 per diluted common share, for the first nine months of 2020, compared to $19.8 million, or $1.41 per diluted common share, for the first nine months of 2019. The decrease in net income for this period was primarily from the $6.4 million termination fee recognized in the second quarter of 2019. The tax equivalent net interest margin was 3.62% for the first nine months of 2020 compared to 3.99% for the first nine months of 2019. Noninterest income to average assets was 0.46% for the first nine months of 2020, decreasing from 0.71% for the first nine months of 2019. Noninterest expense to average assets decreased to 2.52% in the first nine months of 2020, from 2.71% in the first nine months of 2019. The results above include operating effects of the PFG acquisition, which was completed on March 1, 2020.

Net Interest Income and Yield Analysis

Third quarter of 2020 compared to 2019

Net interest income, taxable equivalent, increased to $26.2 million for the third quarter of 2020, up from $21.3 million for the third quarter of 2019. Net interest income was positively impacted, compared to the prior year, primarily by the full-quarters effects of the Company’s March 1, 2020 acquisition of PFG, the increase in loan balances and the reduction in interest expense on interest bearing liabilities. Average interest-earning assets increased from $2.16 billion for the third quarter of 2019, to $3.08 billion for the third quarter of 2020, primarily as a result of the acquisition of PFG being completed on March 1, 2020, and the Company’s participation in the PPP. Over this period, average loan balances increased by $568.2 million, average interest-bearing deposits increased by $336.9 million, average noninterest-bearing deposits increased $296.2 million and average borrowings increased $306.0 million. The tax equivalent net interest margin decreased to 3.39% for the third quarter of 2020, compared to 3.91% for the third quarter of 2019. The yield on earning assets decreased from 5.05% for the third quarter of 2019, to 3.88% for the third quarter of 2020, primarily due to rate cuts by the Federal Reserve over the past year and, to a lesser extent, loan yields declining from market competition. The cost of average interest-bearing deposits decreased from 1.37% for the third quarter of 2019, to 0.59% for the third quarter of 2020, primarily due to a lower interest rate environment during the period.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2020			2019
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans, including fees[1]	$2,410,173	28,508	4.71%	$1,842,007	25,471	5.49%
Loans held for sale	8,048	113	5.57%	4,189	44	4.17%
Taxable securities	132,642	546	1.64%	118,955	748	2.49%
Tax-exempt securities[2]	88,129	515	2.32%	56,598	448	3.14%
Federal funds sold and other earning assets	438,785	327	0.30%	135,444	743	2.18%
Total interest-earning assets	3,077,777	30,009	3.88%	2,157,193	27,454	5.05%
Noninterest-earning assets	262,764			191,940
Total assets	$3,340,541			$2,349,133

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$509,999	$199	0.16%	$343,827	$511	0.59%
Money market and savings deposits	833,022	704	0.34%	637,290	1,829	1.14%
Time deposits	615,714	1,994	1.29%	640,679	3,265	2.02%
Total interest-bearing deposits	1,958,735	2,897	0.59%	1,621,796	5,605	1.37%
Borrowings	319,265	334	0.42%	13,310	15	0.45%
Subordinated debt	39,311	584	5.91%	39,226	584	5.91%
Total interest-bearing liabilities	2,317,311	3,815	0.65%	1,674,332	6,204	1.47%
Noninterest-bearing deposits	649,489			353,315
Other liabilities	25,834			18,286
Total liabilities	2,992,634			2,045,933
Stockholders’ equity	347,907			303,200
Total liabilities and stockholders’ equity	$3,340,541			$2,349,133
Net interest income, taxable equivalent		$26,194			$21,250
Interest rate spread			3.22%			3.58%
Tax equivalent net interest margin			3.39%			3.91%

Percentage of average interest-earning assets to average interest-bearing liabilities			132.82%			128.84%
Percentage of average equity to average assets			10.41%			12.91%

1Includes nonaccrual loans and accretion income on acquired loans of $960 thousand and $1.2 million for the quarters ended September 30, 2020 and 2019, respectively.  Also includes accretion of loan fees on PPP loans of $1.8 million for the quarter ended September 30, 2020. No loan fees on PPP loans are included for the quarter ended September 30, 2019.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $151 thousand for the three month period ended September 30, 2020 and $110 thousand for the three month period ended September 30, 2019.

First nine months of 2020 compared to 2019

Net interest income, taxable equivalent, increased to $88.2 million for the first nine months of 2020, up from $81.9 million for the first nine months of 2019. Net interest income was positively impacted, compared to the prior year, primarily due to increases in loan balances and a reduction in interest expense on deposits.  Average interest-earning assets increased from $2.12 billion for the first nine months of 2019, to $2.76 billion for the first nine months of 2020, primarily as a result of the acquisition of PFG completed March 1, 2020, organic loan growth and the Company’s participation in the PPP. Over this period, average loan balances increased by $428.6 million, average interest-bearing deposits increased by $200.9 million, average noninterest-bearing deposits increased $246.6 million and average borrowings increased $184.8 million.

The tax equivalent net interest margin decreased to 3.62% for the first nine months of 2020, compared to 3.99% for the first nine months of 2019. The yield on earning assets decreased from 5.17% for the first nine months of 2019, to 4.27% for the first nine months of 2020, primarily due to rate cuts by the Federal Reserve over the past year and, to a lesser extent loan yields declining from market competition. The cost of average interest-bearing deposits decreased from 1.37% for the first nine months of 2019, to 0.79% for the first nine months of 2020, primarily due to a lower interest rate environment during the period.

	Nine Months Ended September 30,
	2020			2019

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans, including fees[1]	$2,252,075	$83,487	4.95%	$1,823,523	$75,645	5.55%
Loans held for sale	6,409	231	4.81%	3,589	123	4.58%
Taxable Securities	123,895	1,813	1.95%	134,230	2,591	2.58%
Tax-exempt securities[2]	81,604	1,486	2.43%	55,585	1,512	3.64%
Federal funds and other earning assets	296,449	1,206	0.54%	102,528	2,056	2.68%
Total interest-earning assets	2,760,432	88,223	4.27%	2,119,455	81,927	5.17%
Noninterest-earning assets	248,293			205,984
Total assets	$3,008,725			$2,325,439

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$451,074	782	0.23%	$326,764	1,397	0.57%
Money market and savings deposits	749,316	2,707	0.48%	669,067	4,302	1.30%
Time deposits	667,303	7,527	1.51%	633,601	5,850	1.86%
Total interest-bearing deposits	1,867,693	11,016	0.79%	1,621,108	16,644	1.37%
Borrowings	203,202	674	0.44%	18,377	250	1.82%
Subordinated debt	39,290	1,751	5.95%	39,205	1,757	5.99%
Total interest-bearing liabilities	2,110,185	13,441	0.85%	1,678,690	18,651	1.49%
Noninterest-bearing deposits	537,860			336,895
Other liabilities	23,826			14,509
Total liabilities	2,671,871			2,030,094
Stockholders’ equity	336,854			295,345
Total liabilities and stockholders’ equity	$3,008,725			$2,325,439
Net interest income, taxable equivalent		$74,782			$63,276
Interest rate spread			3.42%			3.68%
Tax equivalent net interest margin			3.62%			3.99%

Percentage of average interest-earning assets to average interest-bearing liabilities			130.81%			126.26%
Percentage of average equity to average assets			11.20%			12.70%

1Includes nonaccrual loans and accretion income on acquired loans of $3.7 million and $4.3 million for the nine months ended September 30, 2020 and 2019, respectively. Also includes accretion of loan fees on PPP loans of $3.7 million for the nine months ended September 30, 2020. No loan fees on PPP loans are included for the nine months ended September 30, 2019.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $422 thousand for the nine month period ended September 30, 2020 and $336 thousand for the nine month period ended September 30, 2019.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service charges on deposit accounts	$892	$767	$2,370	$2,129
Gain on sale of securities, net	(9)	1	6	34
Mortgage banking	1,029	518	2,544	1,192
Investment services	359	260	1,159	684
Insurance commissions	560	—	1,302	—
Interchange and debit card transaction fees	868	148	1,652	467
Merger termination fee	—	—	—	6,400
Other	422	502	1,417	1,405
Total noninterest income	$4,121	$2,196	$10,450	$12,311

Third quarter of 2020 compared to 2019

Noninterest income increased by $1.9 million, or 87.7%, during the third quarter of 2020 compared to the same period in 2019. This quarterly change in total noninterest income primarily resulted from the following:

●	Increase in service charges on deposit accounts, related to the PFG acquisition and deposit growth;
●	Increase in mortgage banking, from increased volume due to low rate environment;
●	Increase in investment services, stemming from increased production from personnel hires in 2019;
●	Addition of insurance commissions from the PFG acquisition; and
●	Increase in interchange and debit card transaction fees, related to the PFG acquisition and deposit growth.

First nine months of 2020 compared to 2019

Noninterest income decreased by $1.9 million, or 15.1%, during the first nine months of 2020 compared to the same period in 2019. This change in total noninterest income primarily resulted from the following:

●	Decrease in merger termination fee recognized in the second quarter of 2019;
●	Increase in service charges on deposit accounts, related to the PFG acquisition and deposit growth;
●	Increase in mortgage banking, from increased volume due to low rate environment;
●	Increase in investment services, stemming from increased production from personnel hires in 2019;
●	Addition of insurance commissions from the PFG acquisition; and
●	Increase in interchange and debit card transaction fees, related to the PFG acquisition and deposit growth.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Salaries and employee benefits	$11,032	$9,072	$31,395	$26,357
Occupancy and equipment	2,186	1,635	6,093	4,967
FDIC insurance	534	(219)	894	140
Other real estate and loan related expense	643	335	1,535	1,067
Advertising and marketing	253	263	653	817
Data processing	558	273	1,689	1,465
Professional services	594	573	2,172	1,724
Amortization of intangibles	402	341	1,169	1,027
Software as service contracts	573	560	1,604	1,696
Merger related and restructuring expenses	290	73	3,863	2,792
Other	2,102	1,802	5,699	5,045
Total noninterest expense	$19,167	$14,708	$56,766	$47,097

Third quarter of 2020 compared to 2019

Noninterest expense increased by $4.5 million, or 30.3%, in the third quarter of 2020 as compared to the same period in 2019. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits due to the overall franchise growth, including the acquisition of PFG;
●	Increase in occupancy and equipment associated with ongoing infrastructure and facilities added to accommodate our growth in operations and the additional branches of the PFG acquisition;
●	Increase in FDIC insurance is related to increase in assets due to overall assets growth stemming from our acquisition of PFG, deposit growth and production of PPP loans. The Company recognized a credit in the third quarter of 2019 from the FDIC, as result of the FDIC Insurance exceeding 1.38% of insured deposits as of June 30, 2019;
●	Increase in other real estate and loan related expenses, primarily attributable to increased activity in loan related production and an evaluation adjustment on other real estate owned;
●	Increase in data processing is attributable to credit recognized from core processor in third quarter of 2019;
●	Increase in merger related and restructure expenses from the acquisition of PFG; and
●	Increase in other noninterest expenses due to overall franchise growth.

First nine months of 2020 compared to 2019

Noninterest expense increased by $9.7 million, or 20.5%, in the first nine months of 2020 as compared to the same period in 2019. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits due to the overall franchise growth, including the acquisition of PFG;
●	Increase in occupancy and equipment associated with ongoing infrastructure and facilities added to accommodate our growth in operations and the additional branches of the PFG acquisition;
●	Increase in FDIC insurance related to increase in assets due to overall assets growth stemming from our acquisition of PFG, deposit growth and production of PPP loans. The Company recognized a credit in the third quarter of 2019 from the FDIC, as result of the FDIC Insurance exceeding 1.38% of insured deposits as of June 30, 2019;
●	Increase in other real estate and loan related expenses, primarily attributable to increased activity in loan related production;
●	Increase in data processing is attributable to credit recognized from core processor in third quarter of 2019;

●	Increase in professional services from increases in legal and auditing services;
●	Increase in merger related and restructure expenses from the acquisition of PFG; and
●	Increase in other noninterest expenses due to overall franchise growth.

Taxes

Third quarter of 2020 compared to 2019

In the third quarter of 2020 income tax expense totaled $2.0 million compared to $1.9 million a year ago. The effective tax rate was approximately 23.5% in the third quarter of 2020 compared to 24.6% a year ago. The lower effective tax rate for the third quarter of 2020 compared to same quarter in 2019 was due to having a proportionately higher amount of non-taxable income in relation to income before taxes, as well as tax benefit derived from the reconciliation of our tax rates from operations.

First nine months of 2020 compared to 2019

In the first nine months of 2020 income tax expense totaled $4.6 million compared to $6.4 million a year ago. The effective tax rate was approximately 21.0% for first nine months of 2020 compared to 24.5% a year ago. The lower effective tax rate for the first nine months of 2020 compared to same period in 2019 was primarily from the CARES Act legislation and having a proportionately higher amount of non-taxable income in relation to income before taxes and a tax benefit realized from the recognition of net operating loss carryforwards from past acquisitions.

Loan Portfolio

The Company had total net loans outstanding, including organic and purchased loans, of approximately $2.39 billion at September 30, 2020 compared to $1.89 billion at December 31, 2019. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio.

Organic Loans

Our organic net loans, which excludes loans purchased through acquisitions, increased by $440.9 million, or 29.1%, from December 31, 2019, to $1.96 billion at September 30, 2020.  Included in the growth was $300.8 million of PPP loans that were originated and funded during the second and third quarters of 2020.  Total net deferred fees associated with the PPP loans was approximately $11.0 million and $3.7 million was accreted into income during the second and third quarters of 2020.

Purchased Loans

Purchased non-credit impaired loans of $393.1 million at September 30, 2020 increased by $44.0 million from December 31, 2019.  Since December 31, 2019, our net purchased credit impaired (“PCI”) loans increased by $7.3 million to $34.1 million at September 30, 2020. The increase in purchased non-credit impaired loans and PCI loans is related to the acquisition of PFG and offset by maturities, paydowns and payoffs.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	September 30, 2020
		Purchased	Purchased
		Non-Credit	Credit		% of
	Organic	Impaired	Impaired	Total	Gross
	Loans	Loans	Loans	Amount	Total
Commercial real estate-mortgage	$812,191	$201,993	$16,469	$1,030,653	42.9%
Consumer real estate-mortgage	295,912	133,596	10,801	440,309	18.3%
Construction and land development	246,112	22,650	6,409	275,171	11.4%
Commercial and industrial	611,439	32,742	317	644,498	26.8%
Consumer and other	9,119	4,220	87	13,426	0.6%
Total gross loans receivable, net of deferred fees	1,974,773	395,201	34,083	2,404,057	100.0%
Allowance for loan losses	(16,704)	$(2,113)	—	(18,817)
Total loans, net	$1,958,069	$393,088	$34,083	$2,385,240

	December 31, 2019
		Purchased	Purchased
		Non-Credit	Credit		% of
	Organic	Impaired	Impaired	Total	Gross
	Loans	Loans	Loans	Amount	Total
Commercial real estate-mortgage	$705,691	$184,360	$15,255	$905,306	47.7%
Consumer real estate-mortgage	295,915	115,026	6,541	417,482	22.0%
Construction and land development	210,421	12,747	4,458	227,626	12.0%
Commercial and industrial	306,521	30,147	407	337,075	17.8%
Consumer and other	2,817	6,760	326	9,903	0.5%
Total gross loans receivable, net of deferred fees	1,521,365	349,040	26,987	1,897,392	100.0%
Allowance for loan losses	(10,087)	—	(156)	(10,243)
Total loans, net	$1,511,278	$349,040	$26,831	$1,887,149

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans at September 30, 2020, including the interest rate sensitivity for loans maturing after one year (in thousands):

					Rate Structure for Loans
					Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$114,310	$422,885	$494,121	$1,031,316	$668,389	$248,617
Consumer real estate-mortgage	27,080	169,931	243,299	440,310	209,880	203,350
Construction and land development	83,912	96,043	95,216	275,171	91,711	99,548
Commercial and industrial	86,276	476,926	82,421	645,623	520,240	39,107
Consumer and other	4,591	6,658	388	11,637	6,738	308
Total Loans	$316,169	$1,172,443	$915,445	$2,404,057	$1,496,958	$590,930

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.09% as of September 30, 2020, which decreased from 0.18% as of December 31, 2019. Total nonperforming assets as a percentage of total assets as of September 30, 2020 totaled 0.18% compared to 0.21% as of December 31, 2019. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets.

The following table summarizes the Company’s nonperforming assets for the periods presented (in thousands):

	September 30,	December 31,
	2020	2019
Nonaccrual loans	$2,248	$2,743
Accruing loans past due 90 days or more	—	607
Total nonperforming loans	2,248	3,350
Other real estate owned	3,932	1,757
Total nonperforming assets	$6,180	$5,107
Restructured loans not included above	$8	$61

Potential Problem Loans

At September 30, 2020 potential problem loans amounted to approximately $1.1 million or 0.04% of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators for loans classified as substandard or worse, but not considered nonperforming loans.

COVID-19 Loan Modifications

As a result of the CARES Act, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic.  At September 30, 2020, COVID-19 modified loans amounted to $232.5 million, or 9.7% of the total loans outstanding.

The Company offered deferral options of: 1) three months deferral of payment and then three months of interest only, 2) three months of interest only, 3) three months deferral of payment, 4) six months of interest only, and approximately all  of the $232.5 million remaining COVID-19 modified loans will mature during the fourth quarter of 2020.

Included in the COVID-19 modified loans were $56.2 million and $30.4 million of hospitality and restaurant loans, respectively. These sectors had increased vulnerability from COVID-19. At September 30, 2020, the short-term loan modifications were still expected to mature on the original maturity schedule.  All of the COVID-19 modified loans were transitioned into watchlist categories internally.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. Our provision for loan losses for the nine months ended September 30, 2020, is $8.7 million compared to $1.9 million in the same period of 2019, an increase of $6.8 million.  As of September 30, 2020, and December 31, 2019, our allowance for loan losses was $18.8 million and $10.2 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses at September 30, 2020, as compared to December 31, 2019, is primarily attributable to the ongoing economic uncertainties related to the COVID-19 pandemic. Also, during 2020, the Company updated the Allowance for Loan Loss policy to increase the additional basis points allowed for the unallocated risk portion from 100 basis points to 125 basis points.  In addition, the Company added a new qualitative factor based on the percentage of COVID modified loans / total loans.  The qualitative factors were also expanded to provide additional granularity related to the hospitality and restaurant industries which are most impacted by the pandemic within our footprint.  The changes in our economic factors and the addition of the COVID modified factors equated to an additional $8.3 million in reserve.  Our allowance for loan loss as a percentage of total loans was 0.78% at September 30, 2020 and 0.54% at December 31, 2019.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition. As of September 30, 2020, the notional balances on PCI loans was $47.2 million while the carrying value was $34.1 million. At September 30, 2020, there were no loan loss allowances on PCI loans.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans for the periods presented, and the percentage of loans in each category to total loans (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$7,729	42.9%	$4,508	47.7%
Consumer real estate-mortgage	3,444	18.3%	2,576	22.0%
Construction and land development	2,060	11.4%	1,127	12.0%
Commercial and industrial	5,463	26.8%	1,957	17.8%
Consumer and other	121	0.6%	75	0.5%
Total allowance for loan losses	$18,817	100.0%	$10,243	100.0%

The allocation by category is determined based on the loans individually assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired, non PCI, loans were approximately $475 thousand at December 31, 2019 compared to $486 thousand at September 30, 2020.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods presented including the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$16,254	$9,097	$10,243	$8,275
Provision for loan losses	2,634	724	8,683	1,914
Charged-off loans:
Commercial real estate-mortgage	—	(36)	—	(36)
Consumer real estate-mortgage	(21)	(1)	(23)	(3)
Construction and land development	—	—	—	—
Commercial and industrial	(60)	(20)	(77)	(353)
Consumer and other	(89)	(50)	(231)	(260)
Total charged-off loans	(170)	(107)	(331)	(652)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	11	39	16	63
Consumer real estate-mortgage	17	17	34	37
Construction and land development	—	3	2	7
Commercial and industrial	55	12	103	66
Consumer and other	16	7	67	82
Total recoveries of previously charged-off loans	99	78	222	255
Net loan charge-offs	(71)	(29)	(109)	(397)
Balance at end of period	$18,817	$9,792	$18,817	$9,792
Ratio of allowance for loan losses to total loans outstanding at end of period	0.78%	0.53%	0.78%	0.53%
Ratio of net loan charge-offs to average loans outstanding for the period (annualized)	—%	0.01%	—%	0.03%

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

Securities Portfolio

Our securities portfolio, consisting primarily of Federal agency bonds, state and municipal securities, and mortgage-backed securities, amounted to fair values of $214.6 million and $178.3 million at September 30, 2020 and December 31, 2019, respectively. Our investments to assets ratio decreased from 7.3% at December 31, 2019 to 6.3% at September 30, 2020. Our securities portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income. All of the Company’s securities are designated as available-for-sale.

The following table shows the amortized cost of the Company’s securities by investment categories (in thousands):

	September 30,	December 31,
	2020	2019
U.S. Government-sponsored enterprises (GSEs)	$30,311	$19,015
Municipal securities	88,864	63,792
Other debt securities	17,519	3,481
Mortgage-backed securities	74,424	91,531
Total securities	$211,118	$177,819

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at September 30, 2020. The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs (dollars in thousands):

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Government agencies	$—	$641	$7,402	$22,268	$30,311
State and political subdivisions	4,624	3,385	4,757	76,098	88,864
Other debt securities	—	983	14,036	2,500	17,519
Mortgage-backed securities	—	3,569	13,524	57,331	74,424
Total securities	$4,624	$8,578	$39,719	$158,197	$211,118
Weighted average yield (1)	1.92%	1.22%	3.24%	2.56%	2.62%
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2020, brokered deposits represented approximately 3.0% of total deposits.

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended September 30, 2020 was 0.59% compared to 1.37% for the same period in 2019 and 0.79% and 1.37% for the nine months ended September 30, 2020 and September 30, 2019, respectively. The decreased cost of interest-bearing deposits was due to changes in rates caused by federal rate-changes during the periods.

Total deposits as of September 30, 2020 were $2.65 billion, which was an increase of $604.8 million from December 31, 2019. This increase was primarily from the completed acquisition of PFG and deposits related to the PPP loans. As of September 30, 2020, the Company had outstanding time deposits under $250,000 with balances of $437.1 million and time deposits over $250,000 with balances of $140.0 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

September 30,
2020
Three months or less	$31,107
Three to six months	31,974
Six to twelve months	44,221
More than twelve months	32,681
Total	$139,983

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Borrowings totaled $319.4 million at September 30, 2020, and primarily consisted of $75.0 million in FHLB borrowings, $237.8 million from the PPPLF and short-term borrowings totaled $6.2 million and consisted entirely of securities sold under repurchase agreements. Long-term debt totaled $39.3 million at September 30, 2020 and December 31, 2019, respectively and consisted entirely of subordinated debt.  For more information regarding our borrowings, see "Part I - Item 1. Consolidated Financial Statements - Note 7 – Borrowings and Line of Credit."

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At September 30, 2020 and December 31, 2019, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements - Note 13 - Regulatory Matters.”

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At September 30, 2020, we had $468.4 million of pre-approved but unused lines of credit and $5.5 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  For more information regarding our off-balanc8e sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements - Note 9 – Commitments and Contingent Liabilities.”

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

			Maximum Percentage Decline
			in Net Interest
			Income from the Budgeted
	Estimated % Change in Net		or Base Case
	Interest Income Over 12		Projection of Net Interest
	Months		Income
September 30, 2020:	Increase +	Decrease -	Next 12 Months
An instantaneous, parallel rate increase or decrease of the following at the beginning of the third quarter:
± 100 basis points	4.15%	0.68%	8%
± 200 basis points	6.36%	1.01%	14%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

			Maximum
			Percentage
			Decline in
			Economic Value
			of Equity from
			the Economic
			Value of Equity
	Current Estimated Instantaneous		at Currently
	Rate Change		Prevailing
September 30, 2020:	Increase +	Decrease -	Interest Rates

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
±100 basis points	7.07%	(3.35)%	10%
±200 basis points	8.86%	14.17%	15%

At September 30, 2020, our model results indicated that we were within these policy limits.

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

The Company has $4.6 million in investments that mature throughout the next 12 months. The Company also anticipates $17.8 million of principal payments from mortgage-backed securities over the same period. The Company also has unused borrowing capacity in the amount of $304.2 million available with the Federal Reserve, FHLB, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required for a Smaller Reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2020 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors has authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of September 30, 2020, we have purchased $2.1 million of the authorized $10.0 million and may purchase up to an additional $7.9 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended September 30, 2020.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of		Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
July 1, 2020 to July 31, 2020	—	$—	—	$7,925
August 1, 2020 to August 31, 2020	—	—	—	7,925
September 1, 2020 to September 31, 2020	—	—	—	7,925
Total	—	$—	—	$7,925

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SmartFinancial, Inc.

Date:	November 6, 2020	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	November 6, 2020	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)