Form 10-K
period 2020-12-31
SMARTFINANCIAL INC.
filed 2021-03-16
CIK 1038773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes ☒ No ☐

Indicate by check whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

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
Emerging Growth Company ☐

If emerging growth company, indicate by check market if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was approximately $224.1 million. As of March 8, 2021, there were 15,113,045 shares outstanding of the registrant’s common stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2021, are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

SmartFinancial, Inc. (“SmartFinancial” or the “Company”) may, from time to time, make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, including statements regarding the effects of COVID-19, are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	weakness or a decline in the U.S. economy, in particular in Tennessee, and other markets in which we operate;
●	the possibility that our asset quality would decline or that we experience greater loan losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business, including changes to statutes, regulations or regulatory policies or practices as a result of, or in response to the COVID-19 pandemic;
●	negative changes in the real estate markets in which we operate and have our primary lending activities, which may result in an unanticipated decline in real estate values in our market area;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	expected revenue synergies and cost savings from our recently completed acquisition of Progressive Financial Group, Inc ("PFG") may not be fully realized or may take longer than anticipated to be realized;
●	disruption from the merger with customers, suppliers or employees or other business partners’ relationships;
●	the risk of successful integration of the PFG’s businesses with our business;
●	lower than expected revenue following these mergers;
●	SmartFinancial’s ability to manage the combined company’s growth following the mergers;
●	the dilution caused by SmartFinancial’s issuance of additional shares of its common stock in connection with the PFG merger;
●	cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market;
●	results of examinations by our primary regulators, the Tennessee Department of Financial Institutions (the “TDFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;

●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio;
●	unanticipated credit deterioration in our loan portfolio or higher than expected loan losses within one or more segments of our loan portfolio;
●	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of the Company’s participation in and execution of government programs related to the COVID-19 pandemic;
●	the impact of the COVID-19 pandemic on the Company’s assets, business, cash flows, financial condition, liquidity, prospects and results of operations;
●	potential increases in the provision for loan losses resulting from the COVID-19 pandemic; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

The primary activity of SmartFinancial is the ownership and operation of SmartBank (the “Bank”). As a bank holding company, SmartFinancial intends to facilitate SmartBank’s ability to serve its customers’ requirements for financial services. The holding company structure also provides flexibility for expansion through the possible acquisition of other financial institutions and the provision of additional banking-related services, as well as certain non-banking services, which a traditional commercial bank may not provide under present laws.

SmartBank

SmartBank is a Tennessee-chartered commercial bank established in 2007 with its principal office in Pigeon Forge, Tennessee. The principal business of the Bank consists of attracting deposits from the general public and investing those funds, together with funds generated from operations and from principal and interest payments on loans, primarily in commercial loans, commercial and residential real estate loans, consumer loans and residential and commercial construction loans. Funds not invested in the loan portfolio are invested by the Bank primarily in obligations of the U.S. Government, U.S. Government agencies, and various states and their political subdivisions. In addition to deposits, sources of funds for the Bank’s loans and other investments include amortization and prepayment of loans, sales of loans or participations in loans, sales of its investment securities and borrowings from other financial institutions. The principal sources of income for the Bank are interest and fees collected on loans, fees collected on deposit accounts and interest and dividends collected on other investments. The principal expenses of the Bank are interest paid on deposits, employee compensation and benefits, office expenses and other overhead expenses. As of March 1, 2021, SmartBank has 35 full-service branches located in East and Middle Tennessee, Alabama, and the Florida panhandle, one loan production office, and one service center.

Progressive Merger

On October 29, 2019, the Company along with the Bank entered into an agreement and plan of merger with Progressive Financial Group, Inc. ("PFG"), a Tennessee corporation. The merger was consummated on March 1, 2020, with PFG stockholders receiving stock of the Company. After the merger, original stockholders of SmartFinancial owned approximately 92% of the outstanding common stock of the combined entity on a fully diluted basis while the previous PFG stockholders owned approximately 8%.  The assets and liabilities of PFG, as of the effective date of the merger, were recorded at their respective estimated fair values and combined with those of the Company. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities was allocated to identifiable intangible assets with the remaining excess allocated to goodwill, which was approximately $8.3 million. As a result of the merger the Company assets increased approximately $301 million and liabilities increased approximately $272 million.

Human Capital Resources

The Bank is committed to building a culture where associates thrive and are empowered to be leaders.  Being trustworthy, loyal, and innovative are some of the characteristics exemplified by our associates.  Our culture is defined by our core values of Act with Integrity, Be Enthusiastic, Create Positivity, Demonstrate Accountability and Embrace Change.  We foster a work environment that respects individual needs, establishes high expectations, and recognizes achievement.  Associates are inspired to be involved in their communities and show great care for clients.  We refer to that as creating “WOW” experiences.  Our leadership team empowers associates to make decisions and find opportunities to add value.  We invest in a healthy work-life balance, competitive compensation and benefit packages and a vibrant, team-oriented environment centered on professional service and open communication among associates. We hold ourselves accountable to that by participating in an annual engagement survey to solicit feedback from our associates.  The results of the survey mold our initiatives so that we can focus on being a great place to work.  In 2017, 2018, 2019 and 2020 we were nominated as a Top Workplace based on the feedback from our associates.

As of December 31, 2020, we employed 464 full-time and 11 part-time associates across our three-state footprint of Tennessee, Alabama, and Florida. None of these associates are represented by a collective bargaining agreement. During the year 2020 we successfully onboarded 101 new associates. Over 68% of the Company’s associates are women and 6% are minorities. Among the Company’s 227-person banking officers, women make up approximately 51% of these associates, while minorities account for 4% of the banking officer members. Beginning in 2021, a senior leadership team made up of a subset of these Leadership Team members was formed. Presently, the senior leadership team consists of seven associates, two of whom are women.

We provide a competitive compensation and benefits program to help meet the needs of our associates. In addition to salaries, these programs include annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution, healthcare and insurance benefits, health savings, flexible spending accounts, generous paid time off including unlimited paid time off options, tuition reimbursement, financial planning, company paid life insurance, company paid dental insurance, company paid vision insurance, family leave, and an associate assistance program.

We invest in the growth and development of our associates by providing a multi-dimensional approach to learning that empowers, intellectually grows, and professionally develops our colleagues. Our associates receive continuing education courses that are relevant to the banking industry and their job function within the Company. In addition, we have created learning paths for specific positions that are designed to encourage an associate’s advancement and growth within our organization. We also offer a peer mentoring program, SmartLeadership and client service training. These resources provide associates with the skills they need to achieve their career goals and become leaders within our Company.

We recognize the social and environmental responsibility that arises from the impact of our activities on peoples’ lives and society. To assist with this responsibility, we have adopted a Corporate Ethics policy to address any concerns into our daily business activities and our approach to stakeholder relationships. Through this policy, we strive to carry out our banking activities in a responsible manner, placing the financial needs of our clients and economic health of our communities at the core of our focus.

Throughout the pandemic, the health and safety of our associates, clients, and the communities we serve has been our top priority.  We continue to monitor both the local, national, and global impact and update guidelines and practices in accordance with recommendations by the Center for Disease Control and Prevention, local, state, and federal agencies. In response to the pandemic, we quickly implemented extensive safety measures to protect our associates, including heightened sanitary precautions, protective supplies, suspended non-essential business travel, directed associates to work remotely when possible and limited in-person meetings.  We also implemented flexible scheduling and additional emergency paid leave options to support associates if they were impacted by the pandemic and unable to work.

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

We encounter strong pricing competition in providing our services. Additionally, other banks offer different products or services from those that we provide. The larger national and super-regional banks may have significantly greater lending limits and may offer additional products than we are capable of providing. We attempt to compete successfully with our competitors, regardless of their size, through the selection of banking products and services offered, the level of service provided, the convenience and ability of services, and the degree of expertise and the personal manner in which services are offered.

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

Activity Limitations

●	Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks
●	and certain other activities determined by the Federal Reserve to be closely related to banking. In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

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

Incentive Compensation

The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and SmartBank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2020, these rules have not been implemented by the banking agencies. We have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles-that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions.

To be well-capitalized, SmartBank must maintain at least the following capital ratios:

●	6.5% CET1 to risk-weighted assets;
●	8.0% Tier 1 capital to risk-weighted assets;
●	10.0% Total capital to risk-weighted assets; and
●	5.0% leverage ratio.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to SmartBank, the Company’s capital ratios as of December 31, 2020 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

On October 29, 2019, the federal banking agencies issued a final rule to simplify the regulatory capital requirements for eligible banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio (“CBLR”) framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act (the “Regulatory Relief Act”). A qualifying community banking organization that exceeds the CBLR threshold would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer described above, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations. The Regulatory Relief Act defines a “qualifying community banking organization” as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion. Under the final rule, if a qualifying community banking organization elects to use the CBLR framework, it will be considered “well-capitalized” so long as its CBLR is greater than 9%. The CBLR framework will first be available for banking organizations, such as the Bank, to use in its March 31, 2020 regulatory reports. The Bank has chosen not to opt into the CBLR at this time.

In 2020, SmartBank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer.  Based on current estimates, we believe that SmartBank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2021. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements - Note 15 - Regulatory Matters.”

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

Payment of Dividends

We are a legal entity separate and distinct from SmartBank and our other subsidiaries. The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from SmartBank. Various federal and state statutory provisions and regulations limit the amount of dividends that SmartBank may pay.

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

Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

●	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
●	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
●	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

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

Reserves

Federal Reserve rules require depository institutions, such as SmartBank, to maintain reserves against their transaction accounts, primarily NOW and regular checking accounts.  Effective March 26, 2020, the Federal Reserve eliminated reserve requirements for all depository institutions. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Anti-Money Laundering

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act, and its implementing regulations adopted by the FinCEN, a bureau of the U.S. Department of the Treasury, requires financial institutions to establish anti-money laundering programs with minimum standards that include:

●	the development of internal policies, procedures, and controls;
●	the designation of a compliance officer;
●	an ongoing employee training program;
●	an independent audit function to test the programs; and
●	identify and verify the identity of beneficial owners of legal entity customers.

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

●	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
●	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.

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

Consumer Regulation

Activities of SmartBank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

●	limit the interest and other charges collected or contracted for by SmartBank, including rules respecting the terms of credit cards and of debit card overdrafts;
●	govern SmartBank’s disclosures of credit terms to consumer borrowers;
●	require SmartBank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the communities it serves;
●	prohibit SmartBank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
●	govern the manner in which SmartBank may collect consumer debts; and
●	prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

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

The primary tool that management uses to measure short-term interest rate risk is a net interest income simulation model prepared by an independent third party provider. As of December 31, 2020, SmartFinancial is considered to be in an asset-sensitive position, meaning income is generally expected to increase with an increase in short-term interest rates and, conversely, to decrease with a decrease in short-term interest rates. Based on the results of this simulation model, which assumed a static environment with no contemplated asset growth or changes in our balance sheet management strategies, if short-term interest rates immediately increased by 200 basis points, we could expect net interest income to increase by approximately $11.9 million over a 12-month period. If short-term interest rates immediately decreased by 200 basis points, we could expect net interest income to decrease by approximately $2.4 million over the next 12-month period.

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

Risks Related to Our Company

The novel coronavirus, COVID-19, may adversely affect our business, financial condition, results of operations and our liquidity in the short term and for the foreseeable future.

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

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations.

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

As of December 31, 2020, our allowance for loan losses as a percentage of total loans was 0.77% and as a percentage of total nonperforming loans was 315.16%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. Federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our operating results and financial condition.

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

During 2019 many of the regulatory agencies, including ours, increased their focus on the application of an interagency guidance issued in 2006, titled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices.”  The 2006 interagency guidance focuses on the risks of high levels of concentration in CRE lending at banking institutions, and specifically addresses two supervisory criteria:

●	Construction concentration criterion: Loans for construction, land, and land development (CLD or “construction”) represent 100% or more of a banking institution’s total risk-based capital, commonly referred to as the "100 ratio"
●	Total CRE concentration criterion: Total nonowner-occupied CRE loans (including CLD loans), as defined in the 2006 guidance (“total CRE”), represent 300% or more of the institution’s total risk-based capital, and growth in total CRE lending has increased by 50% or more during the previous 36 months, commonly referred to as the "300 ratio"

The guidance states that banking institutions exceeding the concentration levels mentioned in the two supervisory criteria should have in place enhanced credit risk controls, including stress testing of CRE portfolios. At the end of 2020 our loan portfolio was below both the 100 and 300 ratios as laid out in the guidance, but given the guidance our ability to grow those loan types could be constrained by the amount we are also able to grow capital.

Changes in accounting standards, including the implementation of Current Expected Credit Loss methodology, could materially affect how we report our financial results.

The Financial Accounting Standards Board adopted a new accounting standard for determining the amount of our allowance for credit losses (ASU 2016-13 Financial Instruments - Credit Losses (Topic 326)) that will be effective for us January 1, 2023. We believe that adoption of ASU 2016-13 will result in an increase to our allowance for loan and lease losses, referred to as Current Expected Credit Loss (“CECL”). Implementation of CECL will require that we determine periodic estimates of lifetime expected future credit losses on loans in the allowance for loan and lease losses in the period when the loans are booked. The ongoing impact of CECL will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Should these factors materially change, we may be required to increase or decrease our allowance for loan and lease losses, decreasing or increasing our net income, and introducing additional volatility into our net income.

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

Our recent acquisition and future expansion may result in additional risks.

We expect to continue to expand in our current markets and in other select markets through additional branches or through acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including the risks detailed below.

The merger with PFG was completed on March 1, 2020, and while this integration effort is substantially complete, we continue to manage the acquired business through the transition. The success of this transition will depend on, among other things, our ability to realize anticipated costs savings and to manage the acquired assets and operations in a manner that permits growth opportunities and does not materially disrupt our existing customer relationships or result in decreased revenues resulting from any loss of customers. We may encounter a number of difficulties, including, among others:

●	the loss of key employees;
●	disruption of operations and business;
●	inability to maintain and increase competitive presence;
●	loan and deposit attrition, customer loss and revenue loss, including as a result of any decision we may make to close one or more locations;
●	possible inconsistencies in standards, control procedures and policies;

●	unexpected problems with costs, operations, personnel, technology and credit; and/or
●	problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

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

Further, we acquire banks with the expectation that these mergers will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of these mergers is subject to a number of uncertainties, including whether we integrate these institutions in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results.

We may face risks with respect to future acquisitions.

When we attempt to expand our business through mergers and acquisitions, we seek targets that are culturally similar to us, have experienced management and possess either market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans which are highlighted above, in general, acquiring other banks, businesses or branches, particularly those in markets with which we are less familiar, involves various risks commonly associated with acquisitions.

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

At December 31, 2020, approximately 73% of our loans had real estate as a primary or secondary component of collateral, which includes 12% of our loans secured by construction and development collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Real estate values declined significantly during the recent economic crisis and may decline similarly in future periods. Although real estate prices in most of our markets have stabilized or are improving, a renewed decline in real estate values would expose us to further deterioration in the value of the collateral for all loans secured by real estate and may adversely affect our results of operations and financial condition.

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

As of December 31, 2020, our 10 largest borrowing relationships totaled approximately $192 million in outstanding balances, or approximately 8% of our total loan portfolio. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

Declines in the businesses or industries of our customers could cause increased credit losses and decreased loan balances, which could adversely affect our financial results.

The small to medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could have an adverse effect on our business, financial condition and results of operations. A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans to such businesses. We further anticipate an increase in the amount of loans to small to medium-sized businesses during 2021.

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

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.

As of December 31, 2020, we held an other real estate owned balance of $4.6 million. Our other real estate owned portfolio historically has been insignificant, and generally consisted of properties that we obtained through foreclosure or through a deed in lieu of foreclosure. Properties in our other real estate owned portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property is assumed, except when a different disposition strategy is expected. Judgment is required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is shortened during periods of market volatility. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of our other real estate owned properties.

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

We have assembled a senior management team which has substantial background and experience in banking and financial services. Moreover, much of historical loan growth was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations as discussed in “Part 1 – Item 1. Business – Supervision and Regulation – Regulation of the Company – Incentive Compensation.” Inability to retain these key personnel or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings.

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

The trading volume in our common stock on the Nasdaq Capital Market has been relatively low when compared with larger companies listed on the Nasdaq Capital Market or other stock exchanges. Although we have experienced increased liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will continue to develop.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the continued development of the trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

We may issue additional shares of stock or equity derivative securities, including awards to current and future executive officers, directors and employees, which could result in the dilution of shareholders’ investment.

Our authorized capital includes 40,000,000 shares of common stock and 2,000,000 shares of preferred stock. As of December 31, 2020, we had 15,107,214 shares of common stock and no shares of preferred stock outstanding, and had reserved or otherwise set aside for issuance 99,617 shares underlying outstanding options and 1,876,894 shares that are available for future grants of stock options, restricted stock or other equity-based awards pursuant to our equity incentive plans. Subject to NASDAQ rules, our board of directors generally has the authority to issue all or part of any authorized but unissued shares of common stock or preferred stock for any corporate purpose. We anticipate that we will issue additional equity in connection with the acquisition of other strategic partners and that in the future we likely will seek additional equity capital as we develop our business and expand our operations, depending on the timing and magnitude of any particular future acquisition. These issuances would dilute the ownership interests of existing shareholders and may dilute the per share book value of the common stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then existing shareholders.

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

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

●	actual or anticipated variations in our quarterly results of operations;
●	recommendations by securities analysts;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	news reports relating to trends, concerns and other issues in the financial services industry generally;
●	perceptions in the marketplace regarding us and/or our competitors; and
●	fluctuations in the stock price and operating results of our competitors.

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

Although there are currently no shares of our preferred stock issued and outstanding, our articles of incorporation authorize us to issue up to 2 million shares of one or more series of preferred stock. Our board of directors also has the power, without shareholder approval (subject to Nasdaq shareholder approval rules), to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our shareholders (subject to Nasdaq shareholder approval rules) may impede a takeover of us and prevent a transaction perceived to be favorable to our shareholders.

Anti-takeover laws and certain agreements and charter provisions may adversely affect the price of our common stock.

Certain provisions of state and federal law and our articles of incorporation may make it more difficult for someone to acquire control of the Company. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including the Company’s shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquiror and the antitrust effects of the acquisition. There also are Tennessee statutory provisions and provisions in our charter that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in our articles of incorporation could result in the Company being less attractive to a potential acquiror.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The headquarters of SmartFinancial is located at 5401 Kingston Pike, #600, Knoxville, Tennessee 37919. This property is owned by SmartBank and also serves as a branch location for the Bank’s customers. As of March 1, 2021, the Bank has 35 full service branches, one loan production office and one operation center for a total of 37 locations, of which 27 are owned and 10 that are leased. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company’s premises, equipment and lease commitments, see Note 6—Premises and Equipment to our audited consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

As of the end of 2020, neither SmartFinancial nor SmartBank was involved in any material litigation. SmartBank is periodically involved as a plaintiff or defendant in various legal actions in the ordinary course of its business. Management believes that any claims pending against SmartFinancial or its subsidiary are without merit or that the ultimate liability, if any, resulting from them will not materially affect SmartBank’s financial condition or SmartFinancial’s consolidated financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

SmartFinancial’s common stock is listed on the Nasdaq Capital Market under the symbol “SMBK”.

As of March 08, 2021, there were approximately 3,242 holders of record of SmartFinancial’s common stock and 15,113,045 shares outstanding.

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

Issuer Purchases of Equity Securities

On November 20, 2018, the Company announced that its board of directors has authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of December 31, 2020, we have purchased $4.3 million of the authorized $10.0 million and may purchase up to an additional $5.7 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the quarter ended December 31, 2020.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
October 1, 2020 to October 31, 2020	7,143	$14.80	7,143	$7,819
November 1, 2020 to November 30, 2020	99,213	16.48	99,213	6,184
December 1, 2020 to December 31, 2020	27,355	18.00	27,355	5,692
Total	133,711	$16.70	133,711	$5,692

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and results of our operations for the years ended December 31, 2020 and 2019 and our results of operations for each of the years in the three-year period ended December 31, 2020. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth in the “Forward-Looking Statements” and “Risk Factors” sections of this Annual Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Business Overview

We are a bank holding company that was incorporated on September 19, 1983 under the laws of the State of Tennessee, and operate primarily through our wholly-owned bank subsidiary, SmartBank. SmartBank provides a comprehensive suite of commercial and consumer banking services to clients through 35 full-service bank branches and one loan production office in select markets in East and Middle Tennessee, Alabama and the Florida Panhandle.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during 2020:

●	Completed the acquisition and integration of Progressive Financial Group, Inc. ("PFG").
●	Originated approximately 2,950 Paycheck Protection Program (“PPP”) loans totaling $300.8 million.

●	Net income totaled $24.3 million, or $1.62 per diluted common share, during the year ended of 2020 compared to $26.5 million, or $1.89 per diluted common share, for the same period in 2019.
●	Ended 2020 with record high total assets of $3.3 billion, net loans of $2.4 billion, and deposits of $2.8 billion.
●	Return on average assets was 0.79% for the year ended December 31, 2020, compared to 1.13% for the year ended December 31, 2019.
●	Allowance for loan losses increased to $18.3 million at December 31, 2020, an increase of 79.1% from the prior year, in response to the current economic conditions related to COVID-19.
●	The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. Congress, former President Donald Trump, and the Federal Reserve have taken several actions designed to cushion the economic fallout. On March 27, 2020, the CARES Act was signed into law. It contained substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act included the PPP, a nearly $350 billion program designed to aid small and medium-sized businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The initial $350 billion program was supplemented in late April 2020 with $310 billion in additional funding. On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law and made significant changes to the PPP to provide additional relief for small businesses. The new Act increased flexibility for small businesses that have been unable to rehire employees due to lack of employee availability or have been unable to operate as normal due to COVID-19 related restrictions. It extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules. The new Act also relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness. In addition, the new Act extended the payment deferral period for PPP loans until the date when the amount of loan forgiveness is determined and remitted to the lender. For PPP recipients who do not apply for forgiveness, the loan deferral period is 10 months after the applicable forgiveness period ends. The PPP program expired August 8, 2020.
●	On December 21, 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal, included as a component of appropriations legislation, was passed by Congress to provide economic stimulus to individuals and businesses in further response to the economic distress caused by the COVID-19 pandemic. Among other things, the legislation includes (i) payments of $600 for individuals making up to $75,000 per year, (ii) extension of the Federal Pandemic Unemployment Compensation program to include a $300 weekly enhancement in unemployment benefits beginning after December 26, 2020 up to March 14, 2021, (iii) a temporary and targeted rental assistance program, and extends the eviction moratorium through January 31, 2021, (iv) targeted funding related to transportation, education, agriculture, nutrition and other public health measures and (v) approximately $325 billion for small business relief, including approximately $284 billion for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.

Analysis of Results of Operations

2020 compared to 2019

Net income was $24.3 million, or $1.62 per diluted common share in 2020, compared to $26.5 million, or $1.89 per diluted common share in 2019.  The tax equivalent net interest margin for 2020 was 3.61% compared to 3.95% for 2019. Noninterest income to average assets was 0.50% for 2020, decreasing from 0.65% for 2019. Noninterest expense to average assets decreased to 2.50% in 2020, from 2.70% in 2019. The results above include operating effects of the PFG acquisition, which was completed on March 1, 2020.  Income tax expense was $6.6 million in 2020 with an effective tax rate of 21.2%, compared to $6.9 million in 2019 with an effective tax rate of 20.6%.

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

Net Interest Income and Yield Analysis

The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). We seek to maximize net interest income without exposing the Company to an excessive level of interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-earning assets and interest-bearing liabilities. Our net interest margin is also adversely impacted by the reversal of interest on nonaccrual loans and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments.

2020 compared to 2019

Net interest income, taxable equivalent, increased to $101.4 million in 2020 from $84.3 million in 2019.  Net interest income was positively impacted, compared to the prior year, primarily due to increases in loan balances and a reduction in interest expense on deposits.  Average earning assets increased from $2.1 billion in 2019 to $2.8 billion in 2020, primarily as a result of the acquisition of PFG completed March 1, 2020, organic loan growth and the Company’s participation in the PPP.  Over this period, average loan balances increased by $452.6 million, average interest-bearing deposits increased by $290.3 million, average noninterest-bearing deposits increased $227.7 million and average borrowings increased $155.7 million. The tax equivalent net interest margin decreased to 3.61% for 2020, compared to 3.95% for 2019. The yield on earning assets decreased from 5.10% for 2019, to 4.20% for 2020, primarily due to rate cuts by the Federal Reserve over the past year and, to a lesser extent loan yields declining from market competition. The cost of average interest-bearing deposits decreased from 1.35% for 2019, to 0.71% for 2020, primarily due to a lower interest rate environment during the period.

2019 compared to 2018

Net interest income, taxable equivalent, increased to $84.3 million in 2019 from $76.8 million in 2018. The increase in net interest income, taxable equivalent, was the result of a significant increase in earning assets primarily from the mergers with Foothills and Tennessee Bancshares but also from organic growth. Average earning assets increased from $1.7 billion in 2018 to $2.1 billion in 2019. Over this period, average loan balances increased by $327.9 million and average securities balances decreased by $23.1 million. In addition, total average interest-bearing deposits increased by $238.8 million. Net interest margin, taxable equivalent, was 3.95% in 2019, compared to 4.43% in 2018, with the decrease due to lower yields on earning assets from 5.32% in 2018 to 5.10% in 2019 an increase cost of interest bearing liabilities from 1.10% in 2018 to 1.46% in 2019.

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

	2020			2019			2018
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans, including fees[1]	$2,289,612	$111,992	4.89%	$1,836,963	$100,831	5.49%	$1,509,049	$86,373	5.72%
Loans held for sale	7,360	320	4.34%	3,858	171	4.43%	2,675	106	3.96%
Taxable securities	122,900	2,423	1.97%	129,705	3,289	2.54%	143,281	3,512	2.46%
Tax-exempt securities[2]	83,765	1,941	2.32%	56,458	1,972	3.49%	19,734	767	3.90%
Federal funds sold and other earning assets	308,843	1,509	0.49%	110,380	2,646	2.40%	65,244	1,642	2.52%
Total interest-earning assets	2,812,480	118,185	4.20%	2,137,364	108,909	5.10%	1,739,983	92,400	5.32%
Noninterest-earning assets	250,955			201,976			222,734
Total assets	$3,063,435			$2,339,340			$1,962,717

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$481,050	1,013	0.21%	$333,100	1,883	0.57%	$242,859	1,290	0.53%
Money market and savings deposits	788,006	3,482	0.44%	651,855	7,827	1.20%	601,808	5,579	0.93%
Time deposits	641,647	9,102	1.42%	635,451	12,205	1.92%	536,964	7,419	1.39%
Total interest-bearing deposits	1,910,703	13,597	0.71%	1,620,406	21,915	1.35%	1,381,631	14,288	1.04%
Borrowings	177,204	816	0.46%	21,526	319	1.48%	32,852	675	2.05%
Subordinated debt	39,301	2,334	5.94%	39,216	2,341	5.97%	9,822	603	6.16%
Total interest-bearing liabilities	2,127,208	16,747	0.79%	1,681,148	24,575	1.46%	1,424,305	15,566	1.10%
Noninterest-bearing deposits	571,282			343,611			285,729
Other liabilities	23,775			15,852			10,172
Total liabilities	2,722,265			2,040,611			1,720,266
Stockholders’ equity	341,170			298,729			242,451
Total liabilities and stockholders’ equity	$3,063,435			$2,339,340			$1,962,717
Net interest income, taxable equivalent		$101,438			$84,334			$76,834
Interest rate spread			3.41%			3.64%			4.22%
Tax equivalent net interest margin			3.61%			3.95%			4.43%

Percentage of average interest-earning assets to average interest-bearing liabilities			132.21%			127.14%			122.16%
Percentage of average equity to average assets			11.14%			12.77%			12.35%
(1)	Loans include PPP loans with an average balance of $201.5 million for the year ended December 31, 2020. No PPP loans are included in years ending December 31, 2019 and 2018. Loan fees included in loan income was $9.8 million, $3.2 million, and $2.7 million for 2020, 2019 and 2018, respectively. Loan fee income for the year ended December 31, 2020, includes $5.9 million accretion of loan fees on PPP loans. No loan fees on PPP loans are included in years ended December 31, 2019 and 2018.
(2)	Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0% in 2020, 2019 and 2018. The taxable-equivalent adjustment was $572 thousand, $454 thousand and $180 thousand for 2020, 2019 and 2018, respectively.

Rate and Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates.  Net interest income, taxable equivalent, increased by $17.1 million between the years ended December 31, 2020 and 2019 and by $7.5 million between the years ended December 31, 2019 and 2018. The following is an analysis of the changes in net interest income comparing the changes attributable to rates and those attributable to volumes (in thousands):

	2020 Compared to 2019			2019 Compared to 2018
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
Interest-earning assets:
Loans[1]	$(13,644)	$24,805	$11,161	$(4,301)	$18,824	$14,523
Loans held for sale	(9)	158	149			—
Taxable Securities	(693)	(173)	(866)	111	(334)	(223)
Tax-exempt securities[2]	(985)	954	(31)	(227)	1,432	1,205
Federal funds and other earning assets	(5,214)	4,077	(1,137)	(133)	1,137	1,004
Total interest-earning assets	(20,545)	29,821	9,276	(4,550)	21,059	16,509

Interest-bearing demand deposits	(1,706)	836	(870)	115	478	593
Money market and savings deposits	(5,980)	1,635	(4,345)	1,783	465	2,248
Time deposits	(3,222)	119	(3,103)	3,417	1,369	4,786
Total interest-bearing deposits	(10,908)	2,590	(8,318)	5,315	2,312	7,627
Borrowings	(2,632)	3,129	497	(223)	(133)	(356)
Subordinated debt	(12)	5	(7)	(73)	1,811	1,738
Total interest-bearing liabilities	(13,552)	5,724	(7,828)	5,019	3,990	9,009

Net interest income	$(6,993)	$24,097	$17,104	$(9,569)	$17,069	$7,500

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

The following table provides a summary of noninterest income for the periods presented (dollars in thousands):

	Year ended December 31,
	2020	2019	2018
Service charges on deposit accounts	$3,403	$2,902	$2,416
Gain on sale of securities, net	6	34	1
Mortgage banking	3,875	1,566	1,433
Investment services	1,566	946	389
Insurance commissions	1,850	—	—
Interchange and debit card transaction fees, net	2,413	628	573
Merger termination fee	—	6,400	—
Other	2,313	2,839	1,772
Total noninterest income	$15,426	$15,315	$6,584

2020 compared to 2019

Noninterest income increased $111 thousand to $15.4 million in 2020, compared to $15.3 million in 2019.  The change in noninterest income primarily resulted from the following:

●	Increase in service charges on deposit accounts of $501 thousand, related to the PFG acquisition, deposit growth and transaction volume;
●	Increase in mortgage banking of $2.3 million, from increased volume due to low rate environment;
●	Increase in investment services of $620 thousand, stemming from increased production from personnel hires in 2019;
●	Addition of insurance commissions of $1.8 million from an insurance agency acquired in the PFG acquisition;
●	Increase in net interchange and debit card transactions fees, net of $1.8 million, related to the increased volume from the PFG acquisition and deposit growth; and
●	Decrease in merger termination fee of $6.4 million, recognized in the second quarter of 2019.

2019 compared to 2018

Noninterest income increased $8.7 million to $15.3 million in 2019, compared to $6.9 million in 2018.  The change in noninterest income primarily resulted from the following:

●	Increase in merger termination fee of $6.4 million, received in connection with the termination of the Entegra merger in the second quarter of 2019;
●	Increase in services charges on deposit accounts of $486 thousand, related to deposit growth and transaction volume;
●	Increase in investment services of $557 thousand, stemming from increased production from personnel hires during 2019;
●	Increase in other income of $1.1 million, primarily due to a one-time payment received from the Alabama Department of Economic and Community Affairs ("ADECA"). ADECA was a program that guaranteed 50% of a loan’s obligation for loans approved and originated through the program. In September 2019, the ADECA program was dissolved and total proceeds of $1.2 million was received in October 2019, of which $720 thousand was recorded as noninterest income, and the remainder of the proceeds were held in reserve for potential future losses on specific identified loans that were covered in the program.

Noninterest Expense

The following table provides a summary of noninterest expense for the periods presented (dollars in thousands):

	Year ended December 31,
	2020	2019	2018
Salaries and employee benefits	$42,911	$36,635	$30,630
Occupancy and equipment	8,348	6,716	6,303
FDIC insurance	1,190	140	786
Other real estate and loan related expense	2,050	1,320	2,913
Advertising and marketing	834	983	873
Data processing	2,281	1,995	1,906
Professional services	2,958	2,375	2,694
Amortization of intangibles	1,740	1,368	976
Software as service contracts	2,195	2,195	2,054
Merger related and restructuring expenses	4,565	3,219	3,781
Other	7,647	6,205	6,041
Total noninterest expense	$76,719	$63,151	$58,957

2020 compared to 2019

Noninterest expense increased $13.6 million to $76.7 million in 2020, compared to $63.2 million in 2019.  The change in noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits of $6.3 million, due to overall franchise growth, including the acquisition of PFG;
●	Increase of occupancy and equipment of $1.6 million, associated with ongoing infrastructure and facilities added to accommodate our growth in operations and the additional branches from the PFG acquisition;
●	Increase in FDIC insurance of $1.1 million, related to increase in assets due to overall assets growth stemming from our acquisition of PFG, deposit growth and production of PPP loans. The Company recognized a credit during 2019 from the FDIC, as result of the FDIC Insurance exceeding 1.38% of insured deposits as of June 30, 2019;
●	Increase in other real and loan related expense of $730 thousand, primarily attributable to increased activity in loan related production;
●	Increase in professional services of $583 thousand, due to increased volume of services performed;
●	Increase in merger related and restructuring expenses of $1.3 million, from the acquisition of PFG and the consolidation and termination of two leased properties; and
●	Increase in other noninterest expense of $1.4 million, due to overall franchise growth.

2019 compared to 2018

Noninterest expense increased $4.2 million to $63.2 million in 2019, compared to $59.0 million in 2018.  The change in noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits of $6.0 million, primarily because of a full year of post-merger expenses from the mergers in 2018 and to the lessor extent, the increased hiring of talented associates during 2019;
●	Increase in occupancy and equipment of $413 thousand, primarily because of a full year of post-merger expenses from the mergers in 2018; and
●	Decrease in FDIC insurance of $646 thousand, The Company recognized a credit in the third quarter of 2019 from the FDIC, as a result of the FDIC Insurance exceeding 1.38% of insured deposits as of June 30, 2019.

Income Taxes

2020 compared to 2019

In 2020, income tax expense totaled $6.6 million compared to $6.9 million a year ago. The effective tax rate was approximately 21.2% for 2020 compared to 20.6% a year ago.

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

Loan Portfolio Composition

Our loans represent the largest portion of our earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition. The Company had total net loans outstanding, including organic and purchased loans, of approximately $2.36 billion at December 31, 2020 and $1.89 billion at December 31, 2019. Loans secured by real estate, consisting of commercial or residential property, are the principal component of our loan portfolio.

Organic Loans

Our organic net loans, which excludes loans purchased through acquisitions, increased by $469.8 million, or 31.1%, from December 31, 2019, to $1.98 billion at December 31, 2020.  Included in the growth was $300.8 million of PPP loans that were originated and funded during the second and third quarters of 2020.  Total net deferred fees associated with the PPP loans during the year of 2020 was approximately $11.0 million and $5.9 million was accreted into income during the second, third and fourth quarters of 2020.

Purchased Loans

Purchased non-credit impaired loans of $350.7 million at December 31, 2020 increased by $1.7 million from December 31, 2019.  Since December 31, 2019, our net purchased credit impaired (“PCI”) loans increased by $5.2 million to $32.0 million at December 31, 2020. The increase in purchased non-credit impaired loans and PCI loans is related to the acquisition of PFG and offset by maturities, paydowns and payoffs.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	2020
		Purchased	Purchased
		Non-Credit	Credit		% of
	Organic	Impaired	Impaired	Total	Gross
	Loans	Loans	Loans	Amount	Total
Commercial real estate-mortgage	$807,913	$188,940	$16,123	$1,012,976	42.5%
Consumer real estate-mortgage	313,582	120,090	10,258	443,930	18.6%
Construction and land development	259,622	13,105	5,348	278,075	11.7%
Commercial and industrial	607,212	26,926	308	634,446	26.6%
Consumer and other	9,250	3,539	27	12,816	0.5%
Total gross loans receivable, net of deferred fees	1,997,579	352,600	32,064	2,382,243	100.0%
Allowance for loan losses	(16,154)	$(1,883)	(309)	(18,346)
Total loans, net	$1,981,425	$350,717	$31,755	$2,363,897

	2019
		Purchased	Purchased
		Non-Credit	Credit		% of
	Organic	Impaired	Impaired	Total	Gross
	Loans	Loans	Loans	Amount	Total
Commercial real estate-mortgage	$705,691	$184,360	$15,255	$905,306	47.7%
Consumer real estate-mortgage	295,915	115,026	6,541	417,482	22.0%
Construction and land development	210,421	12,747	4,458	227,626	12.0%
Commercial and industrial	306,521	30,147	407	337,075	17.8%
Consumer and other	2,817	6,760	326	9,903	0.5%
Total gross loans receivable, net of deferred fees	1,521,365	349,040	26,987	1,897,392	100.0%
Allowance for loan losses	(10,087)	—	(156)	(10,243)
Total loans, net	$1,511,278	$349,040	$26,831	$1,887,149

	2018
		Purchased	Purchased
		Non-Credit	Credit		% of
	Organic	Impaired	Impaired	Total	Gross
	Loans	Loans	Loans	Amount	Total
Commercial real estate-mortgage	$555,914	$286,431	$17,682	$860,027	48.4%
Consumer real estate-mortgage	222,979	173,584	8,712	405,275	22.8%
Construction and land development	134,232	49,061	4,602	187,895	10.6%
Commercial and industrial	234,877	70,820	2,557	308,254	17.4%
Consumer and other	8,627	4,577	605	13,809	0.8%
Total gross loans receivable, net of deferred fees	1,156,629	584,473	34,158	1,775,260	100.0%
Allowance for loan losses	(8,275)	—	—	(8,275)
Total loans, net	$1,148,354	$584,473	$34,158	$1,766,985

	2017
		Purchased	Purchased
		Non-Credit	Credit		% of
	Organic	Impaired	Impaired	Total	Gross
	Loans	Loans	Loans	Amount	Total
Commercial real estate-mortgage	$387,313	$237,772	$17,903	$642,988	48.6%
Consumer real estate-mortgage	173,988	112,019	7,450	293,457	22.2%
Construction and land development	97,116	33,173	5,120	135,409	10.2%
Commercial and industrial	135,271	101,958	858	238,087	18.0%
Consumer and other	5,925	5,929	1,463	13,317	1.0%
Total gross loans receivable, net of deferred fees	799,613	490,851	32,794	1,323,258	100.0%
Allowance for loan losses	(5,844)	—	(16)	(5,860)
Total loans, net	$793,769	$490,851	$32,778	$1,317,398

	2016
		Purchased	Purchased
		Non-Credit	Credit		% of
	Organic	Impaired	Impaired	Total	Gross
	Loans	Loans	Loans	Amount	Total
Commercial real estate-mortgage	$297,689	$102,576	$14,943	$415,208	51.0%
Consumer real estate-mortgage	135,923	42,875	9,004	187,802	23.1%
Construction and land development	108,390	7,801	1,678	117,869	14.5%
Commercial and industrial	68,235	15,219	1,568	85,022	10.5%
Consumer and other	6,786	689	—	7,475	0.9%
Total gross loans receivable, net of deferred fees	617,023	169,160	27,193	813,376	100.0%
Allowance for loan losses	(5,105)	—	—	(5,105)
Total loans, net	$611,918	$169,160	$27,193	$808,271

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans, including the interest rate sensitivity for loans maturing after one year (dollars in thousands):

					Rate Structure for Loans
					Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$108,485	$434,009	$470,482	$1,012,976	$683,243	$221,248
Consumer real estate-mortgage	33,030	165,799	245,101	443,930	206,494	204,406
Construction and land development	69,316	106,102	102,657	278,075	100,071	108,688
Commercial and industrial	82,576	474,268	77,602	634,446	506,487	45,383
Consumer and other	4,863	7,312	641	12,816	7,680	273
Total Loans	$298,270	$1,187,490	$896,483	$2,382,243	$1,503,975	$579,998

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

PCI loans with common risk characteristics are grouped in pools at acquisition and performance is based on our ability to reasonably estimate the amount and timing of future cash flows rather than a borrower’s ability to repay contractual loan amounts. Since we are able to reasonably estimate the amount and timing of future cash flows on the Company’s PCI loan pools, none of these loans have been identified as nonaccrual.

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

Nonperforming loans as a percentage of gross loans, net of deferred fees, was 0.24% as of December 31, 2020, and 0.18% as of December 31, 2019, respectively. Total nonperforming assets as a percentage of total assets as of December 31, 2020 totaled 0.31% compared to 0.21% as of December 31, 2019. PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets. In 2020, there was $30 thousand in interest income recognized on nonaccrual and restructured loans compared to the $358 thousand in gross interest income that would have been recognized if the loans had been current in accordance with their original terms.

The following table summarizes the Company’s nonperforming assets as of December 31 for the periods presented (dollars in thousands):

	2020	2019	2018	2017	2016
Nonaccrual loans	$5,633	$2,743	$2,696	$1,764	$1,415
Accruing loans past due 90 days or more	149	607	584	1,509	699
Total nonperforming loans	5,782	3,350	3,280	3,273	2,114
Other real estate owned	4,619	1,757	2,495	3,254	2,386
Total nonperforming assets	$10,401	$5,107	$5,775	$6,527	$4,500
Restructured loans not included above	$257	$61	$116	$41	$166

Potential Problem Loans

At December 31, 2020 problem loans amounted to approximately $6.6 million or 0.27% of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators, for loans classified as substandard or worse, but not considered nonperforming loans.

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

We assess the adequacy of the allowance at the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon our evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, the views of the Bank’s regulators, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. As of December 31, 2020, and December 31, 2019, our allowance for loan losses was $18.3 million and $10.2 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses in 2020 as compared to 2019 is primarily attributable to the ongoing economic uncertainties related to the COVID-19 pandemic. Also, during 2020, the Company updated the Allowance for Loan Loss policy to increase the additional basis points allowed for the unallocated risk portion from 100 basis points to 125 basis points.  In addition, the Company added two new qualitative factors; 1.) based on the percentage of COVID modified loans to total loans and 2.) the average number of COVID cases within our footprint. The qualitative factors were also expanded to provide additional granularity related to the hospitality and restaurant industries which are most impacted by the pandemic within our footprint. The changes in our economic factors and the addition of the COVID modified factors equated to an additional $8.3 million in reserve. Our allowance for loan loss as a percentage of total loans has increased from 0.54% at December 31, 2019, to 0.77% at December 31, 2020.  This increase is primarily due to the economic uncertainties related to the COVID-19 pandemic and the modified and additional qualitive factors, as discussed above for 2020.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. At December 31, 2020, the remaining accretable yield was approximately $16.9 million.  These loans are subject to the same allowance methodology as our legacy portfolio. The calculated allowance is compared to the remaining fair value discount to determine if additional provisioning should be recognized.  Also, at the end of 2020, the outstanding principal balance on PCI loans was $45.0 million and the carrying value was $32.1 million, for a net difference of $12.9 million in discounts. At December 31, 2020, there was an allowance on PCI loans of $309 thousand. The judgments and estimates associated with our allowance determination are described in Note 1 in the “Notes to Consolidated Financial Statements.”

The following table sets forth, the allocation of the allowance to types of loans as well as the unallocated portion as of December 31 for each of the past five years and the percentage of loans in each category to total loans (in thousands):

	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$7,579	42.5%	$4,508	47.7%	$3,639	48.4%	$2,465	48.6%	$2,369	51.0%
Consumer real estate-mortgage	3,471	18.6%	2,576	22.0%	1,789	22.8%	1,596	22.2%	1,382	23.1%
Construction and land development	2,076	11.7%	1,127	12.0%	795	10.6%	521	10.2%	717	14.5%
Commercial and industrial	5,107	26.6%	1,957	17.8%	1,746	17.4%	1,062	18.0%	520	10.5%
Consumer and other	113	0.5%	75	0.5%	306	0.8%	216	1.0%	117	0.9%
Total allowance for loan losses	$18,346	100.0%	$10,243	100.0%	$8,275	100.0%	$5,860	100.0%	$5,105	100.0%

The increase in the overall allowance for loan losses is due to the economic uncertainties related to the COVID-19 pandemic and the modified and additional qualitive factors, as discussed above for 2020. The allocation by category is determined based on the assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired loans were approximately $237 thousand at December 31, 2020, compared to $475 thousand at December 31, 2019. Additional information on the allocation of the allowance between performing and impaired loans is provided in Note 5 - Loans and Allowance for Loan Losses to our audited consolidated financial statements.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for each of the years in the five-year period ended December 31, and the ratio of the allowance for loan losses to total loans as of the end of each period (in thousands):

	2020	2019	2018	2017	2016
Balance at beginning of period	$10,243	$8,275	$5,860	$5,105	$4,354
Provision for loan losses	8,683	2,599	2,936	783	788
Charged-off loans:
Commercial real estate-mortgage	—	(36)	(38)	—	—
Consumer real estate-mortgage	(23)	(4)	(275)	(111)	(102)
Construction and land development	—	—	—	—	(14)
Commercial and industrial	(420)	(659)	(177)	(24)	(35)
Consumer and other	(398)	(344)	(370)	(141)	(155)
Total charged-off loans	(841)	(1,043)	(860)	(276)	(306)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	19	65	2	8	45
Consumer real estate-mortgage	39	164	100	99	76
Construction and land development	2	8	9	13	22
Commercial and industrial	114	77	72	67	58
Consumer and other	87	98	156	61	68
Total recoveries of previously charged-off loans	261	412	339	248	269
Net loan charge-offs	(580)	(631)	(521)	(28)	(37)
Balance at end of period	$18,346	$10,243	$8,275	$5,860	$5,105
Ratio of allowance for loan losses to total loans outstanding at end of period	0.77%	0.54%	0.47%	0.44%	0.63%
Ratio of net loan charge-offs to average loans outstanding for the period	0.03%	0.03%	0.03%	—%	—%

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

Our investment portfolio is carried at fair market value, and consists primarily of Federal agency bonds, mortgage-backed securities, state and municipal securities and other debt securities. Our investment portfolio increased from $178.3 million at December 31, 2019 to $215.6 million December 31, 2020, primarily as a result of the PFG acquisition and the appreciation of current portfolio holdings as market rates decreased throughout 2020.  There was a shift in investment concentrations as the Bank migrated from mortgage-backed securities to municipal and agency securities to improve the portfolio structure by reducing the call optionality of the portfolio. Our investment portfolio decreased from $201.7 million in 2018 to $178.3 million in 2019, primarily as a result of liquidating certain investments to provide more funding for our loan production.  Our investment to asset ratio has decreased from 8.9% at December 31, 2018, to 7.3% at December 31, 2019, and then decreased further to 6.5% at December 31, 2020. Over the last several years the ratio of investments to our total assets has decreased, primarily due to our loan growth outpacing deposit growth and reliance on brokered deposits.

The following table shows the amortized cost of the Company’s securities. In 2020, 2019, and 2018, all investment securities were classified as available for sale (dollars in thousands):

	2020	2019	2018

U.S. Government-sponsored enterprises (GSEs)	$30,526	$19,015	$44,117
Municipal securities	89,644	63,792	55,248
Other debt securities	25,019	3,481	977
Mortgage-backed securities	66,425	91,531	103,875
Total securities	$211,614	$177,819	$204,217

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at December 31, 2020 (dollars in thousands). The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Government agencies	$—	$132	$7,342	$23,052	$30,526
State and political subdivisions	4,906	3,043	5,295	76,399	89,643
Other debt securities	—	984	23,536	500	25,020
Mortgage-backed securities	—	3,167	12,881	50,377	66,425
Total securities	$4,906	$7,326	$49,054	$150,328	$211,614
Weighted average yield (1)	1.90%	1.27%	3.54%	2.58%	2.75%

1Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, Individual Retirement Accounts ("IRAs") and certificates of deposit ("CDs"). These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of December 31, 2020, brokered deposits represented approximately 2.2% of total deposits.

The following table summarizes the average balances outstanding and average interest rates for each major category of deposits for 2020, 2019 and 2018 (dollars in thousands):

	2020			2019			2018
	Average	% of	Average	Average	% of	Average	Average	% of	Average
	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
Noninterest-bearing demand	$571,282	23.0%	—	$343,611	17.5%	—	$285,729	17.1%	—
Interest-bearing demand	481,050	19.4%	0.21%	333,100	17.0%	0.57%	242,859	14.6%	0.53%
Money market and savings	788,006	31.7%	0.44%	651,855	33.2%	1.20%	601,808	36.1%	0.93%
Time deposits	641,647	25.9%	1.42%	635,451	32.4%	1.92%	536,964	32.2%	1.39%
Total average deposits	$2,481,985	100.0%	0.55%	$1,964,017	100.0%	1.12%	$1,667,360	100.0%	0.86%

During 2020 average deposits increased in all categories. The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of deposits was 0.55% in 2020 compared to 1.12% in 2019 as deposit costs increased with rising interest rates.

Total deposits as of December 31, 2020 were $2.8 billion, which was an increase of $758.0 million from December 31, 2019.  The increase was primarily from the completed acquisition of PFG and deposits related to the PPP loans. As of December 31, 2020, the Company had outstanding time deposits under $250,000 of $412.0 million, time deposits over $250,000 of $138.5 million, and a time deposit fair value adjustment of $336 thousand. The following table summarizes the maturities of time deposits $250,000 or more as of December 31, 2020 (dollars in thousands):

December 31,
2020
Three months or less	$34,219
Three to six months	27,733
Six to twelve months	45,238
More than twelve months	31,329
Total	$138,519

Borrowings and Subordinated Debt

Other than deposits, the Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Total borrowings at December 31, 2020 totaled $81.2 million, which is an increase of $49.6 million from December 31, 2019, the increase primarily consisted of a $50.0 million advance from the FHLB during 2020.  Short-term borrowings, included in borrowings, totaled $5.8 million at December 31, 2020 and $6.2 million at December 31,2019 and consisted entirely of securities sold under repurchase agreements. Long-term debt totaled $39.3 million at December 31, 2020 and December 31, 2019, respectively and consisted entirely of subordinated debt.  For more information regarding our borrowings and subordinated debt, see "Part I - Item 1. Consolidated Financial Statements - Note 9 – Borrowings and Line of Credit and Note 10 – Subordinated Debt."

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of December 31, 2020, we had $69.6 million of unsecured federal funds lines with no funds advanced. In addition, we have access to the Federal Reserve’s discount window in the amount $149.2 million with no borrowings outstanding as of December 31, 2020. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $258.8 million as of December 31, 2020.

At December 31, 2020, we had two FHLB advances outstanding totaling $75 million. For more information regarding the FHLB advances, see "Part I - Item 1. Consolidated Financial Statements - Note 9 – Borrowings and Line of Credit." Based on the values of loans pledged as collateral, we had $35.5 million of additional borrowing availability with the FHLB as of December 31, 2020. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

The Company has a Loan and Security Agreement and revolving note with ServisFirst Bank, pursuant to which ServisFirst Bank has made a $25.0 million revolving line of credit available to the Company. The maturity of the line of credit is September 24, 2021. At December 31, 2020, there was no outstanding balance under the line of credit, and the entire amount of the line of credit remained available to the Company

Capital Requirements

The Bank is required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At December 31, 2020, and 2019, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements - Note 15 - Regulatory Matters.”

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of December 31, 2020 and 2019. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of December 31, 2020 and 2019. As of December 31, 2020, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2020 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods.

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$329,431	14.07%	$187,303	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	271,739	11.61%	140,477	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	271,739	11.61%	105,358	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	271,739	8.70%	125,002	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$317,660	13.57%	$187,294	8.00%	$234,117	10.00%
Tier 1 Capital (to Risk Weighted Assets)	299,314	12.78%	140,470	6.00%	187,294	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	299,314	12.78%	105,353	4.50%	152,176	6.50%
Tier 1 Capital (to Average Assets)[2]	299,314	9.58%	124,969	4.00%	156,212	5.00%

December 31, 2019
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$287,937	14.02%	$164,313	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	238,433	11.61%	123,235	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	238,433	11.61%	92,426	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	238,433	10.34%	92,258	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$273,432	13.31%	$164,305	8.00%	$205,382	10.00%
Tier 1 Capital (to Risk Weighted Assets)	263,189	12.81%	123,229	6.00%	164,305	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	263,189	12.81%	92,422	4.50%	133,498	6.50%
Tier 1 Capital (to Average Assets)	263,189	11.41%	92,254	4.00%	115,317	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter

Contractual Obligations

The following tables present, as of December 31, 2020 our significant fixed and determinable contractual obligations (dollars in thousands):

	As of December 31, 2020, payments due in
				More
	Less than	1 to 3	3 to 5	than 5
	1 year	years	years	years	Total
Operating leases	$804	$1,108	$714	$3,032	$5,658
Time deposits	389,097	127,228	33,350	487	550,162
Securities sold under agreement to repurchase	5,803	—	—	—	5,803
FHLB advances and other borrowings	45	97	106	75,148	75,396
Subordinated debt	—	—	—	40,000	40,000
Total	$395,749	$128,433	$34,170	$118,667	$677,019

Off-Balance Sheet Arrangements

At December 31, 2020, we had $476.8 million of pre-approved but unused lines of credit and $5.3 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additional information about our off-balance sheet risk exposure is presented in Note 14-Commitments and Contingencies to our audited consolidated financial statements.

Critical Accounting Policies

The Company has identified accounting policies that are the most critical to fully understand and evaluate its reported financial results and require management’s most difficult, subjective or complex judgments. Management has reviewed the following critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. These policies along with a brief discussion of the material implications of the uncertainties of each policy are below. For a full description of these critical accounting policies, see Note 1 in the “Notes to Consolidated Financial Statements.”

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

Fair values for acquired assets and assumed liabilities – Assets and liabilities acquired are recorded at their respective fair values as of the date of the acquisition. The excess of the purchase price over the net estimated fair values of the acquired assets and liabilities is allocated to identifiable intangible assets with the remaining excess allocated to goodwill. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As of December 31, 2020, there was approximately $74.1 million in goodwill.  Considering the recent economic conditions resulting from the COVID-19 pandemic the Company performed a Step 1 goodwill impairment test (which compares the fair value of a reporting unit with its carrying amount, including goodwill).  The results indicated that there was no impairment as of December 31, 2020.

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

Valuation of Other Real Estate Owned – Other real estate owned properties are initially recorded at fair value less selling costs. If the fair value decreases the assets are written down and are periodically reviewed for further impairment, if needed.

Valuation of deferred tax assets- Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not that the tax position will be realized or sustained upon examination. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2020, there were approximately $4.4 million in net deferred tax assets.

Evaluation of investment securities for other than temporary impairment- We evaluate investment securities for other than temporary impairment taking into account if we do not have the intent to sell a debt security prior to recovery and it is more likely than not that we will not have to sell the debt security prior to recovery, the security would not be considered other than temporarily impaired unless a credit loss has occurred in the security. Temporary impairments are recognized on the balance sheet in other comprehensive income / loss. If a security becomes permanently impaired the impairment expense would be recognized and reduce earnings. As of December 31, 2020, there was approximately $201 thousand in gross unrealized losses on investment securities that were classified as temporarily impaired.

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

			Maximum Percentage Decline
			in Net Interest
			Income from the Budgeted
	Estimated % Change in Net		or Base Case
	Interest Income Over 12		Projection of Net Interest
	Months		Income
December 31, 2020:	Increase +	Decrease -	Next 12 Months
An instantaneous, parallel rate increase or decrease of the following at the beginning of the third quarter:
± 100 basis points	5.72%	(1.44)%	8%
± 200 basis points	11.80%	(2.34)%	14%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

			Maximum
			Percentage
			Decline in
			Economic Value
			of Equity from
			the Economic
			Value of Equity
	Current Estimated Instantaneous		at Currently
	Rate Change		Prevailing
December 31, 2020:	Increase +	Decrease -	Interest Rates

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
±100 basis points	6.97%	(6.35)%	10%
±200 basis points	12.38%	5.61%	15%

At December 31, 2020, our model results indicated that we were within these policy limits.

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

For the years ended December 31, 2020 and 2019

SmartFinancial, Inc. and Subsidiary

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of SmartFinancial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and affected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As permitted by guidance provided by the Staff of U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2020, has excluded Progressive Financial Group, Inc., acquired on March 1, 2020, which represented 8.47% and 7.31% of consolidated revenue (total interest income and total noninterest income) and consolidated total assets, respectively, as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our assessment, management concluded that as of December 31, 2020, SmartFinancial, Inc.’s internal control over financial reporting is effective based on those criteria.

Dixon Hughes Goodman LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SmartFinancial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SmartFinancial, Inc. and Subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Notes 1 and 5 – Loans and Allowance for Loan Losses to the consolidated financial statements, the Company’s allowance for loan losses (“allowance”) balance was $18.3 million on gross loans of $2.4 billion as of December 31, 2020, and consisted of general reserves on loans collectively evaluated for impairment and specific reserves on loans individually evaluated for impairment. The allowance is based upon management’s evaluation of the uncollectability of the loan portfolio in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower’s ability to pay, estimated value of any underlying collateral and prevailing economic conditions.  The general component covers non-impaired loans and is based on the Company’s historical loss experience adjusted for other qualitative factors.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data. The specific component relates to loans that are classified as impaired.  For impaired loans, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.

We identified the allowance as a critical audit matter. The principal consideration for that determination was the subjectivity of the assumptions that management utilized in determining and applying the qualitative factors in the allowance model. This required a higher degree of auditor judgment and subjectivity due to the nature and extent of audit evidence and effort required to address this matter.

The primary audit procedures we performed to address this critical audit matter included, among others:

●	We evaluated the design and tested the operating effectiveness of key controls relating to the Company’s allowance, including controls over the completeness and accuracy of the data used within the model, identification of impaired loans, the determination of qualitative factors, and the precision of management’s review and approval of the allowance model and resulting estimate.
●	We evaluated the reasonableness of management’s application of qualitative factor adjustments to the allowance, including the comparison of factors considered by management to historical trends, as well as evaluated the appropriateness and level of the qualitative factor adjustments.
●	We assessed the reasonableness of the qualitative factors by comparing information utilized by management to internal and external evidence and assessing the appropriateness of data utilized by management in developing the assumptions.
●	We assessed the overall trends in credit quality by comparing the Company’s year-over-year and quarterly changes in qualitative factors and the allowance.
●	We performed analytical procedures on the overall level and various components of the allowance, including general reserves and specific reserves, as well as credit quality to ensure movement of the allowance in a directionally consistent manner relative to credit quality indicators and changes in the Company’s loan portfolio and the economy.

Business Combinations – Fair Value of Acquired Loans

As described in Note 2 – Business Combinations to the consolidated financial statements, on March 1, 2020 the Company completed its acquisition of Progressive Financial Group, Inc. (“PFG”) for total consideration of $34.4 million. Determination of the acquisition date fair values of the assets acquired and liabilities assumed in a business combination requires management to make significant estimates and assumptions, especially for the fair value of the loan portfolio acquired. In determining the fair value of acquired loans, management must determine whether or not acquired loans have evidence of credit deterioration at acquisition, the amount and timing of cash flows expected to be collected, and market discount rates, among other assumptions. Changes in these assumptions could have a significant impact on the fair value of the acquired loans and ultimately the amount of goodwill recorded.

We identified the acquisition date fair value of acquired loans as a critical audit matter. The principal considerations for that determination were the subjectivity of the auditor judgement involved in evaluating management’s identification of loans with evidence of credit deterioration, the need for specialized skills in evaluating the development and application of subjective assumptions in estimated cash flows, and the complexity of the acquired loan portfolio.

The primary audit procedures we performed to address this critical audit matter included, among others:

●	We evaluated the design and tested the operating effectiveness of controls over the Company’s assumptions regarding credit losses of the acquired portfolio provided to the third party specialist and the Company’s review and approval of the results of valuations provided by the third party.
●	We evaluated the significant assumptions and methods utilized in developing the fair value of the loan portfolio, including assessment of significant assumptions, and evaluated whether the assumptions used were reasonable considering past acquisitions and current market participant views and other factors.
●	We utilized an internal valuation specialist to assist in testing the Company’s calculation of fair value of the loan portfolio acquired and the reasonableness of certain significant assumptions including, among others, prepayment speeds and discount rates.

●	We tested the completeness and accuracy of loans determined to have credit deterioration at acquisition and evaluated the reasonableness of the criteria utilized by management in the determination.
●	We tested the completeness and accuracy of the data utilized in the fair value determination by the third party specialist, including reconciling the loan portfolio to the loan trial balance and confirming a sample of loans with the borrowers.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2018.

Atlanta, Georgia

March 16, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SmartFinancial, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SmartFinancial, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2020 and 2019, and for each of the two years in the period ended December 31, 2020, and our report dated March 16, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2020 has excluded Progressive Financial Group, Inc. acquired on March 1, 2020. We have also excluded Progressive Financial Group, Inc. from the scope of our audit of internal control over financial reporting. Progressive Financial Group, Inc. represented 8.47 percent and 7.31 percent of consolidated revenues (total interest income and total noninterest income) and consolidated total assets, respectively, for the year ended December 31, 2020.

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

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

March 16, 2021

SmartFinancial, Inc. and Subsidiary

Consolidated Financial Statements

Consolidated Balance Sheets

December 31, 2020 and 2019

(Dollars in thousands, except per share data)

	2020	2019
ASSETS:
Cash and due from banks	$50,460	$33,205
Interest-bearing deposits with banks	364,846	127,329
Federal funds sold	66,413	23,437
Total cash and cash equivalents	481,719	183,971
Securities available-for-sale, at fair value	215,634	178,348
Other investments	14,794	12,913
Loans held for sale	11,721	5,856
Loans	2,382,243	1,897,392
Less: Allowance for loan losses	(18,346)	(10,243)
Loans, net	2,363,897	1,887,149
Premises and equipment, net	72,682	59,433
Other real estate owned	4,619	1,757
Goodwill and core deposit intangible, net	86,471	77,193
Bank owned life insurance	31,215	24,949
Other assets	22,197	17,554
Total assets	$3,304,949	$2,449,123

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$685,957	$364,155
Interest-bearing demand	649,129	380,234
Money market and savings	919,631	623,284
Time deposits	550,498	679,541
Total deposits	2,805,215	2,047,214
Borrowings	81,199	31,623
Subordinated debt	39,346	39,261
Other liabilities	22,021	18,278
Total liabilities	2,947,781	2,136,376
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 15,107,214 and 14,008,233 shares issued and outstanding, respectively	15,107	14,008
Additional paid-in capital	252,693	232,732
Retained earnings	87,185	65,839
Accumulated other comprehensive income	2,183	168
Total shareholders' equity	357,168	312,747
Total liabilities and shareholders' equity	$3,304,949	$2,449,123

The accompanying notes are an integral part of the financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Income

For the years ended December 31, 2020 and 2019

(Dollars in thousands, except per share data)

	2020	2019
Interest income:
Loans, including fees	$112,312	$101,002
Securities available-for-sale:
Taxable	2,423	3,289
Tax-exempt	1,369	1,518
Federal funds sold and other earning assets	1,509	2,646
Total interest income	117,613	108,455
Interest expense:
Deposits	13,597	21,915
Borrowings	816	319
Subordinated debt	2,334	2,341
Total interest expense	16,747	24,575
Net interest income	100,866	83,880
Provision for loan losses	8,683	2,599
Net interest income after provision for loan losses	92,183	81,281
Noninterest income:
Service charges on deposit accounts	3,403	2,902
Gain on sale of securities	6	34
Mortgage banking	3,875	1,566
Investment services	1,566	946
Insurance commissions	1,850	—
Interchange and debit card transaction fees, net	2,413	628
Merger termination fee	—	6,400
Other	2,313	2,839
Total noninterest income	15,426	15,315
Noninterest expense:
Salaries and employee benefits	42,911	36,635
Occupancy and equipment	8,348	6,716
FDIC insurance	1,190	140
Other real estate and loan related expense	2,050	1,320
Advertising and marketing	834	983
Data processing	2,281	1,995
Professional services	2,958	2,375
Amortization of intangibles	1,740	1,368
Software as service contracts	2,195	2,195
Merger related and restructuring expenses	4,565	3,219
Other	7,647	6,205
Total noninterest expense	76,719	63,151
Income before income tax expense	30,890	33,445
Income tax expense	6,558	6,897
Net income	$24,332	$26,548
Earnings per common share:
Basic	$1.63	$1.90
Diluted	1.62	1.89
Weighted average common shares outstanding:
Basic	14,955,423	13,953,497
Diluted	15,019,175	14,046,366

The accompanying notes are an integral part of the financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
Net income	$24,332	$26,548
Other comprehensive income:
Unrealized holding gains (losses) and hedge effects on securities available-for-sale arising during the period	3,495	3,092
Tax effect	(914)	(802)
Reclassification adjustment for realized (gains) losses included in net income	(6)	(34)
Tax effect	2	9
Unrealized gains (losses) on securities available-for-sale arising during the period, net of tax	2,577	2,265
Unrealized gains (losses) on fair value municipal security hedges	(761)	905
Tax effect	199	(237)
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	(562)	668

Total other comprehensive income	2,015	2,933
Comprehensive income	$26,347	$29,481

The accompanying notes are an integral part of the financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2020 and 2019

(Dollars in thousands, except per share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Total
Balance, December 31, 2018	13,933,504	$13,933	$231,852	$39,991	$(2,765)	$283,011
Net income	—	—	—	26,548	—	26,548
Other comprehensive gain	—	—	—	—	2,933	2,933
Common stock issued pursuant to:
Stock awards	3,298	3	61	—	—	64
Exercise of stock options	31,931	32	342	—	—	374
Restricted stock	39,500	40	(40)			—
Stock compensation expense	—	—	517	—	—	517
Common stock dividend ($0.05 per share)	—	—	—	(700)	—	(700)
Balance, December 31, 2019	14,008,233	$14,008	$232,732	$65,839	$168	$312,747
Net income	—	—	—	24,332	—	24,332
Other comprehensive gain	—	—	—	—	2,015	2,015
Common stock issued pursuant to:
Exercise of stock options	33,556	33	306	—	—	339
Restricted stock, net of forfeitures	38,113	38	(38)	—	—	—
Shareholders of Progressive Financial Group, Inc.	1,292,578	1,293	23,254	—	—	24,547
Stock compensation expense	—	—	482	—	—	482
Common stock dividend ($0.20 per share)	—	—	—	(2,986)	—	(2,986)
Repurchases of common stock	(265,266)	(265)	(4,043)	—	—	(4,308)
Balance, December 31, 2020	15,107,214	$15,107	$252,693	$87,185	$2,183	$357,168

The accompanying notes are an integral part of the financial statements.

SmartFinancial, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
Cash flows from operating activities:
Net income	$24,332	$26,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,021	4,300
Accretion of fair value purchase accounting adjustments, net	(4,457)	(5,712)
Provision for loan losses	8,683	2,599
Stock compensation expense	482	517
Gain from redemption and sale of securities available-for-sale	(6)	(34)
Deferred income tax expense	(1,219)	780
Increase in cash surrender value of bank owned life insurance	(707)	(568)
Loss on disposal of fixed assets	—	35
Net (gains) losses from sale of other real estate owned	187	(17)
Net gains from sale of loans	(3,875)	(1,566)
Origination of loans held for sale	(143,022)	(69,056)
Proceeds from sales of loans held for sale	141,031	66,744
Net change in:
Accrued interest receivable	(2,456)	(347)
Accrued interest payable	(156)	398
Other assets	4,529	(2,106)
Other liabilities	(298)	7,351
Net cash provided by operating activities	29,069	29,866
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	11,759	16,515
Proceeds from maturities and calls of securities available-for-sale	49,633	15,555
Proceeds from paydowns of securities available-for-sale	26,562	14,258
Proceeds from sales of other investments	34	—
Purchases of securities available-for-sale	(94,146)	(17,601)
Purchases of other investments	(1,223)	(1,414)
Net increase in loans	(293,964)	(117,216)
Purchases of premises and equipment	(5,439)	(6,269)
Proceeds from sale of other real estate owned	1,314	1,395
Net cash and cash equivalents received from business combination	46,132	—
Net cash used in investing activities	(259,338)	(94,777)
Cash flows from financing activities:
Net increase in deposits	485,396	124,698
Net increase (decrease) in securities sold under agreements to repurchase	(381)	(5,572)
Proceeds from borrowings	339,675	153,581
Repayment borrowings	(289,718)	(139,385)
Cash dividends paid	(2,986)	(700)
Issuance of common stock	339	438
Repurchase of common stock	(4,308)	—
Net cash provided by financing activities	528,017	133,060
Net change in cash and cash equivalents	297,748	68,149
Cash and cash equivalents, beginning of period	183,971	115,822
Cash and cash equivalents, end of period	$481,719	$183,971
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$16,903	$24,177
Cash paid during the period for income taxes	8,654	6,765
Cash received from income tax refunds	48	561
Noncash investing and financing activities:
Acquisition of real estate through foreclosure	971	639
Transfer from bank premises to other real estate owned	1,221	—
Change in goodwill due to acquisitions	8,521	(473)
Initial recognition of operating lease right-of-use assets	484	6,081
Initial recognition of operating lease liabilities	484	6,081

The accompanying notes are an integral part of the financial statements.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note 1. Summary of Significant Accounting Policies

Nature of Business:

SmartFinancial, Inc. (the "Company") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the "Bank"). The Company provides a variety of financial services to individuals and corporate customers through its offices in East and Middle Tennessee, Alabama and Florida panhandle. The Company’s primary deposit products are interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The in cash or on deposit Bank is required to maintain average balances with the Federal Reserve Bank. During 2020 the Federal Reserve Bank suspended reserve requirements to provide relief related to the COVID-19 pandemic, thus the Bank did not have a reserve requirement at December 31, 2020.   The reserve requirement was $49.2 million at December 31, 2019.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

recognize the credit component of an other-than- temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financial transactions. These agreements are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is the Company’s policy to take possession of securities purchased under resale agreements. The market value of these securities is monitored, and additional securities are obtained when deemed appropriate to ensure such transactions are adequately collateralized. The Company also monitors its exposure with respect to securities sold under repurchase agreements, and a request for the return of excess securities held by the counterparty is made when deemed appropriate.

Other Investments:

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

Loans held for sale are sold to investors with best effort intent and ability to sell loans as long as they meet the underwriting standards of the potential investor.

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

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet the contractual terms of the obligation payments as they become due, or at the time the loan is 90 days past due, unless the loan is well-secured and in the process of collection. Unsecured loans are typically charged off no later than 120 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income or charged to the allowance, unless management believes that the accrual of interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is recognized on the cash basis, until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and the loan has been performing according to the contractual terms for a period of not less than six months.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

The Company accounts for PCI loans acquired in the acquisition using the expected cash flows method of recognizing discount accretion based on the acquired loans’ expected cash flows. Management recasts the estimate of cash flows expected to be collected on each acquired impaired loan pool periodically. If the present value of expected cash flows for a pool is less than its carrying value, an impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. Purchased performing loans are recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio at the time of purchase. Such estimated credit losses are recorded as nonaccretable discounts in a manner similar to purchased impaired loans. The fair value discount other than for credit loss is accreted as an adjustment to yield over the estimated lives of the loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition.

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

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the uncollectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower’s ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For impaired loans, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on the Company’s historical loss experience adjusted for other qualitative factors. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. As part of the risk management program, an independent review is performed on the loan portfolio according to policy, which supplements management’s assessment of the loan portfolio and the allowance for loan losses. The result of the independent review is reported directly to the Audit Committee of the Board of Directors. Loans, for which the terms have been modified at the borrower’s request, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

The Company’s homogeneous loan pools include consumer real estate loans, commercial real estate loans, construction and land development loans, commercial and industrial loans, and consumer and other loans. The general allocations to these loan pools are based on the historical loss rates for specific loan types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors.

Troubled Debt Restructurings:

The Company designates loan modifications as Troubled Debt Restructurings ("TDRs") when for economic and legal reasons related to the borrower’s financial difficulties, it grants a concession to the borrower that it would not otherwise consider. TDRs can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. In circumstances where the TDR involves charging off a portion of the loan balance, the Company typically classifies these restructurings as nonaccrual.

In connection with restructurings, the decision to maintain a loan that has been restructured on accrual status is based on a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation includes consideration of the borrower’s current capacity to pay, which among other things may include a review of the borrower’s current financial statements, an analysis of global cash flow sufficient to pay all debt obligations, a debt to income analysis, and an evaluation of secondary sources of payment from the borrower and any guarantors. This evaluation also includes an evaluation of the borrower’s current willingness to pay, which may include a review of past payment history, an evaluation of the borrower’s willingness to provide information on a timely basis, and consideration of offers from the borrower to provide additional collateral or guarantor support. The credit evaluation also reflects consideration of the borrower’s future capacity and willingness to pay, which may include evaluation of cash flow projections, consideration of the adequacy of collateral to cover all principal and interest, and trends indicating improving profitability and collectability of receivables.

Restructured nonaccrual loans may be returned to accrual status based on a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment under the modified terms. This evaluation must include consideration of the borrower’s sustained historical repayment for a reasonable period, generally a minimum of six months, prior to the date on which the loan is returned to accrual status.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Other Real Estate Owned:

Other real estate owned acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs. Any write-down to fair value less cost to sell, at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent write-downs to the value are expensed. The amount of residential real estate where physical possession had been obtained included with in other real estate owned assets at December 31, 2020 and 2019 was $26 thousand and $215 thousand, respectively. There were five residential real estate loans totaling $384 thousand in process of foreclosure at December 31, 2020 and none at December 31, 2019.

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

Other acquired intangible assets with finite lives, such as core deposit intangibles, are initially recorded at fair value and amortized over their estimated useful lives. Intangible assets are evaluated for impairment when events or changes in circumstances indicate a potential impairment accelerated basis typically between five to twelve years over their exist.

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

Derivative Instruments:

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item.

Revenue Recognition

Service charges on deposit accounts – These deposit account-related fees represent monthly account maintenance and transaction-based service fees such as overdraft fees, stop payment fees and wire transfer fees. For account maintenance services, revenue is recognized at the end of the statement period when our performance obligation has been satisfied. All other revenues from transaction-based services are recognized at a point in time when the performance obligation has been completed.

Investment services – These primarily represent sales commissions on various product offerings, transaction fees and asset management fees. The performance obligation for investment services is the provision of services to place annuity products issued by the counterparty to investors and the provision of services to manage the client’s assets, including brokerage custodial and other management services. Revenue from investment services is recognized over the period in which services are performed and is based on a percentage of the value of the assets under management/administration.

Insurance commissions –These represent commissions earned on the issuance of insurance products and services. The performance obligation is generally satisfied upon the issuance of the insurance policy and revenue is recognized when the commission payment is remitted by the insurance carrier or policy holder depending on whether the billing is performed by the insurance agency or the carrier.

Interchange and debit card transaction fees, net – These represent interchange fees from customer debit and credit card transactions earned when a cardholder engages in a transaction with a merchant as well as fees charged to merchants for providing them the ability to accept and process the debit and credit card transaction. Revenue is recognized when the performance obligation has been satisfied, which is upon completion of the card transaction. Additionally, as the Bank is acting as an agent for the customer and transaction processor, costs associated with cardholder and merchant services transactions are netted against the fee income.

Other –This consists of several forms of recurring revenue such as income earned on changes in the cash surrender value of bank-owned life insurance.  For the remaining immaterial transactions, revenue is recognized when, or as, the performance obligation is satisfied.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Stock-Based Compensation Plans:

The Company has stock options, restricted stock awards and stock appreciation rights under stock-based compensation plans, which are described in more detail in Note 13-Employee Benefits. The plans have been accounted for under the accounting guidance (FASB ASC 718, Compensation - Stock Compensation) which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and stock or other stock based awards.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options, while the market value of the Company’s common stock at the date of grant is used for restrictive stock awards and stock grants.

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

Business Combinations:

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, acquired assets and assumed liabilities are included with the acquirer’s accounts as of the date of acquisition at estimated fair value, with any excess of purchase price over the fair value of the net assets acquired (including identifiable intangible assets) capitalized as goodwill. In the event that the fair value of the net assets acquired exceeds the purchase price, an acquisition gain is recorded for the difference in consolidated statements of income for the period in which the acquisition occurred. An intangible asset is recognized as an asset apart from goodwill when it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred. Estimates of fair value are subject to refinement for a period not to exceed one year from acquisition date as information relative to acquisition date fair values becomes available.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Operating Segments:

The Company’s chief operating decision maker primarily manages operations and assesses financial performance on a Company-wide basis. However, in addition to the discrete financial information that is provided for the Company as a whole, financial information is also provided for the wealth management services, insurance services and mortgage origination segments, respectively. While the chief operating decision maker uses the financial information related to these segments to analyze business performance and allocate resources, these segments do not meet the quantitative threshold under GAAP to be considered a reportable segment. As such, these operating segments, along with the banking operations segment, are aggregated into a single reportable operating segment in the Consolidated Financial Statements. No revenues are derived from foreign countries or from external customers that comprise more than 10% of the Company’s revenues.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

As of January 1, 2020, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test.  The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.  The impairment charge is limited to the amount of goodwill allocated to that reporting unit.  The adoption ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the SEC issued amendments to its disclosure rules to modernize the requirements in Regulation S-K, Item 101 on description of a business, Item 103 on legal proceedings, and Item 105 on risk factors. These amendments are intended to improve the readability of disclosures, reduce repetition, and eliminate immaterial information, thereby simplifying compliance for registrants and making disclosures more meaningful for investors. The amendments to the disclosure requirements related to a registrant’s description of its business and risk factors are intended to expand the use of a principles-based approach that gives registrants more flexibility to tailor disclosures. The amendments to the disclosure requirements related to legal proceedings continue to reflect the current, more prescriptive approach because those requirements depend less on a registrant’s specific characteristics. Further, additional human capital disclosures are required as part of the amendments to the description of the business. The final rule was effective on November 9, 2020, and the Company has incorporated the applicable changes as part of our annual filing on this Form 10-K.

Operating, Accounting and Reporting Considerations related to COVID-19:

The COVID-19 pandemic has negatively impacted the global economy.  In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act provides an estimated $2.2 trillion to stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief through the COVID-19 pandemic.  Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications – Section 4013 of the CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. See Note 5 Loans and Allowance for Loan Losses for more information.
●	Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. The Company is a participant in the PPP. See Note 5 Loans and Allowance for Loan Losses for more information.
●	Mortgage Forbearance - Under the CARES Act, through the earlier of December 31, 2020, or the termination date of the COVID-19 national emergency, a borrower with a federally backed mortgage loan that is experiencing financial hardship due to COVID-19 may request a forbearance. A multifamily borrower with a federally backed multifamily mortgage loan that was current as of February 1, 2020, and is experiencing financial hardship due to

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Reclassifications:

Certain captions and amounts in the 2019 consolidated financial statements were reclassified to conform to the 2020 presentation. Such reclassifications had no effect on net income and shareholders’ equity, as previously reported.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note 2. Business Combinations

Acquisition of Progressive Financial Group, Inc.

On March 1, 2020, the Company completed the merger of Progressive Financial Group, Inc., a Tennessee corporation (“PFG”), pursuant to an Agreement and Plan of Merger dated October 29, 2019 (the “Merger Agreement”).

In connection with the merger, the Company acquired $301 million of assets and assumed $272 million of liabilities. Pursuant to the Merger Agreement, each outstanding share of PFG common stock was converted into and cancelled in exchange to the right to receive $474.82 in cash, and 62.3808 shares of the Company’s common stock. The Company issued 1,292,578 shares of its common stock and paid $9.8 million in cash as consideration for the Merger. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $8.5 million, representing the intangible value of PFG’s business and reputation within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company is amortizing the related core deposit intangible of $1.4 million using the effective yield method over 120 months (10 years), which represents the expected useful life of the asset. The Company also established two intangible assets related to the insurance agency acquired as part of the PFG acquisition; 1.) Customer relationships of $1.1 million, amortizing straight-line over 60 months (5 years), 2.) Tradename of $63 thousand, amortizing straight-line over 120 months (10 years).

The Company’s operating results for the year ended December 31, 2020, include the operating results of the acquired business for the period subsequent to the merger date of March 1, 2020.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

		Initial
	As recorded	Fair value	Subsequent	As recorded
	by PFG	adjustments	Adjustments	by the Company
Assets:
Cash & cash equivalents	$55,971	$—	$—	$55,971
Investment securities available-for-sale	27,054	203	—	27,257
Restricted investments	692	—	—	692
Loans	191,672	(3,691)	—	187,981
Allowance for loan losses	(2,832)	2,832	—	—
Premises and equipment, net	15,681	(2,919)	—	12,762
Bank owned life insurance	5,560	—	—	5,560
Deferred tax asset, net	—	813	78	891
Intangibles	—	1,370	1,127	2,497
Other real estate owned	3,695	(100)	(1,424)	2,171
Interest Receivable	1,061	(280)	—	781
Prepaids	375	(174)	—	201
Goodwill	231	(231)	—	—
Other assets	1,881	—	—	1,881
Total assets acquired	$301,041	$(2,177)	$(219)	$298,645

Liabilities:
Deposits	$271,276	$—	—	$271,276
Time deposit premium	—	729	—	729
Payables and other liabilities	776	—	—	776
Total liabilities assumed	272,052	729	—	272,781
Excess of assets assumed over liabilities assumed	$28,989
Aggregate fair value adjustments		$(2,906)	$(219)
Total identifiable net assets				25,864
Consideration transferred:
Cash				9,838
Common stock issued (1,292,578 shares)				24,547
Total fair value of consideration transferred				34,385

Goodwill				$8,521

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

The following table discloses the impact of the merger with PFG since the acquisition date through the year ended December 31, 2020. The table also presents certain pro-forma information (net interest income and noninterest income (“Revenue”) and net income) as if the PFG acquisition had occurred on January 1, 2019. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Merger-related costs from the PFG acquisition for the year ended December 31, 2020, were $4.6 million and have been excluded from the pro-forma information presented below.  The actual results and pro-forma information were as follows (in thousands):

	Year Ended
	December 31,
	Revenue	Net Income
2020:
Actual PFG results included in statement of income since acquisition date	$10,227	$3,581
Supplemental consolidation pro-forma as if PFG had been acquired January 1, 2019	119,334	27,436

2019:
Supplemental consolidation pro-forma as if PFG had been acquired January 1, 2019	$115,479	$27,952

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

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were 73 thousand antidilutive shares for the year ended December 31, 2020.  There were no antidilutive shares for the year ended December 31, 2019.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except per share data):

	2020	2019
Basic earnings per share computation:
Net income available to common stockholders	$24,332	$26,548
Average common shares outstanding – basic	14,955,423	13,953,497
Basic earnings per share	$1.63	$1.90
Diluted earnings per share computation:
Net income available to common stockholders	$24,332	$26,548
Average common shares outstanding – basic	14,955,423	13,953,497
Incremental shares from assumed conversions:
Stock options and restricted stock	63,752	92,869
Average common shares outstanding - diluted	15,019,175	14,046,366
Diluted earnings per common share	$1.62	$1.89

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note 4. Securities

The amortized cost and fair value of securities available-for-sale at December 31, 2020 and 2019 are summarized as follow (in thousands):

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$30,526	$10	$(6)	$30,530
Municipal securities	89,644	2,345	—	91,989
Other debt securities	25,019	112	(13)	25,118
Mortgage-backed securities (GSEs)	66,425	1,754	(182)	67,997
Total	$211,614	$4,221	$(201)	$215,634

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$19,015	$41	$(56)	$19,000
Municipal securities	63,792	618	(19)	64,391
Other debt securities	3,481	22	(33)	3,470
Mortgage-backed securities (GSEs)	91,531	382	(426)	91,487
Total	$177,819	$1,063	$(534)	$178,348

At December 31, 2020 and 2019, securities with a carrying value totaling approximately $80.2 million and $92.3 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

The Company has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available for sale securities. See Note 18 - Derivatives for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

Proceeds from sale and maturities and calls of securities available for sale, gross gains and gross losses were as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Proceeds from sales	$11,759	$16,515
Gross gains	$7	$35
Gross losses	$(1)	$(1)

Proceeds from maturities and calls	$49,633	$15,555

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The amortized cost and estimated market value of securities by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020
	Amortized	Fair
	Cost	Value
Due in one year or less	$4,907	$4,949
Due from one year to five years	4,159	4,174
Due from five years to ten years	36,172	36,442
Due after ten years	99,951	102,072
	145,189	147,637
Mortgage-backed securities	66,425	67,997
Total	$211,614	$215,634

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position, as of December 31, 2020 and 2019 (in thousands):

	As of December 31, 2020
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$15,510	$(5)	3	$132	$(1)	1	$15,642	$(6)	4
Municipal securities	—	—	—	—	—	—	—	—	—
Other debt securities	1,495	(5)	1	977	(8)	1	2,472	(13)	2
Mortgage-backed securities (GSEs)	9,790	(87)	6	6,083	(95)	3	15,873	(182)	9
Total	$26,795	$(97)	10	$7,192	$(104)	5	$33,987	$(201)	15

	As of December 31, 2019
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$2,972	$(43)	2	$5,987	$(13)	2	$8,959	$(56)	4
Municipal securities	3,656	(16)	4	527	(3)	1	4,183	(19)	5
Other debt securities	—	—	—	947	(33)	1	947	(33)	1
Mortgage-backed securities (GSEs)	13,208	(194)	10	19,988	(232)	31	33,196	(426)	41
Total	$19,836	$(253)	16	$27,449	$(281)	35	$47,285	$(534)	51

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

Based on this evaluation, the Company concluded that any unrealized losses at December 31, 2020 represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and current market conditions,

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

and not credit deterioration of the issuers. As of December 31, 2020, the Company does not intend to sell any of the securities, does not expect to be required to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

Other Investments:

Our other investments consist of restricted non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2020, the Company determined that there was no impairment on its other investment securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	December 31,	December 31,
	2020	2019
Federal Reserve Bank stock	$8,606	$7,917
Federal Home Loan Bank stock	5,838	4,646
First National Bankers Bank stock	350	350
Total	$14,794	$12,913

Note 5. Loans and Allowance for Loan Losses

Portfolio Segmentation:

Major categories of loans are summarized as follows (in thousands):

	December 31, 2020			December 31, 2019
	PCI	All Other		PCI	All Other
	Loans	Loans	Total	Loans	Loans	Total
Commercial real estate	$16,123	$996,853	$1,012,976	$15,255	$890,051	$905,306
Consumer real estate	10,258	433,672	443,930	6,541	410,941	417,482
Construction and land development	5,348	272,727	278,075	4,458	223,168	227,626
Commercial and industrial	308	634,138	634,446	407	336,668	337,075
Consumer and other	27	12,789	12,816	326	9,577	9,903
Total loans	32,064	2,350,179	2,382,243	26,987	1,870,405	1,897,392
Less: Allowance for loan losses	(309)	(18,037)	(18,346)	(156)	(10,087)	(10,243)

Loans, net	$31,755	$2,332,142	$2,363,897	$26,831	$1,860,318	$1,887,149

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

estate loans for income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers are repaid from rent income derived from the properties. Loans within this portfolio segment are particularly sensitive to the valuation of real estate.

Consumer Real Estate: Consumer real estate loans include real estate loans secured by first liens, second liens, or open end real estate loans, such as home equity lines. These are repaid by various means such as a borrower’s income, sale of the property, or rental income derived from the property. Loans within this portfolio segment are particularly sensitive to the valuation of real estate.

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

Responsibility and accountability for adherence to underwriting policies and accurate risk ratings lies in each portfolio segment. For the consumer real estate and consumer and other portfolio segments, the risk management process focuses on managing customers who become delinquent in their payments. For the other portfolio segments, the risk management process focuses on underwriting new business and, on an ongoing basis, monitoring the credit of the portfolios, including a third party review of the largest credits on an annual basis or more frequently, as needed. To ensure problem credits are identified on a timely basis, several specific portfolio reviews occur periodically to assess the larger adversely rated credits for proper risk rating and accrual status.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The allowance for loan losses related to specific loans is based on management’s estimate of potential losses on impaired loans as determined by (1) the present value of expected future cash flows; (2) the fair value of collateral if the loan is determined to be collateral dependent or (3) the loan’s observable market price. The Company’s homogeneous loan pools include commercial real estate loans, consumer real estate loans, construction and land development loans, commercial and industrial loans, and consumer and other loans. The general allocations to these loan pools are based on the historical loss rates for specific loan types and the internal risk grade, if applicable, adjusted for both internal and external qualitative risk factors.

The qualitative factors considered by management include, among other factors, (1) changes in local and national economic conditions; (2) changes in asset quality; (3) changes in loan portfolio volume; (4) the composition and concentrations of credit; (5) the impact of competition on loan structuring and pricing; (6) the impact of interest rate changes on portfolio risk; (7) effectiveness of the Company’s loan policies, procedures and internal controls; (8) COVID-19 loan modification factor and (9) COVID-19 Q factor, which is based upon active COVID cases within the Company’s footprint.  The total allowance established for each homogeneous loan pool represents the product of the historical loss ratio adjusted for qualitative factors and the total dollar amount of the loans in the pool.

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

As previously mentioned in Note 1 – Presentation of Financial Information, the CARES Act established the PPP, administered directly by the SBA.  The PPP provides loans of up to $10 million to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency.  PPP loans carry an interest rate of one percent, and a maturity of two or five years.  These loans are fully guaranteed by the SBA and are not included in the Company’s loan loss allowance calculations. The loans may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels.  PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company.  The SBA pays the Company fees for processing PPP loans in the following amounts: (1) five percent for loans of not more than $350,000; (2) three percent for loans of more than $350,000 and less than $2,000,000; and (3) one percent for loans of at least $2,000,000. These processing fees are accounted for as loan origination fees and recognized over the contractual loan term as a yield adjustment on the loans. During 2020 the Company recorded net fees related to these loans of $11.0 million and recognized $5.9 million into loan interest income. PPP loans are included in the Commercial and Industrial loan class. As of December 31, 2020, the Company had approximately 2,863 PPP loans outstanding, with an outstanding principal balance of $288.9 million.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The composition of loans by loan classification for impaired and performing loan status is summarized in the tables below (in thousands):

			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
December 31, 2020:
Performing loans	$992,982	$432,356	$272,727	$633,992	$12,789	$2,344,846
Impaired loans	3,871	1,316	—	146	—	5,333
	996,853	433,672	272,727	634,138	12,789	2,350,179
PCI loans	16,123	10,258	5,348	308	27	32,064
Total loans	$1,012,976	$443,930	$278,075	$634,446	$12,816	$2,382,243

December 31, 2019:
Performing loans	$889,795	$409,394	$222,621	$336,508	$9,577	$1,867,895
Impaired loans	256	1,547	547	160	—	2,510
	890,051	410,941	223,168	336,668	9,577	1,870,405
PCI loans	15,255	6,541	4,458	407	326	26,987
Total loans	$905,306	$417,482	$227,626	$337,075	$9,903	$1,897,392

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans (in thousands):

			Construction	Commercial	Consumer
	Commercial	Consumer	and Land	and	and
	Real Estate	Real Estate	Development	Industrial	Other	Total
December 31, 2020:
Performing loans	$7,579	$3,267	$2,076	$4,768	$110	$17,800
Impaired loans	—	116	—	121	—	237
	7,579	3,383	2,076	4,889	110	18,037
PCI loans	—	88	—	218	3	309
Total loans	$7,579	$3,471	$2,076	$5,107	$113	$18,346

December 31, 2019:
Performing loans	$4,491	$2,159	$1,127	$1,766	$69	$9,612
Impaired loans	—	343	—	132	—	475
	4,491	2,502	1,127	1,898	69	10,087
PCI loans	17	74	—	59	6	156
Total loans	$4,508	$2,576	$1,127	$1,957	$75	$10,243

The following tables detail the changes in the allowance for loan losses by loan classification (in thousands):

	Year Ended December 31, 2020
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Total
Beginning balance	$4,508	$2,576	$1,127	$1,957	$75	$10,243
Loans charged-off	—	(23)	—	(420)	(398)	(841)
Recoveries of loans charged-off	19	39	2	114	87	261
Provision charged to expense	3,052	879	947	3,456	349	8,683

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Ending balance	$7,579	$3,471	$2,076	$5,107	$113	$18,346

	Year Ended December 31, 2019
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Total
Beginning balance	$3,639	$1,789	$795	$1,746	$306	$8,275
Loans charged-off	(36)	(4)	—	(659)	(344)	(1,043)
Recoveries of loans charged-off	65	164	8	77	98	412
Provision charged to expense	840	627	324	793	15	2,599
Ending balance	$4,508	$2,576	$1,127	$1,957	$75	$10,243

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. Our provision for loan losses for the year ended December 31, 2020, is $8.7 million compared to $2.6 million in the same period of 2019, an increase of $6.1 million.  As of December 31, 2020, and 2019, our allowance for loan losses was $18.3 million and $10.2 million, respectively, which we deemed to be adequate at each of the respective dates. The increase in the allowance for loan losses at December 31, 2020, as compared to December 31, 2019, is primarily attributable to the ongoing economic uncertainties related to the COVID-19 pandemic. Also, during 2020, the Company updated the Allowance for Loan Loss policy to increase the additional basis points allowed for the unallocated risk portion from 100 basis points to 125 basis points.  In addition, the Company added two new qualitative factors; 1.) based on the percentage of COVID modified loans to total loans and 2.) the average number of COVID cases within our footprint.  The qualitative factors were also expanded to provide additional granularity related to the hospitality and restaurant industries which are most impacted by the pandemic within our footprint.  The changes in our economic factors and the addition of the COVID modified factors equated to an additional $8.3 million in reserve.  Our allowance for loan loss as a percentage of total loans was 0.77% at December 31, 2020 and 0.54% at December 31, 2019.

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

Special Mention: Loans in this risk grade are the equivalent of the regulatory definition of "Other Assets Especially Mentioned" classification. Loans in this category possess some credit deficiency or potential weakness, which requires a high level of management attention. Potential weaknesses include declining trends in operating earnings and cash flows and /or reliance on the secondary source of repayment. If left uncorrected, these potential weaknesses may result in noticeable deterioration of the repayment prospects for the asset or in the Company’s credit position.

Substandard: Loans in this risk grade are inadequately protected by the borrower’s current financial condition and payment capability or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the orderly repayment of debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

The following tables outline the amount of each loan classification and the amount categorized into each risk rating (in thousands):

	December 31, 2020
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
Non PCI Loans:	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$922,153	$417,302	$269,350	$625,836	$12,622	$2,247,263
Watch	66,287	14,218	3,296	7,673	137	91,611
Special mention	4,446	46	—	320	—	4,812
Substandard	3,967	2,020	81	261	30	6,359
Doubtful	—	86	—	48	—	134
Total	996,853	433,672	272,727	634,138	12,789	2,350,179

PCI Loans:
Pass	11,072	8,382	1,008	262	25	20,749
Watch	3,381	224	3,820	—	2	7,427
Special mention	19	57	—	—	—	76
Substandard	1,651	1,595	520	46	—	3,812
Doubtful	—	—	—	—	—	—
Total	16,123	10,258	5,348	308	27	32,064
Total loans	$1,012,976	$443,930	$278,075	$634,446	$12,816	$2,382,243

	December 31, 2019
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
Non PCI Loans:	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$860,447	$407,336	$216,459	$328,564	$9,462	$1,822,268
Watch	25,180	989	6,089	6,786	40	39,084
Special mention	4,057	738	—	1,033	—	5,828
Substandard	367	1,713	620	228	51	2,979
Doubtful	—	165	—	57	24	246
Total	890,051	410,941	223,168	336,668	9,577	1,870,405

PCI Loans:
Pass	12,473	5,258	902	41	300	18,974
Watch	2,234	38	3,556	—	13	5,841
Special mention	139	60	—	—	—	199
Substandard	409	1,185	—	366	13	1,973
Doubtful	—	—	—	—	—	—

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Total	15,255	6,541	4,458	407	326	26,987
Total loans	$905,306	$417,482	$227,626	$337,075	$9,903	$1,897,392

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

The following tables present an aging analysis of our loan portfolio (in thousands):

	December 31, 2020
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and	PCI	Current	Total
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	Loans	Loans	Loans
Commercial real estate	$134	$—	$67	$3,740	$3,941	$16,123	$992,912	$1,012,976
Consumer real estate	1,916	51	82	1,823	3,872	10,258	429,800	443,930
Construction and land development	245	—	—	12	257	5,348	272,470	278,075
Commercial and industrial	12	76	—	36	124	308	634,014	634,446
Consumer and other	14	5	—	22	41	27	12,748	12,816
Total	$2,321	$132	$149	$5,633	$8,235	$32,064	$2,341,944	$2,382,243

	December 31, 2019
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and	PCI	Current	Total
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	Loans	Loans	Loans
Commercial real estate	$466	$22	$—	$124	$612	$15,255	$889,439	$905,306
Consumer real estate	1,564	30	—	1,872	3,466	6,541	407,475	417,482
Construction and land development	507	—	607	620	1,734	4,458	221,434	227,626
Commercial and industrial	559	53	—	57	669	407	335,999	337,075
Consumer and other	86	14	—	70	170	326	9,407	9,903
Total	$3,182	$119	$607	$2,743	$6,651	$26,987	$1,863,754	$1,897,392

Impaired Loans:

A loan held for investment is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The following is an analysis of the impaired loan portfolio, including PCI loans, detailing the related allowance recorded (in thousands):

	December 31, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Commercial real estate	$3,871	$3,872	$—	$256	$261	$—
Consumer real estate	888	888	—	553	553	—
Construction and land development	—	—	—	547	547	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	4,759	4,760	—	1,356	1,361	—

Impaired loans with a valuation allowance:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	428	428	116	994	994	343
Construction and land development	—	—	—	—	—	—
Commercial and industrial	146	146	121	160	160	132
Consumer and other	—	—	—	—	—	—
	574	574	237	1,154	1,154	475
PCI loans:
Commercial real estate	—	—	—	17	99	17
Consumer real estate	1,827	2,086	88	1,205	1,371	74
Construction and land development	—	—	—	—	—	—
Commercial and industrial	270	234	218	396	534	59
Consumer and other	21	20	3	45	51	6
	2,118	2,340	309	1,663	2,055	156
Total impaired loans	$7,451	$7,674	$546	$4,173	$4,570	$631

	December 31, 2020		December 31, 2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$1,073	$12	$399	$30
Consumer real estate	701	33	725	15
Construction and land development	231	—	619	5
Commercial and industrial	—	—	20	1
Consumer and other	—	—	11	1
	2,005	45	1,774	52
Impaired loans with a valuation allowance:
Commercial real estate	158	2	9	1
Consumer real estate	656	24	397	17
Construction and land development	—	—	11	—
Commercial and industrial	244	8	430	16
Consumer and other	—	—	23	—
	1,058	34	870	34
PCI loans:
Commercial real estate	200	1	1,518	(25)
Consumer real estate	1,461	117	922	42
Construction and land development	46	—	—	—
Commercial and industrial	321	7	79	9
Consumer and other	27	—	9	1
	2,055	125	2,528	27

Total impaired loans	$5,118	$204	$5,172	$113

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Troubled Debt Restructurings:

At December 31, 2020 and 2019, impaired loans included loans that were classified as TDRs. The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

As of December 31, 2020, and 2019, management had approximately $257 thousand and $61 thousand, respectively, in loans that met the criteria for TDR restructured loans, none of which were on nonaccrual.  A loan is placed back on accrual status when both principal and interest are current and it is probable that management will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

The following table presents a summary of loans that were modified as troubled debt restructurings during the year ended December 31, 2020 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
		Recorded	Recorded
December 31, 2020	Number of Contracts	Investment	Investment
Consumer real estate	1	$108	$108
Commercial and industrial	3	141	141
Consumer other	1	8	8

There were no loans that were modified as troubled debt restructurings during the past twelve months and for which there was a subsequent payment default.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. The Coronavirus Aid Relief and Economic Security (“CARES”) Act along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 does not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. See Note 1 Presentation of Financial Information for more information.  At December 31, 2020, the Company had loans remaining under COVID-19 modifications that amounted to $17.2 million, or 0.7% of the total loans outstanding.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Foreclosure Proceedings and Balances:

As of December 31, 2020, the amount of residential real estate where physical possession had been obtained and included with in other real estate owned assets was one property for $26 thousand and one property for $215 thousand at December 31, 2019.  There were five residential real estate loans totaling $384 thousand in process of foreclosure at December 31, 2020 and none at December 31, 2019.

Purchased Credit Impaired Loans:

The Company has acquired loans which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans for the years ended December 31, are as follows (in thousands):

	2020	2019
Commercial real estate	$23,787	$21,570
Consumer real estate	12,692	8,411
Construction and land development	1,812	5,394
Commercial and industrial	6,521	2,540
Consumer and other	161	504
Total loans	44,973	38,419
Less: Remaining purchase discount	(12,909)	(11,432)
Total loans, net of purchase discount	32,064	26,987
Less: Allowance for loan losses	(309)	(156)
Carrying amount, net of allowance	$31,755	$26,831

The following is a summary of the accretable yield on acquired loans for the years ended December 31, (in thousands):

	2020	2019
Accretable yield, beginning of period	$8,454	$7,052
Additions	2,515	—
Accretion income	(5,347)	(4,627)
Reclassification	2,792	3,555
Other changes, net	8,475	2,474
Accretable yield, end of period	$16,889	$8,454

There was an allowance for loan losses on purchase credit impaired loans at the years ended December 31, 2020 and 2019 of $309 thousand and $156 thousand, respectively.

Related Party Loans:

In the ordinary course of business, the Company has granted loans to certain related interests, including directors, executive officers, and their affiliates (collectively referred to as "related parties"). Such loans are made in the ordinary course of

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. A summary of activity in loans to related parties is as follows (in thousands):

	2020	2019
Balance, beginning of year	$24,091	$31,246
Disbursements	7,108	16,297
Repayments	(16,740)	(23,452)
Balance, end of year	$14,459	$24,091

At December 31, 2020, the Company had pre-approved but unused lines of credit totaling approximately $6.2 million to related parties.

Note 6. Premises and Equipment

A summary of premises and equipment at December 31, is as follows (in thousands):

	Useful Life	2020	2019
Land and land improvements	Indefinite	$16,724	$14,712
Building and leasehold improvements	15-40 years	53,701	38,640
Furniture, fixtures and equipment	3-7 years	18,095	13,744
Construction in progress		964	5,523
Total, gross		89,484	72,619
Accumulated depreciation		(16,802)	(13,186)
Total, net		$72,682	$59,433

At December 31, 2020 management estimates the cost necessary to complete the construction in progress will be approximately $150 thousand.

Depreciation and amortization expense relating to premises and equipment was $3.7 million and $2.8 million for the years ended December 31, 2020 and 2019, respectively.

Note 7. Goodwill and Intangible Assets

Goodwill and Intangible Assets:

In accordance with FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year.  Considering the recent economic conditions resulting from the COVID-19 pandemic, the Company performed a Step 1 goodwill impairment test (which compares the fair value of a reporting unit with its carrying amount, including goodwill) at September 30, 2020, and December 31, 2020, the results indicated that there was no impairment. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

The Company’s other intangible assets consist of core deposit intangibles, insurance agency customer relationships and insurance agency tradename.  They are initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, the insurance agency customer relationships are amortized over ten years and the insurance agency tradename is amortized over five years.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	December 31,	December 31,
	2020	2019
Goodwill:
Balance, beginning of period	$65,614	$66,087
Adjustment to values initially recorded for Acquisition of Foothills Bancorp, Inc.	—	(473)
Acquisition of PFG	8,521	—
Balance, end of the period	$74,135	$65,614

	Core Deposit	Insurance Agency	Insurance Agency
Amortized other intangible assets:	Intangibles	Customer Relationships	Tradename	Total
Beginning balance January 1, 2020	$14,550	$-	$-	$14,550
Acquisition of PFG	1,370	1,064	63	2,497
Balance, December 31, 2020, other intangible assets, gross	15,920	1,064	63	17,047
Less: accumulated amortization	(4,540)	(161)	(10)	(4,711)
Balance, December 31, 2020, other intangible assets, net	11,380	903	53	12,336

Beginning balance January 1, 2019	$14,550	$-	$-	$14,550
Less: accumulated amortization	(2,971)	-	-	(2,971)
Balance, December 31, 2019, other intangible assets, net	11,579	-	-	11,579

The aggregate amortization expense for other intangibles assets for the years ended December 31, 2020 and 2019, was $1.7 million and $1.4 million, respectively.

The estimated aggregate amortization expense for future periods for other intangible assets is as follows (in thousands):

2021	$1,760
2022	1,697
2023	1,636
2024	1,588
2025	1,531
Thereafter	4,124
Total	$12,336

Note 8. Deposits

The aggregate amount of time deposits in denominations of $250,000 or more was $138.1 million and $136.5 million at December 31, 2020 and 2019, respectively. At December 31, 2020, the scheduled maturities of time deposits are as follows (in thousands):

2021	$389,097
2022	82,271
2023	44,957
2024	22,444
2025	10,906
Thereafter	487
Total	$550,162

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

As of December 31, 2020, and 2019, there was a fair value adjustment of $336 thousand and $206 thousand, respectively, to time deposits as a result of business combinations.

At December 31, 2020 and 2019, the Company had $285 thousand and $254 thousand, respectively, of deposit accounts in overdraft status that have been reclassified to loans on the accompanying consolidated balance sheets. From time to time, the Company engages in deposit transactions with its directors, executive officers and their related interests (collectively referred to as "related parties"). Such deposits are made in the ordinary course of business and on substantially the same terms as those for comparable transactions prevailing at the time and do not present other unfavorable features. The total amount of related party deposits was $21.6 million and $16.8 million at December 31, 2020 and 2019, respectively.

Note 9. Borrowings and Line of Credit

Securities Sold Under Agreements to Repurchase:

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

At December 31, 2020 and 2019, the Company had securities sold under agreements to repurchase of $5.8 million and $6.2 million, respectively, with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $7.6 million and $12.9 million at December 31, 2020 and December 31, 2019, respectively.

Federal Reserve Bank:

The bank has agreements with the Federal Reserve Bank’s discount window to provide additional funding to the Bank. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans.

At December 31, 2020 and 2019, the funding capacity and loans secured for borrowings was as follows (in thousands):

	2020	2019
Maximum funding capacity	$149,219	$6,994
Borrowings	—	—
Additional funding capacity	$149,219	$6,994
Loans secured for borrowings	$258,774	$9,562

Federal Home Loan Bank Advances:

The Bank has agreements with the Federal Home Loan Bank of Cincinnati ("FHLB") that can provide advances to the Bank. All of the advances are secured by first mortgages on 1-4 family residential, multi-family properties and commercial properties and are pledged as collateral for these advances. There were no securities pledged to FHLB at December 31, 2020 and 2019.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

At December 31, 2020 and 2019, the borrowing capacity and loans secured for advances was as follows (in thousands):

	2020	2019
Maximum borrowing capacity	$194,445	$156,059
FHLB advances	(75,000)	(25,000)
Secured lines of credit	(83,982)	(83,982)
Additional borrowing capacity	$35,463	$47,077
Loans secured for advances	$281,670	$554,371

At December 31, 2020 and 2019, FHLB advances consist of the following (in thousands):

	2020	2019
Long-term advance dated September 10, 2019, requiring monthly interest payments, fixed at 0.93%, with a put option exercisable on September 10, 2020 and then quarterly thereafter, principal due in September 2029.[1]	$25,000	$25,000

Long-term advance dated February 28, 2020, requiring monthly interest payments, fixed at 0.46%, with a put option exercisable on February 26, 2021 and then quarterly thereafter, principal due in February 2030.[1]	50,000	—
Total	$75,000	$25,000

1On agreements with put options, the FHLB has the right, at its discretion, to terminate the entire advance prior to the stated maturity date.  The termination option may only be exercised on the expiration date of the predetermined lockout period and on a quarterly basis thereafter.

Other Borrowings:

On May 1, 2018, the Company entered into a loan agreement in the amount of $500 thousand at a rate of 4.75% with semi-annual payments of principal plus accrued interest over an amortization period of ten years. The outstanding principal balance of the borrowing at December 31, 2020 and 2019 was $396 thousand and $439 thousand, respectively, with a maturity on April 30, 2028.

Scheduled maturities:

At December 31, 2020, scheduled maturities of the FHLB advances and other borrowings are as follows (in thousands):

2021	$45
2022	47
2023	50
2024	52
2025	54
Thereafter	75,148
Total	$75,396

Federal Funds Purchased:

There were no federal funds purchased as of December 31, 2020 and 2019, respectively.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Line of Credit:

The Company has a Loan and Security Agreement and revolving note with ServisFirst Bank, pursuant to which ServisFirst Bank has made a $25.0 million revolving line of credit available to the Company. The maturity of the line of credit is September 24, 2021. At December 31, 2020, there was no outstanding balance under the line of credit, and the entire amount of the line of credit remained available to the Company.

Note 10. Subordinated Debt

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which was outstanding as of December 31, 2020 and 2019. Unamortized debt issuance cost was $654 thousand and $739 thousand at December 31, 2020 and 2019, respectively.

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

The Notes debt issuance costs totaled $842 thousand and will be amortized through the Notes’ maturity date. Amortization expense totaled $84 thousand and $84 thousand for the years ended December 31, 2020 and 2019, respectively.

Note 11. Leases

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		December 31,	December 31,
	Classification	2020	2019
Assets:
Operating lease right-of-use assets	Other assets	$4,797	$5,470
Liabilities:
Operating lease liabilities	Other liabilities	$4,827	$5,479

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

As of December 31, 2020, the weighted average remaining lease term was 11.28 years and the weighted average discount rate was 2.72%.

The Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance. The following table represents lease costs and other lease information for the years ended December 31, (in thousands):

	2020	2019
Lease costs:
Operating lease costs	$1,044	$703
Short-term lease costs	—	12
Variable lease costs	111	95
Total	$1,155	$810
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,265	$693

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2020 were as follows (in thousands):

Amounts
2021	$804
2022	623
2023	485
2024	366
2025	348
Thereafter	3,032
Total future minimum lease payments	5,658
Amounts representing interest	(831)
Present value of net future minimum lease payments	$4,827

Lease expense for the years ended December 31, 2020 and 2019, was $1.2 million and $875 thousand, respectively.

The Company entered into two leasing arrangements for branch offices with companies that are wholly owned by a board of director’s immediate family. The Company has determined that these leasing arrangements were considered economically fair and in the best interest of the Company. For the years ended December 31, 2020 and 2019, the Company paid $150 thousand and $89 thousand, respectively, for base rent payments.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note 12. Income Taxes

Income tax expense in the consolidated statements of income for the years ended December 31, 2020 and 2019, includes the following (in thousands):

	2020	2019
Current tax expense
Federal	$6,330	$5,143
State	1,447	974
Deferred tax expense related to:
Federal	(991)	678
State	(228)	102
Total income tax expense	$6,558	$6,897

The income tax expense is different from the expected tax expense computed by multiplying income before income tax expense by the statutory income tax rate of 21%. The reasons for this difference are as follows (in thousands):

	2020	2019
Federal income tax expense computed at the statutory rate	$6,487	$7,024
State income taxes, net of federal tax benefit	923	872
Nondeductible acquisition expenses	109	—
Tax-exempt interest	(555)	(469)
Tax benefit from stock options	(14)	(24)
Other	(392)	(506)
Total income tax expense	$6,558	$6,897

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The components of the net deferred tax asset as of December 31, 2020 and 2019, were as follows (in thousands):

	2020	2019
Deferred tax assets:
Allowance for loan losses	$4,744	$2,688
Fair value adjustments	3,854	4,098
Unrealized losses on securities	—	—
Unrealized losses on hedges or derivative securities	278	79
Other real estate owned	523	25
Deferred compensation	1,103	976
Lease liability	1,248	1,438
Federal net operating loss carryforward	—	221
Other	82	442
Total deferred tax assets	11,832	9,967
Deferred tax liabilities:
Accumulated depreciation	1,374	1,610
Core deposit intangible	3,112	2,971
Right of use asset	1,240	1,435
Unrealized gains on available-for-sale securities	1,051	139
Other	663	332
Total deferred tax liabilities	7,440	6,487
Net deferred tax asset	$4,392	$3,480

During 2020, the CARES Act was passed allowing the five year carryback of net operating losses (“NOLs”).  The Federal NOLs acquired with Foothills Bancorp, Inc. and Tennessee Bancshares, Inc. were carried back for a refund in 2020.  The income tax returns of the Company for 2019, 2018, and 2017 are subject to examination by the federal and state taxing authorities, generally for three years after they were filed.

Note 13. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan was $1.1 million in 2020 and $818 thousand in 2019.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights").  At December 31, 2020, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which had 26,601 rights issued and 1,876,894 Rights available for future grants or awards.

In addition, the Company has 30,500 Rights issued from the Cornerstone Bancshares, Inc. 2002 Long Term Incentive Plan, 40,250 Rights issued from the Cornerstone Non-Qualified Plan Options, and 2,266 Rights issued from the Capstone Stock Option Plan. These plans do not have any Rights available for future grants or awards.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Stock Options:

A summary of the activity in these stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2018	170,625	$10.61
Granted	—	—
Exercised	(31,931)	11.85
Forfeited	(2,036)	12.20
Outstanding at December 31, 2019	136,658	10.29
Granted	—	—
Exercised	(33,556)	10.12
Forfeited	(3,485)	15.05
Outstanding at December 31, 2020	99,617	10.19

Information pertaining to options outstanding at December 31, 2020, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$6.60	19,250	1.19 years	$6.60	19,250	$6.60
6.80	11,250	0.16 years	6.80	11,250	6.80
9.48	18,500	2.19 years	9.48	18,500	9.48
9.60	21,750	2.99 years	9.60	21,750	9.60
11.76	2,266	1.50 years	11.76	2,266	11.76
15.05	26,601	4.57 years	15.05	26,601	15.05
Outstanding, end of period	99,617	2.57 years	$10.19	99,617	$10.19

The Company did not recognize any stock option-based compensation expense for the period ended December 31, 2020, as all stock options are fully vested.  During the period ended December 31, 2019, stock option-based compensation was $121 thousand.

The intrinsic value of options exercised during the periods ended December 31, 2020 and 2019 was $190 thousand and $372 thousand, respectively. The aggregate intrinsic value of total options outstanding and exercisable options at December 31, 2020, was $792 thousand. Cash received from options exercised under all share-based payment arrangements for the period ended December 31, 2020, was $339 thousand.

No options vested during the periods ended December 31, 2020, and 2019, respectively. The income tax benefit recognized for the exercise of options during the periods ended December 31, 2020 and 2019 was $18 thousand and $61 thousand, respectively.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

As of December 31, 2020, all options were fully vested and currently no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the year ended December 31, 2020 is presented below:

The following table summarizes activity relating to non-vested restricted stock awards:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2019	65,400	$21.04
Granted	43,613	15.95
Vested	(7,295)	18.32
Forfeited/expired	(1,500)	18.12
Balance at December 31, 2020	100,218	$19.07

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the periods ended December 31, 2020 and 2019, was $482 thousand and $396 thousand, respectively. As of December 31, 2020, there was $1.0 million, respectively, of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 2.85 years. The grant-date fair value of restricted stock awards vested was $134 thousand for the period ended December 31, 2020.

Stock Appreciation Rights ("SARs"):

When SAR’s are issued, they are assigned an exercisable price based on the closing stock price on the date of grant.  The SAR’s are recorded at fair market value and adjusted through salaries and employee benefits expense.  The SAR’s will be settled through cash based on the difference of Company’s closing stock price on exercise date and original grant date stock price.  SARs compensation expense of $51 thousand and $134 thousand was recognized for the years ended December 31, 2020 and 2019, respectively.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2018	50,000	$21.64
Granted	21,000	18.12
Exercised	—	—
Forfeited/Expired	(4,000)	21.67
Outstanding at December 31, 2019	67,000	20.54
Granted	18,000	15.19
Exercised	—	—
Forfeited/Expired	(12,000)	21.72
Outstanding at December 31, 2020	73,000	$19.02

Information pertaining to SARs outstanding at December 31, 2020, is as follows:

	SARs Outstanding			SARs Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.19	18,000	3.00 years	$15.19	—	$—
18.12	21,000	2.00 years	18.12	—	—
21.61	34,000	1.00 years	21.61	—	—
Outstanding, end of period	73,000	1.78 years	$19.02	—	$—

Note 14. Commitments and Contingent Liabilities

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

A summary of the Company's total contractual amount for all off-balance sheet commitments for the years ended December 31, 2020 and 2019, are as follows (in thousands):

	2020	2019
Commitments to extend credit	$476,841	$384,411
Standby letters of credit	5,261	11,727

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary.  At December 31, 2020 and 2019, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.  The Company has not been required to perform on any standby letters of credit, and the Company has not incurred any losses on standby letters of credit for the years ended December 31, 2020 and 2019.

Contingent Liabilities:

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

Note 15. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At December 31, 2020, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

limitations on the Company’s ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if the Company’s regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer.

During the year ended December 31, 2020, the Bank paid $13.9 million in dividends to the Company and no dividends were paid during the year ended December 31, 2019. Since the fourth quarter of 2019, the Company has paid a quarterly common stock dividend of $0.05 per share. The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

Regulatory Capital Levels:

Actual and required capital levels at December 31, 2020 and 2019 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$329,431	14.07%	$187,303	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	271,739	11.61%	140,477	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	271,739	11.61%	105,358	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	271,739	8.70%	125,002	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$317,660	13.57%	$187,294	8.00%	$234,117	10.00%
Tier 1 Capital (to Risk Weighted Assets)	299,314	12.78%	140,470	6.00%	187,294	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	299,314	12.78%	105,353	4.50%	152,176	6.50%
Tier 1 Capital (to Average Assets)[2]	299,314	9.58%	124,969	4.00%	156,212	5.00%

December 31, 2019
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$287,937	14.02%	$164,313	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	238,433	11.61%	123,235	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	238,433	11.61%	92,426	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	238,433	10.34%	92,258	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$273,432	13.31%	$164,305	8.00%	$205,382	10.00%
Tier 1 Capital (to Risk Weighted Assets)	263,189	12.81%	123,229	6.00%	164,305	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	263,189	12.81%	92,422	4.50%	133,498	6.50%
Tier 1 Capital (to Average Assets)	263,189	11.41%	92,254	4.00%	115,317	5.00%
1	The prompt corrective action provisions are applicable at the Bank level only.
2	Average assets for the above calculations were based on the most recent quarter.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note 16. Concentrations of Credit Risk

The Company originates primarily commercial, residential, and consumer loans to customers in East and Middle Tennessee, Alabama, and the Florida panhandle. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.

Seventy-two percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market areas. Commercial real estate, including commercial construction loans, represented 51% of the loan portfolio at December 31, 2020, and 56% of the loan portfolio at December 31, 2019. Accordingly, the ultimate collectability of the loan portfolio and recovery of the carrying amount of other real estate owned is susceptible to changes in real estate conditions in the Company’s primary market areas. The other concentrations of credit by type of loan are set forth in Note 5.

The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $95.6 million.

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Other Investments: It is not practicable to determine the fair value of other investments due the restrictions placed on its transferability and are not readily marketable and are evaluated for impairment based on the ultimate recoverability of the par value.

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

Federal Home Loan Bank ("FHLB") Advances, Subordinated Debt and Other Borrowings: The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements, and are considered Level 2 inputs. The carrying value of FHLB floating rate borrowings and floating rate other borrowings and subordinated debt approximates their fair value and are considered Level 1 inputs. The fair value of the subordinated debt borrowings are estimated using discounted cash flows and are considered Level 3 inputs.

Derivative Financial Instruments - Fair value is estimated using pricing models of derivatives with similar characteristics or discounted cash flow models where future floating cash flows are projected and discounted back; and accordingly, these derivatives are classified within Level 2 of the fair value hierarchy.

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Commitments to Extend Credit and Standby Letters of Credit: Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure.

Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$30,530	$—	$30,530	$—
Municipal securities	91,989	—	91,989	—
Other debt securities	25,118	—	25,118	—
Mortgage-backed securities (GSEs)	67,997	—	67,997	—
Total securities available-for-sale	$215,634	$—	$215,634	$—

Liabilities:
Derivative financial instruments	$6,174	$—	$6,174	$—

December 31, 2019:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$19,000	$—	$19,000	$—
Municipal securities	64,391	—	64,391	—
Other debt securities	3,470	—	3,470	—
Mortgage-backed securities (GSEs)	91,487	—	91,487	—
Total securities available-for-sale	$178,348	$—	$178,348	$—

Liabilities:
Derivative financial instruments	$3,446	—	$3,446	—

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020:
Impaired loans	$2,455	$—	$—	$2,455
Other real estate owned	4,619	—	—	4,619

December 31, 2019:
Impaired loans	$2,185	$—	$—	$2,185
Other real estate owned	1,757	—	—	1,757

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
December 31, 2020:
Impaired loans	$2,455	Appraisal	Appraisal discounts	9%
Other real estate owned	4,619	Appraisal	Appraisal discounts	22%

December 31, 2019:
Impaired loans	$2,185	Appraisal	Appraisal discounts	22%
Other real estate owned	1,757	Appraisal	Appraisal discounts	29%

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, a loss is recognized in noninterest expense.

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
December 31, 2020:
Assets:
Cash and cash equivalents	$481,719	$481,719	$—	$—	$481,719
Securities available-for-sale	215,634	—	215,634	—	215,634
Other investments	14,794	N/A	N/A	N/A	N/A
Loans, net and loans held for sale	2,375,618	—	—	2,377,581	2,377,581

Liabilities:
Noninterest-bearing demand deposits	685,957	—	685,957	—	685,957
Interest-bearing demand deposits	649,129	—	649,129	—	649,129
Money market and savings deposits	919,631	—	919,631	—	919,631
Time deposits	550,498	—	554,120	—	554,120
Borrowings	81,199	—	82,892	—	82,892
Subordinated debt	39,346	—	—	40,550	40,550
Derivative financial instruments	6,174	—	6,174	—	6,174

December 31, 2019:
Assets:
Cash and cash equivalents	$183,971	$183,971	$—	$—	$183,971
Securities available-for-sale	178,348	—	178,348	—	178,348
Other investments	12,913	N/A	N/A	N/A	N/A
Loans, net and loans held for sale	1,893,005	—	—	1,879,825	1,879,825

Liabilities:
Noninterest-bearing demand deposits	364,155	—	364,155	—	364,155
Interest-bearing demand deposits	380,234	—	380,234	—	380,234
Money market and savings deposits	623,284	—	623,284	—	623,284
Time deposits	679,541	—	681,902	—	681,902
Borrowings	31,623	—	31,029	—	31,029
Subordinated debt	39,261	—	—	35,868	35,868
Derivative financial instruments	3,446	—	3,446	—	3,446

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

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 18. Derivatives

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
December 31, 2020:
Interest rate swap agreements - securities	Other liabilities	7.13	3.08%	3 month LIBOR	$36,000	$(6,174)

December 31, 2019:
Interest rate swap agreements - securities	Other liabilities	8.20	3.09%	3 month LIBOR	$36,000	$(3,446)

The effects of the Company’s fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Interest income on tax-exempt securities	$2,150	$1,741
Effects of fair value hedge relationships	(781)	(223)
Reported interest income on tax-exempt securities	$1,369	$1,518

	Year Ended
	December 31,
Gain (loss) on fair value hedging relationship	2020	2019
Interest rate swap agreements - securities:
Hedged items	$(6,174)	$(3,446)
Derivative designated as hedging instruments	$6,174	$3,446

SmartFinancial, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges at December 31, 2020 and 2019 (in thousands):

		Cumulative Amount of Fair
		Value Hedging Adjustment
	Carrying Amount	Included in Other Comprehensive
Line item on the balance sheet	of the Hedged Assets	Income
December 31, 2020:
Securities available-for-sale	$44,017	$(1,063)
December 31, 2019:
Securities available-for-sale	$42,710	$(302)

Note 19. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Year Ended December 31, 2020
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, December 31, 2019	$391	$(223)	$168

Other comprehensive income (loss)	2,581	(562)	2,019
Reclassification of amounts included in net income	(4)	—	(4)
Net other comprehensive income (loss) during period	2,577	(562)	2,015

Ending balance, December 31, 2020	$2,968	$(785)	$2,183

	Year Ended December 31, 2019
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, December 31, 2018	$(1,979)	$(786)	$(2,765)

Other comprehensive income (loss)	2,395	563	2,958
Reclassification of amounts included in net income	(25)	—	(25)
Net other comprehensive income (loss) during period	2,370	563	2,933

Ending balance, December 31, 2019	$391	$(223)	$168

Note 20. Condensed Parent Information

CONDENSED BALANCE SHEETS

December 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
ASSETS:
Cash	$8,062	$13,155
Investment in subsidiaries	384,743	337,503
Other assets	4,413	1,996

Total assets	$397,218	$352,654

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$704	$646
Other borrowings	39,346	39,261

Total liabilities	40,050	39,907

Shareholders’ equity	357,168	312,747

Total liabilities and shareholders’ equity	$397,218	$352,654

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
INCOME:
Interest income	$—	$—
Merger termination fee	—	6,400
Total income	—	6,400

EXPENSES:
Interest expense	2,334	2,341
Other operating expenses	1,625	2,755
Total expense	3,959	5,096

Income (loss) before equity in undistributed earnings of subsidiaries and income tax benefit	(3,959)	1,304
Income tax benefit (expense)	908	(389)
Income before equity in undistributed net income of subsidiaries	(3,051)	915
Equity in undistributed earnings of subsidiaries	27,383	25,633
Net income	$24,332	$26,548

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
Cash flows from operating activities:
Net income	$24,332	$26,548
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed income of subsidiary	(27,383)	(25,633)
Other assets	(2,417)	(1,894)
Other liabilities	143	712
Net cash used in operating activities	(5,325)	(267)

Cash flows from investing activities:
Net cash paid for business combinations	(6,713)	—
Equity contribution from subsidiary	13,900	—
Net cash used in investing activities	7,187	—

Cash flows from financing activities:
Issuance of common stock	339	438
Cash dividends paid	(2,986)	(700)
Repurchase of common stock	(4,308)	—
Net cash (used) provided by financing activities	(6,955)	(262)

Net change in cash and cash equivalents	(5,093)	(529)

Cash and cash equivalents, beginning of year	13,155	13,684

Cash and cash equivalents, end of period	$8,062	$13,155

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

SmartFinancial maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. SmartFinancial carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of December 31, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, SmartFinancial’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The report of SmartFinancial’s management on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 27, 2021 under the headings “Proposal One Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Corporate Governance and Board of Directors,” “Compensation of Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 27, 2021 under the headings, “Proposal One Election of the Directors” and “Compensation of Directors and Executive Officers.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The responses to this Item will be included in SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 27, 2021 under the heading, “Security Ownership of Certain Beneficial Owners and Management.”

The following table summarizes information concerning SmartFinancial’s equity compensation plans at December 31, 2020:

	Number of	Weighted	Number of
	securities to be	average	securities
	issued upon	exercise price	remaining
	exercise of	of outstanding	available for
Plan category	outstanding options	options	future issuance
Equity compensation plans approved by security holders:
2002 Long-Term Incentive Plan	30,500	$6.67	—
Capstone Stock Option Plan	2,266	11.76	—
2015 Stock Incentive Plan	26,601	15.05	1,876,894
Equity compensation plans not approved by shareholders	40,250	9.54	—
Total	99,617	$10.19	1,876,894

Equity Compensation Plans not Approved by Shareholders

During 2013 and 2014, Cornerstone issued non-qualified options to employees and directors. These non-qualified options are governed by the grant document issued to the holders. The non-qualified stock options for employees were issued at the market value of the common stock on the grant date and are fully vested. The non-qualified stock options for directors are issued at the market value of the common stock on the grant date and are fully vested. The term of all grants were determined by the compensation committee, not to exceed ten years. As of December 31, 2020, a total of 128,500 non-

qualified stock options had been issued to Company employees and directors, of which 40,250 remained outstanding and exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 27, 2021 under the heading, “Proposal One Election of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this Item is incorporated by reference to SmartFinancial’s proxy statement for the annual meeting of stockholders to be held May 27, 2021 under the heading, “Proposal Two Ratification of Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)      Financial Statements

The following report and consolidated financial statements of SmartFinancial and Subsidiary are included in Item 8:

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Income for the years ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules:

Schedule II: Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)     The following documents are filed, furnished or incorporated by reference as exhibits to this report:

Exhibit Index

Exhibit No.	Description	Location

2.1	Agreement and Plan of Merger, dated as of October 29, 2019, by and between SmartFinancial, Inc. and Progressive Financial Group Inc.†	Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 30, 2019

3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015

3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015

4.1	Description of SmartFinancial Capital Stock	Filed herewith

4.2	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2016

4.3	Form of Fixed-to-Floating Rate Subordinated Note due October 2, 2028	Incorporated by reference to Exhibit 4.1 to Form 8-K filed October 1, 2018

10.1**	SmartFinancial, Inc. 2015 Stock Incentive Plan	Incorporated by reference to Exhibit H to the Form S-4 filed April 16, 2015

10.2**	Form of 2015 Stock Incentive Agreement	Incorporated by reference to Exhibit 10.2 to From 10-K filed March 30, 2016

10.3**	SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.6 to Form 8-K filed September 2, 2015

10.4**	Form of Incentive Stock Option Certificate under SmartFinancial, Inc. 2010 Incentive Plan	Incorporated by reference to Exhibit 10.7 to Form 8-K filed September 2, 2015

10.5**	SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.5 to Form 8-K filed September 2, 2015

10.6**	Form of Management Incentive Stock Option Agreement under SmartBank Stock Option Plan	Incorporated by reference to Exhibit 10.8 to Form 8-K filed September 2, 2015

10.7	Form of Subscription Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2015

10.8	Form of Registration Rights Agreement for 2015 Equity Financing	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 20, 2015

10.9**	Cornerstone Bancshares, Inc. 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 99.1 to Form S-8 filed on March 5, 2004

10.10**	Form of Unqualified Stock Option Award Agreement under 2002 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.22 to Form 10-K filed March 30, 2016

10.11**	Form of Stock Appreciation Rights Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 8, 2017

10.12**	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.2 to Form 8-K filed August 8, 2017

10.13**	Employment Agreement, dated as of May 22, 2017, by and between SmartBank and Robert Kuhn	Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 7, 2017

10.14*	Capstone Bancshares, Inc. 2008 Long-Term Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed November 7, 2017

10.15*	Form of Award Agreement under Capstone Bancshares, Inc. 2008 Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 to Form 8-K filed November 7, 2017

10.16*	Salary Continuation Agreement, dated August 11, 2010, by and between Capstone Bank and Robert W. Kuhn	Incorporated by reference to Exhibit 10.4 to Form 8-K filed November 7, 2017

10.17	Form of Subordinated Note Purchase Agreement dated September 28, 2018, for SmartFinancial, Inc. Fixed-to-Floating Rate Subordinate Notes due October 2, 2028	Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2018

10.18**	Executive Change in Control Agreement with W. Miller Welborn, dated as of March 9, 2020	Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 11, 2020

10.19**	Employment Agreement with William Y. Carroll, Jr., dated as of March 9, 2020	Incorporated by reference to Exhibit 10.2 to Form 8-K filed March 11, 2020

10.20**	Employment Agreement with Ronald J. Gorczynski, dated as of March 9, 2020	Incorporated by reference to Exhibit 10.3 to Form 8-K filed March 11, 2020

10.21	Loan and Security Agreement, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2020

10.22	Revolving Note, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 3, 2020

10.23	Pledge Agreement, dated as of March 31, 2020, by and between SmartFinancial, Inc., as Borrower, and ServisFirst Bank, as Lender	Incorporated by reference to Exhibit 10.3 to Form 8-K filed April 3, 2020

21.1	SmartFinancial, Inc. List of Subsidiaries	Filed herewith

23.1	Consent of Dixon Hughes Goodman LLP	Filed herewith

31.1	Certification of Principal Executive Officer	Filed herewith

31.2	Certification of Principal Financial Officer	Filed herewith

32.1	Section 906 certification of Principal Executive Officer	Filed herewith

32.2	Section 906 certification of Principal Financial Officer	Filed herewith

101.INS*	Inline XBRL Instance Document	Filed herewith

101.SCH*	Inline XBRL Taxonomy Extension Schema	Filed herewith

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

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

SMARTFINANCIAL, INC.

Date: March 16, 2021	By:	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ Ron Gorczynski
Ron Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Y. Carroll, Jr.	President and Chief Executive Officer and Director	March 16, 2021
William Y. Carroll, Jr.
(Principal Executive Officer)

/s/ Ron Gorczynski	Executive Vice President and Chief Financial Officer	March 16, 2021
Ron Gorczynski
(Principal Financial Officer and Principal Accounting Officer)
/s/ Victor L. Barrett	Director	March 16, 2021
Victor L. Barrett

/s/ Monique P. Berke	Director	March 16, 2021
Monique P. Berke

/s/ William Y. Carroll, Sr.	Director	March 16, 2021
William Y. Carroll, Sr.

/s/ David A. Ogle	Director	March 16, 2021
Frank S. McDonald

/s/ Ted C. Miller	Director	March 16, 2021
Ted C. Miller

/s/ Miller Welborn	Director	March 16, 2021
Miller Welborn

/s/ Keith E. Whaley	Director	March 16, 2021
Keith E. Whaley

/s/ Geoffrey A. Wolpert	Director	March 16, 2021
Geoffrey A. Wolpert

/s/ Steven B. Tucker	Director	March 16, 2021
Steven B. Tucker

/s/ Ottis Phillips	Director	March 16, 2021
Ottis Phillips