Form 10-Q
period 2021-03-31
SMARTFINANCIAL INC.
filed 2021-05-10
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes  ☐    No  ☒

As of May 05, 2021, there were 15,104,661 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	March 31,	December 31,
	2021	2020*
ASSETS:
Cash and due from banks	$46,594	$50,460
Interest-bearing deposits with banks	442,793	364,846
Federal funds sold	67,314	66,413
Total cash and cash equivalents	556,701	481,719
Securities available-for-sale, at fair value	250,937	215,634
Other investments	14,728	14,794
Loans held for sale	7,870	11,721
Loans	2,487,129	2,382,243
Less: Allowance for loan losses	(18,370)	(18,346)
Loans, net	2,468,759	2,363,897
Premises and equipment, net	72,697	72,682
Other real estate owned	3,946	4,619
Goodwill and core deposit intangible, net	86,350	86,471
Bank owned life insurance	71,586	31,215
Other assets	23,629	22,197
Total assets	$3,557,203	$3,304,949

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$777,968	$685,957
Interest-bearing demand	683,887	649,129
Money market and savings	1,073,941	919,631
Time deposits	512,417	550,498
Total deposits	3,048,213	2,805,215
Borrowings	82,642	81,199
Subordinated debt	39,367	39,346
Other liabilities	22,923	22,021
Total liabilities	3,193,145	2,947,781
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 15,104,536 and 15,107,214 shares issued and outstanding, respectively	15,105	15,107
Additional paid-in capital	251,836	252,693
Retained earnings	96,034	87,185
Accumulated other comprehensive income	1,083	2,183
Total shareholders' equity	364,058	357,168
Total liabilities and shareholders' equity	$3,557,203	$3,304,949

* Derived from audited financial statements.

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020
Interest income:
Loans, including fees	$28,018	$26,434
Securities available-for-sale:
Taxable	724	679
Tax-exempt	259	283
Federal funds sold and other earning assets	291	602
Total interest income	29,292	27,998
Interest expense:
Deposits	2,331	4,754
Borrowings	117	89
Subordinated debt	584	584
Total interest expense	3,032	5,427
Net interest income	26,260	22,571
Provision for loan losses	67	3,200
Net interest income after provision for loan losses	26,193	19,371
Noninterest income:
Service charges on deposit accounts	1,009	770
Mortgage banking	1,139	584
Investment services	531	437
Insurance commissions	1,466	269
Interchange and debit card transaction fees, net	839	276
Other	707	482
Total noninterest income	5,691	2,818
Noninterest expense:
Salaries and employee benefits	10,869	10,006
Occupancy and equipment	2,341	1,911
FDIC insurance	371	180
Other real estate and loan related expense	602	545
Advertising and marketing	190	198
Data processing and technology	1,379	1,008
Professional services	641	711
Amortization of intangibles	444	362
Merger related and restructuring expenses	103	2,096
Other	2,524	1,776
Total noninterest expense	19,464	18,793
Income before income tax expense	12,420	3,396
Income tax expense	2,664	664
Net income	$9,756	$2,732
Earnings per common share:
Basic	$0.65	$0.19
Diluted	$0.65	$0.19
Weighted average common shares outstanding:
Basic	15,011,573	14,395,103
Diluted	15,111,947	14,479,671

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$9,756	$2,732
Other comprehensive income:
Unrealized holding gains (losses) and hedge effects on securities available-for-sale arising during the period	(2,808)	1,095
Tax effect	738	(244)
Unrealized gains (losses) on securities available-for-sale arising during the period, net of tax	(2,070)	851
Unrealized gains (losses) on fair value municipal security hedges	1,313	(3,072)
Tax effect	(343)	806
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	970	(2,266)

Total other comprehensive (loss)	(1,100)	(1,415)
Comprehensive income	$8,656	$1,317

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - (Unaudited)

For the Three Months Ended March 31, 2021 and 2020

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Total
Balance, December 31, 2019	14,008,233	$14,008	$232,732	$65,839	$168	$312,747
Net income	—	—	—	2,732	—	2,732
Other comprehensive loss	—	—	—	—	(1,415)	(1,415)
Common stock issued pursuant to:
Exercise of stock options	14,858	15	158	—	—	173
Restricted stock	31,900	32	(32)			—
Shareholders' of Progressive Financial Group, Inc.	1,292,578	1,293	23,254			24,547
Stock compensation expense	—	—	110	—	—	110
Common stock dividend ($0.05 per share)	—	—	—	(702)		(702)
Repurchases of common stock	(125,579)	(126)	(1,866)	—	—	(1,992)
Balance, March 31, 2020	15,221,990	$15,222	$254,356	$67,869	$(1,247)	$336,200

Balance, December 31, 2020	15,107,214	$15,107	$252,693	$87,185	$2,183	$357,168
Net income	—	—	—	9,756	—	9,756
Other comprehensive loss	—	—	—	—	(1,100)	(1,100)
Common stock issued pursuant to:
Exercise of stock options	15,965	16	131	—	—	147
Restricted stock	40,967	41	(41)	—	—	—
Stock compensation expense	—	—	201	—	—	201
Common stock dividend ($0.06 per share)	—	—	—	(907)	—	(907)
Repurchases of common stock	(59,610)	(59)	(1,148)	—	—	(1,207)
Balance, March 31, 2021	15,104,536	$15,105	$251,836	$96,034	$1,083	$364,058

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$9,756	$2,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,499	1,634
Accretion of fair value purchase accounting adjustments, net	(1,636)	(1,841)
Provision for loan losses	67	3,200
Stock compensation expense	201	110
Deferred income tax expense	446	90
Increase in cash surrender value of bank owned life insurance	(370)	(162)
Net losses from sale of other real estate owned	151	14
Net gains from mortgage banking	(1,139)	(576)
Origination of loans held for sale	(35,229)	(15,195)
Proceeds from sales of loans held for sale	40,219	15,582
Net change in:
Accrued interest receivable	(86)	35
Accrued interest payable	367	784
Other assets	(1,234)	685
Other liabilities	3,078	2,010
Net cash provided by operating activities	16,090	9,102
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	2,115
Proceeds from maturities and calls of securities available-for-sale	9,097	3,250
Proceeds from paydowns of securities available-for-sale	7,144	3,816
Proceeds from sales of other investments	147	—
Purchases of securities available-for-sale	(55,757)	(3,377)
Purchases of other investments	(80)	(507)
Purchases of bank owned life insurance	(40,000)	—
Net increase in loans	(103,308)	(52,721)
Purchases of premises and equipment	(1,009)	(2,429)
Proceeds from sale of other real estate owned	98	120
Net cash and cash equivalents received from business combination	—	46,132
Net cash used in investing activities	(183,668)	(3,601)
Cash flows from financing activities:
Net increase in deposits	243,084	22,158
Net increase (decrease) in securities sold under agreements to repurchase	1,447	(20)
Proceeds from borrowings	—	100,000
Repayment borrowings	(4)	—
Cash dividends paid	(907)	(702)
Issuance of common stock	147	173
Repurchase of common stock	(1,207)	(1,992)
Net cash provided by financing activities	242,560	119,617
Net change in cash and cash equivalents	74,982	125,118
Cash and cash equivalents, beginning of period	481,719	183,971
Cash and cash equivalents, end of period	$556,701	$309,089
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,665	$4,643
Noncash investing and financing activities:
Acquisition of real estate through foreclosure	14	676
Change in goodwill due to acquisitions	324	8,302

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

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets and deferred taxes, other than temporary impairments of securities, the fair value of financial instruments, goodwill, and the fair value of assets acquired and liabilities assumed in acquisitions. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Recently Issued and Adopted Accounting Pronouncements:

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.”  This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.  The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  Finally, it clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so.  ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020.  ASU 2019-12 did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued Not Yet Effective Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2020 as filed in its Annual Report on Form 10-K with the Securities and Exchange Commission ("SEC"). The following is a summary of recent authoritative pronouncements issued but not yet effective that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In October 2019, the Financial Accounting Standards Board approved a delay for the implementation of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The Board decided that the Current Expected Credit Loss (“CECL”) model will be effective for larger Public Business Entities ("PBEs") that are SEC filers, excluding Smaller Reporting Companies ("SRCs") as currently defined by the SEC, for fiscal years beginning after December 15, 2019, and interim

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

periods within those fiscal years. For calendar-year-end companies, this will be January 1, 2020. The determination of whether an entity is an SRC will be based on an entity’s most recent assessment in accordance with SEC regulations and the Company meets the regulations as an SRC. For all other entities, the Board decided that CECL will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The Company does not plan to adopt this standard early and being that the Company is an SRC, adoption is required for fiscal years beginning after December 15, 2022.

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

Operating, Accounting and Reporting Considerations related to COVID-19:

The COVID-19 pandemic has negatively impacted the global economy.  In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications – Section 4013 of the CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. See Note 5 Loans and Allowance for Loan Losses for more information.
●	Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA provides several amendments to the PPP, including additional funding for first and second draws of PPP loans up to March 31, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extends the program to May 31, 2021. The Company is a participant in the PPP. See Note 5 Loans and Allowance for Loan Losses for more information.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency.  The Company offered deferral options of: 1) three months deferral of payment and then three months of interest only, 2) three months of interest only, 3) three months deferral of payment, 4) six months of interest only. These modifications generally meet the criteria of both Section 4013 of the CARES Act and the joint interagency statement, and therefore, the Company does not account for such loan modifications as TDRs.   On August 3, 2020, the Federal Financial Institutions Examination Council on behalf of its members (collectively “the FFIEC members”) issued a joint statement on additional loan accommodations related to COVID-19.  The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013.  To be eligible, each loan modification must be (1) related to the COVID event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.  The December 31, 2020 deadline was subsequently extended to January 1, 2022, by the CAA.  All of the Company’s loan modifications granted under Section 4013 of the CARES Act are in compliance with the aforementioned FFIEC requirements.  Accordingly, the Company does not account for such loan modifications as TDRs.

Reclassifications:

Certain captions and amounts in the 2020 consolidated financial statements were reclassified to conform to the 2021 financial statement presentation. These reclassifications had no impact on net income or shareholders’ equity as previously reported.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Business Combinations

Progressive Financial Inc.

On March 1, 2020, the Company completed the merger of Progressive Financial Group, Inc., a Tennessee corporation (“PFG”), pursuant to an Agreement and Plan of Merger dated October 29, 2019 (the “Merger Agreement”).

In connection with the merger, the Company acquired $301 million of assets and assumed $272 million of liabilities. Pursuant to the Merger Agreement, each outstanding share of Progressive common stock was converted into and cancelled in exchange to the right to receive $474.82 in cash, and 62.3808 shares of SmartFinancial common stock. SmartFinancial issued 1,292,578 shares of SmartFinancial common stock and paid $9.8 million in cash as consideration for the Merger. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $8.8 million, representing the intangible value of Progressive’s business and reputation within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company is amortizing the related core deposit intangible of $1.4 million using the effective yield method over 120 months (10 years), which represents the expected useful life of the asset.  The Company also established two intangible assets related to the insurance agency acquired as part of the PFG acquisition; 1.) Customer relationships of $1.1 million, amortizing sum-of-the-years digits over 120 months (10 years), 2.) Tradename of $63 thousand, amortizing straight-line over 60 months (5 years).

The purchased assets and assumed liabilities were recorded at their acquisition date fair values (1) and are summarized in the table below (in thousands).

		Initial
	As recorded	Fair value	Subsequent	As recorded
	by PFG	adjustments	Adjustments	by the Company
Assets:
Cash & cash equivalents	$55,971	$—	$—	$55,971
Investment securities available-for-sale	27,054	203	—	27,257
Restricted investments	692	—	—	692
Loans	191,672	(3,691)	—	187,981
Allowance for loan losses	(2,832)	2,832	—	—
Premises and equipment, net	15,681	(2,919)	—	12,762
Bank owned life insurance	5,560	—	—	5,560
Deferred tax asset, net	—	813	193	1,006
Intangibles	—	1,370	1,127	2,497
Other real estate owned	3,695	(100)	(1,862)	1,733
Interest Receivable	1,061	(280)	—	781
Prepaids	375	(174)	—	201
Goodwill	231	(231)	—	—
Other assets	1,881	—	—	1,881
Total assets acquired	$301,041	$(2,177)	$(542)	$298,322

Liabilities:
Deposits	$271,276	$—	—	$271,276
Time deposit premium	—	729	—	729
Payables and other liabilities	776	—	—	776
Total liabilities assumed	272,052	729	—	272,781
Excess of assets assumed over liabilities assumed	$28,989
Aggregate fair value adjustments		$(2,906)	$(542)
Total identifiable net assets				25,541
Consideration transferred:
Cash				9,838
Common stock issued (1,292,578 shares)				24,547
Total fair value of consideration transferred				34,385

Goodwill				$8,844

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

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were no antidilutive shares for the three month period ended March 31, 2021.  There were 64 thousand antidilutive shares for the three month period ended March 31, 2020.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Basic earnings per share computation:
Net income available to common shareholders	$9,756	$2,732
Average common shares outstanding – basic	15,011,573	14,395,103
Basic earnings per share	$0.65	$0.19
Diluted earnings per share computation:
Net income available to common shareholders	$9,756	$2,732
Average common shares outstanding – basic	15,011,573	14,395,103
Incremental shares from assumed conversions:
Stock options and restricted stock	100,374	84,568
Average common shares outstanding - diluted	15,111,947	14,479,671
Diluted earnings per common share	$0.65	$0.19

Note 4. Securities

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale are summarized as follows (in thousands):

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$73,905	$41	$(1,689)	$72,257
Municipal securities	88,509	1,626	(6)	90,129
Other debt securities	26,019	154	(118)	26,055
Mortgage-backed securities (GSEs)	61,294	1,354	(152)	62,496
Total	$249,727	$3,175	$(1,965)	$250,937

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$30,526	$10	$(6)	$30,530
Municipal securities	89,644	2,345	—	91,989
Other debt securities	25,019	112	(13)	25,118
Mortgage-backed securities (GSEs)	66,425	1,754	(182)	67,997
Total	$211,614	$4,221	$(201)	$215,634

At March 31, 2021, and December 31, 2020, securities with a carrying value totaling approximately $117.6 million and $80.2 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

The Company has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available for sale securities. See Note 11 - Derivatives for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

Proceeds from sale of securities available for sale, gross gains and gross losses on sales and redemptions for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Proceeds from sales	$-	$2,115
Gross gains	$-	$-
Gross losses	$-	$-

Proceeds from maturities and calls	$9,097	$3,250

The amortized cost and estimated fair value of securities at March 31, 2021, by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
	Amortized	Fair
	Cost	Value
Due in one year or less	$4,947	$4,972
Due from one year to five years	4,569	4,596
Due from five years to ten years	56,988	56,896
Due after ten years	121,929	121,977
	188,433	188,441
Mortgage-backed securities	61,294	62,496
Total	$249,727	$250,937

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position (in thousands):

	March 31, 2021
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$60,310	$(1,687)	14	$585	$(2)	2	$60,895	$(1,689)	16
Municipal securities	1,125	(6)	2	—	—	—	1,125	(6)	2
Other debt securities	12,882	(118)	6	—	—	—	12,882	(118)	6
Mortgage-backed securities (GSEs)	2,095	(2)	2	11,745	(150)	6	13,840	(152)	8
Total	$76,412	$(1,813)	24	$12,330	$(152)	8	$88,742	$(1,965)	32

	December 31, 2020
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$15,510	$(5)	3	$132	$(1)	1	$15,642	$(6)	4
Municipal securities	—	—	—	—	—	—	—	—	—
Other debt securities	1,495	(5)	1	977	(8)	1	2,472	(13)	2
Mortgage-backed securities (GSEs)	9,790	(87)	6	6,083	(95)	3	15,873	(182)	9
Total	$26,795	$(97)	10	$7,192	$(104)	5	$33,987	$(201)	15

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

Based on this evaluation, the Company concluded that any unrealized losses at March 31, 2021, represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and current market conditions, and not credit deterioration of the issuers. As of March 31, 2021, the Company does not intend to sell any of the securities, does not expect to be required to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	March 31,	December 31,
	2021	2020
Federal Reserve Bank stock	$8,460	$8,606
Federal Home Loan Bank stock	5,918	5,838
First National Bankers Bank stock	350	350
Total	$14,728	$14,794

Our restricted investments consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

par value rather than recognizing temporary declines in value. As of March 31, 2021, the Company determined that there was no impairment on its other investments.

Note 5. Loans and Allowance for Loan Losses

Portfolio Segmentation:

Major categories of loans are summarized as follows (in thousands):

	March 31, 2021			December 31, 2020
	PCI	All Other		PCI	All Other
	Loans[1]	Loans	Total	Loans[1]	Loans	Total
Commercial real estate	$13,877	$1,056,764	$1,070,641	$16,123	$996,853	$1,012,976
Consumer real estate	9,597	422,889	432,486	10,258	433,672	443,930
Construction and land development	5,350	280,623	285,973	5,348	272,727	278,075
Commercial and industrial	303	685,707	686,010	308	634,138	634,446
Consumer and other	21	11,998	12,019	27	12,789	12,816
Total loans	29,148	2,457,981	2,487,129	32,064	2,350,179	2,382,243
Less: Allowance for loan losses	(376)	(17,994)	(18,370)	(309)	(18,037)	(18,346)

Loans, net	$28,772	$2,439,987	$2,468,759	$31,755	$2,332,142	$2,363,897

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

As previously mentioned in Note 1 – Presentation of Financial Information, the CARES Act established the PPP, administered directly by the SBA.  The PPP provides loans of up to $10 million to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency.  PPP loans carry an interest rate of one percent, and a maturity of two or five years.  These loans are fully guaranteed by the SBA and are not included in the Company’s loan loss allowance calculations. The loans may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels.  PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company.  The SBA pays the Company fees for processing PPP loans and the fees are accounted for as loan origination fees and recognized over the contractual loan term as a yield adjustment on the loans. At March 31, 2021, the net deferred fees outstanding for the 2020 PPP loans is $1.9 million and $5.4 million for the 2021 PPP loans, respectively.  PPP loans are included in the Commercial and Industrial loan class. As of March 31, 2021, the Company had 3,710 PPP loans outstanding, with an outstanding principal balance of $338.3 million and as of December 31, 2020, the Company had 2,863 PPP loans outstanding, with an outstanding principal balance of $288.9 million.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The composition of loans by loan classification for impaired and performing loan status is summarized in the tables below (in thousands):

			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
	Real Estate	Real Estate	Development	Industrial	and Other	Total
March 31, 2021:
Performing loans	$1,053,610	$420,419	$280,623	$685,598	$11,998	$2,452,248
Impaired loans	3,154	2,470	—	109	—	5,733
	1,056,764	422,889	280,623	685,707	11,998	2,457,981
PCI loans	13,877	9,597	5,350	303	21	29,148
Total loans	$1,070,641	$432,486	$285,973	$686,010	$12,019	$2,487,129

December 31, 2020:
Performing loans	$992,982	$432,356	$272,727	$633,992	$12,789	$2,344,846
Impaired loans	3,871	1,316	—	146	—	5,333
	996,853	433,672	272,727	634,138	12,789	2,350,179
PCI loans	16,123	10,258	5,348	308	27	32,064
Total loans	$1,012,976	$443,930	$278,075	$634,446	$12,816	$2,382,243

The following tables show the allowance for loan losses allocation by loan classification for impaired, PCI, and performing loans (in thousands):

			Construction	Commercial	Consumer
	Commercial	Consumer	and Land	and	and
	Real Estate	Real Estate	Development	Industrial	Other	Total
March 31, 2021:
Performing loans	$7,386	$3,018	$1,968	$5,022	$108	$17,502
Impaired loans	251	132	—	109	—	492
	7,637	3,150	1,968	5,131	108	17,994
PCI loans	—	158	—	216	2	376
Total loans	$7,637	$3,308	$1,968	$5,347	$110	$18,370

December 31, 2020:
Performing loans	$7,579	$3,267	$2,076	$4,768	$110	$17,800
Impaired loans	—	116	—	121	—	237
	7,579	3,383	2,076	4,889	110	18,037
PCI loans	—	88	—	218	3	309
Total loans	$7,579	$3,471	$2,076	$5,107	$113	$18,346

The following tables detail the changes in the allowance for loan losses by loan classification (in thousands):

	Three Months Ended March 31, 2021
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Total
Beginning balance	$7,579	$3,471	$2,076	$5,107	$113	$18,346
Charged-off loans	—	—	—	—	(120)	(120)
Recoveries of charge-offs	3	16	—	3	55	77
Provision charged to expense	55	(179)	(108)	237	62	67
Ending balance	$7,637	$3,308	$1,968	$5,347	$110	$18,370

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31, 2020
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and	Consumer
	Real Estate	Estate	Development	Industrial	and Other	Total
Beginning balance	$4,508	$2,576	$1,127	$1,957	$75	$10,243
Charged-off loans	—	(2)	—	(8)	(76)	(86)
Recoveries of charge-offs	2	6	2	42	22	74
Provision charged to expense	1,453	721	355	566	105	3,200
Ending balance	$5,963	$3,301	$1,484	$2,557	$126	$13,431

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. Our provision for loan losses for the three months ended March 31, 2021, is $67 thousand compared to $3.2 million in the same period of 2020, a decrease of $3.1 million.  As of March 31, 2021, and December 31, 2020, our allowance for loan losses was $18.4 million and $18.3 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for loan loss as a percentage of total loans was 0.74% at March 31, 2021 and 0.77% at December 31, 2020.

The following tables outline the amount of each loan classification and the amount categorized into each risk rating (in thousands):

	March 31, 2021
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
Non PCI Loans:	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$1,011,291	$418,604	$280,299	$680,635	$11,908	$2,402,737
Watch	38,170	1,234	245	4,489	52	44,190
Special mention	3,922	44	—	297	—	4,263
Substandard	3,381	3,007	79	238	38	6,743
Doubtful	—	—	—	48	—	48
Total	1,056,764	422,889	280,623	685,707	11,998	2,457,981

PCI Loans:
Pass	11,088	8,173	1,430	257	20	20,968
Watch	1,592	206	3,405	—	1	5,204
Special mention	17	58	—	—	—	75
Substandard	1,180	1,160	515	46	—	2,901
Doubtful	—	—	—	—	—	—
Total	13,877	9,597	5,350	303	21	29,148
Total loans	$1,070,641	$432,486	$285,973	$686,010	$12,019	$2,487,129

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2020
			Construction	Commercial
	Commercial	Consumer	and Land	and	Consumer
Non PCI Loans:	Real Estate	Real Estate	Development	Industrial	and Other	Total
Pass	$922,153	$417,302	$269,350	$625,836	$12,622	$2,247,263
Watch	66,287	14,218	3,296	7,673	137	91,611
Special mention	4,446	46	—	320	—	4,812
Substandard	3,967	2,020	81	261	30	6,359
Doubtful	—	86	—	48	—	134
Total	996,853	433,672	272,727	634,138	12,789	2,350,179

PCI Loans:
Pass	11,072	8,382	1,008	262	25	20,749
Watch	3,381	224	3,820	—	2	7,427
Special mention	19	57	—	—	—	76
Substandard	1,651	1,595	520	46	—	3,812
Doubtful	—	—	—	—	—	—
Total	16,123	10,258	5,348	308	27	32,064
Total loans	$1,012,976	$443,930	$278,075	$634,446	$12,816	$2,382,243

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

The following tables present an aging analysis of our loan portfolio (in thousands):

	March 31, 2021
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and	PCI	Current	Total
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	Loans	Loans	Loans
Commercial real estate	$565	$—	$1,495	$3,155	$5,215	$13,877	$1,051,549	$1,070,641
Consumer real estate	968	1,336	—	1,481	3,785	9,597	419,104	432,486
Construction and land development	643	—	—	11	654	5,350	279,969	285,973
Commercial and industrial	666	12	—	60	738	303	684,969	686,010
Consumer and other	3	—	—	32	35	21	11,963	12,019
Total	$2,845	$1,348	$1,495	$4,739	$10,427	$29,148	$2,447,554	$2,487,129

	December 31, 2020
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and	PCI	Current	Total
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	Loans	Loans	Loans
Commercial real estate	$134	$—	$67	$3,740	$3,941	$16,123	$992,912	$1,012,976
Consumer real estate	1,916	51	82	1,823	3,872	10,258	429,800	443,930
Construction and land development	245	—	—	12	257	5,348	272,470	278,075
Commercial and industrial	12	76	—	36	124	308	634,014	634,446
Consumer and other	14	5	—	22	41	27	12,748	12,816
Total	$2,321	$132	$149	$5,633	$8,235	$32,064	$2,341,944	$2,382,243

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans:

The following is an analysis of the impaired loan portfolio, including PCI loans, detailing the related allowance recorded (in thousands):

	March 31, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans without a valuation allowance:
Commercial real estate	$130	$130	$—	$3,871	$3,872	$—
Consumer real estate	1,880	1,882	—	888	888	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	2,010	2,012	—	4,759	4,760	—

Impaired loans with a valuation allowance:
Commercial real estate	3,155	3,155	251	—	—	—
Consumer real estate	459	462	132	428	428	116
Construction and land development	—	—	—	—	—	—
Commercial and industrial	109	109	109	146	146	121
Consumer and other	—	—	—	—	—	—
	3,723	3,726	492	574	574	237
PCI loans:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	1,210	1,347	158	1,827	2,086	88
Construction and land development	—	—	—	—	—	—
Commercial and industrial	266	233	216	270	234	218
Consumer and other	17	16	2	21	20	3
	1,493	1,596	376	2,118	2,340	309
Total impaired loans	$7,226	$7,334	$868	$7,451	$7,674	$546

	Three Months Ended March 31,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans without a valuation allowance:
Commercial real estate	$2,001	$1	$196	$3
Consumer real estate	1,384	12	550	4
Construction and land development	—	—	577	—
Commercial and industrial	—	—	—	—
Consumer and other	—	—	—	—
	3,385	13	1,323	7
Impaired loans with a valuation allowance:
Commercial real estate	1,577	102	198	2
Consumer real estate	444	5	984	9
Construction and land development	—	—	—	—
Commercial and industrial	128	2	159	2
Consumer and other	—	—	—	—
	2,149	109	1,341	13
PCI loans:
Commercial real estate	—	—	964	1
Consumer real estate	1,215	22	456	1
Construction and land development	—	—	231	—
Commercial and industrial	268	1	355	—
Consumer real estate	19	—	11	—
	1,502	23	2,017	2

Total impaired loans	$7,036	$145	$4,681	$22

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Troubled Debt Restructurings:

At March 31, 2021, and December 31, 2020, impaired loans included loans that were classified as TDRs. The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

As of March 31, 2021, and December 31, 2020, management had approximately $250 thousand and $257 thousand, respectively, in loans that met the criteria for TDR, none of which were on nonaccrual. A loan is placed back on accrual status when both principal and interest are current and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

There were no loans that were modified as a TDR during the three month period ended March 31, 2021, and one loan that was modified during the three month period ended March 31, 2020. There were no loans that were modified as TDRs during the past three months and for which there was a subsequent payment default.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. The Coronavirus Aid Relief and Economic Security (“CARES”) Act along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 does not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. See Note 1 Presentation of Financial Information for more information.  At March 31, 2021, the Company had 10 loans remaining under COVID-19 modifications that amounted to $1.7 million, or 0.07% of the total loans outstanding.

Foreclosure Proceedings and Balances:

As of March 31, 2021, there was no residential property secured by real estate included in other real estate owned and there were three residential real estate loans totaling $448 thousand in the process of foreclosure.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchased Credit Impaired Loans:

The Company has acquired loans where there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Commercial real estate	$21,221	$23,787
Consumer real estate	12,011	12,692
Construction and land development	968	1,812
Commercial and industrial	6,463	6,521
Consumer and other	122	161
Total loans	40,785	44,973
Less: Remaining purchase discount	(11,637)	(12,909)
Total loans, net of purchase discount	29,148	32,064
Less: Allowance for loan losses	(376)	(309)
Carrying amount, net of allowance	$28,772	$31,755

Activity related to the accretable yield on loans acquired with deteriorated credit quality is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Accretable yield, beginning of period	$16,889	$8,454
Additions	—	2,515
Accretion income	(1,931)	(2,077)
Reclassification	337	1,916
Other changes, net	(590)	171
Accretable yield, end of period	$14,705	$10,979

Note 6. Goodwill and Intangible Assets

In accordance with FASB ASC 350, Goodwill and Other, regarding testing goodwill for impairment provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year. Considering the recent economic conditions resulting from the COVID-19 pandemic the Company performed a Step 1 goodwill impairment test (which compares the fair value of a reporting unit with its carrying amount, including goodwill) at December 31, 2020, the results indicated that there was no impairment. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	March 31,	December 31,
	2021	2020
Goodwill:
Balance, beginning of period	$74,135	$65,614
Acquisition of PFG	323	8,521
Balance, end of the period	$74,458	$74,135

	Core Deposit	Insurance Agency	Insurance Agency
Amortized other intangible assets:	Intangibles	Customer Relationships	Tradename	Total
Beginning balance January 1, 2021, gross	$15,920	$1,064	$63	$17,047
Less: accumulated amortization	(4,935)	(206)	(14)	(5,155)
Balance, March 31, 2021, other intangible assets, net	$10,985	$858	$49	$11,892

Beginning balance January 1, 2020	$14,550	$-	$-	$14,550
Acquisition of PFG	1,370	1,064	63	2,497
Balance, December 31, 2020, other intangible assets, gross	15,920	1,064	63	17,047
Less: accumulated amortization	(4,540)	(161)	(10)	(4,711)
Balance, December 31, 2020, other intangible assets, net	$11,380	$903	$53	$12,336

The aggregate amortization of core deposit intangibles expense for the three month periods ended March 31, 2021 and 2020, was $397 thousand and $362 thousand, respectively.

The estimated aggregate amortization expense for future periods for core deposit intangibles is as follows (in thousands):

Remainder of 2021	$1,316
2022	1,697
2023	1,636
2024	1,588
2025	1,531
Thereafter	4,124
Total	$11,892

Note 7. Borrowings and Line of Credit

Borrowings:

At March 31, 2021, total borrowings were $82.6 million compared to $81.2 million at December 31, 2020.  Borrowings consist of the following (dollars in thousands):

	March 31,	December 31,
	2021	2020
Securities sold under customer repurchase agreements	$7,250	$5,803
FHLB borrowings	75,000	75,000
Other borrowings	392	396
Total	$82,642	$81,199

Securities Sold Under Agreements to Repurchase:

At March 31, 2021 and December 31, 2020, the Company had securities sold under agreements to repurchase of $7.3 million and $5.8 million, respectively, with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $6.8 million and $7.6 million at March 31, 2021 and December 31, 2020, respectively.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Line of Credit:

The Company has a Loan and Security Agreement and revolving note with ServisFirst Bank, pursuant to which ServisFirst Bank has made a $25.0 million revolving line of credit available to the Company. The maturity of the line of credit is September 24, 2021. At March 31, 2021, there was no outstanding balance under the line of credit, and the entire amount of the line of credit remained available to the Company.

Note 8. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three month periods ending March 31, 2021 and 2020, respectively, was $288 thousand and $251 thousand.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At March 31, 2021, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which had 21,886 rights issued and 1,834,427 Rights available for future grants or awards.

In addition, the Company has 19,250 Rights issued from the Cornerstone Bancshares, Inc. 2002 Long Term Incentive Plan, 40,250 Rights issued from the Cornerstone Non-Qualified Plan Options, and 2,266 Rights issued from the Capstone Stock Option Plan. These plans do not have any Rights available for future grants or awards.

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2020	99,617	$10.19
Granted	—	—
Exercised	(15,965)	9.24
Forfeited	—	—
Outstanding at March 31, 2021	83,652	$10.37

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company did not recognize any stock option-based compensation expense during the three months ended March 31, 2021 and 2020, respectively, as all stock options issued are fully vested.

Information pertaining to stock options outstanding at March 31, 2021, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$6.60	19,250	0.95 years	$6.60	19,250	$6.60
9.48	18,000	1.95 years	9.48	18,000	9.48
9.60	22,250	2.75 years	9.60	22,250	9.60
11.76	2,266	1.25 years	11.76	2,266	11.76
15.05	21,886	4.28 years	15.05	21,886	15.05
Outstanding, end of period	83,652	2.52 years	$10.37	83,652	$10.37

The intrinsic value of options exercised during the three month periods ended March 31, 2021 and 2020, was $192 thousand and $65 thousand, respectively.  The aggregate intrinsic value of total options outstanding and exercisable options at March 31, 2021, was $944 thousand. Cash received from options exercised under all share-based payment arrangements for the three month period ended March 31, 2021 was $147 thousand.

No options vested during the periods ended March 31, 2021, and 2020, respectively. The income tax expense/benefit recognized for the exercise of options during the three months ended March 31, 2021 and 2020, was a benefit of $1 thousand and $23 thousand, respectively.

As of March 31, 2021, all options were fully vested and currently no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended March 31, 2021 is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2020	100,218	$19.07
Granted	48,967	20.08
Vested	(3,918)	22.44
Forfeited/expired	—	—
Balance at March 31, 2021	145,267	$19.32

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the three months ended March 31, 2021 and 2020, was $201 thousand and $110 thousand, respectively. As of March 31, 2021, there was $1.8 million, respectively, of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 3.19 years. The grant-date fair value of restricted stock awards vested was $88 thousand for the period ended March 31, 2021.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Appreciation Rights ("SARs"):

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2020	73,000	$19.02
Granted	22,000	20.70
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2021	95,000	$19.41

Information pertaining to SARs outstanding at March 31, 2021, is as follows:

	SARs Outstanding			SARs Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.19	18,000	2.75 years	$15.19	—	$—
18.12	21,000	1.75 years	18.12	—	—
20.70	22,000	3.76 years	20.70	—	—
21.61	34,000	0.75 years	21.61	34,000	21.61
Outstanding, end of period	95,000	2.05 years	$19.41	34,000	$21.61

SARs compensation expense of $49 thousand and ($118) thousand was recognized for the three month periods ended March 31, 2021 and 2020, respectively. The credit in expense for the three month period ended March 31, 2020, was due to adjustments related to the fair value evaluation of SARs.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Commitments to extend credit	$542,825	$476,841
Standby letters of credit	6,920	5,261

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At March 31, 2021, and December 31, 2020, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$72,257	$—	$72,257	$—
Municipal securities	90,129	—	90,129	—
Other debt securities	26,055	—	26,055	—
Mortgage-backed securities (GSEs)	62,496	—	62,496	—
Total securities available-for-sale	$250,937	$—	$250,937	$—

Liabilities:
Derivative financial instruments	$4,008	$—	$4,008	$—

December 31, 2020:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$30,530	$—	$30,530	$—
Municipal securities	91,989	—	91,989	—
Other debt securities	25,118	—	25,118	—
Mortgage-backed securities (GSEs)	67,997	—	67,997	—
Total securities available-for-sale	$215,634	$—	$215,634	$—

Liabilities:
Derivative financial instruments	$6,174	—	$6,174	—

During the three month period ending March 31, 2021, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021:
Impaired loans	$4,348	$—	$—	$4,348
Other real estate owned	3,946	—	—	3,946

December 31, 2020:
Impaired loans	$2,455	$—	$—	$2,455
Other real estate owned	4,619	—	—	4,619

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
March 31, 2021:
Impaired loans	$4,348	Appraisal	Appraisal discounts	17%
Other real estate owned	3,946	Appraisal	Appraisal discounts	27%

December 31, 2020:
Impaired loans	$2,455	Appraisal	Appraisal discounts	9%
Other real estate owned	4,619	Appraisal	Appraisal discounts	22%

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
March 31, 2021:
Assets:
Cash and cash equivalents	$556,701	$556,701	$—	$—	$556,701
Securities available-for-sale	250,937	—	250,937	—	250,937
Other investments	14,728	N/A	N/A	N/A	N/A
Loans, net and loans held for sale	2,476,629	—	—	2,477,120	2,477,120

Liabilities:
Noninterest-bearing demand deposits	777,968	—	777,968	—	777,968
Interest-bearing demand deposits	683,887	—	683,887	—	683,887
Money market and savings deposits	1,073,941	—	1,073,941	—	1,073,941
Time deposits	512,417	—	515,440	—	515,440
Borrowings	82,642	—	83,743	—	83,743
Subordinated debt	39,367	—	—	40,866	40,866
Derivative financial instruments	4,008	—	4,008	—	4,008

December 31, 2020:
Assets:
Cash and cash equivalents	$481,719	$481,719	$—	$—	$481,719
Securities available-for-sale	215,634	—	215,634	—	215,634
Other investments	14,794	N/A	N/A	N/A	N/A
Loans, net and loans held for sale	2,375,618	—	—	2,377,581	2,377,581

Liabilities:
Noninterest-bearing demand deposits	685,957	—	685,957	—	685,957
Interest-bearing demand deposits	649,129	—	649,129	—	649,129
Money market and savings deposits	919,631	—	919,631	—	919,631
Time deposits	550,498	—	554,120	—	554,120
Borrowings	81,199	—	82,892	—	82,892
Subordinated debt	39,346	—	—	40,550	40,550
Derivative financial instruments	6,174	—	6,174	—	6,174

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
March 31, 2021:
Interest rate swap agreements - securities	Other liabilities	6.18	3.09%	3 month LIBOR	$36,000	$(4,008)

December 31, 2020:
Interest rate swap agreements - securities	Other liabilities	7.13	3.08%	3 month LIBOR	$36,000	$(6,174)

The effects of the Company’s fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Interest income on tax-exempt securities	$564	$440
Effects of fair value hedge relationships	(305)	(157)
Reported interest income on tax-exempt securities	$259	$283

	Three Months Ended
	March 31,
Gain (loss) on fair value hedging relationship	2021	2020
Interest rate swap agreements - securities:
Hedged items	$(4,008)	$(6,885)
Derivative designated as hedging instruments	$4,008	$6,885

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in thousands):

		Cumulative Amount of Fair
		Value Hedging Adjustment
	Carrying Amount	Included in Other Comprehensive
Line item on the balance sheet	of the Hedged Assets	Income
March 31, 2021:
Securities available-for-sale	$43,073	$250
December 31, 2020:
Securities available-for-sale	$44,017	$(1,063)

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		March 31,	December 31,
	Classification	2021	2020
Assets:
Operating lease right-of-use assets	Other assets	$4,588	$4,797
Liabilities:
Operating lease liabilities	Other liabilities	$4,625	$4,827

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

As of March 31, 2021, the weighted average remaining lease term was 11.32 years and the weighted average discount rate was 2.73%.

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

	Three Months Ended
	March 31,
	2021	2020
Lease costs:
Operating lease costs	$240	$237
Variable lease costs	24	26
Total	$264	$263
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$233	$230

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2021, were as follows (in thousands):

Amounts
March 31, 2022	$571
March 31, 2023	623
March 31, 2024	485
March 31, 2025	366
March 31, 2026	348
Thereafter	3,032
Total future minimum lease payments	5,425
Amounts representing interest	(800)
Present value of net future minimum lease payments	$4,625

Note 13. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At March 31, 2021, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the three months ended March 31, 2021, the Bank paid $5.0 million in dividends to the Company and the Company paid a quarterly common stock dividend of $0.06 per share. The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

Regulatory Capital Levels:

Actual and required capital levels at March 31, 2021, and December 31, 2020 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$337,484	13.62%	$198,250	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	279,747	11.29%	148,687	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	279,747	11.29%	111,515	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	279,747	8.55%	130,918	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$323,288	13.05%	$198,174	8.00%	$247,718	10.00%
Tier 1 Capital (to Risk Weighted Assets)	304,918	12.31%	148,631	6.00%	198,174	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	304,918	12.31%	111,473	4.50%	161,017	6.50%
Tier 1 Capital (to Average Assets)[2]	304,918	9.33%	130,783	4.00%	163,479	5.00%

December 31, 2020
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$329,431	14.07%	$187,303	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	271,739	11.61%	140,477	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	271,739	11.61%	105,358	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	271,739	8.70%	125,002	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$317,660	13.57%	$187,294	8.00%	$234,117	10.00%
Tier 1 Capital (to Risk Weighted Assets)	299,314	12.78%	140,470	6.00%	187,294	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	299,314	12.78%	105,353	4.50%	152,176	6.50%
Tier 1 Capital (to Average Assets)	299,314	9.58%	124,969	4.00%	156,212	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended March 31, 2021
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, December 31, 2020	$2,968	$(785)	$2,183

Other comprehensive income (loss)	(2,070)	970	(1,100)
Reclassification of amounts included in net income	—	—	—
Net other comprehensive income (loss) during period	(2,070)	970	(1,100)

Ending balance, March 31, 2021	$898	$185	$1,083

	Three Months Ended March 31, 2020
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, December 31, 2019	$391	$(223)	$168

Other comprehensive income (loss)	851	(2,266)	(1,415)
Reclassification of amounts included in net income	—	—	—
Net other comprehensive income (loss) during period	851	(2,266)	(1,415)

Ending balance, March 31, 2020	$1,242	$(2,489)	$(1,247)

Note 15. Subsequent Events

On April 14, 2021, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Sevier County Bancshares, Inc., a Tennessee corporation (“SCB”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, SCB will merge with and into the Company, with the Company continuing as the surviving entity (the "Merger"). Following the Merger, Sevier County Bank, a Tennessee state-chartered banking association and wholly-owned subsidiary of SCB, will merge with and into the Bank, with the Bank continuing as the surviving bank.

Subject to the terms, conditions and adjustments set forth in the Merger Agreement, at the effective time of the Merger, (i) each share of SCB common stock owned by a holder of 20,000 or more shares of SCB common stock will be converted into the right to receive 0.4116 of a share of SmartFinancial common stock (the “Per Share Stock Consideration”) and (ii) each share of SCB common stock owned by a holder of fewer than 20,000 shares of SCB common stock will, at the election of such holder, be entitled to receive either (A) the Per Share Stock Consideration, or (B) an amount of cash equal to the Per Share Stock Consideration multiplied by the average closing price of SmartFinancial common stock as reported on the NASDAQ for the 10 consecutive trading days ending on the trading day immediately prior to the date that is five business days prior to the closing date (the “Per Share Cash Consideration”).  Further, if SCB’s consolidated shareholders’ equity (as calculated in accordance with the Merger Agreement) is less than $30,326,000, then the Per Share Stock Consideration and Per Share Cash Consideration shall automatically be adjusted downward by an amount that is reflective of the overall shortfall. Additionally, at the effective time of the Merger, each share of SCB common stock subject to vesting restrictions shall become fully vested and converted automatically into the right to receive the merger consideration. Based upon SmartFinancial’s closing share price of $21.25 on April 13, 2021 and assuming that SCB’s

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

consolidated shareholders’ equity is at least $30,326,000, the implied merger consideration per share of SCB common stock is $8.75, with an aggregate transaction value of approximately $38.2 million.

The Merger Agreement contains customary representations, warranties, and covenants of both SmartFinancial and SCB. The completion of the Merger is subject to approval of SCB shareholders, regulatory approvals, and other customary closing conditions, and is expected to be completed in the third quarter of 2021.

On May 2, 2021, the Bank entered into a Purchase Agreement (the “Purchase Agreement”) with the members of Fountain Leasing, LLC, a Tennessee limited liability Company (“Fountain”), pursuant to which SmartBank will acquire all of the membership interests of Fountain (the “Acquisition”). The Acquisition was subsequently completed on May 3, 2021.  In accordance with the Purchase Agreement, the Bank paid $14 million in cash to the members of Fountain at closing, and repaid approximately $45 million of Fountain’s indebtedness. In addition to the closing consideration, the Purchase Agreement contains a performance-based earnout, pursuant to which the former members of Fountain could be entitled to up to $6 million in future cash payments from the Bank. Following the completion of the Acquisition, the Bank changed the name of Fountain to “Fountain Equipment Finance, LLC”.

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

Forward-Looking Statement

SmartFinancial, Inc. (“SmartFinancial”) may from time to time make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, including statements regarding the effects of the COVID-19 pandemic on the Company’s business and financial results and conditions, are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	weakness or a decline in the U.S. economy, in particular in Tennessee, and other markets in which we operate;
●	the possibility that our asset quality would decline or that we experience greater loan losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business, including changes to statutes, regulations or regulatory policies or practices as a result of, or in response to the COVID-19 pandemic;
●	negative changes in the real estate markets in which we operate and have our primary lending activities, which may result in an unanticipated decline in real estate values in our market area;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	expected revenue synergies and cost savings from the proposed acquisition of Sevier County Bancshares, Inc. (“SCB”) and our recently completed acquisition of Fountain Leasing, LLC (“Fountain”) may not be fully realized or may take longer than anticipated to be realized;
●	disruption from the merger with customers, suppliers or employees or other business partners’ relationships;
●	the risk of successful integration of SCB’s and Fountain’s businesses with our business;
●	lower than expected revenue following the acquisitions of SCB and Fountain;

●	SmartFinancial’s ability to manage the combined company’s growth following the acquisitions;
●	the dilution caused by SmartFinancial’s issuance of additional shares of its common stock in connection with the SCB merger;
●	cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market;
●	results of examinations by our primary regulators, the TDFI, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan portfolio;
●	unanticipated credit deterioration in our loan portfolio or higher than expected loan losses within one or more segments of our loan portfolio;
●	unexpected significant declines in the loan portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of the Company’s participation in and execution of government programs related to the COVID-19 pandemic;
●	the impact of the COVID-19 pandemic on the Company’s assets, business, cash flows, financial condition, liquidity, prospects and results of operations;
●	potential increases in the provision for loan losses resulting from the COVID-19 pandemic; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the first quarter of 2021:

●	Successfully completed the hiring of an experienced banking team in the Gulf Coast Region.
●	Originated 1,231 Paycheck Protection Program (“PPP”) loans totaling $119.5 million.

●	Net income totaled $9.8 million, or $0.65 per diluted common share, during the first quarter of 2021 compared to $2.7 million, or $0.19 per diluted common share, for the same period in 2020.
●	Annualized return on average assets was 1.18% at March 31, 2021 compared to 0.43% at March 31, 2020.
●	On December 21, 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal, included as a component of appropriations legislation, was passed by Congress to provide economic stimulus to individuals and businesses in further response to the economic distress caused by the COVID-19 pandemic. Among other things, the legislation includes (i) payments of $600 for individuals making up to $75,000 per year, (ii) extension of the Federal Pandemic Unemployment Compensation program to include a $300 weekly enhancement in unemployment benefits beginning after December 26, 2020 up to March 14, 2021, (iii) a temporary and targeted rental assistance program, and extends the eviction moratorium through January 31, 2021, (iv) targeted funding related to transportation, education, agriculture, nutrition and other public health measures, and (v) approximately $325 billion for small business relief, including approximately $284 billion for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.

Analysis of Results of Operations

First quarter of 2021 compared to 2020

Net income was $9.8 million, or $0.65 per diluted common share, for the first quarter of 2021, compared to $2.7 million, or $0.19 per diluted common share, for the first quarter of 2020.  The tax equivalent net interest margin was 3.48% for the first quarter of 2021 compared to 3.90% for the first quarter of 2020. Noninterest income to average assets was 0.69% for the first quarter of 2021, increasing from 0.44% for the first quarter of 2020. Noninterest expense to average assets decreased to 2.35% in the first quarter of 2021, from 2.96% in the first quarter of 2020.

Net Interest Income and Yield Analysis

First quarter of 2021 compared to 2020

Net interest income, taxable equivalent, increased to $26.4 million for the first quarter of 2021, up from $22.7 million for the first quarter of 2020. Net interest income was positively impacted, compared to the prior year, primarily by the full-quarters effects of the Company’s March 1, 2020 acquisition of PFG, the increase in loan balances and the reduction in interest expense on interest bearing liabilities.  Average interest-earning assets increased from $2.34 billion for the first quarter of 2020, to $3.08 billion for the first quarter of 2021, primarily as a result of the acquisition of PFG being completed on March 1, 2020, the Company’s participation in the PPP, and the increase in our overall liquidity position. Over this period, average loan balances increased by $445.5 million, average interest-bearing deposits increased by $415.9 million, average noninterest-bearing deposits increased $327.8 million and average borrowings increased $29.9 million. The tax equivalent net interest margin decreased to 3.48% for the first quarter of 2021, compared to 3.90% for the first quarter of 2020. The yield on earning assets decreased from 4.83% for the first quarter of 2020, to 3.88% for the first quarter of 2021, primarily due to rate cuts by the Federal Reserve over the past year and, to a lesser extent, loan yields declining from market competition. The cost of average interest-bearing deposits decreased from 1.10% for the first quarter of 2020, to 0.44% for the first quarter of 2021, primarily due to a lower interest rate environment during the period.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2021			2020
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans, including fees[1]	$2,428,499	27,943	4.67%	$1,982,997	26,389	5.35%
Loans held for sale	7,913	75	3.82%	4,294	45	4.24%
Taxable securities	136,492	724	2.15%	116,837	679	2.34%
Tax-exempt securities[2]	90,849	409	1.82%	70,397	400	2.28%
Federal funds sold and other earning assets	417,144	291	0.28%	165,512	602	1.46%
Total interest-earning assets	3,080,897	29,442	3.88%	2,340,037	28,115	4.83%
Noninterest-earning assets	275,272			216,498
Total assets	$3,356,169			$2,556,535

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$641,214	$256	0.16%	$389,500	$434	0.45%
Money market and savings deposits	983,893	821	0.34%	664,983	1,389	0.84%
Time deposits	526,062	1,254	0.97%	680,830	2,931	1.73%
Total interest-bearing deposits	2,151,169	2,331	0.44%	1,735,313	4,754	1.10%
Borrowings	81,837	117	0.58%	51,921	89	0.69%
Subordinated debt	39,354	584	6.01%	39,269	584	5.98%
Total interest-bearing liabilities	2,272,360	3,032	0.54%	1,826,503	5,427	1.20%
Noninterest-bearing deposits	700,962			373,125
Other liabilities	21,928			27,215
Total liabilities	2,995,250			2,226,843
Shareholders' equity	360,919			329,692
Total liabilities and shareholders’ equity	$3,356,169			$2,556,535
Net interest income, taxable equivalent		$26,410			$22,689
Interest rate spread			3.33%			3.63%
Tax equivalent net interest margin			3.48%			3.90%

Percentage of average interest-earning assets to average interest-bearing liabilities			135.58%			128.12%
Percentage of average equity to average assets			10.75%			12.90%

1Loans include PPP loans with an average balance of $312.6 million for the three month period ended March 31, 2021.  No PPP loans are included in the three month period ended March 31, 2020. Loan fees included in loan income was $2.9 million and $886 thousand for the three month periods ended March 31, 2021 and 2020, respectively. Loan fee income for the three month period ended March 31, 2021, includes $2.4 million accretion of loan fees on PPP loans.  No loan fees on PPP loans are included in the three month period ended March 31, 2020.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $150 thousand for the three month period ended March 31, 2021 and $117 thousand for the three month period ended March 31, 2020.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Service charges on deposit accounts	$1,009	$770
Mortgage banking	1,139	584
Investment services	531	437
Insurance commissions	1,466	269
Interchange and debit card transaction fees, net	839	276
Other	707	482
Total noninterest income	$5,691	$2,818

First quarter of 2021 compared to 2020

Noninterest income increased by $2.9 million, or 102.0%, during the first quarter of 2021 compared to the same period in 2020. This quarterly change in total noninterest income primarily resulted from the following:

●	Increase in service charges on deposit accounts of $239 thousand, related to the PFG acquisition, deposit growth and transaction volume;
●	Increase in mortgage banking of $555 thousand, from increased volume due to low rate environment;
●	Increase in insurance commissions of $1.2 million, primarily from commissions of $815 thousand from the placement of life insurance policies and an insurance agency acquired in the PFG acquisition;
●	Increase in interchange and debit card transaction fees, net of $563 thousand, related to increased volume, deposit growth and the PFG acquisition: and
●	Increase in other of $225 thousand, primarily from the increase in cash surrender value of bank owned life insurance (“BOLI”) of $208 thousand from the additional BOLI purchased during the first quarter of 2021.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Salaries and employee benefits	$10,869	$10,006
Occupancy and equipment	2,341	1,911
FDIC insurance	371	180
Other real estate and loan related expense	602	545
Advertising and marketing	190	198
Data processing and technology	1,379	1,008
Professional services	641	711
Amortization of intangibles	444	362
Merger related and restructuring expenses	103	2,096
Other	2,524	1,776
Total noninterest expense	$19,464	$18,793

First quarter of 2021 compared to 2020

Noninterest expense increased by $671 thousand, or 3.6%, in the first quarter of 2021 as compared to the same period in 2020. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits of $863 thousand, due to the overall franchise growth, including the acquisition of PFG;
●	Increase in occupancy and equipment of $430 thousand, due to ongoing infrastructure and facilities added to accommodate growth in operations and the additional branches of the PFG acquisition;
●	Increase in FDIC insurance of $191 thousand, related to asset growth stemming from our acquisition of PFG, deposit growth and production of PPP loans.
●	Increase in data processing and technology of $371 thousand, primarily due to implementation of new contactless chip card and tier pricing adjustments from our core system provider; and
●	Increase in other noninterest expenses of $748 thousand, primarily from an equity method investment in a start-up fintech company.

Taxes

First quarter of 2021 compared to 2020

In the first quarter of 2021 income tax expense totaled $2.7 million compared to $664 thousand a year ago. The effective tax rate was approximately 21.5% in the first quarter of 2021 compared to 19.6% a year ago. The higher effective tax rate for the first quarter of 2021 compared to same quarter in 2020 was due to utilization of an NOL carryforward in March 2020 that was available as part of the CARES Act.

Loan Portfolio

The Company had total net loans outstanding, including organic and purchased loans, of approximately $2.47 billion at March 31, 2021 compared to $2.36 billion at December 31, 2020. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan portfolio.

Organic Loans

Our organic net loans, which excludes loans purchased through acquisitions, increased by $142.8 million, or 7.2%, from December 31, 2020, to $2.12 billion at March 31, 2021.  Included in the growth was $119.5 million of PPP loans that were originated and funded during the first quarter of 2021 and offset by $82.0 million in forgiven PPP loans.  Total net deferred fees associated with the PPP loans originated during the first quarter of 2021 was approximately $5.6 million with $116 thousand accreted into income.

Purchased Loans

Purchased non-credit impaired loans, net of $315.8 million at March 31, 2021 decreased by $34.9 million from December 31, 2020.  Since December 31, 2020, our net purchased credit impaired (“PCI”) loans, net decreased by $3.0 million to $28.8 million at March 31, 2021. The decrease in purchased non-credit impaired loans and PCI loans is related to maturities, paydowns and payoffs.

The following tables summarize the composition of our loan portfolio for the periods presented (dollars in thousands):

	March 31, 2021
		Purchased	Purchased
		Non-Credit	Credit		% of
	Organic	Impaired	Impaired	Total	Gross
	Loans	Loans	Loans	Amount	Total
Commercial real estate-mortgage	$883,521	$173,243	$13,877	$1,070,641	43.0%
Consumer real estate-mortgage	315,709	107,180	9,597	432,486	17.4%
Construction and land development	269,575	11,048	5,350	285,973	11.5%
Commercial and industrial	662,337	23,370	303	686,010	27.6%
Consumer and other	9,459	2,539	21	12,019	0.5%
Total gross loans receivable, net of deferred fees	2,140,601	317,380	29,148	2,487,129	100.0%
Allowance for loan losses	(16,411)	$(1,583)	(376)	(18,370)
Total loans, net	$2,124,190	$315,797	$28,772	$2,468,759

	December 31, 2020
		Purchased	Purchased
		Non-Credit	Credit		% of
	Organic	Impaired	Impaired	Total	Gross
	Loans	Loans	Loans	Amount	Total
Commercial real estate-mortgage	$807,913	$188,940	$16,123	$1,012,976	42.5%
Consumer real estate-mortgage	313,582	120,090	10,258	443,930	18.6%
Construction and land development	259,622	13,105	5,348	278,075	11.7%
Commercial and industrial	607,212	26,926	308	634,446	26.6%
Consumer and other	9,250	3,539	27	12,816	0.5%
Total gross loans receivable, net of deferred fees	1,997,579	352,600	32,064	2,382,243	100.0%
Allowance for loan losses	(16,154)	(1,883)	(309)	(18,346)
Total loans, net	$1,981,425	$350,717	$31,755	$2,363,897

Loan Portfolio Maturities

The following table sets forth the maturity distribution of our loans at March 31, 2021, including the interest rate sensitivity for loans maturing after one year (in thousands):

					Rate Structure for Loans
					Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$108,966	$465,687	$495,988	$1,070,641	$751,532	$210,143
Consumer real estate-mortgage	30,112	169,217	233,157	432,486	202,830	199,544
Construction and land development	51,168	129,351	105,454	285,973	109,451	125,354
Commercial and industrial	79,939	546,200	59,871	686,010	562,078	43,993
Consumer and other	4,491	6,861	667	12,019	7,149	379
Total Loans	$274,676	$1,317,316	$895,137	$2,487,129	$1,633,040	$579,413

Nonaccrual, Past Due, and Restructured Loans

Nonperforming loans as a percentage of total gross loans, net of deferred fees, was 0.25% as of March 31, 2021, and 0.24% as of December 31, 2020, respectively. Total nonperforming assets as a percentage of total assets as of March 31, 2021 totaled 0.29% compared to 0.31% as of December 31, 2020. Acquired PCI loans that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets.

The following table summarizes the Company’s nonperforming assets for the periods presented (in thousands):

	March 31,	December 31,
	2021	2020
Nonaccrual loans	$4,739	$5,633
Accruing loans past due 90 days or more	1,495	149
Total nonperforming loans	6,234	5,782
Other real estate owned	3,946	4,619
Total nonperforming assets	$10,180	$10,401
Restructured loans not included above	$250	$257

Potential Problem Loans

At March 31, 2021 potential problem loans amounted to approximately $6.9 million or 0.29% of total loans outstanding. Potential problem loans, which are not included in nonperforming loans, represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Bank’s primary regulators for loans classified as substandard or worse, but not considered nonperforming loans.

COVID-19 Loan Modifications

As a result of the CARES Act, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic.  At March 31, 2021, the Company had 10 loans remaining under COVID-19 modifications that amounted to $1.7 million, or 0.07% of the total loans outstanding.

Allocation of the Allowance for Loan Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan portfolio. Our provision for loan losses for the three months ended March 31, 2021, is $67 thousand compared to $3.2 million in the same period of 2020, a decrease of $3.1 million.  The allowance for loan loss provision for the quarter ended March 31, 2020, increased due to the onset of the COVID-19 pandemic and related economic uncertainty.   As of March 31, 2021, and December 31, 2020, our allowance for loan losses was $18.4 million and $18.3 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for loan loss as a percentage of total loans was 0.74% at March 31, 2021 and 0.77% at December 31, 2020.

Our purchased loans were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans will be accreted into income over the life of the loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition. As of March 31, 2021, the notional balances on PCI loans was $40.8 million while the carrying value was $29.1 million. At March 31, 2021, there was an allowance on PCI loans of $376 thousand.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans for the periods presented, and the percentage of loans in each category to total loans (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$7,637	43.0%	$7,579	42.5%
Consumer real estate-mortgage	3,308	17.4%	3,471	18.6%
Construction and land development	1,968	11.5%	2,076	11.7%
Commercial and industrial	5,347	27.6%	5,107	26.6%
Consumer and other	110	0.5%	113	0.5%
Total allowance for loan losses	$18,370	100.0%	$18,346	100.0%

The allocation by category is determined based on the loans individually assigned risk rating, if applicable, and environmental factors applicable to each category of loans. For impaired loans, those loans are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired, non PCI, loans were approximately $237 thousand at December 31, 2020, compared to $492 thousand at March 31, 2021.

Analysis of the Allowance for Loan Losses

The following is a summary of changes in the allowance for loan losses for the periods presented including the ratio of the allowance for loan losses to total loans as of the end of each period (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$18,346	$10,243
Provision for loan losses	67	3,200
Charged-off loans:
Commercial real estate-mortgage	—	—
Consumer real estate-mortgage	—	(2)
Construction and land development	—	—
Commercial and industrial	—	(8)
Consumer and other	(120)	(76)
Total charged-off loans	(120)	(86)
Recoveries of previously charged-off loans:
Commercial real estate-mortgage	3	2
Consumer real estate-mortgage	16	6
Construction and land development	—	2
Commercial and industrial	3	42
Consumer and other	55	22
Total recoveries of previously charged-off loans	77	74
Net loan charge-offs	(43)	(12)
Balance at end of period	$18,370	$13,431
Ratio of allowance for loan losses to total loans outstanding at end of period	0.74%	0.63%
Ratio of net loan charge-offs to average loans outstanding for the period	—%	—%

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

Securities Portfolio

Our securities portfolio, consisting primarily of Federal agency bonds, state and municipal securities, and mortgage-backed securities, amounted to fair values of $250.9 million and $215.6 million at March 31, 2021 and December 31, 2020, respectively. Our investments to assets ratio increased from 6.5% at December 31, 2020 to 7.1% at March 31, 2021. Our securities portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income. All of the Company’s securities are designated as available-for-sale.

The following table shows the amortized cost of the Company’s securities, all investment securities were classified as available for sale (in thousands):

	March 31,	December 31,
	2021	2020
U.S. Government-sponsored enterprises (GSEs)	$73,905	$30,526
Municipal securities	88,509	89,644
Other debt securities	26,019	25,019
Mortgage-backed securities	61,294	66,425
Total securities	$249,727	$211,614

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at March 31, 2021. The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs (dollars in thousands):

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Government agencies	$—	$124	$26,130	$47,651	$73,905
State and political subdivisions	4,947	3,460	6,324	73,778	88,509
Other debt securities	—	985	24,534	500	26,019
Mortgage-backed securities	—	4,017	12,354	44,923	61,294
Total securities	$4,947	$8,586	$69,342	$166,852	$249,727
Weighted average yield (1)	1.90%	1.43%	2.92%	2.46%	2.54%
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of March 31, 2021, brokered deposits represented approximately 1.7% of total deposits.

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended March 31, 2021 was 0.44% compared to 1.10% for the same period in 2020. The decreased cost of interest-bearing deposits was due to changes in rates caused by federal rate-changes during the periods.

Total deposits as of March 31, 2021 were $3.05 billion, which was an increase of $243.0 million from December 31, 2020. This increase was primarily from organic deposit growth. As of March 31, 2021, the Company had outstanding time deposits under $250,000 with balances of $383.5 million and time deposits over $250,000 with balances of $129.0 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

March 31,
2021
Three months or less	$32,161
Three to six months	26,770
Six to twelve months	36,117
More than twelve months	33,906
Total	$128,954

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Borrowings totaled $82.6 million at March 31, 2021, and primarily consisted of $75.0 million in FHLB borrowings and short-term borrowings totaled $7.2 million and consisted entirely of securities sold under repurchase agreements. Long-term debt totaled $39.4 million at March 31, 2021, and $39.3 million at December 31, 2020, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see "Part I - Item 1. Consolidated Financial Statements - Note 7 – Borrowings and Line of Credit."

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At March 31, 2021 and December 31, 2020, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements - Note 13 - Regulatory Matters.”

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At March 31, 2021, we had $542.8 million of pre-approved but unused lines of credit and $6.9 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  For more information regarding our off balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements - Note 9 – Commitments and Contingent Liabilities.”

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

			Maximum Percentage Decline
			in Net Interest
			Income from the Budgeted
	Estimated % Change in Net		or Base Case
	Interest Income Over 12		Projection of Net Interest
	Months		Income
March 31, 2021:	Increase +	Decrease -	Next 12 Months
An instantaneous, parallel rate increase or decrease of the following at the beginning of the third quarter:
± 100 basis points	6.22%	(0.81)%	8%
± 200 basis points	12.66%	(1.23)%	14%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

			Maximum
			Percentage
			Decline in
			Economic Value
			of Equity from
			the Economic
			Value of Equity
	Current Estimated Instantaneous		at Currently
	Rate Change		Prevailing
March 31, 2021:	Increase +	Decrease -	Interest Rates

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
±100 basis points	5.29%	(7.48)%	10%
±200 basis points	9.26%	(8.03)%	15%

At March 31, 2021, our model results indicated that we were within these policy limits.

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

The Company has $4.9 million in investments that mature throughout the next 12 months. The Company also anticipates $16.7 million of principal payments from mortgage-backed securities over the same period. The Company also has unused borrowing capacity in the amount of $276.7 million available with the Federal Reserve, FHLB, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required for a Smaller Reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2021 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I--Item 1A--Risk Factors” in our Form 10-K for the year ended December 31, 2020. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Please be aware that these risks may change over time and other risks may prove to be important in the future.  In addition, these risks may be heightened by the continued disruption and uncertainty resulting from COVID-19. There have been no material changes from the risk factors described in our Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors has authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of March 31, 2021, we have purchased $5.5 million of the authorized $10.0 million and may purchase up to an additional $4.5 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended March 31, 2021.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
January 1, 2021 to January 31, 2021	28,189	$20.15	28,189	$5,124
February 1, 2021 to February 28, 2021	31,421	20.37	31,421	4,484
March 1, 2021 to March 31, 2021	—	—	—	4,484
Total	59,610	$20.26	59,610	$4,484

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated April 13, 2021, by and between SmartFinancial, Inc. and Sevier County Bancshares, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed April 14, 2021
2.2	Purchase Agreement, dated as of May 2, 2021, by and among Warren Payne, G. Price Cooper, B. Wade West, Craig Phillipy, and SmartBank	Incorporated by reference to Exhibit 2.1 to Form 8-K filed May 3, 2021
3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files (formatted as Inline XBRL)	Filed herewith.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

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

SmartFinancial, Inc.

Date:	May 10, 2021	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	May 10, 2021	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)