Form 10-Q
period 2021-06-30
SMARTFINANCIAL INC.
filed 2021-08-09
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes  ☐    No  ☒

As of August 04, 2021, there were 15,109,736 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	June 30,	December 31,
	2021	2020*
ASSETS:
Cash and due from banks	$59,305	$50,460
Interest-bearing deposits with banks	544,095	364,846
Federal funds sold	70,115	66,413
Total cash and cash equivalents	673,515	481,719
Securities available-for-sale, at fair value	250,817	215,634
Other investments	14,584	14,794
Loans held for sale	4,334	11,721
Loans and leases	2,468,318	2,382,243
Less: Allowance for loan and lease losses	(18,310)	(18,346)
Loans and leases, net	2,450,008	2,363,897
Premises and equipment, net	72,314	72,682
Other real estate owned	2,499	4,619
Goodwill and other intangibles, net	90,966	86,471
Bank owned life insurance	72,013	31,215
Other assets	23,306	22,197
Total assets	$3,654,356	$3,304,949

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$807,560	$685,957
Interest-bearing demand	702,470	649,129
Money market and savings	1,140,029	919,631
Time deposits	489,413	550,498
Total deposits	3,139,472	2,805,215
Borrowings	78,834	81,199
Subordinated debt	39,388	39,346
Other liabilities	23,269	22,021
Total liabilities	3,280,963	2,947,781
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 15,109,736 and 15,107,214 shares issued and outstanding, respectively	15,110	15,107
Additional paid-in capital	252,039	252,693
Retained earnings	103,906	87,185
Accumulated other comprehensive income	2,338	2,183
Total shareholders' equity	373,393	357,168
Total liabilities and shareholders' equity	$3,654,356	$3,304,949

* Derived from audited financial statements.

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loans and leases, including fees	$28,323	$28,663	$56,341	$55,097
Securities available-for-sale:
Taxable	916	589	1,640	1,268
Tax-exempt	304	416	563	699
Federal funds sold and other earning assets	309	277	600	879
Total interest income	29,852	29,945	59,144	57,943
Interest expense:
Deposits	2,248	3,366	4,579	8,120
Borrowings	123	249	241	339
Subordinated debt	584	584	1,167	1,167
Total interest expense	2,955	4,199	5,987	9,626
Net interest income	26,897	25,746	53,157	48,317
Provision for loan and lease losses	(5)	2,850	62	6,049
Net interest income after provision for loan and lease losses	26,902	22,896	53,095	42,268
Noninterest income:
Service charges on deposit accounts	1,048	709	2,057	1,479
Gain on sale of securities	—	16	—	16
Mortgage banking	1,105	931	2,244	1,515
Investment services	567	363	1,098	801
Insurance commissions	557	473	2,023	742
Interchange and debit card transaction fees, net	922	508	1,761	784
Other	944	511	1,652	993
Total noninterest income	5,143	3,511	10,835	6,330
Noninterest expense:
Salaries and employee benefits	12,203	10,357	23,072	20,363
Occupancy and equipment	2,294	1,996	4,635	3,906
FDIC insurance	371	180	741	360
Other real estate and loan related expense	506	346	1,108	892
Advertising and marketing	230	202	419	400
Data processing and technology	1,509	1,155	2,889	2,163
Professional services	849	868	1,490	1,578
Amortization of intangibles	441	405	886	767
Merger related and restructuring expenses	372	1,477	475	3,573
Other	2,022	1,820	4,547	3,598
Total noninterest expense	20,797	18,806	40,262	37,600
Income before income tax expense	11,248	7,601	23,668	10,998
Income tax expense	2,470	1,427	5,134	2,091
Net income	$8,778	$6,174	$18,534	$8,907
Earnings per common share:
Basic	$0.59	$0.41	$1.24	$0.60
Diluted	$0.58	$0.41	$1.23	$0.60
Weighted average common shares outstanding:
Basic	15,003,657	15,152,768	15,007,593	14,773,935
Diluted	15,126,184	15,202,335	15,118,924	14,842,486

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$8,778	$6,174	$18,534	$8,907
Other comprehensive income:
Unrealized holding gains (losses) and hedge effects on securities available-for-sale arising during the period	1,554	1,808	(1,255)	2,903
Tax effect	(401)	(394)	338	(638)
Reclassification adjustment for realized (gains) losses included in net income	—	16	—	16
Tax effect	—	(4)	—	(4)
Unrealized gains (losses) on securities available-for-sale arising during the period, net of tax	1,153	1,426	(917)	2,277
Unrealized gains (losses) on fair value municipal security hedges	139	691	1,451	(2,381)
Tax effect	(37)	(278)	(379)	528
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	102	413	1,072	(1,853)

Total other comprehensive income	1,255	1,839	155	424
Comprehensive income	$10,033	$8,013	$18,689	$9,331

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - (Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Total
Balance, December 31, 2019	14,008,233	$14,008	$232,732	$65,839	$168	$312,747
Net income	—	—	—	8,907	—	8,907
Other comprehensive income	—	—	—	—	424	424
Common stock issued pursuant to:
Exercise of stock options	15,358	16	162	—	—	178
Restricted stock	32,318	32	(32)	—	—	—
Shareholders' of Progressive Financial Group, Inc.	1,292,578	1,293	23,254	—	—	24,547
Stock compensation expense	—	—	223	—	—	223
Common stock dividend ($0.10 per share)	—	—	—	(1,463)	—	(1,463)
Repurchases of common stock	(131,555)	(132)	(1,943)	—	—	(2,075)
Balance, June 30, 2020	15,216,932	$15,217	$254,396	$73,283	$592	$343,488

Balance, December 31, 2020	15,107,214	$15,107	$252,693	$87,185	$2,183	$357,168
Net income	—	—	—	18,534	—	18,534
Other comprehensive income	—	—	—	—	155	155
Common stock issued pursuant to:
Exercise of stock options	19,165	19	175	—	—	194
Restricted stock	42,967	43	(43)	—	—	—
Stock compensation expense	—	—	363	—	—	363
Common stock dividend ($0.12 per share)	—	—	—	(1,813)	—	(1,813)
Repurchases of common stock	(59,610)	(59)	(1,149)	—	—	(1,208)
Balance, June 30, 2021	15,109,736	$15,110	$252,039	$103,906	$2,338	$373,393

Balance, March 31, 2020	15,221,990	$15,222	$254,356	$67,869	$(1,247)	$336,200
Net income	—	—	—	6,174	—	6,174
Other comprehensive income	—	—	—	—	1,839	1,839
Common stock issued pursuant to:
Exercise of stock options	500	1	4	—	—	5
Restricted stock	418	—	—	—	—	—
Stock compensation expense	—	—	113	—	—	113
Common stock dividend ($0.05 per share)	—	—	—	(760)	—	(760)
Repurchases of common stock	(5,976)	(6)	(77)	—	—	(83)
Balance, June 30, 2020	15,216,932	$15,217	$254,396	$73,283	$592	$343,488

Balance, March 31, 2021	15,104,536	$15,105	$251,836	$96,034	$1,083	$364,058
Net income	—	—	—	8,778	—	8,778
Other comprehensive income	—	—	—	—	1,255	1,255
Common stock issued pursuant to:
Exercise of stock options	3,200	3	43	—	—	46
Restricted stock	2,000	2	(2)	—	—	—
Stock compensation expense	—	—	162	—	—	162
Common stock dividends ($0.06 per share)	—	—	—	(906)	—	(906)
Balance, June 30, 2021	15,109,736	$15,110	$252,039	$103,906	$2,338	$373,393

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$18,534	$8,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,132	2,788
Accretion of fair value purchase accounting adjustments, net	(2,397)	(2,729)
Provision for loan and lease losses	62	6,049
Stock compensation expense	363	223
Gain from redemption and sale of securities available-for-sale	—	(16)
Deferred income tax expense	147	209
Increase in cash surrender value of bank owned life insurance	(797)	(345)
Net losses from sale of other real estate owned	170	81
Net gains from mortgage banking	(2,244)	(1,515)
Origination of loans held for sale	(65,896)	(49,888)
Proceeds from sales of loans held for sale	75,528	50,929
Net change in:
Accrued interest receivable	1,309	(5,236)
Accrued interest payable	(218)	318
Other assets	(1,015)	(10,018)
Other liabilities	4,503	1,523
Net cash provided by operating activities	31,181	1,280
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	6,875
Proceeds from maturities and calls of securities available-for-sale	11,275	15,450
Proceeds from paydowns of securities available-for-sale	15,989	9,144
Proceeds from sales of other investments	290	—
Purchases of securities available-for-sale	(65,180)	(41,958)
Purchases of other investments	(80)	(1,223)
Purchases of bank owned life insurance	(40,000)	—
Net increase in loans and leases	(31,545)	(321,192)
Purchases of premises and equipment	(1,633)	(3,417)
Proceeds from sale of other real estate owned	1,662	406
Net cash (paid) received from business combination	(59,381)	46,132
Net cash used in investing activities	(168,603)	(289,783)
Cash flows from financing activities:
Net increase in deposits	334,410	220,128
Net decrease in securities sold under agreements to repurchase	(1,969)	(527)
Proceeds from borrowings	—	338,340
Repayment borrowings	(396)	(50,581)
Cash dividends paid	(1,813)	(1,463)
Issuance of common stock	194	178
Repurchases of common stock	(1,208)	(2,075)
Net cash provided by financing activities	329,218	504,000
Net change in cash and cash equivalents	191,796	215,497
Cash and cash equivalents, beginning of period	481,719	183,970
Cash and cash equivalents, end of period	$673,515	$399,467
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,205	$9,308
Cash paid during the period for income taxes	7,720	2,948
Noncash investing and financing activities:
Acquisition of real estate through foreclosure	151	971
Change in goodwill due to acquisitions	2,723	8,532

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

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, the valuation of foreclosed assets and deferred taxes, other than temporary impairments of securities, the fair value of financial instruments, goodwill, and the fair value of assets acquired and liabilities assumed in acquisitions. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

In October 2019, the Financial Accounting Standards Board approved a delay for the implementation of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The Board decided that the Current Expected Credit Loss (“CECL”) model will be effective for larger Public Business Entities ("PBEs") that are SEC filers, excluding Smaller Reporting Companies ("SRCs") as currently defined by the SEC, for fiscal years beginning after December 15, 2019, and interim

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

periods within those fiscal years. For calendar-year-end companies that are not SRCs, this will be January 1, 2020. The determination of whether an entity is an SRC will be based on an entity’s most recent assessment in accordance with SEC regulations and the Company meets the regulations as an SRC. For SRCs and other entities, the Board decided that CECL will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The Company does not plan to adopt this standard early and being that the Company is an SRC, adoption is required for fiscal years beginning after December 15, 2022.

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

Operating, Accounting and Reporting Considerations related to COVID-19:

The COVID-19 pandemic has negatively impacted the global economy.  In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020.  The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications – Section 4013 of the CARES Act provides that a financial institution may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. See Note 5 - Loans and Leases and Allowance for Loan and Lease Losses for more information.
●	Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law. The CAA provides several amendments to the PPP, including additional funding for first and second draws of PPP loans up to March 31, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extends the program to May 31, 2021. The Company is a participant in the PPP. See Note 5 - Loans and Leases and Allowance for Loan and Lease Losses for more information.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment. See Note 5 - Loans and Leases and Allowance for Loan and Lease Losses for more information.
●	Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.
●	Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Business Combinations

Fountain Leasing, LLC

On May 3, 2021, the Company completed the acquisition of Fountain Leasing, LLC, a Tennessee limited liability company, pursuant to the Purchase Agreement (the “Purchase Agreement”), dated May 2, 2021, by and among the Bank and the members of Fountain Leasing, LLC.

Following the closing of the acquisition, on May 4, 2021, the Company changed the name of Fountain Leasing, LLC to Fountain Equipment Finance, LLC (“Fountain”).

In connection with the acquisition, the Company acquired $54.1 million of assets and assumed $683 thousand of liabilities. Pursuant to the Purchase Agreement, the Company paid an aggregate amount of consideration to the Fountain members of $14.0 million in cash at closing, and the Company repaid approximately $45.8 million of Fountain’s indebtedness. In addition to the closing consideration, the Purchase Agreement contains a performance-based earnout, pursuant to which the former members of Fountain could be entitled to up to $6.0 million, which is excluded from consideration pursuant to ASC 805, in future cash payments from the Company based on future results of the acquired business over various periods through December 31, 2026.  The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $2.4 million, representing the intangible value of Fountains business and reputation within the markets it served. The goodwill recognized is expected to be deductible for income tax purposes. The Company established an intangible asset related to customer relationships of $2.7 million, amortizing sum-of-the-years digits over 96 months (8 years).

The purchased assets and assumed liabilities were recorded at their acquisition date fair values (1) and are summarized in the table below (in thousands).

	As recorded	Fair value	Subsequent	As recorded
	by Fountain	adjustments	Adjustments	by the Company
Assets:
Cash & cash equivalents	$413	$—	$—	$413
Leases	54,945	(720)	—	54,225
Allowance for lease losses	(1,796)	1,796	—	—
Customer list intangible	—	2,658	—	2,658
Other repossessed assets	319	—	—	319
Other assets	233	—	—	233
Total assets acquired	$54,114	$3,734	$—	$57,848

Liabilities:
Payables and other liabilities	683	(229)	—	454
Total liabilities assumed	683	(229)	—	454
Excess of assets acquired over liabilities assumed	$53,431
Aggregate fair value adjustments		$3,963	$—
Total identifiable net assets				57,394
Consideration transferred:
Cash				59,794
Total fair value of consideration transferred				59,794

Goodwill				$2,400

(1) Fair values are preliminary and are subject to refinement for a period of one year after the closing date of an acquisition as information relative to the closing date fair value becomes available.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents additional information related to the purchased credit impaired financing leases (ASC 310-30) of the acquired lease portfolio at the acquisition date (in thousands):

May 3, 2021
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$6,018
Non-accretable differences	447
Cash flows expected to be collected	5,571
Accretable yield	649
Fair value	$4,922

The following table discloses the impact of the merger with Fountain since the acquisition date through the three and six months June 30, 2021. The table also presents certain pro-forma information (net interest income plus total noninterest income (“Revenue”) and net income) as if the Fountain acquisition had occurred on January 1, 2020. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

Merger-related costs from the three and six months ended June 30, 2021, were $140 thousand for both periods and have been excluded from the pro-forma information presented below.  The actual results and pro-forma information were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Revenue	Net Income	Revenue	Net Income
2021:
Actual Fountain results included in statement of income since acquisition date	$1,137	$345	$1,137	$345
Supplemental consolidation pro-forma as if Fountain had been acquired January 1, 2021	32,487	8,844	65,780	18,487

2020:
Supplemental consolidation pro-forma as if Fountain had been acquired January 1, 2020	$30,659	$6,434	$57,451	$9,530

Progressive Financial Inc.

On March 1, 2020, the Company completed the merger of Progressive Financial Group, Inc., a Tennessee corporation (“PFG”), pursuant to an Agreement and Plan of Merger dated October 29, 2019 (the “Merger Agreement”).

In connection with the merger, the Company acquired $301.0 million of assets and assumed $272.1 million of liabilities. Pursuant to the Merger Agreement, each outstanding share of Progressive common stock was converted into and cancelled in exchange to the right to receive $474.82 in cash, and 62.3808 shares of SmartFinancial common stock. SmartFinancial issued 1,292,578 shares of SmartFinancial common stock and paid $9.8 million in cash as consideration for the Merger. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $8.8 million, representing the intangible value of Progressive’s business and reputation within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company is amortizing the related core deposit intangible of $1.4 million using the effective yield method over 120 months (10 years), which represents the expected useful life of the asset.  The Company also established two intangible assets related to the insurance agency acquired as part of the PFG acquisition; 1.) Customer relationships of $1.1 million, amortizing sum-of-the-years digits over 120 months (10 years), 2.) Tradename of $63 thousand, amortizing straight-line over 60 months (5 years).

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The purchased assets and assumed liabilities were recorded at their acquisition date fair values (1) and are summarized in the table below (in thousands).

		Initial
	As recorded	Fair value	Subsequent	As recorded
	by PFG	adjustments	Adjustments	by the Company
Assets:
Cash & cash equivalents	$55,971	$—	$—	$55,971
Investment securities available-for-sale	27,054	203	—	27,257
Restricted investments	692	—	—	692
Loans	191,672	(3,691)	—	187,981
Allowance for loan losses	(2,832)	2,832	—	—
Premises and equipment, net	15,681	(2,919)	—	12,762
Bank owned life insurance	5,560	—	—	5,560
Deferred tax asset, net	—	813	193	1,006
Intangibles	—	1,370	1,127	2,497
Other real estate owned	3,695	(100)	(1,862)	1,733
Interest Receivable	1,061	(280)	—	781
Prepaids	375	(174)	—	201
Goodwill	231	(231)	—	—
Other assets	1,881	—	—	1,881
Total assets acquired	$301,041	$(2,177)	$(542)	$298,322

Liabilities:
Deposits	$271,276	$—	—	$271,276
Time deposit premium	—	729	—	729
Payables and other liabilities	776	—	—	776
Total liabilities assumed	272,052	729	—	272,781
Excess of assets acquired over liabilities assumed	$28,989
Aggregate fair value adjustments		$(2,906)	$(542)
Total identifiable net assets				25,541
Consideration transferred:
Cash				9,838
Common stock issued (1,292,578 shares)				24,547
Total fair value of consideration transferred				34,385

Goodwill				$8,844

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

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were no antidilutive shares for the three and six months ended June 30, 2021.  There were 116 thousand and 85 thousand antidilutive shares for the three and six months ended June 30, 2020, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic earnings per share computation:
Net income available to common shareholders	$8,778	$6,174	$18,534	$8,907
Average common shares outstanding – basic	15,003,657	15,152,768	15,007,593	14,773,935
Basic earnings per share	$0.59	$0.41	$1.24	$0.60
Diluted earnings per share computation:
Net income available to common shareholders	$8,778	$6,174	$18,534	$8,907
Average common shares outstanding – basic	15,003,657	15,152,768	15,007,593	14,773,935
Incremental shares from assumed conversions:
Stock options and restricted stock	122,527	49,567	111,331	68,551
Average common shares outstanding - diluted	15,126,184	15,202,335	15,118,924	14,842,486
Diluted earnings per common share	$0.58	$0.41	$1.23	$0.60

Note 4. Securities

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale are summarized as follows (in thousands):

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury	$6,381	$57	$—	$6,438
U.S. Government-sponsored enterprises (GSEs)	73,503	191	(1,074)	72,620
Municipal securities	86,720	2,188	—	88,908
Other debt securities	29,019	414	(82)	29,351
Mortgage-backed securities (GSEs)	52,430	1,201	(131)	53,500
Total	$248,053	$4,051	$(1,287)	$250,817

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$30,526	$10	$(6)	$30,530
Municipal securities	89,644	2,345	—	91,989
Other debt securities	25,019	112	(13)	25,118
Mortgage-backed securities (GSEs)	66,425	1,754	(182)	67,997
Total	$211,614	$4,221	$(201)	$215,634

At June 30, 2021 and December 31, 2020, securities with a carrying value totaling approximately $122.4 million and $80.2 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

The Company has entered into various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available for sale securities. See Note 11 – Derivatives Financial Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Proceeds from sale of securities available for sale, gross gains and gross losses on sales and redemptions for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Proceeds from sales	$-	$4,760	$-	$6,875
Gross gains	$-	$16	$-	$16
Gross losses	$-	$-	$-	$-

Proceeds from maturities and calls	$2,178	$12,200	$11,275	$15,450

The amortized cost and estimated fair value of securities at June 30, 2021, by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,025	$5,041
Due from one year to five years	4,039	4,058
Due from five years to ten years	66,493	67,152
Due after ten years	120,066	121,066
	195,623	197,317
Mortgage-backed securities	52,430	53,500
Total	$248,053	$250,817

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position (in thousands):

	June 30, 2021
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$35,861	$(1,071)	9	$841	$(3)	3	$36,702	$(1,074)	12
Municipal securities	—	—	—	—	—	—	—	—	—
Other debt securities	10,918	(82)	5	—	—	—	10,918	(82)	5
Mortgage-backed securities (GSEs)	36	—	1	9,862	(131)	6	9,898	(131)	7
Total	$46,815	$(1,153)	15	$10,703	$(134)	9	$57,518	$(1,287)	24

	December 31, 2020
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$15,510	$(5)	3	$132	$(1)	1	$15,642	$(6)	4
Municipal securities	—	—	—	—	—	—	—	—	—
Other debt securities	1,495	(5)	1	977	(8)	1	2,472	(13)	2
Mortgage-backed securities (GSEs)	9,790	(87)	6	6,083	(95)	3	15,873	(182)	9
Total	$26,795	$(97)	10	$7,192	$(104)	5	$33,987	$(201)	15

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Based on this evaluation, the Company concluded that any unrealized losses at June 30, 2021, represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and current market conditions, and not credit deterioration of the issuers. As of June 30, 2021, the Company does not intend to sell any of the securities, does not expect to be required to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	June 30,	December 31,
	2021	2020
Federal Reserve Bank stock	$8,316	$8,606
Federal Home Loan Bank stock	5,918	5,838
First National Bankers Bank stock	350	350
Total	$14,584	$14,794

Our restricted investments consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2021, the Company determined that there was no impairment on its other investments.

Note 5. Loans and Leases and Allowance for Loan and Lease Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	June 30, 2021			December 31, 2020
	PCI	All Other		PCI	All Other
	Loans and Leases[1]	Loans and Leases	Total	Loans and Leases[1]	Loans and Leases	Total
Commercial real estate	$11,371	$1,151,120	$1,162,491	$16,123	$996,853	$1,012,976
Consumer real estate	8,975	435,665	444,640	10,258	433,672	443,930
Construction and land development	5,265	295,439	300,704	5,348	272,727	278,075
Commercial and industrial	261	495,853	496,114	308	634,138	634,446
Leases	4,214	48,824	53,038	—	—	—
Consumer and other	16	11,315	11,331	27	12,789	12,816
Total loans and leases	30,102	2,438,216	2,468,318	32,064	2,350,179	2,382,243
Less: Allowance for loan and lease losses	(371)	(17,939)	(18,310)	(309)	(18,037)	(18,346)
Loans and leases, net	$29,731	$2,420,277	$2,450,008	$31,755	$2,332,142	$2,363,897

1 Purchased Credit Impaired loans and leases (“PCI loans and leases”) are loans and leases with evidence of credit deterioration at purchase.

For purposes of the disclosures required pursuant to ASC 310, the loan and lease portfolio was disaggregated into segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. There are six loan and lease portfolio segments that include commercial real estate, consumer real estate, construction and land development, commercial and industrial, leases, and consumer and other.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As previously mentioned in Note 1 – Presentation of Financial Information, the CARES Act established the PPP, administered directly by the SBA.  The PPP provides loans of up to $10 million to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency.  PPP loans carry an interest rate of one percent, and a maturity of two or five years.  These loans are fully guaranteed by the SBA and are not included in the Company’s loan and lease loss allowance calculations. The loans may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels.  PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company.  The SBA pays the Company fees for processing PPP loans and the fees are accounted for as loan origination fees and recognized over the contractual loan term as a yield adjustment on the loans. At June 30, 2021, the net deferred fees outstanding for the 2020 PPP loans is $131 thousand and $6.5 million for the 2021 PPP loans, respectively.  At December 31, 2020, the net deferred fees outstanding for the 2020 PPP loans is $4.2 million.  PPP loans are included in the Commercial and Industrial loan segments. As of June 30, 2021, the Company had 2,015 PPP loans outstanding, with an outstanding principal balance of $178.9 million and as of December 31, 2020, the Company had 2,863 PPP loans outstanding, with an outstanding principal balance of $288.9 million.

The composition of loans and leases by loan classification for performing, impaired and PCI loan and leases status is summarized in the tables below (in thousands):

			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
June 30, 2021:
Performing loans and leases	$1,150,261	$433,218	$295,439	$495,645	$48,824	$11,315	$2,434,702
Impaired loans and leases	859	2,447	—	208	—	—	3,514
	1,151,120	435,665	295,439	495,853	48,824	11,315	2,438,216
PCI loans and leases	11,371	8,975	5,265	261	4,214	16	30,102
Total loans and leases	$1,162,491	$444,640	$300,704	$496,114	$53,038	$11,331	$2,468,318

December 31, 2020:
Performing loans and leases	$992,982	$432,356	$272,727	$633,992	$—	$12,789	$2,344,846
Impaired loans and leases	3,871	1,316	—	146	—	—	5,333
	996,853	433,672	272,727	634,138	—	12,789	2,350,179
PCI loans and leases	16,123	10,258	5,348	308	—	27	32,064
Total loans and leases	$1,012,976	$443,930	$278,075	$634,446	$—	$12,816	$2,382,243

The following tables show the allowance for loan and lease losses allocation by loan and lease classification for impaired, PCI, and performing (in thousands):

			Construction	Commercial		Consumer
	Commercial	Consumer	and Land	and		and
	Real Estate	Real Estate	Development	Industrial	Leases	Other	Total
June 30, 2021:
Performing loans and leases	$7,965	$3,096	$2,061	$4,021	$—	$100	$17,243
Impaired loans and leases	417	71	—	208	—	—	696
	8,382	3,167	2,061	4,229	—	100	17,939
PCI loans and leases	—	156	—	213	—	2	371
Total loans and leases	$8,382	$3,323	$2,061	$4,442	$—	$102	$18,310

December 31, 2020:
Performing loans and leases	$7,579	$3,267	$2,076	$4,768	$—	$110	$17,800
Impaired loans and leases	—	116	—	121	—	—	237
	7,579	3,383	2,076	4,889	—	110	18,037
PCI loans and leases	—	88	—	218	—	3	309
Total loans and leases	$7,579	$3,471	$2,076	$5,107	$—	$113	$18,346

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables detail the changes in the allowance for loan and lease losses by loan and lease classification (in thousands):

	Three Months Ended June 30, 2021
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$7,636	$3,309	$1,968	$5,347	$—	$110	$18,370
Charged-off loans and leases	—	(60)	—	(4)	—	(89)	(153)
Recoveries of charge-offs	3	5	—	7	—	83	98
Provision charged to expense	743	69	93	(908)	—	(2)	(5)
Ending balance	$8,382	$3,323	$2,061	$4,442	$—	$102	$18,310

	Three Months Ended June 30, 2020
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$5,963	$3,301	$1,484	$2,557	$—	$126	$13,431
Charged-off loans and leases	—	—	—	(9)	—	(66)	(75)
Recoveries of charge-offs	3	11	—	6	—	28	48
Provision charged to expense	629	1	311	1,889	—	20	2,850
Ending balance	$6,595	$3,313	$1,795	$4,443	$—	$108	$16,254

	Six Months Ended June 30, 2021
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$7,579	$3,471	$2,076	$5,107	$—	$113	$18,346
Charged-off loans and leases	—	(60)	—	(4)	—	(209)	(273)
Recoveries of charge-offs	6	21	—	10	—	138	175
Provision charged to expense	797	(109)	(15)	(671)	—	60	62
Ending balance	$8,382	$3,323	$2,061	$4,442	$—	$102	$18,310

	Six Months Ended June 30, 2020
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$4,508	$2,576	$1,127	$1,957	$—	$75	$10,243
Charged-off loans and leases	—	(2)	—	(17)	—	(142)	(161)
Recoveries of charge-offs	5	17	2	49	—	50	123
Provision charged to expense	2,082	722	666	2,454	—	125	6,049
Ending balance	$6,595	$3,313	$1,795	$4,443	$—	$108	$16,254

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan and lease portfolio. Our provision for loan and lease losses for the three and six months ended June 30, 2021, is ($5) thousand and $62 thousand, respectively, and $2.9 million $6.0 million, during the three and six months ended June 30, 2020, respectively.  As of June 30, 2021, and December 31, 2020, our allowance for loan and lease losses was $18.3 million, which we deemed to be adequate at each of the respective dates.  Our allowance for loan and lease losses as a percentage of total loans and leases was 0.74% at June 30, 2021 and 0.77% at December 31, 2020.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating (in thousands):

	June 30, 2021
			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
Non PCI Loans and Leases:	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
Pass	$1,109,079	$431,122	$295,119	$490,144	$48,824	$11,241	$2,385,529
Watch	37,077	1,637	243	5,087	—	49	44,093
Special mention	3,881	42	—	271	—	—	4,194
Substandard	1,083	2,864	77	306	—	25	4,355
Doubtful	—	—	—	45	—	—	45
Total	1,151,120	435,665	295,439	495,853	48,824	11,315	2,438,216

PCI Loans and Leases:
Pass	8,699	7,593	1,342	215	4,214	15	22,078
Watch	1,570	234	3,449	—	—	1	5,254
Special mention	17	57	—	—	—	—	74
Substandard	1,085	1,091	474	46	—	—	2,696
Doubtful	—	—	—	—	—	—	—
Total	11,371	8,975	5,265	261	4,214	16	30,102
Total loans and leases	$1,162,491	$444,640	$300,704	$496,114	$53,038	$11,331	$2,468,318

	December 31, 2020
			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
Non PCI Loans and Leases:	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
Pass	$922,153	$417,302	$269,350	$625,836	$—	$12,622	$2,247,263
Watch	66,287	14,218	3,296	7,673	—	137	91,611
Special mention	4,446	46	—	320	—	—	4,812
Substandard	3,967	2,020	81	261	—	30	6,359
Doubtful	—	86	—	48	—	—	134
Total	996,853	433,672	272,727	634,138	—	12,789	2,350,179

PCI Loans and Leases:
Pass	11,072	8,382	1,008	262	—	25	20,749
Watch	3,381	224	3,820	—	—	2	7,427
Special mention	19	57	—	—	—	—	76
Substandard	1,651	1,595	520	46	—	—	3,812
Doubtful	—	—	—	—	—	—	—
Total	16,123	10,258	5,348	308	—	27	32,064
Total loans and leases	$1,012,976	$443,930	$278,075	$634,446	$—	$12,816	$2,382,243

Past Due Loans and Leases:

A loan or lease is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan or lease agreement. Generally, management places a loan or lease on nonaccrual when there is a clear indicator that the borrower’s cash flow may not be sufficient to meet payments as they become due, which is generally when a loan or lease is 90 days past due.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	June 30, 2021
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	PCI	Current	Total
Commercial real estate	$—	$—	$—	$859	$859	$11,371	$1,150,261	$1,162,491
Consumer real estate	258	13	—	2,676	2,947	8,975	432,718	444,640
Construction and land development	95	—	—	—	95	5,265	295,344	300,704
Commercial and industrial	1,346	296	64	138	1,844	261	494,009	496,114
Leases	45	40	—	—	85	4,214	48,739	53,038
Consumer and other	151	2	—	21	174	16	11,141	11,331
Total	$1,895	$351	$64	$3,694	$6,004	$30,102	$2,432,212	$2,468,318

	December 31, 2020
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	PCI	Current	Total
Commercial real estate	$134	$—	$67	$3,740	$3,941	$16,123	$992,912	$1,012,976
Consumer real estate	1,916	51	82	1,823	3,872	10,258	429,800	443,930
Construction and land development	245	—	—	12	257	5,348	272,470	278,075
Commercial and industrial	12	76	—	36	124	308	634,014	634,446
Leases	—	—	—	—	—	—	—	—
Consumer and other	14	5	—	22	41	27	12,748	12,816
Total	$2,321	$132	$149	$5,633	$8,235	$32,064	$2,341,944	$2,382,243

Impaired Loans and Leases:

The following is an analysis of the impaired loan and lease portfolio, including PCI loans and leases, detailing the related allowance recorded (in thousands):

	June 30, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans and leases without a valuation allowance:
Commercial real estate	$—	$—	$—	$3,871	$3,872	$—
Consumer real estate	2,186	2,187	—	888	888	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	2,186	2,187	—	4,759	4,760	—
Impaired loans and leases with a valuation allowance:
Commercial real estate	859	859	417	—	—	—
Consumer real estate	261	264	71	428	428	116
Construction and land development	—	—	—	—	—	—
Commercial and industrial	208	208	208	146	146	121
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	1,328	1,331	696	574	574	237
PCI loans and leases:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	1,201	1,332	156	1,827	2,086	88
Construction and land development	—	—	—	—	—	—
Commercial and industrial	261	231	213	270	234	218
Leases	—	—	—	—	—	—
Consumer and other	14	12	2	21	20	3
	1,476	1,575	371	2,118	2,340	309
Total impaired loans and leases	$4,990	$5,093	$1,067	$7,451	$7,674	$546

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$65	$—	$345	$1
Consumer real estate	2,033	8	633	10
Construction and land development	—	—	304	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
	2,098	8	1,282	11
Impaired loans and leases with a valuation allowance:
Commercial real estate	2,007	2	396	—
Consumer real estate	360	3	827	5
Construction and land development	—	—	—	—
Commercial and industrial	159	3	158	3
Leases	—	—	—	—
Consumer and other	—	—	—	—
	2,526	8	1,381	8
PCI loans and leases:
Commercial real estate	—	—	490	—
Consumer real estate	1,115	21	1,168	38
Construction and land development	—	—	116	—
Commercial and industrial	263	1	338	3
Leases	—	—	—	—
Consumer and other	16	—	22	—
	1,394	22	2,134	41
Total impaired loans and leases	$6,018	$38	$4,797	$60

	Six Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$1,334	$1	$315	$4
Consumer real estate	1,651	20	606	14
Construction and land development	—	—	385	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
	2,985	21	1,306	18
Impaired loans and leases with a valuation allowance:
Commercial real estate	1,338	104	264	2
Consumer real estate	383	8	882	14
Construction and land development	—	—	—	—
Commercial and industrial	154	5	158	5
Leases	—	—	—	—
Consumer and other	—	—	—	—
	1,875	117	1,304	21
PCI loans and leases:
Commercial real estate	—	—	333	1
Consumer real estate	1,165	43	1,174	39
Construction and land development	—	—	77	—
Commercial and industrial	266	2	361	3
Leases	—	—	—	—
Consumer and other	18	—	31	—
	1,449	45	1,976	43
Total impaired loans and leases	$6,309	$183	$4,586	$82

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Troubled Debt Restructurings:

For the periods presented, impaired loans included loans that were classified as TDRs. The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.

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

As of June 30, 2021 and December 31, 2020, management had approximately $219 thousand and $257 thousand, respectively, in loans that met the criteria for TDR, none of which were on nonaccrual. A loan is placed back on accrual status when both principal and interest are current, and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

There were no loans that were modified as a TDR during the six months ended June 30, 2021, and one loan that was modified during the six months ended June 30, 2020. There were no loans that were modified as TDRs during the past six months and for which there was a subsequent payment default.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. The Coronavirus Aid Relief and Economic Security (“CARES”) Act along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 does not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. See Note 1 Presentation of Financial Information for more information.  At June 30, 2021, the Company had no loans remaining under COVID-19 modifications.

Foreclosure Proceedings and Balances:

As of June 30, 2021, there was one residential property secured by real estate included in other real estate owned and there were two residential real estate loans totaling $103 thousand in the process of foreclosure.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchased Credit Impaired Loans and Leases:

The Company has acquired loans and leases where there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans and leases are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Commercial real estate	$18,456	$23,787
Consumer real estate	11,342	12,692
Construction and land development	858	1,812
Commercial and industrial	6,313	6,521
Leases	4,603	—
Consumer and other	94	161
Total loans and leases	41,666	44,973
Less: Remaining purchase discount	(11,564)	(12,909)
Total loans and leases, net of purchase discount	30,102	32,064
Less: Allowance for loan and leases losses	(371)	(309)
Carrying amount, net of allowance	$29,731	$31,755

Activity related to the accretable yield on loans and leases acquired with deteriorated credit quality is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Accretable yield, beginning of period	$14,705	$10,979	$16,889	$8,454
Additions	649	—	649	2,515
Accretion income	(1,098)	(1,057)	(3,029)	(3,134)
Reclassification	1,340	247	1,677	2,163
Other changes, net	(1,074)	1,608	(1,664)	1,779
Accretable yield, end of period	$14,522	$11,777	$14,522	$11,777

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

The Company’s other intangible assets consist of core deposit, customer relationships and tradename.  They are initially recognized based on a valuation performed as of the consummation date. The core deposit intangible is amortized over the average remaining life of the acquired customer deposits, the customer relationships are amortized over a weighted average of 8.6 years and the tradename is amortized over five years.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	June 30,	December 31,
	2021	2020
Goodwill:
Balance, beginning of period	$74,135	$65,614
Acquisition of PFG	323	8,521
Acquisition of Fountain	2,400	—
Balance, end of the period	$76,858	$74,135

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
Beginning balance January 1, 2021, gross	$15,920	$1,064	$63	$17,047
Acquisition of Fountain	-	2,658	-	2,658
Balance, June 30, 2021, other intangible assets, gross	15,920	3,722	63	19,705
Less: accumulated amortization	(5,330)	(250)	(17)	(5,597)
Balance, June 30, 2021, other intangible assets, net	$10,590	$3,472	$46	$14,108

Beginning balance January 1, 2020, gross	$14,550	$-	$-	$14,550
Acquisition of PFG	1,370	1,064	63	2,497
Balance, December 31, 2020, other intangible assets, gross	15,920	1,064	63	17,047
Less: accumulated amortization	(4,540)	(161)	(10)	(4,711)
Balance, December 31, 2020, other intangible assets, net	$11,380	$903	$53	$12,336

The aggregate amortization expense for other intangible assets for the three and six months ended June 30, 2021 was $441 thousand and $886 thousand, respectively, and for the three and six months ended June 30, 2020, was $405 thousand and $767 thousand, respectively.

The estimated aggregate amortization expense for future periods for core deposit intangibles is as follows (in thousands):

Remainder of 2021	$1,270
2022	2,238
2023	2,103
2024	1,981
2025	1,850
Thereafter	4,666
Total	$14,108

Note 7. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At June 30, 2021, total borrowings were $78.8 million compared to $81.2 million at December 31, 2020.  Borrowings consist of the following (dollars in thousands):

	June 30,	December 31,
	2021	2020
Securities sold under customer repurchase agreements	$3,834	$5,803
FHLB borrowings	75,000	75,000
Other borrowings	—	396
Total	$78,834	$81,199

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Securities Sold Under Agreements to Repurchase:

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $5.6 million and $7.6 million at June 30, 2021 and December 31, 2020, respectively.

Line of Credit:

The Company has a Loan and Security Agreement and revolving note with ServisFirst Bank, pursuant to which ServisFirst Bank has made a $25.0 million revolving line of credit available to the Company. The maturity of the line of credit is September 24, 2021. At June 30, 2021, there was no outstanding balance under the line of credit, and the entire amount of the line of credit remained available to the Company.

Subordinated Debit:

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which was outstanding as of June 30, 2021 and December 31, 2020. Unamortized debt issuance cost was $612 thousand and $654 thousand at June 30, 2021 and December 31, 2020, respectively.

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

The Notes debt issuance costs totaled $842 thousand and will be amortized through the Notes’ maturity date. Amortization expense totaled $21 thousand and $42 thousand for the three and six months ended June 30, 2021 and June 30, 2020, respectively.

Note 8. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three and six months ending June 30, 2021, was $350 thousand and $638 thousand, respectively.  The Company’s contribution to the Plan for the three and six months ending June 30, 2020, was $307 thousand and $558 thousand, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At June 30, 2021, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which had 18,811 rights issued and 1,832,427 Rights available for future grants or awards.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2020	99,617	$10.19
Granted	—	—
Exercised	(19,040)	10.18
Forfeited	—	—
Outstanding at June 30, 2021	80,577	$10.19

The Company did not recognize any stock option-based compensation expense during the three and six months ended June 30, 2021 and 2020, respectively, as all stock options issued are fully vested.

Information pertaining to stock options outstanding at June 30, 2021, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$6.60	19,250	0.70 years	$6.60	19,250	$6.60
9.48	18,000	1.70 years	9.48	18,000	9.48
9.60	22,250	2.50 years	9.60	22,250	9.60
11.76	2,266	1.00 years	11.76	2,266	11.76
15.05	18,811	4.00 years	15.05	18,811	15.05
Outstanding, end of period	80,577	2.20 years	$10.19	80,577	$10.19

The intrinsic value of options exercised during the three and six months ended June 30, 2021 was $27 thousand and $220 thousand, and $2 thousand and $66 thousand, during the three and six months ended June 30, 2020, respectively.  The aggregate intrinsic value of total options outstanding and exercisable options at June 30, 2021, was $1.1 million. Cash received from options exercised under all share-based payment arrangements for the six months ended June 30, 2021 was $194 thousand.

No options vested during the six months ended June 30, 2021 and 2020, respectively. The income tax expense/benefit recognized for the exercise of options during the three and six months ended June 30, 2021, was a benefit of $8 thousand and $9 thousand, respectively, and for the three and six months ended June 30, 2020, was an expense of $2 thousand and a benefit of $22 thousand, respectively.

As of June 30, 2021, all options were fully vested and currently no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended June 30, 2021 is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2020	100,218	$19.07
Granted	50,967	20.23
Vested	(5,985)	22.29
Forfeited/expired	—	—
Balance at June 30, 2021	145,200	$19.34

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the three and six months ended June 30, 2021, was $162 thousand and $363 thousand, respectively, and was $113 thousand and $223 thousand, during the three and six months ended June 30, 2020, respectively. As of June 30, 2021, there was $1.7 million, respectively, of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 2.99 years. The grant-date fair value of restricted stock awards vested was $133 thousand for the six months ended June 30, 2021.

Stock Appreciation Rights ("SARs"):

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2020	73,000	$19.02
Granted	22,000	20.70
Exercised	(11,500)	21.61
Forfeited	(6,000)	18.00
Outstanding at June 30, 2021	77,500	$19.19

Information pertaining to SARs outstanding at June 30, 2021, is as follows:

	SARs Outstanding			SARs Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.19	16,000	2.50 years	$15.19	—	$—
18.12	19,000	1.50 years	18.12	—	—
20.70	20,000	3.51 years	20.70	—	—
21.61	22,500	0.50 years	21.61	22,500	21.61
Outstanding, end of period	77,500	1.94 years	$19.19	22,500	$21.61

SARs compensation expense of $64 thousand and $113 thousand was recognized for the three and six months ended June 30, 2021, respectively, and $92 thousand and ($26) thousand for the three and six months ended June 30, 2020. The credit in expense for the six months ended June 30, 2020, was due to adjustments related to the fair value evaluation of SARs.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Commitments to extend credit	$640,269	$476,841
Standby letters of credit	7,540	5,261

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At June 30, 2021 and December 31, 2020, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis are as follows (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021:
Assets:
Securities available-for-sale:
U.S. Treasury	6,438	—	6,438	—
U.S. Government-sponsored enterprises (GSEs)	$72,620	$—	$72,620	$—
Municipal securities	88,908	—	88,908	—
Other debt securities	29,351	—	29,351	—
Mortgage-backed securities (GSEs)	53,500	—	53,500	—
Total securities available-for-sale	$250,817	$—	$250,817	$—

Liabilities:
Derivative financial instruments	$4,468	$—	$4,468	$—

December 31, 2020:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$30,530	$—	$30,530	$—
Municipal securities	91,989	—	91,989	—
Other debt securities	25,118	—	25,118	—
Mortgage-backed securities (GSEs)	67,997	—	67,997	—
Total securities available-for-sale	$215,634	$—	$215,634	$—

Liabilities:
Derivative financial instruments	$6,174	—	$6,174	—

During the six months ending June 30, 2021, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

Securities available-for-sale - The fair value of U.S. Treasury, U.S. Government-sponsored enterprises, municipal securities, other debt securities and mortgage-backed securities, is estimated using a third party pricing service. The third party provider evaluates securities based on comparable investments with trades and market data and will utilize pricing models that use a variety of inputs, such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers as needed. These securities are generally classified as Level 2.

Derivative financial instruments - The fair value for derivative financial instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters. The derivative financial instruments are generally classified Level 2.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management makes adjustments to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021:
Impaired loans	$1,737	$—	$—	$1,737
Other real estate owned	2,499	—	—	2,499

December 31, 2020:
Impaired loans	$2,455	$—	$—	$2,455
Other real estate owned	4,619	—	—	4,619

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
June 30, 2021:
Impaired loans	$1,737	Appraisal	Appraisal discounts	38%
Other real estate owned	2,499	Appraisal	Appraisal discounts	25%

December 31, 2020:
Impaired loans	$2,455	Appraisal	Appraisal discounts	9%
Other real estate owned	4,619	Appraisal	Appraisal discounts	22%

Impaired loans: Loans considered impaired under ASC 310-10-35, Receivables, are loans for which, based on current information and events, it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. An impaired loan can be measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. The fair value of impaired loans was measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.

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

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
June 30, 2021:
Assets:
Cash and cash equivalents	$673,515	$673,515	$—	$—	$673,515
Securities available-for-sale	250,817	—	250,817	—	250,817
Other investments	14,584	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	2,454,342	—	—	2,455,130	2,455,130

Liabilities:
Noninterest-bearing demand deposits	807,560	—	807,560	—	807,560
Interest-bearing demand deposits	702,470	—	702,470	—	702,470
Money market and savings deposits	1,140,029	—	1,140,029	—	1,140,029
Time deposits	489,413	—	492,243	—	492,243
Borrowings	78,834	—	79,847	—	79,847
Subordinated debt	39,388	—	—	41,302	41,302
Derivative financial instruments	4,468	—	4,468	—	4,468

December 31, 2020:
Assets:
Cash and cash equivalents	$481,719	$481,719	$—	$—	$481,719
Securities available-for-sale	215,634	—	215,634	—	215,634
Other investments	14,794	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	2,375,618	—	—	2,377,581	2,377,581

Liabilities:
Noninterest-bearing demand deposits	685,957	—	685,957	—	685,957
Interest-bearing demand deposits	649,129	—	649,129	—	649,129
Money market and savings deposits	919,631	—	919,631	—	919,631
Time deposits	550,498	—	554,120	—	554,120
Borrowings	81,199	—	82,892	—	82,892
Subordinated debt	39,346	—	—	40,550	40,550
Derivative financial instruments	6,174	—	6,174	—	6,174

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

Note 11.Derivatives Financial Instruments

Derivatives designated as fair value hedges:

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

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
June 30, 2021:
Interest rate swap agreements - securities	Other liabilities	5.96	3.09%	3 month LIBOR	$36,000	$(4,468)

December 31, 2020:
Interest rate swap agreements - securities	Other liabilities	7.13	3.08%	3 month LIBOR	$36,000	$(6,174)

The effects of the Company’s fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income on tax-exempt securities	$562	$580	$1,126	$1,020
Effects of fair value hedge relationships	(258)	(164)	(563)	(321)
Reported interest income on tax-exempt securities	$304	$416	$563	$699

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Gain (loss) on fair value hedging relationship	2021	2020	2021	2020
Interest rate swap agreements - securities:
Hedged items	$(459)	$(205)	$1,706	$(3,644)
Derivative designated as hedging instruments	$459	$205	$(1,706)	$3,644

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in thousands):

		Cumulative Amount of Fair
		Value Hedging Adjustment
	Carrying Amount	Included in Other Comprehensive
Line item on the balance sheet	of the Hedged Assets	Income
June 30, 2021:
Securities available-for-sale	$43,580	$1,072
December 31, 2020:
Securities available-for-sale	$44,017	$(1,063)

Non-hedged derivatives:

During the second quarter of 2021, the Company initiated a loan hedging program to certain loan customers. Through this program, the Company originates a variable rate loan with the customer. The Company and the customer will then enter into a fixed interest rate swap. Lastly, an identical offsetting swap is entered into by the Company with a dealer bank. These “back-to-back” swap arrangements are intended to offset each other and allow the Company to book a variable rate loan, while providing the customer with a contract for fixed interest payments. In these arrangements, the Company’s net cash flow is equal to the interest income received from the variable rate loan originated with the customer. These customer swaps are not designated as hedging instruments and are recorded at fair value in other assets and other liabilities. Since the income statement impact of the offsetting positions is limited, any changes in fair value is recognized as other noninterest income in the current period.

At June 30, 2021 and December 31, 2020, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	June 30, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$750	$12	$-	$-
Liabilities	750	(12)	-	-
Total	$1,500	$-	$-	$-

The Company establishes limits and monitors exposures for customer swap positions. Any fees received to enter the swap agreements at inception are recognized in earnings when received. Such fees were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest rate swap agreements	$10	$—	$10	$—

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		June 30,	December 31,
	Classification	2021	2020
Assets:
Operating lease right-of-use assets	Other assets	$4,536	$4,797
Liabilities:
Operating lease liabilities	Other liabilities	$4,578	$4,827

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019, was used.

As of June 30, 2021, the weighted average remaining lease term was 11.04 years and the weighted average discount rate was 2.69%.

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Lease costs:
Operating lease costs	$254	$270	$494	$507
Variable lease costs	24	29	48	55
Total	$278	$299	$542	$562
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$250	$265	$483	$495

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2021, were as follows (in thousands):

Amounts
June 30, 2022	$414
June 30, 2023	689
June 30, 2024	496
June 30, 2025	368
June 30, 2026	348
Thereafter	3,033
Total future minimum lease payments	5,348
Amounts representing interest	(770)
Present value of net future minimum lease payments	$4,578

Note 13. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At June 30, 2021, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

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

During the three months ended June 30, 2021, the Bank paid $5.0 million in dividends to the Company and the Company paid a quarterly common stock dividend of $0.06 per share.   During the six months ended June 30, 2021, the Bank paid $10.0 million in dividends to the Company. Since the first quarter of 2021, the Company has paid a quarterly common stock dividend of $0.06 per share. The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Regulatory Capital Levels:

Actual and required capital levels at June 30, 2021, and December 31, 2020 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$340,809	12.80%	$213,089	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	283,118	10.63%	159,816	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	283,118	10.63%	119,862	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	283,118	8.10%	139,893	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$324,013	12.19%	$212,702	8.00%	$265,878	10.00%
Tier 1 Capital (to Risk Weighted Assets)	305,703	11.50%	159,527	6.00%	212,702	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	305,703	11.50%	119,645	4.50%	172,821	6.50%
Tier 1 Capital (to Average Assets)[2]	305,703	8.75%	139,706	4.00%	174,632	5.00%

December 31, 2020
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$329,431	14.07%	$187,303	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	271,739	11.61%	140,477	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	271,739	11.61%	105,358	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	271,739	8.70%	125,002	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$317,660	13.57%	$187,294	8.00%	$234,117	10.00%
Tier 1 Capital (to Risk Weighted Assets)	299,314	12.78%	140,470	6.00%	187,294	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	299,314	12.78%	105,353	4.50%	152,176	6.50%
Tier 1 Capital (to Average Assets)	299,314	9.58%	124,969	4.00%	156,212	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended June 30, 2021
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, March 31, 2021	$898	$185	$1,083

Other comprehensive income	1,153	102	1,255
Reclassification of amounts included in net income	—	—	—
Net other comprehensive income during period	1,153	102	1,255

Ending balance, June 30, 2021	$2,051	$287	$2,338

	Three Months Ended June 30, 2020
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, March 31, 2020	$1,242	$(2,489)	$(1,247)

Other comprehensive income	1,414	413	1,827
Reclassification of amounts included in net income	12	—	12
Net other comprehensive income during period	1,426	413	1,839

Ending balance, June 30, 2020	$2,668	$(2,076)	$592

	Six Months Ended June 30, 2021
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, December 31, 2020	$2,968	$(785)	$2,183

Other comprehensive income (loss)	(917)	1,072	155
Reclassification of amounts included in net income	—	—	—
Net other comprehensive income (loss) during period	(917)	1,072	155

Ending balance, June 30, 2021	$2,051	$287	$2,338

	Six Months Ended June 30, 2020
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, December 31, 2019	$391	$(223)	$168

Other comprehensive income (loss)	2,265	(1,853)	412
Reclassification of amounts included in net income	12	—	12
Net other comprehensive income (loss) during period	2,277	(1,853)	424

Ending balance, June 30, 2020	$2,668	$(2,076)	$592

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, SmartBank (the "Bank"). The Company provides a comprehensive suite of commercial and consumer banking services to clients through 35 full-service bank branches and one loan production office in select markets in East and Middle Tennessee, Alabama and the Florida Panhandle.

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

Forward-Looking Statement

SmartFinancial, Inc. (the “Company”) may from time to time make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, including statements regarding the effects of the COVID-19 pandemic on the Company’s business and financial results and conditions, are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	weakness or a decline in the U.S. economy, in particular in Tennessee, and other markets in which we operate;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business, including changes to statutes, regulations or regulatory policies or practices as a result of, or in response to the COVID-19 pandemic;
●	negative changes in the real estate markets in which we operate and have our primary lending activities, which may result in an unanticipated decline in real estate values in our market area;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;
●	expected revenue synergies and cost savings from the proposed acquisition of Sevier County Bancshares, Inc. (“SCB”) and our recently completed acquisition of Fountain Equipment Finance, LLC (“Fountain”) may not be fully realized or may take longer than anticipated to be realized;
●	disruption from the merger with customers, suppliers or employees or other business partners’ relationships;
●	the risk of successful integration of SCB’s and Fountain’s businesses with our business;

●	lower than expected revenue following the acquisitions of SCB and Fountain;
●	The Company’s ability to manage the combined company’s growth following the acquisitions;
●	the dilution caused by SmartFinancial’s issuance of additional shares of its common stock in connection with the SCB merger;
●	cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market;
●	results of examinations by our primary regulators, the TDFI, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan and lease portfolio;
●	unanticipated credit deterioration in our loan and lease portfolio or higher than expected loan and lease losses within one or more segments of our loan and lease portfolio;
●	unexpected significant declines in the loan and lease portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan and lease delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of the Company’s participation in and execution of government programs related to the COVID-19 pandemic;
●	the impact of the COVID-19 pandemic on the Company’s assets, business, cash flows, financial condition, liquidity, prospects and results of operations;
●	potential increases in the provision for loan and lease losses resulting from the COVID-19 pandemic; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us.

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

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the second quarter and first six months of 2021:

●	Successfully completed the hiring of an experienced banking team in the Gulf Coast Region.

●	Announced the proposed acquisition of SCB, with an estimated closing date in the third quarter of 2021.
●	Announced and completed the acquisition, on May 3, 2021, of Fountain.
●	Originated 1,801 Paycheck Protection Program (“PPP”) loans totaling $138.4 million.
●	Net income totaled $8.8 million, or $0.58 per diluted common share, during the second quarter of 2021 compared to $6.2 million, or $0.41 per diluted common share, for the same period in 2020.
●	Net income totaled $18.5 million, or $1.23 per diluted common share, during the first six months of 2021 compared to $8.9 million, or $0.60 per diluted common share, for the same period in 2020.
●	Annualized return on average assets was 0.98% at June 30, 2021 compared to 0.79% at June 30, 2020.
●	On December 21, 2020, the Bipartisan-Bicameral Omnibus COVID Relief Deal, included as a component of appropriations legislation, was passed by Congress to provide economic stimulus to individuals and businesses in further response to the economic distress caused by the COVID-19 pandemic. Among other things, the legislation includes (i) payments of $600 for individuals making up to $75,000 per year, (ii) extension of the Federal Pandemic Unemployment Compensation program to include a $300 weekly enhancement in unemployment benefits beginning after December 26, 2020 up to March 14, 2021, (iii) a temporary and targeted rental assistance program, and extends the eviction moratorium through January 31, 2021, (iv) targeted funding related to transportation, education, agriculture, nutrition and other public health measures, and (v) approximately $325 billion for small business relief, including approximately $284 billion for a second round of PPP loans and a new simplified forgiveness procedure for PPP loans of $150,000 or less. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.

Analysis of Results of Operations

Second quarter of 2021 compared to 2020

Net income was $8.8 million, or $0.58 per diluted common share, for the second quarter of 2021, compared to $6.2 million, or $0.41 per diluted common share, for the second quarter of 2020.  The tax equivalent net interest margin was 3.29% for the second quarter of 2021 compared to 3.63% for the second quarter of 2020. Noninterest income to average assets was 0.58% for the second quarter of 2021, increasing from 0.45% for the second quarter of 2020. Noninterest expense to average assets decreased to 2.33% in the second quarter of 2021, from 2.41% in the second quarter of 2020.

First six months of 2021 compared to 2020

Net income was $18.5 million, or $1.23 per diluted common share, for the first six months of 2021, compared to $8.9 million, or $0.60 per diluted common share, for the first six months of 2020. The increase in net income for this period was primarily from the increase of $10.8 million in net interest income after provision for loan and lease losses and $4.5 million in noninterest income, offset by increases of $2.7 million in noninterest expense and $3.0 million in income tax expense. The tax equivalent net interest margin was 3.38% for the first six months of 2021 compared to 3.75% for the first six months of 2020. Noninterest income to average assets was 0.63% for the first six months of 2021, increasing from 0.45% for the first six months of 2020. Noninterest expense to average assets decreased to 2.34% in the first six months of 2021, from 2.66% in the first six months of 2020.

Net Interest Income and Yield Analysis

Second quarter of 2021 compared to 2020

Net interest income, taxable equivalent, increased to $27.0 million for the second quarter of 2021, up from $25.9 million for the second quarter of 2020. Net interest income was positively impacted, compared to the prior year, primarily by the increase in loan and lease balances and the reduction in interest expense on interest bearing liabilities.  Average interest-earning assets increased from $2.87 billion for the second quarter of 2020, to $3.30 billion for the second quarter of 2021, primarily as a result of the Company’s continued organic loan and lease growth, acquisition of Fountain completed on May 3, 2021, participation in the PPP, and the increase in our overall liquidity position. Over this period, average loan and lease balances increased by $149.3 million, average federal funds sold and other interest earning assets increased by $233.4 million, average interest-bearing deposits increased by $404.9 million, average noninterest-bearing deposits increased $181.1 million and average borrowings decreased $155.6 million. The tax equivalent net interest margin decreased to 3.29% for the second quarter of 2021, compared to 3.63% for the second quarter of 2020. The yield on earning assets decreased from 4.22% for the second quarter of 2020, to 3.65% for the second quarter of 2021, primarily due to rate cuts by the Federal Reserve during the first quarter of 2020 and, to a lesser extent, loan and lease yields declining from market competition. The cost of average interest-bearing deposits decreased from 0.71% for the second quarter of 2020, to 0.39% for the second quarter of 2021, primarily due to a lower interest rate environment during the period.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2021			2020
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans and leases, including fees[1]	$2,508,388	28,256	4.52%	$2,359,101	28,590	4.87%
Loans held for sale	5,315	67	5.03%	6,868	73	4.28%
Taxable securities	164,935	916	2.23%	122,135	589	1.94%
Tax-exempt securities[2]	89,296	453	2.04%	86,227	570	2.66%
Federal funds sold and other earning assets	531,125	309	0.23%	297,696	277	0.37%
Total interest-earning assets	3,299,059	30,001	3.65%	2,872,027	30,099	4.22%
Noninterest-earning assets	286,211			260,089
Total assets	$3,585,270			$3,132,116

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$688,756	$304	0.18%	$453,795	$148	0.13%
Money market and savings deposits	1,117,290	905	0.32%	748,673	614	0.33%
Time deposits	502,755	1,039	0.83%	701,390	2,604	1.49%
Total interest-bearing deposits	2,308,801	2,248	0.39%	1,903,858	3,366	0.71%
Borrowings[3]	81,525	123	0.61%	237,143	249	0.42%
Subordinated debt	39,375	584	5.95%	39,290	584	5.98%
Total interest-bearing liabilities	2,429,701	2,955	0.49%	2,180,291	4,199	0.77%
Noninterest-bearing deposits	768,399			587,322
Other liabilities	17,845			24,642
Total liabilities	3,215,945			2,792,255
Shareholders' equity	369,325			339,861
Total liabilities and shareholders’ equity	$3,585,270			$3,132,116
Net interest income, taxable equivalent		$27,046			$25,900
Interest rate spread			3.16%			3.44%
Tax equivalent net interest margin			3.29%			3.63%

Percentage of average interest-earning assets to average interest-bearing liabilities			135.78%			131.73%
Percentage of average equity to average assets			10.30%			10.85%

1Loans and leases include PPP loans with an average balance of $266.1 million and $208.8 million for the three months ended June 30, 2021 and 2020, respectively.  Loan and lease fees included in loan and lease income was $2.4 million and $2.7 million for the three months ended June 30, 2021 and 2020, respectively. Loan and lease fee income for the three months ended June 30, 2021 and 2020, includes $2.1 million and $1.9 million accretion of loan fees on PPP loans, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $149 thousand for the three months ended June 30, 2021 and $154 thousand for the three months ended June 30, 2020.

3Includes average balance of $108.1 million in Paycheck Protection Liquidity Facility (“PPPLF”) funding for the quarter ended June 30, 2020.  No PPPLF funding was used for the quarter ended June 30, 2021.

First six months of 2021 compared to 2020

Net interest income, taxable equivalent, increased to $53.5 million for the first six months of 2021, up from $48.6 million for the first six months of 2020. Net interest income was positively impacted, compared to the prior year, primarily due to increases in loan and lease balances and reduction in interest expense on interest-bearing liabilities.  Average interest-earning assets increased from $2.60 billion for the first six months of 2020, to $3.19 billion for the first six months of 2021, primarily as a result of the acquisition of PFG completed March 1, 2020, participation in the PPP and continued organic growth. Over this period, average loan and lease balances increased by $296.5 million, average interest-bearing deposits increased by $408.7 million, average noninterest-bearing deposits increased $253.4 million and average borrowings decreased $62.9 million. The tax equivalent net interest margin decreased to 3.38% for the first six months of 2021, compared to 3.75% for the first six months of 2020. The yield on earning assets decreased from 4.50% for the first six months of 2020, to 3.76% for the first six months of 2021, primarily due to rate cuts by the Federal Reserve during the first quarter of 2020 and, to a lesser extent loan and lease yields declining from market competition. The cost of average interest-bearing deposits decreased from 0.90% for the first six months of 2020, to 0.41% for the first six months of 2021, primarily due to a lower interest rate environment during the period.

	Six Months Ended June 30,
	2021			2020

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$2,468,665	$56,200	4.59%	$2,172,158	$54,979	5.09%
Loans held for sale	6,607	141	4.31%	5,581	118	4.26%
Taxable Securities	150,792	1,640	2.19%	119,474	1,268	2.13%
Tax-exempt securities[2]	90,068	862	1.93%	78,306	970	2.49%
Federal funds and other earning assets	474,449	600	0.26%	226,726	879	0.78%
Total interest-earning assets	3,190,581	59,443	3.76%	2,602,245	58,214	4.50%
Noninterest-earning assets	280,772			238,749
Total assets	$3,471,353			$2,840,994

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$665,116	560	0.17%	$421,288	583	0.28%
Money market and savings deposits	1,050,961	1,726	0.33%	707,003	2,003	0.57%
Time deposits	514,344	2,293	0.90%	693,382	5,534	1.61%
Total interest-bearing deposits	2,230,421	4,579	0.41%	1,821,673	8,120	0.90%
Borrowings[3]	81,680	241	0.59%	144,532	339	0.47%
Subordinated debt	39,364	1,167	5.98%	39,279	1,167	5.97%
Total interest-bearing liabilities	2,351,465	5,987	0.51%	2,005,484	9,626	0.97%
Noninterest-bearing deposits	734,867			481,432
Other liabilities	19,876			22,812
Total liabilities	3,106,208			2,509,728
Stockholders’ equity	365,145			331,266
Total liabilities and stockholders’ equity	$3,471,353			$2,840,994
Net interest income, taxable equivalent		$53,456			$48,588
Interest rate spread			3.25%			3.53%
Tax equivalent net interest margin			3.38%			3.75%

Percentage of average interest-earning assets to average interest-bearing liabilities			135.68%			129.76%
Percentage of average equity to average assets			10.52%			11.66%

1Loans and leases include PPP loans with an average balance of $289.2 million and $106.2 million for the six months ended June 30, 2021 and 2020, respectively.  Loan and lease fees included in loan and lease income was $5.3 million and $3.6 million for the six months ended June 30, 2021 and 2020, respectively. Loan lease fee income for the six months ended June 30, 2021 and 2020, includes $4.5 million and $1.9 million accretion of loan fees on PPP loans, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $299 thousand for the six months ended June 30, 2021 and $271 thousand for the six months ended June 30, 2020.

3Includes average balance of $54.0 million in Paycheck Protection Liquidity Facility (“PPPLF”) funding for the six months ended June 30, 2020.  No PPPLF funding was used for the six months ended June 30, 2021.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Service charges on deposit accounts	$1,048	$709	$339	$2,057	$1,479	$578
Gain on sale of securities	—	16	(16)	—	16	(16)
Mortgage banking	1,105	931	174	2,244	1,515	729
Investment services	567	363	204	1,098	801	297
Insurance commissions	557	473	84	2,023	742	1,281
Interchange and debit card transaction fees, net	922	508	414	1,761	784	977
Other	944	511	433	1,652	993	659
Total noninterest income	$5,143	$3,511	$1,632	$10,835	$6,330	$4,505

Second quarter of 2021 compared to 2020

Noninterest income increased by $1.6 million, or 46.5%, during the second quarter of 2021 compared to the same period in 2020. This quarterly change in total noninterest income primarily resulted from the following:

●	Increase in service charges on deposit accounts, related to deposit growth and transaction volume;
●	Increase in mortgage banking, from increased volume due to low rate environment;
●	Increase in investment services, stemming from increased production;
●	Increase in interchange and debit card transaction fees, related to increased volume, deposit growth and the PFG acquisition: and
●	Increase in other, primarily from new fee income from the acquisition of Fountain and cash surrender value of bank owned life insurance (“BOLI”) from the additional BOLI purchased during the first quarter of 2021.

First six months of 2021 compared to 2020

Noninterest income increased by $4.5 million, or 71.2%, during the first six months of 2021 compared to the same period in 2020. This change in total noninterest income primarily resulted from the following:

●	Increase in service charges on deposit accounts, related to the PFG acquisition, deposit growth and transaction volume;
●	Increase in mortgage banking, from increased volume due to low rate environment;
●	Increase in investment services, stemming from increased production;
●	Increase in insurance commissions, primarily from commissions from an insurance agency acquired in the PFG acquisition and placement of life insurance policies;
●	Increase in interchange and debit card transaction fees, related to increased volume, deposit growth and the PFG acquisition: and
●	Increase in other, primarily from new fee income from the acquisition of Fountain and cash surrender value of bank owned life insurance from the additional BOLI purchased during the first quarter of 2021.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Salaries and employee benefits	$12,203	$10,357	$1,846	$23,072	$20,363	$2,709
Occupancy and equipment	2,294	1,996	298	4,635	3,906	729
FDIC insurance	371	180	191	741	360	381
Other real estate and loan related expense	506	346	160	1,108	892	216
Advertising and marketing	230	202	28	419	400	19
Data processing and technology	1,509	1,155	354	2,889	2,163	726
Professional services	849	868	(19)	1,490	1,578	(88)
Amortization of intangibles	441	405	36	886	767	119
Merger related and restructuring expenses	372	1,477	(1,105)	475	3,573	(3,098)
Other	2,022	1,820	202	4,547	3,598	949
Total noninterest expense	$20,797	$18,806	$1,991	$40,262	$37,600	$2,662

Second quarter of 2021 compared to 2020

Noninterest expense increased by $2.0 million, or 10.6%, in the second quarter of 2021 as compared to the same period in 2020. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to the PFG acquisition and the overall franchise growth, including the acquisition of Fountain completed May 3, 2021;
●	Increase in occupancy and equipment, due to ongoing infrastructure and facilities added to accommodate growth in operations;
●	Increase in FDIC insurance, related to asset growth stemming from our acquisition of PFG, deposit growth and production of PPP loans; and
●	Increase in data processing and technology, primarily from continued infrastructure build.

First six months of 2021 compared to 2020

Noninterest expense increased by $2.7 million, or 7.1%, in the first six months of 2021 as compared to the same period in 2020. The change in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, due to the overall franchise growth, including the acquisition of Fountain completed May 3, 2021;
●	Increase in occupancy and equipment, due to ongoing infrastructure and facilities added to accommodate growth in operations;
●	Increase in FDIC insurance, related to asset growth stemming from our acquisition of PFG, deposit growth and production of PPP loans;
●	Increase in data processing and technology, primarily from continued infrastructure build; and
●	Other increased, primarily from an investment in a start-up fintech company.

Taxes

Second quarter of 2021 compared to 2020

In the second quarter of 2021 income tax expense totaled $2.5 million compared to $1.4 million a year ago. The effective tax rate was approximately 22.0% in the second quarter of 2021 compared to 18.8% a year ago. The higher effective tax rate for the second quarter of 2021 compared to same quarter in 2020 was due to 2020 having a proportionately higher amount of non-taxable income in relation to income before taxes, as well as tax benefit derived from the reconciliation of our tax rates from operations.

First six months of 2021 compared to 2020

In the first six months of 2021 income tax expense totaled $5.1 million compared to $2.1 million a year ago. The effective tax rate was approximately 21.7% for first six months of 2021 compared to 19.0% a year ago. The higher effective tax rate for the first six months of 2021 compared to same period in 2020 was due to 2020 having a proportionately higher amount of non-taxable income in relation to income before taxes and, as part of the CARES Act legislation, a tax benefit realized from the recognition of net operating loss carryforwards from past acquisitions.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding, including organic and acquired loans and leases, of approximately $2.45 billion at June 30, 2021 compared to $2.36 billion at December 31, 2020. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

Organic Loans and Leases

Our organic net loans and leases, which excludes loans and leases purchased through acquisitions, increased by $115.3 million, or 5.8%, from December 31, 2020, to $2.10 billion at June 30, 2021.  Included in the growth was $138.4 million of PPP loans that were originated and funded during the first six months of 2021 and offset by $247.6 million in forgiven PPP loans originated in 2020. Total net deferred fees associated with the PPP loans originated during the first six months of 2021 was approximately $7.0 million with $470 thousand accreted into income.

Acquired Loans and Leases

Purchased non-credit impaired loans and leases, net of $323.6 million at June 30, 2021 decreased by $27.1 million from December 31, 2020.  Since December 31, 2020, our net purchased credit impaired (“PCI”) loans and leases, net decreased by $2.0 million to $29.7 million at June 30, 2021. The decrease in purchased non-credit impaired loans and leases and PCI loans and leases is related to maturities, paydowns and payoffs.

The following tables summarize the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

	June 30, 2021
		Purchased	Purchased		% of
		Non-Credit	Credit	Total	Gross
	Organic	Impaired	Impaired	Amount	Total
Commercial real estate-mortgage	$998,806	$152,314	$11,371	$1,162,491	47.1%
Consumer real estate-mortgage	340,663	95,002	8,975	444,640	18.0%
Construction and land development	285,167	10,272	5,265	300,704	12.2%
Commercial and industrial	474,729	21,124	261	496,114	20.1%
Leases	4,856	43,968	4,214	53,038	2.1%
Consumer and other	9,145	2,170	16	11,331	0.5%
Total gross loans and leases receivable, net of deferred fees	2,113,366	324,850	30,102	2,468,318	100.0%
Allowance for loan and leases losses	(16,663)	$(1,276)	(371)	(18,310)
Total loans and leases, net	$2,096,703	$323,574	$29,731	$2,450,008

	December 31, 2020
		Purchased	Purchased		% of
		Non-Credit	Credit	Total	Gross
	Organic	Impaired	Impaired	Amount	Total
Commercial real estate-mortgage	$807,913	$188,940	$16,123	$1,012,976	42.5%
Consumer real estate-mortgage	313,582	120,090	10,258	443,930	18.6%
Construction and land development	259,622	13,105	5,348	278,075	11.7%
Commercial and industrial	607,212	26,926	308	634,446	26.6%
Leases	—	—	—	—	—%
Consumer and other	9,250	3,539	27	12,816	0.5%
Total gross loans and leases receivable, net of deferred fees	1,997,579	352,600	32,064	2,382,243	100.0%
Allowance for loan and lease losses	(16,154)	(1,883)	(309)	(18,346)
Total loans and leases, net	$1,981,425	$350,717	$31,755	$2,363,897

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at June 30, 2021, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

					Rate Structure for Loans and Leases
					Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$124,138	$485,500	$552,853	$1,162,491	$821,895	$216,458
Consumer real estate-mortgage	29,667	171,171	243,802	444,640	210,278	204,695
Construction and land development	66,671	129,863	104,170	300,704	113,830	120,203
Commercial and industrial	108,437	323,661	64,016	496,114	348,146	39,531
Leases	2,127	50,911	—	53,038	50,911	—
Consumer and other	3,818	6,865	648	11,331	7,263	250
Total loans and leases	$334,858	$1,167,971	$965,489	$2,468,318	$1,552,323	$581,137

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases as a percentage of total gross loans and leases, net of deferred fees, was 0.15% as of June 30, 2021, and 0.24% as of December 31, 2020, respectively. Total nonperforming assets as a percentage of total assets as of June 30, 2021 totaled 0.18% compared to 0.31% as of December 31, 2020. Acquired PCI loans and leases that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets.

The following table summarizes the Company’s nonperforming assets for the periods presented (in thousands):

	June 30,	December 31,
	2021	2020
Nonaccrual loans and leases	$3,694	$5,633
Accruing loans and leases past due 90 days or more	64	149
Total nonperforming loans and leases	3,758	5,782
Other real estate owned	2,499	4,619
Other repossessed property	199	—
Total nonperforming assets	$6,456	$10,401
Restructured loans not included above	$219	$257

COVID-19 Loan Modifications

As a result of the CARES Act, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic.  At June 30, 2021, the Company had no loans remaining under COVID-19 modifications.

Allocation of the Allowance for Loan and Lease Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan and lease portfolio. Our provision for loan and lease losses for the six months ended June 30, 2021, is $62 thousand compared to $6.0 million in the same period of 2020, a decrease of $6.1 million.  The allowance for loan and lease loss provision for the six months ended June 30, 2020, increased due to the onset of the COVID-19 pandemic and related economic uncertainty.   As of June 30, 2021 and December 31, 2020, our allowance for loan and lease losses was $18.3 million for each period, which we deemed to be adequate at each of the respective dates.  Our allowance for loan and lease loss as a percentage of total loans and leases was 0.74% at June 30, 2021 and 0.77% at December 31, 2020.

Our purchased loans and leases were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans and leases will be accreted into income over the life of the loans and leases. A provision for loan and lease losses is recorded for any deterioration in these loans and leases subsequent to the acquisition. As of June 30, 2021, the notional balances on PCI loans and leases was $41.7 million while the carrying value was $29.7 million. At June 30, 2021, there was an allowance on PCI loans and leases of $371 thousand.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans and leases for the periods presented, and the percentage of loans and leases in each category to total loans and leases (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$8,382	47.1%	$7,579	42.5%
Consumer real estate-mortgage	3,323	18.0%	3,471	18.6%
Construction and land development	2,061	12.2%	2,076	11.7%
Commercial and industrial	4,442	20.1%	5,107	26.6%
Leases	—	2.1%	—	—%
Consumer and other	102	0.5%	113	0.5%
Total allowance for loan and lease losses	$18,310	100.0%	$18,346	100.0%

The allocation by category is determined based on the loans and leases individually assigned risk rating, if applicable, and environmental factors applicable to each category of loan and lease. For impaired loans and leases, those loans and leases are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired, non PCI, loans and leases were approximately $237 thousand at December 31, 2020, compared to $696 thousand at June 30, 2021.

Analysis of the Allowance for Loan and Lease Losses

The following is a summary of changes in the allowance for loan and lease losses for the periods presented including the ratio of the allowance for loan and lease losses to total loans and leases as of the end of each period (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$18,370	$13,431	$18,346	$10,243
Provision for loan and lease losses	(5)	2,850	62	6,049
Charged-off loans and leases:
Commercial real estate-mortgage	—	—	—	—
Consumer real estate-mortgage	(60)	—	(60)	(2)
Construction and land development	—	—	—	—
Commercial and industrial	(4)	(9)	(4)	(17)
Leases	—	—	—	—
Consumer and other	(89)	(66)	(209)	(142)
Total charged-off loans and leases	(153)	(75)	(273)	(161)
Recoveries of previously charged-off loans and leases:
Commercial real estate-mortgage	3	3	6	5
Consumer real estate-mortgage	5	11	21	17
Construction and land development	—	—	—	2
Commercial and industrial	7	6	10	49
Leases	—	—	—	—
Consumer and other	83	28	138	50
Total recoveries of previously charged-off loans and leases	98	48	175	123
Net loan and lease charge-offs	(55)	(27)	(98)	(38)
Balance at end of period	$18,310	$16,254	$18,310	$16,254
Ratio of allowance for loan and lease losses to total loans and leases outstanding at end of period	0.74%	0.67%	0.74%	0.67
Ratio of net loan and lease charge-offs to average loans and leases outstanding for the period	—%	—%	—%	—

We assess the adequacy of the allowance at the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon our evaluation of the loan and lease portfolio, past loan and lease loss experience, known and inherent risks in the portfolio, the views of the Bank’s regulators, adverse situations that may affect borrowers’ ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan and lease portfolio, economic conditions, industry and peer bank loan and lease quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans and leases that may be susceptible to significant change.

Securities Portfolio

Our securities portfolio, consisting primarily of Federal agency bonds, state and municipal securities, and mortgage-backed securities, amounted to fair values of $250.8 million and $215.6 million at June 30, 2021 and December 31, 2020, respectively. Our investments to assets ratio increased from 6.5% at December 31, 2020 to 6.9% at June 30, 2021. Our securities portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income. All of the Company’s securities are designated as available-for-sale.

The following table shows the amortized cost of the Company’s securities, all investment securities were classified as available for sale (in thousands):

	June 30,	December 31,
	2021	2020
U.S. Treasury	$6,381	$—
U.S. Government-sponsored enterprises (GSEs)	73,503	30,526
Municipal securities	86,720	89,644
Other debt securities	29,019	25,019
Mortgage-backed securities	52,430	66,425
Total securities	$248,053	$211,614

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at June 30, 2021. The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs (dollars in thousands):

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Treasury	$—	$—	$6,381	$—	$6,381
U.S. Government agencies	—	116	25,885	47,502	73,503
State and political subdivisions	5,025	2,937	6,694	72,064	86,720
Other debt securities	—	986	27,533	500	29,019
Mortgage-backed securities	—	3,400	9,952	39,078	52,430
Total securities	$5,025	$7,439	$76,445	$159,144	$248,053
Weighted average yield (1)	1.95%	1.43%	2.89%	2.71%	2.71%
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of June 30, 2021, brokered deposits represented approximately 1.7% of total deposits.

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended June 30, 2021 was 0.39% compared to 0.71% for the same period in 2020 and 0.41% and 0.90% for the six months ended June 30, 2021 and June 30, 2020, respectively. The decreased cost of interest-bearing deposits was due to changes in rates caused by federal rate-changes during the periods.

Total deposits as of June 30, 2021 were $3.14 billion, which was an increase of $334.3 million from December 31, 2020. This increase was primarily from organic deposit growth. As of June 30, 2021, the Company had outstanding time deposits under $250,000 with balances of $364.6 million and time deposits over $250,000 with balances of $124.9 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

June 30,
2021
Three months or less	$30,740
Three to six months	30,225
Six to twelve months	25,668
More than twelve months	38,224
Total	$124,857

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Borrowings totaled $78.8 million at June 30, 2021, and consisted entirely of $75.0 million in FHLB borrowings and short-term borrowings totaled $3.8 million and consisted entirely of securities sold under repurchase agreements. Long-term debt totaled $39.4 million at June 30, 2021, and $39.3 million at December 31, 2020, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see "Part I - Item 1. Consolidated Financial Statements - Note 7 – Borrowings and Line of Credit."

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At June 30, 2021 and December 31, 2020, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements - Note 13 - Regulatory Matters.”

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At June 30, 2021, we had $640.3 million of pre-approved but unused lines of credit and $7.5 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  For more information regarding our off balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements - Note 9 – Commitments and Contingent Liabilities.”

Market Risk and Liquidity Risk Management

The Bank’s Asset Liability Management Committee (“ALCO”) is responsible for making decisions regarding liquidity and funding solutions based upon approved liquidity, loan and lease, capital and investment policies. The ALCO must consider interest rate sensitivity and liquidity risk management when rendering a decision on funding solutions and loan and lease pricing. To assist in this process the Bank has contracted with an independent third party to prepare quarterly reports that summarize several key asset-liability measurements. In addition, the third party will also provide recommendations to the Bank’s ALCO regarding future balance sheet structure, earnings and liquidity strategies. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

Interest Rate Sensitivity

Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and leases and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. The primary measurements we use to help us manage interest rate sensitivity are an earnings simulation model and an economic value of equity model. These measurements are used in conjunction with competitive pricing analysis and are further described below.

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

			Maximum Percentage Decline
			in Net Interest
			Income from the Budgeted
	Estimated % Change in Net		or Base Case
	Interest Income Over 12		Projection of Net Interest
	Months		Income
June 30, 2021:	Increase +	Decrease -	Next 12 Months
An instantaneous, parallel rate increase or decrease of the following at the beginning of the third quarter:
± 100 basis points	5.01%	(0.26)%	8%
± 200 basis points	10.11%	(0.81)%	14%

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

			Maximum
			Percentage
			Decline in
			Economic Value
			of Equity from
			the Economic
			Value of Equity
	Current Estimated Instantaneous		at Currently
	Rate Change		Prevailing
June 30, 2021:	Increase +	Decrease -	Interest Rates

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
±100 basis points	4.71%	(8.06)%	10%
±200 basis points	8.46%	(5.53)%	15%

At June 30, 2021, our model results indicated that we were within these policy limits.

Liquidity Risk Management

The purpose of liquidity risk management is to ensure that there are sufficient cash flows to satisfy loan and lease demand, deposit withdrawals, and our other needs. Traditional sources of liquidity for a bank include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of its assets and liabilities and by internally generated funding through its operations. Funds invested in marketable instruments that can be readily sold and the continuous maturing of other earning assets are sources of liquidity from an asset perspective. The liability base provides sources of liquidity through attraction of increased deposits and borrowing funds from various other institutions.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and intend to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

Scheduled loan and lease payments are a relatively stable source of funds, but loan and lease payoffs and deposit flows fluctuate significantly, being influenced by interest rates, general economic conditions and competition. Additionally, debt security investments are subject to prepayment and call provisions that could accelerate their payoff prior to stated maturity. We attempt to price our deposit products to meet our asset/liability objectives consistent with local market conditions. Our ALCO is responsible for monitoring our ongoing liquidity needs. Our regulators also monitor our liquidity and capital resources on a periodic basis.

The Company has $5.0 million in investments that mature throughout the next 12 months. The Company also anticipates $9.5 million of principal payments from mortgage-backed securities over the same period. The Company also has unused borrowing capacity in the amount of $240.3 million available with the Federal Reserve, FHLB, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required for a Smaller Reporting Company.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including SmartFinancial’s Chief Executive Officer and Chief Financial Officer, SmartFinancial has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2021 (the “Evaluation Date”). Based on such evaluation, SmartFinancial’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, SmartFinancial’s disclosure controls and procedures were effective to ensure that information required to be disclosed by SmartFinancial in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to SmartFinancial’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding the required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors has authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of June 30, 2021, we have purchased $5.5 million of the authorized $10.0 million and may purchase up to an additional $4.5 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended June 30, 2021.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
April 1, 2021 to April 30, 2021	—	$—	—	$4,484
May 1, 2021 to May 31, 2021	—	—	—	4,484
June 1, 2021 to June 30, 2021	—	—	—	4,484
Total	—	$—	—	$4,484

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

SmartFinancial, Inc.

Date:	August 9, 2021	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	August 9, 2021	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)