Form 10-Q
period 2021-09-30
SMARTFINANCIAL INC.
filed 2021-11-09
CIK 1038773

.

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes  ☐    No  ☒

As of November 5, 2021, there were 16,802,080 shares of common stock, $1.00 par value per share, issued and outstanding.

PART I –FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share data)

	(Unaudited)
	September 30,	December 31,
	2021	2020*
ASSETS:
Cash and due from banks	$79,827	$50,460
Interest-bearing deposits with banks	969,929	364,846
Federal funds sold	41,404	66,413
Total cash and cash equivalents	1,091,160	481,719
Securities available-for-sale, at fair value	339,343	215,634
Other investments	14,972	14,794
Loans held for sale	3,418	11,721
Loans and leases	2,652,663	2,382,243
Less: Allowance for loan and lease losses	(19,295)	(18,346)
Loans and leases, net	2,633,368	2,363,897
Premises and equipment, net	85,346	72,682
Other real estate owned	2,415	4,619
Goodwill and other intangibles, net	104,930	86,471
Bank owned life insurance	79,145	31,215
Other assets	29,934	22,197
Total assets	$4,384,031	$3,304,949

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
Noninterest-bearing demand	$977,180	$685,957
Interest-bearing demand	847,007	649,129
Money market and savings	1,389,393	919,631
Time deposits	585,692	550,498
Total deposits	3,799,272	2,805,215
Borrowings	88,748	81,199
Subordinated debt	41,909	39,346
Other liabilities	29,382	22,021
Total liabilities	3,959,311	2,947,781
Shareholders' equity:
Preferred stock, $1 par value; 2,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock, $1 par value; 40,000,000 shares authorized; 16,801,447 and 15,107,214 shares issued and outstanding, respectively	16,801	15,107
Additional paid-in capital	292,760	252,693
Retained earnings	112,600	87,185
Accumulated other comprehensive income	2,559	2,183
Total shareholders' equity	424,720	357,168
Total liabilities and shareholders' equity	$4,384,031	$3,304,949

* Derived from audited financial statements.

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loans and leases, including fees	$31,674	$28,621	$88,015	$83,718
Securities available-for-sale:
Taxable	832	546	2,472	1,813
Tax-exempt	331	364	894	1,064
Federal funds sold and other earning assets	474	327	1,074	1,206
Total interest income	33,311	29,858	92,455	87,801
Interest expense:
Deposits	2,153	2,897	6,733	11,016
Borrowings	121	334	360	674
Subordinated debt	655	584	1,823	1,751
Total interest expense	2,929	3,815	8,916	13,441
Net interest income	30,382	26,043	83,539	74,360
Provision for loan and lease losses	1,149	2,634	1,211	8,683
Net interest income after provision for loan and lease losses	29,233	23,409	82,328	65,677
Noninterest income:
Service charges on deposit accounts	1,220	892	3,278	2,370
Gain (loss) on sale of securities	45	(9)	45	6
Mortgage banking	994	1,029	3,238	2,544
Investment services	448	359	1,546	1,159
Insurance commissions	745	560	2,768	1,302
Interchange and debit card transaction fees, net	1,078	868	2,839	1,652
Other	1,779	422	3,429	1,417
Total noninterest income	6,309	4,121	17,143	10,450
Noninterest expense:
Salaries and employee benefits	13,594	11,032	36,666	31,395
Occupancy and equipment	2,536	2,186	7,170	6,093
FDIC insurance	525	534	1,266	894
Other real estate and loan related expense	407	643	1,514	1,535
Advertising and marketing	235	253	654	653
Data processing and technology	1,753	1,131	4,642	3,293
Professional services	810	594	2,300	2,172
Amortization of intangibles	711	402	1,597	1,169
Merger related and restructuring expenses	464	290	939	3,863
Other	2,274	2,102	6,822	5,699
Total noninterest expense	23,309	19,167	63,570	56,766
Income before income tax expense	12,233	8,363	35,901	19,361
Income tax expense	2,633	1,968	7,767	4,059
Net income	$9,600	$6,395	$28,134	$15,302
Earnings per common share:
Basic	$0.62	$0.42	$1.85	$1.03
Diluted	$0.61	$0.42	$1.84	$1.02
Weighted average common shares outstanding:
Basic	15,557,528	15,160,579	15,192,919	14,903,757
Diluted	15,691,126	15,210,611	15,312,755	14,965,455

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$9,600	$6,395	$28,134	$15,302
Other comprehensive income:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	284	77	(971)	2,980
Tax effect	(74)	(142)	264	(779)
Reclassification adjustment for realized (gains) losses included in net income	(45)	(9)	(45)	6
Tax effect	12	2	12	(2)
Unrealized gains (losses) on securities available-for-sale arising during the period, net of tax	177	(72)	(740)	2,205
Unrealized gains (losses) on fair value municipal security hedges	59	538	1,510	(1,843)
Tax effect	(15)	(46)	(394)	482
Unrealized gains (losses) on fair value municipal security hedge instruments arising during the period, net of tax	44	492	1,116	(1,361)

Total other comprehensive income	221	420	376	844
Comprehensive income	$9,821	$6,815	$28,510	$16,146

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Total
Balance, December 31, 2019	14,008,233	$14,008	$232,732	$65,839	$168	$312,747
Net income	—	—	—	15,302	—	15,302
Other comprehensive income	—	—	—	—	844	844
Common stock issued pursuant to:
Exercise of stock options	27,858	28	254	—	—	282
Restricted stock	36,113	36	(36)	—	—	—
Shareholders' of Progressive Financial Group, Inc.	1,292,578	1,293	23,254	—	—	24,547
Stock compensation expense	—	—	365	—	—	365
Common stock dividend ($0.15 per share)	—	—	—	(2,223)	—	(2,223)
Repurchases of common stock	(131,555)	(132)	(1,943)	—	—	(2,075)
Balance, September 30, 2020	15,233,227	$15,233	$254,626	$78,918	$1,012	$349,789

Balance, December 31, 2020	15,107,214	$15,107	$252,693	$87,185	$2,183	$357,168
Net income	—	—	—	28,134	—	28,134
Other comprehensive income	—	—	—	—	376	376
Common stock issued pursuant to:
Exercise of stock options	19,165	19	175	—	—	194
Restricted stock	43,143	43	(43)	—	—	—
Shareholders' of Sevier County Bancshares, Inc.	1,691,535	1,691	40,563	—	—	42,254
Stock compensation expense	—	—	521	—	—	521
Common stock dividend ($0.18 per share)	—	—	—	(2,719)	—	(2,719)
Repurchases of common stock	(59,610)	(59)	(1,149)	—	—	(1,208)
Balance, September 30, 2021	16,801,447	$16,801	$292,760	$112,600	$2,559	$424,720

Balance, June 30, 2020	15,216,932	$15,217	$254,396	$73,283	$592	$343,488
Net income	—	—	—	6,395	—	6,395
Other comprehensive income	—	—	—	—	420	420
Common stock issued pursuant to:
Exercise of stock options	12,500	12	92	—	—	104
Restricted stock	3,795	4	(4)	—	—	—
Stock compensation expense	—	—	142	—	—	142
Common stock dividend ($0.05 per share)	—	—	—	(760)	—	(760)
Repurchases of common stock	—	—	—	—	—	—
Balance, September 30, 2020	15,233,227	$15,233	$254,626	$78,918	$1,012	$349,789

Balance, June 30, 2021	15,109,736	$15,110	$252,039	$103,906	$2,338	$373,393
Net income	—	—	—	9,600	—	9,600
Other comprehensive income	—	—	—	—	221	221
Common stock issued pursuant to:
Stock awards	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Restricted stock	176	—	—	—	—	—
Shareholders' of Sevier County Bancshares, Inc.	1,691,535	1,691	40,563	—	—	42,254
Stock compensation expense	—	—	158	—	—	158
Common stock dividends ($0.06 per share)	—	—	—	(906)	—	(906)
Balance, September 30, 2021	16,801,447	$16,801	$292,760	$112,600	$2,559	$424,720

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$28,134	$15,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,739	4,437
Accretion of fair value purchase accounting adjustments, net	(4,086)	(3,689)
Provision for loan and lease losses	1,211	8,683
Stock compensation expense	521	365
Gain from redemption and sale of securities available-for-sale	(45)	(6)
Deferred income tax expense (benefit)	731	(37)
Increase in cash surrender value of bank owned life insurance	(1,240)	(526)
Net losses from sale and write downs of other real estate owned	176	142
Net gains from mortgage banking	(3,238)	(2,544)
Origination of loans held for sale	(97,360)	(99,223)
Proceeds from sales of loans held for sale	108,901	96,330
Net (gain) from sale of branch	(137)	—
Net change in:
Accrued interest receivable	2,074	(3,221)
Accrued interest payable	(125)	807
Other assets	(414)	1,850
Other liabilities	5,709	3,556
Net cash provided by operating activities	45,551	22,226
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	16,771	11,759
Proceeds from maturities and calls of securities available-for-sale	43,551	45,800
Proceeds from paydowns of securities available-for-sale	21,550	18,622
Proceeds from sales of other investments	436	—
Purchases of securities available-for-sale	(145,316)	(81,893)
Purchases of other investments	(80)	(1,223)
Purchases of bank owned life insurance	(40,000)	—
Proceeds from bank owned life insurance benefits	427	—
Net (increase) decrease in loans and leases	4,444	(316,075)
Purchases of premises and equipment	(603)	(4,450)
Proceeds from sale of other real estate owned	2,171	875
Proceeds received from branch sale	83,745	—
Net cash received from business combinations	15,364	46,132
Net cash provided by (used in) investing activities	2,460	(280,453)
Cash flows from financing activities:
Net increase in deposits	558,410	332,319
Net (increase) decrease in securities sold under agreements to repurchase	(351)	9
Proceeds from borrowings	7,500	338,340
Repayment borrowings	(396)	(50,581)
Cash dividends paid	(2,719)	(2,223)
Issuance of common stock	194	282
Repurchases of common stock	(1,208)	(2,075)
Net cash provided by financing activities	561,430	616,071
Net change in cash and cash equivalents	609,441	357,844
Cash and cash equivalents, beginning of period	481,719	183,971
Cash and cash equivalents, end of period	$1,091,160	$541,815
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,745	$12,633
Cash paid during the period for income taxes	8,223	5,778
Noncash investing and financing activities:
Acquisition of real estate through foreclosure	580	971
Change in goodwill due to acquisitions and sale of a portfolio of loans	15,849	9,316

The accompanying notes are an integral part of the financial statements.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Presentation of Financial Information

Nature of Business:

SmartFinancial, Inc. (the "Company" or “SmartFinancial”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, SmartBank (the "Bank"). The Company provides a variety of financial services to individuals and corporate customers through its offices in East and Middle Tennessee, Alabama, and the Florida Panhandle. The Bank’s primary deposit products are noninterest-bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

Basis of Presentation and Accounting Estimates:

The accounting and financial reporting policies of the Company and its wholly owned subsidiary conform to U.S. generally accepted accounting principles (“GAAP”) and reporting guidelines of banking regulatory authorities and regulators. The accompanying interim consolidated financial statements for the Company and its wholly owned subsidiary have not been audited. All material intercompany balances and transactions have been eliminated.

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, the valuation of foreclosed assets and deferred taxes, other than temporary impairments of securities, the fair value of financial instruments, goodwill, and the fair value of assets acquired, and liabilities assumed in acquisitions. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Recently Issued and Adopted Accounting Pronouncements:

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.”  This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.  The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  Finally, it clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so.  ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020.  ASU 2019-12 did not have a material impact on the Company’s Consolidated Financial Statements.

Recently Issued Not Yet Effective Accounting Pronouncements:

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements for the year ended December 31, 2020, as filed in its Annual Report on Form 10-K with the Securities and Exchange Commission ("SEC"). The following is a summary of recent authoritative pronouncements issued but not yet effective that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

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

Operating, Accounting and Reporting Considerations related to COVID-19:

The COVID-19 pandemic has negatively impacted the global economy.  In response to this crisis, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed by Congress and signed into law on March 27, 2020.  The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief.  Some of the provisions applicable to the Company include, but are not limited to:

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
●	Past Due Reporting - Regarding loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due during the period of the deferral.
●	Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency.  The Company offered deferral options of: 1) three months deferral of payment and then three months of interest only, 2) three months of interest only, 3) three months deferral of payment, 4) six months of interest only. These modifications generally meet the criteria of both Section 4013 of the CARES Act and the joint interagency statement, and therefore, the Company does not account for such loan modifications as TDRs.   On August 3, 2020, the Federal Financial Institutions Examination Council on behalf of its members (collectively “the FFIEC members”) issued a joint statement on additional loan accommodations related to COVID-19.  The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013.  To be eligible, each loan modification must be (1) related to the COVID event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.  The December 31, 2020, deadline was subsequently extended to January 1, 2022, by the CAA.  All of the Company’s loan modifications granted under Section 4013 of the CARES Act are in compliance with the aforementioned FFIEC requirements.  Accordingly, the Company does not account for such loan modifications as TDRs.

Reclassifications:

Certain captions and amounts in the 2020 consolidated financial statements were reclassified to conform to the 2021 financial statement presentation. These reclassifications had no impact on net income or shareholders’ equity as previously reported.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. Business Combinations

Sevier County Bancshares, Inc.

On September 1, 2021, the Company completed the acquisition of Sevier County Bancshares, Inc., a Tennessee corporation (“SCB”), pursuant to an Agreement and Plan of Merger dated April 13, 2021 (the “Merger Agreement”).

In connection with the merger, the Company acquired $484.9 million of assets and assumed $443.1 million of liabilities. Pursuant to the Merger Agreement, at the effective time of the merger, SCB shareholders were entitled to receive for each share of SCB common stock, no par value per share, outstanding immediately prior to the Merger, either (i) $10.17 in cash (the “Per Share Cash Consideration”), or (ii) 0.4116 shares of Company common stock, par value $1.00 (the “Per Share Stock Consideration”). Pursuant to the terms of the Merger Agreement, (i) each SCB shareholder holding 20,000 shares or more of SCB common stock will receive the Per Share Stock Consideration and (ii) each SCB shareholder holding fewer than 20,000 shares of SCB common stock may elect to receive either the Per Share Stock Consideration or the Per Share Cash Consideration.  SmartFinancial issued 1,691,535 shares of SmartFinancial common stock and paid $9.6 million in cash as consideration for the Merger.  The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $15.6 million, representing the intangible value of SCB’s business and reputation within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes.  The Company is amortizing the related core deposit intangible of $1.6 million using the effective yield method over 120 months (10 years), which represents the expected useful life of the asset.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values (1) and are summarized in the table below (in thousands).

		Initial
	As recorded	Fair value	Subsequent	As recorded
	by SCB	adjustments	Adjustments	by the Company
Assets:
Cash & cash equivalents	$84,313	$—	$—	$84,313
Investment securities available-for-sale	64,219	(614)	—	63,605
Restricted investments	533	—	—	533
Loans	304,620	(4,551)	—	300,069
Allowance for loan losses	(3,644)	3,644	—	—
Premises and equipment, net	15,579	(295)	—	15,284
Bank owned life insurance	7,116	—	—	7,116
Deferred tax asset, net	10,340	(4,007)	—	6,333
Core deposit intangible	—	1,550	—	1,550
Interest Receivable	884	—	—	884
Other assets	920	(272)	—	648
Total assets acquired	$484,880	$(4,545)	$—	$480,335

Liabilities:
Deposits	$435,036	$—	—	$435,036
Time deposit premium	—	888	—	888
Subordinated debt	2,500	—	—	2,500
Payables and other liabilities	5,563	115	—	5,678
Total liabilities assumed	443,099	1,003	—	444,102
Excess of assets acquired over liabilities assumed	$41,781
Aggregate fair value adjustments		$(5,548)	$—
Total identifiable net assets				36,233
Consideration transferred:
Cash				9,568
Common stock issued (1,691,535 shares)				42,254
Total fair value of consideration transferred				51,822

Goodwill				$15,589

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents additional information related to the purchased credit impaired loans (ASC 310-30) of the acquired loan portfolio at the acquisition date (in thousands):

September 1, 2021
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$25,932
Non-accretable differences	4,203
Cash flows expected to be collected	21,729
Accretable yield	3,480
Fair value	$18,249

The following table discloses the impact of the merger with SCB since the acquisition date through the three and nine months ended September 30, 2021. The table also presents certain pro-forma information (net interest income plus total noninterest income (“Revenue”) and net income) as if the SCB acquisition had occurred on January 1, 2020. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

Merger-related costs for the three and nine months ended September 30, 2021, were $445 thousand and $683 thousand, respectively, and have been excluded from the pro-forma information presented below.  The actual results and pro-forma information were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Revenue	Net Income	Revenue	Net Income
2021:
Actual SCB results included in statement of income since acquisition date	$1,090	$343	$1,090	$343
Supplemental consolidation pro-forma as if SCB had been acquired January 1, 2021	39,207	10,516	110,745	30,984

2020:
Supplemental consolidation pro-forma as if SCB had been acquired January 1, 2020	$32,965	$6,624	$93,213	$16,473

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

The following table discloses the impact of the merger with Fountain since the acquisition date through the three and nine months ended September 30, 2021. The table also presents certain pro-forma information (net interest income plus total noninterest income (“Revenue”) and net income) as if the Fountain acquisition had occurred on January 1, 2020. The pro-forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

Merger-related costs for the three and nine months ended September 30, 2021, were $18 thousand and $159 thousand, respectively, and have been excluded from the pro-forma information presented below.  The actual results and pro-forma information were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Revenue	Net Income	Revenue	Net Income
2021:
Actual Fountain results included in statement of income since acquisition date	$1,696	$357	$2,834	$702
Supplemental consolidation pro-forma as if Fountain had been acquired January 1, 2021	36,690	9,614	102,470	28,101

2020:
Supplemental consolidation pro-forma as if Fountain had been acquired January 1, 2020	$31,566	$6,744	$89,016	$16,274

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Note 3. Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options and restricted stock. The effect from the stock options and restricted stock on incremental shares from the assumed conversions for net income per share-basic and net income per share-diluted are presented below. There were no antidilutive shares for the three and nine months ended September 30, 2021.  There were 114 thousand and 85 thousand antidilutive shares for the three and nine months ended September 30, 2020, respectively.

The following is a summary of the basic and diluted earnings per share computation (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic earnings per share computation:
Net income available to common shareholders	$9,600	$6,395	$28,134	$15,302
Average common shares outstanding – basic	15,557,528	15,160,579	15,192,919	14,903,757
Basic earnings per share	$0.62	$0.42	$1.85	$1.03
Diluted earnings per share computation:
Net income available to common shareholders	$9,600	$6,395	$28,134	$15,302
Average common shares outstanding – basic	15,557,528	15,160,579	15,192,919	14,903,757
Incremental shares from assumed conversions:
Stock options and restricted stock	133,598	50,032	119,836	61,698
Average common shares outstanding - diluted	15,691,126	15,210,611	15,312,755	14,965,455
Diluted earnings per common share	$0.61	$0.42	$1.84	$1.02

Note 4. Securities

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale are summarized as follows (in thousands):

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury	$93,910	$176	$(61)	$94,025
U.S. Government-sponsored enterprises (GSEs)	54,175	201	(913)	53,463
Municipal securities	93,422	2,179	(31)	95,570
Other debt securities	25,996	367	(72)	26,291
Mortgage-backed securities (GSEs)	68,837	1,339	(182)	69,994
Total	$336,340	$4,262	$(1,259)	$339,343

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government-sponsored enterprises (GSEs)	$30,526	$10	$(6)	$30,530
Municipal securities	89,644	2,345	—	91,989
Other debt securities	25,019	112	(13)	25,118
Mortgage-backed securities (GSEs)	66,425	1,754	(182)	67,997
Total	$211,614	$4,221	$(201)	$215,634

At September 30, 2021 and December 31, 2020, securities with a carrying value totaling approximately $161.4 million and $80.2 million, respectively, were pledged to secure public funds and securities sold under agreements to repurchase.

The Company has entered-into-various fair value hedging transactions to mitigate the impact of changing interest rates on the fair values of available for sale securities. See Note 11 – Derivatives Financial Instruments for disclosure of the gains and losses recognized on derivative instruments and the cumulative fair value hedging adjustments to the carrying amount of the hedged securities.

Proceeds from sale of securities available-for-sale, gross gains and gross losses on sales and redemptions for the three and nine months ended September 30, 2021, and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Proceeds from sales	$16,771	$4,884	$16,771	$11,759
Gross gains	$64	$17	$64	$43
Gross losses	$(19)	$(26)	$(19)	$(37)

Proceeds from maturities and calls	$32,275	$30,350	$43,551	$45,800

The amortized cost and estimated fair value of securities at September 30, 2021, by contractual maturity for non-mortgage backed securities are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021
	Amortized	Fair
	Cost	Value
Due in one year or less	$61,259	$61,267
Due from one year to five years	3,817	3,843
Due from five years to ten years	90,688	91,409
Due after ten years	111,739	112,830
	267,503	269,349
Mortgage-backed securities	68,837	69,994
Total	$336,340	$339,343

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities available-for-sale have been in a continuous unrealized loss position (in thousands):

	September 30, 2021
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Treasury	$76,626	$(61)	4	$—	$—	—	$76,626	$(61)	4
U.S. Government-sponsored enterprises (GSEs)	37,469	(910)	10	841	(3)	3	38,310	(913)	13
Municipal securities	3,929	(31)	3	—	—	—	3,929	(31)	3
Other debt securities	5,982	(72)	6	—	—	—	5,982	(72)	6
Mortgage-backed securities (GSEs)	8,891	(59)	8	8,780	(123)	6	17,671	(182)	14
Total	$132,897	$(1,133)	31	$9,621	$(126)	9	$142,518	$(1,259)	40

	December 31, 2020
	Less than 12 Months			12 Months or Greater			Total
		Gross	Number		Gross	Number		Gross	Number
	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized	of
	Value	Losses	Securities	Value	Losses	Securities	Value	Losses	Securities
U.S. Government-sponsored enterprises (GSEs)	$15,510	$(5)	3	$132	$(1)	1	$15,642	$(6)	4
Other debt securities	1,495	(5)	1	977	(8)	1	2,472	(13)	2
Mortgage-backed securities (GSEs)	9,790	(87)	6	6,083	(95)	3	15,873	(182)	9
Total	$26,795	$(97)	10	$7,192	$(104)	5	$33,987	$(201)	15

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

Based on this evaluation, the Company concluded that any unrealized losses at September 30, 2021, represented a temporary impairment, as these unrealized losses are primarily attributable to changes in interest rates and current market conditions, and not credit deterioration of the issuers. As of September 30, 2021, the Company does not intend, or be required, to sell any of the securities, and expects to recover the entire amortized cost of all of the securities.

The following is the amortized cost and carrying value of other investments (in thousands):

	September 30,	December 31,
	2021	2020
Federal Reserve Bank stock	$8,171	$8,606
Federal Home Loan Bank stock	6,451	5,838
First National Bankers Bank stock	350	350
Total	$14,972	$14,794

Our restricted investments consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2021, the Company determined that there was no impairment on its other investments.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5. Loans and Leases and Allowance for Loan and Lease Losses

Portfolio Segmentation:

Major categories of loans and leases are summarized as follows (in thousands):

	September 30, 2021			December 31, 2020
	PCI	All Other		PCI	All Other
	Loans and Leases[1]	Loans and Leases	Total	Loans and Leases[1]	Loans and Leases	Total
Commercial real estate	$23,156	$1,290,091	$1,313,247	$16,123	$996,853	$1,012,976
Consumer real estate	10,863	467,298	478,161	10,258	433,672	443,930
Construction and land development	2,904	323,470	326,374	5,348	272,727	278,075
Commercial and industrial	2,871	466,868	469,739	308	634,138	634,446
Leases	3,748	49,648	53,396	—	—	—
Consumer and other	87	11,659	11,746	27	12,789	12,816
Total loans and leases	43,629	2,609,034	2,652,663	32,064	2,350,179	2,382,243
Less: Allowance for loan and lease losses	(427)	(18,868)	(19,295)	(309)	(18,037)	(18,346)
Loans and leases, net	$43,202	$2,590,166	$2,633,368	$31,755	$2,332,142	$2,363,897

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

As previously mentioned in Note 1 – Presentation of Financial Information, the CARES Act established the PPP, administered directly by the SBA.  The PPP provides loans of up to $10 million to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency.  PPP loans carry an interest rate of one percent, and a maturity of two or five years.  These loans are fully guaranteed by the SBA and are not included in the Company’s loan and lease loss allowance calculations. The loans may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels.  PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company.  The SBA pays the Company fees for processing PPP loans and the fees are accounted for as loan origination fees and recognized over the contractual loan term as a yield adjustment on the loans. At September 30, 2021, the net deferred fees outstanding was $3.8 million for the 2021 PPP loans and no net deferred fees were outstanding for the 2020 PPP loans.  At December 31, 2020, the net deferred fees outstanding for the 2020 PPP loans was $4.2 million.  PPP loans are included in the Commercial and Industrial loan segments. As of September 30, 2021, the Company had 1,126 PPP loans outstanding, with an outstanding principal balance of $87.1 million and as of December 31, 2020, the Company had 2,863 PPP loans outstanding, with an outstanding principal balance of $288.9 million.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The composition of loans and leases by loan classification for performing, impaired and PCI loan and leases status is summarized in the tables below (in thousands):

			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
September 30, 2021:
Performing loans and leases	$1,289,233	$464,881	$323,470	$466,769	$49,648	$11,659	$2,605,660
Impaired loans and leases	858	2,417	—	99	—	—	3,374
	1,290,091	467,298	323,470	466,868	49,648	11,659	2,609,034
PCI loans and leases	23,156	10,863	2,904	2,871	3,748	87	43,629
Total loans and leases	$1,313,247	$478,161	$326,374	$469,739	$53,396	$11,746	$2,652,663

December 31, 2020:
Performing loans and leases	$992,982	$432,356	$272,727	$633,992	$—	$12,789	$2,344,846
Impaired loans and leases	3,871	1,316	—	146	—	—	5,333
	996,853	433,672	272,727	634,138	—	12,789	2,350,179
PCI loans and leases	16,123	10,258	5,348	308	—	27	32,064
Total loans and leases	$1,012,976	$443,930	$278,075	$634,446	$—	$12,816	$2,382,243

The following tables show the allowance for loan and lease losses allocation by loan and lease classification for impaired, PCI, and performing (in thousands):

			Construction	Commercial		Consumer
	Commercial	Consumer	and Land	and		and
	Real Estate	Real Estate	Development	Industrial	Leases	Other	Total
September 30, 2021:
Performing loans and leases	$8,927	$3,316	$2,218	$3,493	$225	$103	$18,282
Impaired loans and leases	417	70	—	99	—	—	586
	9,344	3,386	2,218	3,592	225	103	18,868
PCI loans and leases	61	155	—	209	—	2	427
Total loans and leases	$9,405	$3,541	$2,218	$3,801	$225	$105	$19,295

December 31, 2020:
Performing loans and leases	$7,579	$3,267	$2,076	$4,768	$—	$110	$17,800
Impaired loans and leases	—	116	—	121	—	—	237
	7,579	3,383	2,076	4,889	—	110	18,037
PCI loans and leases	—	88	—	218	—	3	309
Total loans and leases	$7,579	$3,471	$2,076	$5,107	$—	$113	$18,346

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables detail the changes in the allowance for loan and lease losses by loan and lease classification (in thousands):

	Three Months Ended September 30, 2021
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$8,382	$3,323	$2,061	$4,442	$—	$102	$18,310
Charged-off loans and leases	—	—	—	(41)	(68)	(132)	(241)
Recoveries of charge-offs	23	13	—	3	5	33	77
Provision charged to expense	1,000	205	157	(603)	288	102	1,149
Ending balance	$9,405	$3,541	$2,218	$3,801	$225	$105	$19,295

	Three Months Ended September 30, 2020
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$6,595	$3,313	$1,795	$4,443	$—	$108	$16,254
Charged-off loans and leases	—	(21)	—	(60)	—	(89)	(170)
Recoveries of charge-offs	11	17	—	55	—	16	99
Provision charged to expense	1,123	135	265	1,025	—	86	2,634
Ending balance	$7,729	$3,444	$2,060	$5,463	$—	$121	$18,817

	Nine Months Ended September 30, 2021
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$7,579	$3,471	$2,076	$5,107	$—	$113	$18,346
Charged-off loans and leases	—	(60)	—	(45)	(68)	(341)	(514)
Recoveries of charge-offs	29	34	—	13	5	171	252
Provision charged to expense	1,797	96	142	(1,274)	288	162	1,211
Ending balance	$9,405	$3,541	$2,218	$3,801	$225	$105	$19,295

	Nine Months Ended September 30, 2020
		Consumer	Construction	Commercial
	Commercial	Real	and Land	and		Consumer
	Real Estate	Estate	Development	Industrial	Leases	and Other	Total
Beginning balance	$4,508	$2,576	$1,127	$1,957	$—	$75	$10,243
Charged-off loans and leases	—	(23)	—	(77)	—	(231)	(331)
Recoveries of charge-offs	16	34	2	103	—	67	222
Provision charged to expense	3,205	857	931	3,480	—	210	8,683
Ending balance	$7,729	$3,444	$2,060	$5,463	$—	$121	$18,817

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan and lease portfolio. Our provision for loan and lease losses for the three and nine months ended September 30, 2021, is $1.1 million and $1.2 million, respectively, and $2.6 million $8.7 million, during the three and nine months ended September 30, 2020, respectively.  As of September 30, 2021, and December 31, 2020, our allowance for loan and lease losses was $19.3 million and $18.3 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for loan and lease losses as a percentage of total loans and leases was 0.73% at September 30, 2021 and 0.77% at December 31, 2020.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables outline the amount of each loan and lease classification and the amount categorized into each risk rating (in thousands):

	September 30, 2021
			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
Non PCI Loans and Leases:	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
Pass	$1,245,064	$461,422	$323,156	$460,588	$49,648	$11,591	$2,551,469
Watch	40,106	1,490	240	5,767	—	45	47,648
Special mention	3,841	1,527	—	244	—	—	5,612
Substandard	1,080	2,859	74	224	—	23	4,260
Doubtful	—	—	—	45	—	—	45
Total	1,290,091	467,298	323,470	466,868	49,648	11,659	2,609,034

PCI Loans and Leases:
Pass	11,769	8,473	2,344	2,824	3,748	69	29,227
Watch	7,719	754	91	1	—	18	8,583
Special mention	579	70	—	—	—	—	649
Substandard	3,089	1,566	469	46	—	—	5,170
Doubtful	—	—	—	—	—	—	—
Total	23,156	10,863	2,904	2,871	3,748	87	43,629
Total loans and leases	$1,313,247	$478,161	$326,374	$469,739	$53,396	$11,746	$2,652,663

	December 31, 2020
			Construction	Commercial
	Commercial	Consumer	and Land	and		Consumer
Non PCI Loans and Leases:	Real Estate	Real Estate	Development	Industrial	Leases	and Other	Total
Pass	$922,153	$417,302	$269,350	$625,836	$—	$12,622	$2,247,263
Watch	66,287	14,218	3,296	7,673	—	137	91,611
Special mention	4,446	46	—	320	—	—	4,812
Substandard	3,967	2,020	81	261	—	30	6,359
Doubtful	—	86	—	48	—	—	134
Total	996,853	433,672	272,727	634,138	—	12,789	2,350,179

PCI Loans and Leases:
Pass	11,072	8,382	1,008	262	—	25	20,749
Watch	3,381	224	3,820	—	—	2	7,427
Special mention	19	57	—	—	—	—	76
Substandard	1,651	1,595	520	46	—	—	3,812
Doubtful	—	—	—	—	—	—	—
Total	16,123	10,258	5,348	308	—	27	32,064
Total loans and leases	$1,012,976	$443,930	$278,075	$634,446	$—	$12,816	$2,382,243

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables present an aging analysis of our loan and lease portfolio (in thousands):

	September 30, 2021
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	PCI	Current	Total
Commercial real estate	$1,599	$—	$—	$858	$2,457	$23,156	$1,287,634	$1,313,247
Consumer real estate	170	—	—	2,564	2,734	10,863	464,564	478,161
Construction and land development	45	—	—	—	45	2,904	323,425	326,374
Commercial and industrial	342	214	—	125	681	2,871	466,187	469,739
Leases	377	42	—	—	419	3,748	49,229	53,396
Consumer and other	193	—	—	20	213	87	11,446	11,746
Total	$2,726	$256	$—	$3,567	$6,549	$43,629	$2,602,485	$2,652,663

	December 31, 2020
	30-60 Days	61-89 Days	Past Due 90		Total
	Past Due and	Past Due and	Days or More		Past Due and
	Accruing	Accruing	and Accruing	Nonaccrual	Nonaccrual	PCI	Current	Total
Commercial real estate	$134	$—	$67	$3,740	$3,941	$16,123	$992,912	$1,012,976
Consumer real estate	1,916	51	82	1,823	3,872	10,258	429,800	443,930
Construction and land development	245	—	—	12	257	5,348	272,470	278,075
Commercial and industrial	12	76	—	36	124	308	634,014	634,446
Leases	—	—	—	—	—	—	—	—
Consumer and other	14	5	—	22	41	27	12,748	12,816
Total	$2,321	$132	$149	$5,633	$8,235	$32,064	$2,341,944	$2,382,243

Impaired Loans and Leases:

The following is an analysis of the impaired loan and lease portfolio, including PCI loans and leases, detailing the related allowance recorded (in thousands):

	September 30, 2021			December 31, 2020
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans and leases without a valuation allowance:
Commercial real estate	$—	$—	$—	$3,871	$3,872	$—
Consumer real estate	2,156	2,157	—	888	888	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	2,156	2,157	—	4,759	4,760	—
Impaired loans and leases with a valuation allowance:
Commercial real estate	858	858	417	—	—	—
Consumer real estate	261	263	70	428	428	116
Construction and land development	—	—	—	—	—	—
Commercial and industrial	99	99	99	146	146	121
Leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
	1,218	1,220	586	574	574	237
PCI loans and leases:
Commercial real estate	1,206	1,500	61	—	—	—
Consumer real estate	1,196	1,318	155	1,827	2,086	88
Construction and land development	—	—	—	—	—	—
Commercial and industrial	255	228	209	270	234	218
Leases	—	—	—	—	—	—
Consumer and other	6	5	2	21	20	3
	2,663	3,051	427	2,118	2,340	309
Total impaired loans and leases	$6,037	$6,428	$1,013	$7,451	$7,674	$546

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$—	$—	$552	$3
Consumer real estate	2,171	19	758	3
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
	2,171	19	1,310	6
Impaired loans and leases with a valuation allowance:
Commercial real estate	858	—	198	—
Consumer real estate	261	3	440	4
Construction and land development	—	—	—	—
Commercial and industrial	154	2	379	2
Leases	—	—	—	—
Consumer and other	—	—	—	—
	1,273	5	1,017	6
PCI loans and leases:
Commercial real estate	1,230	27	8	—
Consumer real estate	1,176	21	1,869	38
Construction and land development	—	—	—	—
Commercial and industrial	258	1	305	2
Leases	—	—	—	—
Consumer and other	10	—	27	—
	2,674	49	2,209	40
Total impaired loans and leases	$6,118	$73	$4,536	$52

	Nine Months Ended September 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans and leases without a valuation allowance:
Commercial real estate	$1,000	$1	$374	$7
Consumer real estate	1,778	39	653	17
Construction and land development	—	—	289	—
Commercial and industrial	—	—	—	—
Leases	—	—	—	—
Consumer and other	—	—	—	—
	2,778	40	1,316	24
Impaired loans and leases with a valuation allowance:
Commercial real estate	1,218	104	198	2
Consumer real estate	352	11	712	18
Construction and land development	—	—	—	—
Commercial and industrial	141	7	269	7
Leases	—	—	—	—
Consumer and other	—	—	—	—
	1,711	122	1,179	27
PCI loans and leases:
Commercial real estate	410	27	250	1
Consumer real estate	1,169	64	1,344	77
Construction and land development	—	—	58	—
Commercial and industrial	263	3	343	5
Leases	—	—	—	—
Consumer and other	15	—	29	—
	1,857	94	2,024	83
Total impaired loans and leases	$6,346	$256	$4,519	$134

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

As of September 30, 2021 and December 31, 2020, management had approximately $212 thousand and $257 thousand, respectively, in loans that met the criteria for TDR, none of which were on nonaccrual. A loan is placed back on accrual status when both principal and interest are current, and it is probable that the Company will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.

There were no loans that were modified as a TDR during the nine months ended September 30, 2021, and one loan that was modified during the nine months ended September 30, 2020. There were no loans that were modified as TDRs during the past nine months and for which there was a subsequent payment default.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 national emergency. CARES Act along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 does not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. See Note 1 Presentation of Financial Information for more information.  At September 30, 2021, the Company had no loans remaining under COVID-19 modifications.

Foreclosure Proceedings and Balances:

As of September 30, 2021, there were no residential properties secured by real estate included in other real estate owned and there was one residential real estate loan totaling $33 thousand in the process of foreclosure.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchased Credit Impaired Loans and Leases:

The Company has acquired loans and leases where there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans and leases are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Commercial real estate	$31,664	$23,787
Consumer real estate	13,211	12,692
Construction and land development	3,686	1,812
Commercial and industrial	3,794	6,521
Leases	4,133	—
Consumer and other	154	161
Total loans and leases	56,642	44,973
Less: Remaining purchase discount	(13,013)	(12,909)
Total loans and leases, net of purchase discount	43,629	32,064
Less: Allowance for loan and leases losses	(427)	(309)
Carrying amount, net of allowance	$43,202	$31,755

Activity related to the accretable yield on loans and leases acquired with deteriorated credit quality is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Accretable yield, beginning of period	$14,522	$11,777	$16,889	$8,454
Additions	4,072	—	4,721	2,515
Accretion income	(2,151)	(1,267)	(5,180)	(4,401)
Reclassification	254	265	1,931	2,428
Other changes, net	(1,034)	7,405	(2,698)	9,184
Accretable yield, end of period	$15,663	$18,180	$15,663	$18,180

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

On September 30, 2021, the Company entered into a Purchase and Assumption Agreement and completed the sale of a portfolio of loans and certain assets associated (the “Sale”) with its branch office located in Richmond, Virginia to Strasburg, Virginia-based First Bank.  In accordance with GAAP, the Company allocated a proportionate share of its goodwill balance to the Sale on a relative fair value basis.  Based on a relative fair value analysis performed through the date of the sale, goodwill adjustment in the amount of $2.5 million related to the Sale was recorded during the third quarter of 2021.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	September 30,	December 31,
	2021	2020
Goodwill:
Balance, beginning of period	$74,135	$65,614
Acquisition of PFG	323	8,521
Acquisition of Fountain	2,400	—
Acquisition of SCB	15,589	—
Adjustment, due to Sale	(2,463)	—
Balance, end of the period	$89,984	$74,135

	Core Deposit	Customer Relationships	Tradename
Amortized other intangible assets:	Intangibles	Intangibles	Intangibles	Total
Beginning balance January 1, 2021, gross	$15,920	$1,064	$63	$17,047
Acquisition of Fountain	-	2,658	-	2,658
Acquisition of SCB	1,550	-	-	1,550
Balance, September 30, 2021, other intangible assets, gross	17,470	3,722	63	21,255
Less: accumulated amortization	(5,748)	(541)	(20)	(6,309)
Balance, September 30, 2021, other intangible assets, net	$11,722	$3,181	$43	$14,946

Beginning balance January 1, 2020, gross	$14,550	$-	$-	$14,550
Acquisition of PFG	1,370	1,064	63	2,497
Balance, December 31, 2020, other intangible assets, gross	15,920	1,064	63	17,047
Less: accumulated amortization	(4,540)	(161)	(10)	(4,711)
Balance, December 31, 2020, other intangible assets, net	$11,380	$903	$53	$12,336

The aggregate amortization expense for other intangible assets for the three and nine months ended September 30, 2021, was $711 thousand and $1.6 million, respectively, and for the three and nine months ended September 30, 2020, was $402 thousand and $1.2 million, respectively.

The estimated aggregate amortization expense for future periods for intangibles is as follows (in thousands):

Remainder of 2021	$660
2022	2,521
2023	2,356
2024	2,203
2025	2,041
Thereafter	5,165
Total	$14,946

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7. Borrowings, Line of Credit and Subordinated Debt

Borrowings:

At September 30, 2021, total borrowings were $88.7 million compared to $81.2 million at December 31, 2020.  Borrowings consist of the following (dollars in thousands):

	September 30,	December 31,
	2021	2020
Securities sold under customer repurchase agreements	$6,248	$5,803
FHLB borrowings	75,000	75,000
Other borrowings	7,500	396
Total	$88,748	$81,199

Securities Sold Under Agreements to Repurchase:

The Company had securities sold under agreements to repurchase with commercial checking customers which were secured by government agency securities.  The carrying value of investment securities pledged as collateral under repurchase agreements was $5.6 million and $7.6 million at September 30, 2021 and December 31, 2020, respectively.

Line of Credit:

The Company has a Loan and Security Agreement and revolving note with ServisFirst Bank, pursuant to which ServisFirst Bank has made a $25.0 million revolving line of credit available to the Company. The maturity of the line of credit is March 24, 2023. At September 30, 2021, $7.5 million was outstanding under the line of credit, and $17.5 million of the line of credit remained available to the Company.

Subordinated Debit:

On September 28, 2018, the Company issued $40 million of 5.625% fixed-to-floating rate subordinated notes (the "Notes"), which was outstanding as of September 30, 2021 and December 31, 2020. Unamortized debt issuance cost was $591 thousand and $654 thousand at September 30, 2021 and December 31, 2020, respectively.

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

The Notes debt issuance costs totaled $842 thousand and will be amortized through the Notes’ maturity date. Amortization expense totaled $21 thousand and $63 thousand for the three and nine months ended September 30, 2021 and September 30, 2020, respectively

On September 1, 2021, the Company acquired $2.5 million of subordinated notes (“sub-debt”) from the acquisition of SCB. The sub-debt bears interest at a rate of 6.75% per annum until August 14, 2024, with the interest during this period payable semi-annually in arrears. From and including August 14, 2024, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month LIBOR, or an alternative rate determined in accordance with the terms of the sub-debt if three-month LIBOR cannot be determined, plus 530.25 basis points, with interest during this period payable quarterly in arrears. The sub-debt is redeemable by the Company, in whole or in part, on or after August 14, 2024, and at any time, in whole but not in part, upon the occurrence

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of certain events. The sub-debt has been structured to qualify initially as Tier 2 capital for the Company for regulatory capital purposes.

Note 8. Employee Benefit Plans

401(k) Plan:

The Company provides a deferred salary reduction plan (“Plan”) under Section 401(k) of the Internal Revenue Code covering substantially all employees. After 90 days of service, the Company matches 100% of employee contributions up to 3% of compensation and 50% of employee contributions on the next 2% of compensation. The Company’s contribution to the Plan for the three and nine months ending September 30, 2021, was $287 thousand and $925 thousand, respectively.  The Company’s contribution to the Plan for the three and nine months ending September 30, 2020, was $282 thousand and $840 thousand, respectively.

Equity Incentive Plans:

The Compensation Committee of the Company’s Board of Directors may grant or award eligible participants stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards or any combination of awards (collectively referred to herein as "Rights"). At September 30, 2021, the Company had one active equity incentive plan available for future grants, the 2015 Stock Incentive Plan, which has 1,830,260 Rights available for future grants or awards.

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

Stock Options:

A summary of the status of stock option plans is presented in the following table:

		Weighted
		Average
		Exercisable
	Number	Price
Outstanding at December 31, 2020	99,617	$10.19
Granted	—	—
Exercised	(19,040)	10.18
Forfeited	—	—
Outstanding at September 30, 2021	80,577	$10.19

The Company did not recognize any stock option-based compensation expense during the three and nine months ended September 30, 2021 and 2020, respectively, as all stock options issued are fully vested.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Information pertaining to stock options outstanding at September 30, 2021, is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$6.60	19,250	0.45 years	$6.60	19,250	$6.60
9.48	18,000	1.45 years	9.48	18,000	9.48
9.60	22,250	2.25 years	9.60	22,250	9.60
11.76	2,266	0.75 years	11.76	2,266	11.76
15.05	18,811	3.75 years	15.05	18,811	15.05
Outstanding, end of period	80,577	1.95 years	$10.19	80,577	$10.19

No stock options were exercised during the three months ended September 30, 2021.  The intrinsic value of options exercised during nine months ended September 30, 2021, was $220 thousand, and $75 thousand and $141 thousand, during the three and nine months ended September 30, 2020, respectively.  The aggregate intrinsic value of total options outstanding and exercisable options at September 30, 2021, was $1.3 million. Cash received from options exercised under all share-based payment arrangements for the nine months ended September 30, 2021 was $194 thousand.

No options vested during the nine months ended September 30, 2021 and 2020, respectively. No stock options were exercised during the three months ended September 30, 2021.  The income tax expense/benefit recognized for the exercise of options during the nine months ended September 30, 2021, was a benefit of $9 thousand and for the three and nine months ended September 30, 2020, was an expense of $3 thousand and a benefit of $19 thousand, respectively.

As of September 30, 2021, all options were fully vested and currently no future compensation cost will be recognized related to nonvested stock-based compensation arrangements granted under the Plans.

Restricted Stock Awards:

A summary of the activity of the Company’s unvested restricted stock awards for the period ended September 30, 2021 is presented below:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance at December 31, 2020	100,218	$19.07
Granted	53,134	20.43
Vested	(7,185)	21.42
Forfeited/expired	(1,800)	16.37
Balance at September 30, 2021	144,367	$19.49

The Company measures the fair value of restricted stock awards based on the price of the Company’s common stock on the grant date, and compensation expense is recorded over the vesting period. The compensation expense for restricted stock awards during the three and nine months ended September 30, 2021, was $163 thousand and $525 thousand, respectively, and was $142 thousand and $365 thousand, during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, there was $1.6 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the plan. The cost is expected to be recognized over a weighted average period of 2.74 years. The grant-date fair value of restricted stock awards vested was $154 thousand for the nine months ended September 30, 2021.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Appreciation Rights ("SARs"):

A summary of the status of SARs plans is presented in the following table:

		Weighted
		Average
	Number	Exercisable Price
Outstanding at December 31, 2020	73,000	$19.02
Granted	22,000	20.70
Exercised	(23,500)	21.61
Forfeited	(6,000)	18.00
Outstanding at September 30, 2021	65,500	$18.75

Information pertaining to SARs outstanding at September 30, 2021, is as follows:

	SARs Outstanding			SARs Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average		Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$15.19	16,000	2.25 years	$15.19	—	$—
18.12	19,000	1.25 years	18.12	—	—
20.70	20,000	3.25 years	20.70	—	—
21.61	10,500	0.25 years	21.61	10,500	21.61
Outstanding, end of period	65,500	1.95 years	$18.75	10,500	$21.61

SARs compensation expense of $49 thousand and $162 thousand was recognized for the three and nine months ended September 30, 2021, respectively, and ($63) thousand and ($89) thousand for the three and nine months ended September 30, 2020. The credit in expense for the three and nine months ended September 30, 2020, was due to adjustments related to the fair value evaluation of SARs.

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

A summary of the Company’s total contractual amount for all off-balance sheet commitments are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Commitments to extend credit	$616,271	$476,841
Standby letters of credit	10,439	5,261

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Standby letters of credit issued by the Company are conditional commitments to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies and is required in instances which the Company deems necessary. At September 30, 2021 and December 31, 2020, the carrying amount of liabilities related to the Company’s obligation to perform under standby letters of credit was insignificant.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Recurring Measurements of Fair Value:

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2021:
Assets:
Securities available-for-sale:
U.S. Treasury	94,025	—	94,025	—
U.S. Government-sponsored enterprises (GSEs)	$53,463	$—	$53,463	$—
Municipal securities	95,570	—	95,570	—
Other debt securities	26,291	—	26,291	—
Mortgage-backed securities (GSEs)	69,994	—	69,994	—
Total securities available-for-sale	$339,343	$—	$339,343	$—

Liabilities:
Derivative financial instruments	$4,180	$—	$4,180	$—

December 31, 2020:
Assets:
Securities available-for-sale:
U.S. Government-sponsored enterprises (GSEs)	$30,530	$—	$30,530	$—
Municipal securities	91,989	—	91,989	—
Other debt securities	25,118	—	25,118	—
Mortgage-backed securities (GSEs)	67,997	—	67,997	—
Total securities available-for-sale	$215,634	$—	$215,634	$—

Liabilities:
Derivative financial instruments	$6,174	—	$6,174	—

During the nine months ending September 30, 2021, there were no transfers between Level 1 and Level 2 in the fair value hierarchy.

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Derivative financial instruments - The fair value for derivative financial instruments is determined based on market prices, broker-dealer quotations on similar products, or other related input parameters. The derivative financial instruments are generally classified Level 2.

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances management adjusts fair value for assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the financial instruments carried on the consolidated balance sheets by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets	Other	Other
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2021:
Collateral dependent loans	$2,868	$—	$—	$2,868
Other real estate owned	2,415	—	—	2,415

December 31, 2020:
Collateral dependent loans	$2,455	$—	$—	$2,455
Other real estate owned	4,619	—	—	4,619

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below (dollars in thousands):

				Weighted
		Valuation	Significant Other	Average of
	Fair Value	Technique	Unobservable Input	Input
September 30, 2021:
Collateral dependent loans	$2,868	Appraisal	Appraisal discounts	26%
Other real estate owned	2,415	Appraisal	Appraisal discounts	10%

December 31, 2020:
Collateral dependent loans	$2,455	Appraisal	Appraisal discounts	9%
Other real estate owned	4,619	Appraisal	Appraisal discounts	22%

Collateral dependent loans: A collateral dependent loan is measured based on the fair value of the collateral securing these loans, less selling costs. Collateral dependent loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Colleterial dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other real estate owned: Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at fair value less estimated costs to sell upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, the difference is recognized in noninterest expense.

Carrying value and estimated fair value:

The carrying amount and estimated fair value of the Company’s financial instruments are as follows (in thousands):

	Fair Value Measurements Using
	Carrying				Estimated
	Amount	Level 1	Level 2	Level 3	Fair Value
September 30, 2021:
Assets:
Cash and cash equivalents	$1,091,160	$1,091,160	$—	$—	$1,091,160
Securities available-for-sale	339,343	—	339,343	—	339,343
Other investments	14,972	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	2,636,786	—	—	2,630,239	2,630,239

Liabilities:
Noninterest-bearing demand deposits	977,180	—	977,180	—	977,180
Interest-bearing demand deposits	847,007	—	847,007	—	847,007
Money market and savings deposits	1,389,393	—	1,389,393	—	1,389,393
Time deposits	585,692	—	587,954	—	587,954
Borrowings	88,748	—	89,669	—	89,669
Subordinated debt	41,909	—	—	43,645	43,645
Derivative financial instruments	4,180	—	4,180	—	4,180

December 31, 2020:
Assets:
Cash and cash equivalents	$481,719	$481,719	$—	$—	$481,719
Securities available-for-sale	215,634	—	215,634	—	215,634
Other investments	14,794	N/A	N/A	N/A	N/A
Loans and leases, net and loans held for sale	2,375,618	—	—	2,377,581	2,377,581

Liabilities:
Noninterest-bearing demand deposits	685,957	—	685,957	—	685,957
Interest-bearing demand deposits	649,129	—	649,129	—	649,129
Money market and savings deposits	919,631	—	919,631	—	919,631
Time deposits	550,498	—	554,120	—	554,120
Borrowings	81,199	—	82,892	—	82,892
Subordinated debt	39,346	—	—	40,550	40,550
Derivative financial instruments	6,174	—	6,174	—	6,174

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

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Note 11.Derivatives Financial Instruments

Derivatives designated as fair value hedges:

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative net investment hedge instrument, as well as the offsetting gain or loss on the hedged asset or liability attributable to the hedged risk, are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of fixed rate tax-exempt callable securities available-for-sale. The hedging strategy on securities converts the fixed interest rates to LIBOR-based variable interest rates. These derivatives are designated as partial term hedges of selected cash flows covering specified periods of time prior to the call dates of the hedged securities. The Company has elected early adoption of ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which allows such partial term hedge designations.

A summary of the Company’s fair value hedge relationships for the periods presented are as follows (dollars in thousands):

		Weighted
		Average
	Balance	Remaining	Weighted
	Sheet	Maturity	Average	Receive	Notional	Estimated
Liability derivatives	Location	(In Years)	Pay Rate	Rate	Amount	Fair Value
September 30, 2021:
Interest rate swap agreements - securities	Other liabilities	5.74	3.09%	3 month LIBOR	$36,000	$(4,180)

December 31, 2020:
Interest rate swap agreements - securities	Other liabilities	7.13	3.08%	3 month LIBOR	$36,000	$(6,174)

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The effects of the Company’s fair value hedge relationships reported in interest income on tax-exempt available-for-sale securities on the consolidated income statement were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income on tax-exempt securities	$549	$565	$1,675	$1,586
Effects of fair value hedge relationships	(218)	(201)	(781)	(522)
Reported interest income on tax-exempt securities	$331	$364	$894	$1,064

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Gain (loss) on fair value hedging relationship	2021	2020	2021	2020
Interest rate swap agreements - securities:
Hedged items	$288	$299	$1,994	$(3,345)
Derivative designated as hedging instruments	$(288)	$(299)	$(1,994)	$3,345

The following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges (in thousands):

		Cumulative Amount of Fair
		Value Hedging Adjustment
	Carrying Amount	Included in Other Comprehensive
Line item on the balance sheet	of the Hedged Assets	Income
September 30, 2021:
Securities available-for-sale	$43,258	$448
December 31, 2020:
Securities available-for-sale	$44,017	$(1,063)

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

At September 30, 2021 and December 31, 2020, interest rate swaps related to the Company’s loan hedging program that were outstanding are presented in the following table (in thousands):

	September 30, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Interest rate swap agreements:
Assets	$14,718	$250	$-	$-
Liabilities	14,718	(250)	-	-
Total	$29,436	$-	$-	$-

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company establishes limits and monitors exposures for customer swap positions. Any fees received to enter the swap agreements at inception are recognized in earnings when received and is included in noninterest income. Such fees were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest rate swap agreements	$479	$—	$489	$—

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

The following table represents the consolidated balance sheet classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheet (in thousands):

		September 30,	December 31,
	Classification	2021	2020
Assets:
Operating lease right-of-use assets	Other assets	$6,104	$4,797
Liabilities:
Operating lease liabilities	Other liabilities	$6,154	$4,827

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019, was used.

As of September 30, 2021, the weighted average remaining lease term was 10.80 years and the weighted average discount rate was 2.39%.

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance (in thousands).

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease costs:
Operating lease costs	$270	$272	$764	$779
Variable lease costs	18	29	66	84
Total	$288	$301	$830	$863
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$257	$264	$740	$759

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2021, were as follows (in thousands):

Amounts
September 30, 2022	$253
September 30, 2023	985
September 30, 2024	744
September 30, 2025	528
September 30, 2026	515
Thereafter	4,059
Total future minimum lease payments	7,084
Amounts representing interest	(930)
Present value of net future minimum lease payments	$6,154

Note 13. Regulatory Matters

Regulatory Capital Requirements:

The final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective January 1, 2015. In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, under the new rules a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of common equity Tier 1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).  As of January 1, 2019, an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets is required for compliance with the capital conservation buffer. The ratios for the Company and the Bank are currently sufficient to satisfy the fully phased-in conservation buffer. At September 30, 2021, the Company and the Bank exceeded the minimum regulatory requirements and exceeded the threshold for the "well capitalized" regulatory classification.

Regulatory Restrictions on Dividends:

Pursuant to Tennessee banking law, the Bank may not, without the prior consent of the Commissioner of the Tennessee Department of Financial Institutions (the “TDFI”), pay any dividends to the Company in a calendar year in excess of the total of the Bank’s retained net income for that year plus the retained net income for the preceding two years.  Because this test involves a measure of net income, any charge on the Bank’s income statement, such as an impairment of goodwill, could impair the Bank’s ability to pay dividends to the Company. Under Tennessee corporate law, the Company is not permitted to pay dividends if, after giving effect to such payment, it would not be able to pay its debts as they become due in the usual course of business, or its total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if it were dissolving. In addition, in deciding whether to declare a dividend of any particular size, the Company’s board of directors must consider its and the Bank’s current and prospective capital, liquidity, and other needs. In addition to state law limitations on the Company’s ability to pay dividends, the Federal Reserve imposes

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

limitations on the Company’s ability to pay dividends. Federal Reserve regulations limit dividends, stock repurchases and discretionary bonuses to executive officers if the Company’s regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer.

During the three months ended September 30, 2021, the Bank did not pay a dividend to the Company and the Company paid a quarterly common stock dividend of $0.06 per share.   During the nine months ended September 30, 2021, the Bank paid $10.0 million in dividends to the Company. Since the first quarter of 2021, the Company has paid a quarterly common stock dividend of $0.06 per share. The amount and timing of all future dividend payments by the Company, if any, is subject to discretion of the Company’s board of directors and will depend on the Company’s earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to the Company.

Regulatory Capital Levels:

Actual and required capital levels at September 30, 2021, and December 31, 2020 are presented below (dollars in thousands):

					Minimum to be
					well
					capitalized under
			Minimum for		prompt
			capital		corrective action
	Actual		adequacy purposes		provisions[1]
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$381,766	12.92%	$236,367	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	320,562	10.85%	177,275	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	320,562	10.85%	132,956	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)[2]	320,562	8.36%	153,417	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$371,740	12.59%	$236,244	8.00%	$295,304	10.00%
Tier 1 Capital (to Risk Weighted Assets)	352,445	11.94%	177,183	6.00%	236,244	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	352,445	11.94%	132,887	4.50%	191,948	6.50%
Tier 1 Capital (to Average Assets)[2]	352,445	9.20%	153,185	4.00%	191,481	5.00%

December 31, 2020
SmartFinancial:
Total Capital (to Risk Weighted Assets)	$329,431	14.07%	$187,303	8.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	271,739	11.61%	140,477	6.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	271,739	11.61%	105,358	4.50%	N/A	N/A
Tier 1 Capital (to Average Assets)	271,739	8.70%	125,002	4.00%	N/A	N/A

SmartBank:
Total Capital (to Risk Weighted Assets)	$317,660	13.57%	$187,294	8.00%	$234,117	10.00%
Tier 1 Capital (to Risk Weighted Assets)	299,314	12.78%	140,470	6.00%	187,294	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	299,314	12.78%	105,353	4.50%	152,176	6.50%
Tier 1 Capital (to Average Assets)	299,314	9.58%	124,969	4.00%	156,212	5.00%

1The prompt corrective action provisions are applicable at the Bank level only.

2Average assets for the above calculations were based on the most recent quarter.

SMARTFINANCIAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14. Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended September 30, 2021
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, June 30, 2021	$2,051	$287	$2,338

Other comprehensive income	210	44	254
Reclassification of amounts included in net income	(33)	—	(33)
Net other comprehensive income during period	177	44	221

Ending balance, September 30, 2021	$2,228	$331	$2,559

	Three Months Ended September 30, 2020
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, June 30, 2020	$2,668	$(2,076)	$592

Other comprehensive income	(65)	492	427
Reclassification of amounts included in net income	(7)	—	(7)
Net other comprehensive income during period	(72)	492	420

Ending balance, September 30, 2020	$2,596	$(1,584)	$1,012

	Nine Months Ended September 30, 2021
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, December 31, 2020	$2,968	$(785)	$2,183

Other comprehensive income (loss)	(707)	1,116	409
Reclassification of amounts included in net income	(33)	—	(33)
Net other comprehensive income (loss) during period	(740)	1,116	376

Ending balance, September 30, 2021	$2,228	$331	$2,559

	Nine Months Ended September 30, 2020
			Accumulated
	Securities	Fair Value	Other
	Available-for-	Municipal	Comprehensive
	Sale	Security Hedges	Income (Loss)
Beginning balance, December 31, 2019	$391	$(223)	$168

Other comprehensive income (loss)	2,201	(1,361)	840
Reclassification of amounts included in net income	4	—	4
Net other comprehensive income (loss) during period	2,205	(1,361)	844

Ending balance, September 30, 2020	$2,596	$(1,584)	$1,012

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SmartFinancial, Inc. (the "Company" or “SmartFinancial”) is a bank holding company whose principal activity is the ownership and management of its wholly owned subsidiary, SmartBank (the "Bank"). The Company provides a variety of financial services to individuals and corporate customers through its offices in East and Middle Tennessee, Alabama, and the Florida Panhandle. The Bank’s primary deposit products are noninterest-bearing and interest-bearing demand deposits, savings and money market deposits, and time deposits. Its primary lending products are commercial, residential, and consumer loans.

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

Forward-Looking Statement

The Company may from time to time make written or oral statements, including statements contained in this report and information incorporated by reference herein (including, without limitation, certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2), that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements, including statements regarding the effects of the COVID-19 (and the variants thereof) pandemic on the Company’s business and financial results and conditions, are based on assumptions and estimates and are not guarantees of future performance. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words (and their derivatives), such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast,” and the like, the negatives of such expressions, or the use of the future tense. Statements concerning current conditions may also be forward-looking if they imply a continuation of a current condition. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, financial condition, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to:

●	weakness or a decline in the U.S. economy, in particular in Tennessee, and other markets in which we operate;
●	the possibility that our asset quality would decline or that we experience greater loan and lease losses than anticipated;
●	the impact of liquidity needs on our results of operations and financial condition;
●	competition from financial institutions and other financial service providers;
●	the impact of negative developments in the financial industry and U.S. and global capital and credit markets;
●	the impact of recently enacted and future legislation and regulation on our business, including changes to statutes, regulations or regulatory policies or practices as a result of, or in response to the COVID-19 pandemic, including the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus responses, and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	negative changes in the real estate markets in which we operate and have our primary lending activities, which may result in an unanticipated decline in real estate values in our market area;
●	risks associated with our growth strategy, including a failure to implement our growth plans or an inability to manage our growth effectively;
●	claims and litigation arising from our business activities and from the companies we acquire, which may relate to contractual issues, environmental laws, fiduciary responsibility, and other matters;

●	expected revenue synergies and cost savings from the acquisition of Sevier County Bancshares, Inc. (“SCB”) and our acquisition of Fountain Equipment Finance, LLC (“Fountain”) may not be fully realized or may take longer than anticipated to be realized;
●	disruption from the acquisitions of SCB and Fountain with customers, suppliers or employees or other business partners’ relationships;
●	the risk of successful integration of SCB’s and Fountain’s businesses with our business;
●	lower than expected revenue following the acquisitions of SCB and Fountain;
●	The Company’s ability to manage the combined company’s growth following the acquisitions of SCB and Fountain;
●	the dilution caused by the Company’s issuance of additional shares of its common stock in connection with the SCB acquisition;
●	cyber attacks, computer viruses or other malware that may breach the security of our websites or other systems we operate or rely upon for services to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage our systems and negatively impact our operations and our reputation in the market;
●	results of examinations by our primary regulators, the TDFI, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for credit losses, write-down assets, require us to reimburse customers, change the way we do business, or limit or eliminate certain other banking activities;
●	government intervention in the U.S. financial system and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve;
●	our inability to pay dividends at current levels, or at all, because of inadequate future earnings, impairments to goodwill, regulatory restrictions or limitations, and changes in the composition of qualifying regulatory capital and minimum capital requirements;
●	the relatively greater credit risk of commercial real estate loans and construction and land development loans in our loan and lease portfolio;
●	unanticipated credit deterioration in our loan and lease portfolio or higher than expected loan and lease losses within one or more segments of our loan and lease portfolio;
●	unexpected significant declines in the loan and lease portfolio due to the lack of economic expansion, increased competition, large prepayments, changes in regulatory lending guidance or other factors;
●	unanticipated loan and lease delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on our business caused by severe weather or other external events;
●	changes in expected income tax expense or tax rates, including changes resulting from revisions in tax laws, regulations and case law;
●	our ability to retain the services of key personnel;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions, including as a result of the Company’s participation in and execution of government programs related to the COVID-19 pandemic;
●	the impact of the COVID-19 pandemic on the Company’s assets, business, cash flows, financial condition, liquidity, prospects and results of operations;
●	potential increases in the provision for loan and lease losses resulting from the COVID-19 pandemic; and
●	the impact of Tennessee’s anti-takeover statutes and certain of our charter provisions on potential acquisitions of us;
●	risks associated with widespread inflation or deflation.

These and other factors that could cause results to differ materially from those described in the forward-looking statements can be found in SmartFinancial’s most recent annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, in each case filed with or furnished to the Securities and Exchange Commission (the “SEC”) and available on the SEC’s website (www.sec.gov). Undue reliance should not be placed on forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements contained in this release, which speak only as of the date hereof, whether as a result of new information, future events, or otherwise.

Certain captions and amounts in the prior periods presented were reclassified to conform to the current presentation. Such reclassifications had no effect on net income or shareholders’ equity.

Executive Summary

The following is a summary of the Company’s financial highlights and significant events during the third quarter and first nine months of 2021:

●	Successfully completed the hiring of experienced banking teams in the Gulf Coast Region and Auburn, Dothan, Montgomery and Birmingham Alabama and Tallahassee, Florida.
●	Announced and completed the acquisition of SCB.
●	Announced and completed the acquisition of Fountain.
●	Originated 1,801 Paycheck Protection Program (“PPP”) loans totaling $138.4 million.
●	Net income totaled $9.6 million, or $0.61 per diluted common share, during the third quarter of 2021 compared to $6.4 million, or $0.42 per diluted common share, for the same period in 2020.
●	Net income totaled $28.1 million, or $1.84 per diluted common share, during the first nine months of 2021 compared to $15.3 million, or $1.02 per diluted common share, for the same period in 2020.
●	Annualized return on average assets for the three months ended September 30, 2021 and 2020 was 0.97% and 0.76%, respectively.
●	Annualized return on average assets for the nine months ended September 30, 2021 and 2020 was 1.04% and 0.68%, respectively.

Analysis of Results of Operations

Third quarter of 2021 compared to 2020

Net income was $9.6 million, or $0.61 per diluted common share, for the third quarter of 2021, compared to $6.4 million, or $0.42 per diluted common share, for the third quarter of 2020.  The increase in net income for this period was primarily from the increase of $5.8 million in net interest income after provision for loan and lease losses and $2.2 million in noninterest income, offset by increases of $4.1 million in noninterest expense and $665 thousand in income tax expense.  The tax equivalent net interest margin was 3.35% for the third quarter of 2021, compared to 3.39% for the third quarter of 2020. Noninterest income to average assets was 0.64% for the third quarter of 2021, increasing from 0.49% for the third quarter of 2020. Noninterest expense to average assets increased to 2.35% in the third quarter of 2021, from 2.28% in the third quarter of 2020.

First nine months of 2021 compared to 2020

Net income was $28.1 million, or $1.84 per diluted common share, for the first nine months of 2021, compared to $15.3 million, or $1.02 per diluted common share, for the first nine months of 2020. The increase in net income for this period was primarily from the increase of $16.7 million in net interest income after provision for loan and lease losses and $6.7 million in noninterest income, offset by increases of $6.8 million in noninterest expense and $3.7 million in income tax expense. The tax equivalent net interest margin was 3.37% for the first nine months of 2021 compared to 3.62% for the first nine months of 2020. Noninterest income to average assets was 0.63% for the first nine months of 2021, increasing from 0.46% for the first nine months of 2020. Noninterest expense to average assets decreased to 2.34% in the first nine months of 2021, from 2.52% in the first nine months of 2020.

Net Interest Income and Yield Analysis

Third quarter of 2021 compared to 2020

Net interest income, taxable equivalent, increased to $30.5 million for the third quarter of 2021, up from $26.2 million for the third quarter of 2020. Net interest income was positively impacted, compared to the prior year, primarily by the increase in loan and lease balances, PPP and loan fees accretion and the reduction in interest expense on interest bearing liabilities.  Average interest-earning assets increased from $3.08 billion for the third quarter of 2020, to $3.61 billion for the third quarter of 2021, primarily because of the Company’s continued organic loan and lease growth, acquisition of Fountain completed on May 3, 2021, acquisition of SCB completed September 1, 2021, participation in the PPP, and the increase in our overall liquidity position. Over this period, average loan and lease balances increased by $122.4 million, average federal funds sold and other interest earning assets increased by $363.9 million, average interest-bearing deposits increased by $562.7 million, average noninterest-bearing deposits increased $228.3 million and average borrowings decreased $239.1 million. The tax equivalent net interest margin decreased to 3.35% for the third quarter of 2021, compared to 3.39% for the third quarter of 2020. The yield on earning assets decreased from 3.88% for the third quarter of 2020, to 3.67% for the third quarter of 2021, primarily due to lower yielding excess liquidity. The cost of average interest-bearing deposits decreased from 0.59% for the third quarter of 2020, to 0.34% for the third quarter of 2021, primarily due to a lower interest rate environment during the period.

The following tables summarizes the major components of net interest income and the related yields and costs for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2021			2020
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans and leases, including fees[1]	$2,532,604	31,623	4.95%	$2,410,173	28,508	4.71%
Loans held for sale	3,987	51	5.09%	8,048	113	5.57%
Taxable securities	187,032	832	1.77%	132,642	546	1.64%
Tax-exempt securities[2]	87,621	477	2.16%	88,129	515	2.32%
Federal funds sold and other earning assets	802,712	474	0.23%	438,785	327	0.30%
Total interest-earning assets	3,613,956	33,457	3.67%	3,077,777	30,009	3.88%
Noninterest-earning assets	323,067			262,764
Total assets	$3,937,023			$3,340,541

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$763,613	$414	0.21%	$509,999	$199	0.16%
Money market and savings deposits	1,233,533	854	0.27%	833,022	704	0.34%
Time deposits	524,327	885	0.67%	615,714	1,994	1.29%
Total interest-bearing deposits	2,521,473	2,153	0.34%	1,958,735	2,897	0.59%
Borrowings[3]	80,188	121	0.60%	319,265	334	0.42%
Subordinated debt	40,211	654	6.47%	39,311	584	5.91%
Total interest-bearing liabilities	2,641,872	2,928	0.44%	2,317,311	3,815	0.65%
Noninterest-bearing deposits	877,831			649,489
Other liabilities	24,522			25,834
Total liabilities	3,544,225			2,992,634
Shareholders' equity	392,798			347,907
Total liabilities and shareholders’ equity	$3,937,023			$3,340,541
Net interest income, taxable equivalent		$30,529			$26,194
Interest rate spread			3.23%			3.22%
Tax equivalent net interest margin			3.35%			3.39%

Percentage of average interest-earning assets to average interest-bearing liabilities			136.80%			132.82%
Percentage of average equity to average assets			9.98%			10.41%

1Loans and leases include PPP loans with an average balance of $128.4 million and $295.0 million for the three months ended September 30, 2021, and 2020, respectively.  Loan and lease fees included in loan and lease income was $3.5 million and $2.7 million for the three months ended September 30, 2021, and 2020, respectively. Loan and lease fee income for the three months ended September 30, 2021 and 2020, includes $2.9 million and $1.8 million accretion of loan fees on PPP loans, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $146 thousand for the three months ended September 30, 2021 and $151 thousand for the three months ended September 30, 2020.

3Includes average balance of $237.8 million in Paycheck Protection Liquidity Facility (“PPPLF”) funding for the quarter ended September 30, 2020.  No PPPLF funding was used for the quarter ended September 30, 2021.

First nine months of 2021 compared to 2020

Net interest income, taxable equivalent, increased to $84.0 million for the first nine months of 2021, up from $74.8 million for the first nine months of 2020. Net interest income was positively impacted, compared to the prior year, primarily due to increases in loan and lease balances, PPP and loan fees accretion and reduction in interest expense on interest-bearing liabilities.  Average interest-earning assets increased from $2.76 billion for the first nine months of 2020, to $3.33 billion for the first nine months of 2021, primarily as a result of the acquisition of PFG completed March 1, 2020, the acquisition of Fountain completed on May 3, 2021, acquisition of SCB completed September 1, 2021, participation in the PPP and continued organic growth. Over this period, average loan and lease balances increased by $237.8 million, average interest-bearing deposits increased by $460.4 million, average noninterest-bearing deposits increased $245.1 million and average borrowings decreased $122.0 million. The tax equivalent net interest margin decreased to 3.37% for the first nine months of 2021, compared to 3.62% for the first nine months of 2020. The yield on earning assets decreased from 4.27% for the first nine months of 2020, to 3.73% for the first nine months of 2021, primarily due to rate cuts by the Federal Reserve during the first quarter of 2020, to a lesser extent loan and lease yields declining from market competition and lower yielding excess liquidity, offset by PPP and loan fees accretion. The cost of average interest-bearing deposits decreased from 0.79% for the first nine months of 2020, to 0.39% for the first nine months of 2021, primarily due to a lower interest rate environment during the period.

	Nine Months Ended September 30,
	2021			2020

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Loans and leases, including fees[1]	$2,489,843	$87,823	4.72%	$2,252,075	$83,487	4.95%
Loans held for sale	5,724	192	4.49%	6,409	231	4.81%
Taxable Securities	163,005	2,472	2.03%	123,895	1,813	1.95%
Tax-exempt securities[2]	89,244	1,339	2.01%	81,604	1,486	2.43%
Federal funds and other earning assets	584,970	1,074	0.25%	296,449	1,206	0.54%
Total interest-earning assets	3,332,786	92,900	3.73%	2,760,432	88,223	4.27%
Noninterest-earning assets	295,074			248,293
Total assets	$3,627,860			$3,008,725

Liabilities and Stockholders’ Equity:
Interest-bearing demand deposits	$698,148	974	0.19%	$451,074	782	0.23%
Money market and savings deposits	1,112,342	2,580	0.31%	749,316	2,707	0.48%
Time deposits	517,566	3,179	0.82%	667,303	7,527	1.51%
Total interest-bearing deposits	2,328,056	6,733	0.39%	1,867,693	11,016	0.79%
Borrowings[3]	81,177	360	0.59%	203,202	674	0.44%
Subordinated debt	39,650	1,823	6.15%	39,290	1,751	5.95%
Total interest-bearing liabilities	2,448,883	8,916	0.49%	2,110,185	13,441	0.85%
Noninterest-bearing deposits	782,960			537,860
Other liabilities	21,553			23,826
Total liabilities	3,253,396			2,671,871
Stockholders’ equity	374,464			336,854
Total liabilities and stockholders’ equity	$3,627,860			$3,008,725
Net interest income, taxable equivalent		$83,984			$74,782
Interest rate spread			3.24%			3.42%
Tax equivalent net interest margin			3.37%			3.62%

Percentage of average interest-earning assets to average interest-bearing liabilities			136.09%			130.81%
Percentage of average equity to average assets			10.32%			11.20%

1Loans and leases include PPP loans with an average balance of $235.0 million and $169.6 million for the nine months ended September 30, 2021, and 2020, respectively.  Loan and lease fees included in loan and lease income was $9.0 million and $6.3 million for the nine months ended September 30, 2021, and 2020, respectively. Loan lease fee income for the nine months ended September 30, 2021 and 2020, includes $7.4 million and $3.7 million accretion of loan fees on PPP loans, respectively.

2Yields related to investment securities exempt from income taxes are stated on a taxable-equivalent basis assuming a federal income tax rate of 21.0%. The taxable-equivalent adjustment was $445 thousand for the nine months ended September 30, 2021 and $422 thousand for the nine months ended September 30, 2020.

3Includes average balance of $115.7 million in PPPLF funding for the nine months ended September 30, 2020.  No PPPLF funding was used for the nine months ended September 30, 2021.

Noninterest Income

The following table summarizes noninterest income by category (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Service charges on deposit accounts	$1,220	$892	$328	$3,278	$2,370	$908
Gain (loss) on sale of securities	45	(9)	54	45	6	39
Mortgage banking	994	1,029	(35)	3,238	2,544	694
Investment services	448	359	89	1,546	1,159	387
Insurance commissions	745	560	185	2,768	1,302	1,466
Interchange and debit card transaction fees, net	1,078	868	210	2,839	1,652	1,187
Other	1,779	422	1,357	3,429	1,417	2,012
Total noninterest income	$6,309	$4,121	$2,188	$17,143	$10,450	$6,693

Third quarter of 2021 compared to 2020

Noninterest income increased by $2.2 million, or 53.1%, during the third quarter of 2021 compared to the same period in 2020. This quarterly change in total noninterest income primarily resulted from the following:

●	Increase in service charges on deposit accounts, related to the SCB acquisition, deposit growth and transaction volume;
●	Increase insurance commissions due to increased activity;
●	Increase in interchange and debit card transaction fees, related to increased volume, deposit growth and the SCB acquisitions: and
●	Increase in other, primarily from new fee income from the acquisition of Fountain, cash surrender value of bank owned life insurance (“BOLI”) from the additional BOLI purchased during the first quarter of 2021 and SWAP fee income from the newly created capital markets program in the second quarter of 2021.

First nine months of 2021 compared to 2020

Noninterest income increased by $6.7 million, or 64.0%, during the first nine months of 2021 compared to the same period in 2020. This change in total noninterest income primarily resulted from the following:

●	Increase in service charges on deposit accounts, related to the PFG and SCB acquisitions, deposit growth and transaction volume;
●	Increase in mortgage banking, from increased volume due to low rate environment;
●	Increase in investment services, stemming from increased production;
●	Increase in insurance commissions, primarily from a full nine months of insurance commissions in 2021 and placement of life insurance policies during the first quarter of 2021;
●	Increase in interchange and debit card transaction fees, related to increased volume, deposit growth and the PFG and SCB acquisitions; and
●	Increase in other, primarily from new fee income from the acquisition of Fountain, cash surrender value of bank owned life insurance from the additional BOLI purchased during the first quarter of 2021 and SWAP fee income from the newly created capital markets program in the second quarter of 2021.

Noninterest Expense

The following table summarizes noninterest expense by category (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Salaries and employee benefits	$13,594	$11,032	$2,562	$36,666	$31,395	$5,271
Occupancy and equipment	2,536	2,186	350	7,170	6,093	1,077
FDIC insurance	525	534	(9)	1,266	894	372
Other real estate and loan related expense	407	643	(236)	1,514	1,535	(21)
Advertising and marketing	235	253	(18)	654	653	1
Data processing and technology	1,753	1,131	622	4,642	3,293	1,349
Professional services	810	594	216	2,300	2,172	128
Amortization of intangibles	711	402	309	1,597	1,169	428
Merger related and restructuring expenses	464	290	174	939	3,863	(2,924)
Other	2,274	2,102	172	6,822	5,699	1,123
Total noninterest expense	$23,309	$19,167	$4,142	$63,570	$56,766	$6,804

Third quarter of 2021 compared to 2020

Noninterest expense increased by $4.1 million, or 21.6%, in the third quarter of 2021 as compared to the same period in 2020. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to the Fountain acquisition completed May 3, 2021, SCB acquisition completed September 1, 2021, and overall franchise growth from talent hired in Auburn, Dothan, Montgomery and Birmingham, Alabama and Tallahassee, Florida;
●	Increase in occupancy and equipment, due to ongoing infrastructure and facilities added to accommodate growth in operations; and
●	Increase in data processing and technology, primarily from continued infrastructure build and overall growth.

First nine months of 2021 compared to 2020

Noninterest expense increased by $6.8 million, or 12.0%, in the first nine months of 2021 as compared to the same period in 2020. The change in total noninterest expense primarily resulted from the following:

●	Increase in salary and employee benefits, related to the PFG acquisition, Fountain acquisition completed May 3, 2021, SCB acquisition completed September 1, 2021, and overall franchise growth from talent hired in Auburn, Dothan, Montgomery and Birmingham Alabama, and Tallahassee, Florida;
●	Increase in occupancy and equipment, due to ongoing infrastructure and facilities added to accommodate growth in operations;
●	Increase in FDIC insurance, related to continued asset growth;
●	Increase in data processing and technology, primarily from continued infrastructure build and overall growth; and
●	Other increased, primarily from an investment in a start-up fintech company and other expenses related to continued franchise growth.

Taxes

Third quarter of 2021 compared to 2020

In the third quarter of 2021 income tax expense totaled $2.6 million compared to $2.0 million in the third quarter of 2020. The effective tax rate was approximately 22.0% in the third quarter of 2021 compared to 23.5% third quarter of 2020. The lower effective tax rate for the third quarter of 2021 compared to same quarter in 2020 was due to a proportional higher amount of non-taxable income in relation to income taxes.

First nine months of 2021 compared to 2020

In the first nine months of 2021 income tax expense totaled $7.8 million compared to $4.1 million in the first nine months of 2020. The effective tax rate was approximately 21.6% for first nine months of 2021 compared to 21.0% a year ago. The higher effective tax rate for the first nine months of 2021 compared to same period in 2020 was due to 2020 having a proportionately higher amount of non-taxable income in relation to income before taxes and, as part of the CARES Act legislation, a tax benefit realized from the recognition of net operating loss carryforwards from past acquisitions.

Loan and Lease Portfolio

The Company had total net loans and leases outstanding, including organic and acquired loans and leases, of approximately $2.63 billion at September 30, 2021 compared to $2.36 billion at December 31, 2020. Loans secured by real estate, consisting of commercial and residential property, are the principal component of our loan and lease portfolio.

Organic Loans and Leases

Our organic net loans and leases, which excludes loans and leases purchased through acquisitions, increased by $132.2 million, or 6.7%, from December 31, 2020, to $2.11 billion at September 30, 2021.  Included in the growth was $138.4 million of PPP loans that were originated and funded during the first nine months of 2021 and offset by $341.5 million in forgiven PPP loans originated in 2020 and 2021. Total net deferred fees associated with the PPP loans originated during the first nine months of 2021 was approximately $7.0 million with $3.2 million accreted into income.

Acquired Loans and Leases

Purchased non-credit impaired loans and leases of $476.5 million at September 30, 2021 increased by $125.8 million from December 31, 2020.  Since December 31, 2020, our net purchased credit impaired (“PCI”) loans and leases, net increased by $11.4 million to $43.2 million at September 30, 2021. The increase in purchased non-credit impaired loans and leases and PCI loans and leases is related to the acquisition of Fountain and SCB and offset by maturities, paydowns and payoffs.

The following tables summarize the composition of our loan and lease portfolio for the periods presented (dollars in thousands):

	September 30, 2021
		Purchased	Purchased		% of
		Non-Credit	Credit	Total	Gross
	Organic	Impaired	Impaired	Amount	Total
Commercial real estate-mortgage	$1,038,286	$251,805	$23,156	$1,313,247	49.5%
Consumer real estate-mortgage	339,503	127,795	10,863	478,161	18.0%
Construction and land development	303,540	19,930	2,904	326,374	12.3%
Commercial and industrial	426,168	40,700	2,871	469,739	17.7%
Leases	11,625	38,023	3,748	53,396	2.0%
Consumer and other	9,980	1,679	87	11,746	0.4%
Total gross loans and leases receivable, net of deferred fees	2,129,102	479,932	43,629	2,652,663	100.0%
Allowance for loan and leases losses	(15,443)	$(3,425)	(427)	(19,295)
Total loans and leases, net	$2,113,659	$476,507	$43,202	$2,633,368

	December 31, 2020
		Purchased	Purchased		% of
		Non-Credit	Credit	Total	Gross
	Organic	Impaired	Impaired	Amount	Total
Commercial real estate-mortgage	$807,913	$188,940	$16,123	$1,012,976	42.5%
Consumer real estate-mortgage	313,582	120,090	10,258	443,930	18.6%
Construction and land development	259,622	13,105	5,348	278,075	11.7%
Commercial and industrial	607,212	26,926	308	634,446	26.6%
Leases	—	—	—	—	—%
Consumer and other	9,250	3,539	27	12,816	0.5%
Total gross loans and leases receivable, net of deferred fees	1,997,579	352,600	32,064	2,382,243	100.0%
Allowance for loan and lease losses	(16,154)	(1,883)	(309)	(18,346)
Total loans and leases, net	$1,981,425	$350,717	$31,755	$2,363,897

Loan and Lease Portfolio Maturities

The following table sets forth the maturity distribution of our loans and leases at September 30, 2021, including the interest rate sensitivity for loans and leases maturing after one year (in thousands):

					Rate Structure for Loans and Leases
					Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial real estate-mortgage	$112,664	$487,065	$713,518	$1,313,247	$833,575	$367,008
Consumer real estate-mortgage	32,951	171,718	273,492	478,161	214,867	230,343
Construction and land development	73,654	153,507	99,213	326,374	120,573	132,147
Commercial and industrial	103,351	267,296	99,092	469,739	303,865	62,523
Leases	2,248	51,148	—	53,396	51,148	—
Consumer and other	4,656	6,481	609	11,746	6,921	169
Total loans and leases	$329,524	$1,137,215	$1,185,924	$2,652,663	$1,530,949	$792,190

Nonaccrual, Past Due, and Restructured Loans and Leases

Nonperforming loans and leases as a percentage of total gross loans and leases, net of deferred fees, was 0.13% as of September 30, 2021, and 0.24% as of December 31, 2020, respectively. Total nonperforming assets as a percentage of total assets as of September 30, 2021, totaled 0.14% compared to 0.31% as of December 31, 2020. Acquired PCI loans and leases that are included in loan pools are reclassified at acquisition to accrual status and thus are not included as nonperforming assets.

The following table summarizes the Company’s nonperforming assets for the periods presented (in thousands):

	September 30,	December 31,
	2021	2020
Nonaccrual loans and leases	$3,567	$5,633
Accruing loans and leases past due 90 days or more	—	149
Total nonperforming loans and leases	3,567	5,782
Other real estate owned	2,415	4,619
Other repossessed property	77	—
Total nonperforming assets	$6,059	$10,401
Restructured loans not included above	$212	$257

COVID-19 Loan Modifications

As a result of the CARES Act, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic.  At September 30, 2021, the Company had no loans remaining under COVID-19 modifications.

Allocation of the Allowance for Loan and Lease Losses

We maintain the allowance at a level that we deem appropriate to adequately cover the probable losses inherent in the loan and lease portfolio. Our provision for loan and lease losses for the nine months ended September 30, 2021, is $1.2 million compared to $8.7 million in the same period of 2020, a decrease of $7.5 million.  The allowance for loan and lease loss provision for the nine months ended September 30, 2020, increased due to the onset of the COVID-19 pandemic and related economic uncertainty.   As of September 30, 2021 and December 31, 2020, our allowance for loan and lease losses was $19.3 million and $18.3 million, respectively, which we deemed to be adequate at each of the respective dates.  Our allowance for loan and lease loss as a percentage of total loans and leases was 0.73% at September 30, 2021 and 0.77% at December 31, 2020.

Our purchased loans and leases were recorded at fair value upon acquisition. The fair value adjustments on the performing purchased loans and leases will be accreted into income over the life of the loans and leases. A provision for loan and lease losses is recorded for any deterioration in these loans and leases subsequent to the acquisition. As of September 30, 2021, the notional balances on PCI loans and leases was $56.6 million while the carrying value was $43.6 million. At September 30, 2021, there was an allowance on PCI loans and leases of $427 thousand.

The following table sets forth, based on our best estimate, the allocation of the allowance to types of loans and leases for the periods presented, and the percentage of loans and leases in each category to total loans and leases (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial real estate-mortgage	$9,405	49.5%	$7,579	42.5%
Consumer real estate-mortgage	3,541	18.0%	3,471	18.6%
Construction and land development	2,218	12.3%	2,076	11.7%
Commercial and industrial	3,801	17.7%	5,107	26.6%
Leases	225	2.0%	—	—%
Consumer and other	105	0.4%	113	0.5%
Total allowance for loan and lease losses	$19,295	100.0%	$18,346	100.0%

The allocation by category is determined based on the loans and leases individually assigned risk rating, if applicable, and environmental factors applicable to each category of loan and lease. For impaired loans and leases, those loans and leases are reviewed for a specific allowance allocation. Specific valuation allowances related to impaired, non PCI, loans and leases were approximately $586 thousand at September 30, 2021, compared to $237 thousand at December 31, 2020.

Analysis of the Allowance for Loan and Lease Losses

The following is a summary of changes in the allowance for loan and lease losses for the periods presented including the ratio of the allowance for loan and lease losses to total loans and leases as of the end of each period (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$18,310	$16,254	$18,346	$10,243
Provision for loan and lease losses	1,149	2,634	1,211	8,683
Charged-off loans and leases:
Commercial real estate-mortgage	—	—	—	—
Consumer real estate-mortgage	—	(21)	(60)	(23)
Construction and land development	—	—	—	—
Commercial and industrial	(41)	(60)	(45)	(77)
Leases	(68)	—	(68)	—
Consumer and other	(132)	(89)	(341)	(231)
Total charged-off loans and leases	(241)	(170)	(514)	(331)
Recoveries of previously charged-off loans and leases:
Commercial real estate-mortgage	23	11	29	16
Consumer real estate-mortgage	13	17	34	34
Construction and land development	—	—	—	2
Commercial and industrial	3	55	13	103
Leases	5	—	5	—
Consumer and other	33	16	171	67
Total recoveries of previously charged-off loans and leases	77	99	252	222
Net loan and lease charge-offs	(164)	(71)	(262)	(109)
Balance at end of period	$19,295	$18,817	$19,295	$18,817
Ratio of allowance for loan and lease losses to total loans and leases outstanding at end of period	0.73%	0.78%	0.73%	0.78
Ratio of net loan and lease charge-offs to average loans and leases outstanding for the period	0.03%	—%	0.01%	—

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

Securities Portfolio

Our securities portfolio, consisting primarily of Federal agency bonds, state and municipal securities, and mortgage-backed securities, amounted to fair values of $339.3 million and $215.6 million at September 30, 2021 and December 31, 2020, respectively. Our investments to assets ratio increased from 6.5% at December 31, 2020 to 7.7% at September 30, 2021. Our securities portfolio serves many purposes including serving as a potential liquidity source, collateral for public funds, and as a stable source of income. All of the Company’s securities are designated as available-for-sale.

The following table shows the amortized cost of the Company’s securities, all investment securities were classified as available for sale (in thousands):

	September 30,	December 31,
	2021	2020
U.S. Treasury	$93,910	$—
U.S. Government-sponsored enterprises (GSEs)	54,175	30,526
Municipal securities	93,422	89,644
Other debt securities	25,996	25,019
Mortgage-backed securities	68,837	66,425
Total securities	$336,340	$211,614

The following table presents the contractual maturity of the Company’s securities by contractual maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis) at September 30, 2021. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs (dollars in thousands):

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
U.S. Treasury	$59,999	$—	$33,911	$—	$93,910
U.S. Government agencies	—	—	25,590	28,585	54,175
State and political subdivisions	1,261	2,830	6,677	82,654	93,422
Other debt securities	—	987	24,509	500	25,996
Mortgage-backed securities	—	2,653	11,173	55,011	68,837
Total securities	$61,260	$6,470	$101,860	$166,750	$336,340
Weighted average yield (1)	0.08%	1.56%	2.25%	2.51%	1.97%
(1)	Based on amortized cost, taxable equivalent basis

Deposits

Deposits are the primary source of funds for the Company’s lending and investing activities. The Company provides a range of deposit services to businesses and individuals, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, IRAs and CDs. These accounts generally earn interest at rates the Company establishes based on market factors and the anticipated amount and timing of funding needs. The establishment or continuity of a core deposit relationship can be a factor in loan pricing decisions. While the Company’s primary focus is on establishing customer relationships to attract core deposits, at times, the Company uses brokered deposits and other wholesale deposits to supplement its funding sources. As of September 30, 2021, brokered deposits represented approximately 1.4% of total deposits.

The Company believes its deposit product offerings are properly structured to attract and retain core low-cost deposit relationships. The average cost of interest-bearing deposits for the three months ended September 30, 2021 and 2020, was 0.34% and 0.59%, respectively. The decrease cost was primarily due to maturing and repricing of time deposits, which decreased by 62 basis points.  The average cost of interest-bearing deposits for the nine months ended September 30, 2021 and 2020, was 0.39% and 0.79%, respectively. The decreased cost of interest-bearing deposits was due to the maturing and changes in rates caused by federal rate-changes during the periods.

Total deposits as of September 30, 2021, were $3.80 billion, which was an increase of $994.1 million from December 31, 2020. This increase was primarily from organic deposit growth and the acquisition of SCB. As of September 30, 2021, the Company had outstanding time deposits under $250,000 with balances of $432.8 million and time deposits over $250,000 with balances of $152.9 million.

The following table summarizes the maturities of time deposits $250,000 or more (in thousands).

September 30,
2021
Three months or less	$39,165
Three to six months	30,888
Six to twelve months	42,425
More than twelve months	40,427
Total	$152,905

Borrowings

The Company uses short-term borrowings and long-term debt to provide both funding and, to a lesser extent, regulatory capital using debt at the Company level which can be downstreamed as Tier 1 capital to the Bank. Borrowings totaled $88.7 million at September 30, 2021, and consisted of $75.0 million in FHLB borrowing and short-term borrowings totaled $13.7 million and consisted of $7.5 million with ServisFirst Bank and $6.3 million of securities sold under repurchase agreements. Long-term debt totaled $41.9 million at September 30, 2021, and $39.3 million at December 31, 2020, and consisted entirely of subordinated debt.  For more information regarding our borrowings, see "Part I - Item 1. Consolidated Financial Statements - Note 7 – Borrowings and Line of Credit."

Capital Resources

The Company uses leverage analysis to examine the potential of the institution to increase assets and liabilities using the current capital base. The key measurements included in this analysis are the Bank’s Common Equity Tier 1 capital, Tier 1 capital, leverage and total capital ratios. At September 30, 2021 and December 31, 2020, our capital ratios, including our Bank’s capital ratios, exceeded regulatory minimum capital requirements. From time to time we may be required to support the capital needs of our bank subsidiary. We believe we have various capital raising techniques available to us to provide for the capital needs of our bank, if necessary. For more information regarding our capital, leverage and total capital ratios, see “Part I - Item 1. Consolidated Financial Statements - Note 13 - Regulatory Matters.”

Liquidity and Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing and depository needs of its customers. At September 30, 2021, we had $616.3 million of pre-approved but unused lines of credit and $10.4 million of standby letters of credit. These commitments generally have fixed expiration dates and many will expire without being drawn upon. The total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate Federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase Federal funds from other financial institutions.  For more information regarding our off-balance sheet arrangements, see “Part I - Item 1. Consolidated Financial Statements - Note 9 – Commitments and Contingent Liabilities.”

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

			Maximum Percentage Decline
			in Net Interest
			Income from the Budgeted
	Estimated % Change in Net		or Base Case
	Interest Income Over 12		Projection of Net Interest
	Months		Income
September 30, 2021:	Increase +	Decrease -	Next 12 Months
An instantaneous, parallel rate increase or decrease of the following at the beginning of the third quarter:
± 100 basis points	7.57%	(0.69)%	8%
± 200 basis points	15.37%	(1.40)%	14%

At September 30, 2021, our model results indicated that we were within our policy limits, except for the increase of plus 200 basis points, due to excess cash on the balance sheet.

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

To help monitor our related risk, we’ve established the following policy limits regarding simulated changes in our economic value of equity:

			Maximum
			Percentage
			Decline in
			Economic Value
			of Equity from
			the Economic
			Value of Equity
	Current Estimated Instantaneous		at Currently
	Rate Change		Prevailing
September 30, 2021:	Increase +	Decrease -	Interest Rates

Instantaneous, Parallel Change in Prevailing Interest Rates Equal to:
±100 basis points	5.36%	(8.98)%	10%
±200 basis points	10.79%	(10.69)%	15%

At September 30, 2021, our model results indicated that we were within our policy limits.

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

The Company has $61.3 million in investments that mature throughout the next 12 months. The Company also anticipates $11.2 million of principal payments from mortgage-backed securities over the same period. The Company also has unused borrowing capacity in the amount of $263.8 million available with the Federal Reserve, FHLB, several correspondent banks and a line of credit. With these sources of funds, the Company currently anticipates adequate liquidity to meet the expected obligations of its customers.

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

There were no changes in SmartFinancial’s internal control over financial reporting during SmartFinancial’s fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, SmartFinancial’s internal control over financial reporting.

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
(c)	Issuer Purchases of Registered Equity Securities

On November 20, 2018, the Company announced that its board of directors has authorized a stock repurchase plan pursuant to which the Company may purchase up to $10.0 million in shares of the Company’s outstanding common stock. Stock repurchases under the plan will be made from time to time in the open market, at the discretion of the management of the Company, and in accordance with applicable legal requirements. The stock repurchase plan does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, amended, suspended, or discontinued at any time. As of September 30, 2021, we have purchased $5.5 million of the authorized $10.0 million and may purchase up to an additional $4.5 million in the Company’s outstanding common stock.

The following table summarizes the Company’s repurchase activity during the three months ended September 30, 2021.

				Maximum
				Number (or
				Approximate
				Dollar Value) of
				Shares That May
			Total Number of Shares	Yet Be Purchased
	Total Number of	Weighted	Purchased as Part of	Under the Plans
	Shares	Average Price Paid	Publicly Announced	or Programs (in
Period	Repurchased	Per Share	Plans or Programs	thousands)
July 1, 2021 to July 31, 2021	—	$—	—	$4,484
August 1, 2021 to August 31, 2021	—	—	—	4,484
September 1, 2021 to September 30, 2021	—	—	—	4,484
Total	—	$—	—	$4,484

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated April 13, 2021, by and between SmartFinancial, Inc. and Sevier County Bancshares, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K filed April 14, 2021
2.2	Purchase Agreement, dated as of May 2, 2021, by and among Warren Payne, G. Price Cooper, B. Wade West, Craig Phillipy, and SmartBank	Incorporated by reference to Exhibit 2.1 to Form 8-K filed May 3, 2021
3.1	Second Amended and Restated Charter of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.3 to Form 8-K filed September 2, 2015
3.2	Second Amended and Restated Bylaws of SmartFinancial, Inc.	Incorporated by reference to Exhibit 3.1 to Form 8-K filed October 26, 2015
10.1	First Amendment to Loan and Security Agreement, dated as of September 23, 2021, by and between SmartFinancial, Inc. and ServisFirst Bank	Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 28, 2021
31.1	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
31.2	Certification pursuant to Rule 13a -14(a)/15d-14(a)	Filed herewith.
32.1	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2	Certification pursuant to 18 USC Section 1350 -Sarbanes-Oxley Act of 2002	Furnished herewith.
101	Interactive Data Files (formatted as Inline XBRL)	Filed herewith.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101	Filed herewith

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

SmartFinancial, Inc.

Date:	November 9, 2021	/s/ William Y. Carroll, Jr.
William Y. Carroll, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	November 9, 2021	/s/ Ronald J. Gorczynski
Ronald J. Gorczynski
Executive Vice President and Chief Financial Officer
(principal financial officer and accounting officer)